Form 10QSB
period 2004-03-31
MVB FINANCIAL CORP
filed 2004-05-11
CIK 1277902

FORM 10-QSB

Quarterly or Transitional Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934 Quarterly or Transitional Report

FEDERAL DEPOSIT INSURANCE CORPORATION

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to

Commission file number 000-50567

MVB Financial Corp.

(Exact name of small business issuer as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Virginia Ave Fairmont, WV 26554-2777

(Address of principal executive offices)

(304) 363-4800

(Issuer’s telephone number)

Check whether the issue (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding as of May 8, 2004
Common Stock $1 Par Value	708,025

Transitional Small Business Disclosure Format (Check one):    Yes Model B  No

MVB Financial Corp.

Form 10QSB

For the quarter ended March 31, 2004

MVB Financial Corp.

Part I, Item 1

Financial Statements

MVB Financial Corp.

Balance Sheets

	3/31/2004	12/31/2003
ASSETS
Cash & due from banks	$2,527,922	$2,018,336
Interest bearing balances - FHLB	684,308	1,159,093
Federal funds sold	—	548,000
Certificates of deposit in other banks	1,288,000	797,000
Investment Securities:
Securities held- to- maturity, at cost	1,289,498	1,322,653
Securities available- for- sale, at approximate market value	22,982,461	23,750,283
Loans:	66,083,584	62,615,469
Less: Allowance for loan losses	(726,929)	(688,799)

Net Loans	65,356,655	61,926,670

Bank premises, furniture and equipment	1,648,227	1,671,484
Accrued interest receivable and other assets	1,649,890	1,737,357

TOTAL ASSETS	$97,426,961	$94,930,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$7,635,311	$7,155,243
Interest bearing	70,794,176	68,182,788

Total Deposits	78,429,487	75,338,031
Accrued interest, taxes, and other liabilities	383,271	261,142
Securities sold under agreements to repurchase	6,793,864	6,724,601
Federal Home Loan Bank borrowings	3,592,867	4,778,918

Total Liabilities	89,199,489	87,102,692

STOCKHOLDERS’ EQUITY
Common stock, par value $1; 1,000,000 shares authorized; 708,025 shares issued and outstanding	708,025	708,025
Additional paid-in capital	6,537,060	6,537,060
Retained earnings	962,241	741,945
Accumulated other comprehensive income	20,146	(158,846)

Total Stockholders’ Equity	8,227,472	7,828,184

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,426,961	$94,930,876

MVB Financial Corp.

Statements of Income

	Three Months Ended Mar 31

	2004	2003
INTEREST INCOME
Interest and fees on loans	$1,046,782	$868,606
Interest on deposits with other banks	12,334	31,913
Interest on federal funds sold	863	2,872
Investment securities—taxable	221,486	202,630

	1,281,465	1,106,021
INTEREST EXPENSE
Interest on deposits and borrowed funds	379,785	446,747

NET INTEREST INCOME	901,680	659,274
Provision for loan losses	43,250	42,960

Net interest income after provision for loan losses	858,430	616,314

OTHER INCOME
Service charges on deposit accounts	98,892	57,769
Commissions from investment services	5,599	160
Other operating income	50,623	44,340
Gain on sale of securities	—	—

	155,114	102,269

OTHER EXPENSES
Salaries and employee benefits	316,607	266,184
Occupancy expense	33,904	33,421
Equipment rentals, depreciation, & maintenance	35,022	35,955
Data processing	105,592	82,873
Postage	17,486	14,630
Telephone	3,727	3,096
Advertising	12,122	9,409
Credit investigations & other loan related expenses	5,736	8,288
Stationary and printing	13,680	12,360
Legal and accounting fees	21,740	9,840
FDIC and state assessment	6,532	6,335
Business franchise tax	9,900	5,500
Business & Occupation tax	9,000	7,200
Correspondent service charges	8,942	8,547
Other operating expenses	38,398	26,904

	638,388	530,542

Income Before Income Taxes	375,156	188,041

Income Taxes	154,860	57,600

NET INCOME	$220,296	$130,441

Net Income Per Common Share	$0.30	$0.18

MVB Financial Corp.

Statements of Cash Flows

	Three Months Ended Mar 31
	2004	2003
OPERATING ACTIVITIES
Net Income	$220,296	$130,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,250	42,960
Depreciation	27,357	32,435
Amortization, net of accretion	50,590	102,930
Decrease/(increase) in interest receivable and other assets	59,128	(76,176)
Increase in accrued interest, taxes, and other liabilities	51,463	26,513

NET CASH PROVIDED BY OPERATING ACTIVITIES	452,084	259,103

INVESTING ACTIVITIES
(Increase) in loans, net	(3,473,235)	(2,113,450)
Purchases of premises and equipment	(4,100)	(10,794)
Purchases of investment securities available-for-sale	(500,000)	(8,428,076)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	474,785	(2,436,614)
Decrease/(increase) in federal funds sold	548,000	(2,000)
Purchases of certificates of deposit with other banks	(1,782,000)	(697,000)
Proceeds from maturity of certificates of deposit with other banks	1,291,000	1,195,000
Proceeds from sales, maturities & calls of securities available-for sale	1,500,770	3,330,245
Proceeds from maturities and calls of securities held-to-maturity	27,614	78,719

NET CASH (USED IN) INVESTING ACTIVITIES	(1,917,166)	(9,083,970)

FINANCING ACTIVITIES
Net increase in deposits	3,091,456	4,873,614
Net increase in repurchase agreements	69,263	1,460,608
Net (decrease)/increase in Federal Home Loan Bank borrowings	(1,186,051)	2,997,614

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,974,668	9,331,836

Increase in cash and cash equivalents	509,586	506,969

Cash and cash equivalents at beginning of period	2,018,336	2,145,330

Cash and cash equivalents at end of period	$2,527,922	$2,652,299

NOTES TO FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited balance sheet as of March 31, 2004 and the unaudited statements of income and cash flows for the periods ended March 31, 2004 and 2003 have been prepared by management of MVB Financial Corp., (the “Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2004 and its results of operations and cash flows for the periods ended March 31, 2004 and 2003, have been made.

The balance sheet as of December 31, 2003 has been extracted from audited financial statements included in the Company’s 2003 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report of MVB.

Note 2. Cash Flows

For the three months ended March 31, 2004 and 2003, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $2.528 million at March 31, 2004 and $2.652 million at March 31, 2003.

Note 3. Other Comprehensive Income

MVB Financial Corp. currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

	Mar 31	Dec 31
	2004	2003
(Amounts in Thousands)
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(159)	$135
Unrealized gains/(losses) on securities available for sale	278	(501)
Pension liability adjustment	0	68
Deferred income tax effect	(99)	139

Ending accumulated other comprehensive income	$20	$(159)

Part I

Item 2 – Description of Business

MVB Financial Corp. is a West Virginia state-chartered bank holding company, which was chartered May 29, 2003. It’s wholly owned subsidiary, The Monongahela Valley Bank, Inc. (MVB), was incorporated and opened for business on January 4, 1999. MVB’s deposits are insured by the FDIC. MVB engages in general banking business with the primary market area being Marion County, West Virginia. The main office is located at 301 Virginia Avenue, West Virginia. As of December 31, 2003, MVB had total assets of $94.9 million, loans of $62.6 million, deposits of $75.3 million and shareholders’ equity of $7.82 million, compared to $81.0, $48.0, $64.9 and $7.3 as of December 31, 2002, respectively. By March 31, 2004, total assets had grown to $97.4 million while loans climbed to $66.1 million and deposits had increased to $78.4 million. Shareholders equity approximated $8.2 million at this same date.

A comparison of the 3-month interim periods ending March 31, 2004 and 2003 reveals an increase of $7 million in total assets. This increase is basically the result of $8.6 million in interest bearing deposits and a decrease in Federal Home Loan Bank (FHLB) borrowings of $1.5 million.

While the balance sheet growth was not exciting, significant asset reallocations took place from 2003 to 2004. From 2003 to 2004 loans increased nearly $16 million. This is the area of a bank that is generally responsible for income enhancement. The $16 million increase in loans were funded through the increase in deposits as well as decreases in investment securities of $3 million, interest bearing balances with the FHLB of $3 million, a $1 million reduction in federal funds sold and a $1.5 million reduction in certificates of deposits in other banks.

For this same quarterly period comparison, net income increased $90,000. This is principally the result of a $250,000 increase in net interest income, resulting from the reallocation of assets from investments to loans as described previously. Other expenses increased by $100,000, primarily the result of a $50,000 increase in salary and benefit costs, $25,000 increase in data processing and $12,000 increase in legal fees. Personnel costs increased as a result of loan staff additions during the quarter and salary adjustments effective January 1, 2004. Data processing increases are a function of increased account activity. The legal fee increase relates principally to the formation of MVB Financial Corp, which was effective January 1, 2004.

Finally, income taxes increased $100,000. All net operating loss carryforwards resulting from MVB start up losses were used up in 2003. Accordingly, the effective tax rate now approaches 40% versus 30% in 2003.

When comparing the year-end 2003 and interim period ending March 31, 2004, there are no significant balance sheet changes, but rather a continued reallocation of the balance sheet from investments to loans. During the first quarter of 2004, deposits increased by $3 million while FHLB borrowings decreased nearly $1.2 million. The reallocation of the balance sheet continued with loans increasing by $3.5 million, while investment securities declined by $750,000. Liquid assets remained nearly flat. While this balance sheet reallocation to loans continued, the liquidity of the institution exceeds 20%, well within the established policy guidelines.

Banking Services

MVB provides individuals, businesses, and local governments with a broad range of loan products, including personal lines of credit, commercial, real estate, and installment loans and deposit products, including checking, savings, NOW and money market accounts, certificates of deposit, and individual retirement accounts. MVB currently does not provide trust services. MVB also offers non-deposit investment products through an association with a broker dealer.

The FDIC insures all deposit accounts up to the maximum allowed by law (generally $100,000 per depositor, subject to aggregation rules). MVB solicits these accounts from individuals, businesses, associations, organizations and government authorities.

MVB also offers commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. MVB also originates mortgage loans as well as commercial and residential construction loans.

The principal economic risk associated with each of the categories of anticipated loans is the creditworthiness of MVB’s prospective borrowers. With any loan category, the level of risk increases or decreases depending on economic conditions prevailing from time to time. The unsecured loans in all categories have a higher risk than secured loans.

MVB makes a substantial portion of its loans to working individuals, small businesses and professional persons. These types of loans should provide opportunities to establish long-term relationships but may also be credits that are less able to withstand unforeseen economic, competitive and financial conditions that borrowers of a more substantial size. The risk associated with real estate loans and installment loans to individuals varies based on employment levels, fluctuations in value of residential real estate and other conditions that affect the ability of customers to repay indebtedness. The risk associated with commercial loans varies based upon the strength and activity of the local economics of MVB’s market areas. The risk associated with real estate construction loans varies based upon supply and demand for the type of real estate under construction. Further, real estate construction loans are subject to special risks due to conditions beyond a borrower’s control, including cost overruns, adverse weather, labor strikes, unavailability of materials and inability to obtain governmental approvals.

MVB’s loan underwriting criteria have been developed and are formulated in its written credit policy. The credit policy is a comprehensive lending policy, which includes underwriting standards for all categories of loans MVB intends to offer. MVB’s lending policy includes provisions, which will promote a diversified loan portfolio to reduce MVB’s vulnerability to risks associated with any specific category of loans.

MVB’s lending activities are subject to a variety of lending limits imposed by federal and state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to MVB), in general MVB will be subject to a loan-to-one borrower limit of an amount equal to (I) 15% of MVB’s unimpaired capital and surplus in the case of loans which are not fully secured by readily marketable collateral, or (ii) 25% of the unimpaired capital and surplus if the excess over 15% is fully secured by readily marketable collateral. Unless MVB sells participations in its loans to other financial institutions, MVB is not able to meet all lending needs of loan customers requiring aggregate extensions of credit above these limits. Additionally, MVB may voluntarily choose to impose a policy limit on loans to a single borrower that is less than the legal limit.

MVB may not make any extensions of credit to any director, executive officer, or principal shareholder of MVB, or to any related interest of such person, unless the Board of Directors or Committee thereof approves the extension of credit, and MVB makes the loan on terms not more favorable to such person than would be available to a person not affiliated with MVB.

Market Area

MVB’s primary market area is Marion County, West Virginia, which includes a total of 18 banking facilities. Its extended market is the adjacent counties of Harrison, Monongalia and Taylor Counties, West Virginia. MVB is located on the south side of Third Street at Virginia Avenue in Fairmont, West Virginia, with a branch in the growing eastern section of Marion County.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2000. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990 and 21,678 in 2000, or a net decline of 2,185 or 9.2%. Marion County increased its population from 1980 to 1990, 55,789 to 57,249, and decreased to 56,598 in 2000. These charges resulted in a net increase of 1.45%. The Marion County population includes that of Fairmont. The result is that over the last 20 years, there has not been any significant change in population.

Competition

The banking business is generally a highly competitive business. As of June 30, 2003, there were four other banks in MVB’s market area. The total Marion County commercial bank deposits, which includes a total of 18 banking offices, as of June 30, 2003, were in excess of $590 million. At this same date MVB had a 12.25% share of the Marion County commercial bank deposits while being open only 4 ½ years. June 30, 2003 is the latest commercial bank deposit information available on a per county basis. The First Exchange Bank of Mannington and MVB represent Marion County’s only locally owned banks, as the other existing commercial banks have their parent-company headquarters in Wheeling, West Virginia (WesBanco), Charlotte, North Carolina (BB&T), and Columbus, Ohio (Huntington National Bank).

For most of the services which MVB provides, there is also competition from financial institutions other than commercial banks. For instance, credit unions are represented by Fairmont Federal Credit Union with five offices in Marion County, Marion County School Employees Federal Credit Union, United Federal Credit Union, and U. S. Employees Credit Union. There are also various issuers of commercial paper and money market funds that actively compete for funds and for various types of loans. Further, there are three offices of the National Brokerage concern, Edward Jones. In addition, some traditional banking services or competing services are offered by insurance companies, investment counseling firms and other business firms and individuals. Many of MVB’s competitors have significantly greater financial and marketing resources than MVB has.

The existence of larger financial institutions in Fairmont, and Marion County, West Virginia, some of which are owned by larger regional or national companies, influence the competition in MVB’s market area. The principal competitive factors in the market for deposits and loans are interest rates, either paid on deposits or charges on loans. West Virginia law allows statewide branch banking which provides increased opportunities for MVB, but it also will increase the potential competition for MVB in its service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state’s legislature, interstate branch banking may occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to “opt out.” In 1996, the West Virginia Legislature elected to “opt in” effective May 31, 1997. Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

Employees

MVB had 31 full-time and 8 part-time employees on March 31, 2004. Four of the full-time employees and three of the part-time employees are stationed at the branch office.

Supervision and Regulation

MVB Financial Corp. is regulated by the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. MVB and virtually all aspects of its operations are subject to supervision, regulation and examination by the West Virginia Commissioner of Banking and the Federal Deposit Insurance Corporation (FDIC). A summary of some of the major regulatory issues follow. The summary is not exhaustive, and reference is made to applicable statutes and regulations for more detailed information regarding supervision and regulation of entities such as MVB. Statutes, regulations and regulatory policies of the federal and West Virginia governments and their agencies are subject to change and it is impossible to predict the effects that any such changes may have upon MVB and its operations.

Federal Deposit Insurance Corporation

The FDIC insures the deposits of the bank, and the bank is subject to the applicable provisions of the Federal Deposit Insurance Act. The FDIC may terminate a bank’s deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank’s regulatory agency.

Capital Requirements

The FDIC has issued risk-based capital guidelines for banking organizations, such as the bank. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher levels of capital being required for categories perceived as representing greater risk.

Generally, under the applicable guidelines, the financial institution’s capital is divided into two tiers. “Tier 1,” or core capital, includes common equity, non-cumulative perpetual preferred stock (excluding auction rate issues) and perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts or consolidated subsidiaries, less goodwill and, with few exceptions, all other intangible assets. “Tier 2,” or supplementary capital, includes, among other items, cumulative and limited-life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan losses, subject to certain limitations, less required deductions. “Total capital” is the sum of Tier 1 and Tier 2 capital.

Financial institutions are required to maintain a risk-based ratio of 8%, of which 4% must be Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when an institution’s particular circumstances warrant.

Banks are subject to “leverage ratio” guidelines involving a numerator defined as Tier 1 capital and a denominator defined as adjusted total assets (as defined by regulation). The bank regulatory agencies have established a 3% minimum Tier 1 leverage ratio applicable only to banks meeting certain specified criteria, including excellent assets quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3% minimum, by at least 100 to 200 basis points.

The guidelines also provide that financial institutions experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The bank currently exceeds all required capital ratios. Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities, including limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and the termination of deposit insurance by the FDIC as well as to the measures described under “Federal Deposit Insurance Corporation Improvement Act of 1991” as applicable to “undercapitalized” institutions.

“Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and a cessation of receipt of deposits from correspondence banks. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on their subordinate debt. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

While the bank exceeded all required capital ratios for a well-capitalized institution, the bank’s growth was causing a decrease in these ratios. Accordingly, plans were adopted and implemented to increase capital. This was accomplished effective November 1, 2002, as the result of the sale of approximately $2,000,000 in new stock at $12.50 per share. As a result, at December 31, 2002, the bank’s capital ratios increased significantly. The table below shows these ratios as of this date.

Ratio	Minimum Well-Capitalized Ratio	MVB Ratio, September 31, 2002 Prior to the capital sale	MVB Ratios December 31, 2002 following the capital sales	MVB Ratio, March 31, 2004
Total risk-based capital ratio	10.0%	11.38%	15.04%	13.00%

Tier 1 risk-based capital ratio	6.0%	10.33%	14.05%	11.94%

Tier 1 leverage ratio	5.0%	6.53%	8.98%	8.42%

Federal and State Laws

The bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, MVB cannot definitely predict future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation

The bank’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

MVB anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

International Money Laundering Abatement and

Anti-Terrorist Financing Act of 2001 (USA Patriot Act)

The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

MVB Financial Corp.

Part 1, Item 3

Controls and Procedures

The company’s chief executive officer and chief financial officer, based on their evaluation as of the end of the period covered by this report, of the company’s disclosure controls and procedures (as defined in Rule 13(a) – 14(e) of the Securities Exchange Act of 1934), have concluded that the company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a) – 14(c) and timely, alerting them to material information relating to the company required to be included in the company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Appearing as exhibits to this quarterly report on Form 10-QSB, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-QSB is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-QSB), is recorded, processed, summarized and reported within the time period specified under the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported all to permit the preparation of a company’s financial statements in conformity with generally accepted accounting principles.

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company’s disclosure controls are effective to ensure that material information relating to Monongahela Valley Bank and its subsidiaries is made known to management, including the internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

/s/ James R. Martin	05-07-04

James R. Martin, President & CEO	Date

/s/ Eric L. Tichenor	05-07-04

Eric L. Tichenor, Vice President & CFO	Date

MVB Financial Corp.

Form 10QSB

For the quarter ended March 31, 2004

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

MVB Financial Corp. is not involved in any legal proceeding. It’s wholly-owned subsidiary, The Monongahela Valley Bank, Inc., is involved in routine legal actions, which are incidental to its business of commercial banking. There are no material amounts involved in routine.

Item 2.	Changes in Securities and Use of Proceeds

No change in securities issued

Item 3.	Defaults Upon Senior Securities

There are no Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

During the first quarter of 2004, the proxy material and Annual Report to Shareholders were mailed March 5, 2004 for the Annual Meeting of Shareholders, held April 20, 2004. Three items were submitted to the Shareholders for consideration. The items and vote are noted below:

1. Election of Directors for a one-year term, all directors elected one-year at a time:

Director	For	Vote Against	Abstain
Barbara L. Alexander	501,441	1,050	0
Robert L. Bell	501,157	1,334	0
Stephen R. Brooks	501,441	1,050	0
Harvey M. Havlichek	501,441	1,050	0
James R. Martin	501,441	1,050	0
Saad Mossallati	500,518	1,973	0
Leonard W. Nossokoff	501,157	1,334	0
J. Christopher Pallotta	501,441	1,050	0
Nitesh S. Patel	500,518	1,973	0
Louis W. Spatafore	501,441	1,050	0
Richard L. Toothman	501,441	1,050	0
Michael F. Trent	501,441	1,050	0
James E. Valentine	501,157	1,334	0
Samuel J. Warash	501,441	1,050	0

2. Approve the appointment by the Board of Directors of Brown Edwards & Company, L.L.P.

For	Vote Against	Abstain
500,506	1,985	0

3. A proposal to Amend the Articles of Incorporation to authorize share of preferred stock

For	Vote Against	Abstain
488,315	14,176	1,343

No other matters have been submitted to the shareholders during the first quarter of 2004.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits – Certifications
	James R. Martin, President & CEO	31.1	Page 18
	Eric L. Tichenor, Vice President & CFO	31.2	Page 19
	James R. Martin, President & CEO	32.1	Page 20
	Eric L. Tichenor, Vice President & CFO	32.2	Page 21

(b)	Reports on Form 8-K	99	Page 22
	Filed April 21, 2004, announcing a stock dividend

MVB Financial Corp.

Form 10QSB

for the quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monongahela Valley Bank, Inc.:

In connection with the Quarterly Report of MVB Financial Corp. (the “Company”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Federal Deposit Insurance Corporation on the date hereof (the “Report”), I, James R. Martin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: May 8, 2004

/s/ James R. Martin

James R. Martin President & Chief Executive Officer (Duly Authorized Officer)

In connection with the Quarterly Report of MVB Financial Corp. (the “Company”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Federal Deposit Insurance Corporation on the date hereof (the “Report”), I, Eric L. Tichenor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: May 8, 2004

/s/ Eric L. Tichenor

Eric L. Tichenor Vice President & Chief Financial Officer (Principal Accounting Officer)