Form 10QSB
period 2004-06-30
MVB FINANCIAL CORP
filed 2004-08-02
CIK 1277902

FORM 10-QSB

Quarterly or Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 Quarterly or Transitional Report

FEDERAL DEPOSIT INSURANCE CORPORATION

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 000-50567

MVB Financial Corp.

(Exact name of small business issuer as specified in its charter)

West Virginia.	20-0034461
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Virginia Ave. Fairmont, WV 26554-2777

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding as of July 30, 2004
Common Stock $1 Par Value	708,025

Transitional Small Business Disclosure Format (Check one): Yes Model B No

MVB Financial Corp.

Form 10QSB

For the quarter ended June 30, 2004

MVB Financial Corp.

Part I, Item 1

Financial Statements

MVB Financial Corp.

Balance Sheets

	6/30/2004	12/31/2003
ASSETS

Cash and due from banks	$2,635,683	$2,018,336
Interest bearing balances - FHLB	455,388	1,159,093
Federal funds sold	—	548,000
Certificates of deposit in other banks	1,873,000	797,000
Investment Securities:
Securities held- to- maturity, at cost	1,707,658	1,322,653
Securities available- for- sale, at approximate market value	21,155,690	23,750,283

Loans:	72,188,029	62,615,469
Less: Allowance for loan losses	(795,368)	(688,799)

Net Loans	71,392,661	61,926,670

Bank premises, furniture and equipment	1,643,156	1,671,484
Accrued interest receivable and other assets	1,938,468	1,737,357

TOTAL ASSETS	$102,801,704	$94,930,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$9,433,632	$7,155,243
Interest bearing	72,327,278	68,182,788

Total Deposits	81,760,910	75,338,031

Accrued interest, taxes, and other liabilities	314,832	261,142
Securities sold under agreements to repurchase	7,974,144	6,724,601
Federal Home Loan Bank borrowings	4,711,561	4,778,918

Total Liabilities	94,761,447	87,102,692

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 4,000 shares authorized, none issued
Common stock, par value $1; 1,000,000 shares authorized; 708,025 shares issued and outstanding	708,025	708,025
Additional paid-in capital	6,537,060	6,537,060
Treasury Stock	(8,505)	0
Retained earnings	1,191,436	741,945
Accumulated other comprehensive income	(387,759)	(158,846)

Total Stockholders’ Equity	8,040,257	7,828,184

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,801,704	$94,930,876

MVB Financial Corp.

Statements of Income

	Six Months Ended		Three Months Ended
	30-Jun		30-Jun
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,189,705	$1,844,119	$1,142,923	$975,513
Interest on deposits with other banks	26,909	59,288	14,575	27,375
Interest on federal funds sold	863	5,869	—	2,997
Investment securities - taxable	418,463	406,571	196,977	203,941

	2,635,940	2,315,847	1,354,475	1,209,826

INTEREST EXPENSE
Interest on deposits and borrowed funds	761,471	898,206	381,686	451,459

NET INTEREST INCOME	1,874,469	1,417,641	972,789	758,367
Provision for loan losses	134,050	130,230	90,800	87,270

Net interest income after provision for loan losses	1,740,419	1,287,411	881,989	671,097

OTHER INCOME
Service charges on deposit accounts	217,982	128,135	119,090	70,366
Commissions from investment services	15,964	319	10,365	159
Other operating income	96,019	90,140	45,396	45,800
Gain on sale of securities	129	74,256	129	74,256

	330,094	292,850	174,980	190,581

OTHER EXPENSES
Salaries and employee benefits	653,622	552,832	337,015	286,648
Occupancy expense	66,449	66,133	32,545	32,712
Equipment rentals, depreciation, and maintenance	71,341	82,436	36,319	46,481
Data processing	211,179	168,414	105,587	85,541
Postage	30,902	28,645	13,416	14,015
Telephone	8,561	7,697	4,834	4,601
Advertising	28,329	22,894	16,207	13,485
Credit investigations and other loan related expenses	15,346	16,556	9,610	8,268
Stationery and printing	31,489	24,772	17,809	12,412
Legal and accounting fees	43,045	19,119	21,305	9,279
FDIC and state assessment	13,064	12,671	6,532	6,335
Business franchise tax	19,800	15,400	9,900	9,900
Business & Occupation tax	19,000	14,400	10,000	7,200
Correspondent service charges	18,892	17,312	9,950	8,765
Other operating expenses	73,813	54,938	35,415	28,035

	1,304,832	1,104,219	666,444	573,677

Income Before Income Taxes	765,681	476,042	390,525	288,001

Income Taxes	316,190	161,830	161,330	104,230

NET INCOME	$449,491	$314,212	$229,195	$183,771

Net Income Per Common Share	$0.60	$0.42	$0.30	$0.26

MVB Financial Corp.

Statements of Cash Flows

	Six Months Ended		Three Months Ended
	June 30		June 30
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net Income	$449,491	$314,212	$229,195	$183,771
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on sale of available-for-sale securities	(128)	(74,256)	(128)	(74,256)
Provision for loan losses	134,050	130,230	90,800	87,270
Depreciation	54,835	65,631	27,478	33,196
Amortization, net of accretion	107,847	215,771	57,257	112,841
Decrease/(increase) in interest receivable and other assets	(12,145)	(5,828)	(71,273)	55,563
Increase in accrued interest, taxes, and other liabilities	37,654	44,441	(13,809)	32,713

NET CASH PROVIDED BY OPERATING ACTIVITIES	771,604	690,201	319,520	431,098

INVESTING ACTIVITIES
(Increase) in loans, net	(9,600,041)	(8,175,568)	(6,126,806)	(6,062,118)
Purchases of premises and equipment	(26,507)	(19,828)	(22,407)	(9,034)
Purchases of investment securities available-for-sale	(1,973,303)	(15,887,084)	(1,473,303)	(7,459,008)
Purchases of investment securities held-to-maturity	(450,000)	—	(450,000)	—
Decrease/(increase) in deposits with Federal Home Loan Bank, net	703,705	(514,529)	228,920	1,922,085
Decrease/(increase) in federal funds sold	548,000	(5,000)	—	(3,000)
Purchases of certificates of deposit with other banks	(3,258,000)	(697,000)	(1,476,000)	—
Proceeds from maturity of certificates of deposit with other banks	2,182,000	1,991,000	891,000	796,000
Proceeds from sales, maturities and calls of securities available-for-sale	4,069,415	10,923,559	2,568,645	7,593,315
Proceeds from maturities and calls of securities held-to-maturity	53,914	149,565	26,300	70,846

NET CASH (USED IN) INVESTING ACTIVITIES	(7,750,817)	(12,234,885)	(5,833,651)	(3,150,914)

FINANCING ACTIVITIES
Net increase in deposits	6,422,879	7,301,796	3,331,423	2,428,182
Net increase in repurchase agreements	1,249,543	2,041,390	1,180,280	580,781
Net (decrease)/increase in Federal Home Loan Bank borrowings	(67,357)	2,852,892	1,118,694	(144,722)
Purchase of treasury stock	(8,505)	—	(8,505)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,596,560	12,196,078	5,621,892	2,864,241

Increase in cash and cash equivalents	617,347	651,394	107,761	144,425

Cash and cash equivalents at beginning of period	2,018,336	2,145,330	2,527,922	2,652,299

Cash and cash equivalents at end of period	$2,635,683	$2,796,724	$2,635,683	$2,796,724

NOTES TO FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited balance sheet as of June 30, 2004 and the unaudited statements of income and cash flows for the periods ended June 30, 2004 and 2003 have been prepared by management of MVB Financial Corp., (the “Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of MVB at June 30, 2004 and its results of operations and cash flows for the periods ended June 30, 2004 and 2003, have been made.

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

Note 2. Cash Flows

For the three months ended June 30, 2004 and 2003, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $2.636 million at June 30, 2004 and $2.797 million at June 30, 2003.

Note 3. Other Comprehensive Income

MVB currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Jun 30 2004	Dec 31 2003
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(159)	$135
Unrealized gains/(losses) on securities available for sale	(402)	(501)
Pension liability adjustment	0	68
Deferred income tax effect	173	139

Ending accumulated other comprehensive income	$(388)	$(159)

Part I

Item 2 – Description of Business

MVB Financial Corp. is a West Virginia state-chartered bank holding company, which was chartered May 29, 2003. It’s wholly owned subsidiary, The Monongahela Valley Bank, Inc. (MVB), was incorporated and opened for business on January 4, 1999. MVB’s deposits are insured by the FDIC. MVB engages in general banking business with the primary market area being Marion County, West Virginia. The main office is located at 301 Virginia Avenue, Fairmont, West Virginia. As of December 31, 2003, MVB had total assets of $94.9 million, loans of $62.6 million, deposits of $75.3 million and shareholders’ equity of $7.82 million, compared to $81.0, $48.0, $64.9 and $7.3 as of December 31, 2002, respectively. By June 30, 2004, total assets had grown to $102.8 million while loans climbed to $72.2 million and deposits had increased to $81.8 million. Shareholders equity approximated $8 million at this same date.

While not a part of the attached financial statements, it is important to compare the June 30, 2004 and 2003 balance sheets. Total assets are $9.2 million higher at June 30, 2004 versus the same 2003 date. Generally, this asset growth was the result of a $9.6 million increase in deposits for the same period of time.

However, the most significant balance sheet change was the nearly $16 million, or 28% increase in loans from one period to the other. The loan increase was funded by the deposit increase noted above of $9.6 million plus a planned decrease in securities of $4.1 million and a reduction in due from banks of approximately $2.8 million. Even after the repositioning of the balance sheet, liquidity remains within the approved range of 5% to 25%.

Comparing the June 30, 2004 balance sheet and that of December 31, 2003 is similar to that for the June 30, 2004/ 2003 comparison. During the first half of 2004, total assets grew nearly $8 million. This increase was the result of a $6.5 million increase in deposits and $1.3 million increase in cash management accounts. The increase in liabilities as well as the decrease of $2.2 million in investment securities helped fund a $9.6 million increase in loans.

Net income has increased significantly for each period presented. Comparing the six-month periods without any analysis of the details indicates improvement of 43% for the six-months ended June 30, 2004 and 25% for the three-months then ended. However, a closer evaluation indicates better performance than that noted above. There are two items that have a significant impact on the comparisons.

First, in 2003, MVB used up all of the State of West Virginia income tax loss carry forwards. As a result, the effective tax rate increased from 35% for 2003 to 41% for 2004. Based on 2004 income before taxes, the tax effect of this 6% increase approximates a $50,000 larger tax burden in 2004 than at the 2003 tax rate.

Second, both periods in 2003 included security gains approximating $48,000, net of income taxes. Eliminating the security gains from 2003, income for the six-months ended June 30, 2004 increased 69% from the same period in 2003. For the three-months ended June 30, 2004, again after eliminating security gains in 2003, net income for 2004 period increased 79%.

These increases are the result of a repositioning of the balance sheet as was described above. The change was the transition of funds from due from banks and securities to loans. This has had a significant impact on net interest income, which increased $450,000 for the six-months ended June 30, 2004 and $210,000 for the three-month period ending this same date.

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

MVB makes a substantial portion of its loans to working individuals, small businesses and professional persons. These types of loans should provide opportunities to establish long-term relationships but may also be credits that are less able to withstand unforeseen economic, competitive and financial conditions than borrowers of a more substantial size. The risk associated with real estate loans and installment loans to individuals varies based on employment levels, fluctuations in value of residential real estate and other conditions that affect the ability of customers to repay indebtedness. The risk associated with commercial loans varies based upon the strength and activity of the local economics of MVB’s market areas. The risk associated with real estate construction loans varies based upon supply and demand for the type of real estate under construction. Further, real estate construction loans are subject to special risks due to conditions beyond a borrower’s control, including cost overruns, adverse weather, labor strikes, unavailability of materials and inability to obtain governmental approvals.

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

Competition

The banking business is generally a highly competitive business. As of June 30, 2003, the most recent period of time for which data is available, there were four other banks in MVB’s market area. The total Marion County commercial bank deposits, which includes a total of 18 banking offices, as of June 30, 2003, were in excess of $590 million. At this same date MVB had a 12.25% share of the Marion County commercial bank deposits while being open only 4 ½ years. June 30, 2003 is the latest commercial bank deposit information available on a per county basis. The First Exchange Bank of Mannington and MVB represent Marion County’s only locally owned banks, as the other existing commercial banks have their parent-company headquarters in Wheeling, West Virginia (WesBanco), Charlotte, North Carolina (BB&T), and Columbus, Ohio (Huntington National Bank).

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

Employees

MVB had 32 full-time and 8 part-time employees on June 30, 2004. Four of the full-time employees and three of the part-time employees are stationed at the branch office.

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

“Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. If an “undercapitalized” institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. “Significantly undercapitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and a cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions may not, beginning 60 days after becoming “critically undercapitalized,” make any payment of principal or interest on their subordinate debt. In addition, “critically undercapitalized” institutions are subject to appointment of a receiver or conservator.

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

Ratio	Minimum Well-Capitalized Ratio	MVB Ratio, September 31, 2002 Prior to the capital sale	MVB Ratios December 31, 2002 following the capital sales	MVB Ratio, June 30, 2004
Total risk-based capital ratio	10.0%	11.38%	15.04%	12.10%
Tier 1 risk-based capital ratio	6.0%	10.33%	14.05%	11.03%
Tier 1 leverage ratio	5.0%	6.53%	8.98%	8.12%

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

Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company’s disclosure controls are effective to ensure that material information relating to MVB Financial Corp. and its subsidiaries is made known to management, including the internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

/s/ James R. Martin	07-30-04
James R. Martin, President & CEO	Date

/s/ Eric L. Tichenor	07-30-04
Eric L. Tichenor, Vice President & CFO	Date

MVB Financial Corp.

Form 10QSB

For the quarter ended June 30, 2004

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

MVB Financial Corp. is not involved in any legal proceeding. It’s wholly-owned subsidiary, The Monongahela Valley Bank, Inc., is involved in routine legal actions, which are incidental to its business of commercial banking. There are no material amounts involved in such legal actions.

Item 2. Changes in Securities and Use of Proceeds

No change in securities issued

Item 3. Defaults Upon Senior Securities

There are no Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of 2004, the MVB Annual Shareholder’s Meeting was held April 20, 2004. Three items were submitted to the Shareholders for consideration. The items and vote are noted below:

1. Election of Directors for a one-year term, all directors elected one-year at a time:

	Votes
Director	For	Against	Abstain
Barbara Alexander	501,441	1,050	0
Robert L. Bell	501,157	1,334	0
Stephen R. Brooks	501,441	1,050	0
Harvey M. Havlichek	501,441	1,050	0
James R. Martin	501,441	1,050	0
Saad Mossallati	500,518	1,973	0
Leonard W. Nossokoff	501,157	1,334	0
J. Christopher Pallotta	501,441	1,050	0
Nitesh S. Patel	500,518	1,973	0
Louis W. Spatafore	501,441	1,050	0
Richard L. Toothman	501,441	1,050	0
Michael F. Trent	501,441	1,050	0
James E. Valentine	501,157	1,334	0
Samuel J. Warash	501,441	1,050	0

2. Approve the appointment by the Board of Directors of Brown Edwards & Company, L.L.P.:

Vote
For	Against	Abstain

500,506	1,985	0

3. A proposal to Amend the Articles of Incorporation to authorize shares of preferred stock:

Vote
For	Against	Abstain

488,315	14,176	1,343

No other matters have been submitted to the shareholders during the second quarter of 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits – Certifications:

	Exhibit #	Page #
James R. Martin, President & CEO	31.1	18
Eric L. Tichenor, Vice President & CFO	31.2	19
James R. Martin, President & CEO	32.1	20
Eric L. Tichenor, Vice President & CFO	32.2	21

(b)	Reports on Form 8-K

None

MVB Financial Corp.

Form 10QSB

for the quarter ended June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Monongahela Valley Bank, Inc.:

In connection with the Quarterly Report of MVB Financial Corp. (the “Company”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Federal Deposit Insurance Corporation on the date hereof (the “Report”), I, James R. Martin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: July 30, 2004

/s/ James R. Martin
James R. Martin
President & Chief Executive Officer
(Duly Authorized Officer)

In connection with the Quarterly Report of MVB Financial Corp. (the “Company”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Federal Deposit Insurance Corporation on the date hereof (the “Report”), I, Eric L. Tichenor, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: July 30, 2004

/s/ Eric L. Tichenor
Eric L. Tichenor
Vice President & Chief Financial Officer
(Principal Accounting Officer)