Form 10QSB
period 2004-09-30
MVB FINANCIAL CORP
filed 2004-11-12
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File number 000-50567

MVB Financial Corp.

(Exact name of small business issuer as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

301 Virginia Ave.

Fairmont, West Virginia 26554-2777

(Address of principal executive offices, zip code)

304-363-4800

(Issuer’s telephone number)

Not Applicable

(Former name, former address, and formal fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 7, 2004, the number of shares outstanding of the registrant’s only class of common stock was 743,060.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

Part I. Financial Information

Item 1. Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (Registrant) listed below are included beginning on page 2 of this report.

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Consolidated Statements of Income for the Nine-Months and Three-Months ended September 30, 2004 and September 30, 2003

Consolidated Statement of Cash Flows for the Nine-Months ended September 30, 2004 and September 30, 2003

Notes to Consolidated Financial Statements

Information for 2004 is for MVB Financial Corp. (“MVB”), while that for 2003 is from The Monongahela Valley Bank, Inc. (“the Bank”), which MVB acquired January 1, 2004. This acquisition was the result of the reorganization of the Bank into a wholly-owned subsidiary of MVB.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (i.e., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause MVB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on page 6 of this report.

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

(Dollars in thousands)	September 30 2004	December 31 2003
	(Unaudited)	(Note 1)
ASSETS

Cash and due from banks	$2,967	$2,018

Interest bearing balances - FHLB	837	1,159

Federal funds sold	—	548

Certificates of deposit in other banks	990	797
Investment Securities:

Securities held-to-maturity, at cost	1,733	1,323

Securities available-for-sale, at approximate market value	20,722	23,750

Loans:	75,574	62,616

Less: Allowance for loan losses	(831)	(689)

Net Loans	74,743	61,927

Bank premises, furniture and equipment	1,627	1,672

Accrued interest receivable and other assets	1,723	1,737

TOTAL ASSETS	$105,342	$94,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Non-interest bearing	$9,802	$7,155
Interest bearing	75,186	68,183

Total Deposits	84,988	75,338

Accrued interest, taxes, and other liabilities	350	261
Securities sold under agreements to repurchase	7,597	6,725
Federal Home Loan Bank borrowings	3,785	4,779

Total Liabilities	96,720	87,103

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 5,000 shares authorized, none issued Common stock, par value $1; 4,000,000 shares authorized; 743,060 shares issued and outstanding	743	708
Additional paid-in capital	6,975	6,537
Treasury Stock	(9)	0
Retained earnings	1,005	742
Accumulated other comprehensive income	(92)	(159)

Total Stockholders’ Equity	8,622	7,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,342	$94,931

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Nine Months Ended 30-Sep		Three Months Ended 30-Sep
(Dollars in thousands Except Per Share Data)	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$3,408	$2,902	$1,218	$1,058
Interest on deposits with other banks	40	81	13	21
Interest on federal funds sold	1	8	—	2
Investment securities - taxable	619	579	200	173

	4,068	3,570	1,431	1,254
INTEREST EXPENSE
Interest on deposits and borrowed funds	1,154	1,307	392	409

NET INTEREST INCOME	2,914	2,263	1,039	845
Provision for loan losses	192	161	58	31

Net interest income after provision for loan losses	2,722	2,102	981	814

OTHER INCOME
Service charges on deposit accounts	341	218	123	90
Commissions from investment services	18	1	2	—
Other operating income	150	132	54	42
Gain on sale of securities	—	90	—	16

	509	441	179	148

OTHER EXPENSES
Salaries and employee benefits	1,010	852	357	299
Occupancy expense	99	100	33	34
Equipment rentals, depreciation, and maintenance	111	125	39	42
Data processing	319	259	107	91
Advertising	42	32	14	9
Legal and accounting fees	58	29	15	10
Other operating expenses	346	315	115	22

	1,985	1,712	680	607

Income before income taxes	1,246	831	480	355

Income tax expense	510	282	194	120

Net Income	$736	$549	$286	$235

Basic net income per share	$0.99	$0.74	$0.39	$0.32
Diluted net income per share	$0.94	$0.71	$0.37	$0.30

Basic weighted average shares outstanding	743,060	743,060	743,060	743,060
Diluted weighted average shares outstanding	779,570	770,353	779,570	770,353

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30
(Dollars in thousands)	2004	2003
OPERATING ACTIVITIES
Net Income	$736	$549
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on sale of available-for-sale securities	—	(90)
Provision for loan losses	192	161
Depreciation	84	99
Amortization, net of accretion	146	339
Decrease/(increase) in interest receivable and other assets	6	8
Increase in accrued interest, taxes, and other liabilities	73	(54)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,237	1,012

INVESTING ACTIVITIES
(Increase) in loans, net	(13,008)	(10,250)
Purchases of premises and equipment	(39)	(41)
Purchases of investment securities available-for-sale	(2,870)	(23,785)
Purchases of investment securities held-to-maturity	(950)	—
Decrease/(increase) in deposits with Federal Home Loan Bank, net	322	226
Decrease/(increase) in federal funds sold	548	(8)
Purchases of certificates of deposit with other banks	(3,258)	(697)
Proceeds from maturity of certificates of deposit with other banks	3,065	2,090
Proceeds from sales, maturities and calls of securities available-for-sale	5,859	18,535
Proceeds from maturities and calls of securities held-to-maturity	523	216

NET CASH (USED IN) INVESTING ACTIVITIES	(9,808)	(13,714)

FINANCING ACTIVITIES
Net increase in deposits	9,650	8,294
Net increase in repurchase agreements	872	2,343
Net (decrease)/increase in Federal Home Loan Bank borrowings	(993)	2,270
Purchase of treasury stock	(9)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,520	12,907

Increase in cash and cash equivalents	949	205

Cash and cash equivalents at beginning of period	2,018	2,145

Cash and cash equivalents at end of period	$2,967	$2,350

MVB Financial Corp.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The accounting and reporting policies of MVB Financial Corp. conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made.

The consolidated balance sheet as of December 31, 2003 has been extracted from audited financial statements included in MVB’s 2003 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2003, Form 10KSB filed with the Securities and Exchange Commission.

Information for 2004 is that of MVB Financial Corp., while 2003 information is that of the bank.

Note 2 – Cash Flows

For the three months ended September 30, 2004 and 2003, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $2.967 million at September 30, 2004 and $2.350 million at September 30, 2003.

Note 3 – Other Comprehensive Income

MVB currently has two components of other comprehensive income, which include unrealized gains and losses on securities available-for-sale and pension liability adjustment. Details are as follows:

(Amounts in thousands)	Sep 30 2004	Dec 31 2003
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(159)	$135
Unrealized gains/(losses) on securities available-for-sale	91	(501)
Pension liability adjustment	0	68
Deferred income tax effect	24	139

Ending accumulated other comprehensive income	$(92)	$(159)

Item 2 – Management’s Discussion and Analysis

The following selected financial data should be read in conjunction with the unaudited financial statements and the Management’s Discussion and Analysis that follows.

At the period ended or for the Nine and Three-Months Ended September 30, 2004 and 2003.

	Nine-months ended Sep-04	Nine-months ended Sep-03	Three-months ended Sep-04	Three-months ended Sep-03
Net income to:
Average assets	0.98%	0.81%	1.10%	0.99%
Average shareholder’s equity	11.95	9.73	13.73	12.37
Average shareholder’s equity to average assets	8.16	8.29	8.03	8.01
Total loans to total deposits (end of period)	88.92	79.61	88.92	79.61
Allowance for loan losses to total loans (end of period)	1.10	1.12	1.10	1.12
Net interest margin	4.05	3.51	4.16	3.72
Capital ratios:
Tier 1 capital ratio	11.33	12.24	11.33	12.24
Risk-based capital ratio	12.42	13.29	12.42	13.29
Leverage ratio	8.53%	8.03%	8.53%	8.03%
Per share data:
Book value per share (end of period)	$11.68	$10.95	$11.68	$10.95
Market value per share (end of period)	13.50 *	12.38 ++	13.50	12.38 ++

Basic net income per share	0.99	0.74	0.39	0.32
Diluted net income per share	0.94	0.71	0.37	0.30

*	Market value per share on MVB’s knowledge of certain arms-length transactions in the stock, and on MVB’s established price to purchase shares from those shareholders who wish to sell their shares to MVB. There may be other transactions involving prices, either higher or lower of which MVB may not be aware.
++	Price has been adjusted for 5% stock dividend paid August 15, 2005.

Introduction

The following discussion and analysis of the financial statements presented herein, represent the consolidated results of MVB Financial Corp (MVB) and its wholly-owned subsidiary The Monongahela Valley Bank, Inc. (Bank) for 2004. Prior to 2004, the financial statements are those of the Bank.

Effective January 1, 2004, the Bank was reorganized into a wholly-owned subsidiary of MVB. The results discussed below will be those of the Bank unless otherwise indicated.

Results of Operations

Interest income for the first nine months of 2004 totaled $4.07 million, up nearly one half million from $3.57 million for the same period in 2003. This represents a 27.4% increase from 2003 to 2004. For the three months ended September 30, 2004 interest income of $1.43 million is $178,000 higher than the $1.25 million earned for the same quarter of 2003. This represents a 14.2% increase for the three-months ended September 30, 2004 compared to the same period in 2003.

In both periods the increase in interest income is the result of significant loan growth as can be seen from the Balance Sheets contained herein. This loan increase has also resulted in lower investment portfolio balances due to the conversion of investment security maturities and cash flows to loans.

Interest expense has decreased from both comparative periods from 2003 to 2004. For the nine-months ended September 30, 2004 interest expense of $1.15 million is $153,000 less than the $1.31 million for 2003. The decrease for the third quarter of 2004, compared to 2003 is $17,000, $392,000 in 2004 versus $409,000 in 2003. The reason for these decreases has been the general decline in interest rates over the last several years. The downward trend seems to be reversing or stabilizing at current levels. As a result, the quarterly decrease in interest expense for the third quarter is greatly reduced compared to the nine-month trend.

The increase in interest income and decrease in interest expense has resulted in an expansion in net interest income for all periods compared. Net interest income for the nine months ended September 30, 2004 totaled $2.91 million or $650,000 (28.7%) greater than for the $2.27 million, for the same period in 2003.. For the three-months ended September 30, 2004 net interest income increased $193,000, or 22.8% from $846,000 in 2003 to $1.04 million in 2004.

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.

MVB’s interest-earning assets and interest-bearing liabilities changed significantly during the third quarter of 2004 compared to 2003. The most significant areas of change were net loans, which increased to an average balance of $73.5 million for the quarter ended September 30, 2004 from $57.3 million for the quarter ended September 30, 2003, and interest-bearing liabilities, which grew to an average balance of $85.7 million from $79.8 million for the respective periods. Net loans increased to an average balance of $67.9 million for the nine months ended September 30, 2004 from $53.4 million for the first nine months of 2003. Total interest-bearing liabilities increased to an average balance of $71.6 million for the first nine months of 2004 from $63.4 million for the first nine months of 2003. These trends reflect the continued growth of MVB through its expansion in 2003 and 2004.

Net interest margin in calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2004 and 2003 was 4.12% and 3.72% respectively. MVB expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased .75% in the third quarter of 2004. The aforementioned loan growth for the comparable three month periods and the recent increases in the prime lending rate mitigated the overall decline in interest rates that began on January 4, 2001 when prime fell from 9.50% to 9.00% and continued to decline throughout 2001, 2002, and the first half of

2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. Prime lending rate has now increased to 4.75% as of September 30, 2004. Also mitigating the declining interest rate environment was a decrease in the cost of interest-bearing liabilities to 1.82% in the third quarter of 2004 from 2.03% in the third quarter of 2003.

Management continuously monitors current and projected net interest income and net interest margin. These items change as the result of changes in interest rates as well as the change in composition of the balance sheet. Normally, the reallocation of investment securities to the loan portfolio provides for an increasing net interest income and margin. The change in deposits both as to the direction of interest rates and composition of deposits has a similar impact. For the nine-months and three-month periods compared ending September 30, 2004 and 2003, each of the items noted above have reflected positively on both the net interest income and margin.

Provision for Loan Losses

The provision for loan losses for the nine-months ended September 30, 2004 and 2003 were $192,000 and $161,000, respectively. This same information for the three months ended September 30, 2004 was $58,000, compared to $31,000 for the same 2003 period. The increase in the provision for both 2004 periods compared to those for 2003 is the result of significant loan growth during 2004, versus 2003. As an example, through the first nine-months of 2004 gross loans outstanding grew by $13 million versus $10.3 million for the same period in 2003.

Management bases the provision for loan losses on its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of the credit risk inherent in a loan portfolio.

Due to relative young age of the Bank, calculating an appropriate level of the allowance for loan losses involves a significant portion of management judgement. In determining the adequacy, management considers both internal and external factors. The factors include local and national economic conditions, local changes in employment, historical loss and delinquency experience of the components making up the portfolio as well as information provided by its accountants and regulators. It is the goal of management to maintain an allowance for loan losses that is appropriate and complies with accounting and regulatory standards.

Other Income

Service charges on deposit accounts is the primary component of other income. Such service charges totaled $341,000 for the nine-months ended September 30, 2004, compared to $218,000 for the same period in 2003. This represents an increase of $123,000 or 56%. For the three-months ended September 30, 2004, such income was $123,000 versus $90,000 for the same period of 2003. This $33,000 increase is approximately 47%. The increase in 2004 versus the comparable 2003 period is the result of the implementation of an allowable overdraft program that, within limits and availability criteria, permits selected customers to overdraw their accounts without the responsible item being returned. The program has been very well received by the participating customers.

The other significant component of non-interest income relates to the gain on sale of securities. There was essentially no such gains in 2004 versus $16,000 during the quarter ended September 30, 2003 and $90,000 for the nine-months then ended. The securities were sold in 2003 in order to enhance the yield on the investment portfolio. During 2004, such opportunities were not available. In addition, the investment portfolio has been permitted to decline with the cash flow from securities called, matured and principal payments on mortgage related investments, generally being reinvested in the loan portfolio.

Other Expenses

For the nine-months ended September 30, 2004, other expenses were $1.98 million versus $1.71 for the same period of 2003. This is an increase of $273,000 or 15.9%. The three-months ended September 30, 2004 incurred other expenses of $680,000 versus $607,000 for the same 2003 period. This $73,000 increase is a 12% increase.

Salaries and employee benefits represent the largest portion of the change for each period being compared. For the nine-months, salaries and employee benefits increased $158,000 from 2003 to 2004 and $58,000 for the quarterly period presented. In each comparison, the reasons for the increase related to additions to staff in 2004 compared to 2003, pay increases for staff members and the implementation of a Pilot Employee Incentive Compensation Plan. The staff increases were necessary to meet the need to provide quality service to the increasing customer base of MVB. The implementation of the Pilot Employee Compensation Plan was to reward the employees for achieving established levels of profitability. There was no accrual for such a program in 2003.

Data processing expense represents the second largest component of other expense. For the nine-months ended September 30, 2004, this item totaled $319,000 versus $259,000 for the same period in 2003. This is a $60,000 increase, or 23%. The same information for quarter ended September 30 was $107,000 in 2004 versus $91,000 in 2003. This is a $16,000 increase or 17.6%. Two items are responsible for the increase. The first, and largest, relates to the Bank’s conversion to image processing and statements in August 2003. The change was made in anticipation of the Check 21 law being passed, which happened October 28, 2003, effective October 28, 2004. The bank is ready for the effects of Check 21. The other data processing increase is the result of increased account activity.

Legal and accounting expenses have increased from $29,000 to $58,000 for the nine-months ended September 30, 2004, compared to 2003 and from $10,000 to $15,000 for the related three-month period. This increase relates to additional legal and accounting expenses incurred related to the holding company in 2004 that were not incurred in 2003.

Income Tax Expense

As a result of being a reasonably new institution, the Bank had a net operating loss carryforward available to offset state, but not federal income taxes in 2003. The entire carryforward was used in 2003. Income tax expense for 2003 was computed at a 34% rate in all 2003 periods and 40% for all 2004 comparable periods. The other reason for the significant increase in income tax expense is the increase in taxable income which is the result of the items previously reviewed.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were 1.10% and 13.73% for the third quarter of 2004 compared to .99% and 12.37% in the third quarter of 2003. Year-to-date returns on average assets and average equity were .98% and 11.95% for the nine months ended September 30, 2004 and .81% and 9.73% for the first nine months of 2003. The 2003 ratios were favorably impacted by MVB’s utilization of net tax operating loss carry-forwards.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital.

Financial Condition

Total assets have increased from $94.9 million at December 31, 2003 to $105.3 million at September 30, 2004. This is a $10.4 million, or 11% increase, which is the result of customers in the Bank’s market continuing to support the quality customer service provided. The increase in assets was funded from an increase of nearly $10 million in deposits and net income of nearly $750,000. Generally, this increase in assets has been invested in loans as has been the approximate $2.6 million decrease in securities.

Cash and Cash Equivalent

Cash and cash equivalents consisting of due from banks, balances with the Federal Reserve Bank of Richmond and Federal Home Loan Bank of Pittsburgh, federal funds sold and short term certificates of deposits with other banks have remained relatively flat since year end 2003. These items totaled $4.52 million at year-end compared to $4.8 million at September 30, 2004.

Management believes that the current balance of these items is sufficient to meet the needs of the Bank. These balances fluctuate daily due to transactions in process and other liquidity needs. Management believes that the liquidity needs of the Bank are sufficient considering the ready availability to numerous funding sources and cash flow provided by the investment and loan portfolio.

Investment Securities

Investment securities totaled $22.5 million at September 30, 2004 compared to $25.1 million at December 31, 2003. Government sponsored agency securities comprise the majority of the investment security portfolio at both dates presented. The $2.6 million decrease in such securities has been used to fund loan growth during the period.

The majority of the bank’s investment securities are classified as available-for-sale, except generally for tax-free municipal bonds. At September 30, 2004 the amortized cost of the Bank’s available-for-sale portfolio, was $20.4 million, resulting in unrealized depreciation in the investment portfolio of $112,000 and a corresponding decrease in the bank’s equity of $67,000, net of deferred income taxes.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through the Investment/ Asset & Liability Committee. This committee is responsible for evaluating net interest margin, liquidity and interest rate risk. Through active balance sheet management, including review of the investment security portfolio, the Bank maintains sufficient liquidity to meet the deposit and credit needs of its customers. Management believes the risk characteristics of the investment portfolio are acceptable for MVB.

Loans

The Bank’s primary lending area is Marion County, West Virginia with a secondary lending area being the counties adjacent to Marion.

The Bank is primarily involved in commercial, residential real estate and consumer installment lending.

The following table provides the composition of gross loans outstanding as of:

(Dollars in thousands)	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial, primarily real estate secured	$38,742	51.3%	$30,429	48.6%
Residential real estate	23,379	30.9	19,680	31.4
Consumer	13,453	17.8	12,506	20.0

Total loans	$75,574	100.0%	$62,615	100.0%

Commercial loans constitute the largest portion of the loan portfolio. This is primarily the result of two such lenders having a significant following in the Bank’s market area. It appears that the demand for commercial and residential real estate loans will remain strong for the remainder of 2004. The bank will lend to selective customers outside it’s primary and secondary market, provided the proposed credit is of high credit quality.

Loan Concentration

At September 31, 2004 and December 31, 2003, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries primarily located in our market area.

Allowance for Loan Losses

Management continually monitors the loan portfolio through its Loan Review Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. In addition, the Bank considers trends in losses and delinquencies, the growth of loans and known changes in national and local economic conditions in the particular lending markets. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.

The results of this analysis at September 30, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Nine Months Ended September 30
	2004	2003
Allowance for loan losses
Balance, beginning of period	$689	$503

Loan charge-offs	61	40
Loan recoveries	(11)	(30)

Net charge-offs	50	10

Loan loss provision	192	161

Total loans, end of period	$831	$654

The increase in the allowance for loan losses is primarily based upon the growth in the loan portfolio and incurred charge-offs of the bank as of September 30, 2004.

The bank had no non accrual loans as of September 30, 2004 and none as of December 31, 2003 or September 30, 2003. The bank had no other nonperforming assets or other real estate owned for the periods shown. MVB had delinquent loans in excess of 30 days past due of $410,000 as of September 30, 2004, $222,000 as of December 31, 2003, and $305,000 as of September 30, 2003. The bank had $50,000 in net charge-offs in the first nine months of 2004 and $10,000 for the same period in 2003.

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $75.3 million, or 86.8% of MVB’s funding sources at December 31, 2003 compared to $85.0 million or 88.2% of such sources as of September 30, 2004. Cash management accounts, which are available to large corporate customers represented 7.7% and 7.8% of MVB’s funding sources at December 31, 2003 and September 30, 2004, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2003, non-interest-bearing balances totaled $7.2 million compared to $9.8 million at September 30, 2004. or 8.2% and 10.1% respectively.

Interest-bearing deposits totaled $68.2 million at December 31, 2003, compared to $75.2 million at September 30, 2004. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $64.5 million during 2003 compared to $71.6 million during the first nine months of 2004. Average non-interest bearing liabilities totaled $7.2 million during 2003 compared to $8.6 million for the nine-months ended September 30, 2004. Management will continue to emphasize deposit gathering in 2004 by offering outstanding customer service and competitively priced products.

Along with traditional deposits, MVB has access to both short-term and long-term borrowings to fund its operations and investments. MVB’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2003, short-term borrowings totaled $6.7 million compared to $7.6 million as of September 30, 2004. Long-term borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh. At December 31, 2003 and September 30, 2004, long-term borrowings approximated $1.73 million.

Capital/Stockholders’ Equity

At December 31, 2003, the stockholders’ equity approximated $7.8 million, compared to $8.6 million as of September 30, 2004.

At December 31, 2003, accumulated other comprehensive income <loss> totaled a $159,000 loss, versus a loss of $92,000 at September 30, 2004. These losses principally represent net unrealized loss on available-for-sale securities. Because principally all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as hold to maturity. Interest rate fluctuations between year end 2003 and September 30, 2004 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 12 of the Notes to the Audited Financial Statements. At both September 30, 2004 and December 31, 2003, all of MVB’s capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of September 30, 2004 was 12.4% and 13.0% at December 31, 2003. This is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio at September 30, 2004 and December 31, 2003 was 11.33%, respectively, exceeding the well-capitalized minimum of 6%. The leverage ratio at December 31, 2003, was 8.2% and 8.53% at September 30, 2004, which is also above the well-capitalized standard of 6%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

Interest Rate Risk

The most significant market risk resulting from MVB’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. MVB’s Investment/ Asset/ Liability Committee (IALC) reviews the management of the bank’s balance sheets related to the management of interest rate risk. The IALC strives to keep MVB focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

To this end, the IALC has established an interest risk management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

The IALC relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The IALC places emphasis on simulation modeling as the most beneficial measurement of interest rate risk due to its dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures, and by establishing limits on changes in net income and net market value, the IALC is better able to evaluate the possible risks associated with alternative strategies.

The simulation process starts with a base case simulation which represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and what is perceived to be the most likely alternative interest rate forecast. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. If necessary, additional balance sheet strategies are developed and simulations prepared. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, what alternative strategies should be considered. The policy calls for periodic review by the IALC of assumptions used in the modeling.

The IALC believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The IALC has determined that the earnings at risk of the bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of June 30, 2004. At December 31, 2003, MVB is in compliance with the policy except for the 2% decrease in interest rates. With the Fed Funds Rate at 1%, management believes a 2% decline in interest rates is unlikely.

The following table is provided to show the earnings at risk of MVB as of December 31, 2003 and June 30, 2004, the latest period for which information is available.

(Dollars in Thousands)

Immediate Interest Rate Change (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income December 31, 2003		Estimated Increase (Decrease) in Net Interest Income June 30, 2004
	Amount	Percent	Amount	Percent
+200	$3,963	14.4%	$3,706	-3.2%
+100	3,664	5.8	3,759	-1.8%
Base rate	3,463		3,830
-100	3,190	-7.9	3,830	0%
-200*	$2,773	-19.9%	$3,494	-8.8%

*	Considered extremely unlikely since the targeted Fed Funds rate is less than 2% at each period indicated.

Future Outlook

During the third quarter of 2004, several items of significance have occurred or are underway.

The Board of Directors of MVB Financial declared a 5% stock dividend to shareholders of record July 1, 2004, payable August 15, 2004. This stock dividend has been paid. No fractional shares were issued. All those entitled to receive fractional shares received cash in lieu of such shares at a rate of $13.50 per share.

In addition, the Board of Directors of MVB Financial and MVB determined that MVB should begin to expand its current market area through the establishment of a new office in Harrison County, West Virginia. Harrison County is the county immediately south of Marion County and is economically strong. MVB has signed a letter of intent to lease, with the option to purchase, property located on Johnson Avenue in the Bridgeport section of Harrison County. Negotiations are currently underway to finalize the described lease.

In addition, architectural proposals have been received and are currently under review. Alternatives related to construction of the branch facility are being evaluated. Cost, as well as proposed construction times will be considered in selecting the best alternative.

While technically a branch office, the management structure for the proposed office is somewhat different than the normal. MVB Financial has organized two wholly-owned second tier holding companies, known as MVB Marion, Inc. and MVB Harrison, Inc.. Their purpose will be to own MVB. The Board of Directors will be responsible for the operations of their respective markets, Marion County and Harrison County. The current members of the Board of Directors of MVB will become the Board of Directors of MVB Marion, Inc. A new Board of Directors is currently being selected for MVB Harrison, Inc. There will be three members of each Board serving on the other Board to ensure each Board has access to the same information.

A President & CEO will be hired for MVB Harrison, Inc. That person will be responsible for the operations of that market area. This person, in consultation with the MVB Financial President, will be responsible for hiring qualified staff, developing market related products and pricing, providing leadership and community involvement.

As with the opening of any new facility, it is anticipated that such will operate at a loss for one or two years, which will have some impact on MVB Financial’s earnings. Current projections indicate a loss from MVB Harrison, Inc. the first year to be less than $200,000, with a near breakeven performance for year 2 and a profit of somewhat more than 100,000 for year 3. It is cautioned that these are early projections and may be subject to change. The Board of Directors of MVB Financial and MVB believe that these results are a reasonable expenditure to broaden and diversify the current MVB market area.

Item 3. Controls and Procedures

MVB Financial Corp’s principal executive officer and principal financial officer have reviewed MVB’s disclosure controls and procedures (as defined in 204.13a-15(e) and 240.15d-15(e)) as of the end of the quarter for which this quarterly report is filed and based on their evaluation believe that MVB’s disclosure controls and procedures are effective. There have been no changes in MVB’s disclosure controls and procedures since the last evaluation date. In addition, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our last evaluation.

Part II. Other Information

Item 4. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith.

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James R. Martin, Chief Executive Officer

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Eric L. Tichenor, Chief Financial Officer

Exhibit 32(a)	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James R. Martin, Chief Executive Officer

Exhibit 32(b)	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Eric L. Tichenor, Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2004	MVB FINANCIAL CORP.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer