Form 10QSB/A
period 2004-03-31
MVB FINANCIAL CORP
filed 2005-03-03
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

MVB FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

West Virginia	000-50567	20-0034461
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

301 Virginia Avenue

Fairmont, West Virginia 26554-2777

(Address of Principal Executive Offices, Zip Code)

(304) 363-4800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 8, 2004, the number of shares outstanding of the registrant’s only class of common stock was 7.

Transitional Small Business format (check one):    Yes  ☒ Model B    No  ☐

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 1, 2005	MVB FINANCIAL CORP.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Vice President and Chief Financial Officer
(Principal Accounting Officer)