Form 10KSB
period 2004-12-31
MVB FINANCIAL CORP
filed 2005-03-30
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission file Number 34603-9

MVB Financial Corp.

(Name of small business issuer in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Virginia Avenue, Fairmont, WV	26554
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (304) 363-4800

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par

(Title of Class)

Preferred Stock $1,000.00 Par

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year $ 6,213,000

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period from December 2004 through March 2005, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $3,785,642. For this purpose, certain executive officers and directors are considered affiliates.

As of March 28, 2005, the Registrant had 743,060 shares of common stock outstanding with a par value of $1.

Portions of MVB’s definitive Proxy Statement relating to the Annual Meeting to be held May 17, 2005, and Prospectus filed December 1, 2004, are incorporated by reference into Part III of this Annual Report on Form 10_KSB.

Transitional Small Business Disclosure Format (Check One):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

MVB Financial Corp., or MVB, was formed on January 1, 2004 as a bank holding company. The Monongahela Valley Bank, Inc., or the Bank, was formed on October 30, 1997 and chartered under the laws of the state of West Virginia. The Bank commenced operations on January 4, 1999. During the fourth quarter of 2004, MVB formed two second-tier holding companies MVB Marion, Inc. and MVB Harrison, Inc. to manage the banking operations of MVB, the sole bank subsidiary, in those markets.

MVB operates offices at 301 Virginia Avenue in Fairmont and at 2500 Fairmont Avenue inside the Shop N Save Supermarket in White Hall, WV. At December 31, 2004, MVB had total assets of $106.2 million, total loans of $78.8 million, total deposits of $85.5 million and total stockholders’ equity of $8.8 million.

MVB’s business activities are currently confined to a single segment which is community banking. As a community banking entity, MVB offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. MVB also offers travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facility, and telephone banking. Additionally, MVB offers non-deposit investment products through an association with a broker-dealer.

At December 31, 2004, MVB had 33 full-time and 9 part-time employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.monvb.com.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion county market.

During 2004, MVB continued to focus on internal growth as the primary method for reaching performance goals. MVB continuously reviews key performance indicators to measure our success.

Recent Additions

During the fourth quarter of 2004, MVB leased land in Bridgeport, Harrison County, West Virginia, for the purpose of constructing a full-service banking office. The expected opening date of this office is the third quarter of 2005.

Market Area

MVB’s primary market area is Marion County, West Virginia, which includes a total of 18 banking facilities. Its extended market is the adjacent counties of Harrison, Monongalia and Taylor Counties, West Virginia. MVB is located on the south side of Third Street at Virginia Avenue in Fairmont, West Virginia, with a branch in the growing eastern section of Marion County.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2000. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990 and 21,678 in 2000, or a net decline of 2,185 or 9.2%. Marion County increased its population from 1980 to 1990, 55,789 to 57,249, and decreased to 56,598 in 2000. These changes resulted in a net increase of 1.45%. The Marion County population includes that of Fairmont. The result is that over the last 20 years, there has not been any significant change in population.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2004. As of December 2004, the overall state rate was 4.9% compared to 4.7% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 4.7%, while the West Virginia rate declined from 7.5% to 4.9%. Of the four adjacent counties, Marion’s unemployment rate is better than one, equal to one and worse than two. The rates for Marion County and West Virginia are lower than one year ago when the rates were 5.3% and 5.2% respectively. These rates in each instance are less than 1995 rates, and have fallen over the last year. The future direction of unemployment will probably be driven by what occurs economically on a National level. History seems to indicate that when the National and West Virginia economy improves, Marion County lags such improvement and when the National and State economy falters, Marion County lags in deterioration.

MVB originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, MVB retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released) and, therefore, secondary market activity is minimal. However, loans originated in excess of MVB’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by MVB. MVB has no loans to foreign entities. MVB’s lending market area is primarily concentrated in Marion County, West Virginia.

Commercial Loans

At December 31, 2004, MVB had outstanding approximately $40.4 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 51% of the total aggregate loan portfolio as of that date.

Lending Practices. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, MVB reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

MVB periodically evaluates all new commercial loans greater than $100,000 and on an annual basis, all loans greater than $200,000. If deterioration in credit worthiness has occurred, MVB takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans

At December 31, 2004, MVB had outstanding consumer loans in an aggregate amount of approximately $14.3 million or approximately 18% of the aggregate total loan portfolio.

Lending Practices. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of MVB to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending. The loan committees are responsible for monitoring performance in this area and for advising and updating loan personnel.

MVB offers credit life insurance and health and accident insurance to all qualified buyers, thus reducing risk of loss when a borrower’s income is terminated or interrupted.

Real Estate Loans

At December 31, 2004, MVB had approximately $24.2 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 31% of total loans outstanding.

Lending Practices. MVB generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, MVB may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing mortgages. MVB also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of MVB in the form of an attorney’s opinion of the title or a title insurance policy. MVB also requires proof of hazard insurance with MVB named as the mortgagee and as the loss payee. Generally, full appraisals are obtained from licensed appraisers for all loans.

Home Equity Loans. Home equity lines of credit are generally made as second mortgages by MVB. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. MVB will lend up to 100% of the appraised value of the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with 10 year terms, but are subject to review upon request for renewal.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, MVB may advance funds beyond the amount originally committed to permit completion of the project.

Competition

MVB experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, and overall financial condition. MVB believes that its community approach provides flexibility, which enables the bank to offer an array of banking products and services.

MVB primarily focuses on the Marion County market for its products and services. Management believes MVB has developed a niche and a level of expertise in serving this area.

MVB operates under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not MVB’s strategy to compete solely on the basis of interest rate. Management believes that a focus on customer relationships and service will promote our customers’ continued use of MVB’s financial products and services and will lead to enhanced revenue opportunities.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting MVB and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

Bank Holding Company Regulation. MVB is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of MVB and any acquisition by MVB of voting stock or assets of any bank, savings association or other company. MVB is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. MVB’s subsidiary bank, The Monongahela Valley Bank, Inc., is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to MVB or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of MVB and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to MVB and other subsidiaries. MVB is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. MVB and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by MVB or its subsidiaries.

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange proposed corporate governance rules that were enacted by the Securities and Exchange Commission. The changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors and should not significantly impact MVB.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, MVB’s chief executive officer and chief financial officer are each required to certify that MVB’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of MVB’s internal controls; they have made certain disclosures to MVB’s auditors and the audit committee of the Board of Directors about MVB’s internal controls; and they have included information in MVB’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in MVB’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2006, Section 404 of Sarbanes-Oxley will become applicable to MVB.

The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies. This allows them to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Financial Services Modernization Act defines “financial in nature” to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating.

Banking Subsidiary Regulation. The Monongahela Valley Bank, Inc. was chartered as a state bank and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. The Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.

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

Federal Deposit Insurance Corporation

The FDIC insures the deposits of the Bank which is subject to the applicable provisions of the Federal Deposit Insurance Act. The FDIC may terminate a bank’s deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank’s regulatory agency.

Federal Home Loan Bank

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

Capital Requirements

Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding the Bank’s risk-based capital requirements, see Note 12 of the Notes to the Financial Statements included in Item 8 of this Form 10-KSB.

West Virginia Division of Banking. State banks, such as The Monongahela Valley Bank, Inc. are subject to similar capital requirements adopted by the West Virginia Division of Banking.

Limits on Dividends

MVB’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects MVB to serve as a source of strength to the Bank. The Federal Reserve Board may require MVB to retain capital for further investment in the Bank, rather than pay dividends to its shareholders. The Monongahela Valley Bank, Inc. may not pay dividends to MVB if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit MVB’s ability to pay dividends on its outstanding common shares.

Federal and State Laws

The Monongahela Valley Bank, Inc. is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposit accounts.

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, MVB cannot predict future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation

MVB’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, MVB mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Monongahela Valley Bank, Inc. owns its main office located at 301 Virginia Avenue in Fairmont. The Bank leases its office at 2500 Fairmont Avenue inside the Shop N Save supermarket in White Hall.

Additional information concerning the property and equipment owned or leased by MVB and its subsidiaries is incorporated herein by reference from “Note 4. Bank Premises and Equipment” of the Notes to the Financial Statements included in Item 7 of this Form 10-KSB.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which MVB or its subsidiaries are a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MVB’s common shares are not traded on any national exchange.

The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management with respect to MVB’s common shares. The information set forth in the table is based on MVB’s knowledge of certain arms-length transactions in the stock. In addition, dividends are subject to the restrictions described in Note 13 to the financial statements.

Quarterly Market and Dividend Information:

	2004		2003
	Estimated Market Value Per Share	Dividend	Estimated Market Value Per Share	Dividend
Fourth Quarter	$14.00	$0.00	$13.00	$0.00
Third Quarter	13.50	0.00	13.00	0.00
Second Quarter	13.50	0.00	12.50	0.00
First Quarter	13.50	0.00	12.50	0.00

MVB declared a 5% stock dividend on common shares with a record date of July 1, 2004, payable August 15, 2004. All per share data has been restated to reflect the stock dividend.

MVB had 824 stockholders of record at December 31, 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking Statements:

The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition, or state other information that is “forward-looking.” “Forward-looking” statements are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. MVB’s management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

Many factors could cause MVB’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•	General economic conditions, either nationally or within MVB’s market, could be less favorable than expected;

•	Changes in market interest rates could affect interest margins and profitability;

•	Competitive pressures could be greater than anticipated;

•	Legal or accounting changes could affect MVB’s results; and

•	Adverse changes could occur in the securities and investments markets.

In Management’s Discussion and Analysis we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiary. We have designed this discussion to assist you in understanding the significant changes in MVB’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Brown, Edwards & Company, L.L.P. to audit the consolidated financial statements and their independent audit report is included in Item 7 herein.

Introduction

The following discussion and analysis of the Consolidated Financial Statements of MVB is presented to provide insight into management’s assessment of the financial results and operations of MVB. The Monongahela Valley Bank, Inc. is the sole operating subsidiary of MVB and all comments, unless otherwise noted, are related to the Bank. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-KSB.

Application of Critical Accounting Policies

MVB’s consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the Bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on historical loss experience of peer banks, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this financial review.

Recent Accounting Pronouncements and Developments

Meaning of Other Than Temporary Impairment

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSB requires the application of pre-existing “other-than-temporary” guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

Loan Commitments

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitment stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. Compliance with this Staff Accounting Bulletin did not have a material impact on financial condition, the results of operations, or liquidity.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

Share-Based Payment

In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.

Summary Financial Results

MVB earned $1,058,000 in 2004 compared to $781,000 in 2003. The earnings equated to a 2004 return on average assets of 1.04% and a return on average equity of 12.68%, compared to prior year results of .85% and 10.31%, respectively. Basic earnings per share was $1.46 in 2004 compared to $1.10 in 2003. Diluted earnings per share was $1.41 in 2004 compared to $1.07 in 2003. The most significant factor in 2004 profitability was the net interest margin. Interest income increased by $684,000 to $5,536,000 and interest expense decreased by $132,000 to $1,570,000.

While operating in a challenging interest rate environment, the Bank achieved a 5.76% yield on earning assets in 2004 compared to 5.60% in 2003. Despite extensive competition, total loans increased to $78.8 million at December 31, 2004, from $62.6 million at December 31, 2003. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate, non-accrual loans totaling $79,000, and impaired loans totaling $36,000 at December 31, 2004.

Deposits increased to $85.4 million at December 31, 2004, from $75.3 million at December 31, 2003, due to MVB’s continued growth in the Marion County market. MVB offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 1.86% in 2004 compared to 2.21% in 2003. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 4.13% in 2004 compared to 3.63% in 2003.

The Bank maintained a high-quality, short-term investment portfolio during 2004 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customers accounts.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts, and repurchase agreements. Net interest income remains the primary source of revenue for MVB. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 4.13% in 2004 compared to 3.63% in 2003. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s market. During the second half of 2004, the Federal Reserve raised interest rates five times for a total increase of 1.25% which had a positive impact on MVB’s interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2004, net interest income increased by $816,000 or 25.9% to $4.0 million in 2004 from $3.1 million in 2003. This increase is largely due to the growth in average earning assets, primarily $14.9 million in loans. Average total earning assets were $96.1 million in 2004 compared to $86.7 million in 2003. Average total loans grew to $70.2 million in 2004 from $55.3 million in 2003. Primarily as a result of this growth, total interest income increased by $684,000, or 14.1%, to $5.5 million in 2004 from $4.8 million in 2003. Average interest-bearing liabilities, mainly deposits, likewise increased in 2004 by $7.4 million. Average interest-bearing deposits grew to $72.4 million in 2004 from $64.5 million in 2003. Despite this growth, total interest expense decreased by $132,000 or 7.8%, to $1.6 million in 2004 from $1.7 million in 2003. This decrease in interest expense was the result of a 35 basis point decline in interest cost from 2003 to 2004.

The combined growth in the volume of earning assets during 2004 and the recent rate increases by the Federal Reserve resulted in the yield on earning assets increasing to 5.76% in 2004 from 5.60% in 2003. This increase was due primarily to continued loan growth. Additionally, MVB’s investment portfolio yield increased slightly in 2004 to 3.55% from 3.18% in 2003.

The cost of interest-bearing liabilities decreased to 1.86% in 2004 from 2.21% in 2003. This decline is primarily a result of the lower interest rates paid on deposit products.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2004			2003
(Dollars in thousands)	Average Balance	Income/ Expense	Average Yield/ Rate	Average Balance	Income/ Expense	Average Yield/ Rate
Securities (1):	$23,012	$817	3.55%	$25,220	$802	3.18%
Loans (2) (3) (4)
Commercial	35,600	2,284	6.42%	25,684	1,722	6.70%
Real estate	21,659	1,315	6.07%	18,083	1,190	6.58%
Consumer	12,993	1,068	8.22%	11,534	1,034	8.96%
Allowance for loan losses	(773)			(600)

Net Loans	69,479	4,667	6.72%	54,701	3,946	7.21%
Short-term investments:
Interest-bearing deposits	3,498	51	1.46%	5,835	94	1.61%
Federal funds sold	111	1	0.90%	957	10	1.04%

Total	3,609	52	1.44%	6,792	104	1.53%

Total earning assets	96,100	5,536	5.76%	86,713	4,852	5.60%
Other assets	5,786			5,268

Total assets	$101,886			$91,981

Interest-bearing deposits:
Savings	$27,224	248	0.91%	$24,638	296	1.20%
Demand	7,560	38	0.50%	6,226	35	0.56%
Time	37,635	1,077	2.86%	33,614	1,127	3.35%

Total	72,419	1,363	1.88%	64,478	1,458	2.26%
Borrowings	11,835	207	1.75%	12,417	244	1.97%

Total interest bearing liabilities	84,254	1,570	1.86%	76,895	1,702	2.21%
Noninterest-bearing demand deposits	8,992			7,178
Other liabilities	298			332

Total liabilities	93,544			84,405
Stockholders’ equity	8,342			7,576

Total liabilities and stockholders’ equity	$101,886			$91,981

Interest rate spread		$3,966	3.90%		$3,150	3.38%

Interest income/earning assets			5.76%			5.60%
Interest expense/earning assets			1.63%			1.96%

Net yield on earning assets (net interest margin)			4.13%			3.63%

(1)	Average balances of investment securities based on carrying value.
(2)	Loan fees included in interest income for 2004 were $297 and $243 in 2003.
(3)	Non-accrual loans are included in the daily average loan amounts outstanding.
(4)	For 2004 and 2003 income is computed on a fully tax-equivalent basis assuming a tax rate of 37% and 34%.

Rate/Volume Analysis of Changes in Interest Income and Expense:

	2004 vs. 2003 Increase (Decrease) Due to change in:
(Dollars in thousands)	Volume(1)	Rate(1)	Net
Interest earning assets:
Loan portfolio:
Commercial	$639	$(77)	$562
Real Estate	222	(97)	125
Consumer	124	(90)	34

Net loans	$985	$(264)	$721
Securities	(74)	89	15
Federal funds sold and other	(43)	(9)	(52)

Total interest-earning assets	$868	$(184)	$684

Interest-bearing liabilities:
Savings deposits	$29	$(77)	$(48)
Interest-bearing demand deposits	7	(4)	3
Time deposits	126	(176)	(50)
Borrowings	(11)	(26)	(37)

Total interest-bearing liabilities	$151	$(283)	$(132)

Net interest income	$717	$99	$816

	2003 vs. 2002 Increase (Decrease) Due to change in:
(Dollars in thousands)	Volume(1)	Rate(1)	Net
Interest earning assets:
Loan portfolio:
Commercial	$487	$(58)	$429
Real Estate	246	(69)	177
Consumer	201	(1)	200

Net loans	$934	$(128)	$806
Securities	255	(350)	(95)
Federal funds sold and other	(44)	(42)	(86)

Total interest-earning assets	$1,145	$(520)	$625

Interest-bearing liabilities:
Savings deposits	$13	$(23)	$(10)
Interest-bearing demand deposits	60	(197)	(137)
Time deposits	266	(298)	(32)
Borrowings	36	(6)	30

Total interest-bearing liabilities	$375	$(524)	$(149)

Net interest income	$770	$4	$774

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

MVB’s provision for loan losses for 2004 and 2003 were approximately $269,000 and $223,000, respectively. This increase principally relates to the increase in loans outstanding.

Being a reasonably new institution, MVB completed its sixth year of operation at the close of 2004, determining the appropriate level of the Allowance for Loan Losses (ALL) requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic condition, trends in the markets served and guidance from the Bank’s primary regulators. Management seeks to produce an ALL that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under ‘Allowance for Loan Losses.”

Non-Interest Income

Fees related to deposit accounts and cash management accounts represent the significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2004 was $677,000 versus $598,000 in 2003. Non-interest income in 2003 included $83,000 in security gains.

Service charges on deposit accounts increased from $330,000 in 2003 to $451,000 in 2004, an increase of 36%. Generally, this increase is the result of increased deposit account activity and an allowable overdraft program, which was implemented July 1, 2003. This program has been very successful and well received by the customers

Security gains recognized during 2003 totaled $83,000 versus zero in 2004. The Bank does not routinely sell securities from the portfolio, however, during 2003, securities were sold to take advantage of an opportunity to recognize some gains and increase the portfolio yield without significant extension risk.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was nearly $2.70 million in 2004 versus $2.35 in 2003. Approximately 50 percent of non-interest expense for both years related to personnel costs. Personnel is the lifeblood of every service organization, which is why personnel cost is such a significant part of the expenditure mix. This increase in personnel cost from $1.14 million to $1.36 million represents both salary adjustments for existing staff as well as the addition of three staff members during 2004 and the full impact of adding five staff members in 2003, including a commercial lender and a mortgage loan originator. The results of both of these individuals is reflected in the increase in loans over these periods.

Data processing comprised approximately 15.7% of total non-interest expense during these two years, growing from $361,000 in 2003 to $427,000 in 2004. This increase is the result of increasing account and transaction volumes from one year to the next and the conversion to image item processing during 2003. This began MVB’s preparation for “Check 21”, which became a reality at the end of October 2004.

2003 compared to 2002

Net interest income increased by $775,000 when comparing 2003 with 2002 results. This increase is largely due to growth in average earning assets, primarily loans, of $13.1 million in 2003. Average interest-bearing liabilities, mainly deposits, increased by $13.6 million in 2003. This increase was predominantly due to an increase in average interest-bearing deposits of $11.8 million.

Non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $598,000 in 2003 compared to $458,000 in 2002. This increase was due primarily to increased deposit account activity. Other factors in the increase were the adoption of an allowable overdraft program in July of 2003, and an $83,000 gain on sale of securities in 2003. The Bank does not routinely sell securities from the portfolio, but did so in this instance to recognize a gain while increasing the portfolio yield with little extension risk.

Non-interest expense reached $2.3 million in 2003 compared to $2.0 million in 2002. This increase is representative of a start-up bank in the early years of operations.

Income Taxes

MVB incurred income tax expense of $627,000 in 2004 and $396,000 in 2003.

MVB experienced losses in the first two years of operations (1999 and 2000). For Federal income taxes, these operating loss carryforwards were fully used in 2002. The effective tax rate was 34% in 2003, compared to 37% in 2004. For State of West Virginia purposes, the operating loss carryforwards were fully used in 2003.

Return on Assets

MVB’s return on average assets was 1.04% in 2004, .85% in 2003 and .54% in 2002. The continued improvement reflects MVB’s transition from a denovo institution to a more mature bank.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 12.68% in 2004, compared to 10.31% in 2003 and 7.44% in 2002. These improving returns also reflect MVB’s transition from a start-up institution to a more mature banking organization.

Overview of the Statement of Condition

The MVB balance sheet changed in only a few areas from 2003 to 2004. These differences related principally to a $10.2 million increase in deposits from $75.3 million at December 31, 2003 to $85.5 million by year-end 2004 and $16.2 million increase in gross loans outstanding for these same dates. Loans grew from $62.6 million at year-end 2003 to $78.8 million by December 31, 2004. These areas of growth continue to evidence MVB’s ongoing penetration of the Marion County banking market.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $2.2 million at December 31, 2004, compared to $2.0 million at December 31, 2003, an increase of $200,000.

Management believes the current balance of cash and cash equivalents adequately serves MVB’s liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes the liquidity needs of MVB are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable MVB to meet cash obligations as they come due.

Another area of cash reserves is the portfolio of short-term certificates of deposit in other banks. This portfolio increased from $797,000 at year-end 2003 to $1.6 million as of December 31, 2004. This portfolio is used to increase yield compared to federal funds sold.

Investment Securities

Investment securities totaled $20.4 million at December 31, 2004, compared to $24.6 million at December 31, 2003.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2004, the amortized cost of MVB’s investment securities totaled $20.7 million, resulting in unrealized depreciation in the investment portfolio of $356,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Investment/Asset and Liability Committee (“IALC”) meetings. The IALC also monitors net interest income and manages interest rate risk for MVB. Through active balance sheet management and analysis of the investment securities portfolio, MVB maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

MVB’s lending is primarily focused in Marion County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $78.8 million as of December 31, 2004, compared to $62.6 million at December 31, 2003.

During 2004, MVB experienced loan growth slightly above its average annual growth rate of $13.1 million, when loans grew $16.2 million. While MVB experienced increases in all loan categories during 2004, the significant portion of the growth came in two areas. Commercial loans grew approximately $10.5 million, while adjustable rate residential real estate loans grew $4.7 million. MVB added an experienced lender in each of these categories early in 2003. The benefit of the staff additions was fully realized in 2004.

At December 31, 2004, commercial loans represented the largest portion of the portfolio approximating 51.2% of the total loan portfolio. Commercial loans totaled $40.4 million at December 31, 2004, compared to $29.8 million at December 31, 2003. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong in 2005.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 30.7% of MVB’s total loan portfolio. Residential real estate loans totaled $24.2 million at December 31, 2004, compared to $19.5 million at December 31, 2003. Included in residential real estate loans are home equity credit lines totaling $3.7 million at December 31,2004, compared to $3.6 million at December 31, 2003. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion County market.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2004, consumer loan balances totaled $14.3 million compared to $13.3 million at December 31, 2003. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve the Marion County market.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2004:

(Dollars in Thousands)	One Year or Less	Thru Five Years	Due After Five Years	Total
Commercial and nonresidential real estate	$17,687	$20,806	$1,902	$40,395
Residential real estate	3,885	16,425	3,871	24,181
Consumer and other	6,278	7,322	668	14,268

Total	$27,850	$44,553	$6,441	$78,844

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2004	2003
Year-end balances:
Commercial, financial and agricultural	40,395	29,848
Real estate	24,181	19,454
Real estate construction
Consumer	14,268	13,314

Total	78,844	62,616

Loan Concentration

At December 31, 2004, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries and primarily located in our market area.

Allowance for Loan Losses

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. The allocation among the various components of the loan portfolio and its adequacy is somewhat difficult considering the limited operating history of MVB. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy. While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information is an indication of a potential problem.

The result of the evaluation of the adequacy at each period presented herein indicated that the allowance for loan losses was considered adequate to absorb losses inherent in the loan portfolio.

At December 31, 2004, MVB had non-accrual loans totaling $79,000 versus none as of this same date in 2003. At December 31, 2004 and 2003, MVB had impaired loans totaling $36,000 and zero, respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $1,004,000 and $186,000, respectively at December 31, 2004 and 2003. By January 31, 2005, this amount had decreased to $473,000.

	January 31 2005	December 31
		2004	2003
Loans past due more than 30 days to gross loans	.59%	1.27%	.30%
Loans past due more than 90 days to gross loans	.16%	.39%	.01%

MVB incurred net charge-offs of $67,000 in 2004 and $37,000 in 2003. MVB’s provision for loan losses was $269,000 in 2004 and $223,000 in 2003. Net charge-offs represented .09% and .07% in 2004 and 2003, respectively, compared to average outstanding loans for the indicated period.

	2004	2003
Balance, January 1	$689	$503
Provision	269	223
Charge-offs	84	72
Recoveries	17	35

Net charge-offs	67	37

Balance, December 31	$891	$689

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2004	2003
Allocation of allowance for loan losses at December 31:
Commercial	$349	$364
Real estate	191	175
Consumer	351	250

Total	$891	$689

Percent of loans to total loans at December 31:
Commercial	51%	48%
Real estate	31	31
Consumer	18	21

Total	100%	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan is returned to accrual status.

Total non-performing assets were $115,000 at December 31, 2004, compared with $0 at December 31, 2003, and represent .15% and 0%, respectively, of total loans and other real estate.

Non-performing assets and past due loans:

(Dollars in Thousands)	2004	2003
Non-accrual loans
Commercial	$—	$—
Real estate	79	—
Consumer	36	—

Total non-accrual loans	115	—
Renegotiated loans	—	—

Total non-performing loans	115	—
Other real estate, net	—	—

Total non-performing assets	$115	$—

Accruing loans past due 90 days or more	—	—

Non-performing loans as a % of total loans	.15%	—
Allowance for loan losses as a % of non-performing loans	775%	—

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $85.5 million, or 88.1% of MVB’s funding sources at December 31, 2004. This same information at December 31, 2003 reflected $75.3 million in deposits representing 86.8% of such funding sources. Cash management accounts, which are available to large corporate customers represented 7.4% and 7.7% of MVB’s funding sources at December 31, 2004 and 2003, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2004, non-interest-bearing balances totaled $9.2 million compared to $7.2 million at December 31, 2003 or 10.8% and 9.5% of total deposits respectively.

Interest-bearing deposits totaled $76.3 million at December 31, 2004, compared to $68.2 million at December 31, 2003. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $84.3 million during 2004 compared to $76.9 million during 2003. Average non-interest bearing liabilities totaled $9.0 million during 2004 compared to $7.2 million during 2003. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)	2004
Under 3 months	$1,571
Over 3-6 months	1,554
Over 6 to 12 months	3,967
Over 12 months	4,554

Total	$11,646

There are no other time deposits of $100,000 or more.

Short-term borrowings

(Dollars in Thousands)	2004	2003
Ending balance	$9,813	$9,770
Average balance	10,086	11,652
Highest month-end balance	13,081	14,029
Interest expense	109	155
Weighted average interest rate:
End of Year	1.48%	1.33%
During the Year	1.08%	1.33%

Along with traditional deposits, MVB has access to both short-term and long-term borrowings to fund its operations and investments. MVB’s short-term borrowings consist of corporate funds held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2004, short-term borrowings totaled $9.81 million compared to $9.77 million in 2003. Long-term borrowings consist of advances from the Federal Home Loan Bank of Pittsburgh. At December 31, 2004, long-term borrowings totaled $1.72 million compared to $1.73 million at year-end 2003.

Capital/Stockholders’ Equity

During the year ended December 31, 2004, stockholders’ equity increased approximately $1 million (12.8%) to $8.8 million. This increase approximates MVB’s $1,058,000 net income for the year and a decrease in other comprehensive income resulting from a decrease in the market value of the investment portfolio. MVB paid no dividends during 2004 or 2003.

At December 31, 2004, accumulated other comprehensive income (loss) totaled ($189,000), an increase in the loss of $30,000 from December 31, 2003. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, at December 31, 2004. Because principally all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2004 and 2003 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 12 of the Notes to the Audited Financial Statements. At December 31, 2004, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 12.4% at December 31, 2004, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 11.3% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2004, was 8.3% and was also above the well-capitalized standard of 6%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

The objective of MVB’s asset/liability management function is to maintain consistent growth in net interest income within its policy guidelines. This objective is accomplished through management of MVB’s balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk

The most significant market risk resulting from MVB’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. MVB’s Investment/ Asset/ Liability Committee (IALC) is responsible for the overall review and management of the Bank’s balance sheets related to the management of interest rate risk. The IALC strives to keep MVB focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The IALC has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2004. The following table is provided to show the earnings at risk of MVB as of December 31, 2004.

(Dollars in Thousands)

Immediate Interest Rate Change (one year time frame) (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income December 31, 2004
	Amount	Percent
+200	$4,464	-.4%
+100	4,461	-.4%
Base rate	4,481
-100	4,428	-1.2%
-200*	$4,044	-9.8%

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the IALC. Liquidity, as defined by the IALC, is the ability to meet anticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is MVB’s policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2004, cash provided by financing activities totaled $10.2 million, while outflows from investing activity totaled $11.8 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB) and national market certificate of deposit issuance programs. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2004, is included in Note 7 to the financial statements.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2004.

(Dollars in thousands)	One Year Or Less	One To Three Years	Three To Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial	$2,000	$2,384	$26	$1,009	$5,419
Residential real estate	52	—	—	848	900
Revolving home equity lines	—	—	—	3,404	3,404

Standby letters of credit	120	—	—	10	130

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $334,000 in 2004 compared to $232,000 in the fourth quarter of 2003. This equated to basic earnings per share, on a quarterly basis, of $.45 in 2004 and $.33 in 2003. Diluted earnings per share for the fourth quarter of 2004 and 2003 was $.43 and $.32, respectively. Net interest income increased in each quarter during 2004 and was $985,000 in the fourth quarter of 2004 compared to $831,000 in 2003. Non-interest income was $235,000 in the fourth quarter of 2004 compared to $220,000 in 2003. Non-interest expense increased to $692,000 for the fourth quarter of 2004 from $636,000 in 2003.

Future Outlook

The Bank’s results of operations represent the growth stages of a de novo banking institution. Due to continued customer acceptance of our customer service commitment, MVB has become a strong competitor in the market that it serves, and the growth in 2004 resulted in a continuation of the profitability that was achieved in prior quarters. MVB will strive to continue penetrating its market with an emphasis on customer service with the highest quality products and technology.

Future plans for the Bank involve the Bank taking advantage of both technology and personal customer contact. The bank will begin to utilize retail and business internet services. In addition to “top of the line” technology, the Bank is committed to providing individual and personal banking services. MVB will continue to search for quality banking locations as well as exploring alternative delivery systems.

ITEM 7. FINANCIAL STATEMENTS

MVB Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands)

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and due from banks	$2,153	$2,018
Interest bearing balances – FHLB	305	1,159
Federal funds sold	—	548
Certificates of deposit in other banks	1,585	797
Investment Securities:
Securities held-to-maturity, at cost	1,461	1,323
Securities available-for-sale, at approximate market value	18,919	23,307

Loans:	78,844	62,616

Less: Allowance for loan losses	(891)	(689)
Net Loans	77,953	61,927
Bank premises, furniture and equipment	1,619	1,672
Accrued interest receivable and other assets	2,211	2,180

TOTAL ASSETS	$106,206	$94,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$9,216	$7,155
Interest bearing	76,270	68,183
Total Deposits	85,486	75,338

Accrued interest, taxes, and other liabilities	340	261
Securities sold under agreements to repurchase	7,208	6,725
Federal Home Loan Bank borrowings	4,039	4,779
Federal funds purchased	290	—
Total Liabilities	97,363	87,103

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 5,000 shares authorized, none issued Common stock, par value $1; 4,000,000 shares authorized; 743,060 and 708,025 shares issued and outstanding at December 31, 2004 and December 31, 2003 respectively	743	708
Additional paid-in capital	6,975	6,537
Treasury Stock	(9)	—
Retained earnings	1,323	742
Accumulated other comprehensive income	(189)	(159)
Total Stockholders’ Equity	8,843	7,828

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,206	$94,931

MVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands Except Per Share Data)

Years ended December 31, 2004 and 2003

	2004	2003
INTEREST INCOME
Interest and fees on loans	$4,667	$3,946
Interest on deposits with other banks	51	94
Interest on federal funds sold	1	10
Investment securities – taxable	817	802

	5,536	4,852
INTEREST EXPENSE
Interest on deposits and borrowed funds	1,570	1,702

NET INTEREST INCOME	3,966	3,150
Provision for loan losses	269	223

Net interest income after provision for loan losses	3,697	2,927

OTHER INCOME
Service charges on deposit accounts	451	330
Commissions from investment services	20	2
Other operating income	206	183
Gain on sale of securities	—	83

	677	598

OTHER EXPENSES
Salaries and employee benefits	1,360	1,142
Occupancy expense	137	132
Equipment rentals, depreciation, and maintenance	157	163
Data processing	427	361
Advertising	52	41
Legal and accounting fees	75	68
Other operating expenses	481	441

	2,689	2,348

Income before income taxes	1,685	1,177

Income tax expense	627	396

Net Income	$1,058	$781

Basic net income per share	$1.46	$1.10
Diluted net income per share	$1.41	$1.07

Basic weighted average shares outstanding	725,500	708,025
Diluted weighted average shares outstanding	751,912	730,054

MVB Financial Corp.

Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES
Net Income	$1,058	$781
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of available-for-sale securities	—	(83)
Provision for loan losses	269	223
Depreciation	118	134
Amortization, net of accretion	181	407
Decrease/(increase) in interest receivable and other assets	34	(327)
Increase/(decrease) in accrued interest, taxes, and other liabilities	79	(15)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,739	1,120

INVESTING ACTIVITIES
Net increase in loans made to customers	(16,295)	(14,620)
Purchases of premises and equipment	(65)	(72)
Purchases of investment securities available-for-sale	(3,423)	(25,207)
Purchases of investment securities held-to-maturity	(950)	—
Decrease in deposits with Federal Home Loan Bank, net	854	352
Decrease in federal funds sold	548	491
Purchases of certificates of deposit with other banks	(3,853)	(697)
Proceeds from maturity of certificates of deposit with other banks	3,065	3,085
Proceeds from sales, maturities and calls of securities available-for-sale	7,557	21,565
Proceeds from maturities and calls of securities held-to-maturity	790	258

NET CASH (USED IN) INVESTING ACTIVITIES	(11,772)	(14,845)

FINANCING ACTIVITIES
Net increase in deposits	10,148	10,435
Net increase in repurchase agreements	483	1,128
Net (decrease)/increase in Federal Home Loan Bank borrowings	(740)	2,035
Net increase in federal funds purchased	290	—
Stock dividend cash payment	(4)	—
Purchase of treasury stock	(9)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,168	13,598

Increase in cash and cash equivalents	135	(127)

Cash and cash equivalents at beginning of period	2,018	2,145

Cash and cash equivalents at end of period	$2,153	$2,018

MVB Financial Corp.

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2004 and 2003

(Dollars in thousands)

	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total Stockholders Equity
Balance, December 31, 2002	$708	$6,537	$(39)	$134		$7,340
Net Income			781			781
Other comprehensive income(loss) Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains – net of tax effect				(342)		(342)
Minimum pension liability adjustment- net of tax effect				49		49

Total Comprehensive Income						488

Balance, December 31, 2003	$708	$6,537	$742	$(159)	$—	$7,828

Net Income			1,058			1,058
Other comprehensive income(loss) Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains – net of tax effect				(44)		(44)
Minimum pension liability adjustment - net of tax effect				14		14

Total Comprehensive Income						1,028

Stock dividend – 5% stock dividend	35	438	(477)			(4)
Treasury stock acquired					(9)	(9)

Balance, December 31, 2004	$743	$6,975	$1,323	$(189)	$(9)	$8,843

NOTES TO FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

MVB Financial Corp., “the Company” provides banking services to the domestic market with the primary market area being Marion County, West Virginia. To a large extent, the operations of the Company, such as loan portfolio management and deposit growth, are directly affected by the market area economy.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks.

Management Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change. Actual results could differ from these estimates.

Investment Securities

Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts computed by the interest method from purchase date to maturity. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale, net of the deferred income tax effect, are recognized as direct increases or decreases in stockholders’ equity. Cost of securities sold is recognized using the specific identification method.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Loans are considered delinquent when scheduled principal or interest payments are 30 days past due. Interest income on loans is recognized on an accrual basis. The allowance for loan losses is established through a provision for loan losses when management believes the collectibility of principal is unlikely. The allowance is an amount management believes will be adequate to absorb possible losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans and prior loan loss experience. Evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. Loans are deemed as non-performing when either principal or interest payments are 91 days or more past due. When a loan is placed on non-accrual status, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance. Interest received on non-performing loans is included in income only if principal recovery is reasonably assured. A non-performing loan is restored to accrual status when it is brought current, has performed reasonably for a period of time, and collectibility of the total contractual amount is no longer in doubt.

Loan Origination Fees and Costs

Certain loan fees and direct loan costs are primarily being recognized as collected and incurred. The use of this method of recognition does not produce results that are materially different from results which would have been produced if such costs and fees were deferred and amortized as an adjustment of the loan yield.

Bank Premises, Furniture and Equipment

Bank premises, furniture and equipment are carried at cost less accumulated depreciation. The provision for depreciation is computed for financial reporting by the straight-line-method based on the estimated useful lives of assets, which range from 7 to 40 years on buildings and leasehold improvements and 3 to 10 years on furniture, fixtures and equipment.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $410,100 and $442,700 at December 31, 2004 and 2003, respectively, and is included in other assets in the accompanying balance sheet.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The differences relate principally to accretion of discounts on investment securities, provision for loan losses, minimum pension liability, and differences between book and tax methods of depreciation.

Stock Based Compensation

The company has an incentive stock option plan for selected employees. Because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been determined using the fair-value method, pro forma net income for the years ended December 31, 2004, 2003, and 2002 would have been as follows:

(Dollars in Thousands, except Per Share Data)	Year Ended December 31
	2004	2003
Net income as reported	$1,058	$781
Stock based compensation using fair value method	(26)	(27)

Pro forma net income	$1,032	$754

Basic earnings per share as reported	$1.46	$1.10
Diluted earnings per share as reported	$1.41	$1.07
Proforma basic earnings per share	$1.42	$1.06
Proforma diluted earnings per share	$1.37	$1.03

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense.

Net Income Per Common Share

Net income per common share includes any dilutive effects of stock options, and is computed by dividing net income by the average number of common shares outstanding during the period, adjusted for the dilutive effect of options under The Company’s 2003 Stock Incentive Plan.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 financial statement presentation.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2004, including gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
Mortgage-backed securities	$108,587	$5,158	$—	$113,745
Municipal securities	852,538	6,201	(10,041)	848,698
U. S. Agency securities	500,000	—	(4,255)	495,745

	$1,461,125	$11,359	$(14,296)	$1,458,188

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2003, including gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
Mortgage-backed securities	$196,383	$8,158	$—	$204,541
Municipal securities	1,126,270	4,112	(13,435)	1,116,947

	$1,322,653	$12,270	$(13,435)	$1,321,488

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2004 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$8,588,519	$13,462	$(94,407)	$8,507,574
Mortgage-backed securities	8,445,674	23,512	(96,940)	8,372,246
Corporate securities	2,182,428	7,987	(150,756)	2,039,659

	$19,216,621	$44,961	$(342,103)	$18,919,479

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2003 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$9,032,238	$53,905	$(119,846)	$8,966,297
Mortgage-backed securities	12,262,093	24,887	(133,129)	12,153,851
Corporate securities	2,216,473	26,821	(55,859)	2,187,435

	$23,510,804	$105,613	$(308,834)	$23,307,583

The following tables summarize amortized cost and approximate market values of securities by maturity:

	December 31, 2004
	Held to Maturity		Available for sale
	Approximate Cost	Amortized Market Value	Approximate Cost	Amortized Market Value
Within one year	$42,888	$44,925	$4,684,738	$4,660,002
After one year, but within five	618,170	612,063	7,715,890	7,670,865
After five years, but within ten	799,354	800,453	6,807,553	6,580,130
After ten Years	713	747	8,440	8,482

Total	$1,461,125	$1,458,188	$19,216,621	$18,919,479

Investment securities with a carrying value of $8,152,625 and $7,669,601 at December 31, 2004 and 2003, respectively, were pledged to secure public funds and repurchase agreements.

The Company’s investment portfolio includes several securities that are in an unrealized loss position as of December 31, 2004, the details of which are included in the following table. Although these securities, if sold at December 31, 2004 would result in a pretax loss of $356,399, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2004, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At December 31, 2004, total temporary impairment totaled $356,399.

Description and number of positions	Less than 12 months		12 months or more
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies (24)	$3,977,049	$(32,314)	$3,131,309	$(66,347)
Mortgage-backed securities (42)	2,773,876	(32,004)	4,224,218	(65,677)
Corporate securities (7)	697,796	(2,204)	552,187	(147,813)
Municipal securities (4)	214,784	(719)	230,726	(9,321)

	$7,663,505	$(67,241)	$8,138,440	$(289,158)

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

	2004	2003
Commercial and non-residential real estate	$40,395,012	$29,847,988
Residential real estate	24,181,707	19,453,879
Consumer and other	14,267,921	13,313,602

	$78,844,640	$62,615,469

Changes in the allowance for possible loan losses were as follows for the years ended December 31:

	2004	2003
Balance at beginning of period	$688,799	$502,570
Losses charged to allowance	(83,735)	(71,710)
Recoveries credited to allowance	17,282	35,174
Provision for possible loan losses	268,870	222,765

Balance at end of period	$891,216	$688,799

Impaired loans are accounted for in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of Loans, as amended by Statement of Financial Accounting Standards No. 118. The Company considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

As of December 31, 2004 and 2003, the Company had non-accrual loans totaling $79,000 and $0, respectively.

At December 31, 2004 and 2003, the Company had impaired loans totaling $36,000 and $0, respectively, with an allocated reserve for such loans sufficient to cover possible losses.

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

	2004	2003
Bank Premises	$1,492,351	$1,484,571
Equipment, furniture and fixtures	789,682	750,901

	2,282,033	2,235,472
Allowance for depreciation	(663,040)	(563,988)

	$1,618,993	$1,671,484

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

	2004	2003
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$8,148,618	$6,765,190
Non-interest bearing	8,227,687	6,331,448
Time and savings deposits of individuals, partnerships and corporations	67,418,359	60,378,515
Deposits of states and political subdivisions	988,714	1,409,015
Certified and official checks	702,600	453,863

Total Domestic Deposits	$85,485,978	$75,338,031

Time deposits of over $100,000 included above	$11,646,042	$10,076,044

Maturities of certificates of deposit at December 31, 2004 were as follows:

2005	$16,779,859
2006	7,352,621
2007	5,469,523
2008	3,728,372
2009	1,204,214

Total	$34,534,589

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. These accounts function as sweep accounts. As of December 31, 2004 and 2003, the company had repurchase agreements of $7,207,625 and $6,724,601.

Monongahela Valley Bank (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The FHLB borrowings are secured by a blanket lien by the FHLB on certain residential mortgage loans or securities with a market value at least equal to the outstanding balances. The remaining maximum borrowing capacity with the FHLB at December 31, 2004 was approximately $37,324,000. At December 31, 2004 and 2003 the Bank had borrowed $4,039,442 and $4,778,918.

Borrowings from the FHLB as of December 31 were as follows:

	2004	2003
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000,000	$1,000,000
Fixed interest rate note, originating February 2001, due February 2004, interest of 5.38% is payable quarterly.	—	1,000,000
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	723,697	734,047
Floating interest rate note, originating March 2003, due December 2005, interest payable monthly.	1,896,624	2,044,871
Fixed interest rate note, originating May 2004, due May 2005, interest of 2.02% is payable monthly.	419,121	—

	$4,039,442	$4,778,918

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Additionally the Bank has a line of credit of $2,500,000 available from the Bankers Bank of Atlanta. There were no borrowings against this line of credit at December 31, 2004 or 2003.

NOTE 7. FINANCIAL INSTRUMENTS

Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customers credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

Total contractual amounts of the commitments as of December 31 were as follows:

	2004	2003
Available on lines of credit	$9,723,723	$8,569,334
Stand-by letters of credit	129,600	126,481
Other loan commitments	—	—

	$9,853,323	$8,695,815

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout Marion County, West Virginia and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

NOTE 8. INCOME TAXES

The Company records income taxes in accordance with Statement of Financial Accounting Standards No.

109 (FAS 109), Accounting for Income Taxes. FASB 109 is an asset and liability approach that requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

MVB Financial Corp. paid income taxes of $474,418 and $393,918 for the years ended December 31, 2004 and 2003, respectively.

The amount reflected as income taxes represents federal and state income taxes on financial statement income. Certain items of income and expense, primarily the provision for possible loan losses, allowance for losses on foreclosed assets held for resale, depreciation, and accretion of discounts on investment securities are reported in different accounting periods for income tax purposes.

The provisions for income taxes for the years ended December 31, were as follows:

	2004	2003
Current:
Federal	$570,000	$392,000
State	103,100	2,000

	$673,100	$394,000

Deferred expense
Federal	$(36,715)	$1,500
State	(9,180)	380

	(45,895)	1,880

Income Tax expense	$627,205	$395,880

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2004		2003
	Amount	%	Amount	%
Tax at Federal tax rate	$573,000	34.0%	$400,300	34.0%
Tax effect of:
State income tax	62,000	3.7%	670	0.6%
Surtax exemption/rate difference	—	0.0%	21,600	1.8%
Tax exempt earnings	(61,450)	-3.6%	(48,100)	-4.1%
Other	53,655	3.2%	21,410	1.3%

	$627,205	37.3%	$395,880	33.6%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2004	2003
Depreciation	$123,584	$100,000
Pension	9,000	9,000

Gross deferred tax liabilities	132,584	109,000

Unrealized loss on securities available-for-sale	(118,857)	(69,095)
Provision for loan loss	(245,434)	(175,955)
Minimum pension liability	(3,450)	(12,735)
Section 179 expense carryover	—	—

Gross deferred tax (assets)	(367,741)	(257,785)

Net deferred tax (asset)	$(235,157)	$(148,785)

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has granted loans to officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. Set forth below is a summary of the related loan activity.

	Balance at Beginning of Year	Borrowings	Repayments	Balance at end of Year
December 31, 2004	$4,897,895	$1,629,093	$(1,386,417)	$5,140,571

December 31, 2003	$3,176,754	$4,017,298	$(2,296,157)	$4,897,895

The Company held related party deposits of $4,309,410 and $3,616,804 at December 31, 2004 and December 31, 2003, respectively.

The Company held related party repurchase agreements of $1,033,074 and $879,957 at December 31, 2004 and December 31, 2003, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the West Virginia Bankers Association Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $84,936 and $69,536 for the years ended December 31, 2004 and 2003.

The following table sets forth the pension plan’s funded status as of the latest available actuarial valuations dated October 1, 2004 and 2003:

	2004	2003
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$(323,917)	$(242,948)

Projected benefit obligation for service rendered to date	$(410,604)	$(307,110)
Plan assets at fair value, primarily listed stocks and U. S. Bonds	309,675	205,493

Projected benefit obligations (greater)/less than plan assets	(100,929)	(101,617)
Unrecognized net gain from past experience different from that assumed and effects of changes in assumptions	—	—
Prior service cost not yet recognized in net periodic pension cost	21,723	24,137
Unrecognized net (assets) at transition	126,617	108,113

(Accrued) pension cost	$47,411	$30,633

Net pension cost includes the following components:
Service cost-benefit earned during period	$75,036	$61,318
Interest cost on projected benefit obligation	21,330	15,201
Actual return on plan assets	(15,558)	(9,397)
Net amortization and deferral	2,414	2,414

Net periodic pension cost	$83,222	$69,536

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 6.50% for 2004 and 4.00% for 2003. The expected long-term rate of return on plan assets was 8.5% in 2004 and 2003.

NOTE 11. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan provides for the issuance of stock options to participating employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant, therefore, no compensation expense is recognized. All granted options vest in 4 years, and expire 10 years from the date of grant.

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2004		2003
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	36,885	$10.50	36,885	$10.50
Granted	2,000	12.38	—	—
Adjust for 5% stock dividend	1,944	$—	—	$—
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at end of year	40,829	$10.12	36,885	$10.50

Exercisable at end of year	$38,336	$9.99	$27,301	$10.49

Weighted-average fair value of options granted during the year		$4.30

The fair value for the options was estimated at the date of grant using a Black-Sholes option-pricing model with an average risk-free interest rate of 4.10% for 2004 and a weighted-average expected life of the options of 7 years for 2004. No volatility or expected dividends were used to estimate fair value due to MVB’s stock not being publicly traded, and MVB having no history of dividend payments.

NOTES TO FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2004

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.98	37,154	6.00	$9.98	37,154	$9.98
$10.48	1,575	7.00	$10.48	1,182	$10.48
$12.38	2,100	10.00	$12.38	—	—

NOTE 12. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2004 and 2003, the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category. Both the Company’s and the Bank’s actual capital amounts and ratios are presented in the table below.

	ACTUAL		MINIMUM TO BE WELL CAPITALIZED		MINIMUM FOR CAPITAL ADEQUACY PURPOSES
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2004
Total Capital (to risk-weighted assets)
Consolidated	$9,734,000	12.4%	$7,840,400	10.0%
Subsidiary Bank	$9,721,000	12.4%	$7,838,400	10.0%	$6,270,720	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$8,843,000	11.3%	$4,704,240	6.0%
Subsidiary Bank	$8,830,000	11.3%	$4,703,040	6.0%	$3,135,360	4.0%

Tier I Capital (to average assets)
Consolidated	$8,843,000	8.3%	$6,349,320	6.0%
Subsidiary Bank	$8,830,000	8.3%	$6,348,120	6.0%	$4,232,080	4.0%

As of December 31, 2003
Total Capital (to risk-weighted assets)	$8,529,000	13.0%	$6,543,400	10.0%	$5,234,720	8.0%

Tier I capital (to risk-weighted assets)	$7,840,000	12.0%	$3,926,040	6.0%	$2,617,360	4.0%

Tier I Capital (to average assets)	$7,840,000	8.2%	$5,732,880	6.0%	$3,821,920	4.0%

NOTE 13. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceeding two calendar years.

(Brown Edwards & Company, L.L.P. letterhead)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

    and Stockholders

MVB Financial Corp.

    and Subsidiary (Monongahela Valley Bank)

Fairmont, West Virginia

We have audited the accompanying consolidated balance sheet of MVB Financial Corp. and Subsidiary (Monongahela Valley Bank) as of December 31, 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of MVB Financial Corp. and Subsidiary (Monongahela Valley Bank) as of December 31, 2003, were audited by other auditors whose report dated January 30, 2004, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the consolidated financial position of MVB Financial Corp. and Subsidiary (Monongahela Valley Bank) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Brown, Edwards & Company, L. L. P

Bluefield, West Virginia

January 21, 2005

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

To comply voluntarily with the provisions of Section 201 of the Sarbanes-Oxley Act, which prohibits the use of the same firm for both the external audit and internal audit functions, MVB Financial Corp. (MVB) and Conley CPA Group P.L.L.C. mutually agreed that Conley CPA Group P.L.L.C. would decline to stand for re-election as independent external auditors after completion of the 2003 audit, in order to remain the internal auditor for MVB.

The independent accountant’s report on the financial statements for the years 2002 and 2003 as provided by Conley CPA Group P.L.L.C. did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

The decision to change accountants was approved by the Audit Committee of the MVB Financial Corp. Board of Directors.

There were no disagreements with Conley CPA Group P.L.L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. This change was mandated by section 201 of the Sarbanes-Oxley Act which would not have allowed Conley CPA Group P.L.L.C. to continue as both the internal and external auditor for MVB Financial Corp. Conley CPA Group P.L.L.C. remains as the internal auditor for MVB.

ITEM 8A. CONTROLS AND PROCEDURES

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective as of December 31, 2004.

There were no significant changes in the company’s internal controls over financial reporting during the fourth quarter of 2004.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 3-5 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2005. For discussion of the audit committee financial expert of MVB, see “Committees of the Board”, on page 6 of MVB’s definitive proxy statement relating to MVB’s Annual Meeting of Shareholders for 2005, which is expressly incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

See “Executive Compensation” on page 9 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2005.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 13 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2005 which section is expressly incorporated by reference. For equity compensation plan information, please refer to exhibit 99.2.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Director, Dr. Saad Mossallati, will construct the facility for the Harrison County office and then MVB will buy the building from him upon completion. The purchase price for the building is expected to be approximately $1.285 million, subject to approved change orders. Dr. Mossallati has completed many construction projects in Marion and Harrison Counties, including MVB’s current office in Marion County. MVB Financial obtained additional proposals indicating the approximate costs of the proposed facility, excluding the specialized banking equipment, to be between $1.34 million and $1.459 million. Using timetables prepared by the various architects, MVB would not be able to open its Harrison County office until September or October 2005. Conversely, Dr. Mossallati has indicated that he will build the building for $1.285 million and have the facility ready by July 1, 2005. MVB Financial chose Dr. Mossallati to construct the facility because he has a history of completing projects less expensively and more timely than others because he serves as his own project manager and individually selects the various contractors involved in the project. In addition, he has no staff overhead and related costs which must be included in the project price.

ITEM 13. EXHIBITS

Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 46. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Ratification of Auditors” on page 28 and 29 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2005.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-KSB for Fiscal Year Ended December 31, 2004

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land to be occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Footnotes to Financial Statements Note 1 “Net Income per Common Share”

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of Brown, Edwards & Company, L.L.P., Independent Auditors	Found on Page 41 herein

99.2	Equity Compensation Plan Information	Filed herewith

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 30, 2005

MVB FINANCIAL CORP.

By:	/S/ JAMES R. MARTIN
James R. Martin President and Chief Executive Officer (Duly Authorized Officer)

By:	/S/ ERIC L. TICHENOR
Eric L. Tichenor Vice President and Chief Financial Officer (Principal Accounting Officer)