Form 10QSB/A
period 2004-03-31
MVB FINANCIAL CORP
filed 2005-05-03
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-QSB/A

(Amendment No. 2)

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

MVB Financial Corp.

Form 10QSB

For the quarter ended March 31, 2004

MVB Financial Corp.

Part I, Item 1

Financial Statements

MVB Financial Corp.

Balance Sheets

	3/31/2004	12/31/2003
	(Unaudited)
ASSETS

Cash and due from banks	$2,527,922	$2,018,336
Interest bearing balances – FHLB	684,308	1,159,093
Federal funds sold	—	548,000
Certificates of deposit in other banks	1,288,000	797,000
Investment Securities:
Securities held- to- maturity, at cost	1,289,498	1,322,653
Securities available- for- sale, at approximate market value	22,982,461	23,750,283

Loans:	66,083,584	62,615,469
Less: Allowance for loan losses	(726,929)	(688,799)

Net Loans	65,356,655	61,926,670

Bank premises, furniture and equipment	1,648,227	1,671,484
Accrued interest receivable and other assets	1,649,890	1,737,357

TOTAL ASSETS	$97,426,961	$94,930,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$7,635,311	$7,155,243
Interest bearing	70,794,176	68,182,788

Total Deposits	78,429,487	75,338,031

Accrued interest, taxes, and other liabilities	383,271	261,142
Securities sold under agreements to repurchase	6,793,864	6,724,601
Federal Home Loan Bank borrowings	3,592,867	4,778,918

Total Liabilities	89,199,489	87,102,692

STOCKHOLDERS’ EQUITY

Common stock, par value $1; 1,000,000 shares authorized; 708,025 shares issued and outstanding	708,025	708,025
Additional paid-in capital	6,537,060	6,537,060
Retained earnings	962,241	741,945
Accumulated other comprehensive income (loss)	20,146	(158,846)

Total Stockholders’ Equity	8,227,472	7,828,184

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,426,961	$94,930,876

MVB Financial Corp.

Statements of Income

	Three Months Ended March 31
	2004	2003
INTEREST INCOME
Interest and fees on loans	$1,046,782	$868,606
Interest on deposits with other banks	12,334	31,913
Interest on federal funds sold	863	2,872
Investment securities – taxable	221,486	202,630

	1,281,465	1,106,021
INTEREST EXPENSE
Interest on deposits and borrowed funds	379,785	446,747

NET INTEREST INCOME	901,680	659,274
Provision for loan losses	43,250	42,960

Net interest income after provision for loan losses	858,430	616,314

OTHER INCOME
Service charges on deposit accounts	98,892	57,769
Commissions from investment services	5,599	160
Other operating income	50,623	44,340
	155,114	102,269

OTHER EXPENSES
Salaries and employee benefits	316,607	266,184
Occupancy expense	33,904	33,421
Equipment rentals, depreciation, & maintenance	35,022	35,955
Data processing	105,592	82,873
Postage	17,486	14,630
Telephone	3,727	3,096
Advertising	12,122	9,409
Credit investigations & other loan related expenses	5,736	8,288
Stationary and printing	13,680	12,360
Legal and accounting fees	21,740	9,840
FDIC and state assessment	6,532	6,335
Business franchise tax	9,900	5,500
Business & Occupation tax	9,000	7,200
Correspondent service charges	8,942	8,547
Other operating expenses	38,398	26,904

	638,388	530,542

Income Before Income Taxes	375,156	188,041
Income Taxes	154,860	57,600

NET INCOME	$220,296	$130,441

Basic net income per share	$0.31	$0.18
Diluted net income per share	$0.30	$0.18

Basic weighted average shares outstanding	708,025	708,025
Diluted weighted average shares outstanding	737,484	730,935

MVB Financial Corp.

Statements of Cash Flows

	Three Months Ended Mar 31
	2004	2003
OPERATING ACTIVITIES
Net Income	$220,296	$130,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,250	42,960
Depreciation	27,357	32,435
Amortization, net of accretion	50,590	102,930
Decrease/(increase) in interest receivable and other assets	59,128	(76,176)
Increase in accrued interest, taxes, and other liabilities	51,463	26,513

NET CASH PROVIDED BY OPERATING ACTIVITIES	452,084	259,103

INVESTING ACTIVITIES
(Increase) in loans, net	(3,473,235)	(2,113,450)
Purchases of premises and equipment	(4,100)	(10,794)
Purchases of investment securities available-for-sale	(500,000)	(8,428,076)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	474,785	(2,436,614)
Decrease/(increase) in federal funds sold	548,000	(2,000)
Purchases of certificates of deposit with other banks	(1,782,000)	(697,000)
Proceeds from maturity of certificates of deposit with other banks	1,291,000	1,195,000
Proceeds from sales, maturities & calls of securities available-for sale	1,500,770	3,330,245
Proceeds from maturities and calls of securities held-to-maturity	27,614	78,719

NET CASH (USED IN) INVESTING ACTIVITIES	(1,917,166)	(9,083,970)

FINANCING ACTIVITIES
Net increase in deposits	3,091,456	4,873,614
Net increase in repurchase agreements	69,263	1,460,608
Net (decrease)/increase in Federal Home Loan Bank borrowings	(1,186,051)	2,997,614

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,974,668	9,331,836

Increase in cash and cash equivalents	509,586	506,969

Cash and cash equivalents at beginning of period	2,018,336	2,145,330

Cash and cash equivalents at end of period	$2,527,922	$2,652,299

NOTES TO FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited balance sheet as of March 31, 2004 and the unaudited statements of income and cash flows for the periods ended March 31, 2004 and 2003 have been prepared by management of MVB Financial Corp., (“the Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of the Company at March 31, 2004 and its results of operations and cash flows for the periods ended March 31, 2004 and 2003, have been made.

The balance sheet as of December 31, 2003 has been extracted from audited financial statements included in The Monongahela Valley Bank, Inc.’s, (“the Bank’s”) 2003 Annual Report to Shareholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report of the Bank.

Note 2. Management Estimates

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

Note 3. Cash Flows

For the three months ended March 31, 2004 and 2003, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks of $2.528 million at March 31, 2004 and $2.652 million at March 31, 2003.

Note 4. Allowance for Loan Losses

The provision for loan losses for the quarters ended March 31, 2004 and 2003 was $43,000 and $43,000, respectively.

Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of the Bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, geographic diversity, historical loss experience of other institutions in these markets, and guidance from the Bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

The results of this analysis at March 31, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

(Dollars in thousands)	Three Months Ended March 31
	2004	2003
Allowance for loan losses
Balance, beginning of period	$689	$503
Loan charge-offs	(15)	(15)
Loan recoveries	10	10

Net charge-offs	(5)	(5)
Loan loss provision	43	43

Balance, end of period	$727	$541

The increase in the allowance for loan losses is primarily based upon the significant growth in the commercial loan portfolio.

Note 5. Borrowed Funds

The Bank is a party to repurchase agreements with certain customers. These accounts function as sweep accounts. As of March 31, 2004 and December 31, 2003, the Bank had repurchase agreements of $6,793,864 and $6,724,601.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at March 31, 2004 was approximately $42,626,000.

Borrowings from the FHLB were as follows:

	March 31 2004	December 31 2003
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	1,000,000	1,000,000
Fixed interest rate note, originating February 2001, due February 2004, interest of 5.38% is payable quarterly	—	1,000,000
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	731,517	734,047
Floating interest rate note, originating March 2003, due December 2004, interest payable monthly	1,861,350	2,044,871

	$3,592,867	$4,778,918

Borrowings from the FHLB are also secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Note 6. Other Comprehensive Income

The Bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Mar 31 2004	Mar 31 2003
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(159)	$102

Unrealized gains/(losses) on securities available for sale	278	(50)
Pension liability adjustment	0	0
Deferred income tax effect	(99)	47

Net change in other comprehensive income	179	(3)

Ending accumulated other comprehensive income	$20	$99

Note 7. Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options using the treasury stock method. At March 31, 2004 and 2003 stock options to purchase 40,829 and 36,885 shares at an average price of $10.12 and $10.50, respectively, were outstanding. For the three months ended March 31, 2004 and 2003, the dilutive effect of stock options was 29,459 and 22,911 shares respectively.

Note 8. Stock Based Compensation

The Company has an incentive stock option plan for selected employees. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the three months ended March 31, 2004 and 2003 would have been as follows:

(Dollars in Thousands, Except Per Share Data)	Three Months Ended March 31
	2004	2003
Net income as reported	$220	$130
Stock based compensation using fair value method, net of tax	(6)	(6)

Pro forma net income	$214	$124

Basic net income per share as reported	$.31	$.18
Diluted net income per share as reported	$.30	$.18
Pro forma basic net income per share	$.30	$.18
Pro forma diluted net income per share	$.29	$.17

MVB Financial Corp.

Part I Item 2

Description of Business

MVB Financial Corp is a West Virginia state-chartered bank holding company, which was chartered May 29, 2003. Its wholly owned subsidiary, The Monongahela Valley Bank, Inc. (“the Bank”), was incorporated and opened for business on January 4, 1999. The Bank’s deposits are insured by the FDIC. The Bank engages in general banking business with the primary market area being Marion County, West Virginia. The main office is located at 301 Virginia Avenue, Fairmont, West Virginia. As of December 31, 2003, the Bank had total assets of $94.9 million, loans of $62.6 million, deposits of $75.3 million and shareholders’ equity of $7.82 million, compared to $81.0, $48.0, $64.9 and $7.3 as of December 31, 2002, respectively. By March 31, 2004, total assets had grown to $97.4 million while loans climbed to $66.1 million and deposits had increased to $78.4 million. Shareholders equity approximated $8.2 million at this same date.

A comparison of the 3-month interim periods ending March 31, 2004 and 2003 reveals an increase of $7 million in total assets. This increase is basically the result of an $8.6 million increase in interest bearing deposits and a decrease in Federal Home Loan Bank (FHLB) borrowings of $1.5 million.

When comparing the year-end 2003 and interim period ending March 31, 2004, there are no significant balance sheet changes, but rather a continued reallocation of assets from investments to loans. During the first quarter of 2004, deposits increased by $3 million while FHLB borrowings decreased nearly $1.2 million. The reallocation of the balance sheet continued with loans increasing by $3.5 million, while investment securities declined by $750,000. Liquid assets remained nearly flat. While this balance sheet reallocation to loans continued, the liquidity of the institution exceeds 20%, well within the established policy guidelines.

For this same quarterly period comparison, net income increased $90,000. This is principally the result of a $250,000 increase in net interest income, resulting from the reallocation of assets from investments to loans as described previously and a decrease of $67,000 in cost of funds, a result of the continued decline in interest rates. Other expenses increased by $100,000, primarily the result of a $50,000 increase in salary and benefit costs, $23,000 increase in data processing and $12,000 increase in legal fees. Personnel costs increased as a result of loan staff additions during the quarter and salary adjustments effective January 1, 2004. Data processing increases are a function of increased account activity. The legal fee increase relates principally to the formation of the Company, which was effective January 1, 2004.

Finally, income taxes increased $97,000. All net operating loss carryforwards resulting from the bank start up losses were used up in 2003. Accordingly, the effective tax rate now approaches 40% versus 30% in 2003.

Forward-Looking Information

When used in this filing or other public or shareholder communications the words or phrases “are expected to,” “estimate,” “is anticipated,” “project,” “will continue,” “will likely result,” “plans to” or similar expressions are intended to identify “forward-looking statements.” These types of statements are subject to risks and uncertainties, including changes in economic conditions in the Bank’s market area, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the Bank’s market area, and competition that could cause actual results to differ materially from what the Bank or the Company have presently anticipated or projected. The Bank and the Company wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Where any forward-looking statements include a statement of the assumptions or bases underlying the forward-looking statement, the Bank and the Company caution that assumed facts or bases almost always vary from actual results, and the differences between assumed facts, bases and actual results can be material. We cannot assure you that any statement or expectation or belief in any forward-looking statement will result, or be achieved or accomplished.

Banking Services

The Bank provides individuals, businesses, and local governments with a broad range of loan products, including personal lines of credit, commercial, real estate, and installment loans and deposit products, including checking, savings, NOW and money market accounts, certificates of deposit, and individual retirement accounts. The Bank currently does not provide trust services. The Bank also offers non-deposit investment products through an association with a broker dealer.

The FDIC insures all deposit accounts up to the maximum allowed by law (generally $100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations, organizations and government authorities.

The Bank also offers commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank also originates mortgage loans as well as commercial and residential construction loans.

The principal economic risk associated with each of the categories of loans is the creditworthiness of the Bank’s borrowers. With any loan category, the level of risk increases or decreases depending on economic conditions prevailing from time to time. The unsecured loans in all categories have a higher risk than secured loans.

The Bank makes a substantial portion of its loans to working individuals, small businesses and professional persons. These types of loans should provide opportunities to establish long-term relationships but may also be credits that are less able to withstand unforeseen economic, competitive and financial conditions than loans to borrowers of a more substantial size. The risk associated with real estate loans and installment loans to individuals varies based on employment levels, fluctuations in value of residential real estate and other conditions that affect the ability of customers to repay indebtedness. The risk associated with commercial loans varies based upon the strength and activity of the local economics of the Bank’s market areas. The risk associated with real estate construction loans varies based upon supply and demand for the type of real estate under construction. Further, real estate construction loans are subject to special risks due to conditions beyond a borrower’s control, including cost overruns, adverse weather, labor strikes, unavailability of materials and inability to obtain governmental approvals.

The Bank’s loan underwriting criteria have been developed and are formulated in its written credit policy. The credit policy is a comprehensive lending policy, which includes underwriting standards for all categories of loans the Bank offers. The Bank’s lending policy includes provisions, which will promote a diversified loan portfolio to reduce the Bank’s vulnerability to risks associated with any specific category of loans.

The Bank’s lending activities are subject to a variety of lending limits imposed by federal and state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general the Bank will be subject to a loan-to-one borrower limit of an amount equal to: (i) 15% of the Bank’s unimpaired capital and surplus in the case of loans which are not fully secured by readily marketable collateral, or (ii) 25% of the unimpaired capital and surplus if the excess over 15% is fully secured by readily marketable collateral. Unless the Bank sells participations in its loans to other financial institutions, the Bank is not able to meet all lending needs of loan customers requiring aggregate extensions of credit above these limits. Additionally, the Bank may voluntarily choose to impose a policy limit on loans to a single borrower that is less than the legal limit.

The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the Board of Directors or Committee thereof approves the extension of credit, and the Bank makes the loan on terms not more favorable to such person than would be available to a person not affiliated with the Bank or the Company.

Market Area

The Bank’s primary market area is Marion County, West Virginia. Its extended market is the adjacent counties of Harrison, Monongalia and Taylor Counties, West Virginia. The Bank is located on the south side of Third Street at Virginia Avenue in Fairmont, West Virginia, with a branch in the growing eastern section of Marion County.

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

Competition

The banking business is generally a highly competitive business. As of March 31, 2004, there were four other banks in the Bank’s market area. The total Marion County commercial bank deposits, which includes a total of 18 banking offices, as of June 30, 2003, were in excess of $590 million. At this same date the Bank had a 12.25% share of the Marion County commercial bank deposits while being open only 4 1/2 years. June 30, 2003 is the latest commercial bank deposit information available on a per county basis. The First Exchange Bank of Mannington and the Bank represent Marion County’s only locally owned banks, as the other existing commercial banks have their parent-company headquarters in Wheeling, West Virginia (WesBanco), Charlotte, North Carolina (BB&T), and Columbus, Ohio (Huntington National Bank).

For most of the services which the Bank provides, there is also competition from financial institutions other than commercial banks. For instance, credit unions are represented by Fairmont Federal Credit Union with five offices in Marion County, Marion County School Employees Federal Credit Union, United Federal Credit Union, and U. S. Employees Credit Union. There are also various issuers of commercial paper and money market funds that actively compete for funds and for various types of loans. Further, there are three offices of the National Brokerage concern, Edward Jones. In addition, some traditional banking services or competing services are offered by insurance companies, investment counseling firms and other business firms and individuals. Many of the Bank’s competitors have significantly greater financial and marketing resources than the Bank.

The existence of larger financial institutions in Fairmont, and Marion County, West Virginia, some of which are owned by larger regional or national companies, influence the competition in the Bank’s market area. The principal competitive factors in the market for deposits and loans are interest rates, either paid on deposits or charged on loans. West Virginia law allows statewide branch banking which provides increased opportunities for the Bank, but it also increases the potential competition for the Bank in its service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state’s legislature, interstate branch banking may occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to “opt out.” In 1996, the West Virginia Legislature elected to “opt in” effective May 31, 1997. Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

Employees

The Bank had 31 full-time and 8 part-time employees on March 31, 2004. Four of the full-time employees and three of the part-time employees are stationed at the branch office.

Supervision and Regulation

The Company is regulated by the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. The Bank and virtually all aspects of its operations are subject to supervision, regulation and examination by the West Virginia Commissioner of Banking and the Federal Deposit Insurance Corporation (FDIC). A summary of some of the major regulatory issues follow. The summary is not exhaustive, and reference is made to applicable statutes and regulations for more detailed information regarding supervision and regulation of entities such as the Bank. Statutes, regulations and regulatory policies of the federal and West Virginia governments and their agencies are subject to change and it is impossible to predict the effects that any such changes may have upon the Bank and its operations.

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

Banks are subject to “leverage ratio” guidelines involving a numerator defined as Tier 1 capital and a denominator defined as adjusted total assets (as defined by regulation). The Bank regulatory agencies have established a 3% minimum Tier 1 leverage ratio applicable only to banks meeting certain specified criteria, including excellent asset quality, high liquidity, low interest rate exposure and the highest regulatory rating. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3% minimum, by at least 100 to 200 basis points.

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

Ratio	Minimum Well-Capitalized Ratio	MVB Ratio, September 31, 2002 Prior to the capital sale	MVB Ratios December 31, 2002 following the capital sale	MVB Ratio, March 31, 2004
Total risk-based capital ratio	10.0%	11.38%	15.04%	13.00%
Tier 1 risk-based capital ratio	6.0%	10.33%	14.05%	11.94%
Tier 1 leverage ratio	5.0%	6.53%	8.98%	8.42%

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, the Bank cannot definitely predict future changes in interest rates, credit availability or deposit levels.

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

The Bank anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

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

Part I, Item 3

Controls and Procedures

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

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the Exchange Act), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

In addition, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or is reasonably likely to materially affect, the internal control over financial reporting.

MVB Financial Corp.

Form 10QSB

For the quarter ended March 31, 2004

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceeding. It’s wholly-owned subsidiary, the Bank, is involved in routine legal actions, which are incidental to its business of commercial banking. There are no material amounts involved in these routine matters.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

3.1*	Articles of Incorporation	Page 18

3.2*	Bylaws	Page 29

Certifications

31.1*	James R. Martin, President & CEO	Page 42

31.2*	Eric L. Tichenor, Vice President & CFO	Page 43

32.1**	James R. Martin, President & CEO	Page 44

32.2**	Eric L. Tichenor, Vice President & CFO	Page 45

*	filed herewith
**	furnished herewith

MVB Financial Corp.

Form 10QSB

for the quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 2, 2005

/s/ James R. Martin
James R. Martin
President & Chief Executive Officer
(Duly Authorized Officer)

DATE: May 2, 2005

/s/ Eric L. Tichenor
Eric L. Tichenor
Vice President & Chief Financial Officer
(Principal Accounting Officer)