Form 10QSB/A
period 2004-06-30
MVB FINANCIAL CORP
filed 2005-05-03
CIK 1277902

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

(304) 363-4800

(Issuer’s telephone number)

Check whether the issue (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

Class	Outstanding as of July 30, 2004
Common Stock $1 Par Value	708,025

Transitional Small Business Disclosure Format (Check one):    Yes  Model B    No  ☐

MVB Financial Corp.

Form 10QSB

For the quarter ended June 30, 2004

MVB Financial Corp.

Part I, Item 1

Financial Statements

MVB Financial Corp.

Balance Sheets

	6/30/2004	12/31/2003
	(Unaudited)
ASSETS

Cash and due from banks	$2,635,683	$2,018,336
Interest bearing balances - FHLB	455,388	1,159,093
Federal funds sold	—	548,000
Certificates of deposit in other banks	1,873,000	797,000
Investment Securities:
Securities held- to- maturity, at cost	1,707,658	1,322,653
Securities available- for- sale, at approximate market value	21,155,690	23,750,283

Loans:	72,188,029	62,615,469
Less: Allowance for loan losses	(795,368)	(688,799)

Net Loans	71,392,661	61,926,670

Bank premises, furniture and equipment	1,643,156	1,671,484
Accrued interest receivable and other assets	1,938,468	1,737,357

TOTAL ASSETS	$102,801,704	$94,930,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$9,433,632	$7,155,243
Interest bearing	72,327,278	68,182,788

Total Deposits	81,760,910	75,338,031

Accrued interest, taxes, and other liabilities	314,832	261,142
Securities sold under agreements to repurchase	7,974,144	6,724,601
Federal Home Loan Bank borrowings	4,711,561	4,778,918

Total Liabilities	94,761,447	87,102,692

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 4,000 shares authorized, none issued Common stock, par value $1; 1,000,000 shares authorized; 708,025 shares issued and outstanding	708,025	708,025
Additional paid-in capital	6,537,060	6,537,060
Treasury Stock	(8,505)	0
Retained earnings	1,191,436	741,945
Accumulated other comprehensive income (loss)	(387,759)	(158,846)

Total Stockholders’ Equity	8,040,257	7,828,184

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,801,704	$94,930,876

MVB Financial Corp.

Statements of Income

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$2,189,705	$1,844,119	$1,142,923	$975,513
Interest on deposits with other banks	26,909	59,288	14,575	27,375
Interest on federal funds sold	863	5,869	—	2,997
Investment securities - taxable	418,463	406,571	196,977	203,941

	2,635,940	2,315,847	1,354,475	1,209,826

INTEREST EXPENSE
Interest on deposits and borrowed funds	761,471	898,206	381,686	451,459

NET INTEREST INCOME	1,874,469	1,417,641	972,789	758,367
Provision for loan losses	134,050	130,230	90,800	87,270

Net interest income after provision for loan losses	1,740,419	1,287,411	881,989	671,097

OTHER INCOME
Service charges on deposit accounts	217,982	128,135	119,090	70,366
Commissions from investment services	15,964	319	10,365	159
Other operating income	96,019	90,140	45,396	45,800
Gain on sale of securities	129	74,256	129	74,256

	330,094	292,850	174,980	190,581

OTHER EXPENSES
Salaries and employee benefits	653,622	552,832	337,015	286,648
Occupancy expense	66,449	66,133	32,545	32,712
Equipment rentals, depreciation, and maintenance	71,341	82,436	36,319	46,481
Data processing	211,179	168,414	105,587	85,541
Postage	30,902	28,645	13,416	14,015
Telephone	8,561	7,697	4,834	4,601
Advertising	28,329	22,894	16,207	13,485
Credit investigations and other loan related expenses	15,346	16,556	9,610	8,268
Stationery and printing	31,489	24,772	17,809	12,412
Legal and accounting fees	43,045	19,119	21,305	9,279
FDIC and state assessment	13,064	12,671	6,532	6,335
Business franchise tax	19,800	15,400	9,900	9,900
Business & Occupation tax	19,000	14,400	10,000	7,200
Correspondent service charges	18,892	17,312	9,950	8,765
Other operating expenses	73,813	54,938	35,415	28,035

	1,304,832	1,104,219	666,444	573,677

Income Before Income Taxes	765,681	476,042	390,525	288,001

Income Taxes	316,190	161,830	161,330	104,230

NET INCOME	$449,491	$314,212	$229,195	$183,771

Basic net income per common share	$0.63	$0.44	$0.32	$0.26
Diluted net income per share	$0.61	$0.43	$0.31	$0.25
Basic weighted average shares outstanding	708,025	708,025	708,025	708,025
Diluted weighted average shares outstanding	737,484	730,935	737,484	730,935

MVB Financial Corp.

Statements of Cash Flows

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
OPERATING ACTIVITIES
Net Income	$449,491	$314,212	$229,195	$183,771
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on sale of available-for-sale securities	(129)	(74,256)	(129)	(74,256)
Provision for loan losses	134,050	130,230	90,800	87,270
Depreciation	54,835	65,631	27,478	33,196
Amortization, net of accretion	107,848	215,771	57,258	112,841
Decrease/(increase) in interest receivable and other assets	(12,145)	(5,828)	(71,273)	55,563
Increase in accrued interest, taxes, and other liabilities	37,654	44,441	(13,809)	32,713

NET CASH PROVIDED BY OPERATING ACTIVITIES	771,604	690,201	319,520	431,098

INVESTING ACTIVITIES
(Increase) in loans, net	(9,600,041)	(8,175,568)	(6,126,806)	(6,062,118)
Purchases of premises and equipment	(26,507)	(19,828)	(22,407)	(9,034)
Purchases of investment securities available-for-sale	(1,973,303)	(15,887,084)	(1,473,303)	(7,459,008)
Purchases of investment securities held-to-maturity	(450,000)	—	(450,000)	—
Decrease/(increase) in deposits with Federal Home Loan Bank, net	703,705	(514,529)	228,920	1,922,085
Decrease/(increase) in federal funds sold	548,000	(5,000)	—	(3,000)
Purchases of certificates of deposit with other banks	(3,258,000)	(697,000)	(1,476,000)	—
Proceeds from maturity of certificates of deposit with other banks	2,182,000	1,991,000	891,000	796,000
Proceeds from sales, maturities and calls of securities available-for-sale	4,069,415	10,923,559	2,568,645	7,593,315
Proceeds from maturities and calls of securities held-to-maturity	53,914	149,565	26,300	70,846

NET CASH (USED IN) INVESTING ACTIVITIES	(7,750,817)	(12,234,885)	(5,833,651)	(3,150,914)

FINANCING ACTIVITIES
Net increase in deposits	6,422,879	7,301,796	3,331,423	2,428,182
Net increase in repurchase agreements	1,249,543	2,041,390	1,180,280	580,781
Net (decrease)/increase in Federal Home Loan Bank borrowings	(67,357)	2,852,892	1,118,694	(144,722)
Purchase of treasury stock	(8,505)	—	(8,505)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,596,560	12,196,078	5,621,892	2,864,241

Increase in cash and cash equivalents	617,347	651,394	107,761	144,425

Cash and cash equivalents at beginning of period	2,018,336	2,145,330	2,527,922	2,652,299

Cash and cash equivalents at end of period	$2,635,683	$2,796,724	$2,635,683	$2,796,724

NOTES TO FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited balance sheet as of June 30, 2004 and the unaudited statements of income and cash flows for the periods ended June 30, 2004 and 2003 have been prepared by management of MVB Financial Corp., (“the Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of the Company at June 30, 2004 and its results of operations and cash flows for the periods ended June 30, 2004 and 2003, have been made.

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

Note 3. Cash Flows

For the three months ended June 30, 2004 and 2003, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks of $2.636 million at June 30, 2004 and $2.797 million at June 30, 2003.

Note 4. Allowance for Loan Losses

The provision for loan losses for the quarters ended June 30, 2004 and 2003 was $90,800 and $87,270, respectively.

Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of the Bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, geographic diversity, historical loss experience of other institutions in these markets, and guidance from the Bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. The results of this analysis at June 30, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

(Dollars in thousands)

	Six Months Ended June 30
	2004	2003
Allowance for loan losses
Balance, beginning of period	$689	$503

Loan charge-offs	(38)	(40)
Loan recoveries	10	25

Net charge-offs	(28)	(15)
Loan loss provision	134	130

Balance, end of period	$795	$618

The increase in the allowance for loan losses is primarily based upon the significant growth in the commercial loan portfolio.

Note 5. Borrowed Funds

The Bank is a party to repurchase agreements with certain customers. These accounts function as sweep accounts. As of June 30, 2004 and December 31, 2003, the Bank had repurchase agreements of $7,974,144 and $6,724,601.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at June 30, 2004 was approximately $31,528,000.

Borrowings from the FHLB at June 30, 2004 and December 31, 2003 were as follows:

	2004	2003
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	1,000,000	1,000,000

Fixed interest rate note, originating February 2001, due February 2004, interest of 5.38% is payable quarterly	—	1,000,000

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	728,948	734,047

Floating interest rate note, originating March 2003, due December 2004, interest payable monthly	2,065,178	2,044,871

Fixed interest rate note, originating May 2004, due May 2005, interest of 2.02% payable monthly	917,435	—

	$4,711,561	$4,778,918

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Note 6. Other Comprehensive Income

The Bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Beginning accumulated other comprehensive income	$(159)	$135	$20	$99

Unrealized gains/(losses) on securities available for sale	(402)	(32)	(680)	20
Deferred income tax effect	173	0	272	(16)

Net change in other comprehensive income	(229)	(32)	408	4

Ending accumulated other comprehensive income	$(388)	$103	$388	$103

Note 7. Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options using the treasury stock method. At June 30, 2004 and 2003 stock options to purchase 40,829 and 36,885 shares at an average price of $10.12 and $10.50, respectively, were outstanding. For the six and three months ended June 30, 2004 and 2003, the dilutive effect of stock options was 29,459 and 22,911 shares respectively.

Note 8. Stock Based Compensation

The Company has an incentive stock option plan for selected employees. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the six and three months ended June 30, 2004 and 2003 would have been as follows:

(Dollars in Thousands, Except Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Net income as reported	$449	$314	$229	$184
Stock based compensation using fair value method, net of tax	(12)	(12)	(6)	(6)

Pro forma net income	$437	$302	223	$178

Basic net income per share as reported	$.63	$.44	$.32	$.26
Diluted net income per share as reported	$.61	$.43	$.31	$.25
Pro forma basic net income per share	$.62	$.43	$.31	$.25
Pro forma diluted net income per share	$.59	$.41	$.30	$.24

MVB Financial Corp.

Part I, Item 2

Description of Business

The Company is a West Virginia state-chartered bank holding company, which was chartered May 29, 2003. It’s wholly owned subsidiary, The Monongahela Valley Bank, Inc. (“the Bank”), was incorporated and opened for business on January 4, 1999. The Bank’s deposits are insured by the FDIC. The Bank engages in general banking business with the primary market area being Marion County, West Virginia. The main office is located at 301 Virginia Avenue, Fairmont, West Virginia. As of December 31, 2003, the Bank had total assets of $94.9 million, loans of $62.6 million, deposits of $75.3 million and shareholders’ equity of $7.82 million. By June 30, 2004, total assets had grown to $102.8 million while loans climbed to $72.2 million and deposits had increased to $81.8 million. Shareholders equity approximated $8.0 million at this same date.

While not a part of the attached financial statements, it is important to compare the June 30, 2004 and 2003 balance sheets. Total assets were $9.2 million higher at June 30, 2004 versus the same 2003 date. Generally, this asset growth was the result of a $9.6 million increase in deposits for the same period of time. However, the most significant balance sheet change was the nearly $16 million, or 28% increase in loans from one period to the other. The loan increase was funded by the deposit increase noted above of $9.6 million plus a planned decrease in securities of $4.1 million and a reduction in due from banks of approximately $2.8 million. Even after the repositioning of the balance sheet, liquidity remains within the approved range of 5% to 25%.

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

First, in 2003, the Bank used up all of the State of West Virginia income tax loss carry forwards. As a result, the effective tax rate increased from 35% for 2003 to 41% for 2004. Based on 2004 income before taxes, the tax effect of this 6% increase approximates a $50,000 larger tax burden in 2004 than at the 2003 tax rate.

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

The Bank’s loan underwriting criteria have been developed and are formulated in its written credit policy. The credit policy is a comprehensive lending policy, which includes underwriting standards for all categories of loans the Bank intends to offer. The Bank’s lending policy includes provisions, which will promote a diversified loan portfolio to reduce the Bank’s vulnerability to risks associated with any specific category of loans.

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

The Bank may not make any extensions of credit to any director, executive officer, or principal shareholder of the Bank or the Company, or to any related interest of such person, unless the Board of Directors or Committee thereof approves the extension of credit, and the Bank makes the loan on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

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

Competition

The banking business is generally a highly competitive business. As of June 30, 2004, there were four other banks in the Bank’s market area. The total Marion County commercial bank deposits, which includes a total of 18 banking offices, as of June 30, 2003, were in excess of $590 million. At this same date the Bank had a 12.25% share of the Marion County commercial bank deposits while being open only 4 1/2 years. June 30, 2003 is the latest commercial bank deposit information available on a per county basis. The First Exchange Bank of Mannington and the Bank represent Marion County’s only locally owned banks, as the other existing commercial banks have their parent-company headquarters in Wheeling, West Virginia (WesBanco), Charlotte, North Carolina (BB&T), and Columbus, Ohio (Huntington National Bank).

For most of the services which the Bank provides, there is also competition from financial institutions other than commercial banks. For instance, credit unions are represented by Fairmont Federal Credit Union with five offices in Marion County, Marion County School Employees Federal Credit Union, United Federal Credit Union, and U. S. Employees Credit Union. There are also various issuers of commercial paper and money market funds that actively compete for funds and for various types of loans. Further, there are three offices of the national brokerage concern, Edward Jones. In addition, some traditional banking services or competing services are offered by insurance companies, investment counseling firms and other business firms and individuals. Many of the Bank’s competitors have significantly greater financial and marketing resources than the Bank has.

The existence of larger financial institutions in Fairmont, and Marion County, West Virginia, some of which are owned by larger regional or national companies, influence the competition in the Bank’s market area. The principal competitive factors in the market for deposits and loans are interest rates, either paid on deposits or charged on loans. West Virginia law allows statewide branch banking which provides increased opportunities for the Bank, but it also will increase the potential competition for the Bank in its service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state’s legislature, interstate branch banking may occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to “opt out.” In 1996, the West Virginia Legislature elected to “opt in” effective May 31, 1997. Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

Employees

The Bank had 32 full-time and 8 part-time employees on June 30, 2004. Four of the full-time employees and three of the part-time employees are stationed at the branch office.

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

While the Bank exceeded all required capital ratios for a well-capitalized institution, the Bank’s growth was causing a decrease in these ratios. Accordingly, plans were adopted and implemented to increase capital. This was accomplished effective November 1, 2002, as the result of the sale of approximately $2,000,000 in new stock at $12.50 per share. As a result, at December 31, 2002, the Bank’s capital ratios increased significantly. The following table shows these ratios.

Ratio	Minimum Well-Capitalized Ratio	MVB Ratio, September 31, 2002 Prior to the capital sale	MVB Ratios December 31, 2002 following the capital sale	MVB Ratio, June 30, 2004
Total risk-based capital ratio	10.0%	11.38%	15.04%	12.10%
Tier 1 risk-based capital ratio	6.0%	10.33%	14.05%	11.03%
Tier 1 leverage ratio	5.0%	6.53%	8.98%	8.12%

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

MVB Financial Corp.

Form 10QSB

For the quarter ended June 30, 2004

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceeding. Its wholly-owned subsidiary, the Bank, is involved in routine legal actions, which are incidental to its business of commercial banking. There are no material amounts involved in such legal actions.

Item 2. Changes in Securities

No change in securities issued

Item 3. Defaults Upon Senior Securities

There are no Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of 2004, the MVB Annual Shareholder’s Meeting was held on April 20, 2004. Three items were submitted to the Shareholders for consideration. The items and vote are noted below:

1. Election of Directors for a one-year term:

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

2. A proposal to ratify the selection of Brown Edwards & Company, L.L.P. as independent auditors for 2004:

Vote
For	Against	Abstain
500,506	1,985	0

3. A proposal to Amend the Articles of Incorporation to authorize shares of preferred stock:

Vote
For	Against	Abstain
488,315	14,176	1,343

No other matters have been submitted to the shareholders during the second quarter of 2004.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

3.1*	Articles of Incorporation	Page 19
3.2*	Bylaws	Page 30

Certifications
31.1*	James R. Martin, President & CEO	Page 42
31.2*	Eric L. Tichenor, Vice President & CFO	Page 43
32.1**	James R. Martin, President & CEO	Page 44
32.2**	Eric L. Tichenor, Vice President & CFO	Page 45

*	filed herewith
**	furnished herewith

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