Form 10QSB
period 2005-03-31
MVB FINANCIAL CORP
filed 2005-05-13
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File number 333-12931

MVB Financial Corp.

(Exact name of registrant as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

301 Virginia Avenue

Fairmont, West Virginia 26554-2777

(Address of principal executive offices, zip code)

304-363-4800

(Issuer’s telephone number, including area code)

Not Applicable

(Former name, address, and fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 13, 2005, the number of shares outstanding of the issuer’s only class of common stock was 743,060.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp.(MVB or “the Company”) listed below are included on pages 2-8 of this report.

Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Consolidated Statements of Income for the Three Months ended March 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause MVB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 8-25 of this report.

Item 3.	Controls and Procedures

Part II. Other Information

Item 4.	Other Information

None.

Item 5.	Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Per Share Data)

	March 31 2005 (Unaudited)	December 31 2004 (Note 1)

Assets
Cash and due from banks	$2,624	$2,153
Interest bearing balances – FHLB	7,705	305
Certificates of deposit in other banks	3,069	1,585
Investment securities:
Securities held-to-maturity, at cost	1,445	1,461
Securities available-for-sale, at approximate market value	17,830	18,919

Loans:	78,516	78,844
Less: Allowance for loan losses	(897)	(891)

Net loans	77,619	77,953

Bank premises, furniture and equipment, net	1,736	1,619
Accrued interest receivable and other assets	2,208	2,211

Total assets	$114,236	$106,206

Liabilities
Deposits
Non-interest bearing	$11,842	$9,216
Interest bearing	80,487	76,270

Total deposits	91,969	85,486

Accrued interest, taxes and other liabilities	351	340
Short-term borrowings	9,919	9,814
Long-term borrowings	3,056	1,723

Total liabilities	105,295	97,363

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 743,060 issued and outstanding	743	743
Additional paid-in capital	6,975	6,975
Treasury stock	(10)	(9)
Retained earnings	1,567	1,323
Accumulated other comprehensive income (loss)	(334)	(189)

Total stockholders’ equity	8,941	8,843

Total liabilities and stockholders’ equity	$114,236	$106,206

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands Except Per Share Data)

	Three Months Ended March 31
	2005	2004
Interest income
Interest and fees on loans	$1,249	$1,047
Interest on deposits with other banks	34	12
Interest on federal funds sold	—	1
Interest on investment securities	188	221

Total interest income	1,471	1,281

Interest expense
Deposits	378	330
Short-term borrowings	39	19
Long-term borrowings	39	31

Total interest expense	456	380

Net interest income	1,015	901

Provision for loan losses	35	43

Net interest income after provision for loan losses	980	858

Other income
Service charges on deposit accounts	106	99
Commissions from investment services	—	5
Other operating income	62	51

Total other income	168	155

Other expense
Salary and employee benefits	425	317
Occupancy expense	45	34
Equipment expense	44	35
Data processing	110	105
Advertising	14	12
Legal and accounting fees	18	22
Other operating expenses	121	113

Total other expense	777	638

Income before income taxes	371	375

Income tax expense	126	155

Net income	$245	$220

Basic net income per share	$.33	$.31
Diluted net income per share	$.32	$.30
Basic weighted average shares outstanding	743,060	708,025
Diluted weighted average shares outstanding	771,182	737,484

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2005 and 2004

(Unaudited) (Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2004	$708	$6,537	$742	$(159)		$7,828
Net income	—	—	220	—		220
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	179		179
Minimum pension liability adjustment – net of tax effect						—

Total comprehensive income						399

Balance, March 31, 2004	$708	$6,537	$962	$20	—	$8,227

Balance, January 1, 2005	$743	$6,975	$1,323	$(189)	$(9)	$8,843
Net income	—	—	245	—		245
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of deferred income taxes	—	—	—	(145)		(145)
Minimum pension liability adjustment – net of tax effect						—

Total comprehensive income						100
Treasury stock acquired					(1)	(1)

Balance, March 31, 2005	$743	$6,975	$1,568	$(334)	(10)	$8,942

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Operating activities
Net income	$245	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35	43
Depreciation	32	27
Amortization, net of accretion	25	51
Decrease in interest receivable and other assets	107	59
Increase in accrued interest, taxes, and other liabilities	12	52

Net cash provided by operating activities	456	452

Investing activities
Decrease/(increase) in loans made to customers	300	(3,473)
Purchases of premises and equipment	(150)	(4)
Purchases of investment securities available-for-sale	—	(500)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(7,400)	475
Decrease in federal funds sold	—	548
Purchases of certificates of deposit with other banks	(2,079)	(1,782)
Proceeds from maturity of certificates of deposit with other Banks	595	1,291
Proceeds from sales, maturities and calls of securities available-for-sale	830	1,501
Proceeds from maturities and calls of securities held-to- Maturity	—	28

Net cash used in investing activities	(7,904)	(1,916)

Financing activities
Net increase in deposits	6,483	3,091
Net increase in repurchase agreements	1423	69
Net increase/(decrease) in Federal Home Loan Bank Borrowings	14	(1,186)
Purchase of treasury stock	(1)	—

Net cash provided by financing activities	7,919	1,974

Increase in cash and cash equivalents	471	510

Cash and cash equivalents - beginning of period	2,153	2,018

Cash and cash equivalents - end of period	$2,624	$2,528

MVB Financial Corp.

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

The accounting and reporting policies of MVB conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made.

The consolidated balance sheet as of December 31, 2004 has been extracted from audited financial statements included in MVB’s 2004 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2004, Form 10-KSB filed with the Securities and Exchange Commission.

Note 2. Allowance for Loan Losses

The provision for loan losses for the quarters ended March 31, 2005 and 2004 was $35,000 and $43,000, respectively.

Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of The Monongahela Valley Bank Inc., (“the bank”), arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, geographic diversity, historical loss experience of other institutions in these markets, and guidance from the bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

The results of this analysis at March 31, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

(Dollars in thousands)

	Three Months Ended March 31
	2004	2004
Allowance for loan losses
Balance, beginning of period	$891	$689

Loan charge-offs	(31)	(15)
Loan recoveries	2	10
Net charge-offs	(29)	(5)
Loan loss provision	35	43
Balance, end of period	$897	$727

The increase in the allowance for loan losses is primarily based upon the significant growth in the commercial loan portfolio.

Note 3. Borrowed Funds

The bank is a party to repurchase agreements with certain customers. These accounts function as sweep accounts. As of March 31, 2005 and December 31, 2004, the bank had repurchase agreements of $8,630,697 and $7,207,625.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at March 31, 2005 was approximately $42,626,000.

Borrowings from the FHLB were as follows:

	March 31 2005	December 31 2004
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	1,000,000	1,000,000
Fixed interest rate note, originating May 2004, due May 2005, interest of 2.02% is payable monthly	168,071	419,121
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	721,013	723,697
Floating interest rate note, originating March 2003, due December 2004, interest payable monthly	1,119,591	1,896,624
Floating interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable monthly	1,335,032	—

	$4,343,707	$4,039,442

Borrowings from the FHLB are also secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Mar 31 2005	Mar 31 2004

Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(189)	$(159)

Unrealized gains/(losses) on securities available for sale	(250)	278
Pension liability adjustment	5	0
Deferred income tax effect	100	(99)

Net change in other comprehensive income	(145)	179

Ending accumulated other comprehensive income	$(334)	$20

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2005 and 2004, stock options to purchase 40,829 shares at an average price of $10.12 were outstanding. For the three months ended March 31, 2005 and 2004, the dilutive effect of stock options was 28,122 and 29,459 shares, respectively.

Note 6 - Stock Based Compensation

MVB has an incentive stock option plan for selected employees. Because the exercise price of MVB’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the three months ended March 31, 2005 and 2004 would have been as follows:

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31
	2005	2004
Net income as reported	$245	$220
Stock based compensation using fair value method, net of tax	(1)	(6)

Pro forma net income	$244	$214

Basic earnings per share as reported	$.33	$.31
Diluted earnings per share as reported	$.32	$.30
Proforma basic earnings per share	$.33	$.30
Proforma diluted earnings per share	$.32	$.29

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At March 31, 2005 and for the Three Months Ended March 31, 2005 and 2004:

	2005	2004
Net income to:
Average assets	.90%	.95%
Average stockholders’ equity	11.01	11.49
Net interest margin	3.91	3.94

Average stockholders’ equity to average assets	8.14	8.30
Total loans to total deposits (end of period)	85.37	71.86
Allowance for loan losses to total loans (end of period)	1.14	1.08
Efficiency ratio	65.49	59.30
Capital ratios:
Tier 1 capital ratio	11.36	13.16
Risk-based capital ratio	12.49	14.14
Leverage ratio	8.19	8.52
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$11.97	$11.62
Market value per share (end of period)*	16.00	13.00
Basic earnings per share	.33	.31
Diluted earnings per share	.32	.30

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of MVB Financial Corp. is presented to provide insight into management’s assessment of the financial results. MVB’s wholly-owned banking subsidiary, The Monongahela Valley Bank, Inc.(“the bank”), is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The Monongahela Valley Bank, Inc. was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. The bank has leased land in the Bridgeport area of Harrison County, WV and began construction of a full-service banking office that is anticipated to open in the third quarter of 2005.

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-KSB and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

Application of Critical Accounting Policies

MVB’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Application of certain accounting policies inherently requires a greater reliance on the use of estimates, assumptions and judgments and as such, the probability of actual results being materially different from reported estimates is increased. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2004 Annual Report on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of estimated future cash flows, estimated losses in pools of homogeneous loans based on historical loss experience of peer banks, estimated losses on specific commercial credits, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements in MVB’s 10-KSB describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-QSB.

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2005, MVB earned $245,000 compared to $220,000 in the first quarter of 2004. First quarter income before income taxes continued to improve due to the growth of interest earning assets resulting in net interest income increasing to $1,015,000 in the first quarter of 2005 from $901,000 in the first quarter of 2004. The most significant items impacting the current quarter’s profitability were an increase of $108,000 in salaries and benefits, the result of adding staff for Harrison County and annual increases for current staff and the $114,000 increase in net interest income, the result of an increase in outstanding loans of $15.4 million from March 31, 2004 to March 31, 2005.

Loan loss provisions of $35,000 and $43,000 were made for March 31, 2005 and 2004, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2005 and 2004 totaled $168,000 and $155,000, respectively. The most significant portion of this increase was in service charges on deposit accounts, a direct result of continued performance of our overdraft protection product placed into service in the second half of 2003.

Non-interest expense for the quarters ended March 31, 2005 and 2004 totaled $777,000 and $638,000, respectively. The most significant portion of this increase of $139,000 is related to staffing additions and annual increases for existing staff. Approximately $60,000 of the total increase in non-interest expense is directly associated with the expansion into Harrison County for items related to staffing, occupancy and equipment costs.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income.

MVB’s interest-earning assets and interest-bearing liabilities changed significantly during the first quarter of 2005 compared to 2004. The most significant areas of change were net loans, which increased to an average balance of $77.9 million for the quarter ended March 31, 2005 from $62.7 million for the quarter ended March 31, 2004, and interest-bearing liabilities, which grew to an average balance of $100.8 million from $89.0 million for the respective periods. These trends reflect the continued growth of MVB.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2005 and 2004 was 3.91% and 3.94% respectively. The yield on loans has remained relatively flat, as a decrease in the yield on adjustable rate mortgage loans, which do not reprice as quickly as commercial loans, has been offset by an increase in the yield on adjustable rate commercial loans. Additionally, the yield on interest-bearing deposits in banks nearly doubled from March of 2004 to March of 2005. Cost of funds also has remained relatively stable, the most significant change being in the money market portfolio, as MVB began tiering rates in 2005. Short and long-term borrowing yields have begun to rise with the recent Fed increases in rates. However, the largest portion of MVB’s long-term borrowings are matched against loans at identical rates, and most of the bank’s short-term borrowings are repurchase agreements, which continue to be an attractive source of funds for MVB.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited) (Dollars in thousands)

	Three Months Ended Mar. 31, 2005			Three Months Ended Mar. 31, 2004
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$5,766	$34	2.36%	$3,972	$12	1.21%
Federal funds sold	—	—	—	446	1.90
Investment securities	20,362	188	3.69	24,382	221	3.63
Loans:
Commercial	37,558	604	6.43	30,824	471	6.11
Tax exempt	3,775	41	4.34	137	2	4.38
Consumer	12,885	260	8.07	12,500	269	8.61
Real estate	24,578	344	5.60	19,928	305	6.12
Allowance for loan losses	(896)	—	—	(697)	—	—

Net loans	77,900	1,249	6.41	62,692	1,047	6.68

Total earning assets	104,028	1,471	5.66	91,492	1,281	5.60
Cash and due from banks	2,646			2,212
Other assets	3,480			3,646

Total assets	$110,154			$97,350

Liabilities
Deposits:
Non-interest bearing demand	$10,516	$—		$7,672	$—
NOW	8,882	11	0.50	7,100	9	0.51
Money market checking	24,364	67	1.10	22,336	55	0.98
Savings	5,802	9	0.62	4,486	7	0.62
IRAs	4,535	38	3.35	3,602	28	3.11
CDs	34,750	253	2.91	32,274	231	2.86
Short-term borrowings	9,039	39	1.73	8,948	19	0.85
Long-term borrowings	2,921	39	5.34	2,597	31	4.77

Total interest-bearing liabilities	100,809	456	1.81	89,015	380	1.71

Other liabilities	379			258

Total liabilities	101,188			89,273

Stockholders’ equity
Common stock	743			708
Paid-in capital	6,975			6,537
Retained earnings	1,449			904
Accumulated other comprehensive income	(201)			(72)

Total stockholders’ equity	8,966			8,077

Total liabilities and stockholders’ equity	$110,154			$97,350

Net interest spread			3.85			3.89
Impact of non-interest bearing funds on margin			.06			0.05

Net interest income-margin		$1,015	3.91%		$901	3.94%

Provision for Loan Losses

The provision for loan losses for the quarters ended March 31, 2005, and 2004, was $35,000 and $43,000, respectively.

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

Non-Interest Income

Fees related to loan origination and service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $168,000 in the first quarter of 2005 compared to $155,000 in the first quarter of 2004. The overall increase in non-interest income is predominantly due to increased service charges on deposit accounts.

Service charges on deposit accounts increased to $106,000 in the first quarter of 2005 from $99,000 in the first quarter of 2004. Much of this growth resulted from the continued success of the bank’s overdraft privilege program.

Non-Interest Expense

For the first quarter of 2005, non-interest expense totaled $777,000 compared to $638,000 in the first quarter of 2004. MVB’s efficiency ratio was 65.49% for the first quarter of 2005 compared to 59.30% for the first quarter of 2004. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s 2005 efficiency ratio has increased due mainly to the staffing and equipment requirements for the Harrison County office.

Salaries and benefits totaled $425,000 for the quarter ended March 31, 2005 compared to $317,000 for the quarter ended March 31, 2004. This increase in salaries and benefits reflects MVB’s additional staffing for Harrison County and adjustments to existing personnel to continue providing outstanding customer service. MVB had 51 full-time equivalent personnel at March 31, 2005 compared to 35 full-time equivalent personnel as of March 31, 2004. This increase is mainly due to the addition of staff in Harrison County. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2005 and 2004, occupancy expense totaled $45,000 and $34,000, respectively. Lease expense increased due to land leased in Harrison County for construction of a full service banking office, and for a temporary office in Clarksburg to be used until completion of the new office.

Equipment expense totaled $44,000 in the first quarter of 2005 compared to $35,000 for the first quarter of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $23,000 for the quarter ended March 31, 2005 and $18,000 for the quarter ended March 31, 2004. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Harrison County banking office.

Data processing costs totaled $110,000 in the first quarter of 2005 compared to $105,000 in the first quarter of 2004. These increases are due to the overall account and transaction growth of the bank.

Other operating expense totaled $121,000 in the first quarter of 2005 compared to $113,000 in the first quarter of 2004. The primary components of growth in this area are increases in stationery and supplies and loan related expenses.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .90% and 11.01% for the first quarter of 2005 compared to .95% and 11.49% in the first quarter of 2004. It is anticipated that these performance indicators will decline in 2005 with the additional expenses relating to the opening of the Harrison County office.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital.

Financial Condition

Overview of the Statement of Condition

Total assets at March 31, 2005 were $114.2 million or an increase of $8.0 million since December 31, 2004. This is attributable to the bank’s continued expansion within the Marion County market and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily in interest-bearing balances due from banks and short-term certificates of deposits in other banks. Loan demand has been slow during the first quarter of 2005, but the bank has kept balance sheet growth liquid in anticipation of funding needs for loan growth in the second quarter.

Deposits totaled $92.0 million at March 31, 2005 or an increase of $6.5 million since December 31, 2004. Repurchase agreements totaled $8.6 million and have increased $1.4 million since December 31, 2004.

Stockholders’ equity has increased approximately $100,000 from December 31, 2004 due to MVB’s net income offset in part by a decrease in other comprehensive income resulting from unrealized tax-effected depreciation of investments.

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.6 million as of March 31, 2005 compared to $2.2 million as of December 31, 2004, or an increase of $400,000.

Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity and performance demands. Management believes the liquidity needs of MVB are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable MVB to meet cash obligations as they come due.

Investment Securities

Investment securities totaled $19.3 million as of March 31, 2005 and $20.4 million as of December 31, 2004. Government sponsored agency securities comprise the majority of the portfolio. This decrease of $1.1 million from year-end has been planned as MVB expects to need the additional funds to satisfy expected loan demand during the remainder of 2005.

At March 31, 2005, the amortized cost of the bank’s investment securities totaled $19.8 million, resulting in unrealized depreciation in the investment portfolio of $547,000 and a corresponding decrease in the bank’s equity of $328,000, net of deferred income taxes.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the bank. Through active balance sheet management and analysis of the investment securities portfolio, the bank maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The bank’s lending is primarily focused in Marion County, West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)	March 31 2005	December 31 2004
Commercial	$12,491	$12,197
Real estate, commercial	26,609	28,198
Real estate, mortgage	25,468	24,181
Consumer	13,948	14,268

Total loans	$78,516	$78,844

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to be strong during 2005.

Loan Concentration

At March 31, 2005, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market area.

Allowance for Loan Losses

Management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. The allocation among the various components of the loan portfolio and its adequacy is somewhat difficult considering the limited operating history of MVB. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy.

While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem.

The results of this analysis at March 31, 2005, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Allowance for loan losses
Balance, beginning of period	$891	$689

Loan charge-offs	(31)	(15)
Loan recoveries	2	10

Net charge-offs	(29)	(5)

Loan loss provision	35	43

Balance, end of period	$897	$727

The increase in the allowance for loan losses is primarily based upon the significant growth in the commercial loan portfolio.

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31
(Dollars in thousands)	2005	2004
Non-accrual loans:
Commercial	$—	$—
Real Estate	79	—
Consumer	—	—

Total non-accrual loans	79	—
Renegotiated loans	—	—

Total non-performing loans	79	—
Other real estate, net	—	—

Total non-performing assets	$79	$—

Accruing loans past due 30 days or more	$283	$105
Non-performing loans as a % of total loans	.10%	—
Allowance for loan losses as a % of non-performing loans	1,135%	—

The bank had one nonaccrual loan outstanding as of March 31, 2005 and December 2004 totaling $79,000, and no nonaccrual loans as of March 31, 2004. The bank had no other nonperforming assets or other real estate owned for the periods shown. MVB had delinquent loans in excess of 30 days past due of $283,000 as of March 31, 2005, $889,000 as of December 31, 2004, and $105,000 as of March 31, 2004. The bank had $29,000 in net charge-offs in the first three months of 2005 and $5,000 in the first three months of 2004.

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $92.0 million at March 31, 2005.

Non-interest bearing deposits remain a core funding source for MVB. At March 31, 2005, non-interest bearing deposits totaled $11.8 million compared to $9.2 million at December 31, 2004. Management intends to continue to focus on finding ways to increase the bank’s base of low-cost funding sources.

Interest-bearing deposits totaled $80.5 million at March 31, 2005 compared to $76.3 million at December 31, 2004. Average interest-bearing liabilities totaled $100.8 million during the first quarter of 2005 compared to $89.0 million for the first quarter of 2004. Average non-interest bearing demand deposits totaled $10.5 million for the first quarter of 2005 compared to $7.7 million for the first quarter of 2004. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both short-term and long-term borrowings to fund its operations and investments. MVB’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and certain advances with the Federal Home Loan Bank of Pittsburgh. At March 31, 2005, short-term borrowings totaled $9.9 million compared to $9.5 million at December 31, 2004. In addition to the aforementioned funds alternatives, MVB has access to a $2.5 million line of credit with the Bankers Bank of Atlanta, and the ability to readily sell jumbo certificates of deposits to other banks

Capital/Stockholders’ Equity

The bank was initially capitalized when it sold 452,000 shares of stock at $10 per share or a total of $4.5 million in an offering during 1998.

In October of 1999 the bank completed a secondary offering of 66,000 shares of stock at $11 per share or a total of $726,000. This offering was used to purchase MVB’s main office at 301 Virginia Avenue.

During November of 2002 the bank completed another secondary offering of 164,000 shares of stock at $12.50 per share or a total of $2.0 million. This offering was needed to continue funding the bank’s growth.

In 2004, the bank formed a one-bank holding company. In that transaction, MVB Financial Corp. issued shares of common stock in exchange for shares of the bank’s common stock.

At March 31, 2005, accumulated other comprehensive (loss) totaled $(334,000) compared to $(189,000) at December 31, 2004. This represents an increase in net unrealized losses on available-for-sale securities at March 31, 2005, net of income taxes due to an increase in the overall investment interest rate environment. Because most of the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market value of investments.

The primary source of funds for dividends to be paid by MVB Financial Corp. is dividends received from its subsidiary bank, The Monongahela Valley Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years.

MVB must also comply with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of MVB’s 2004 Form 10-KSB. At March 31, 2005, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

MVB and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, MVB must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. MVB and its banking subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Commitments

In the normal course of business, MVB is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments express the extent of involvement MVB has in these financial instruments.

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2005 and December 31, 2004 was $14.2 million and $9.9 million, respectively.

Market Risk Management

The most significant market risk resulting from The Monongahela Valley Bank, Inc.’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. MVB’s Investment/Asset/Liability Committee (IALC) is responsible for the overall management of MVB and its subsidiary bank’s balance sheet related to the management of interest rate risk. The IALC strives to keep the bank focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The IALC relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The IALC places emphasis on simulation modeling as the most beneficial measurement of interest rate risk due to its dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the IALC is better able to evaluate the possible risks associated with alternative strategies.

The simulation process starts with a base case simulation that represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. If necessary, additional balance sheet strategies are developed and simulations prepared. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, suggest alternative strategies that could. The policy calls for periodic review by the IALC of assumptions used in the modeling.

The IALC believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the bank shall not change more than 10% from base case for each 1% shift in interest rates, nor by more than 15% from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2004, the latest date for which information is presently available. The following table is provided to show the earnings at risk and value at risk positions of MVB as of December 31, 2004.

(Dollars in Thousands)

Immediate Interest Rate Change (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income
+200	$4,464	(0.4)%
+100	4,461	(0.4)
Base rate	4,481
-100	(4,428)	(1.2)
-200	(4,044)	(9.8)

Effects of Inflation on Financial Statements

Substantially all of the bank’s assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices increase, financial institutions experience a decline in the purchasing power of their net assets.

Future Outlook

The bank’s results of operations in the first quarter of 2005 show a slight decline in the net interest margin, due mainly to slow loan demand in the first quarter in addition to the initial costs associated with the opening of an office in Harrison County. Results in the next few quarters will be impacted by this expansion into a new market. MVB’s emphasis in future periods will be to continue to do those things that have made the bank successful thus far. The critical challenge for the bank in the future will remain the delivery of the most outstanding customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of technology to deliver even better customer service. The bank plans to introduce internet banking in the second quarter of 2005, prior to opening its new facility in Harrison County. MVB will continue to explore all options which better enable the bank to service the customer.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

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

Part II. Other Information

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits were filed with Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and are incorporated by reference herein.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.1-1	Articles of Incorporation – Amendment

Exhibit 3.2	Bylaws

(b)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2005	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer