Form 10QSB
period 2005-06-30
MVB FINANCIAL CORP
filed 2005-08-09
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File number 333-120931

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

As of August 9, 2005, the number of shares outstanding of the issuer’s only class of common stock was 1,208,025.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. (MVB or “the Company”) listed below are included on pages 2-8 of this report.

	Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	2

	Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2005 and 2004	3

	Consolidated Statements of Stockholders’ Equity for the Six Months ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

	These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six months and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9

	Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 9-21 of this report.

Item 3.	Controls and Procedures	22

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Per Share Data)

	June 30 2005 (Unaudited)	December 31 2004 (Note 1)
Assets
Cash and due from banks	$3,273	$2,153
Interest bearing balances – FHLB	1,078	305
Certificates of deposit in other banks	594	1,585
Investment securities:
Securities held-to-maturity, at cost	1,431	1,461
Securities available-for-sale, at approximate market value	19,613	18,919

Loans:	85,927	78,844
Less: Allowance for loan losses	(880)	(891)

Net loans	85,047	77,953

Bank premises, furniture and equipment, net	3,195	1,619
Accrued interest receivable and other assets	4,737	2,211

Total assets	$118,968	$106,206

Liabilities
Deposits
Non-interest bearing	$10,667	$9,216
Interest bearing	78,456	76,270

Total deposits	89,123	85,486

Accrued interest, taxes and other liabilities	352	340
Short-term borrowings	12,310	9,814
Long-term borrowings	3,038	1,723

Total liabilities	104,823	97,363

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,056,060 and 743,060 issued and outstanding, respectively	1,056	743
Additional paid-in capital	11,688	6,975
Treasury stock	(10)	(9)
Retained earnings	1,648	1,323
Accumulated other comprehensive income (loss)	(237)	(189)

Total stockholders’ equity	14,145	8,843

Total liabilities and stockholders’ equity	$118,968	$106,206

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$2,586	$2,189	$1,337	$1,143
Interest on deposits with other banks	67	27	33	14
Interest on federal funds sold	4	1	4	—
Interest on investment securities	390	418	202	197

Total interest income	3,047	2,635	1,576	1,354

Interest expense
Deposits	789	666	409	337
Short-term borrowings	99	46	65	21
Long-term borrowings	83	49	41	24

Total interest expense	971	761	515	382

Net interest income	2,076	1,874	1,061	972

Provision for loan losses	55	134	20	91

Net interest income after provision for loan losses	2,021	1,740	1,041	881

Other income
Service charges on deposit accounts	220	218	114	119
Commissions from investment services	—	16	—	10
Other operating income	128	95	66	46
Loss on sale of securities	(5)		(5)

Total other income	343	329	175	175

Other expense
Salary and employee benefits	1,113	654	688	337
Occupancy expense	92	66	47	33
Equipment expense	109	71	65	36
Data processing	230	211	120	106
Advertising	29	28	15	16
Legal and accounting fees	37	43	19	21
Other operating expenses	284	231	163	117

Total other expense	1,894	1,304	1,117	666

Income before income taxes	470	765	99	390

Income tax expense	145	316	19	161

Net income	$325	$449	$80	$229

Basic net income per share	$.44	$.63	$.11	$.32
Diluted net income per share	$.42	$.61	$.10	$.31
Basic weighted average shares outstanding	744,787	708,025	746,494	708,025
Diluted weighted average shares outstanding	769,394	736,393	771,101	736,393

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2005 and 2004

(Unaudited) (Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2004	$708	$6,537	$742	$(159)		$7,828
Net income	—	—	449	—		449
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of deferred income taxes	—	—	—	(228)		(228)

Total comprehensive income						221
Treasury stock acquired					(9)	(9)

Balance, June 30, 2004	$708	$6,537	$1,191	$(387)	(9)	$8,040

Balance, January 1, 2005	$743	$6,975	$1,323	$(189)	$(9)	$8,843
Net income	—	—	325	—		325
Stock Offering	313	4,713				5,026
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of deferred income taxes	—	—	—	(53)		(53)
Minimum pension liability adjustment – net of tax effect				5		5

Total comprehensive income						5,303
Treasury stock acquired					(1)	(1)

Balance, June 30, 2005	$1,056	$11,688	$1,648	$(237)	(10)	$14,145

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30
	2005	2004
Operating activities
Net income	$325	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	55	134
Depreciation	69	55
Amortization, net of accretion	57	108
(Increase) in interest receivable and other assets	(2,487)	(12)
Increase in accrued interest, taxes, and other liabilities	13	38

Net cash (used in)/provided by operating activities	(1,968)	772

Investing activities
(Increase) in loans made to customers	(7,148)	(9,600)
Purchases of premises and equipment	(1,645)	(26)
Purchases of investment securities available-for-sale	(3,000)	(1,973)
Purchases of investment securities held-to-maturity	—	(450)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(774)	704
Decrease in federal funds sold	—	548
Purchases of certificates of deposit with other banks	(2,079)	(3,258)
Proceeds from maturity of certificates of deposit with other Banks	3,070	2,182
Proceeds from sales, maturities and calls of securities available-for-sale	2,168	4,069
Proceeds from maturities and calls of securities held-to-Maturity	23	54

Net cash used in investing activities	(9,385)	(7,750)

Financing activities
Net increase in deposits	3,637	6,423
Net increase in repurchase agreements	4,083	1,249
Net (decrease) in Federal Home Loan Bank Borrowings	(272)	(67)
Purchase of treasury stock	(1)	(9)
Proceeds of stock offering	5,026	—

Net cash provided by financing activities	12,473	7,596

Increase in cash and cash equivalents	1,120	618

Cash and cash equivalents - beginning of period	2,153	2,018

Cash and cash equivalents - end of period	$3,273	$2,636

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

Note 2. Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2005 and 2004 was $55,000 and $134,000, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of MVB Bank, Inc., (“the bank”), arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, geographic diversity, historical loss experience of other institutions in these markets, and guidance from the bank’s primary regulator. Management seeks to maintain an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

The results of this analysis at June 30, 2005, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Six Months Ended June 30
(Dollars in thousands)	2005	2004
Allowance for loan losses
Balance, beginning of period	$891	$689

Loan charge-offs	(72)	(38)
Loan recoveries	6	10

Net charge-offs	(66)	(28)
Loan loss provision	55	134

Balance, end of period	$880	$795

The increase in the allowance for loan losses is primarily based upon the growth in the commercial loan portfolio.

Note 3. Borrowed Funds

The bank is a party to repurchase agreements with certain customers. These accounts function as sweep accounts. As of June 30, 2005 and December 31, 2004, the bank had repurchase agreements of $11,291,418 and $7,207,625.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at June 30, 2005 was approximately $37,291,000.

Borrowings from the FHLB were as follows:

	June 30 2005	December 31 2004
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	1,000,000	1,000,000
Fixed interest rate note, originating May 2004, due May 2005, interest of 2.02% is payable monthly	—	419,121
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	718,289	723,697
Floating interest rate note, originating March 2003, due December 2005, interest of 3.36% is payable monthly	1,018,728	1,896,624
Floating interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable monthly	1,319,919	—

	$4,056,936	$4,039,442

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

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Jun 30 2005	Jun 30 2004
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(189)	$(159)

Unrealized gains/(losses) on securities available for sale	(89)	(402)
Pension liability adjustment	5	0
Deferred income tax effect	36	173

Net change in other comprehensive income	(48)	(228)

Ending accumulated other comprehensive income	$(237)	$(387)

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2005 and 2004, stock options to purchase 40,829 shares at an average price of $10.12 were outstanding. For the six months ended June 30, 2005 and 2004, the dilutive effect of stock options was 24,607 and 28,368 shares, respectively.

Note 6 - Stock Based Compensation

MVB has an incentive stock option plan for selected employees. Because the exercise price of MVB’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the six months ended June 30, 2005 and 2004 would have been as follows:

(Dollars in Thousands, Except Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Net income as reported	$325	$449	$80	$229
Stock based compensation using fair value method, net of tax	(3)	(15)	(2)	(9)

Pro forma net income	$322	$434	$78	$220

Basic earnings per share as reported	$.44	$.63	$.11	$.32
Diluted earnings per share as reported	$.42	$.61	$.10	$.31
Proforma basic earnings per share	$.43	$.61	$.10	$.31
Proforma diluted earnings per share	$.42	$.59	$.10	$.30

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At June 30, 2005 and for the Six and Three Months Ended June 30, 2005 and 2004:

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Net income to:
Average assets	.58%	.91%	.28%	.91%
Average stockholders’ equity	7.24	11.04	3.56	11.18
Net interest margin	3.92	4.02	3.98	4.11

Average stockholders’ equity to average assets	7.97	8.23	7.81	8.16
Total loans to total deposits (end of period)	96.41	88.29	96.41	88.29
Allowance for loan losses to total loans (end of period)	1.02	1.10	1.02	1.10
Efficiency ratio	76.98	57.95	88.24	56.71
Capital ratios:
Tier 1 capital ratio	16.00	11.03	16.00	11.03
Risk-based capital ratio	17.00	12.10	17.00	12.10
Leverage ratio	12.17	8.12	12.17	8.12
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$13.39	$11.36	$13.39	$11.36
Market value per share (end of period)*	16.00	13.50	16.00	13.50
Basic earnings per share	.44	.63	.11	.32
Diluted earnings per share	.42	.61	.10	.31

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of MVB Financial Corp. is presented to provide insight into management’s assessment of the financial results. MVB’s wholly-owned banking subsidiary, MVB Bank, Inc. (“the bank”), is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

MVB Bank, Inc. was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. The bank leased land in the Bridgeport area of Harrison County, WV and began construction of a full-service banking office that is anticipated to open in August 2005. In addition to the Bridgeport office, MVB has agreed to purchase an office in Charles Town, Jefferson County in the eastern panhandle, to be effective October 7, 2005, and is currently operating a loan production office in Martinsburg, with plans to explore further expansion in the panhandle.

During 2005, MVB Financial Corp. formed two wholly-owned second-tier holding companies, MVB Marion, Inc. and MVB Harrison, Inc. As part of the capitalization of MVB Marion, Inc., MVB Financial Corp. contributed its investment in the bank to MVB Marion, Inc. MVB Harrison, Inc, is using funds from an 11.6 million stock offering in process to purchase shares of MVB. At June 30, 2005, MVB Harrison, Inc. had purchased 312,500 shares of MVB Bank, Inc.

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-KSB and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2005, MVB earned $80,000 compared to $229,000 in the second quarter of 2004. Second quarter income before income taxes declined $291,000 as a result of expansion into nearby Bridgeport and into the Charles Town and Martinsburg areas of West Virginia’s eastern panhandle. The most significant item impacting the current quarter’s profitability was salaries and benefits of $274,000 relating to the Bridgeport, Charles Town and Martinsburg offices. Without the cost of the three new offices, MVB’s income before income taxes for the second quarter of 2005 was $418,000, a gain of $28,000 from the same period in 2004.

Loan loss provisions of $55,000 and $134,000 were made for the quarters ended June 30, 2005 and 2004, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2005 and 2004 totaled $176,000 and $175,000, respectively. The most significant portion of non-interest income is service charges on deposit accounts.

Non-interest expense for the quarters ended June 30, 2005 and 2004 totaled $1.1 million and $666,000, respectively. $333,000 of this $434,000 increase relates to the expansion into the Bridgeport, Charles Town and Martinsburg areas. The most significant portion of this increase relates to staffing costs of $274,000 for the three additional offices.

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

MVB’s interest-earning assets and interest-bearing liabilities changed significantly during the second quarter of 2005 compared to 2004. The most significant areas of change were net loans, which increased to an average balance of $80.4 million for the quarter ended June 30, 2005 from $66.1 million for the quarter ended June 30, 2004, and interest-bearing liabilities, which grew to an average balance of $105.8 million from $91.9 million for the respective periods. These trends reflect the continued growth of MVB.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2005 and 2004 was 3.98% and 4.11% respectively. The yield on interest-bearing deposits in banks more than doubled from June of 2004 to June of 2005. Cost of funds has remained stable, only increasing 28 basis points from 2004 to 2005, with the most significant changes being in the short-term borrowings and the money market portfolio. Short-term borrowing yields have begun to rise with the recent Fed increases in rates, and MVB began tiering rates in 2005 on the money market portfolio. Most of the bank’s short-term borrowings are repurchase agreements, which continue to be an attractive source of funds for MVB, even with the recent rate increases.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$4,859	$34	2.80%	$4,930	$15	1.22%
Federal funds sold	633	4	2.53	—	—	—
Investment securities	21,625	202	3.74	23,436	196	3.35
Loans:
Commercial	38,009	622	6.55	32,678	546	6.68
Tax exempt	4,379	51	4.66	794	8	4.03
Consumer	12,504	260	8.32	12,833	274	8.54
Real estate	26,486	413	6.24	20,574	314	6.10
Allowance for loan losses	(891)	—	—	(742)	—	—

Net loans	80,487	1,346	6.69	66,137	1,142	6.91

Total earning assets	107,604	1,586	5.90	94,503	1,353	5.73
Cash and due from banks	2,978			2,338
Other assets	4,585			3,541

Total assets	$115,167			$100,382

Liabilities
Deposits:
Non-interest bearing demand	$10,772	$—		$8,336	$—

NOW	9,582	11	0.46	7,608	10	0.53
Money market checking	24,886	87	1.40	21,438	52	0.97
Savings	6,030	9	0.60	4,933	7	0.57
IRAs	4,702	40	3.40	3,851	30	3.12
CDs	34,770	261	3.00	33,874	238	2.81
Short-term borrowings	12,021	65	2.16	10,135	21	0.83
Long-term borrowings	3,044	41	5.39	1,725	24	5.57

Total interest-bearing liabilities	105,807	514	1.94	91,900	382	1.66

Other liabilities	364			286

Total liabilities	106,171			92,186

Stockholders’ equity
Common stock	711			708
Paid-in capital	6,589			6,537
Retained earnings	2,021			1,128
Accumulated other comprehensive income	(325)			(177)

Total stockholders’ equity	8,996			8,196

Total liabilities and stockholders’ equity	$115,167			$100,382

Net interest spread			3.95			4.06
Impact of non-interest bearing funds on margin			.03			0.05

Net interest income-margin		$1,072	3.98%		$971	4.11%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$5,310	$68	2.56%	$4,451	$27	1.21%
Federal funds sold	318	4	2.52	223	1.90
Investment securities	20,998	390	3.71	23,909	417	3.49
Loans:
Commercial	37,785	1,250	6.62	31,751	1,017	6.41
Tax exempt	4,079	91	4.46	465	10	4.30
Consumer	12,693	498	7.85	12,666	542	8.56
Real estate	25,536	746	5.84	20,248	618	6.10
Allowance for loan losses	(894)	—	—	(719)	—	—

Net loans	79,199	2,585	6.53	64,411	2,187	6.79

Total earning assets	105,825	3,047	5.76	92,994	2,632	5.66
Cash and due from banks	2,813			2,275
Other assets	4,038			3,597

Total assets	$112,676			$98,866

Liabilities
Deposits:
Non-interest bearing demand	$10,644	$—		$8,004	$—

NOW	9,234	23	0.50	7,354	18	0.49
Money market checking	24,627	155	1.26	21,887	106	0.97
Savings	5,916	17	0.57	4,710	14	0.59
IRAs	4,619	79	3.42	3,726	58	3.11
CDs	34,760	515	2.96	33,074	470	2.84
Short-term borrowings	10,439	99	1.90	9,972	46	0.92
Long-term borrowings	3,082	83	5.39	1,730	49	5.61

Total interest-bearing liabilities	103,321	971	1.88	90,457	761	1.68

Other liabilities	373			272

Total liabilities	103,694			90,729

Stockholders’ equity
Common stock	710			708
Paid-in capital	6,563			6,537
Retained earnings	1,972			1,016
Accumulated other comprehensive income	(263)			(124)

Total stockholders’ equity	8,982			8,137

Total liabilities and stockholders’ equity	$112,676			$98,866

Net interest spread			3.88			3.98
Impact of non-interest bearing funds on margin			.04			0.05

Net interest income-margin		$2,076	3.92%		$1,872	4.03%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $176,000 in the second quarter of 2005 compared to $175,000 in the second quarter of 2004.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

Non-Interest Expense

For the second quarter of 2005, non-interest expense totaled $1.1 million compared to $666,000 in the second quarter of 2004. MVB’s efficiency ratio was 88.24% for the second quarter of 2005 compared to 56.71% for the second quarter of 2004. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s 2005 efficiency ratio has increased due mainly to the staffing and equipment requirements for the Bridgeport, Charles Town and Martinsburg offices.

Salaries and benefits totaled $688,000 for the quarter ended June 30, 2005 compared to $337,000 for the quarter ended June 30, 2004. This increase in salaries and benefits reflects MVB’s additional staffing for new locations and adjustments to existing personnel to continue providing outstanding customer service. MVB had 56 full-time equivalent personnel at June 30, 2005 compared to 36 full-time equivalent personnel as of June 30, 2004. This increase is mainly due to the addition of staff in Bridgeport. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2005 and 2004, occupancy expense totaled $47,000 and $33,000, respectively. Lease expense increased due to land leased in Harrison County for construction of a full service banking office, for a temporary office in Clarksburg to be used until completion of the new office, and for a temporary loan production office in Charles Town.

Equipment expense totaled $65,000 in the second quarter of 2005 compared to $36,000 for the second quarter of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $27,000 for the quarter ended June 30, 2005 and $18,000 for the quarter ended June 30, 2004. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Bridgeport banking office.

Data processing costs totaled $119,000 in the second quarter of 2005 compared to $106,000 in the second quarter of 2004. These increases are due to the overall account and transaction growth of the bank.

Other operating expense totaled $163,000 in the second quarter of 2005 compared to $118,000 in the second quarter of 2004. The primary components of growth in this area are increases in stationery and supplies and loan related expenses.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .28% and 3.56% for the second quarter of 2005 compared to .91% and 11.18% in the second quarter of 2004. As anticipated these performance indicators have declined in 2005 with the additional expenses relating to the opening of the Bridgeport office, and the planned opening of offices in the eastern panhandle.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital. MVB Financial Corp. is in the process of completing an $11.6 million public stock offering, which was done to fund expansion into the Bridgeport area. At June 30, 2005, MVB has sold 312,500 shares representing an increase in capital of $5.0 million.

Financial Condition

Overview of the Statement of Condition

Total assets at June 30, 2005 were $118.9 million or an increase of $12.7 million since December 31, 2004. This is attributable to the bank’s continued expansion within the Marion County market, the beginning of expansion into the Harrison County market, and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily in commercial and mortgage loans, bank premises and equipment, and other assets. Loan demand was strong during the second quarter as anticipated, with commercial loans increasing by more than $4.0 million and mortgage loans increasing by more than $3.0 million, much of which was generated in the Bridgeport office which has yet to open. Bank premises and equipment increased by $1.5 million as the result of construction of the Bridgeport office, and other assets increased by more than $2.0 million as the bank added more bank owned life insurance policies, which have historically been a good investment.

Deposits totaled $89.1 million at June 30, 2005 or an increase of $3.7 million since December 31, 2004. Repurchase agreements totaled $11.3 million and have increased $4.1 million since December 31, 2004.

Stockholders’ equity has increased approximately $5.3 million from December 31, 2004 due to the issuance of 312,500 shares of MVB’s 725,000 share stock offering and earnings for the six months ended June 30, 2005 of $325,000.

Cash and Cash Equivalents

Cash and cash equivalents totaled $3.3 million as of June 30, 2005 compared to $2.2 million as of December 31, 2004, or an increase of $1.1 million.

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

Investment Securities

Investment securities totaled $21.0 million as of June 30, 2005 and $20.4 million as of December 31, 2004. Government sponsored agency securities comprise the majority of the portfolio. This increase is due to MVB purchasing additional government sponsored agencies to pledge as collateral for the growing repurchase agreement portfolio, offset by paydowns of $1.2 million in the mortgage backed securities portfolio and the sale of $400,000 in preferred stock.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	June 30 2005	December 31 2004
Commercial	$13,652	$12,197
Real estate, commercial	29,824	28,198
Real estate, mortgage	28,599	24,181
Consumer	13,852	14,268

Total loans	$85,927	$78,844

Loan Concentration

At June 30, 2005, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market area. Management expects commercial loan demand to be strong during 2005.

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

The results of this analysis at June 30, 2005, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Six Months Ended June 30
(Dollars in thousands)	2005	2004
Allowance for loan losses
Balance, beginning of period	$891	$689

Loan charge-offs	(72)	(38)
Loan recoveries	6	10

Net charge-offs	(66)	(28)

Loan loss provision	55	134

Balance, end of period	$880	$795

The increase in the allowance for loan losses is primarily based upon the significant growth in the commercial loan portfolio.

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	June 30
(Dollars in thousands)	2005	2004
Non-accrual loans:
Commercial	$—	$—
Real Estate	—	—
Consumer	—	—

Total non-accrual loans	—	—
Renegotiated loans	—	—

Total non-performing loans	—	—
Other real estate, net	80	—

Total non-performing assets	$80	$—

Accruing loans past due 30 days or more	$248	$272
Non-performing loans as a % of total loans	.09%	—
Allowance for loan losses as a % of non-performing loans	—	—

The bank had no nonaccrual loans outstanding as of June 30, 2005 and 2004. The bank held other real estate owned totaling $80,000 and $0 at June 30, 2005 and 2004, respectively. MVB had delinquent loans in excess of 30 days past due of $248,000 as of June 30, 2005 and $272,000 as of June 30, 2004. The bank had $66,000 in net charge-offs in the first six months of 2005 and $28,000 in the first six months of 2004.

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $89.1 million at June 30, 2005.

Non-interest bearing deposits remain a core funding source for MVB. At June 30, 2005, non-interest bearing deposits totaled $10.7 million compared to $9.2 million at December 31, 2004. Management intends to continue to focus on finding ways to increase the bank’s base of low-cost funding sources.

Interest-bearing deposits totaled $78.5 million at June 30, 2005 compared to $76.3 million at December 31, 2004. Average interest-bearing liabilities totaled $105.8 million during the second quarter of 2005 compared to $91.9 million for the second quarter of 2004. Average non-interest bearing demand deposits totaled $10.8 million for the second quarter of 2005 compared to $8.3 million for the second quarter of 2004. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both short-term and long-term borrowings to fund its operations and investments. MVB’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and certain advances with the Federal Home Loan Bank of Pittsburgh. At June 30, 2005, short-term borrowings totaled $12.3 million compared to $9.5 million at December 31, 2004. In addition to the aforementioned funds alternatives, MVB has access to a $2.5 million line of credit with the Bankers Bank of Atlanta, and the ability to readily sell jumbo certificates of deposits to other banks.

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

In 2005, MVB will complete a public offering of 725,000 shares totaling $11.6 million. These funds will be used to support the opening of the Bridgeport office, as well as expansion to Charles Town and Martinsburg. At June 30, 2005, 312,500 shares have been sold, representing additional capital of $5.0 million.

At June 30, 2005, accumulated other comprehensive (loss) totaled $(237,000) compared to $(189,000) at December 31, 2004. This represents an increase in net unrealized losses on available-for-sale securities at June 30, 2005, net of income taxes due to an increase in the overall investment interest rate environment. Because most of the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market value of investments.

The primary source of funds for dividends to be paid by MVB Financial Corp. is dividends received from its subsidiary bank, MVB Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years.

MVB must also comply with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of MVB’s 2004 Form 10-KSB. At June 30, 2005, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2005 and December 31, 2004 was $16.4 million and $9.9 million, respectively.

Market Risk Management

The most significant market risk resulting from MVB Bank, Inc.’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. MVB’s Investment/Asset/Liability Committee (IALC) is responsible for the overall management of MVB and its subsidiary bank’s balance sheet related to the management of interest rate risk. The IALC strives to keep the bank focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the bank shall not change more than 10% from base case for each 1% shift in interest rates, nor by more than 15% from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of March 31, 2005, the latest date for which information is presently available. The following table is provided to show the earnings at risk and value at risk positions of MVB as of March 31, 2005.

(Dollars in Thousands)

Immediate Interest Rate Change (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income
+200	$4,557	5.7%
+100	4,433	2.8
Base rate	4,312
-100	(4,229)	(1.9)
-200	(3,810)	(11.6)

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

Future Outlook

The bank’s results of operations in the second quarter of 2005 continue to reflect the initial costs of opening the Bridgeport office. Results in the next few quarters will continue to be impacted by this expansion, as well as expansion into the Charles Town and Martinsburg areas. MVB’s emphasis in future periods will be to continue to do those things that have made the bank successful thus far. The critical challenge for the bank in the future will remain the delivery of the most outstanding customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of technology to deliver even better customer service. The bank introduced internet banking in the second quarter of 2005 and will continue to explore all options which better enable the bank to service its customers.

2005 will continue to be a year of tremendous growth for MVB. The expansion into nearby Harrison County in Bridgeport, along with the purchase of an office in Charles Town, will make MVB a much larger organization. Earnings for the short term will not be up to par with what MVB has produced in the past, however these additions should make MVB even more profitable in the following years.

Item 3. Controls and Procedures

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of 2005, the MVB Annual Shareholder’s Meeting was held on May 17, 2005. Five items were submitted to the Shareholders for consideration. The items and vote are noted below:

Item 1. To elect fifteen directors for staggered terms of office:

For	Against	Abstain
566,327	4,707

Item 2.a. To approve amendment to the Articles of Incorporation of MVB to allow the division of the Board of Directors of MVB into three classes:

For	Against	Abstain
476,818	15,070	5,978

Item 2.b. To approve amendment to the Articles of Incorporation of MVB for procedures for filling newly created and vacant directorships:

For	Against	Abstain
571,034	6,919	9,287

Item 2.c. To approve amendment to the Articles of Incorporation of MVB to require an affirmative vote of the holders of at least 75% of the voting power of MVB to remove directors:

For	Against	Abstain
476,854	22,170	680

Item 2.d. To approve amendment to the Articles of Incorporation of MVB to increase to 75% of the voting power of MVB as the vote requirement necessary to adopt amendments to the Articles of Incorporation and other related Bylaws amendments:

For	Against	Abstain
476,854	11,369	2,825

Item 3. To approve an amendment to the Articles of Incorporation of MVB under which certain Business Combinations would require the affirmative vote of the holders of at least 75% of all voting power of MVB unless those Business Combinations meet certain “fair price” criteria and other specified conditions and procedures more fully set forth in the Proxy Statement.

For	Against	Abstain
476,854	10,037	1,432

Item 4. To approve amendments to the MVB Financial Corp. 2003 Stock Incentive Plan to provide for the availability of 200,000 shares of Common Stock (taking into account all stock dividends to date) and to remove certain restrictions on the number of options which may be granted.

For	Against	Abstain
476,854	19,624	5,424

Item 5. To approve the appointment of Brown Edwards & Company, L.L.P., as Independent Certified Public Accountants for the year 2005.

For	Against	Abstain
602,354	0	36,776

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits were filed with Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and are incorporated by reference herein.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.1-1	Articles of Incorporation – Amendment

Exhibit 3.2	Bylaws

(b)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2005	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer