Form 10QSB
period 2005-09-30
MVB FINANCIAL CORP
filed 2005-11-09
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 9, 2005, the number of shares outstanding of the issuer’s only class of common stock was 1,274,310.

Transitional Small Business format (check one):     Yes  ☐    No  ☒

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp.(MVB or “the Company”) listed below are included on pages 2-8 of this report.

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004
Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004 Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine months and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 9-22 of this report.

Item 3.	Controls and Procedures

Part II. Other Information

Item 5.	Other Information

Item 6.	Exhibits

Part  I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30 2005 (Unaudited)	December 31 2004 (Note 1)

Assets
Cash and due from banks	$3,930	$2,153
Interest bearing balances – FHLB	2,067	305
Certificates of deposit in other banks	—	1,585
Investment securities:
Securities held-to-maturity, at cost	1,418	1,461
Securities available-for-sale, at approximate market value	19,096	18,919

Loans:	93,278	78,844
Less: Allowance for loan losses	(921)	(891)

Net loans	92,357	77,953
Loans held for sale	354	—
Bank premises, furniture and equipment, net	3,892	1,619
Accrued interest receivable and other assets	4,998	2,211

Total assets	$128,112	$106,206

Liabilities
Deposits
Non-interest bearing	$11,307	$9,216
Interest bearing	83,909	76,270

Total deposits	95,216	85,486
Accrued interest, taxes and other liabilities	393	340
Repurchase agreements and federal funds sold	10,888	7,498
Federal Home Loan Bank borrowings	3,918	4,039

Total liabilities	110,415	97,363
Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,274,310 and 743,060 issued and outstanding, respectively	1,274	743
Additional paid-in capital	14,969	6,975
Treasury stock	(10)	(9)
Retained earnings	1,748	1,323
Accumulated other comprehensive income (loss)	(284)	(189)

Total stockholders’ equity	17,697	8,843

Total liabilities and stockholders’ equity	$128,112	$106,206

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Interest income
Interest and fees on loans	$4,148	$3,408	$1,562	$1,218
Interest on deposits with other banks	77	40	10	13
Interest on federal funds sold	4	1	—	—
Interest on investment securities	582	619	192	200

Total interest income	4,811	4,068	1,764	1,431

Interest expense
Deposits	1,242	1,006	453	345
Repurchase agreements and federal funds sold	148	43	65	12
Federal Home Loan Bank borrowings	149	105	50	35

Total interest expense	1,539	1,154	568	392

Net interest income	3,272	2,914	1,196	1,039
Provision for loan losses	110	192	55	58

Net interest income after provision for loan losses	3,162	2,722	1,141	981

Other income
Service charges on deposit accounts	329	341	109	123
Commissions from investment services	1	18	1	2
Other operating income	205	150	77	54
Loss on sale of securities	(5)	—	—	—

Total other income	530	509	187	179

Other expense
Salary and employee benefits	1,837	1,010	724	357
Occupancy expense	148	99	56	33
Equipment expense	176	111	67	39
Data processing	362	319	132	107
Advertising	46	42	17	14
Legal and accounting fees	54	58	17	15
Other operating expenses	470	346	186	115

Total other expense	3,093	1,985	1,199	680

Income before income taxes	599	1,246	129	480

Income tax expense	174	510	29	194

Net income	$425	$736	$100	$286

Basic net income per share	$.48	$1.03	$.09	$.39
Diluted net income per share	$.47	$.99	$.08	$.38
Basic weighted average shares outstanding	887,519	714,056	1,168,331	725,923
Diluted weighted average shares outstanding	912,126	742,424	1,192,938	754,291

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited) (Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2004	$708	$6,537	$742	$(159)		$7,828
Net income	—	—	736	—		736

Other comprehensive income:
Unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	67		67

Total comprehensive income						803
Stock dividend – 5% stock dividend	35	438	(473)			0

Treasury stock acquired					(9)	(9)

Balance, September 30, 2004	$743	$6,975	$1,005	$(92)	(9)	$8,622

Balance, January 1, 2005	$743	$6,975	$1,323	$(189)	$(9)	$8,843
Net income	—	—	425	—		425

Other comprehensive income:
Unrealized loss on available-for-sale securities, net of deferred income taxes	—	—	—	(100)		(100)
Minimum pension liability adjustment – net of tax effect				5		5

Total comprehensive income						330
Stock Offering	531	7,994				8,525
Treasury stock acquired					(1)	(1)

Balance, September 30, 2005	$1,274	$14,969	$1,748	$(284)	(10)	$17,697

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30
	2005	2004
Operating activities
Net income	$425	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	110	192
Depreciation	112	84
Loans originated for sale	(5,080)	—
Proceeds of loans sold	4,781	—
Amortization, net of accretion	77	146
(Increase) in interest receivable and other assets	(2,716)	6
Increase in accrued interest, taxes, and other liabilities	53	73

Net cash (used in)/provided by operating activities	(2,238)	1,237

Investing activities
(Increase) in loans made to customers	(14,569)	(13,008)
Purchases of premises and equipment	(2,385)	(39)
Purchases of investment securities available-for-sale	(3,890)	(2,870)
Purchases of investment securities held-to-maturity	—	(950)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(1,762)	322
Decrease in federal funds sold	—	548
Purchases of certificates of deposit with other banks	(2,079)	(3,258)
Proceeds from maturity of certificates of deposit with other
Banks	3,664	3,065
Proceeds from sales, maturities and calls of securities available-for-sale	3,479	5,859
Proceeds from maturities and calls of securities held-to-maturity	33	523

Net cash used in investing activities	(17,509)	(9,808)

Financing activities
Net increase in deposits	9,730	9,650
Net increase in repurchase agreements	3,390	872
Net (decrease) in Federal Home Loan Bank Borrowings	(121)	(993)
Purchase of treasury stock	(1)	(9)
Proceeds of stock offering	8,526	—

Net cash provided by financing activities	21,524	9,520

Increase in cash and cash equivalents	1,777	949

Cash and cash equivalents - beginning of period	2,153	2,018

Cash and cash equivalents - end of period	$3,930	$2,967

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

MVB has an incentive stock option plan for selected employees. Because the exercise price of MVB’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the nine months ended September 30, 2005 and 2004 would have been as follows:

(Dollars in Thousands, Except Per Share Data)	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Net income as reported	$425	$736	$100	$286
Stock based compensation using fair value method, net of tax	(4)	(20)	(1)	(5)

Pro forma net income	$421	$716	$99	$281

Basic earnings per share as reported	$.48	$1.03	$.09	$.39
Diluted earnings per share as reported	$.47	$.99	$.08	$.38
Proforma basic earnings per share	$.47	$1.00	$.08	$.39
Proforma diluted earnings per share	$.46	$.96	$.08	$.37

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option vesting period.

Note 2. Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2005 and 2004 was $110,000 and $192,000, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at September 30, 2005, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

(Dollars in thousands)	Nine Months Ended September 30
	2005	2004
Allowance for loan losses
Balance, beginning of period	$891	$689
Loan charge-offs	(88)	(61)
Loan recoveries	8	11

Net charge-offs	(80)	(50)
Loan loss provision	110	192

Balance, end of period	$921	$831

The increase in the allowance for loan losses is primarily based upon the growth in the commercial loan portfolio.

Note 3. Borrowed Funds

The bank is a party to repurchase agreements with certain customers. These accounts function as sweep accounts. As of September 30, 2005 and December 31, 2004, the bank had repurchase agreements of $10,888,003 and $7,207,625.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at September 30, 2005 was approximately $40,253,000.

Borrowings from the FHLB were as follows:	September 30 2005	December 31 2004
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000,000	$1,000,000
Fixed interest rate note, originating May 2004, due May 2005, interest of 2.02% is payable monthly	—	419,121
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	715,524	723,697
Floating interest rate note, originating March 2003, due December 2005, interest of 3.89% is payable monthly	897,490	1,896,624
Floating interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable monthly	1,304,611	—

	$3,917,625	$4,039,442

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. At September 30, 2005, MVB had collateral pledged equal to the amount of the federal home loan bank advances.

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Sept 30 2005	Sept 30 2004

Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(189)	$(159)

Unrealized gains/(losses) on securities available for sale	(167)	91
Pension liability adjustment	5	0
Deferred income tax effect	67	(24)

Net change in other comprehensive income	(95)	67

Ending accumulated other comprehensive income	$(284)	$(92)

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2005 and 2004, stock options to purchase 40,829 shares at an average price of $10.12 were outstanding. For the nine months ended September 30, 2005 and 2004, the dilutive effect of stock options was 24,607 and 28,368 shares, respectively.

Note 6 – Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the SEC) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on MVB’s results of operations at the present time. MVB will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. Projected compensation expense associated with adopting SFAS No. 123R will approximate $5,000 in 2006. This estimate applies only to options issued through September 30, 2005 but not yet vested prior to January 1, 2006. Any options issued after September 30, 2005 would increase compensation expense above this estimate for 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows.

At September 30, 2005 and for the Nine and Three Months Ended September 30, 2005 and 2004:

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Net income to:
Average assets	.49%	.97%	.32%	1.10%
Average stockholders’ equity	5.01	11.94	2.51	13.71
Net interest margin	4.00	4.10	4.14	4.24

Average stockholders’ equity to average assets	9.77	8.16	13.04	8.02
Total loans to total deposits (end of period)	98.34	88.92	98.34	88.92
Allowance for loan losses to total loans (end of period)	.98	1.10	.98	1.10
Efficiency ratio	80.01	57.01	85.43	55.31
Capital ratios:
Tier 1 capital ratio	18.69	11.33	18.69	11.33
Risk-based capital ratio	19.66	12.42	19.66	12.42
Leverage ratio	14.55	8.28	14.55	8.28
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$13.69	$11.68	$13.69	$11.68
Market value per share (end of period)*	16.00	13.50	16.00	13.50
Basic earnings per share	.48	1.03	.09	.39
Diluted earnings per share	.47	.99	.08	.38

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of MVB Financial Corp. is presented to provide insight into management’s assessment of the financial results. MVB’s wholly-owned banking subsidiary, MVB Bank, Inc.(“the bank”), is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

MVB Bank, Inc. was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. During August of 2005, the bank opened a full-service office in the Bridgeport area of Harrison County, WV. In addition to the Bridgeport office, MVB Bank, Inc. entered into a definitive purchase agreement with Susquehanna Bancshares to acquire an office at 88 Somerset Boulevard in Charles Town, WV. Through the acquisition of this office, which is located in the Jefferson County area of the eastern panhandle, the bank will acquire approximately $17 million in deposits. Only two loans were to be acquired in the transaction which was effective at the close of business October 7, 2005. Additionally, the bank is currently operating a loan production office in Martinsburg, WV, with plans to explore further expansion in the panhandle.

During 2005, MVB Financial Corp. formed two wholly-owned second-tier holding companies, MVB Marion, Inc. and MVB Harrison, Inc. As part of the capitalization of MVB Marion, Inc., MVB Financial Corp. contributed its investment in the bank to MVB Marion, Inc. At September 30, 2005, MVB has invested $8.5 million of the proceeds of an $11.6 million stock offering in process to capitalize MVB Harrison, Inc., which in turn has invested $8.5 million in MVB Bank, Inc. As of September 30, 2005, MVB Harrison, Inc. had purchased 531,250 shares of MVB Bank, Inc. representing an ownership percentage of 42.9 percent of MVB Bank, Inc., while MVB Marion, Inc. owned 57.1 percent of the bank.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2005, MVB earned $100,000 compared to $286,000 in the third quarter of 2004. Third quarter income before income taxes declined $351,000 as a result of expansion into nearby Bridgeport and into the Charles Town and Martinsburg areas of West Virginia’s eastern panhandle. The most significant item impacting the current quarter’s profitability was salaries and benefits of $307,000 relating to the Bridgeport, Charles Town and Martinsburg offices.

Loan loss provisions of $55,000 and $58,000 were made for the quarters ended September 30, 2005 and 2004, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2005 and 2004 totaled $187,000 and $179,000, respectively. The most significant portion of non-interest income is service charges on deposit accounts.

Non-interest expense for the quarters ended September 30, 2005 and 2004 totaled $1.2 million and $680,000, respectively. $419,000 of this $520,000 increase relates to the expansion into the Bridgeport, Charles Town and Martinsburg areas. The most significant portion of this increase relates to staffing costs of $307,000 for the three additional offices. An additional $60,000 of this increase relates to increases for existing staff and additions to staff in Marion County.

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

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2005 compared to 2004. The most significant areas of change between the quarters ended September 30, 2005 and September 30, 2004 were as follows: net loans increased to an average balance of $88.4 million from $72.7 million, interest-bearing liabilities grew to an average balance of $105.8 million from $95.3 million, and stockholders’ equity increased to an average balance of $15.9 million from $8.3 million. These trends reflect the continued growth of MVB.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2005 and 2004 was 4.14% and 4.25% respectively. Short-term borrowing yields have begun to rise with the recent Fed increases in rates, and MVB began tiering rates in 2005 on the money market portfolio. Most of the bank’s short-term borrowings are repurchase agreements, which continue to be an attractive source of funds for MVB, even with the recent rate increases.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended Sept. 30, 2005			Three Months Ended Sept. 30, 2004
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$1,290	$10	3.10%	$2,931	$13	1.77%
Federal funds sold	—	—	—	—	—	—
Investment securities	21,082	192	3.64	22,275	199	3.57
Loans:
Commercial	42,244	756	7.16	36,714	611	6.66
Tax exempt	5,297	62	4.68	1,425	14	3.93
Consumer	12,678	256	8.08	13,242	256	7.73
Real estate	29,103	438	6.02	22,091	338	6.12
Allowance for loan losses	(896)	—	—	(806)	—	—

Net loans	88,426	1,512	6.84	72,666	1,219	6.71

Total earning assets	110,798	1,714	6.19	97,872	1,431	5.85
Cash and due from banks	3,145			2,647
Other assets	8,090			3,427

Total assets	$122,033			$103,946

Liabilities
Deposits:
Non-interest bearing demand	$11,832	$—		$9,670	$—

NOW	9,394	12	0.51	7,701	10	0.52
Money market checking	23,432	106	1.81	21,953	55	1.00
Savings	6,014	9	0.60	5,415	8	0.59
IRAs	4,672	41	3.51	4,022	33	3.28
CDs	35,560	285	3.21	34,294	239	2.79
Repurchase agreements & FFS	10,834	65	2.40	8,189	12	0.59
FHLB borrowings	4,030	50	4.96	4,082	35	3.43

Total interest-bearing liabilities	105,768	568	2.15	95,326	392	1.64

Other liabilities	349			278

Total liabilities	106,117			95,604

Stockholders’ equity
Common stock	1,133			708
Paid-in capital	12,916			6,537
Retained earnings	2,122			1,383
Accumulated other comprehensive income	(255)			(286)

Total stockholders’ equity	15,916			8,342

Total liabilities and stockholders’ equity	$122,033			$103,946

Net interest spread			4.04			4.21
Impact of non-interest bearing funds on margin			.10			0.04

Net interest income-margin		$1,146	4.14%		$1,038	4.25%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine Months Ended Sept. 30, 2005			Nine Months Ended Sept. 30, 2004
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$3,955	$78	2.63%	$3,941	$40	1.35%
Federal funds sold	211	4	2.53	148	1.90
Investment securities	21,026	582	3.69	23,360	616	3.52
Loans:
Commercial	39,288	2,006	6.81	33,417	1,628	6.50
Tax exempt	4,489	153	4.54	787	24	4.07
Consumer	12,688	754	7.92	12,860	798	8.27
Real estate	26,738	1,184	5.90	20,867	956	6.11
Allowance for loan losses	(894)	—	—	(748)	—	—

Net loans	82,309	4,097	6.64	67,183	3,406	6.76

Total earning assets	107,501	4,761	5.91	94,632	4,063	5.72
Cash and due from banks	2,924			2,400
Other assets	5,404			3,540

Total assets	$115,829			$100,572

Liabilities
Deposits:
Non-interest bearing demand	$11,045	$—		$8,563	$—

NOW	9,288	35	0.50	7,470	28	0.50
Money market checking	24,224	261	1.44	21,909	161	0.98
Savings	5,856	26	0.59	4,947	22	0.59
IRAs	4,637	120	3.45	3,826	91	3.17
CDs	35,123	800	3.04	33,484	704	2.81
Repurchase agreements & FFS	9,740	148	2.03	7,834	43	0.73
FHLB borrowings	4,234	149	4.69	4,059	105	3.45

Total interest-bearing liabilities	104,147	1,539	1.97	92,092	1,154	1.67

Other liabilities	364			275

Total liabilities	104,511			92,367

Stockholders’ equity
Common stock	852			708
Paid-in capital	8,704			6,537
Retained earnings	2,022			1,139
Accumulated other comprehensive income	(260)			(179)

Total stockholders’ equity	11,318			8,205

Total liabilities and stockholders’ equity	$115,829			$100,572

Net interest spread			3.93			4.05
Impact of non-interest bearing funds on margin			.06			0.04

Net interest income-margin		$3,222	4.00%		$2,909	4.10%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $187,000 in the third quarter of 2005 compared to $179,000 in the third quarter of 2004.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

Non-Interest Expense

For the third quarter of 2005, non-interest expense totaled $1.2 million compared to $680,000 in the third quarter of 2004. MVB’s efficiency ratio was 85.43% for the third quarter of 2005 compared to 55.31% for the third quarter of 2004. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s 2005 efficiency ratio has increased due mainly to the staffing and equipment requirements for the Bridgeport, Charles Town and Martinsburg offices.

Salaries and benefits totaled $724,000 for the quarter ended September 30, 2005 compared to $357,000 for the quarter ended September 30, 2004. This increase in salaries and benefits reflects MVB’s additional staffing for new locations and adjustments to existing personnel to continue providing outstanding customer service. MVB had 59 full-time equivalent personnel at September 30, 2005 compared to 37 full-time equivalent personnel as of September 30, 2004. This increase is mainly due to the addition of staff for the new offices. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2005 and 2004, occupancy expense totaled $56,000 and $33,000, respectively. This increase is a result of the construction of a full-service banking office in Harrison County, which opened in August of 2005.

Equipment expense totaled $67,000 in the third quarter of 2005 compared to $39,000 for the third quarter of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $48,000 for the quarter ended September 30, 2005 and $20,000 for the quarter ended September 30, 2004. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Bridgeport banking office.

Data processing costs totaled $132,000 in the third quarter of 2005 compared to $107,000 in the third quarter of 2004. These increases are due to the overall account and transaction growth of the bank.

Other operating expense totaled $186,000 in the third quarter of 2005 compared to $115,000 in the third quarter of 2004. The primary components of growth in this area are increases in stationery and supplies, travel, training, and communication expenses relating to the additional offices.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .32% and 2.51% for the third quarter of 2005 compared to 1.10% and 13.71% in the third quarter of 2004. As anticipated these performance indicators have declined in 2005 with the additional expenses relating to the opening of the Bridgeport office, the planned opening of offices in the eastern panhandle and the addition of $8.5 million in capital.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital. MVB Financial Corp. is in the process of completing an $11.6 million public stock offering, which was done to fund expansion into the Harrison and Jefferson County areas. At September 30, 2005, MVB has sold 531,250 shares resulting in an increase in capital of $8.5 million.

Financial Condition

Overview of the Statement of Condition

Total assets at September 30, 2005 were $128.1 million or an increase of $21.9 million since December 31, 2004. This is attributable to the bank’s continued expansion within the Marion County market, the beginning of expansion into the Harrison County market, and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily in commercial and mortgage loans, bank premises and equipment, and other assets. Loan demand was strong during the third quarter as anticipated, with commercial loans increasing by more than $5.0 million, $3.5 million of which was generated by the Bridgeport office which opened in August. Mortgage loans increased by more than $2.7 million, $600,000 of which was generated in the Bridgeport office. Bank premises and equipment increased by $2.3 million as the result of construction of the Bridgeport office, and other assets increased by more than $2.0 million as the bank purchased additional bank owned life insurance policies, which are used to fund employee benefit expense.

Deposits totaled $95.2 million at September 30, 2005 or an increase of $9.8 million since December 31, 2004. Repurchase agreements totaled $10.9 million and have increased $3.7 million since December 31, 2004.

Stockholders’ equity has increased approximately $8.8 million from December 31, 2004 due to the issuance of 531,250 shares of MVB’s 725,000 share stock offering and earnings for the nine months ended September 30, 2005 of $425,000.

Cash and Cash Equivalents

Cash and cash equivalents totaled $3.9 million as of September 30, 2005 compared to $2.2 million as of December 31, 2004, or an increase of $1.7 million.

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

Investment Securities

Investment securities totaled $20.5 million as of September 30, 2005 and $20.4 million as of December 31, 2004. Government sponsored agency securities comprise the majority of the portfolio.

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

Loans

The bank’s lending is primarily focused in the Marion and Harrison County areas of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)	September 30 2005	December 31 2004
Commercial	$16,108	$12,197
Real estate, commercial	32,562	28,198
Real estate, mortgage	31,314	24,181
Consumer	13,648	14,268

Total loans	$93,632	$78,844

Loan Concentration

At September 30, 2005, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market area. Commercial loan demand has continued to be strong during 2005, aided by the addition of the Harrison County market.

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

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	September 30
	2005	2004
Non-accrual loans:
Commercial	$33	$—
Real Estate	—	—
Consumer	9	5

Total non-accrual loans	42	5
Renegotiated loans	—	—

Total non-performing loans	42	5
Other real estate, net	80	—

Total non-performing assets	$122	$5

Accruing loans past due 30 days or more	$504	$301
Non-performing loans as a % of total loans	.13%	.00%
Allowance for loan losses as a % of non-performing loans	2,193%	16,620%

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $95.2 million at September 30, 2005.

Non-interest bearing deposits remain a core funding source for MVB. At September 30, 2005, non-interest bearing deposits totaled $11.3 million compared to $9.2 million at December 31, 2004. Management intends to continue to focus on finding ways to increase the bank’s base of low-cost funding sources.

Interest-bearing deposits totaled $83.9 million at September 30, 2005 compared to $76.3 million at December 31, 2004. Average interest-bearing liabilities totaled $105.8 million during the third quarter of 2005 compared to $95.3 million for the third quarter of 2004. Average non-interest bearing demand deposits totaled $11.8 million for the third quarter of 2005 compared to $9.7 million for the third quarter of 2004. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both short-term and long-term borrowings to fund its operations and investments. MVB’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and certain advances with the Federal Home Loan Bank of Pittsburgh. At September 30, 2005, short-term borrowings totaled $11.8 million compared to $9.8 million at December 31, 2004. In addition to the aforementioned funds alternatives, MVB has access to more than $40.2 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $2.5 million line of credit with the Bankers Bank of Atlanta, a $3.5 million line of credit with the Community Bankers Bank of Virginia and the ability to readily sell jumbo certificates of deposits to other banks.

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

In 2005, MVB will complete a public offering of 725,000 shares totaling $11.6 million. These funds will be used to support the opening of the Bridgeport office, as well as expansion to Charles Town and Martinsburg. At September 30, 2005, 531,250 shares have been sold, representing additional capital of $8.5 million.

At September 30, 2005, accumulated other comprehensive (loss) totaled $(284,000) compared to $(189,000) at December 31, 2004. This represents an increase in net unrealized losses on available-for-sale securities at September 30, 2005, net of income taxes due to an increase in the overall investment interest rate environment. Because most of the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market value of investments.

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

MVB must also comply with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of MVB’s 2004 Form 10-KSB. At September 30, 2005, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2005 and December 31, 2004 was $20.9 million and $9.9 million, respectively.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the bank shall not change more than 10% from base case for each 1% shift in interest rates, nor by more than 15% from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of June 30, 2005, the latest date for which information is presently available. The following table is provided to show the earnings at risk and value at risk positions of MVB as of June 30, 2005.

(Dollars in Thousands)

Immediate Interest Rate Change (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income
+200	$4,994	4.9%
+100	4,864	2.2
Base rate	4,759
-100	(4,658)	(2.1)
-200	(4,335)	(8.9)

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

Future Outlook

The bank’s results of operations in the third quarter of 2005 continue to reflect the costs of opening the Bridgeport office. Results in the next few quarters will continue to be impacted by this expansion, as well as expansion into the Charles Town and Martinsburg areas. MVB’s emphasis in future periods will be to continue to do those things that have made the bank successful thus far. The critical challenge for the bank in the future will remain the delivery of the most outstanding customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of technology to deliver even better customer service. The bank introduced internet banking in the second quarter of 2005 and will continue to explore all options which better enable the bank to service its customers.

2005 will continue to be a year of tremendous growth for MVB. The expansion into nearby Harrison County in Bridgeport, along with the purchase of an office in Charles Town, will make MVB a much larger and more diversified organization. Earnings for the short term will not be up to par with what MVB has produced in the past, however these additions should make MVB even more profitable in future years.

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

November 9, 2005	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer