Form 10KSB
period 2005-12-31
MVB FINANCIAL CORP
filed 2006-03-27
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $1.00 Par

(Title of Class)

Preferred Stock $1,000.00 Par

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State issuer’s revenues for its most recent fiscal year $7,527,000

Based upon the average selling price of sales known to the Issuer of the common shares of the Issuer during the period from December 31, 2005 through March 27, 2006, the aggregate market value of the common shares of the Issuer held by non affiliates during that time was $9,424,352. For this purpose certain executive officers and directors are considered affiliates.

As of March 22, 2006, the Issuer had 1,352,692 shares of common stock outstanding with a par value of $1.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MVB’s definitive Proxy Statement relating to the Annual Meeting to be held May 16, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

MVB Financial Corp., or MVB, was formed on January 1, 2004 as a bank holding company. MVB Bank, Inc., or the Bank, was formed on October 30, 1997 and chartered under the laws of the state of West Virginia. The Bank commenced operations on January 4, 1999. During the fourth quarter of 2004, MVB formed two second-tier holding companies MVB Marion, Inc. and MVB Harrison, Inc. to manage the banking operations of MVB, the sole bank subsidiary, in those markets. In August of 2005, MVB opened a full service office in neighboring Harrison County. During October of 2005 MVB purchased a branch office in Jefferson County, situated in West Virginia’s eastern panhandle. This full service office held assets of $1.8 million and deposits of $17.1 million at the time of purchase.

MVB operates four offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 2500 Fairmont Avenue inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in the Bridgeport area of Harrison County and 88 Somerset Boulevard in the Charles Town area of Jefferson County. At December 31, 2005, MVB had total assets of $151.3 million, total loans of $105.2 million, total deposits of $114.0 million and total stockholders’ equity of $18.5 million.

MVB’s business activities are currently confined to a single segment which is community banking. As a community banking entity, MVB offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. MVB also offers travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, MVB offers non-deposit investment products through an association with a broker-dealer.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion county market. During 2005, MVB began to focus on growth outside of the Marion County area as the primary method for reaching performance goals. During 2005 growth has been primarily the result of the opening of the Harrison County location, and the acquisition of the Jefferson County office. MVB continuously reviews key performance indicators to measure our success.

At December 31, 2005, MVB had 61 full-time and 8 part-time employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

Market Area

MVB’s primary market areas are the Marion, Harrison and Jefferson Counties of West Virginia, which includes a total of 63 banking facilities. Its extended market is the adjacent counties of Monongalia, Taylor and Berkeley Counties, West Virginia. MVB operates facilities in Marion County located on the south side of Third Street at Virginia Avenue in Fairmont, West Virginia, and inside the Shop N Save supermarket in the growing eastern section of White Hall. Other offices are located in the thriving Bridgeport area of Harrison County and the rapidly growing Jefferson County area in West Virginia’s eastern panhandle.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2000. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990 and 21,678 in 2000, or a net decline of 2,185 or 9.2%. Marion County increased its population from

1980 to 1990, 55,789 to 57,249, and decreased to 56,598 in 2000. These changes resulted in a net increase of 1.45%. The Marion County population includes that of Fairmont. The result is that over the last 20 years, there has not been any significant change in population. Harrison County’s population has decreased from 69,371 in 1990 to 68,652 in 2000, while Bridgeport’s population has increased from 7,306 in 2000 to an estimated 12,537 in 2005, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing. The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 46,270 in 2003. During this period, Charles Town has seen an increase in population of 17.2%.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2005. As of December 2005, the overall state rate was 4.2% compared to 3.6% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 3.6%, while the West Virginia rate declined from 7.5% to 4.2%. At December 31, 2005, Harrison and Jefferson counties showed unemployment rates of 4.1% and 2.3%, respectively. Jefferson County’s unemployment rate is much better than the state average, Marion County’s rate is better than the state average, and Harrison County’s rate is about that of the state average. The future direction of unemployment will probably be driven by what occurs economically on a National level.

MVB originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, MVB retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released). However, loans originated in excess of MVB’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by MVB. MVB has no loans to foreign entities. MVB’s lending market area is primarily concentrated in the Marion and Harrison Counties of West Virginia.

Commercial Loans

At December 31, 2005, MVB had outstanding approximately $58.8 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 56% of the total aggregate loan portfolio as of that date.

Lending Practices. Commercial lending entails significant additional risks as compared with single-family residential mortgage lending, and consumer lending. In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, MVB reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

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

Consumer Loans

At December 31, 2005, MVB had outstanding consumer loans in an aggregate amount of approximately $17.9 million or approximately 17% of the aggregate total loan portfolio.

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

MVB offers credit life insurance and health and accident insurance to all qualified borrowers, thus reducing risk of loss when a borrower’s income is terminated or interrupted.

Real Estate Loans

At December 31, 2004, MVB had approximately $28.5 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 27% of total loans outstanding.

Lending Practices.

Residential Real Estate Loans. MVB generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, MVB may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing mortgages. MVB also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of MVB in the form of an attorney’s opinion of the title or a title insurance policy. MVB also requires proof of hazard insurance with MVB named as the mortgagee and as the loss payee. Generally appraisals are obtained from licensed appraisers for all loans.

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

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting MVB and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

Bank Holding Company Regulation. MVB is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of MVB and any acquisition by MVB of voting stock or assets of any bank, savings association or other company. MVB is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Bank. MVB’s subsidiary bank, MVB Bank, Inc., is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to MVB or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of MVB and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to MVB and other subsidiaries. MVB is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. MVB and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by MVB or its subsidiaries.

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange proposed corporate governance rules that were enacted by the Securities and Exchange Commission. The changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, MVB’s chief executive officer and chief financial officer are each required to certify that MVB’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of MVB’s internal controls; they have made certain disclosures to MVB’s auditors and the audit committee of the Board of Directors about MVB’s internal controls; and they have included information in MVB’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in MVB’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2007, Section 404 of Sarbanes-Oxley will become applicable to MVB.

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

Banking Subsidiary Regulation. MVB Bank, Inc. was chartered as a state bank and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. The Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act)

The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c)require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

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

Capital Requirements

Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding the Bank’s risk-based capital requirements, see Note 14 of the Notes to the Financial Statements included in Item 8 of this Form 10-KSB.

West Virginia Division of Banking. State banks, such as MVB Bank, Inc. are subject to similar capital requirements adopted by the West Virginia Division of Banking.

Limits on Dividends

MVB’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects MVB to serve as a source of strength to the Bank. The Federal Reserve Board may require MVB to retain capital for further investment in the Bank, rather than pay dividends to its shareholders. MVB Bank, Inc. may not pay dividends to MVB if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit MVB’s ability to pay dividends on its outstanding common shares.

Federal and State Laws

MVB Bank, Inc. is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

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

ITEM 2. DESCRIPTION OF PROPERTY

MVB Bank, Inc. owns its main office located at 301 Virginia Avenue in Fairmont, along with its offices at 1000 Johnson Avenue in Bridgeport and 88 Somerset Boulevard in Charles Town. The Bank leases its office at 2500 Fairmont Avenue inside the Shop N Save supermarket in White Hall, in addition to the land at the Bridgeport location.

Additional information concerning the property and equipment owned or leased by MVB and its subsidiaries is incorporated herein by reference from “Note 4, Bank Premises and Equipment” and “Note 16, Leases” of the Notes to the Financial Statements included in Item 7 of this Form 10-KSB.

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

The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management with respect to MVB’s common shares. The information set forth in the table is based on MVB’s knowledge of certain arms-length transactions in the stock. In addition, dividends are subject to the restrictions described in Note 15 to the financial statements.

Quarterly Market and Dividend Information:

	2005		2004
	Estimated Market Value Per Share	Cash Dividend	Estimated Market Value Per Share	Cash Dividend
Fourth Quarter	$16.00	$0.00	$14.00	$0.00
Third Quarter	16.00	0.00	13.50	0.00
Second Quarter	14.00	0.00	13.50	0.00
First Quarter	14.00	0.00	13.50	0.00

MVB declared a 5% stock dividend on common shares with a record date of July 1, 2004, payable August 15, 2004. All per share data has been restated to reflect the stock dividend.

MVB had 920 stockholders of record at December 31, 2005.

Equity Compensation Plan Information – See Exhibit 99.1 on page 65.

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

In Management’s Discussion and Analysis we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in MVB’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Brown, Edwards & Company, L.L.P. to audit the consolidated financial statements and their independent audit report is included in Item 7 herein.

Introduction

The following discussion and analysis of the Consolidated Financial Statements of MVB is presented to provide insight into management’s assessment of the financial results and operations of MVB. MVB Bank, Inc. is the sole operating subsidiary of MVB and all comments, unless otherwise noted, are related to the Bank. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-KSB.

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

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses. Losses inherent in classifications of homogeneous loans are based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this financial review.

Recent Accounting Pronouncements and Developments

Meaning of Other Than Temporary Impairment

In November 2005, the FASB issued Staff Positions FAS 115-1 and FAS 124-1 which nullified the delaying guidance in EITF 03-01-1 and superseded EITF topic D-44. The guidance in the 2005 release is effective for reporting periods beginning after December 13, 2005, although earlier application is permitted. This FASB Staff Position (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”

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

Share-Based Payment

In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.

Summary Financial Results

MVB earned $562,000 in 2005 compared to $1,058,000 in 2004. The earnings equated to a 2005 return on average assets of .45% and a return on average equity of 4.34%, compared to prior year results of 1.04% and 12.68%, respectively. Basic earnings per share were $.57 in 2005 compared to $1.46 in 2004. Diluted earnings per share were $.49 in 2005 compared to $1.41 in 2004. The most significant factor in the decrease in 2005 profitability was the addition of two new offices, one a new branch constructed in Harrison County, and the other the purchase of an existing office in Jefferson County. Salaries expense increased by $1,125,000, $967,000 relating to the staffing of the additional offices. Occupancy and Equipment depreciation and maintenance increased by $96,000 and $90,000 respectively, with $96,000 and $78,000 relating to the two additional offices. Data processing expense increased by $78,000, a result of an increased volume of transactions and the offering of additional services such as online banking and bill payment. Other operating expenses increased by $144,000, mostly as a result of the new offices. Interest income increased by $1,115,000 to $6,651,000 and interest expense increased by $756,000 to $2,326,000, resulting in an increase in net interest income of $359,000, $103,000 of which related to the new offices. Though the 2005 results are not at the 2004 levels, MVB believes that it has added further value to the franchise by establishing a presence in what we believe are two of the better markets in West Virginia. As these locations have time to develop further in 2006, results of operations should begin to reap the rewards of the expenditures in 2005.

While operating in a challenging interest rate environment, the Bank achieved a 5.83% yield on earning assets in 2005 compared to 5.76% in 2004. Despite extensive competition, total loans increased to $105.2 million at December 31, 2005, from $78.8 million at December 31, 2004. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate, non-accrual loans totaling $81,000, and impaired loans totaling $35,000 at December 31, 2005.

Deposits increased to $114.0 million at December 31, 2005, from $85.4 million at December 31, 2004, due mainly to MVB’s expansion into the Harrison and Jefferson County markets. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the Bank was 2.36% in 2005 compared to 1.86% in 2004. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.79% in 2005 compared to 4.13% in 2004.

The Bank maintained a high-quality, short-term investment portfolio during 2005 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customers accounts.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-

bearing deposits, borrowed funds such as sweep accounts, and repurchase agreements. Net interest income remains the primary source of revenue for MVB. Net interest income is impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 3.79% in 2005 compared to 4.13% in 2004. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2005, the Federal Reserve raised interest rates eight times for a total increase of 2.00% which had a negative impact on MVB’s interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

Net interest income increased by $359,000 or 9.0% to $4.3 million in 2005 from $4.0 million in 2004. This increase is largely due to the growth in average earning assets, primarily $16.9 million in loans. Average total earning assets were $114.0 million in 2005 compared to $96.1 million in 2004. Average total loans grew to $87.1 million in 2005 from $70.2 million in 2004. Primarily as a result of this growth, total interest income increased by $1.1 million, or 20.1%, to $6.6 million in 2005 from $5.5 million in 2004. Average interest-bearing liabilities, mainly deposits, likewise increased in 2005 by $14.4 million. Average interest-bearing deposits grew to $83.6 million in 2005 from $72.4 million in 2004. Total interest expense increased by $757,000 or 48.1%, to $2.3 million in 2005 from $1.6 million in 2004. This increase in interest expense was the result of a 50 basis point increase in interest cost from 2004 to 2005, along with an increase in interest-bearing liabilities of $14.4 million, much of which pertained to the Jefferson County acquisition.

The growth in the volume of earning assets during 2005, the rate increases by the Federal Reserve, and the adoption of FASB 91 combined to result in the yield on earning assets remaining relatively unchanged at 5.83% in 2005 from 5.76% in 2004. The adoption of FASB 91 reduced the yield on the combined loan portfolio 18 basis points, while MVB’s investment portfolio yield increased by 22 basis points and interest-bearing deposits in banks yield increased by 163 basis points.

The cost of interest-bearing liabilities increased to 2.36% in 2005 from 1.86% in 2004. This increase is primarily the result of the higher interest rates paid on money market accounts, certificates of deposit and repurchase agreements.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2005			2004
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-bearing deposits in banks	$5,146	$160	3.09%	$3,498	$51	1.46%
Federal funds sold	158	4	2.53	111	1	0.90
Investment securities (1)	22,466	846	3.77	23,012	817	3.55
Loans (2) (3) (4)
Commercial	41,269	2,784	6.75	34,513	2,238	6.48
Tax exempt	4,860	223	4.59	1,087	46	4.23
Real estate	28,177	1,621	5.75	21,659	1,315	6.07
Consumer	12,839	1,013	7.89	12,993	1,068	8.22
Allowance for loan losses	(899)			(773)

Net loans	86,246	5,641	6.54	69,479	4,667	6.72

Total earning assets	114,016	6,651	5.83	96,100	5,536	5.76
Cash and due from banks	3,057			2,411
Other assets	6,595			3,375

Total assets	$123,668			$101,886

Liabilities
Deposits:
Non-interest bearing demand	$11,707	$—		$8,992	$—
NOW	9,514	48	0.50	7,560	38	0.50
Money market checking	25,009	397	1.59	22,208	219	0.99
Savings	6,089	36	0.59	5,094	30	0.59
IRAs	4,731	167	3.53	3,928	126	3.21
CDs	38,299	1,239	3.24	33,629	950	2.82
Repurchase agreements and federal funds sold	11,029	248	2.25	7,871	68	0.86
Federal Home Loan Bank borrowings	3,941	191	4.85	3,964	139	3.51

Total interest-bearing liabilities	98,612	2,326	2.36	84,254	1,570	1.86

Other liabilites	392			298

Total liabilities	99,004			84,552
Stockholders’ equity
Common stock	954			708
Paid-in capital	10,227			6,537
Retained earnings	2,071			1,266
Accumulated other comprehensive income	(295)			(169)

Total stockholders’ equity	12,957			8,342

Total liabilities and stockholders’ equity	$111,961			$92,894

Net interest spread			3.47			3.90
Impact of non-interest bearing funds on margin			0.32			0.23

Net interest income-margin		$4,325	3.79%		$3,966	4.13%

(1)	Average balances of investment securities based on carrying value.
(2)	Loan fees included in interest income for 2005 and 2004 were $217 and $297.
(3)	Non-accrual loans are included in the daily average loan amounts outstanding.
(4)	For 2005 and 2004 income is computed on a fully tax-equivalent basis assuming a tax rate of 26% and 37%.

Rate/Volume Analysis of Changes in Interest Income and Expense:

(Dollars in thousands)	Volume(1)	2005 vs. 2004 Increase (Decrease) Due to change in: Rate(1)	Net
Interest earning assets:
Loan portfolio:
Commercial	$457	$90	$547
Tax exempt	173	4	177
Real Estate	375	(69)	306
Consumer	(12)	(43)	(55)

Net loans	$993	$(18)	$975
Securities	(21)	50	29
Interest-bearing deposits in banks	51	58	109
Federal funds sold	1	—	1

Total interest-earning assets	$1,024	$90	$1,114

Interest-bearing liabilities:
NOW	$10	$—	$10
Money Market Checking	44	134	178
Savings deposits	6	—	6
IRAs	28	13	41
CDs	151	138	289
Repurchase agreements	71	109	180
FHLB borrowings	(1)	53	52

Total interest-bearing liabilities	$309	$447	$756

Net interest income	$715	$(357)	$358

(Dollars in thousands)	Volume(1)	2004 vs. 2003 Increase (Decrease) Due to change in: Rate(1)	Net
Interest earning assets:
Loan portfolio:
Commercial	$575	$(57)	$518
Tax exempt	45	(1)	44
Real Estate	219	(88)	131
Consumer	120	(86)	34

Net loans	$959	$(232)	$727
Securities	(61)	86	25
Interest-bearing deposits in banks	(34)	(9)	(43)
Federal funds sold	(8)	(1)	(9)

Total interest-earning assets	$856	$(156)	$700

Interest-bearing liabilities:
NOW	7	(5)	2
Money Market Checking	14	(62)	(48)
Savings deposits	7	$(6)	$1
IRAs	21	(17)	4
CDs	93	(148)	(55)
Repurchase agreements	2	3	5
FHLB borrowings	(28)	(13)	(41)

Total interest-bearing liabilities	$116	$(248)	$(132)

Net interest income	$740	$92	$832

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

MVB’s provision for loan losses for 2005 and 2004 were approximately $160,000 and $269,000, respectively.

75% of the $26.4 million increase in total loans during 2005 related to the Harrison County office. The loan loss provision level for the Harrison office is less than the level used for Marion County, and is based upon what MVB did in its early years in Marion County. As the Harrison portfolio ages the loan loss provision level for that office will be evaluated for adequacy in the same manner as the Marion portfolio. Management believes that due to the experience of the lenders in the Harrison office and their relationships with the borrowers, a lesser allowance for the initial stages of the office is appropriate.

MVB also has nearly $2 million in loans secured by either cash or readily marketable securities and another $1.4 million in government guaranteed loans.

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

Non-Interest Income

Fees related to deposit accounts and cash management accounts represent the significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2005 was $876,000 versus $677,000 in 2004.

The most significant increase in non-interest income from 2004 to 2005 was $115,000 in income on loans held for sale. This increase is mainly the result of the addition of experienced secondary market lending staff in Harrison County. Other areas of significant increase in non-interest income were income on bank owned life insurance which increased by 74% to 101,000 as the result of the purchase of an additional 2 million in policies during 2005, and Visa debit card income, which increased by 25% to $115,000.

Loss on sale of securities during 2005 totaled $5,000 versus zero in 2004. The Bank does not routinely sell securities from the portfolio, however, during 2005, securities were sold to liquidate some preferred stock.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $4.28 million in 2005 versus $2.69 in 2004. Approximately 58% and 51% of non-interest expense for 2005 and 2004, respectively, related to personnel costs. Personnel is the lifeblood of every service organization, which is why personnel cost is such a significant part of the expenditure mix. This increase in personnel cost from $1.36 million to $2.48 million represents both the additions of staff in Harrison and Jefferson counties and salary adjustments for existing staff.

Data processing comprised approximately 11.8% and 15.9% of total non-interest expense during 2005 and 2004, respectively, growing from $427,000 in 2004 to $505,000 in 2005. This increase is the result of increasing account and transaction volumes from one year to the next, the addition of the Harrison and Jefferson County offices and the introduction of internet banking and bill payment services.

In 2005 occupancy expense increased by 70% to $233,000 and equipment depreciation and maintenance increased by 50% to $247,000. These increases were a direct result of expansion into the Harrison and Jefferson County markets.

2004 compared to 2003

Net interest income increased by $816,000 when comparing 2004 with 2003 results. This increase is largely due to growth in average earning assets, primarily loans, of $14.9 million in 2004. Average interest-bearing liabilities, mainly deposits, increased by $7.3 million in 2004. This increase was due to an increase in average interest-bearing deposits of $7.9 million.

Non-interest income was $677,000 in 2004 compared to $598,000 in 2003. This increase was due primarily to increased deposit account activity and the continued success of an allowable overdraft program which the Bank implemented in July of 2003.

Non-interest expense reached $2.7 million in 2004 compared to $2.3 million in 2003. This increase is representative of the continued growth of a start-up bank in the early years of operations.

Income Taxes

MVB incurred income tax expense of $195,000 in 2005 and $627,000 in 2004.

The effective tax rate was 37% in 2004, compared to 26% in 2005. This decrease in the effective tax rate is attributable to an increase in tax exempt income. MVB added $4 million in tax free loans during 2005 in addition to $2 million in bank owned life insurance.

Return on Assets

MVB’s return on average assets was .45% in 2005, 1.04% in 2004 and .85% in 2003. The reduced return is a direct result of MVB’s expansion into the Harrison and Jefferson County markets.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 4.34% in 2005 compared to 12.68% in 2004. The reduced return in 2005 is a direct result of the addition of $9.4 million in capital through a public stock offering in 2005, combined with the added expenses of the new offices in Harrison and Jefferson counties.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2004 to 2005. Loans increased by $26.4 million to $105.2 million at December 31, 2005. This increase was largely due to the expansion into Harrison County, where $19.7 million in new loans were added to the portfolio. The securities portfolio increased by $8.1 million to $28.5 million. This increase assisted in securing additional repurchase agreements while increasing short-term yields on excess cash from the Jefferson County purchase. Bank premises, furniture and equipment increased by $4.0 million as the result of the addition of the Harrison and Jefferson County offices. Additionally, other assets increased by $3.9 million, the most significant portion of which was the addition of $2.0 million in bank owned life insurance policies and $989,000 in intangibles from the Jefferson County purchase. Deposits increased by $28.5 million, $16.6 million relating to Jefferson County and $10.5 million relating to Harrison County. Repurchase agreements increased by $7.8 million, $3.0 million relating to Harrison County and $950,000 relating to Jefferson County. Finally, stockholders’ equity increased by $9.7 million as part of an $11.6 million ongoing public offering. These areas of growth are in large part the direct result of expansion into Harrison and Jefferson counties, in addition to the continued success of MVB in the Marion County market.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $3.1 million at December 31, 2005, compared to $2.2 million at December 31, 2004, an increase of $977,000.

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

Another area of cash reserves is the portfolio of short-term certificates of deposit in other banks. This portfolio decreased from $1.6 million at year-end 2004 to $891,000 as of December 31, 2005. This portfolio is used to increase yield compared to federal funds sold.

Investment Securities

Investment securities totaled $28.5 million at December 31, 2005, compared to $20.4 million at December 31, 2004.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2005, the amortized cost of MVB’s investment securities totaled $29.2 million, resulting in unrealized depreciation in the investment portfolio of $707,000.

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

Loans

MVB’s lending is primarily focused in Marion and Harrison County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $105.2 million as of December 31, 2005, compared to $78.8 million at December 31, 2004.

During 2005, MVB experienced loan growth of $5.2 million in Marion County, $19.7 million in Harrison County and $1.5 million in Jefferson County. While MVB experienced increases in all loan categories during 2005, the most significant portion of the growth came in the commercial and non-residential real estate area. Commercial and non-residential real estate loans grew approximately $18.4 million, while adjustable rate residential real estate loans grew $4.4 million and consumer loans grew $3.6 million.

At December 31, 2005, commercial loans represented the largest portion of the portfolio approximating 55.9% of the total loan portfolio. Commercial loans totaled $58.8 million at December 31, 2005, compared to $40.4 million at December 31, 2004. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong in 2006, especially with the additions of experienced staff in Harrison County with a full year to produce.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 27.1% of MVB’s total loan portfolio. Residential real estate loans totaled $28.6 million at December 31, 2005, compared to $24.2 million at December 31, 2004. Included in residential real estate loans are home equity credit lines totaling $4.5 million at December 31,2005, compared to $3.7 million at December 31, 2004. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison and Jefferson County markets.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2005, consumer loan balances totaled $17.9 million compared to $14.3 million at December 31, 2004. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve the Marion County market.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2005:

(Dollars in Thousands)	One Year or Less	Thru Five Years	Due After Five Years	Total
Commercial and nonresidential real estate	$17,687	$20,806	$1,902	$58,781
Residential real estate	3,885	16,425	3,871	28,575
Consumer and other	6,278	7,322	668	17,858

Total	$27,850	$44,553	$6,441	$105,214

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2005	2004
Year-end balances:
Commercial, financial and agricultural	58,781	40,395
Real estate	28,575	24,181
Real estate construction
Consumer	17,858	14,268

Total	105,214	78,844

Loan Concentration

At December 31, 2005, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market area.

Allowance for Loan Losses

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. The allocation among the various components of the loan portfolio and its adequacy is somewhat difficult considering the limited operating history of MVB. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy. While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information has been an indication of a potential problem.

The result of the evaluation of the adequacy at each period presented herein indicated that the allowance for loan losses was considered adequate to absorb losses inherent in the loan portfolio.

At December 31, 2005, MVB had non-accrual loans totaling $81,000 versus $79,000 as of this same date in 2004. At December 31, 2005 and 2004, MVB had impaired loans totaling $35,000 and $36,000, respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $1,157,000 and $1,004,000, respectively at December 31, 2005 and 2004. Excluded from the above numbers is a $1.3 million USDA 80% secured loan with collateral consisting of machinery and equipment carrying an original appraisal value of $5 million dollars securing the loan. As of December 31, 2005 a new appraisal has been ordered, the results of which are not complete. At December 31, 2005, MVB reversed the interest accrual on the non-guaranteed portion of the loan, which amounted to $7,000. Based upon the Company’s best estimates, the amount of the expected loss has been taken into account when considering the adequacy of the loan loss reserve.

	December 31
	2005	2004
Loans past due more than 30 days to gross loans	1.10%	1.27%
Loans past due more than 90 days to gross loans	.03%	.39%

MVB incurred net charge-offs of $178,000 in 2005 and $67,000 in 2004. MVB’s provision for loan losses was $160,000 in 2005 and $269,000 in 2004. Net charge-offs represented .17% and .09% in 2005 and 2004, respectively, compared to average outstanding loans for the indicated period.

	2005	2004
Balance, January 1	$891	$689

Provision	160	269

Charge-offs:
Commercial	—	—
Real estate	40	—
Consumer	147	84
Recoveries:
Commercial	—	—
Real estate	—	—
Consumer	9	17
Net charge-offs	178	67

Balance, December 31	$873	$891

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2005	2004
Allocation of allowance for loan losses at December 31:
Commercial	$349	$349
Real estate	184	191
Consumer	340	351

Total	$873	$891

Percent of loans to total loans at December 31:
Commercial	56%	51%
Real estate	27	31
Consumer	17	18

Total	100%	100%

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

Total non-performing assets were $116,000 at December 31, 2005, compared with $115,000 at December 31, 2004, and represent .15% and ..15%, respectively, of total loans and other real estate.

Non-performing assets and past due loans:

(Dollars in Thousands)	2005	2004
Non-accrual loans
Commercial	$35	$—
Real estate	—	79
Consumer	46	—

Total non-accrual loans	81	79
Impaired loans	35	36

Total non-performing loans	116	115
Other real estate, net	40	—

Total non-performing assets	$156	$115

Accruing loans past due 90 days or more	—	—

Non-performing loans as a % of total loans	.15%	.15%
Allowance for loan losses as a % of non-performing loans	560%	775%

The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $3,895. Amounts actually collected and recorded as interest income for these loans were $2,531. There are no commitments to lend additional funds on loans which are already impaired.

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $114.0 million, or 86.1% of MVB’s funding sources at December 31, 2005. This same information at December 31, 2004 reflected $85.5 million in deposits representing 88.1% of such funding sources. Cash management accounts, which are available to large corporate customers represented 11.6% and 7.7% of MVB’s funding sources at December 31, 2005 and 2004, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2005, non-interest-bearing balances totaled $13.5 million compared to $9.2 million at December 31, 2004 or 11.9% and 10.8% of total deposits respectively.

Interest-bearing deposits totaled $100.4 million at December 31, 2005, compared to $76.3 million at December 31, 2004. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $98.6 million during 2005 compared to $84.3 million during 2004. Average non-interest bearing liabilities totaled $12.0 million during 2005 compared to $9.3 million during 2004. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)	2005
Under 3 months	$7,345
Over 3-6 months	1,918
Over 6 to 12 months	4,852
Over 12 months	7,026

Total	$21,141

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank borrowings and repurchase agreements

(Dollars in Thousands)	2005	2004
Ending balance	$18,311	$11,537
Average balance	14,970	11,835
Highest month-end balance	18,311	13,081
Interest expense	439	207
Weighted average interest rate:
End of Year	3.24%	2.12%
During the Year	2.93%	1.74%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $15.3 million compared to $7.5 million in 2004. Federal Home Loan Bank borrowings totaled $3.0 million at December 31, 2005, compared to $4.0 million at year-end 2004.

Capital/Stockholders’ Equity

During the year ended December 31, 2005, stockholders’ equity increased approximately $9.7 million (109.4%) to $18.5 million. This increase consists of $9.4 million raised through a public stock offering, MVB’s net income for the year of $562,000 and a decrease in other comprehensive income of $254,000, resulting from a decrease in the market value of the investment portfolio. MVB paid no dividends during 2005 or 2004.

At December 31, 2005, accumulated other comprehensive income (loss) totaled ($443,000), an increase in the loss of $254,000 from December 31, 2004. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, at December 31, 2005. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2005 and 2004 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by its regulators. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited

Financial Statements. At December 31, 2005, MVB Bank’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB Bank’s risk-based capital ratio of 16.5% at December 31, 2005, is above the well-capitalized standard of 10%. The bank’s Tier 1 capital ratio of 15.7% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2005, was 11.8% and was also above the well-capitalized standard of 6%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

The objective of MVB’s asset/liability management function is to maintain consistent growth in net interest income within its policy guidelines. This objective is accomplished through management of MVB’s balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk

The most significant market risk resulting from MVB’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. MVB’s Investment/ Asset/ Liability Committee (IALC) is responsible for the overall review and management of the Bank’s balance sheet related to the management of interest rate risk. The IALC strives to keep MVB focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The IALC relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The IALC places emphasis on simulation modeling as the most beneficial measurement of interest rate risk due to its dynamic nature. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures, and by establishing limits on changes in net income and net market value, the IALC is better able to evaluate the possible risks associated with alternative strategies.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2005. The following table is provided to show the earnings at risk of MVB as of December 31, 2005.

(Dollars in Thousands) Immediate Interest Rate Change (one year time frame) (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income December 31, 2005
	Amount	Percent
+200	$4,464	-1.2%
+100	4,461	-1.2%
Base rate	4,481
-100	4,428	-3.7%
-200	$4,044	-14.9%

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

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2005, cash provided by financing activities totaled $27.5 million, while outflows from investing activity totaled $26.9 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB) and national market certificate of deposit issuance programs. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

The following table presents as of December 31, 2005, significant long-term debt obligations and operating lease obligations. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

(Dollars in thousands)	One Year Or Less	One To Three Years	Three To Five Years	Over Five Years	Total
FHLB Borrowings	$76	$164	$182	$2,580	$3,002

Operating Leases	54	108	110	540	812

Fourth Quarter

MVB’s fourth quarter net income was $130,000 in 2005 compared to $334,000 in the fourth quarter of 2004. This equated to basic earnings per share, on a quarterly basis, of $.13 in 2005 and $.45 in 2004. Diluted earnings per share for the fourth quarter of 2005 and 2004 was $.11 and $.43, respectively. Net interest income increased in each quarter during 2005 and was $1.15 million in the fourth quarter of 2005 compared to $985,000 in 2004. Non-interest income was $330,000 in the fourth quarter of 2005 compared to $235,000 in 2004. Non-interest expense increased to $1.27 million for the fourth quarter of 2005 from $692,000 in 2004.

Future Outlook

The Bank’s results of operations in 2005 were impacted greatly due to the opening of a new office in Harrison County and the purchase of an existing office in Jefferson County. This expansion into what management believes are very strong markets, though having a negative impact on earnings in 2005 as expected, will make more opportunities available to MVB in the future years. Due to continued customer acceptance of our customer service commitment, MVB has become a strong competitor in the Marion County market that it has served for the past seven years. MVB will strive to continue penetrating its markets with an emphasis on customer service with the highest quality products and technology.

Future plans for the Bank involve the Bank taking advantage of both technology and personal customer contact. The bank began to utilize retail and business internet services in 2005, and plans to continue to build upon these services to continue to provide the best in banking. In addition to “top of the line” technology, the Bank is committed to providing individual and personal banking services. MVB will continue to search for quality banking locations as well as exploring alternative delivery systems.

ITEM 7. FINANCIAL STATEMENTS

MVB Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$3,130	$2,153
Interest bearing balances – FHLB	2,723	305
Certificates of deposit in other banks	891	1,585
Investment Securities:
Securities held-to-maturity, at cost	3,608	1,461
Securities available-for-sale, at approximate market value	24,926	18,919
Loans:	105,214	78,844
Less: Allowance for loan losses	(873)	(891)

Net Loans	104,341	77,953

Bank premises, furniture and equipment	5,626	1,619
Accrued interest receivable and other assets	6,089	2,211

TOTAL ASSETS	$151,334	$106,206

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$13,521	$9,216
Interest bearing	100,432	76,270

Total Deposits	113,953	85,486
Accrued interest, taxes, and other liabilities	552	340
Repurchase agreements and federal funds sold	15,309	7,498
Federal Home Loan Bank borrowings	3,002	4,039

Total Liabilities	132,816	97,363

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 5,000 shares authorized, none issued Common stock, par value $1; 4,000,000 shares authorized; 1,336,517 and 743,060 shares issued and outstanding, respectively	1,336	743
Additional paid-in capital	15,750	6,975
Treasury Stock	(10)	(9)
Retained earnings	1,885	1,323
Accumulated other comprehensive income	(443)	(189)

Total Stockholders’ Equity	18,518	8,843

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,334	$106,206

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands except Share and Per Share Data)

Years ended December 31, 2005 and 2004

	2005	2004
INTEREST INCOME
Interest and fees on loans	$5,418	$4,667
Interest on deposits with other banks	160	51
Interest on federal funds sold	4	1
Interest on investment securities - taxable	820	740
Interest on tax exempt loans and securities	249	77

Total interest income	6,651	5,536
INTEREST EXPENSE
Interest on deposits	1,886	1,363
Interest on repurchase agreements and federal funds sold	249	68
Interest on Federal Home Loan Bank borrowings	191	139

Total interest expense	2,326	1,570

NET INTEREST INCOME	4,325	3,966
Provision for loan losses	160	269

Net interest income after provision for loan losses	4,165	3,697

OTHER INCOME
Service charges on deposit accounts	474	451
Commissions from investment services	1	20
Income on bank owned life insurance	101	58
Visa debit card income	115	92
Income on loans held for sale	118	3
Other operating income	72	53
Loss on sale of securities	(5)	—

	876	677

OTHER EXPENSES
Salaries and employee benefits	2,485	1,360
Occupancy expense	233	137
Equipment rentals, depreciation, and maintenance	247	157
Data processing	505	427
Advertising	93	52
Legal and accounting fees	56	75
Printing, stationery and supplies	94	53
Other taxes	85	86
Other operating expenses	486	342

	4,284	2,689

Income before income taxes	757	1,685

Income tax expense	195	627

Net Income	$562	$1,058

Basic net income per share	$0.57	$1.46
Diluted net income per share	$0.49	$1.41
Basic weighted average shares outstanding	993,022	725,500
Diluted weighted average shares outstanding	1,153,323	751,912

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES
Net Income	$562	$1,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	160	269
Deferred income tax expense(benefit)	37	(46)
Depreciation	189	118
Loans originated for sale	(8,437)	—
Proceeds of loans sold	8,437	—
Amortization, net of accretion	83	181
(Increase)/decrease in interest receivable and other assets	(792)	34
Increase in accrued interest, taxes, and other liabilities	168	125

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	407	1,739

INVESTING ACTIVITIES
(Increase) in loans made to customers	(26,541)	(16,295)
Purchases of premises and equipment	(2,525)	(65)
Purchases of investment securities available-for-sale	(10,441)	(3,423)
Purchases of investment securities held-to-maturity	(2,200)	(950)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(2,418)	854
Purchases of certificates of deposit with other banks	(3,069)	(3,853)
Proceeds from maturity of certificates of deposit with other banks	3,763	3,065
Proceeds from sales, maturities and calls of securities available-for-sale	3,976	7,557
Proceeds from maturities and calls of securities held-to-maturity	40	790
Purchase of bank owned life insurance	(2,000)	—
Net cash acquired from branch purchase	14,472	—

NET CASH (USED IN) INVESTING ACTIVITIES	(26,943)	(12,320)

FINANCING ACTIVITIES
Net increase in deposits	11,372	10,148
Net increase in repurchase agreements and federal funds sold	7,811	1,321
Net (decrease) in Federal Home Loan Bank borrowings	(1,037)	(740)
Purchase of treasury stock	(1)	(9)
Stock dividend cash payment	—	(4)
Proceeds of stock offering	9,368	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,513	10,716

Increase in cash and cash equivalents	977	135

Cash and cash equivalents at beginning of period	2,153	2,018

Cash and cash equivalents at end of period	$3,130	$2,153

Supplemental disclosure of cash flow information

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$2,172	$1,552
Income taxes	$659	$474

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

Years	ended December 31, 2005 and 2004

(Dollars in thousands)

	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2003	$708	$6,537	$742	$(159)	$—	$7,828
Comprehensive income:

Net Income			1,058			1,058

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $29				(44)		(44)

Minimum pension liability adjustment - net of tax effect				14		14

Total Comprehensive Income						1,028
Stock dividend - 5% stock dividend	35	438	(477)			(4)

Treasury stock, acquired at cost					(9)	(9)

Balance, December 31, 2004	$743	$6,975	$1,323	$(189)	$(9)	$8,843
Comprehensive income:

Net Income			562			562

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $156				(234)		(234)

Minimum pension liability adjustment - net of tax effect				(20)		(20)

Total Comprehensive Income						308
Stock offering	593	8,775				9,368
Treasury stock, acquired at cost					(1)	(1)

Balance, December 31, 2005	$1,336	$15,750	$1,885	$(443)	$(10)	$18,518

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

MVB Financial Corp., “the Company” provides banking services to the domestic market with the primary market areas being the Marion, Jefferson, and Harrison counties of West Virginia. To a large extent, the operations of the Company, such as loan portfolio management and deposit growth, are directly affected by the market area economies.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of MVB Financial Corp. Inc., and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Loans Held for Sale

Through Interfirst, a large wholesale lender based out of Ann Arbor, Michigan, MVB Bank, Inc. was able to begin offering customers long-term fixed rate mortgage products during 2005 without holding those instruments in the bank’s loan portfolio. After thoroughly reviewing the contract with Interfirst, the Company has determined that no derivative instrument exists as Interfirst actually approves these loans prior to execution.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Loan Origination Fees and Costs

Loan origination fees and costs are accounted for according to Statement of Financial Accounting Standards No. 91, which requires that loan origination and commitment fees and direct loan origination costs be deferred and the net amount amortized as an adjustment of the related loan’s yield.

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

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $979 at December 31, 2005. A portion of the purchase price in the Jefferson County transaction will be allocated as core deposit intangible once a study is completed. Preliminary estimates on core deposit intangible for this transaction are in the range of $200 to $250.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $293 and $410 at December 31, 2005 and 2004, respectively, and is included in other assets in the accompanying balance sheet.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The differences relate principally to accretion of discounts on investment securities, provision for loan losses, minimum pension liability, and differences between book and tax methods of depreciation.

Stock Based Compensation

The Company has an incentive stock option plan for selected employees. Because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. For purposes of the pro forma calculation, compensation expense in 2004 was recognized on a straight-line basis over the vesting period of the grant. In 2005, the decision was made to accelerate the vesting of options. As a result of this decision, the total remaining fair value of employee options is included in compensation expense in 2005. Prior to this accelerated vesting of stock options, the Company would have recognized $134 in pretax compensation expense in 2005. After the accelerated vesting, $659 in pretax compensation would have been recognized, amounting to an increase of $525 over what would have been reported had the vesting period not been accelerated. Had compensation expense been determined using the fair-value method, pro forma net income for the years ended December 31, 2005 and 2004 would have been as follows:

	Year Ended December 31
(Dollars in Thousands, except Per Share Data)	2005	2004
Net income as reported	$562	$1,058
Stock based compensation, net of tax using fair value method	(395)	(26)

Pro forma net income	$167	$1,032

Basic earnings per share as reported	$0.57	$1.46
Diluted earnings per share as reported	$0.49	$1.41
Proforma basic earnings per share	$0.17	$1.42
Proforma diluted earnings per share	$0.14	$1.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense. At December 31, 2005 and 2004, the Company held other real estate of $40 and $0.

Net Income Per Common Share

Diluted net income per common share includes any dilutive effects of stock options, and is computed by dividing net income by the average number of common shares outstanding during the period, adjusted for the dilutive effect of options under The Company’s 2003 Stock Incentive Plan.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and minimum pension liability, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2005, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
Mortgage-backed securities	$69	$2	$—	$71
Municipal securities	838	1	(9)	830
U. S. Agency securities	2,701	—	(11)	2,690

	$3,608	$3	$(20)	$3,591

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2004, including gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
Mortgage-backed securities	$109	$5	$—	$114
Municipal securities	852	6	(10)	848
U. S. Agency securities	500	—	(4)	496

	$1,461	$11	$(14)	$1,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2005 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$17,999	$—	$(275)	$17,724
Mortgage-backed securities	6,096	3	(202)	5,897
Corporate securities	1,517	—	(212)	1,305

	$25,612	$3	$(689)	$24,926

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2004 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$8,589	$13	$(94)	$8,508
Mortgage-backed securities	8,446	23	(97)	8,372
Corporate securities	2,182	8	(151)	2,039

	$19,217	$44	$(342)	$18,919

The following tables summarize amortized cost and approximate market values of securities by maturity:

	December 31, 2005
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Market Value	Amortized Cost	Approximate Market Value
Within one year	$230	$230	$4,182	$4,130
After one year, but within five	1,877	1,872	18,081	17,563
After five years, but within ten	1,500	1,488	3,316	3,202
After ten Years	1	1	33	31

Total	$3,608	$3,591	$25,612	$24,926

Investment securities with a carrying value of $16,254 and $8,153 at December 31, 2005 and 2004, respectively, were pledged to secure public funds and repurchase agreements.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2005, the details of which are included in the following table. Although these securities, if sold at December 31, 2005 would result in a pretax loss of $709, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2005, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

The following table discloses investments in an unrealized loss position:

At December 31, 2005, total temporary impairment totaled $709.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies (41)	$12,032	$(108)	$6,382	$(179)
Mortgage-backed securities (42)	712	(12)	5,250	(190)
Corporate securities (5)	250	—	793	(212)
Municipal securities (4)	288	—	437	(8)

	$13,282	$(120)	$12,862	$(589)

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)	2005	2004
Commercial and non-residential real estate	$58,781	$40,395
Residential real estate	28,575	24,181
Consumer and other	17,858	14,268

	$105,214	$78,844

Changes in the allowance for possible loan losses were as follows for the years ended December 31:

(Dollars in thousands)	2005	2004
Balance at beginning of period	$891	$689
Losses charged to allowance	(187)	(84)
Recoveries credited to allowance	9	17
Provision for possible loan losses	160	269

Balance at end of period	$873	$891

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

As of December 31, 2005 and 2004, the Company had non-accrual loans totaling $81 and $79, respectively.

At December 31, 2005 and 2004, the Company had impaired loans totaling $35 and $36, respectively, with an allocated reserve for such loans sufficient to cover possible losses.

Excluded from the above numbers is a USDA 80% secured loan with collateral consisting of machinery and equipment carrying an original appraisal value of $5 million dollars securing the loan. As of December 31, 2005 a new appraisal has been ordered, the results of which are not complete. At December 31, 2005, MVB reversed the interest accrual on the non-guaranteed portion of the loan. Based upon the Company’s best estimates, the amount of the expected loss has been taken into account when considering the adequacy of the loan loss reserve.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)	2005	2004
Bank Premises	$4,732	$1,492
Equipment, furniture and fixtures	1,745	790

	6,477	2,282
Allowance for depreciation	(851)	(663)

	$5,626	$1,619

NOTE 5. DEPOSITS

Deposits	at December 31, were as follows:

(Dollars in thousands)	2005	2004
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$10,434	$8,149
Non-interest bearing	12,583	8,228

Time and savings deposits of individuals, partnerships and corporations	89,505	67,418
Deposits of states and political subdivisions	735	989
Certified and official checks	696	702

Total Domestic Deposits	$113,953	$85,486

Time deposits of over $100 included above	$21,141	$11,646

Maturities	of certificates of deposit at December 31, 2005 were as follows:

2006	$27,768
2007	11,527
2008	6,015
2009	1,738
2010	3,208

Total	$50,256

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2005 and 2004, the company had repurchase agreements of $15,309 and $7,208.

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2005 was approximately $41,169. At December 31, 2005 and 2004 the Bank had borrowed $3,002 and $4,039.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)	2005	2004
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	1,289	—
Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	713	724
Floating interest rate note, originating March 2003, due December 2006, interest payable monthly.	—	1,896
Fixed interest rate note, originating May 2004, due May 2005, interest of 2.02% is payable monthly.	—	419

	$3,002	$4,039

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2006	$76
2007	80
2008	84
2009	89
2010	93
Thereafter	2,580

$3,002

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Additionally the Bank has lines of credit of $3,500 and $2,500 available from the Community Bankers Bank of Virginia and the Bankers Bank of Atlanta. There were no borrowings against these lines of credit at December 31, 2005 or 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

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

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)	2005	2004
Available on lines of credit	$20,553	$9,724
Stand-by letters of credit	233	129
Other loan commitments	503	—

	$21,289	$9,853

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout Marion and Harrison County areas of West Virginia and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2005	2004
Current:
Federal	$121	$570
State	37	103

	$158	$673

Deferred expense(benefit)
Federal	$32	$(37)
State	5	(9)

	37	(46)

Income Tax expense	$195	$627

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2005		2004
	Amount	%	Amount	%
Tax at Federal tax rate	$258	34.0%	$573	34.0%
Tax effect of:
State income tax	24	3.1%	67	4.0%
Tax exempt earnings	(86)	-11.4%	(39)	-2.3%
Other	(1)	0.1%	26	1.6%

	$195	25.8%	$627	37.3%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2005	2004
Depreciation	$183	$124
Pension	10	9

Gross deferred tax liabilities	193	133

Unrealized loss on securities available-for-sale	(275)	(119)
Allowance for loan loss	(269)	(245)
Minimum pension liability	(31)	(4)

Gross deferred tax (assets)	(575)	(368)

Net deferred tax (asset)	$(382)	$(235)

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Repayments	Balance at end of Year
December 31, 2005	$5,141	$1,625	$(2,825)	$3,941

December 31, 2004	$4,898	$1,629	$(1,386)	$5,141

The Company held related party deposits of $6,884 and $4,309 at December 31, 2005 and December 31, 2004, respectively.

The Company held related party repurchase agreements of $2,151 and $1,033 at December 31, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the West Virginia Bankers Association Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $117 and $85 for the years ended December 31, 2005 and 2004.

The following table sets forth the pension plan’s funded status as of the latest available actuarial valuations dated October 1, 2005 and 2004:

(Dollars in thousands)	2005	2004
Actuarial present value of benefit obligations:
Accumulated benefit obligation	$(533)	$(324)

Projected benefit obligation for service rendered to date	$(661)	$(411)
Plan assets at fair value, primarily listed stocks and U. S. Bonds	455	310

Projected benefit obligations (greater)/less than plan assets	(206)	(101)
Unrecognized net gain from past experience different from that assumed and effects of changes in assumptions	—	—
Prior service cost not yet recognized in net periodic pension cost	19	22
Unrecognized net (assets) at transition	247	126

(Accrued) pension cost	$60	$47

Net pension cost includes the following components:
Service cost-benefit earned during period	$100	$75
Interest cost on projected benefit obligation	31	21
Actual return on plan assets	(22)	(15)
Net amortization and deferral	2	2

Net periodic pension cost	$111	$83

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 5.75% for 2005 and 6.50% for 2004. The expected long-term rate of return on plan assets was 8.5% in 2005 and 2004.

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets of approximately $989. As of December 31, 2005 a core deposit study has not been completed. Preliminary estimates on core deposit intangible range between $200 and $250. Once this study is completed the Company will allocate a portion of the intangible assets to core deposit intangible, with the remainder being recorded as goodwill.

NOTE 12. STOCK OFFERING

During 2005 the Company began a public stock offering of 725,000 shares of common stock, which when completed will increase capital by $11.6 million. This offering was done to support expansion into bordering Harrison County and the growing Jefferson County area in West Virginia’s eastern panhandle. At December 31, 2005, the Company has added approximately $9 million in capital from this offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan provides for the issuance of stock options to participating employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant, therefore, no compensation expense is recognized. All options granted prior to 2004 vest in 4 years, and expire 10 years from the date of grant. For options granted in 2004 and 2005 the vesting period has been accelerated to fully vest at December 31, 2005. These options also expire 10 years from the date of the grant.

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2005		2004
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	40,829	$10.12	36,885	$10.00
Granted	134,483	16.00	2,000	12.38
Adjust for 5% stock dividend	—	$—	1,944	$10.12
Exercised	—	—	—	—
Canceled	—	—	—	—

Outstanding at end of year	175,312	$14.63	40,829	$10.12

Exercisable at end of year	175,312	$14.63	38,336	$9.99

Weighted-average fair value of options granted during the year		$5.45		$4.30

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 4.25% and 4.10% for 2005 and 2004, respectively, and a weighted-average expected life of the options of 7 years for 2005 and 2004. No volatility or expected dividends were used to estimate fair value due to MVB’s stock not being publicly traded, and MVB having no history of dividend payments.

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.98	37,154	5.00	$9.98	37,154	$9.98
$10.48	1,575	6.00	$10.48	1,575	$10.48
$12.38	2,100	9.00	$12.38	2,100	$12.38

$16.00	134,483	10.00	$16.00	134,483	$16.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

NOTE 14. REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2005 and 2004, the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Since that notification MVB Financial Corp. has added $9 million in capital through a public offering that when completed will add roughly $11.5 million in capital. Both the Company’s and the Bank’s actual capital amounts and ratios are presented in the table below.

	ACTUAL		MINIMUM TO BE WELL CAPITALIZED		MINIMUM FOR CAPITAL ADEQUACY PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT		RATIO
As of December 31, 2005
Total Capital
(to risk-weighted assets)
Consolidated	$19,391	17.6%	$11,062	10.0%		N/A
Subsidiary Bank	$18,126	16.5%	$11,017	10.0%	$8,814		8.0%

Tier I Capital
(to risk-weighted assets)
Consolidated	$18,518	16.8%	$6,637	6.0%		N/A
Subsidiary Bank	$17,253	15.7%	$6,610	6.0%	$4,407		4.0%

Tier I Capital
(to average assets)
Consolidated	$18,518	12.7%	$8,784	6.0%		N/A
Subsidiary Bank	$17,253	11.8%	$8,757	6.0%	$5,838		4.0%

As of December 31, 2004
Total Capital
(to risk-weighted assets)
Consolidated	$9,734	12.4%	$7,840	10.0%		N/A
Subsidiary Bank	$9,721	12.4%	$7,838	10.0%	$6,271		8.0%

Tier I Capital
(to risk-weighted assets)
Consolidated	$8,843	11.3%	$4,704	6.0%		N/A
Subsidiary Bank	$8,830	11.3%	$4,703	6.0%	$3,135		4.0%

Tier I Capital
(to average assets)
Consolidated	$8,843	8.3%	$6,349	6.0%		N/A
Subsidiary Bank	$8,830	8.3%	$6,348	6.0%	$4,232		4.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceeding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

(Dollars in thousands)
Years ended December 31:
2006	$54
2007	54
2008	54
2009	55
2010	55
Thereafter	540

Total minimum payments required:	$812

Total lease expense for the years ended December 31, 2005 and 2004 was $53 and $24, respectively.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

Short-term financial instruments: The carrying values of short-term financial instruments including cash and due from banks, interest bearing balances - FHLB, and certificates of deposit in other banks approximate the fair value of these instruments.

Securities: Estimated fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Loans: The estimated fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality. No prepayments of principal are assumed.

Accrued interest receivable and payable: The carrying values of accrued interest receivable and payable approximate their estimated fair values.

Repurchase agreements: The fair values of repurchase agreements approximate their estimated fair values.

Deposits: The estimated fair values of demand deposits (i.e, non interest bearing checking, NOW and money market), savings accounts and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Off-balance sheet instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown.

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2005
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	3,130	3,130
Interest bearing balances - FHLB	2,723	2,723
Certificates of deposit in other banks	891	891
Securities available-for-sale	24,926	24,926
Securities held-to-maturity	3,608	3,608
Loans	105,214	105,740
Accrued interest receivable	659	659

	141,151	141,677
Financial liabilities:
Deposits	113,953	113,346
Repurchase agreements	15,309	15,309
Federal Home Loan Bank Borrowings	3,002	3,002
Accrued interest payable	294	294

	132,558	131,951

	December 31, 2004
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	2,153	2,153
Interest bearing balances - FHLB	305	305
Certificates of deposit in other banks	1,585	1,585
Securities available-for-sale	18,919	18,919
Securities held-to-maturity	1,461	1,461
Loans	78,844	79,238
Accrued interest receivable	419	419

	103,686	104,080
Financial liabilities:
Deposits	85,486	85,174
Repurchase agreements	7,498	7,498
Federal Home Loan Bank Borrowings	4,039	4,039
Accrued interest payable	140	140

	97,163	96,851

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

NOTE 18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company’s balance sheets at December 31, 2005 and 2004, and the related statements of income and cash flows for each of those years are presented below:

(Dollars in thousands, except share data)	December 31
Balance Sheets	2005	2004
Assets
Cash	$445	$—
Investment in bank subsidiary, eliminated in consolidation	18,068	8,832
Other assets	5	20

Total assets	18,518	8,852

Liabilities and shareholders’ equity
Liabilities
Other liabilities	$—	$9
Total liabilities	—	9

Stockholders’ equity
Preferred stock, par value $1,000; 5,000 shares authorized, none issued	$—	$—
Common stock, par value $1; 4,000,000 shares authorized; 1,336,517 and
743,060 shares issued and outstanding, respectively	1,336	743
Additional paid in capital	15,750	6,975
Treasury stock	(10)	(9)
Retained earnings	1,885	1,323
Accumulated other comprehensive income	(443)	(189)

Total stockholders’ equity	18,518	8,843
Total liabilities and stockholders’ equity	18,518	8,852

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2005

(Dollars in thousands)
Statements of Income	2005	2004
Income - dividends from bank subsidiary	$100	$70
Expenses - operating	29	45

Income before income taxes and undistributed income	71	25
Equity in undistributed income of bank subsidiary	491	1,033

Net income	$562	$1,058

(Dollars in thousands)
Statements of Cash Flows	2005	2004
OPERATING ACTIVITIES
Net income	$562	$1,058
Equity in undistributed income of bank subsidiary	(491)	(1,033)
Decrease/(increase) in other assets	15	(21)
(Decrease)/increase in other liabilities	(9)	8

Net cash provided by operating activities	77	12

INVESTING ACTIVITIES
Purchases of premises and equipment	—	(3)

Net cash (used in) investing activities	—	(3)

FINANCING ACTIVITIES
Proceeds of stock offering	9,369	—
Investment in subsidiary	(9,000)	—
Purchase of treasury stock	(1)	(9)

Net cash provided by/(used in) financing activities	368	(9)

Increase in cash	$445	$—

Cash at beginning of period	0	0

Cash at end of period	$445	$—

(Brown Edwards & Company, L.L.P. letterhead)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

    and Stockholders of

MVB Financial Corp.

    Fairmont, West Virginia

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the consolidated financial position of MVB Financial Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown, Edwards & Company, L. L. P

Bluefield, West Virginia

January 27, 2006

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective as of December 31, 2005.

There were no significant changes in the company’s internal controls over financial reporting during the fourth quarter of 2005.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 2-4 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2006. For discussion of the audit committee financial expert of MVB, see “Committees of the Board”, on page 5 of MVB’s definitive proxy statement relating to MVB’s Annual Meeting of Shareholders for 2006, which is expressly incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

See “Executive Compensation” on page 8 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2006.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2006 which section is expressly incorporated by reference. For equity compensation plan information, please refer to exhibit 99.1.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MVB and the Bank have, and expect to continue to have, banking and other transactions in the ordinary course of business with its directors and officers and their affiliates, including members of their families or corporations, partnerships or other organizations in which officers or directors have a controlling interest, on substantially the same terms (including documentation, price, interest rates and collateral, repayment and amortization schedules and default provisions) as those prevailing at the time for comparable transactions with unrelated parties. All of these transactions were made on substantially the same terms (including interest rates, collateral and repayment terms on loans) as comparable transactions with non-affiliated persons. MVB’s management believes that these transactions did not involve more than the normal business risk of collection or include any unfavorable features.

During 2005, Director Mossallati constructed the Bridgeport Banking Office for MVB. He was selected after solicitation of comparative estimates and notification to the WV Division of Banking and the Federal Deposit Insurance Corporation. Upon completion, the facility was appraised by an independent appraiser at $1.6 million, which is more than the total cost of the project. The transactions with Director Mossallati were on terms and conditions which were at least as favorable to MVB as those available from unrelated third parties.

Total loans outstanding from the Bank at December 31, 2005 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $3.3 million or 18.3% of total equity capital and 3.2% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS

Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 51. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on page 13 and 14 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2006.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-KSB for Fiscal Year Ended December 31, 2005

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land to be occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Footnotes to Financial Statements Note 1 “Net Income per Common Share”

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Equity Compensation Plan Information	Filed herewith

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 27, 2006

MVB FINANCIAL CORP.

By:	/S/ JAMES R. MARTIN
James R. Martin President and Chief Executive Officer (Duly Authorized Officer)

By:	/S/ ERIC L. TICHENOR
Eric L. Tichenor Vice President and Chief Financial Officer (Principal Accounting Officer)