Form 10QSB
period 2006-03-31
MVB FINANCIAL CORP
filed 2006-05-15
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

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

Check whether the registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2006, the number of shares outstanding of the issuer’s only class of common stock was 1,355,392.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-8 of this report.

	Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	2

	Consolidated Statements of Income for the Three Months ended March 31, 2006 and 2005	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 9-22 of this report.

Item 3.	Controls and Procedures	18

Part II.	Other Information	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on 8K	20

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31 2006 (Unaudited)	December 31 2005 (Note 1)
Assets
Cash and due from banks	$5,518	$3,130
Interest bearing balances – FHLB	115	2,723
Certificates of deposit in other banks	693	891
Investment securities:
Securities held-to-maturity, at cost	2,599	3,608
Securities available-for-sale, at approximate market value	23,794	24,926

Loans:	117,667	105,214
Less: Allowance for loan losses	(928)	(873)

Net loans	116,739	104,341
Loans held for sale	—	—
Bank premises, furniture and equipment, net	5,583	5,626
Accrued interest receivable and other assets	6,344	6,089

Total assets	$161,385	$151,334

Liabilities
Deposits
Non-interest bearing	$15,951	$13,521
Interest bearing	101,445	100,432

Total deposits	117,396	113,953

Accrued interest, taxes and other liabilities	760	552
Repurchase agreements and federal funds sold	19,542	15,309
Federal Home Loan Bank borrowings	4,738	3,002

Total liabilities	142,436	132,816

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,355,392 and 1,336,517 issued and outstanding, respectively	1,355	1,336
Additional paid-in capital	16,033	15,750
Treasury stock	(12)	(10)
Retained earnings	2,058	1,885
Accumulated other comprehensive income (loss)	(485)	(443)

Total stockholders’ equity	18,949	18,518

Total liabilities and stockholders’ equity	$161,385	$151,334

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended March 31
	2006	2005
Interest income
Interest and fees on loans	$1,760	$1,208
Interest on deposits with other banks	22	34
Interest on investment securities – taxable	282	182
Interest on tax exempt loans and securities	79	47

Total interest income	2,143	1,471

Interest expense
Deposits	684	378
Repurchase agreements and federal funds sold	128	30
Federal Home Loan Bank borrowings	50	48

Total interest expense	862	456

Net interest income	1,281	1,015

Provision for loan losses	75	35

Net interest income after provision for loan losses	1,206	980

Other income
Service charges on deposit accounts	137	106
Income on bank owned life insurance	37	13
Visa debit card income	38	26
Income on loans held for sale	31	2
Other operating income	17	21

Total other income	260	168

Other expense
Salary and employee benefits	715	425
Occupancy expense	93	45
Equipment expense	81	44
Data processing	149	110
Advertising	12	14
Legal and accounting fees	20	18
Printing, stationery and supplies	23	16
Other taxes	21	21
Other operating expenses	130	84

Total other expense	1,244	777

Income before income taxes	222	371

Income tax expense	49	126

Net income	$173	$245

Basic net income per share	$0.13	$0.33
Diluted net income per share	$0.11	$0.32
Basic weighted average shares outstanding	1,347,751	743,060
Diluted weighted average shares outstanding	1,508,052	771,182

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2006	2005
Operating activities
Net income	$173	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	35
Depreciation	77	33
Loans originated for sale	(2,538)	—
Proceeds of loans sold	2,538	—
Amortization, net of accretion	12	26
(Increase)/decrease in interest receivable and other assets	(293)	107
Increase in accrued interest, taxes, and other liabilities	208	10

Net cash (used in)/provided by operating activities	252	456

Investing activities
(Increase)/decrease in loans made to customers	(12,473)	300
Purchases of premises and equipment	(34)	(150)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	2,607	(7,400)
Purchases of certificates of deposit with other banks	(594)	(2,079)
Proceeds from maturity of certificates of deposit with other Banks	792	595
Proceeds from sales, maturities and calls of securities available-for-sale	2,122	830
Proceeds from maturities and calls of securities held-to-maturity	5	—

Net cash used in investing activities	(7,575)	(7,904)

Financing activities
Net increase in deposits	3,442	6,483
Net increase in repurchase agreements and federal funds sold	4,233	1,423
Net increase in Federal Home Loan Bank Borrowings	1,736	14
Purchase of treasury stock	(2)	(1)
Proceeds of stock offering	302	—

Net cash provided by financing activities	9,711	7,919

Increase in cash and cash equivalents	2,388	471

Cash and cash equivalents - beginning of period	3,130	2,153

Cash and cash equivalents - end of period	$5,518	$2,624

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$893	$450
Income taxes	$—	$174

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The consolidated balance sheet as of December 31, 2005 has been extracted from audited financial statements included in MVB’s 2005 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2005, Form 10-KSB filed with the Securities and Exchange Commission.

Note 2. Allowance for Loan Losses

The provision for loan losses for the three months ended March 31, 2006 and 2005, was $75 and $35, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee, which is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. The allocation among the various components of the loan portfolio and its adequacy is somewhat difficult considering the limited operating history of MVB. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy. While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information has been an indication of a potential problem.

The results of this analysis at March 31, 2006, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	March 31
(Dollars in thousands)	2006	2005
Allowance for loan losses
Balance, beginning of period	$873	$891

Loan charge-offs	(24)	(31)
Loan recoveries	4	2

Net charge-offs	(20)	(29)
Loan loss provision	75	35

Balance, end of period	$928	$897

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of March 31, 2006 and December 31, 2005, the Company had repurchase agreements of $19,542 and $15,309.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2006 was approximately $46,224.

Borrowings from the FHLB were as follows:

	March 31 2006	December 31 2005
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	1,273	1,289
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	710	713
Floating interest rate note, originating March 2003, due December 2006, interest payable monthly. Overnight rate of 4.90% at March 31, 2006.	1,755	—

	$4,738	$3,002

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2006	1,812
2007	80
2008	84
2009	89
2010	93
Thereafter	2,580

4,738

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Mar 31 2006	Mar 31 2005
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(443)	$(189)

Unrealized gains/(losses) on securities available for sale	(3)	(250)
Pension liability adjustment	(40)	5
Deferred income tax effect	1	100

Net change in other comprehensive income	(42)	145

Ending accumulated other comprehensive income	$(485)	$(334)

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2006 and 2005, stock options to purchase 175,312 and 40,829 shares at an average price of $14.63 and $10.12, respectively, were outstanding. For the three months ended March 31, 2006 and 2005, the dilutive effect of stock options was 160,301 and 28,122 shares, respectively.

Note 6 – Recent Accounting Pronouncements

There are no recent accounting pronouncements issued by the Financial Accounting Standards Board that are relevant to MVB.

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

At March 31, 2006 and for the Three Months Ended March 31, 2006 and 2005:

	Three Months Ended March 31
	2006	2005
Net income to:
Average assets	.44%	.90%
Average stockholders’ equity	3.79	11.01
Net interest margin	3.66	3.91

Average stockholders’ equity to average assets	11.70	8.14
Total loans to total deposits (end of period)	100.23	85.37
Allowance for loan losses to total loans (end of period)	.79	1.14
Efficiency ratio	80.07	65.49
Capital ratios:
Tier 1 capital ratio	14.49	11.36
Risk-based capital ratio	15.26	12.49
Leverage ratio	11.25	8.19
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$13.43	$11.97
Market value per share (end of period)*	16.00	16.00
Basic earnings per share	.13	.33
Diluted earnings per share	.11	.32

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. During August of 2005, the bank opened a full-service office at 1000 Johnson Avenue in Bridgeport, WV. In October of 2005 MVB Bank, Inc. purchased an office at 88 Somerset Boulevard in Charles Town, WV. Additionally, the bank is currently operating a loan production office in Martinsburg, WV, with plans to explore further expansion in West Virginia’s eastern panhandle.

During 2005, MVB Financial Corp. formed two wholly-owned second-tier holding companies, MVB Marion, Inc. and MVB Harrison, Inc. As part of the capitalization of MVB Marion, Inc., MVB Financial Corp. contributed its investment in the bank to MVB Marion, Inc. At March 31, 2006, MVB has invested $9.0 million of the proceeds of an $11.6 million stock offering in process to capitalize MVB Harrison, Inc., which in turn has invested $9.0 million in MVB Bank, Inc. As of March 31, 2006, MVB Harrison, Inc. had purchased 562,500 shares of MVB Bank, Inc. representing an ownership percentage of 44.3 percent of MVB Bank, Inc., while MVB Marion, Inc. owned 55.7 percent of the bank.

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2005 Annual Report on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2006, MVB earned $173 compared to $245 in the first quarter of 2005. First quarter net income declined $72 from 2005. This decline in net income is directly related to the opening of offices in the Harrison and Jefferson County areas of West Virginia. The most significant item impacting the current quarter’s profitability was salaries and benefits of $344 relating to the Harrison and Jefferson County offices.

Loan loss provisions of $75 and $35 were made for the quarters ended March 31, 2006 and 2005, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2006 and 2005 totaled $260 and $168, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $137 at March 31, 2006, an increase of $31 over the first quarter of 2005. Other items that were significant factors in the increase in non-interest income were as follows: income on loans held for sale increased by $29, income on bank-owned life insurance increased by $24, and Visa debit card income increased by $12.

Non-interest expense for the quarters ended March 31, 2006 and 2005 totaled $1.2 million and $777, respectively. $430 of this $467 increase relates to the expansion into the Harrison and Jefferson County areas. The most significant portion of this increase relates to staffing costs of $293 for the additional offices. Other significant items relating to this increase were occupancy expense and equipment depreciation and maintenance costs for the two new offices of $55 and $37, respectively.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements and Federal Home Loan Bank advances. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2006 and 2005 was 3.66% and 3.91% respectively. As the Federal Reserve continued its consistent rate tightening during 2005, MVB’s cost of funds increased as well. The cost of interest-bearing liabilities increased from 2.02% during the first quarter of 2005 to 2.83% during the first quarter of 2006. This 81 basis point increase is primarily due to the following: an 83 basis point increase on certificates of deposit, an 87 basis point increase on money market accounts, and a 143 basis point increase on repurchase agreements. Despite nearly doubling in cost, the repurchase agreements remain one of the most attractive sources of funds for MVB. In addition to the Federal Reserve rate increases, some of the rising cost of funds is attributable to the bank’s presence in the Jefferson County market.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$2,112	$22	4.17%	$5,766	$34	2.36%
Federal funds sold	—	—	—	—	—	—
Investment securities	27,803	289	4.16	20,362	188	3.69
Loans:
Commercial	55,144	985	7.02	37,558	604	6.43
Tax exempt	6,366	72	4.52	3,775	41	4.34
Consumer	13,404	245	7.31	12,885	260	8.07
Real estate	36,214	530	5.85	24,578	344	5.60
Allowance for loan losses	(895)	—	—	(896)	—	—

Net loans	110,233	1,815	6.65	77,900	1,249	6.41

Total earning assets	140,148	2,143	6.12	104,028	1,471	5.66
Cash and due from banks	3,919			2,646
Other assets	11,958			3,480

Total assets	$156,025			$110,154

Liabilities
Deposits:
Non-interest bearing demand	$15,242	$—%		$10,516	$—%

NOW	11,085	14	0.51	8,882	11	0.50
Money market checking	27,245	134	1.97	24,364	67	1.10
Savings	6,374	9	0.56	5,802	9	0.62
IRAs	5,161	48	3.72	4,535	38	3.35
CDs	51,072	478	3.74	34,750	253	2.91
Repurchase agreements & FFS	17,169	129	3.01	7,601	30	1.58
FHLB borrowings	3,782	50	5.29	4,359	48	4.40

Total interest-bearing liabilities	121,888	862	2.83	90,293	456	2.02

Other liabilities	637			379

Total liabilities	137,767			101,188

Stockholders’ equity
Common stock	1,271			743
Paid-in capital	14,975			6,975
Retained earnings	2,424			1,449
Accumulated other comprehensive income	(412)			(201)

Total stockholders’ equity	18,258			8,966

Total liabilities and stockholders’ equity	$156,025			$110,154

Net interest spread			3.29			3.64
Impact of non-interest bearing funds on margin			.37			0.27

Net interest income-margin		$1,281	3.66%		$1,015	3.91%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $260 in the first quarter of 2006 compared to $168 in the first quarter of 2005.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $12 from the first quarter of 2005 through increased card penetration to existing and new customers, and income on loans held for sale, which increased by $29 from the first quarter of 2005, mainly a product of the bank’s presence in the Harrison County market.

Non-Interest Expense

For the first quarter of 2006, non-interest expense totaled $1.2 million compared to $777 in the first quarter of 2005. MVB’s efficiency ratio was 80.07% for the first quarter of 2006 compared to 65.49% for the first quarter of 2005. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s 2006 efficiency ratio has increased due mainly to the staffing and equipment requirements for the Harrison and Jefferson County offices.

Salaries and benefits totaled $715 for the quarter ended March 31, 2006 compared to $425 for the quarter ended March 31, 2005. This increase in salaries and benefits reflects MVB’s additional staffing for new locations and adjustments to existing personnel to continue providing outstanding customer service. MVB had 64 full-time equivalent personnel at March 31, 2006 compared to 51 full-time equivalent personnel as of March 31, 2005. This increase is mainly due to the addition of staff for the new offices. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2006 and 2005, occupancy expense totaled $93 and $45, respectively. This increase is a result of the addition of full-service banking offices in Harrison and Jefferson counties during 2005.

Equipment expense totaled $81 in the first quarter of 2006 compared to $44 for the first quarter of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $49 for the quarter ended March 31, 2006 and $23 for the quarter ended March 31, 2005. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Harrison and Jefferson County banking offices.

Data processing costs totaled $149 in the first quarter of 2006 compared to $110 in the first quarter of 2005. These increases are due mainly to the overall account and transaction growth of the bank and in part to the introduction of internet banking and bill payment services in the late 2005.

Other operating expense totaled $130 in the first quarter of 2006 compared to $84 in the first quarter of 2005. The primary components of growth in this area are increases in travel, training, and communication expenses relating to the additional offices.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .44% and 3.79% for the first quarter of 2006 compared to .90% and 11.01% in the first quarter of 2005. As anticipated these performance indicators have declined from the first quarter of 2005 to the first quarter of 2006 with the additional expenses relating to the Harrison and Jefferson County offices and the addition of $9.7 million in capital.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2006 compared to 2005. The most significant areas of change between the quarters ended March 31, 2006 and March 31, 2005 were as follows: net loans increased to an average balance of $110.2 million from $77.9 million, interest-bearing liabilities grew to an average balance of $121.9 million from $90.3 million, and stockholders’ equity increased to an average balance of $18.3 million from $9.0 million. These trends reflect the continued growth of MVB.

Total assets at March 31, 2006 were $161.4 million or an increase of $10.0 million since December 31, 2005. This is mainly attributable to the bank’s expansion into the Harrison and Jefferson County markets and continued emphasis on offering competitive products to customers combined with quality customer service. Asset growth has occurred primarily in commercial and mortgage loans. Commercial loans increased by $7.8 million, $5.9 million of which was generated by the Harrison County office. Mortgage loans increased by $5.0 million, $2.9 million of which was generated in the Harrison County office, with another $1.7 million generated in the Jefferson County office.

Deposits totaled $117.4 million at March 31, 2006 or an increase of $3.4 million since December 31, 2005. Repurchase agreements totaled $19.5 million and have increased $4.2 million since December 31, 2005.

Stockholders’ equity has increased approximately $431 from December 31, 2005 due to the issuance of 18,875 shares of MVB’s 725,000 share stock offering, earnings for the three months ended March 31, 2006 of $173 and accumulated other comprehensive loss of $42.

Cash and Cash Equivalents

Cash and cash equivalents totaled $5.5 million as of March 31, 2006 compared to $3.1 million as of December 31, 2005, or an increase of $2.4 million, most of which relates to the size of the bank’s outgoing cash letter from March 31.

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

Investment Securities

Investment securities totaled $26.4 million as of March 31, 2006 and $28.5 million as of December 31, 2005. Government sponsored agency securities comprise the majority of the portfolio.

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

Loans

The bank’s lending is primarily focused in the Marion and Harrison and Jefferson County areas of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)	March 31 2006	December 31 2005
Commercial	$18,300	$18,122
Real estate, commercial	48,326	40,659
Real estate, mortgage	33,586	28,575
Consumer	17,455	17,858

Total loans	$117,667	$105,214

Loan Concentration

At March 31, 2006, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	March 31
	2006	2005
Non-accrual loans:
Commercial	$1,590	$—
Real Estate	—	79
Consumer	—	—

Total non-accrual loans	1,590	79
Renegotiated loans	—	—

Total non-performing loans	1,590	79
Other real estate, net	—	—

Total non-performing assets	$1,590	$79

Accruing loans past due 30 days or more	$468	$283
Non-performing loans as a % of total loans	1.35%	.10%
Allowance for loan losses as a % of non-performing loans	58.36%	1,135%

The non-performing loan numbers include a USDA secured loan of $1.3 million which has since been paid off, and a WVEDA secured loan of $250, which is 100% guaranteed. Taking this information into consideration, total non-performing loans as a percentage of total loans becomes .03% versus the 1.35% in the table above. The allowance for loan losses as a percentage of non-performing loans would then become 2,651%. Both of these measurements would be improvements over the same time period in 2005.

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $117.4 million at March 31, 2006.

Non-interest bearing deposits remain a core funding source for MVB. At March 31, 2006, non-interest bearing deposits totaled $15.9 million compared to $13.5 million at December 31, 2005. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $101.4 million at March 31, 2006 compared to $100.4 million at December 31, 2005. Average interest-bearing liabilities totaled $121.9 million during the first quarter of 2006 compared to $90.3 million for the first quarter of 2005. Average non-interest bearing demand deposits totaled $15.2 million for the first quarter of 2006 compared to $10.5 million for the first quarter of 2005. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2006, repurchase agreements totaled $19.5 million compared to $15.3 million at December 31, 2005. In addition to the aforementioned funds alternatives, MVB has access to more than $46.3 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $2.5 million line of credit with the Bankers Bank of Atlanta, a $3.5 million line of credit with the Community Bankers Bank of Virginia and the ability to readily sell jumbo certificates of deposits to other banks.

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

In 2006, MVB will complete a public offering of 725,000 shares totaling $11.6 million.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital. MVB Financial Corp. is in the process of completing an $11.6 million public stock offering, which was done to fund expansion into the Harrison and Jefferson County areas. At March 31, 2006, MVB has sold 612,332 shares resulting in an increase in capital of $9.7 million.

At March 31, 2006, accumulated other comprehensive (loss) totaled $(485) compared to $(443) at December 31, 2005. This change relates primarily to an adjustment of the banks pension liability.

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

MVB must also comply with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2005 Form 10-KSB. At March 31, 2006, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2006 and December 31, 2005 was $22.4 million and $21.3 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2005. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2005.

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

Future Outlook

The bank’s results of operations in the first quarter of 2006 reflect a full quarter’s costs relating to the additions of the Harrison and Jefferson County offices, versus the first quarter of 2005 when only March reflected the impact of MVB’s expansion. Results in the first quarter of 2006 are an improvement over the fourth quarter of 2005, and should continue to improve as the Harrison and Jefferson County offices continue to grow. MVB’s emphasis in future periods will be to continue to do those things that have made the bank successful thus far. The critical challenge for the bank in the future will remain the delivery of the most outstanding customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of technology to deliver even better customer service. The bank introduced internet banking in the second quarter of 2005 and will continue to explore all options which better enable the bank to service its customers. Presently MVB is working to make its customer base more aware of products such as internet banking and bill payment services, to further take advantage of products which deliver even faster and more efficient customer service.

2006 will be a year of continued growth for MVB, as the Harrison and Jefferson County offices continue to mature. MVB should begin to reap the benefits of 2005’s expansion during the remainder of 2006.

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

Changes in internal controls

In addition, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

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

May 15, 2006

MVB Financial Corp.

By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer