Form 10QSB
period 2006-06-30
MVB FINANCIAL CORP
filed 2006-08-11
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2006

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

301 Virginia Avenue

Fairmont, West Virginia 26554-2777

(Address of principal executive offices)

304-363-4800

(Issuer’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 14, 2006, the number of shares outstanding of the issuer’s only class of common stock was 1,467,849.

Transitional	Small Business format (check one): Yes ☐ No ☒

MVB Financial Corp.

Part I.	Financial Information	2

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-7 of this report.

	Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	2

	Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 7-18 of this report.

Item 3.	Controls and Procedures	18

Part II.	Other Information	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	June 30 2006 (Unaudited)	December 31 2005 (Note 1)
Assets
Cash and due from banks	$4,840	$3,130
Interest bearing balances – FHLB	35	2,723
Certificates of deposit in other banks	—	891
Investment securities:
Securities held-to-maturity, at cost	2,331	3,608
Securities available-for-sale, at approximate market value	23,496	24,926

Loans:	125,772	105,214
Less: Allowance for loan losses	(998)	(873)

Net loans	124,774	104,341
Loans held for sale	1,018	—
Bank premises, furniture and equipment, net	5,526	5,626
Accrued interest receivable and other assets	6,797	6,089

Total assets	$168,817	$151,334

Liabilities
Deposits
Non-interest bearing	$15,321	$13,521
Interest bearing	101,156	100,432

Total deposits	116,477	113,953

Accrued interest, taxes and other liabilities	850	552
Repurchase agreements and federal funds sold	17,199	15,309
Federal Home Loan Bank borrowings	13,421	3,002

Total liabilities	147,947	132,816

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,467,849 and 1,336,517 issued and outstanding, respectively	1,468	1,336
Additional paid-in capital	17,720	15,750
Accumulated other comprehensive income (loss)	(581)	(443)
Retained earnings	2,275	1,885
Treasury Stock	(12)	(10)

Total stockholders’ equity	20,870	18,518

Total liabilities and stockholders’ equity	$168,817	$151,334

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$3,796	$2,458	$2,036	$1,251
Interest on deposits with other banks	24	67	2	34
Interest on federal funds sold	—	4	—	4
Interest on investment securities – taxable	553	377	271	195
Interest on tax exempt loans and securities	161	104	82	57

Total interest income	4,534	3,010	2,391	1,541

Interest expense
Deposits	1,428	789	744	410
Repurchase agreements and federal funds sold	286	84	158	54
Federal Home Loan Bank borrowings	158	98	108	51

Total interest expense	1,872	971	1,010	515

Net interest income	2,662	2,039	1,381	1,026

Provision for loan losses	162	55	87	20

Net interest income after provision for loan losses	2,500	1,984	1,294	1,006

Other income
Service charges on deposit accounts	289	220	152	114
Income on bank owned life insurance	73	28	36	14
Visa debit card income	80	54	42	27
Income on loans held for sale	71	13	40	12
Other operating income	36	33	19	13
Loss on sale of securities	(4)	(5)	(4)	(5)

Total other income	545	343	285	175

Other expense
Salary and employee benefits	1,437	1,076	722	652
Occupancy expense	187	92	94	47
Equipment expense	157	109	76	65
Data processing	306	230	157	120
Advertising	31	29	19	15
Legal and accounting fees	38	37	18	19
Printing, stationery and supplies	49	35	26	17
Other taxes	44	42	23	19
Other operating expenses	277	207	147	128

Total other expense	2,526	1,857	1,282	1,082

Income before income taxes	519	470	297	99

Income tax expense	130	145	81	19

Net income	$389	$325	$216	$80

Basic net income per share	$0.28	$0.44	$0.15	$0.11
Diluted net income per share	$0.25	$0.42	$0.14	$0.10
Basic weighted average shares outstanding	1,387,460	744,787	1,426,733	746,494
Diluted weighted average shares outstanding	1,547,761	769,394	1,587,034	771,101

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30
	2006	2005
Operating activities
Net income	$389	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	162	55
Depreciation	155	69
Loans originated for sale	(3,454)	—
Proceeds of loans sold	2,436	—
Amortization, net of accretion	24	57
(Increase)/decrease in interest receivable and other assets	(681)	(2,487)
Increase in accrued interest, taxes, and other liabilities	298	13

Net cash (used in)/operating activities	(671)	(1,968)

Investing activities
(Increase)/decrease in loans made to customers	(20,595)	(7,148)
Purchases of premises and equipment	(55)	(1,645)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	2,688	(774)
Purchases of certificates of deposit with other banks	(594)	(2,079)
Proceeds from maturity of certificates of deposit with other Banks	1,485	3,070
Purchases of investment securities available-for-sale	(1,400)	(3,000)
Proceeds from sales, maturities and calls of securities available-for-sale	3,712	2,168
Proceeds from maturities and calls of securities held-to-maturity	209	23

Net cash used in investing activities	(14,550)	(9,385)

Financing activities
Net increase in deposits	2,523	3,637
Net increase in repurchase agreements and federal funds sold	1,890	4,083
Net increase/(decrease) in Federal Home Loan Bank Borrowings	10,419	(272)
Purchase of treasury stock	(2)	(1)
Proceeds of stock offering	2,101	5,026

Net cash provided by financing activities	16,931	12,473

Increase in cash and cash equivalents	1,710	1,120

Cash and cash equivalents - beginning of period	3,130	2,153

Cash and cash equivalents - end of period	$4,840	$3,273

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$1,876	$955
Income taxes	$—	$481

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 2. Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2006 and 2005, was $162 and $55, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee, which is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. The allocation among the various components of the loan portfolio and its adequacy is somewhat difficult considering the limited operating history in newer markets. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity.

The results of this analysis at June 30, 2006, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	June 30
(Dollars in thousands)	2006	2005
Allowance for loan losses
Balance, beginning of period	$873	$891

Loan charge-offs	(42)	(72)
Loan recoveries	5	6

Net charge-offs	(37)	(66)
Loan loss provision	162	55

Balance, end of period	$998	$880

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	June 30
(Dollars in thousands)	2006	2005
Non-accrual loans:
Commercial	$72	$—
Real Estate	—	—
Consumer	—	—

Total non-accrual loans	72	—
Renegotiated loans	—	—

Total non-performing loans	72	—
Other real estate, net	—	—

Total non-performing assets	$72	$—

Accruing loans past due 90 days or more	$10	$248
Non-performing loans as a % of total loans	.06%	.09%
Allowance for loan losses as a % of non-performing loans	1386%	—

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of June 30, 2006 and December 31, 2005, the Company had repurchase agreements of $17,199 and $15,309.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at June 30, 2006 was approximately $42.8 million.

Borrowings from the FHLB were as follows:

	June 30 2006	December 31 2005
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,257	1,289
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	707	713
Floating interest rate note, originating March 2003, due December 2006, interest payable monthly. Overnight rate of 5.34% at June 30, 2006.	10,457	—

	$13,421	$3,002

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2006	10,495
2007	80
2008	84
2009	89
2010	93
Thereafter	2,580

13,421

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Jun 30 2006	Jun 30 2005
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(443)	$(189)

Unrealized gains/(losses) on securities available for sale	(162)	(89)
Pension liability adjustment	(40)	5
Deferred income tax effect	64	36

Net change in other comprehensive income	(138)	(48)

Ending accumulated other comprehensive income	$(581)	$(237)

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2006 and 2005, stock options to purchase 175,312 and 40,829 shares at an average price of $14.63 and $10.12, respectively, were outstanding. For the six and three months ended June 30, 2006 and 2005, the dilutive effect of stock options was 160,301 and 24,607 shares, respectively.

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

At June 30, 2006 and for the Six and Three Months Ended June 30, 2006 and 2005:

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
Net income to:
Average assets	.49%	.58%	.53%	.28%
Average stockholders’ equity	4.15	7.24	4.49	3.56
Net interest margin	3.66	3.92	3.74	3.95

Average stockholders’ equity to average assets	11.74	7.97	11.79	7.81
Total loans to total deposits (end of period)	107.98	96.41	107.98	96.41
Allowance for loan losses to total loans (end of period)	.79	1.02	.79	1.02
Efficiency ratio	78.76	77.95	76.95	90.09
Capital ratios:
Tier 1 capital ratio	16.03	16.00	16.03	16.00
Risk-based capital ratio	16.83	17.00	16.83	17.00
Leverage ratio	12.37	12.17	12.37	12.17
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$14.22	$13.39	$14.22	$13.39
Market value per share (end of period)*	16.00	16.00	16.00	16.00
Basic earnings per share	.28	.44	.15	.11
Diluted earnings per share	.25	.42	.14	.10

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of MVB Financial Corp. is presented to provide insight into management’s assessment of the financial results. MVB has three wholly-owned second tier holding companies which own 100 percent of MVB Bank, Inc. (“the bank”). The bank is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2006, MVB earned $216 compared to $80 in the second quarter of 2005. Second quarter net income increased $136 from 2005. This increase in net income is the result of a $355 increase in net interest income. During the second quarter of 2005 the Harrison County office was staffed but not yet open, and the Jefferson County office had not yet been acquired. These offices produced net interest income of $391 during the second quarter of 2006, versus $65 for the second quarter of 2005.

Loan loss provisions of $87 and $20 were made for the quarters ended June 30, 2006 and 2005, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2006 and 2005 totaled $285 and $175, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $152 at June 30, 2006, an increase of $38 over the second quarter of 2005. Other items that were significant factors in the increase in non-interest income were as follows: income on loans held for sale increased by $28, income on bank-owned life insurance increased by $22, and Visa debit card income increased by $15.

Non-interest expense for the quarters ended June 30, 2006 and 2005 totaled $1.3 million and $1.1 million, respectively. The most significant portion of this $202 increase relates to staffing costs of $70 for the Jefferson County office. Other significant items relating to this increase were occupancy expense of $47, data processing expense of $37 and other operating expenses of $19.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2006 and 2005 was 3.74% and 3.79% respectively. As the Federal Reserve continues its consistent rate tightening during 2005 and 2006, MVB’s cost of funds has increased as well. The cost of interest-bearing liabilities increased from 2.16% during the second quarter of 2005 to 3.16% during the second quarter of 2006. This 100 basis point increase is primarily due to the following: a 100 basis point increase on certificates of deposit, an 88 basis point increase on money market accounts, and a 126 basis point increase on repurchase agreements. Despite the increase in cost, the repurchase agreements remain one of the most attractive sources of funds for MVB. In addition to the Federal Reserve rate increases, some of the rising cost of funds is attributable to the bank’s competition in the Jefferson County market.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$95	$1	4.63%	$4,859	$34	2.80%
Federal funds sold	—	—	—	633	4	2.53
Investment securities	26,170	277	4.23	21,625	202	3.74
Loans:
Commercial	58,431	1,126	7.70	38,009	602	6.34
Tax exempt	6,583	76	4.60	4,379	51	4.66
Consumer	15,280	276	7.24	12,504	255	8.16
Real estate	41,179	635	6.17	26,486	393	5.94

Total loans	121,473	2,113	6.96	81,378	1,301	6.39

Total earning assets	147,738	2,391	6.47	108,495	1,541	5.68
Cash and due from banks	4,315			2,978
Other assets	11,316			3,694

Total assets	$163,369			$115,167

Liabilities
Deposits:
Non-interest bearing demand	$15,739	$—%		$10,772	$—%

NOW	11,373	14	0.50	9,582	11	0.46
Money market checking	25,537	145	2.28	24,886	87	1.40
Savings	6,468	10	0.59	6,030	9	0.60
IRAs	5,939	59	3.95	4,702	40	3.40
CDs	51,575	516	4.00	34,770	262	3.00
Repurchase agreements & FFS	18,499	158	3.42	12,021	65	2.16
FHLB borrowings	8,242	108	5.24	3,044	41	5.39

Total interest-bearing liabilities	127,633	1,010	3.16	95,035	515	2.16

Other liabilities	738			364

Total liabilities	144,110			106,171

Stockholders’ equity
Common stock	1,325			711
Paid-in capital	15,800			6,589
Retained earnings	2,648			2,021
Accumulated other	(514)			(325)
comprehensive income

Total stockholders’ equity	19,259			8,996

Total liabilities and stockholders’ equity	$163,369			$115,167

Net interest spread			3.31			3.52
Impact of non-interest bearing funds on margin			.43			0.27

Net interest income-margin		$1,381	3.74%		$1,026	3.79%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $285 in the second quarter of 2006 compared to $175 in the second quarter of 2005.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $15 from the second quarter of 2005 through increased card penetration to existing and new customers, and income on loans held for sale, which increased by $28 from the second quarter of 2005, mainly a product of the bank’s presence in the Harrison County market.

Non-Interest Expense

For the second quarter of 2006, non-interest expense totaled $1.3 million compared to $1.1 million in the second quarter of 2005. MVB’s efficiency ratio was 76.95% for the second quarter of 2006 compared to 90.09% for the second quarter of 2005. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s 2006 efficiency ratio has decreased due to the fact that the Harrison County office has been in service for all of 2006, while it had net yet opened during the second quarter of 2005.

Salaries and benefits totaled $722 for the quarter ended June 30, 2006 compared to $652 for the quarter ended June 30, 2005. This increase in salaries and benefits reflects MVB’s additional staffing for the Jefferson County office, which was not acquired until the fourth quarter of 2005. MVB had 63 full-time equivalent personnel at June 30, 2006 compared to 56 full-time equivalent personnel as of June 30, 2005. This increase is mainly due to the addition of staff for the new offices. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2006 and 2005, occupancy expense totaled $94 and $47, respectively. This increase is a result of the addition of full-service banking offices in Harrison and Jefferson counties during 2005.

Equipment expense totaled $76 in the second quarter of 2006 compared to $65 for the second quarter of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $49 for the quarter ended June 30, 2006 and $27 for the quarter ended June 30, 2005. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Harrison and Jefferson County banking offices.

Data processing costs totaled $157 in the second quarter of 2006 compared to $120 in the second quarter of 2005. These increases are due mainly to the overall account and transaction growth of the bank and in part to the introduction of internet banking and bill payment services in the late 2005.

Other operating expense totaled $147 in the second quarter of 2006 compared to $128 in the second quarter of 2005. The primary components of growth in this area are increases in travel, training, and communication expenses relating to the additional offices.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .53% and 4.49% for the second quarter of 2006 compared to .28% and 3.56% in the second quarter of 2005. As anticipated these performance indicators have increased from the second quarter of 2005 to the second quarter of 2006 as the Harrison County office is open and moving towards profitability.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2006 compared to 2005. The most significant areas of change between the quarters ended June 30, 2006 and June 30, 2005 were as follows: net loans increased to an average balance of $121.5 million from $81.4 million, interest-bearing liabilities grew to an average balance of $127.6 million from $95.0 million, and stockholders’ equity increased to an average balance of $19.3 million from $9.0 million. These trends reflect the continued growth of MVB.

Total assets at June 30, 2006 were $168.8 million or an increase of $17.5 million since December 31, 2005. This is mainly attributable to the bank’s expansion into the Harrison and Jefferson County markets and continued emphasis on offering competitive products to customers combined with quality customer service. Asset growth has occurred primarily in commercial and mortgage loans. Commercial loans increased by $10.3 million, $6.6 million of which was generated by the Harrison County office. Mortgage loans increased by $9.1 million, $8.5 million of which was generated in the Harrison County office.

Deposits totaled $116.5 million at June 30, 2006 or an increase of $2.5 million since December 31, 2005. Repurchase agreements totaled $17.2 million and have increased $1.9 million since December 31, 2005.

Stockholders’ equity has increased approximately $2.3 million from December 31, 2005 due to the issuance of 131,332 shares of MVB’s public stock offering, earnings for the six months ended June 30, 2006 of $389 and accumulated other comprehensive loss of $138.

Cash and Cash Equivalents

Cash and cash equivalents totaled $4.8 million as of June 30, 2006 compared to $3.1 million as of December 31, 2005, or an increase of $1.7 million.

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

Investment Securities

Investment securities totaled $25.8 million as of June 30, 2006 and $28.5 million as of December 31, 2005. Government sponsored agency securities comprise the majority of the portfolio.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	June 30 2006	December 31 2005
Commercial	$17,616	$18,122
Real estate, commercial	51,440	40,659
Real estate, mortgage	37,680	28,575
Consumer	19,036	17,858

Total loans	$125,772	$105,214

Loan Concentration

At June 30, 2006, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $116.5 million at June 30, 2006.

Non-interest bearing deposits remain a core funding source for MVB. At June 30, 2006, non-interest bearing deposits totaled $15.3 million compared to $13.5 million at December 31, 2005. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $101.2 million at June 30, 2006 compared to $100.4 million at December 31, 2005. Average interest-bearing liabilities totaled $127.6 million during the second quarter of 2006 compared to $95.0 million for the second quarter of 2005. Average non-interest bearing demand deposits totaled $15.7 million for the second quarter of 2006 compared to $10.8 million for the second quarter of 2005. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At June 30, 2006, repurchase agreements totaled $17.2 million compared to $15.3 million at December 31, 2005. In addition to the aforementioned funds alternatives, MVB has access to more than $42.8 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $4.5 million line of credit with the Bankers Bank of Atlanta, a $3.5 million line of credit with the Community Bankers Bank of Virginia and the ability to readily sell jumbo certificates of deposits to other banks.

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

In 2006, MVB completed a public offering of 725,000 shares totaling $11.6 million.

At June 30, 2006, accumulated other comprehensive (loss) totaled $(581) compared to $(443) at December 31, 2005. This change relates to an adjustment of the banks pension liability and a decrease in the market value of available-for-sale securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2005 Form 10-KSB. At June 30, 2006, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

Commitments

In the normal course of business, the bank is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments express the extent of involvement the bank has in these financial instruments.

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2006 and December 31, 2005 was $24.8 million and $21.3 million, respectively.

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

Future Outlook

The bank’s results of operations in the second quarter of 2006 reflect a marked improvement over the same period during 2005. Results in the second quarter of 2006 are at their highest level since the first quarter of 2005, which was prior to expansion into the Harrison and Jefferson County markets. As the new offices grow and mature earnings should continue to improve. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of technology to deliver even better customer service. The bank introduced internet banking in the second quarter of 2005 and will continue to explore all options which better enable the bank to serve its customers. Presently MVB is working to make its customer base more aware of products such as internet banking and bill payment services, to further take advantage of products which deliver even faster and more efficient customer service.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

MVB’s Annual Shareholder’s Meeting was held on May 16, 2006. Two items were submitted to the Shareholders for consideration. The items and vote are noted below:

Item 1. To elect seven directors for staggered terms of office:

For	Against	Abstain
1,056,791	7,236

Item 2. To approve the appointment of Brown Edwards & Company, L.L.P., as Independent Certified Public Accountants for the year 2006.

For	Against	Abstain
1,053,918	7,247	2,845

Item 5. Other Information

None.

Item 6. Exhibits

(a)	The following exhibits were filed with Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and are incorporated by reference herein.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.1-1	Articles of Incorporation – Amendment

Exhibit 3.2	Bylaws

(b)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2006	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer