Form 10QSB
period 2006-09-30
MVB FINANCIAL CORP
filed 2006-11-08
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

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

As of November 8, 2006, the number of shares outstanding of the issuer’s only class of common stock was 1,467,849.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-7 of this report.

Consolidated Balance Sheets at September 30, 2006 and December 31, 2005
Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2006 and 2005
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 8-18 of this report.

Item 3.	Controls and Procedures

Part II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30 2006	December 31 2005
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$4,229	$3,130
Interest bearing balances – FHLB	36	2,723
Certificates of deposit in other banks	—	891
Investment securities:
Securities held-to-maturity, at cost	2,328	3,608
Securities available-for-sale, at approximate market value	25,465	24,926

Loans:	130,916	105,214
Less: Allowance for loan losses	(1,099)	(873)

Net loans	129,817	104,341
Loans held for sale	1,076	—
Bank premises, furniture and equipment, net	5,455	5,626
Accrued interest receivable and other assets	6,834	6,089

Total assets	$175,240	$151,334

Liabilities
Deposits
Non-interest bearing	$17,483	$13,521
Interest bearing	102,736	100,432

Total deposits	120,219	113,953

Accrued interest, taxes and other liabilities	853	552
Repurchase agreements and federal funds sold	22,671	15,309
Federal Home Loan Bank borrowings	10,173	3,002

Total liabilities	153,916	132,816

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,467,849 and 1,336,517 issued and outstanding, respectively	1,468	1,336
Additional paid-in capital	17,720	15,750
Accumulated other comprehensive income (loss)	(382)	(443)
Retained earnings	2,532	1,885
Treasury Stock	(14)	(10)

Total stockholders’ equity	21,324	18,518

Total liabilities and stockholders’ equity	$175,240	$151,334

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Interest income
Interest and fees on loans	$6,061	$3,864	$2,265	$1,406
Interest on deposits with other banks	25	77	1	10
Interest on federal funds sold	—	4	—	—
Interest on investment securities – taxable	836	562	283	186
Interest on tax exempt loans and securities	246	173	85	68

Total interest income	7,168	4,680	2,634	1,670

Interest expense
Deposits	2,245	1,242	817	453
Repurchase agreements and federal funds sold	486	148	200	65
Federal Home Loan Bank borrowings	332	149	174	50

Total interest expense	3,063	1,539	1,191	568

Net interest income	4,105	3,141	1,443	1,102

Provision for loan losses	284	110	122	55

Net interest income after provision for loan losses	3,821	3,031	1,321	1,047

Other income
Service charges on deposit accounts	434	329	145	109
Income on bank owned life insurance	112	64	39	37
Visa debit card income	123	82	43	28
Origination fees on mortgages sold	153	50	82	37
Other operating income	65	40	29	27
Loss on sale of securities	(4)	(5)	—	—

Total other income	883	560	338	238

Other expense
Salary and employee benefits	2,169	1,757	732	681
Occupancy expense	281	148	94	56
Equipment expense	234	176	77	67
Data processing	467	362	161	132
Advertising	73	53	42	17
Legal and accounting fees	67	54	29	17
Printing, stationery and supplies	67	66	18	31
Other taxes	70	63	26	21
Other operating expenses	401	313	124	134

Total other expense	3,829	2,992	1,303	1,156

Income before income taxes	875	599	356	129

Income tax expense	227	174	97	29

Net income	$648	$425	$259	$100

Basic net income per share	$0.46	$0.48	$0.18	$0.09
Diluted net income per share	$0.41	$0.47	$0.16	$0.08
Basic weighted average shares outstanding	1,414,551	887,519	1,467,849	1,168,331
Diluted weighted average shares outstanding	1,574,852	912,126	1,628,150	1,192,938

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30
	2006	2005
Operating activities
Net income	$648	$425
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	284	110
Depreciation	234	112
Loans originated for sale	(8,942)	(5,080)
Proceeds of loans sold	7,867	4,781
Amortization, net of accretion	33	77
(Increase)/decrease in interest receivable and other assets	(853)	(2,716)
Increase in accrued interest, taxes, and other liabilities	300	53

Net cash used in operating activities	(429)	(2,238)

Investing activities
(Increase)/decrease in loans made to customers	(25,761)	(14,569)
Purchases of premises and equipment	(62)	(2,385)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	2,686	(1,762)
Purchases of certificates of deposit with other banks	(594)	(2,079)
Proceeds from maturity of certificates of deposit with other Banks	1,485	3,664
Purchases of investment securities available-for-sale	(3,900)	(3,890)
Proceeds from sales, maturities and calls of securities available-for-sale	4,570	3,479
Proceeds from maturities and calls of securities held-to-maturity	209	33

Net cash used in investing activities	(21,367)	(17,509)

Financing activities
Net increase in deposits	6,265	9,730
Net increase in repurchase agreements and federal funds sold	7,362	3,390
Net increase/(decrease) in Federal Home Loan Bank Borrowings	7,171	(121)
Proceeds of stock offering	2,101	8,526
Purchase of treasury stock	(4)	(1)

Net cash provided by financing activities	22,895	21,524

Increase in cash and cash equivalents	1,099	1,777

Cash and cash equivalents - beginning of period	3,130	2,153

Cash and cash equivalents - end of period	$4,229	$3,930

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$3,033	$1,510
Income taxes	$200	$636

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the nine and three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 2. Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2006 and 2005, was $284 and $110, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and through the work of the Loan Review Committee, which is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. The allocation among the various components of the loan portfolio and its adequacy is somewhat difficult considering our limited operating history in newer markets. Loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, estimates of cash flow and underlying collateral value.

The results of this analysis at September 30, 2006, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

(Dollars in thousands)	September 30
	2006	2005
Allowance for loan losses
Balance, beginning of period	$873	$891

Loan charge-offs	(63)	(88)
Loan recoveries	5	8

Net charge-offs	(58)	(80)
Loan loss provision	284	110

Balance, end of period	$1,099	$921

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	September 30
	2006	2005
Non-accrual loans:
Commercial	$72	$—
Real Estate	—	—
Consumer	—	—

Total non-accrual loans	72	—
Renegotiated loans	—	—

Total non-performing loans	72	—
Other real estate, net	—	—

Total non-performing assets	$72	$—

Accruing loans past due 90 days or more	$89	$42
Non-performing loans as a % of total loans	.05%	—
Allowance for loan losses as a % of non-performing loans	1526%	—

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of September 30, 2006 and December 31, 2005, the Company had repurchase agreements of $22,671 and $15,309.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at September 30, 2006 was approximately $51.1 million.

Borrowings from the FHLB were as follows:

	September 30 2006	December 31 2005
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,241	1,289
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable in monthly installments of $4.	704	713
Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,495	—
Floating interest rate note, originating March 2003, due December 2006, interest payable monthly. Overnight rate of 5.34% at September 30, 2006.	5,733	—

	$10,173	$3,002

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2006	5,760
2007	80
2008	84
2009	89
2010	93
Thereafter	4,067

10,173

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

(Amounts in Thousands)	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005

Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(443)	$(189)	$(581)	$(237)

Unrealized gains/(losses) on securities available for sale	(169)	(167)	332	(79)
Pension liability adjustment	(40)	5	—	—
Deferred income tax effect	68	67	(133)	32

Net change in other comprehensive income	61	(95)	199	(47)

Ending accumulated other comprehensive income	$(382)	$(284)	(382)	(284)

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2006 and 2005, stock options to purchase 175,312 and 40,829 shares at an average price of $14.63 and $10.12, respectively, were outstanding. For the nine and three months ended September 30, 2006 and 2005, the dilutive effect of stock options was 160,301 and 24,607 shares, respectively.

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

At September 30, 2006 and for the Nine and Three Months Ended September 30, 2006 and 2005:

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Net income to:
Average assets	.53%	.49%	.60%	.33%
Average stockholders’ equity	4.42	2.90	4.92	2.51
Net interest margin	3.66	3.92	3.70	3.96

Average stockholders’ equity to average assets	11.91	9.77	12.18	13.04
Total loans to total deposits (end of period)	108.90	97.96	108.90	97.96
Allowance for loan losses to total loans (end of period)	.84	.99	.84	.99
Efficiency ratio	76.76	80.84	73.16	86.27
Capital ratios:
Tier 1 capital ratio	15.47	18.69	15.47	18.69
Risk-based capital ratio	16.31	19.66	16.31	19.66
Leverage ratio	11.84	14.55	11.84	14.55
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$14.53	$13.89	$14.53	$13.89
Market value per share (end of period)*	16.00	16.00	16.00	16.00
Basic earnings per share	.46	.48	.18	.09
Diluted earnings per share	.41	.47	.16	.08

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of MVB Financial Corp. is presented to provide insight into management’s assessment of the financial results. MVB has three wholly-owned second tier holding companies which own 100 percent of MVB Bank, Inc.(“the bank”). The bank is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2006, MVB earned $259 compared to $100 in the third quarter of 2005. Third quarter net income increased $159 from 2005. This increase in net income is the result of a $341 increase in net interest income. During the third quarter of 2005 the Harrison County office had just opened, and the Jefferson County office had not yet been acquired. These offices produced net interest income of $460 during the third quarter of 2006, versus $87 for the third quarter of 2005.

Loan loss provisions of $122 and $55 were made for the quarters ended September 30, 2006 and 2005, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2006 and 2005 totaled $338 and $238, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $145 at September 30, 2006, an increase of $36 over the third quarter of 2005. Other items that were significant factors in the increase in non-interest income were as follows: income on loans held for sale increased by $45 and Visa debit card income increased by $15.

Non-interest expense for the quarters ended September 30, 2006 and 2005 totaled $1.3 million and $1.2 million, respectively. The most significant portion of this $147 increase was salaries and benefits of $51, $43 of which relates to the Jefferson County office. Other significant items relating to this increase were occupancy expense of $38, data processing expense of $29 and advertising expense of $25.

For the nine months ended September 30, 2006, MVB earned $648 compared to $425 for the same period in 2005. This $223 increase is the result of income generated from the Harrison and Jefferson County offices during 2006. These offices were partially staffed through the third quarter of 2005, even though they did not open until late in the year.

Loan loss provisions of $284 and $110 were made for the nine months ended September 30, 2006 and 2005, respectively. This increase of $174 relates to a $37.6 million increase in loans for the nine months ended September 30, 2006, versus an increase of only $17.7 million for the same time frame during 2005.

Non-interest income for the nine months ended September 30, 2006 and 2005 totaled $883 and $560, respectively. This increase of $323 relates mainly to the following: an increase of $105 in service charges on deposit accounts, $103 in origination fees on mortgage loans sold, $48 in income on bank owned life insurance and $41 in Visa debit card income. All of these increases directly relate to additional volume, much of which was produced in the new offices.

Non-interest expense for the nine months ended September 30, 2006 and 2005 totaled $3.8 million and $3.0 million, respectively. This $837 increase was driven by the following: an increase of $412 in salaries expense, $191 in occupancy and equipment expense, $105 in data processing expense and $88 in other operating expense. These increases are mostly related to the costs of opening the Harrison and Jefferson County offices, and the resulting increases in volume.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2006 and 2005 was 3.70% and 3.96% respectively. As the Federal Reserve continues its consistent rate tightening during 2005 and 2006, MVB’s cost of funds has increased as well. The cost of interest-bearing liabilities increased from 2.42% during the third quarter of 2005 to 3.53% during the third quarter of 2006. This 111 basis point increase is primarily due to the following: a 104 basis point increase on certificates of deposit, an 83 basis point increase on money market accounts, and a 147 basis point increase on repurchase agreements. In addition to the Federal Reserve rate increases, some of the rising cost of funds is attributable to the bank’s competition in the Harrison and Jefferson County markets, as well as more extensive use of FHLB borrowings as a funding source.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended September 2006			Three Months Ended September 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$115	$1	3.83%	$1,290	$10	3.10%

Investment securities	26,562	291	4.38	20,620	192	3.72
Loans:
Commercial	60,872	1,233	8.10	42,244	734	6.95
Tax exempt	6,670	78	4.68	5,297	62	4.68
Consumer	16,978	317	7.47	12,678	255	8.05
Real estate	44,847	714	6.37	29,103	417	5.73

Total loans	129,367	2,342	7.24	89,322	1,468	6.57

Total earning assets	156,044	2,634	6.75	111,232	1,670	6.01
Cash and due from banks	4,458			3,145
Other assets	12,270			7,656

Total assets	$172,772			$122,033

Liabilities
Deposits:
Non-interest bearing demand	$15,891	$—%		$11,832	$—%

NOW	11,031	15	0.54	9,394	12	0.51
Money market checking	25,016	165	2.64	23,432	106	1.81
Savings	6,017	9	0.60	6,014	9	0.60
IRAs	6,054	63	4.16	4,672	41	3.51
CDs	53,235	565	4.25	35,560	285	3.21
Repurchase agreements & FFS	20,662	200	3.87	10,834	65	2.40
FHLB borrowings	12,924	174	5.39	4,030	50	4.96

Total interest-bearing liabilities	134,939	1,191	3.53	93,936	568	2.42

Other liabilities	892			349

Total liabilities	151,722			106,117

Stockholders’ equity
Common stock	1,420			1,133
Paid-in capital	17,225			12,916
Retained earnings	2,900			2,122
Accumulated other comprehensive income	(495)			(255)

Total stockholders’ equity	21,050			15,916

Total liabilities and stockholders’ equity	$172,772			$122,033

Net interest spread			3.22			3.59
Impact of non-interest bearing funds on margin			.48			0.38

Net interest income-margin		$1,443	3.70%		$1,102	3.96%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $338 in the third quarter of 2006 compared to $238 in the third quarter of 2005.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $15 from the third quarter of 2005 through increased card penetration to existing and new customers, and origination fees on mortgages sold, which increased by $45 from the third quarter of 2005, mainly a product of the bank’s presence in the Harrison County market.

Non-Interest Expense

For the third quarter of 2006, non-interest expense totaled $1.3 million compared to $1.2 million in the third quarter of 2005. MVB’s efficiency ratio was 73.16% for the third quarter of 2006 compared to 86.27% for the third quarter of 2005. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s 2006 efficiency ratio has improved due to the fact that the Harrison County office has been in service for all of 2006, while it had not yet opened during the third quarter of 2005.

Salaries and benefits totaled $732 for the quarter ended September 30, 2006 compared to $681 for the quarter ended September 30, 2005. This increase in salaries and benefits reflects MVB’s additional staffing for the Jefferson County office, which was not acquired until the fourth quarter of 2005. MVB had 64 full-time equivalent personnel at September 30, 2006 compared to 59 full-time equivalent personnel as of September 30, 2005. This increase is mainly due to the addition of staff for the Jefferson County office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2006 and 2005, occupancy expense totaled $94 and $56, respectively. This increase is a result of the addition of full-service banking offices in Harrison and Jefferson counties during 2005.

Equipment expense totaled $77 in the third quarter of 2006 compared to $67 for the third quarter of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $49 for the quarter ended September 30, 2006 and $30 for the quarter ended September 30, 2005. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Harrison and Jefferson County banking offices.

Data processing costs totaled $161 in the third quarter of 2006 compared to $132 in the third quarter of 2005. These increases are due mainly to the overall account and transaction growth of the bank and in part to the introduction of internet banking and bill payment services in the late 2005.

Other operating expense totaled $124 in the third quarter of 2006 compared to $134 in the third quarter of 2005.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .60% and 4.92% for the third quarter of 2006 compared to .33% and 2.51% in the third quarter of 2005. As anticipated these performance indicators have increased from the third quarter of 2005 to the third quarter of 2006 as the Harrison County office is open and moving towards profitability.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2006 compared to 2005. The most significant areas of change between the quarters ended September 30, 2006 and September 30, 2005 were as follows: net loans increased to an average balance of $129.4 million from $89.3 million, interest-bearing liabilities grew to an average balance of $134.9 million from $93.9 million, and stockholders’ equity increased to an average balance of $21.0 million from $15.9 million. These trends reflect the continued growth of MVB.

Total assets at September 30, 2006 were $175.2 million or an increase of $23.9 million since December 31, 2005. This is mainly attributable to the bank’s expansion into the Harrison and Jefferson County markets and continued emphasis on offering competitive products to customers combined with quality customer service. Asset growth has occurred primarily in commercial and mortgage loans. Commercial loans increased by $15.3 million while mortgage loans increased by $7.7 million.

Deposits totaled $120.2 million at September 30, 2006 or an increase of $6.3 million since December 31, 2005. Repurchase agreements totaled $22.7 million and have increased $7.4 million since December 31, 2005.

Stockholders’ equity has increased approximately $2.8 million from December 31, 2005 due to the issuance of 131,332 shares in MVB’s public stock offering, earnings for the nine months ended September 30, 2006 of $648 and accumulated other comprehensive income of $61.

Cash and Cash Equivalents

Cash and cash equivalents totaled $4.2 million as of September 30, 2006 compared to $3.1 million as of December 31, 2005, or an increase of $1.1 million.

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

Investment Securities

Investment securities totaled $27.8 million as of September 30, 2006 and $28.5 million as of December 31, 2005. Government sponsored agency securities comprise the majority of the portfolio.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the bank. Management believes the risk characteristics inherent in the investment portfolio are acceptable.

Loans

The bank’s lending is primarily focused in the Marion, Harrison and Jefferson County areas of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)	September 30 2006	December 31 2005
Commercial	$18,731	$18,122
Real estate, commercial	55,330	40,659
Real estate, mortgage	36,272	28,575
Consumer	20,583	17,858

Total loans	$130,916	$105,214

Loan Concentration

At September 30, 2006, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

Management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy. While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem. The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio.

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $120.2 million at September 30, 2006.

Non-interest bearing deposits remain a core funding source for MVB. At September 30, 2006, non-interest bearing deposits totaled $17.5 million compared to $13.5 million at December 31, 2005. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $102.7 million at September 30, 2006 compared to $100.4 million at December 31, 2005. Average interest-bearing liabilities totaled $134.9 million during the third quarter of 2006 compared to $93.9 million for the third quarter of 2005. Average non-interest bearing demand deposits totaled $15.9 million for the third quarter of 2006 compared to $11.8 million for the third quarter of 2005. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At September 30, 2006, repurchase agreements totaled $22.7 million compared to $15.3 million at December 31, 2005. In addition to the aforementioned funds alternatives, MVB has access to more than $51.1 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $4.5 million line of credit with the Bankers Bank of Atlanta, and the ability to readily sell jumbo certificates of deposits to other banks.

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

At September 30, 2006, accumulated other comprehensive (loss) totaled $(382) compared to $(443) at December 31, 2005. This change relates to an adjustment of the banks pension liability and an increase in the market value of available-for-sale securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2005 Form 10-KSB. At September 30, 2006, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2006 and December 31, 2005 was $21.8 million and $21.3 million, respectively.

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

Future Outlook

The bank’s results of operations in the third quarter of 2006 reflect a marked improvement over the same period during 2005. Results in the third quarter of 2006 are at the highest level since the fourth quarter of 2005, which was prior to expansion into the Harrison and Jefferson County markets. As the new offices grow and mature earnings should continue to improve. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

The bank introduced internet banking in the second quarter of 2005 and continues to explore all options which better enable it to serve its customers. Presently MVB is working to make its customer base more aware of products such as internet banking and bill payment services, to further take advantage of technology to deliver even better customer service.

Item 3. Controls and Procedures

Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-QSB), is recorded, processed, summarized and reported within the time period specified under the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported all to permit the preparation of a company’s financial statements in conformity with generally accepted accounting principles.

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

Changes in internal controls

In addition, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.

Small Business Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
August 25, 2006	132	$16	0	N/A
August 25, 2006

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

November 8, 2006	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer