Form 10KSB
period 2006-12-31
MVB FINANCIAL CORP
filed 2007-03-28
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State issuer’s revenues for its most recent fiscal year $ 11,251,000

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant through March 27, 2007, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $16,439,744. For this purpose certain executive officers and directors are considered affiliates.

As of March 27, 2007, the Registrant had 1,467,849 shares of common stock outstanding with a par value of $1.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MVB’s definitive Proxy Statement relating to the Annual Meeting to be held May 15, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐;    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

MVB Financial Corp., or MVB, was formed on January 1, 2004 as a bank holding company. MVB Bank, Inc., or the Bank, was formed on October 30, 1997 and chartered under the laws of the state of West Virginia. The Bank commenced operations on January 4, 1999. During the fourth quarter of 2004, MVB formed two second-tier holding companies MVB Marion, Inc. and MVB Harrison, Inc. to manage the banking operations of MVB, the sole bank subsidiary, in those markets. In August of 2005, MVB opened a full service office in neighboring Harrison County. During October of 2005 MVB purchased a branch office in Jefferson County, situated in West Virginia’s eastern panhandle. In 2006 MVB formed another second-tier holding company, MVB East, Inc. to manage the banking operations of MVB in the Jefferson and Berkeley county markets.

MVB operates four offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 2500 Fairmont Avenue inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in Bridgeport, Harrison County, and 88 Somerset Boulevard in Charles Town, Jefferson County. At December 31, 2006, MVB had total assets of $191.3 million, total loans of $142.6 million, total deposits of $134.6 million and total stockholders’ equity of $21.7 million.

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

At December 31, 2006, MVB had 59 full-time and 8 part-time employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion and Harrison county markets.

During 2006, MVB continued to focus on growth in the Harrison and Jefferson County areas as the primary method for reaching performance goals. MVB continuously reviews key performance indicators to measure our success.

Recent Additions

During the fourth quarter of 2006, MVB began construction of a full service banking facility in the Martinsburg area of Berkeley County West Virginia.

Market Area

MVB’s primary market areas are the Marion, Harrison and Jefferson Counties of West Virginia, which includes a total of 64 banking facilities. Its extended market is the adjacent counties of Monongalia, Taylor and Berkeley Counties, West Virginia. Other offices are located in the thriving Bridgeport area of Harrison County and the rapidly growing Jefferson County area in West Virginia’s eastern panhandle.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2000. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990 and 21,678 in 2000, or a net decline of 2,185 or 9.2%. Marion County increased its population from

1980 to 1990, 55,789 to 57,249, and decreased to 56,598 in 2000. These changes resulted in a net increase of 1.45%. The Marion County population includes that of Fairmont. The result is that over the last 20 years, there has not been any significant change in population. Harrison County’s population has decreased from 69,371 in 1990 to 68,652 in 2000, while Bridgeport’s population has increased from 7,306 in 2000 to an estimated 7,598 in 2006, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing. The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 49,206 in 2005. During this period, Charles Town has seen an increase in population of 16.6%.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2006. As of December 2006, the overall state rate was 4.6% compared to 3.9% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 3.9%, while the West Virginia rate declined from 7.5% to 4.6%. At December 31, 2006, Harrison and Jefferson counties showed unemployment rates of 4.4% and 2.7%, respectively. Jefferson County’s unemployment rate is much better than the state average, Marion County’s rate is better than the state average, and Harrison County’s rate is about that of the state average. The future direction of unemployment will probably be driven by what occurs economically on a national level.

MVB originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, MVB retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released). However, loans originated in excess of MVB’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by MVB. MVB has no loans to foreign entities. MVB’s lending market area is primarily concentrated in the Marion, Harrison and Jefferson Counties of West Virginia.

Commercial Loans

At December 31, 2006, MVB had outstanding approximately $83.1 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 58.3% of the total aggregate loan portfolio as of that date.

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

MVB evaluates all new commercial loans, and on an annual basis mortgage loans in excess of $300,000, as well as customers that have total outstanding loans that aggregate more than $500,000. If deterioration in credit worthiness has occurred, MVB takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered a classified loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans

At December 31, 2006, MVB had outstanding consumer loans in an aggregate amount of approximately $11.4 million or approximately 8% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2006, MVB had approximately $48.1 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 33.7% of total loans outstanding.

Lending Practices. MVB generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, MVB may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing to maturity mortgages. MVB also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of MVB in the form of an attorney’s opinion of the title or a title insurance policy. MVB also requires proof of hazard insurance with MVB named as the mortgagee and as the loss payee. Generally, full appraisals are obtained from licensed appraisers for all loans secured by real estate.

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

MVB primarily focuses on the Marion, Harrison and Jefferson County markets for its products and services. Management believes MVB has developed a niche and a level of expertise in serving this area.

MVB operates under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not MVB’s strategy to compete solely on the basis of interest rates. Management believes that a focus on customer relationships and service will promote our customers’ continued use of MVB’s financial products and services and will lead to enhanced revenue opportunities.

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

Capital Requirements

Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding the Bank’s risk-based capital requirements, see Note 14 of the Notes to the Financial Statements included in Item 7 of this Form 10-KSB.

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

Federal and State Consumer Laws

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

Quarterly Market and Dividend Information:

	2006		2005
	Estimated Market Value Per Share	Dividend	Estimated Market Value Per Share	Dividend
Fourth Quarter	$16.00	$0.00	$16.00	$0.00
Third Quarter	16.00	0.00	16.00	0.00
Second Quarter	16.00	0.00	14.00	0.00
First Quarter	16.00	0.00	14.00	0.00

MVB had 943 stockholders of record at December 31, 2006.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Recent Accounting Pronouncements and Developments

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect FIN 48 will have on its financial statements but does not expect that adoption of FIN 48 will materially impact our financial position, income or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS N. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect SFAS 157 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS no. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FASB 158 did not have a material effect on the financial statements.

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board issued FASB No. 123 (revised 2004), “Share-Based Payment” (“FASB 123R”). In April 2005, the Securities and Exchange Commission (the “SEC”) adopted a rule permitting implementation of FASB 123R at the beginning of the fiscal year commencing after June 15, 2005. Under the provisions of FASB 123R, an entity is required to treat all stock-based compensation as a cost that is reflected in the financial statements. The Company was required to adopt SFAS 123R beginning in its fiscal quarter ended March 31, 2006. The Company adopted SFAS 123R using the modified prospective method whereby the Company must recognize the expense only for periods beginning after December 31, 2005. The adoption of FASB 123R had no impact upon the financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2006. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Summary Financial Results

MVB earned $973,000 in 2006 compared to $562,000 in 2005. The earnings equated to a 2006 return on average assets of .58% and a return on average equity of 4.86%, compared to prior year results of .45% and 4.34%, respectively. Basic earnings per share was $.68 in 2006 compared to $.57 in 2005. Diluted earnings per share was $.67 in 2006 compared to $.56 in 2005. The most significant factor in the increase in 2006 profitability was the performance of two offices added in 2005. Salaries expense increased by $412,000, mostly relating to staffing of the additional offices for a full year. Occupancy and equipment depreciation and maintenance increased by $146,000 and $63,000 respectively, all relating to a full year’s operations at the two additional offices. Data processing expense increased by $128,000, a result of an increased volume of transactions and the increased offering of additional services such as online banking and bill payment. Interest income increased by $3.4 million to $10.0 million and interest expense increased by $2.0 million to $4.3 million, resulting in an increase in net interest income of $1.3 million, mainly relating to the improved perfomance of the new offices. Other income increased by $364,000, $128,000 of which related to income on loans held for sale and $117,000 in additional service charges on deposit accounts. The 2006 results support MVB’s belief that it has added further value to the franchise by establishing a presence in what we believe are two of the better markets in West Virginia. As these locations have time to develop further in 2007, results of operations should continue to reap the rewards of the outlay of expenditures in 2005.

While operating in a challenging interest rate environment, the Bank achieved a 6.59% yield on earning assets in 2006 compared to 5.83% in 2005. Despite extensive competition, total loans increased to $142.6 million at December 31, 2006, from $105.2 million at December 31, 2005. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate and non-accrual and impaired loans totaling only $5,000 at December 31, 2006.

Deposits increased to $134.6 million at December 31, 2006, from $114.0 million at December 31, 2005, due in large part to MVB’s expansion into the Harrison and Jefferson County markets. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 3.32% in 2006 compared to 2.36% in 2005. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.72% in 2006 compared to 3.79% in 2005.

The Bank maintained a high-quality, short-term investment portfolio during 2006 to provide liquidity in the balance sheet, to fund loan growth, for repurchase agreements and to provide security for state and municipal deposits.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 3.72% in 2006 compared to 3.79% in 2005. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2006, the Federal Reserve raised interest rates four times for a total increase of 1.00% which had a negative impact on MVB’s interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2006, net interest income increased by $1.3 million or 30.7% to $5.6 million in 2006 from $4.3 million in 2005. This increase is largely due to the growth in average earning assets, primarily $37.6 million in loans. Average total earning assets were $151.8 million in 2006 compared to $114.0 million in 2005. Average total loans grew to $124.8 million in 2006 from $87.1 million in 2005. Primarily as a result of this growth, total interest income increased by $3.4 million, or 50.5%, to $10.0 million in 2006 from $6.6 million in 2005. Average interest-bearing liabilities, mainly deposits, likewise increased in 2006 by $32.8 million. Average interest-bearing deposits grew to $103.1 million in 2006 from $83.6 million in 2005. Total interest expense increased by $2.0 million or 87.5%, to $4.4 million in 2006 from $2.4 million in 2005. This increase in interest expense was the result of a 96 basis point increase in interest cost from 2005 to 2006, along with an increase in average interest-bearing liabilities of $32.8 million.

The growth in the volume of earning assets during 2006 and the rate increases by the Federal Reserve combined to result in the yield on earning assets improving to 6.59% in 2006 from 5.83% in 2005. The loan portfolio yield increased by 57 basis points, due mainly to the volume of adjustable rate loans repricing as interest rates increased, while MVB’s investment portfolio yield increased by 54 basis points and interest-bearing deposits in banks yield increased by 128 basis points.

The cost of interest-bearing liabilities increased to 3.32% in 2006 from 2.36% in 2005. This increase is primarily the result of the higher interest rates paid on money market accounts, certificates of deposit, individual retirement accounts, repurchase agreements and Federal Home Loan Bank borrowings.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2006			2005
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-bearing deposits in banks	$683	$30	4.39%	$5,146	$160	3.11%
Federal funds sold	—	—	—	158	4	2.53
Investment securities	27,335	1,179	4.31	22,466	846	3.77
Loans
Commercial	60,195	4,698	7.80	41,269	2,784	6.75
Tax exempt	6,536	302	4.62	4,860	223	4.59
Real estate	42,262	2,642	6.25	28,177	1,621	5.75
Consumer	15,801	1,160	7.34	12,839	1,013	7.89
Allowance for loan losses	(1,001)			(899)

Net loans	123,793	8,802	7.11	86,246	5,641	6.54

Total earning assets	151,811	10,011	6.59	114,016	6,651	5.83
Cash and due from banks	4,297			3,057
Other assets	12,842			6,595

Total assets	$168,950			$123,668

Liabilities
Deposits:
Non-interest bearing demand	$16,797	$—		$11,707	$—
NOW	11,452	64	0.56	9,514	48	0.50
Money market checking	25,405	606	2.39	25,009	397	1.59
Savings	6,151	36	0.59	6,089	36	0.59
IRAs	5,875	238	4.05	4,731	167	3.53
CDs	54,269	2,259	4.16	38,299	1,239	3.24
Repurchase agreements and federal funds sold	19,581	698	3.56	11,029	248	2.25
Federal Home Loan Bank borrowings	8,673	459	5.28	3,941	191	4.85

Total interest-bearing liabilities	131,406	4,360	3.32	98,612	2,326	2.36

Other liabilities	732			392

Total liabilities	148,935			110,711
Stockholders’ equity
Common stock	1,360			954
Paid-in capital	16,314			10,227
Retained earnings	2,791			2,071
Accumulated other comprehensive income	(450)			(295)

Total stockholders’ equity	20,015			12,957

Total liabilities and stockholders’ equity	$168,950			$123,668

Net interest spread			3.27			3.47
Impact of non-interest bearing funds on margin			0.45			0.32

Net interest income-margin		$5,651	3.72%		$4,325	3.79%

Rate/Volume Analysis of Changes in Interest Income and Expense:

(Dollars in thousands)	Volume(1)	2006 vs. 2005 Increase (Decrease) Due to change in: Rate(1)	Net
Interest earning assets:
Loan portfolio:
Commercial	$1,477	$437	$1,914
Tax exempt	77	2	79
Real Estate	881	140	1,021
Consumer	217	(70)	147

Net loans	$2,652	$509	$3,161
Investment securities (1)	210	123	333
Interest-bearing deposits in banks	(196)	66	(130)

Total interest-earning assets	$2,666	$698	$3,364

Interest-bearing liabilities:
NOW	$11	$5	$16
Money market checking	9	201	210
Savings	—	—	—
IRAs	46	25	71
CDs	665	355	1,020
Repurchase agreements	305	145	450
FHLB borrowings	250	17	267

Total interest-bearing liabilities	$1,286	$748	$2,034

Net interest income	$1,380	$(50)	$1,330

(Dollars in thousands)	Volume(1)	2005 vs. 2004 Increase (Decrease) Due to change in: Rate(1)	Net
Interest earning assets:
Loan portfolio:
Commercial	$456	$90	$546
Tax exempt	173	4	177
Real Estate	375	(69)	306
Consumer	(12)	(43)	(55)

Net loans	$992	$(18)	$974
Investment securities (1)	(21)	50	29
Interest-bearing deposits in banks	51	58	109
Federal funds sold	1	2	3

Total interest-earning assets	$1,023	$92	$1,115

Interest-bearing liabilities:
NOW	$10	$—	$10
Money market checking	44	134	178
Savings	6	—	6
IRAs	28	13	41
CDs	151	138	289
Repurchase agreements	71	109	180
FHLB borrowings	(1)	53	52

Total interest-bearing liabilities	$309	$447	$756

Net interest income	$714	$(355)	$359

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

MVB’s provision for loan losses for 2006 and 2005 were approximately $445,000 and $160,000, respectively. This increase principally relates to the increase in loans outstanding.

Determining the appropriate level of the Allowance for Loan Losses (ALL) requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators. Management seeks to maintain an ALL that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under ‘Allowance for Loan Losses.”

Non-Interest Income

Fees related to deposit accounts and cash management accounts represent the significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2006 was $1.2 million versus $876,000 in 2005.

The most significant increase in non-interest income from 2006 to 2005 was $128,000 in fees on loans sold into the secondary market. This increase is mainly the result of increased focus on secondary market loans. Other areas of significant increase in non-interest income were service charges on deposit accounts which increased by $117,000 to $591,000 and Visa debit card income, which increased by 47.8% to $170,000.

Loss on sale of securities during 2006 totaled $4,000 versus $5,000 in 2005. The Bank does not routinely sell securities from the portfolio, however, during 2006, some very small mortgage-backed securities were sold and replaced with higher yielding agencies which were used for repurchase agreements.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $5.13 million in 2006 versus $4.28 in 2005. Approximately 56% and 58% of non-interest expense for 2006 and 2005, respectively, related to personnel costs. Personnel is the lifeblood of every service organization, which is why personnel cost is such a significant part of the expenditure mix. This increase in personnel cost from $2.48 million to $2.90 million represents a full year of staffing for the Harrison and Jefferson offices as well as salary adjustments for existing staff.

Data processing comprised approximately 12.3% and 11.8% of total non-interest expense during 2006 and 2005, respectively, growing from $505,000 in 2005 to $633,000 in 2006. This increase is the result of increasing account and transaction volumes from one year to the next, a full year’s operation of the Harrison and Jefferson County offices and the continued focus on internet banking and bill payment services.

In 2006 occupancy expense increased by 62.7% to $379,000 and equipment depreciation and maintenance increased by 25.5% to $310,000. These increases were a direct result of expansion into the Harrison and Jefferson County markets.

2005 compared to 2004

Net interest income increased by $359,000 when comparing 2005 with 2004 results. This increase is largely due to growth in average earning assets, primarily loans, of $16.9 million in 2005. Average interest-bearing liabilities, mainly deposits, increased by $14.4 million in 2005. This increase was due to an increase in average interest-bearing deposits of $11.2 million.

Non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $876,000 in 2005 compared to $677,000 in 2004. This increase was due primarily to increased deposit account activity, the addition of secondary market loan income and interest income on additional bank owned life insurance purchased in 2005.

Non-interest expense reached $4.3 million in 2005 compared to $2.7 million in 2004. This increase is representative of the continued growth in the Harrison and Jefferson county markets.

Income Taxes

MVB incurred income tax expense of $341,000 in 2006 and $195,000 in 2005.

The effective tax rate was 26% in 2005 and 2006.

Return on Assets

MVB’s return on average assets was .58% in 2006, .45% in 2005 and 1.04% in 2004. The increased return in 2006 is a direct result of the improving performance of the Harrison and Jefferson offices as they continue to grow and mature. The 2005 results reflect all of the costs of opening the Harrison and Jefferson offices, with less than a full year to realize earnings from the new locations.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 4.86% in 2006, compared to 4.34% in 2005 and 12.68% in 2004. The increased return in 2006 is a direct result of the improving performance of the Harrison and Jefferson offices as they continue to grow. As with return on assets, the 2005 results reflect all the costs of opening the new offices with less than a full year to realize earnings from those offices. MVB also added $9 million in capital in 2005, which in addition to reduced earnings, had a significant negative impact on return on equity.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2005 to 2006. Loans increased by $37.4 million to $142.6 million at December 31, 2006. This increase was largely due to growth in Harrison County, where $27.4 million in new loans were added to the portfolio. Bank premises, furniture and equipment increased by $867,000 as MVB has begun construction of a new facility in Berkeley County, West Virginia. Additionally, loans held for sale increased by $1.3 million and other assets increased by $807,000, $558,000 of which was FHLB stock. Deposits increased by $20.6 million, $9.8 million relating to Harrison County and $1.7 million relating to Jefferson County. Repurchase agreements increased by $4.9 million, $4.4 million relating to Harrison County. FHLB borrowings increased by $10.8 million, much of which was used to fund loan growth. Finally, stockholders’ equity increased by $3.1 million, $2.1 million of which represented the completion of an $11.6 million public offering began in 2005 and $973,000 in 2006 earnings. These areas of growth are in large part the direct result of growth in the Harrison and Jefferson county markets, in addition to the continued success of MVB in the Marion County market.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $6.4 million at December 31, 2006, compared to $3.1 million at December 31, 2005, an increase of $3.3 million, $2.9 million of which represents an increase in the cash letter on the final day of the year.

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

Investment Securities

Investment securities totaled $28.7 million at December 31, 2006, compared to $28.5 million at December 31, 2005.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2006, the amortized cost of MVB’s investment securities totaled $29.1 million, resulting in unrealized depreciation in the investment portfolio of $378,000.

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

Loans

MVB’s lending is primarily focused in Marion, Harrison and Jefferson County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $142.6 million as of December 31, 2006, compared to $105.2 million at December 31, 2005.

During 2006, MVB experienced loan growth of $27.4 million in Harrison County and $9.8 million in Jefferson County. The most significant portion of the growth came in the commercial and non-residential real estate area. Commercial and non-residential real estate loans grew approximately $24.1 million, while adjustable rate residential real estate loans grew $15.2 million.

At December 31, 2006, commercial loans represented the largest portion of the portfolio approximating 58.3% of the total loan portfolio. Commercial loans totaled $83.1 million at December 31, 2006, compared to $59.0 million at December 31, 2005. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong in 2007.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 33.7% of MVB’s total loan portfolio. Residential real estate loans totaled $48.1 million at December 31, 2006, compared to $32.9 million at December 31, 2005. Included in residential real estate loans are home equity credit lines totaling $10.7 million at December 31,2006, compared to $4.5 million at December 31, 2005. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison and Jefferson County markets.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2006, consumer loan balances totaled $11.4 million compared to $13.3 million at December 31, 2005. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve MVB’s market areas.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2006:

(Dollars in Thousands)	One Year or Less	Thru Five Years	Due After Five Years	Total
Commercial and nonresidential real estate	$13,967	$35,444	$33,713	$83,124
Residential real estate	2,788	6,133	39,144	48,065
Consumer and other	3,574	7,645	191	11,410

Total	$20,329	$49,222	$73,048	$142,599

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2006	2005
Year-end balances:
Commercial, financial and agricultural	83,124	59,052
Real estate	48,065	32,903
Consumer	11,410	13,259

Total	142,599	105,214

Loan Concentration

At December 31, 2006, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy. While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information has been a valuable indication of a potential problem.

The result of the evaluation of the adequacy at each period presented herein indicated that the allowance for loan losses was considered adequate to absorb losses inherent in the loan portfolio.

At December 31, 2006, MVB had non-accrual loans totaling $5,000 versus $81,000 as of this same date in 2005. At December 31, 2006 and 2005, MVB had impaired loans totaling $5,000 and $116,000, respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $2,276,000 and $1,157,000, respectively at December 31, 2006 and 2005. Excluded from the 2005 numbers is a $1.3 million USDA 80% secured loan. This loan was paid off in the first quarter of 2006 through the liquidation of collateral consisting of machinery and equipment.

	December 31
	2006	2005
Loans past due more than 30 days to gross loans	1.59%	1.10%
Loans past due more than 90 days to gross loans	.03%	.03%

MVB incurred net charge-offs of $112,000 in 2006 and $178,000 in 2005. MVB’s provision for loan losses was $445,000 in 2006 and $160,000 in 2005. Net charge-offs represented .09% and .20% in 2006 and 2005, respectively, compared to average outstanding loans for the indicated period.

	2006	2005
Balance, January 1	$873	$891

Provision	445	160

Charge-offs	119	187
Recoveries	(7)	(9)

Net charge-offs	112	178

Balance, December 31	$1,206	$873

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2006	2005
Allocation of allowance for loan losses at December 31:
Commercial	$482	$349
Real estate	362	184
Consumer	362	340

Total	$1,206	$873

Percent of loans to total loans at December 31:
Commercial	58%	56%
Real estate	34	31
Consumer	8	13

Total	100%	100%

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

Non-performing assets and past due loans:

(Dollars in Thousands)	2006	2005
Non-accrual loans
Commercial	$—	$35
Real estate	—	—
Consumer	5	81

Total non-accrual loans	5	116
Renegotiated loans	—	—

Total non-performing loans	5	116
Other real estate, net	—	—

Total non-performing assets	$5	$116

Accruing loans past due 90 days or more	—	—

Non-performing loans as a % of total loans	.00%	.11%
Allowance for loan losses as a % of non-performing loans	24,120%	753%

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $134.6 million, or 79.8% of MVB’s funding sources at December 31, 2006. This same information at December 31, 2005 reflected $114.0 million in deposits representing 86.1% of such funding sources. Cash management accounts, which are available to large corporate customers represented 12.0% and 11.6% of MVB’s funding sources at December 31, 2006 and 2005, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2006, non-interest-bearing balances totaled $19.8 million compared to $13.5 million at December 31, 2005 or 14.7% and 11.9% of total deposits respectively.

Interest-bearing deposits totaled $114.8 million at December 31, 2006, compared to $100.4 million at December 31, 2005. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $131.4 million during 2006 compared to $98.6 million during 2005. Average non-interest bearing liabilities totaled $17.5 million during 2006 compared to $12.0 million during 2005. Management will continue to emphasize deposit gathering in 2007 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or more:

(Dollars in Thousands)	2006
Under 3 months Over 3-6 months	$1,502 8,691
Over 6 to 12 months	11,278
Over 12 months	7,195

Total	$28,666

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank borrowings and repurchase agreements:

(Dollars in Thousands)	2006	2005
Ending balance	$33,999	18,311
Average balance	28,254	14,970
Highest month-end balance	35,946	$18,311
Interest expense	1,157	439
Weighted average interest rate:
End of Year	4.36%	3.24%
During the Year	4.09%	2.93%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $20.2 million at December 31, 2006, compared to $15.3 million in 2005. Federal Home Loan Bank borrowings totaled $13.8 million at December 31, 2006, compared to $3.0 million at year-end 2005.

Capital/Stockholders’ Equity

During the year ended December 31, 2006, stockholders’ equity increased approximately $3.1 million to $21.6 million. This increase consists of $2.1 million raised through the completion of a public stock offering begun in 2005 and MVB’s net income for the year of $973,000. MVB paid no dividends during 2006 or 2005.

At December 31, 2006, accumulated other comprehensive income (loss) totaled ($373,000), a decrease in the loss of $70,000 from December 31, 2005. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to initially apply FASB statement No. 158, net of income taxes, at December 31, 2006. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2006 and 2005 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2006, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 15.2% at December 31, 2006, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 14.4% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2006, was 11.4% and was also above the well-capitalized standard of 5%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2006.

The following table is provided to show the earnings at risk of MVB as of December 31, 2006.

(Dollars in Thousands) Immediate Interest Rate Change (one year time frame) (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income December 31, 2006
	Amount	Percent
+200	$7,245	10.2%
+100	6,909	5.1%
Base rate	6,572
-100	6,270	-4.6%
-200*	$5,825	-11.4%

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

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2006, cash provided by financing activities totaled $38.4 million, while outflows from investing activity totaled $35.0 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB) and national market certificate of deposit issuance programs. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2006, is included in Note 7 to the financial statements.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2006.

(Dollars in thousands)	One Year Or Less	One To Three Years	Three To Five Years	Over Five Years	Total
Commitments to extend credit:

Commercial	$5,892	$1,633	$144	$8,130	$15,799
Residential real estate	1,507	—	—	166	1,673
Revolving home equity lines	—	298	461	10,377	11,136

Standby letters of credit	231	—	169	400	400

Other commitments	594	—	—	594	594

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $325,000 in 2006 compared to $137,000 in the fourth quarter of 2005. This equated to basic earnings per share, on a quarterly basis, of $.23 in 2006 and $.13 in 2005. Diluted earnings per share for the fourth quarter of 2006 and 2005 was $.22 and $.12, respectively. Net interest income increased in each quarter during 2006 and was $1.54 million in the fourth quarter of 2006 compared to $1.18 million in 2005. Non-interest income was $357,000 in the fourth quarter of 2006 compared to $316,000 in 2005. Non-interest expense increased to $1.30 million for the fourth quarter of 2006 from $1.29 million in 2005.

Future Outlook

The Bank’s results of operations in 2006 were very nearly back to the levels prior to the opening of a new office in Harrison County and the purchase of an existing office in Jefferson County during 2005. These results support management’s belief that the new markets will make more opportunities available to MVB in the future years. Due to continued customer acceptance of our customer service commitment, MVB has become a strong competitor in the Marion and Harrison County markets. MVB will strive to continue penetrating its markets with an emphasis on customer service with the highest quality products and technology.

Future plans for the Bank involve the Bank taking advantage of both technology and personal customer contact. The Bank continues to expand delivery channels to better serve both retail and business banking customers. In addition to “top of the line” technology, the Bank is committed to providing individual and personal banking services. MVB will continue to search for quality banking locations as well as exploring alternative delivery systems.

ITEM 7.	FINANCIAL STATEMENTS

MVB Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except number of shares)

December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$6,417	$3,130
Interest bearing balances with banks	53	3,614
Investment Securities:
Securities held-to-maturity, at cost	2,326	3,608
Securities available-for-sale, at approximate market value	26,413	24,926

Loans:	142,599	105,214
Less: Allowance for loan losses	(1,206)	(873)

Net Loans	141,393	104,341

Loans held for sale	1,293	—
Bank premises, furniture and equipment	6,493	5,626
Accrued interest receivable and other assets	6,896	6,089

TOTAL ASSETS	$191,284	$151,334

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$19,758	$13,521
Interest bearing	114,835	100,432

Total Deposits	134,593	113,953

Accrued interest, taxes, and other liabilities	1,037	552
Repurchase agreements	20,209	15,309
Federal Home Loan Bank borrowings	13,790	3,002

Total Liabilities	169,629	132,816

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 5,000 shares authorized, none issued
Common stock, par value $1; 4,000,000 shares authorized; 1,467,849 and 1,336,517 shares issued and outstanding, respectively	1,468	1,336
Additional paid-in capital	17,720	15,750
Treasury Stock	(18)	(10)
Retained earnings	2,858	1,885
Accumulated other comprehensive income	(373)	(443)

Total Stockholders’ Equity	21,655	18,518

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,284	$151,334

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands except Share and Per Share Data)

Years ended December 31, 2006 and 2005

	2006	2005
INTEREST INCOME
Interest and fees on loans	$8,500	$5,418
Interest on deposits with other banks	30	164
Interest on investment securities—taxable	1,151	820
Interest on tax exempt loans and securities	330	249

Total interest income	10,011	6,651

INTEREST EXPENSE
Interest on deposits	3,203	1,886
Interest on repurchase agreements	698	249
Interest on Federal Home Loan Bank borrowings	459	191

Total interest expense	4,360	2,326

NET INTEREST INCOME	5,651	4,325
Provision for loan losses	445	160

Net interest income after provision for loan losses	5,206	4,165

OTHER INCOME
Service charges on deposit accounts	591	474
Income on bank owned life insurance	149	101
Visa debit card income	170	115
Income on loans held for sale	246	118
Other operating income	88	73
Loss on sale of securities	(4)	(5)

	1,240	876

OTHER EXPENSES
Salaries and employee benefits	2,897	2,485
Occupancy expense	379	233
Equipment depreciation and maintenance	310	247
Data processing	633	505
Visa debit card expense	116	85
Advertising	112	93
Legal and accounting fees	87	56
Printing, stationery and supplies	85	94
Other taxes	97	85
Other operating expenses	416	401

	5,132	4,284

Income before income taxes	1,314	757

Income tax expense	341	195

Net Income	$973	$562

Basic net income per share	$0.68	$0.57
Diluted net income per share	$0.67	$0.56
Basic weighted average shares outstanding	1,427,985	993,022
Diluted weighted average shares outstanding	1,442,910	1,008,033

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES
Net Income	$973	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	445	160
Deferred income tax (benefit)/expense	(61)	37
Depreciation	310	189
Loans originated for sale	(14,924)	(8,437)
Proceeds of loans sold	13,631	8,437
Amortization, net of accretion	31	83
(Increase) in interest receivable and other assets	(984)	(792)
Increase in accrued interest, taxes, and other liabilities	483	168

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(96)	407

INVESTING ACTIVITIES
(Increase) in loans made to customers	(37,497)	(26,541)
Purchases of premises and equipment	(1,177)	(2,525)
Purchases of investment securities available-for-sale	(8,386)	(10,441)
Purchases of investment securities held-to-maturity	—	(2,200)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	2,670	(2,418)
Purchases of certificates of deposit with other banks	(594)	(3,069)
Proceeds from maturity of certificates of deposit with other banks	1,485	3,763
Proceeds from sales, maturities and calls of securities available-for-sale	8,251	3,976
Proceeds from maturities and calls of securities held-to-maturity	209	40
Purchase of bank owned life insurance	—	(2,000)
Net cash acquired from branch purchase	—	14,472

NET CASH (USED IN) INVESTING ACTIVITIES	(35,039)	(26,943)

FINANCING ACTIVITIES
Net increase in deposits	20,640	11,372
Net increase in repurchase agreements	4,900	7,811
Net increase/(decrease) in Federal Home Loan Bank borrowings	10,788	(1,037)
Purchase of treasury stock	(8)	(1)
Net proceeds of stock offering	2,102	9,368

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,422	27,513

Increase in cash and cash equivalents	3,287	977

Cash and cash equivalents at beginning of period	3,130	2,153

Cash and cash equivalents at end of period	$6,417	$3,130

Supplemental disclosure of cash flow information

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$4,249	$2,172
Income taxes	$340	$659

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2006 and 2005

(Dollars in thousands)

	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2004	$743	$6,975	$1,323	$(189)	$(9)	$8,843
Comprehensive income:

Net Income			562			562

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $156				(234)		(234)

Minimum pension liability adjustment - net of tax effect				(20)		(20)

Total Comprehensive Income						308
Stock offering	593	8,775				9,368

Treasury stock, acquired at cost					(1)	(1)

Balance, December 31, 2005	$1,336	$15,750	$1,885	$(443)	$(10)	$18,518
Comprehensive income:

Net Income			973			973

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $(123)				185		185

Total Comprehensive Income						1,158
Adjustment to initially apply FASB
Statement No. 158, net of tax				(115)		(115)

Stock offering	132	1,970				2,102
Treasury stock, acquired at cost					(8)	(8)

Balance, December 31, 2006	$1,468	$17,720	$2,858	$(373)	$(18)	$21,655

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

MVB Financial Corp., “the Company”, provides banking services to the domestic market with the primary market areas being the Marion, Jefferson, and Harrison counties of West Virginia. To a large extent, the operations of the Company, such as loan portfolio management and deposit growth, are directly affected by the market area economies.

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

Loans Held for Sale

Through Freddie Mac and InterFirst, MVB Bank, Inc. has the ability to offer customers long-term fixed rate mortgage products without holding these instruments in the bank’s loan portfolio. After thorough review of the contracts with Freddie Mac and InterFirst, the Company has concluded that no material derivative instruments exist.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Loans are considered delinquent when scheduled principal or interest payments are 31 days past due. Interest income on loans is recognized on an accrual basis. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio. The Company consistently applies a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses, and is based upon periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as substandard or special mention. The general component covers non-classified loans and is based upon historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and shortages generally are not classified as impaired. Generally the Company considers impaired loans to include loans classified as non-accrual loans and loans past due for longer than 90 days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

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

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $995 at December 31, 2006.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $851 and $293 at December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying balance sheet.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The differences relate principally to accretion of discounts on investment securities, provision for loan losses, minimum pension liability, and differences between book and tax methods of depreciation.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS 123 “Accounting for Stock Based Compensation,” and supercedes APB No. 25, Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. Under SFAS No. 123R, the Company is required to record compensation expense for all awards granted after the date of adoption and for any unvested options previously granted. All outstanding options of the Company were fully vested as of December 31, 2005, and only late in 2006 did the Company grant a small number of options for which compensation expense of less than $1 has been recognized.

At December 31, 2005, the Company accounted for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company was not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complied with the disclosure requirements set forth in SFAS No. 148, which included disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the year ended December 31, 2005 is as follows:

(Dollars in Thousands, except Per Share Data)	Year Ended December 2005
Net income as reported	$562
Stock based compensation, net of tax using fair value method	(395)

Pro forma net income	$167

Basic earnings per share as reported	$0.57
Diluted earnings per share as reported	$0.56
Proforma basic earnings per share	$0.17
Proforma diluted earnings per share	$0.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense. At December 31, 2006 and 2005, the Company held other real estate of $0 and $40.

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

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2006, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
Mortgage-backed securities	$—	$—	$—	$—
Municipal securities	826	2	(5)	823
U. S. Agency securities	1,500	—	(7)	1,493

	$2,326	$2	$(12)	$2,316

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2006 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$20,869	$34	$(145)	$20,758
Mortgage-backed securities	4,667	—	(159)	4,508
Corporate securities	1,255	2	(110)	1,147

	$26,791	$36	$(414)	$26,413

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2005 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$17,999	$—	$(275)	$17,724
Mortgage-backed securities	6,096	3	(202)	5,897
Corporate securities	1,517	—	(212)	1,305

	$25,612	$3	$(689)	$24,926

The following tables summarize amortized cost and approximate market values of securities by maturity:

	December 31, 2006
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Market Value	Amortized Cost	Approximate Market Value
Within one year	$1,000	$999	$2,358	$2,349
After one year, but within five	—	—	13,874	13,672
After five years, but within ten	988	983	8,624	8,594
After ten Years	338	334	1,935	1,798

Total	$2,326	$2,316	$26,791	$26,413

Investment securities with a carrying value of $20,904 and $16,254 at December 31, 2006 and 2005, respectively, were pledged to secure public funds and repurchase agreements.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2006, the details of which are included in the following table. Although these securities, if sold at December 31, 2006 would result in a pretax loss of $426, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2006, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

The following table discloses investments in an unrealized loss position:

At December 31, 2006, total temporary impairment totaled $426.

Description and number of positions	Less than 12 months		12 months or more
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies (33)	$2,309	$(2)	$14,256	$(150)
Mortgage-backed securities (33)	—	—	4,508	(159)
Corporate securities (3)	—	—	845	(110)
Municipal securities (2)	285	(1)	229	(4)

	$2,594	$(3)	$19,838	$(423)

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)	2006	2005
Commercial and non-residential real estate	$83,124	$59,052
Residential real estate	48,065	32,903
Consumer and other	11,410	13,259

	$142,599	$105,214

Changes in the allowance for possible loan losses were as follows for the years ended December 31:

(Dollars in thousands)	2006	2005
Balance at beginning of period	$873	$891
Losses charged to allowance	(119)	(187)
Recoveries credited to allowance	7	9
Provision for possible loan losses	445	160

Balance at end of period	$1,206	$873

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

As of December 31, 2006 and 2005, the Company had non-accrual loans totaling $5 and $81, respectively.

At December 31, 2006 and 2005, the Company had impaired loans totaling $5 and $116, respectively, with an allocated reserve for such loans sufficient to cover possible losses.

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)	2006	2005
Bank Premises	$5,853	$4,732
Equipment, furniture and fixtures	1,791	1,745

	7,644	6,477
Allowance for depreciation	(1,151)	(851)

	$6,493	$5,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)	2006	2005
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$12,667	$10,192
Non-interest bearing	18,783	12,825
Time and savings deposits of individuals, partnerships and corporations 97,624	89,505
Deposits of states and political subdivisions	4,544	735
Official checks	975	696

Total Domestic Deposits	$134,593	$113,953

Time deposits of over $100 included above	$28,666	$21,141

Maturities of certificates of deposit at December 31, 2006 were as follows:

2007	$48,227
2008	9,766
2009	2,071
2010	2,900
2011	2,289

Total	$65,253

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2006 and 2005, the company had repurchase agreements of $20,209 and $15,309.

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2006 was approximately $48,458. At December 31, 2006 and 2005 the Bank had borrowed $13,790 and $3,002.

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)	2006	2005
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	1,225	1,289

Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	701	713

Floating interest rate note, originating March 2003, due December 2011, interest payable monthly, including interest of 5.43%	8,216	—

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%	1,487	—

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%	1,161	—

	$13,790	$3,002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2007	$130
2008	137
2009	144
2010	152
2011	8,376
Thereafter	4,851

$13,790

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Additionally the Bank has a line of credit of $4,500 available from the Bankers Bank of Atlanta. There were no borrowings against this line of credit at December 31, 2006 or 2005.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the customer.

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

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)	2006	2005
Available on lines of credit	$20,939	$20,553
Stand-by letters of credit	400	233
Other loan commitments	594	503

	$21,933	$21,289

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2006	2005
Current:
Federal	$342	$121
State	60	37

	$402	$158

Deferred expense(benefit)
Federal	$(52)	$32
State	(9)	5

	(61)	37

Income Tax expense	$341	$195

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2006		2005
	Amount	%	Amount	%
Tax at Federal tax rate	$447	34.0%	$258	34.0%
Tax effect of:
State income tax	40	3.0%	24	3.2%
Tax exempt earnings	(147)	-11.2%	(86)	-11.3%
Other	1	0.1%	(1)	-0.1%

	$341	25.9%	$195	25.8%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2006	2005
Depreciation	$176	$183
Pension	18	10

Gross deferred tax liabilities	194	193

Unrealized loss on securities available-for-sale	(151)	(275)
Allowance for loan loss	(415)	(269)
Minimum pension liability	(97)	(31)

Gross deferred tax (assets)	(663)	(575)

Net deferred tax (asset)	$(469)	$(382)

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Repayments	Balance at end of Year
December 31, 2006	$3,941	$3,674	$(733)	$6,882

December 31, 2005	$5,141	$1,625	$(2,825)	$3,941

The Company held related party deposits of $4,483 and $6,884 at December 31, 2006 and December 31, 2005, respectively.

The Company held related party repurchase agreements of $1,890 and $2,151 at December 31, 2006 and December 31, 2005, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the West Virginia Bankers Association Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $139 and $112 for the years ended December 31, 2006 and 2005.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of October 31, 2006 and 2005 is as follows:

(Dollars in thousands)	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$661	$411
Service cost	122	100
Interest cost	40	31
Actuarial loss	13	119

Benefit obligation at end of year	$836	$661

Change in plan assets:
Fair value of plan assets at beginning of year	$455	$310
Actual return on plan assets	59	20
Employer contribution	150	125
Benefits paid	—	—

Fair value of plan assets at end of year	$664	$455

Funded status	$(172)	$(205)
Unrecognized net actuarial loss	226	247
Unrecognized prior service cost	17	19

Prepaid pension cost recognized	$71	$61

Accumulated benefit obligation	$682	$533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

At December 31, 2006 and 2005, the weighted average assumptions used to determine the benefit obligation are as follows:

Discount rate	6.00%	5.75%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

Service cost	$122	$100
Interest cost	40	31
Expected return on plan assets	(42)	(31)
Amortization of prior service costs	3	2
Amortization of loss	16	10

Net periodic pension cost	$139	$112

At December 31, 2006 and 2005, the weighted average assumptions used to determine net periodic pension cost are as follows:

Discount rate	5.75%	6.50%
Expected long-term rate of return on plan assets	8.50%	8.50%
Rate of compensation increase	3.00%	3.50%

The Company’s pension plan asset allocations at October 31, 2006 and 2005, as well as target allocations for 2007 are as follows:

Asset Category	2007 Target	10/31/2006	10/31/2005
Equity securities	75%	74%	73%
Balanced fund	25%	20%	22%
Other	0%	6%	5%

Total	100%	100%	100%

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below.

	2007	2006
Expected amortization of transition obligation (asset)	$—	$—
Expected amortization of prior service cost (credit)	2	2
Expected amortization of net loss (gain)	12	16

Below we show the best estimate of the plan contribution for next fiscal year. We also show the benefits expected to be paid in each of the next five fiscal years, and in the aggregrate for the five fiscal years thereafter.

Cash Flow
Contributions for the period of 1/1/2007 through 12/31/2007	$152,885
Estimated future benefit payments reflecting expected future service

1/1/2007 through 12/31/2007	$7,443
1/1/2008 through 12/31/2008	13,971
1/1/2009 through 12/31/2009	29,798
1/1/2010 through 12/31/2010	34,605
1/1/2011 through 12/31/2011	37,607
1/1/2012 through 12/31/2016	265,189

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets. As of December 31, 2006 the Company has allocated $99 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years. The remaining $896 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

NOTE 12. STOCK OFFERING

During 2006 the Company completed a public stock offering of 725,000 shares of common stock, which increased capital by more than $11 million. This offering was done to support expansion into bordering Harrison County and the growing Jefferson County area in West Virginia’s eastern panhandle.

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan provides for the issuance of stock options to selected employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. All options granted prior to 2004 vest in 4 years, and expire 10 years from the date of grant. For options granted in 2004 and 2005 the vesting period has been accelerated to fully vest at December 31, 2005. These options also expire 10 years from the date of the grant. Options granted in 2006 vest in 5 years and expire 10 years from the date of the grant

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2006		2005
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	175,312	$14.63	40,829	$10.12
Granted	2,500	16.00	134,483	16.00
Adjust for 5% stock dividend	—	$—	—	$—
Exercised	—	—	—	—
Forfeited/expired	1,000	—	—	—

Outstanding at end of year	176,812	$14.64	175,312	$14.63

Exercisable at end of year	174,312	$14.63	175,312	$14.63

Weighted-average fair value of options granted during the year		$6.37		$5.45

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 4.62% and 4.25% for 2006 and 2005, respectively, and a weighted-average expected life of the options of 7 years for 2006 and 2005. The expected volatility of MVB’s stock price used for 2006 options was 12.5% and the expected dividend yield used was .625%. No volatility or expected dividends were used to estimate the fair value of MVB’s stock in 2005.

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.98	37,154	4.00	$9.98	37,154	$9.98
$10.48	1,575	5.00	$10.48	1,575	$10.48
$12.38	2,100	8.00	$12.38	2,100	$12.38
$16.00	135,983	9.00	$16.00	133,483	$16.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2006 and 2005, the Bank meets all capital adequacy requirements to which it is subject.

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

	ACTUAL		MINIMUM TO BE WELL CAPITALIZED		MINIMUM FOR CAPITAL ADEQUACY PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2006
Total Capital (to risk-weighted assets)
Consolidated	$22,972	15.9%	N/A	N/A	$11,545	8.0%
Subsidiary Bank	$21,926	15.2%	$14,419	10.0%	$11,535	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$21,766	15.1%	N/A	N/A	$5,772	4.0%
Subsidiary Bank	$20,720	14.4%	$8,651	6.0%	$5,767	4.0%

Tier I Capital (to average assets)
Consolidated	$21,766	11.9%	N/A	N/A	$7,307	4.0%
Subsidiary Bank	$20,720	11.4%	$9,127	5.0%	$7,302	4.0%

As of December 31, 2005
Total Capital (to risk-weighted assets)
Consolidated	$19,391	17.6%	N/A	N/A	$8,850	8.0%
Subsidiary Bank	$18,126	16.5%	$11,017	10.0%	$8,814	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$18,518	16.8%	N/A	N/A	$4,425	4.0%
Subsidiary Bank	$17,253	15.7%	$6,610	6.0%	$4,407	4.0%

Tier I Capital (to average assets)
Consolidated	$18,518	12.7%	N/A	N/A	$5,856	4.0%
Subsidiary Bank	$17,253	11.8%	$7,297	5.0%	$5,838	4.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceeding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

Years ended December 31:	(Dollars in thousands)
2007	$54
2008	54
2009	55
2010	55
2011	55
Thereafter	485
Total minimum payments required:	$758

Total lease expense for the years ended December 31, 2006 and 2005 was $54 and $53, respectively.

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

December 31, 2006

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2006
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$6,417	$6,417
Interest bearing balances - FHLB	53	53
Certificates of deposit in other banks	—	—
Securities available-for-sale	26,413	26,413
Securities held-to-maturity	2,326	2,316
Loans	142,599	139,747
Accrued interest receivable	844	844

	$178,652	$175,790

Financial liabilities:
Deposits	$134,593	$134,272
Repurchase agreements	20,209	20,209
Federal Home Loan Bank Borrowings	13,790	13,859
Accrued interest payable	405	405

	$168,997	$168,745

	December 31, 2005
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$3,130	$3,130
Interest bearing balances - FHLB	2,723	2,723
Certificates of deposit in other banks	891	891
Securities available-for-sale	24,926	24,926
Securities held-to-maturity	3,608	3,591
Loans	105,214	105,740
Accrued interest receivable	659	659

	$141,151	$141,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

Financial liabilities:
Deposits	$113,953	$113,346
Repurchase agreements	15,309	15,309
Federal Home Loan Bank Borrowings	3,002	3,002
Accrued interest payable	294	294

	$132,558	$131,951

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

NOTE 18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company’s balance sheets at December 31, 2006 and 2005, and the related statements of income and cash flows for each of those years are presented below:

(Dollars in thousands, except share data)
Balance Sheets	December 31
	2006	2005
Assets
Cash	$110	$445
Investment in bank subsidiary, eliminated in consolidation	21,541	18,068
Other assets	4	5

Total assets	$21,655	$18,518

Liabilities and shareholders’ equity
Liabilities
Other liabilities	$—	$—

Total liabilities	—	—

Stockholders’ equity
Preferred stock, par value $1,000; 5,000 shares authorized, none issued	$—	$—
Common stock, par value $1; 4,000,000 shares authorized; 1,467,849 and 1,336,517 shares issued and outstanding, respectively	1,468	1,336
Additional paid in capital	17,720	15,750
Treasury stock	(18)	(10)
Retained earnings	2,858	1,885
Accumulated other comprehensive income	(373)	(443)

Total stockholders’ equity	21,655	18,518
Total liabilities and stockholders’ equity	$21,655	$18,518

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2006

(Dollars in thousands)	2006	2005
Statements of Income
Income - dividends from bank subsidiary	$—	$100
Expenses - operating	30	29
Income/(Loss) before income taxes and undistributed income	(30)	71
Equity in Statements of Cash Flows undistributed income of bank subsidiary	1,003	491

Net income	$973	$562

(Dollars in thousands)	2006	2005
Statements of Cash Flows
OPERATING ACTIVITIES
Net income	$973	$562
Equity in undistributed income of bank subsidiary	(1,003)	(491)
Decrease in other assets	1	15
(Decrease) in other liabilities	—	(9)
Net cash (used in)/provided by operating activities	(29)	77

FINANCING ACTIVITIES
Proceeds of stock offering	2,102	9,369
Investment in subsidiary	(2,400)	(9,000)
Purchase of treasury stock	(8)	(1)
Net cash provided by/(used in) financing activities	(306)	368

(Decrease)/increase in cash	(335)	445

Cash at beginning of period	445	—

Cash at end of period	$110	$445

(Brown Edwards & Company, L.L.P. letterhead)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of

MVB Financial Corp.

Fairmont, West Virginia

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all materials respects, the consolidated financial position of MVB Financial Corp. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Brown, Edwards & Company, L. L. P

Bluefield, West Virginia

February 13,2007

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee and Board of Directors approved dismissing the current MVB independent certifying accountants, Brown, Edwards & Company, L.L.P. (“BE”), Bluefield, WV, upon completion of the examination of MVB’s 2006 financial statements. BE was informed of this change on January 8, 2007. Brown Edwards also reviewed the MVB 2006 Annual Report on Form 10-KSB prior to its filing. The dismissal is totally related to the proposed cost for the examination of the 2007 MVB financial statements.

Brown Edwards has examined the financial statements for 2003, 2004, 2005 and 2006. For 2003, 2004, 2005 and 2006, the financial statements of MVB contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principle.

The recommendation to change accountants was approved by the Audit Committee and Board of Directors of MVB.

There were no disagreements with Brown Edwards on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

MVB filed a Form 8-K/A on January 8, 2007 regarding a change in accountants. We requested a letter from the dismissed accountants asking that they furnish a letter to the Commission as to whether or not they agreed with the statements made by MVB. Brown, Edwards & Company, L.L.P. furnished a letter addressed to the Commission stating that they agreed with MVB’s statements. A copy of the letter dated January 16, 2007, was filed as Exhibit 16 to the Form 8-K/A.

The Audit Committee and Board of Directors of MVB have elected to engage new accountants to audit MVB’s financial statements for 2007. S.R. Snodgrass, A.C., Certified Public Accountants and Consultants (“Snodgrass”), Wheeling, WV as the new accounting firm to audit the financial statements for MVB for 2007. Based on the proposal received from Snodgrass, it is expected that they will also audit the financial statements of MVB for 2008 and 2009.

MVB did not discuss the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on MVB’s financial statements and neither written or oral advice was provided that was an important factor considered by MVB in reaching a decision as to an accounting, auditing or financial reporting issue.

ITEM 8A.	CONTROLS AND PROCEDURES

The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective as of December 31, 2006.

There were no significant changes in the company’s internal controls over financial reporting during the fourth quarter of 2006.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 2-4 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2007. For discussion of the audit committee financial expert of MVB, see “Committees of the Board”, on page 5 of MVB’s definitive proxy statement relating to MVB’s Annual Meeting of Shareholders for 2007, which is expressly incorporated by reference.

ITEM 10.	EXECUTIVE COMPENSATION

See “Executive Compensation” on page 8 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2007.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2007 which section is expressly incorporated by reference. For equity compensation plan information, please see table below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	174,312	$14.63	11,796
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	174,312	$14.63	11,796

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Total loans outstanding from the Bank at December 31, 2006 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $5.6 million or 26.1% of total equity capital and 3.96% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.	EXHIBITS

Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 52. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Ratification of Auditors” on page 11 and 12 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2007.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-KSB for Fiscal Year Ended December 31, 2006

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Footnotes to Financial Statements Note 1 “Net Income per Common Share”

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of Brown, Edwards & Company, L.L.P., Independent Auditors	Found on Page 48 herein

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 27, 2007

MVB FINANCIAL CORP.

By:	/S/ JAMES R. MARTIN
James R. Martin President and Chief Executive Officer (Duly Authorized Officer)

By:	/S/ ERIC L. TICHENOR
Eric L. Tichenor Vice President and Chief Financial Officer (Principal Accounting Officer)