Form 10QSB
period 2007-03-31
MVB FINANCIAL CORP
filed 2007-05-14
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, the number of shares outstanding of the issuer’s only class of common stock was 1,467,849.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-8 of this report.

	Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	2

	Consolidated Statements of Income for the Three Months ended March 31, 2007 and 2006	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 9-18 of this report.

Item 3.	Controls and Procedures	19

Part II.	Other Information

Item 5.	Other Information	20

Item 6.	Exhibits	20

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31 2007 (Unaudited)	December 31 2006 (Note 1)
Assets
Cash and due from banks	$4,620	$6,417
Interest bearing balances – FHLB	8,754	53
Investment securities:
Securities held-to-maturity, at cost	2,323	2,326
Securities available-for-sale, at approximate market value	24,951	26,413

Loans:	139,114	142,599
Less: Allowance for loan losses	(1,318)	(1,206)

Net loans	137,796	141,393
Loans held for sale	400	1,293
Bank premises, furniture and equipment, net	6,975	6,493
Accrued interest receivable and other assets	6,614	6,896

Total assets	$192,433	$191,284

Liabilities
Deposits
Non-interest bearing	$18,572	$19,758
Interest bearing	125,061	114,835

Total deposits	143,633	134,593

Accrued interest, taxes and other liabilities	1,005	1,037
Repurchase agreements	15,364	20,209
Federal Home Loan Bank borrowings	6,511	13,790
Long-term debt	4,000	—

Total liabilities	170,513	169,629

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,467,849 and 1,467,849 issued and outstanding, respectively	1,468	1,468
Additional paid-in capital	17,720	17,720
Treasury Stock	(18)	(18)
Retained earnings	3,117	2,858
Accumulated other comprehensive income (loss)	(367)	(373)

Total stockholders’ equity	21,920	21,655

Total liabilities and stockholders’ equity	$192,433	$191,284

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended March 31
	2007	2006
Interest income
Interest and fees on loans	$2,482	$1,760
Interest on deposits with other banks	18	22
Interest on investment securities – taxable	316	282
Interest on tax exempt loans and securities	83	79

Total interest income	2,899	2,143

Interest expense
Deposits	1,077	684
Repurchase agreements	170	128
Federal Home Loan Bank borrowings	106	50
Long-term debt	2	—

Total interest expense	1,355	862

Net interest income	1,544	1,281

Provision for loan losses	120	75

Net interest income after provision for loan losses	1,424	1,206

Other income
Service charges on deposit accounts	145	137
Income on bank owned life insurance	38	37
Visa debit card income	49	38
Origination fees on mortgages sold	84	31
Other operating income	27	17

Total other income	343	260

Other expense
Salary and employee benefits	790	715
Occupancy expense	101	93
Equipment expense	76	81
Data processing	175	149
Advertising	40	12
Legal and accounting fees	21	20
Printing, stationery and supplies	21	23
Other taxes	27	21
Other operating expenses	138	130

Total other expense	1,389	1,244

Income before income taxes	378	222

Income tax expense	120	49

Net income	$258	$173

Basic net income per share	$0.18	$0.13
Diluted net income per share	$0.17	$0.13
Basic weighted average shares outstanding	1,467,849	1,347,751
Diluted weighted average shares outstanding	1,482,774	1,362,762

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2007	2006
Operating activities
Net income	$258	$173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120	75
Depreciation	75	77
Loans originated for sale	(4,552)	(2,538)
Proceeds of loans sold	5,445	2,538
Amortization, net of accretion	9	12
Decrease/(increase) in interest receivable and other assets	278	(293)
(Decrease)/increase in accrued interest, taxes, and other liabilities	(30)	208

Net cash used in operating activities	1,603	252
Investing activities
Decrease/(Increase) in loans made to customers	3,477	(12,473)
Purchases of premises and equipment	(558)	(34)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(8,700)	2,607
Purchases of certificates of deposit with other banks	—	(594)
Proceeds from maturity of certificates of deposit with other Banks	—	792
Purchases of investment securities available-for-sale	(500)	—
Proceeds from sales, maturities and calls of securities available-for-sale	1,965	2,122
Proceeds from maturities and calls of securities held-to-maturity	—	5

Net cash used in investing activities	(4,316)	(7,575)
Financing activities
Net increase in deposits	9,040	3,442
Net (decrease)/increase in repurchase agreements and federal funds sold	(4,845)	4,233
Net (decrease)/increase in Federal Home Loan Bank Borrowings	(7,279)	1,736
Net increase in long-term borrowings	4,000	—
Proceeds of stock offering	—	302
Purchase of treasury stock	—	(2)

Net cash provided by financing activities	916	9,711

(Decrease)/increase in cash and cash equivalents	(1,797)	2,388
Cash and cash equivalents—beginning of period	6,417	3,130

Cash and cash equivalents—end of period	$4,620	$5,518

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$1,267	$893
Income taxes	$13	$—

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The consolidated balance sheet as of December 31, 2006 has been extracted from audited financial statements included in MVB’s 2006 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2006, Form 10-KSB filed with the Securities and Exchange Commission.

Note 2. Allowance for Loan Losses

The provision for loan losses for the three months ended March 31, 2007 and 2006 was $120 and $75, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and through the work of the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. The allocation among the various components of the loan portfolio and its adequacy is somewhat difficult considering our limited operating history in newer markets. Loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, estimates of cash flow and underlying collateral value.

The results of this analysis at March 31, 2007, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	March 31
	2007	2006
	(Dollars in thousands)
Allowance for loan losses
Balance, beginning of period	$1,206	$873

Loan charge-offs	(14)	(24)
Loan recoveries	6	4

Net charge-offs	(8)	(20)
Loan loss provision	120	75

Balance, end of period	$1,318	$928

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31
(Dollars in thousands)	2007	2006
Non-accrual loans:		1,590
Commercial	$—	$—
Real Estate	417	—
Consumer	34	—

Total non-accrual loans	451	1,590
Renegotiated loans	—	—

Total non-performing loans	451	1,590
Other real estate, net	—	—

Total non-performing assets	$451	$1,590

Accruing loans past due 90 days or more	$1,462	$468
Non-performing loans as a % of total loans	.32%	1.35%
Allowance for loan losses as a % of non-performing loans	292.24%	58.36%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of March 31, 2007 and December 31, 2006, the Company had repurchase agreements of $15,364 and $20,209.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2007 was approximately $63.4 million.

Borrowings from the FHLB were as follows:

	March 31 2007	December 31 2006
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,209	1,225

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable in monthly installments of $4.	698	701

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,478	1,487

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%.	1,157	1,161

Fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%.	969	—

Floating interest rate note, originating March 2003, due December 2011, interest payable monthly.	—	8,216

	$6,511	$13,790

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2007	109
2008	151
2009	159
2010	168
2011	176
Thereafter	5,748

6,511

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

	Three Months Ended
(Amounts in Thousands)	2007	2006
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(373)	$(443)

Unrealized gains/(losses) on securities available for sale	9	(3)
Pension liability adjustment	—	(40)
Deferred income tax effect	(3)	1

Net change in other comprehensive income	6	(42)

Ending accumulated other comprehensive income	$(367)	$(485)

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2007 and 2006, stock options to purchase 174,312 and 175,312 shares at an average price of $14.63 and $14.63, respectively, were outstanding. For the three months ended March 31, 2007 and 2006, the dilutive effect of stock options was 14,925 and 15,011 shares, respectively.

Note 6 – Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, and employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

In September 2006, The FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company adopted this standard in 2006.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

At March 31, 2007 and for the Three Months Ended March 31, 2007 and 2006:

	2007	2006
Net income to:
Average assets	.55%	.44%
Average stockholders’ equity	4.72	3.79
Net interest margin	3.60	3.63

Average stockholders’ equity to average assets	11.58	11.70
Total loans to total deposits (end of period)	96.85	100.23
Allowance for loan losses to total loans (end of period)	.95	.79
Efficiency ratio	73.61	80.73
Capital ratios:
Tier 1 capital ratio	17.46	14.49
Risk-based capital ratio	18.38	15.26
Leverage ratio	13.24	11.25
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$14.93	$13.98
Market value per share (end of period)*	16.00	16.00
Basic earnings per share	.18	.13
Diluted earnings per share	.17	.13

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. During August of 2005, the bank opened a full-service office at 1000 Johnson Avenue in Bridgeport, WV. In October of 2005 MVB Bank, Inc. purchased an office at 88 Somerset Boulevard in Charles Town, WV. Additionally, the bank expects to complete construction of a full service office in the Martinsburg area of West Virginia’s eastern panhandle in the second quarter of 2007.

During the fourth quarter of 2004, MVB formed two second-tier holding companies, MVB Marion, Inc. and MVB Harrison, Inc. to manage the banking operations of MVB, the sole bank subsidiary in those markets. In 2006 MVB formed a third second-tier holding company, MVB East, Inc. to manage the banking operations of MVB in the Jefferson and Berkeley county markets.

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2006 Annual Report on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2007, MVB earned $258 compared to $173 in the first quarter of 2006. First quarter net income increased $85 from 2006. This increase in net income is the result of increased earnings in the Harrison and Jefferson county offices as they continue to grow.

Loan loss provisions of $120 and $75 were made for the quarters ended March 31, 2007 and 2006, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2007 and 2006 totaled $343 and $260, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $145 at March 31, 2007, an increase of $8 over the first quarter of 2006. Other items that were significant factors in the increase in non-interest income were as follows: income on loans held for sale increased by $53 and Visa debit card income increased by $11 and other operating income increased by $10.

Non-interest expense for the quarters ended March 31, 2007 and 2006 totaled $1.4 million and $1.2 million, respectively. The most significant increases were as follows: salaries and benefits increased by $75, advertising increased by $28 and data processing increased by $26. These increases are directly related to MVB’s continued growth.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2007 and 2006 was 3.60% and 3.63% respectively. During 2006 the Federal Reserve increased rates four times resulting in a total rate increase of 1.00%, which increased MVB’s cost of funds as well. The cost of interest-bearing liabilities increased from 2.83% during the first quarter of 2006 to 3.70% during the first quarter of 2007. This 87 basis point increase is primarily due to the following: a 93 basis point increase on certificates of deposit, an 80 basis point increase on money market accounts, and an 87 basis point increase on repurchase agreements. In addition to the Federal Reserve rate increases, some of the rising cost of funds is attributable to the bank’s competition in the Harrison and Jefferson County markets.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended March 2007			Three Months Ended March 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$1,447	$18	4.98%	$2,112	$22	4.17%

Investment securities	28,424	323	4.55	27,803	289	4.16
Loans:
Commercial	71,808	1,438	8.01	55,144	985	7.14
Tax exempt	6,563	76	4.63	6,366	72	4.52
Consumer	14,937	273	7.31	13,404	245	7.31
Real estate	48,581	771	6.35	36,214	530	5.85

Total loans	141,889	2,558	7.28	111,128	1,832	6.65

Total earning assets	171,760	2,899	6.75	141,043	2,143	6.08
Cash and due from banks	4,518			3,919
Other assets	12,232			11,063

Total assets	$188,510			$156,025

Liabilities
Deposits:
Non-interest bearing demand	$19,069	$—%		$15,242	$—%

NOW	13,256	24	0.72	11,085	14	0.51
Money market checking	27,027	187	2.77	27,245	134	1.97
Savings	5,737	8	0.56	6,374	9	0.56
IRAs	6,347	64	4.03	5,161	48	3.72
CDs	68,006	794	4.67	51,072	478	3.74
Repurchase agreements & FFS	17,533	170	3.88	17,169	129	3.01
FHLB borrowings	8,424	106	5.03	3,782	50	5.29
Long-term debt	133	2	6.02	—	—	—

Total interest-bearing liabilities	146,330	1,355	3.70	121,888	862	2.83

Other liabilities	1,139			637

Total liabilities	166,671			137,767

Stockholders’ equity
Common stock	1,426			1,271
Paid-in capital	17,308			14,975
Retained earnings	3,491			2,424
Accumulated other comprehensive income	(386)			(412)

Total stockholders’ equity	21,839			18,258

Total liabilities and stockholders’ equity	$188,510			$156,025

Net interest spread			3.05			3.25
Impact of non-interest bearing funds on margin			.55			0.38

Net interest income-margin		$1,544	3.60%		$1,281	3.63%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $343 in the first quarter of 2007 compared to $260 in the first quarter of 2006.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $11 from the first quarter of 2006 through increased card penetration to existing and new customers, and origination fees on mortgages sold, which increased by $53 from the first quarter of 2006, mainly a product of the bank’s presence in the Harrison County market.

Non-Interest Expense

For the first quarter of 2007, non-interest expense totaled $1.4 million compared to $1.2 million in the first quarter of 2006. MVB’s efficiency ratio was 73.61% for the first quarter of 2007 compared to 80.73% for the first quarter of 2006. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s first quarter 2007 efficiency ratio has improved from the first quarter of 2006 mainly due to the continued improved performance in Harrison and Jefferson County.

Salaries and benefits totaled $790 for the quarter ended March 31, 2007 compared to $715 for the quarter ended March 31, 2006. This increase in salaries and benefits reflects MVB’s additional staffing and adjustments to existing personnel to continue providing outstanding customer service. MVB had 66 full-time equivalent personnel at March 31, 2007 compared to 64 full-time equivalent personnel as of March 31, 2006. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2007 and 2006, occupancy expense totaled $101 and $93, respectively.

Equipment expense totaled $76 in the first quarter of 2007 compared to $81 for the first quarter of 2006. Included in equipment expense is depreciation of furniture, fixtures and equipment of $47 for the quarter ended March 31, 2007 and $49 for the quarter ended March 31, 2006. Equipment depreciation expense reflects MVB’s commitment to technology.

Data processing costs totaled $175 in the first quarter of 2007 compared to $149 in the first quarter of 2006. These increases are due mainly to the overall account and transaction growth of the bank.

Other operating expense totaled $138 in the first quarter of 2007 compared to $130 in the first quarter of 2006.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .55% and 4.72% for the first quarter of 2007 compared to .44% and 3.79% in the first quarter of 2006. As anticipated these performance indicators have improved from the first quarter of 2006 to the first quarter of 2007 as the Harrison and Jefferson County offices have become more profitable.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, non-interest bearing demand deposits and stockholders’ equity changed significantly during the first quarter of 2007 compared to 2006. The most significant areas of change between the quarters ended March 31, 2007 and March 31, 2006 were as follows: net loans increased to an average balance of $141.9 million from $111.1 million, interest-bearing liabilities grew to an average balance of $146.5 million from $121.9 million, non-interest bearing demand deposits increased to an average balance of $19.2 million from $15.2 million and stockholders’ equity grew to an average balance of $21.8 million from $18.3 million. These trends reflect the continued growth of MVB.

Total assets at March 31, 2007 were $192.4 million or an increase of $1.1 million since December 31, 2006. Asset growth has been slow in the first quarter of 2007 primarily due to slower loan demand than normal. However it is anticipated that loan demand will pick up considerably in the second quarter, especially in the eastern panhandle with the addition of the Berkeley County office.

Deposits totaled $143.6 million at March 31, 2007 or an increase of $9.0 million since December 31, 2006. Repurchase agreements totaled $15.4 million and have decreased $4.8 million since December 31, 2006. Some of this decrease is due to the movement of some repurchase agreements to deposit accounts secured by Federal Home Loan Bank letters of credit.

Stockholders’ equity has increased approximately $265 from December 31, 2006, consisting of earnings for the three months ended March 31, 2007 of $258 and accumulated other comprehensive income of $7.

Cash and Cash Equivalents

Cash and cash equivalents totaled $4.6 million as of March 31, 2007 compared to $6.4 million as of December 31, 2006, or a decrease of $1.8 million.

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

Investment Securities

Investment securities totaled $27.3 million as of March 31, 2007 and $28.7 million as of December 31, 2006. Government sponsored agency securities comprise the majority of the portfolio.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	March 31 2007	December 31 2006
Commercial and nonresidential real estate	$80,935	$83,124
Residential real estate	47,047	48,065
Consumer and other	11,132	11,410

Total loans	$139,114	$142,599

Loan Concentration

At March 31, 2007, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $143.6 million at March 31, 2007.

Non-interest bearing deposits remain a core funding source for MVB. At March 31, 2007, non-interest bearing deposits totaled $18.6 million compared to $19.7 million at December 31, 2006. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $125.1 million at March 31, 2007 compared to $114.8 million at December 31, 2006. Average interest-bearing liabilities totaled $146.5 million during the first quarter of 2007 compared to $121.9 million for the first quarter of 2006. Average non-interest bearing demand deposits totaled $19.2 million for the first quarter of 2007 compared to $15.2 million for the first quarter of 2006. Management will continue to emphasize deposit gathering in 2007 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2007, repurchase agreements totaled $15.4 million compared to $20.2 million at December 31, 2006. In addition to the aforementioned funds alternatives, MVB has access to more than $63.4 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $4.5 million line of credit with the Bankers Bank of Atlanta, and the ability to readily sell jumbo certificates of deposits to other banks.

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

At March 31, 2007, accumulated other comprehensive (loss) totaled $(367) compared to $(373) at December 31, 2006

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2006 Form 10-KSB. At March 31, 2007, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2007 and December 31, 2006 was $32.4 million and $21.9 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2006. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2006.

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

Future Outlook

The bank’s results of operations in the first quarter of 2007 reflect the continued growth and improved performance of the Harrison and Jefferson County offices. Results in the first quarter of 2007 are an improvement over the first three quarters of 2006. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

2007 will be a year of continued growth for MVB, as the Harrison and Jefferson offices continue to mature and the Berkeley County office opens.

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

May 11, 2007	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer