Form 10QSB
period 2007-06-30
MVB FINANCIAL CORP
filed 2007-08-13
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

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

As of August 10, 2007, the number of shares outstanding of the issuer’s only class of common stock was 1,467,849.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

		Page
Part I. Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-9 of this report.

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	2

	Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 9-20 of this report.

Item 3.	Controls and Procedures	21

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	June 30 2007 (Unaudited)	December 31 2006 (Note 1)
Assets
Cash and due from banks	$5,543	$6,417
Interest bearing balances – FHLB	1,329	53
Investment securities:
Securities held-to-maturity, at cost	2,321	2,326
Securities available-for-sale, at approximate market value	23,362	26,413

Loans:	156,538	142,599
Less: Allowance for loan losses	(1,432)	(1,206)

Net loans	155,106	141,393
Loans held for sale	831	1,293
Bank premises, furniture and equipment, net	8,032	6,493
Accrued interest receivable and other assets	7,490	6,896

Total assets	$204,014	$191,284

Liabilities
Deposits
Non-interest bearing	$19,941	$19,758
Interest bearing	130,460	114,835

Total deposits	150,401	134,593

Accrued interest, taxes and other liabilities	1,032	1,037
Repurchase agreements	18,782	20,209
Federal Home Loan Bank borrowings	7,567	13,790
Long-term debt	4,124	—

Total liabilities	181,906	169,629

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,467,849 and 1,467,849 issued and outstanding, respectively	1,468	1,468
Additional paid-in capital	17,720	17,720
Treasury Stock	(18)	(18)
Retained earnings	3,401	2,858
Accumulated other comprehensive income (loss)	(463)	(373)

Total stockholders’ equity	22,108	21,655

Total liabilities and stockholders’ equity	$204,014	$191,284

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$5,144	$3,796	$2,662	$2,036
Interest on deposits with other banks	95	24	77	2
Interest on investment securities – taxable	609	553	293	271
Interest on tax exempt loans and securities	165	161	82	82

Total interest income	6,013	4,534	3,114	2,391

Interest expense
Deposits	2,250	1,428	1,173	744
Repurchase agreements	337	286	167	158
Federal Home Loan Bank borrowings	203	158	97	108
Long-term debt	75	—	73	—

Total interest expense	2,865	1,872	1,510	1,010

Net interest income	3,148	2,662	1,604	1,381

Provision for loan losses	240	162	120	87

Net interest income after provision for loan losses	2,908	2,500	1,484	1,294

Other income
Service charges on deposit accounts	306	289	161	152
Income on bank owned life insurance	78	73	40	36
Visa debit card income	102	80	53	42
Income on loans held for sale	175	71	91	40
Other operating income	81	36	54	19
Loss on sale of securities	—	(4)	—	(4)

Total other income	742	545	399	285

Other expense
Salary and employee benefits	1,675	1,437	885	722
Occupancy expense	175	187	74	94
Equipment expense	160	157	84	76
Data processing	359	306	184	157
Advertising	102	31	62	19
Legal and accounting fees	39	38	18	18
Printing, stationery and supplies	53	49	32	26
Other taxes	56	44	29	23
Other operating expenses	284	277	146	147

Total other expense	2,903	2,526	1,514	1,282

Income before income taxes	747	519	369	297

Income tax expense	210	130	90	81

Net income	$537	$389	$279	$216

Basic net income per share	$0.37	$0.28	$0.19	$0.15
Diluted net income per share	$0.36	$0.28	$0.19	$0.15
Basic weighted average shares outstanding	1,467,849	1,387,460	1,467,849	1,426,733
Diluted weighted average shares outstanding	1,492,150	1,402,471	1,492,150	1,441,744

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30
	2007	2006
Operating activities
Net income	$537	$389
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240	162
Depreciation	153	155
Stock option expense	5	—
Loans originated for sale	(11,704)	(3,454)
Proceeds of loans sold	12,166	2,436
Amortization, net of accretion	18	24
(Increase) in interest receivable and other assets	(34)	(681)
(Decrease)/increase in accrued interest, taxes, and other liabilities	(3)	298

Net cash provided by/(used in)/operating activities	1,378	(671)
Investing activities
(Increase)/decrease in loans made to customers	(13,953)	(20,595)
Purchases of premises and equipment	(1,692)	(55)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(1,276)	2,688
Purchases of certificates of deposit with other banks	—	(594)
Proceeds from maturity of certificates of deposit with other Banks	—	1,485
Purchases of investment securities available-for-sale	(624)	(1,400)
Proceeds from sales, maturities and calls of securities available-for-sale	3,511	3,712
Purchase of bank owned life insurance	(500)	—
Proceeds from maturities and calls of securities held-to-maturity	—	209

Net cash (used in) investing activities	(14,534)	(14,550)
Financing activities
Net increase in deposits	15,808	2,523
Net (decrease)/increase in repurchase agreements	(1,427)	1,890
Net (decrease)/increase in Federal Home Loan Bank Borrowings	(6,223)	10,419
Proceeds from long-term borrowings	4,124	—
Purchase of treasury stock	—	(2)
Proceeds of stock offering	—	2,101

Net cash provided by financing activities	12,282	16,931

(Decrease)/increase in cash and cash equivalents	(874)	1,710

Cash and cash equivalents—beginning of period	6,417	3,130

Cash and cash equivalents—end of period	$5,543	$4,840

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$2,729	$1,876
Income taxes	$279	$—

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 2. Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2007 and 2006, was $240 and $162, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at June 30, 2007, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

(Dollars in thousands)	June 30
	2007	2006
Allowance for loan losses
Balance, beginning of period	$1,206	$873

Loan charge-offs	(22)	(42)
Loan recoveries	8	5

Net charge-offs	(14)	(37)
Loan loss provision	240	162

Balance, end of period	$1,432	$998

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	June 30
	2007	2006
Non-accrual loans:
Commercial	$12	$72
Real Estate	162	—
Consumer	11	—

Total non-accrual loans	185	72
Renegotiated loans	—	—

Total non-performing loans	185	72
Other real estate, net	—	—

Total non-performing assets	$185	$72

Accruing loans past due 90 days or more	$292	$10
Non-performing loans as a % of total loans	.12%	.06%
Allowance for loan losses as a % of non-performing loans	774.05%	1386%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of June 30, 2007 and December 31, 2006, the Company had repurchase agreements of $18.8 million and $20.2 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at June 30, 2007 was approximately $58.9 million.

Borrowings from the FHLB were as follows:	June 30 2007	December 31 2006
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,192	1,225
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	695	701
Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%.	1,470	1,487
Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%.	1,153	1,161
Fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%.	965
Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%.	1,092
Floating interest rate note, originating March 2003, due December 2011, interest payable monthly.	—	8,216

	$7,567	$13,790

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2007	81
2008	167
2009	176
2010	186
2011	196
Thereafter	6,761

7,567

Note 4. Other Comprehensive Income

The bank currently has two components of other comprehensive income, which include unrealized gains and losses on securities available for sale and pension liability adjustment. Details are as follows:

	Jun 30 2007	Jun 30 2006
(Amounts in Thousands)
Other Comprehensive Income:
Beginning accumulated other comprehensive income	$(373)	$(443)

Unrealized gains/(losses) on securities available for sale	(150)	(162)
Pension liability adjustment	—	(40)
Deferred income tax effect	60	64

Net change in other comprehensive income	(90)	(138)

Ending accumulated other comprehensive income	$(463)	$(581)

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2007 and 2006, stock options to purchase 174,312 and 175,312 shares at an average price of $14.63 and $14.63, respectively, were outstanding. For the six and three months ended June 30, 2007 and 2006, the dilutive effect of stock options was 24,301 and 15,011 shares, respectively.

Note 6 – Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The adoption of this standard will have no material impact upon the Company’s results of operations.

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

At June 30, 2007 and for the Six and Three Months Ended June 30, 2007 and 2006:

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Net income to:
Average assets	.56%	.49%	.57%	.53%
Average stockholders’ equity	4.49	4.15	5.10	4.49
Net interest margin	3.69	3.66	3.73	3.74
Average stockholders’ equity to average assets	12.40	11.74	11.08	11.79
Total loans to total deposits (end of period)	104.08	107.98	104.08	107.98
Allowance for loan losses to total loans (end of period)	.91	.79	.91	.79
Efficiency ratio	74.63	78.76	75.59	76.95
Capital ratios:
Tier 1 capital ratio	15.80	16.03	15.80	16.03
Risk-based capital ratio	16.70	16.83	16.70	16.83
Leverage ratio	12.81	12.37	12.81	12.37
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$15.06	$14.22	$15.06	$14.22
Market value per share (end of period)*	20.00	16.00	20.00	16.00
Basic earnings per share	.37	.28	.19	.15
Diluted earnings per share	.36	.28	.19	.15

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. During August of 2005, the bank opened a full-service office at 1000 Johnson Avenue in Bridgeport, WV. In October of 2005 MVB Bank, Inc. purchased an office at 88 Somerset Boulevard in Charles Town, WV. Additionally, the bank expects to open a full service office at 651 Foxcroft Avenue in Martinsburg, WV during August 2007.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2007, MVB earned $279 compared to $216 in the second quarter of 2006. Second quarter net income increased $63 from 2006. This increase in net income is the result of increased earnings in the Harrison and Jefferson county offices as they continue to grow.

Loan loss provisions of $120 and $87 were made for the quarters ended June 30, 2007 and 2006, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2007 and 2006 totaled $399 and $285, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $161 at June 30, 2007, an increase of $9 over the second quarter of 2006. Other items that were significant factors in the increase in non-interest income were as follows: income on loans held for sale increased by $51, other operating income increased by $35, and Visa debit card income increased by $11.

Non-interest expense for the quarters ended June 30, 2007 and 2006 totaled $1.5 million and $1.3 million, respectively. The most significant increases were as follows: salaries and benefits increased by $163, advertising increased by $43 and data processing expense increased by $27. These increases are related to MVB’s growth, especially in Berkeley County.

For the six months ended June 30, 2007 MVB earned $537 compared to $389 for the same period in 2006. This $148 increase is mainly attributable to the continued growth and performance of the Harrison and Jefferson County offices. Net interest income increased by $486, the result of the continued growth and improved performance of the new locations.

Loan loss provisions of $240 and $162 were made for the 6 months ended June 30, 2007 and 2006, respectively. This increase of $78 relates to strengthening the loan loss reserves in the newer offices to gradually bring them to the same level as the Marion County portfolio.

Non-interest income for the six months ended June 30, 2007 and 2006 totaled $742 and $545, respectively. This increase of $197 relates primarily to the following: and increase of $104 in origination fees on mortgages sold, a $22 increase in Visa Debit card income and a $17 increase in service charges on deposit accounts.

Non-interest expense for the six months ended June 30, 2007 and 2006 totaled $2.9 million and $2.5 million, respectively. This $377 increase was driven by the following: a $238 increase in salaries and benefits, a $71 increase in advertising and a $53 increase in data processing expense. These increases are all the result of the continued growth and expansion of the bank.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2007 and 2006 was 3.57% and 3.74% respectively. During 2006 the Federal Reserve increased rates four times resulting in a total rate of 1.00%, which increased MVB’s cost of funds as well. The cost of interest-bearing liabilities increased from 3.16% during the second quarter of 2006 to 3.89% during the second quarter of 2007. This 73 basis point increase is primarily due to the following: an 80 basis point increase on certificates of deposit, a 61 basis point increase on money market accounts, a 48 basis point increase on IRA accounts and a 52 basis point increase on repurchase agreements. Despite the increase in cost, the repurchase agreements remain one of the most attractive sources of funds for MVB. In addition to the Federal Reserve rate increases, some of the rising cost of funds is attributable to the bank’s competition in the Jefferson County market.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$6,000	$77	5.13%	$95	$1	4.63%
Investment securities	26,113	300	4.60	26,170	277	4.23
Loans:
Commercial	80,003	1,621	8.10	58,431	1,126	7.70
Tax exempt	6,336	74	4.67	6,583	76	4.60
Consumer	13,896	256	7.37	15,280	276	7.24
Real estate	47,315	786	6.64	41,179	635	6.17

Total loans	147,550	2,737	7.42	121,473	2,113	6.96

Total earning assets	179,663	3,114	6.93	147,738	2,391	6.47
Cash and due from banks	4,685			4,315
Other assets	13,031			11,316

Total assets	$197,379			$163,369

Liabilities
Deposits:
Non-interest bearing demand	$19,163	$—%		$15,739	$—%

NOW	13,466	26	0.77	11,373	14	0.50
Money market checking	29,514	213	2.89	25,537	145	2.28
Savings	6,017	9	0.60	6,468	10	0.59
IRAs	6,586	73	4.43	5,939	59	3.95
CDs	70,893	851	4.80	51,575	516	4.00
Repurchase agreements & FFS	17,075	168	3.94	18,499	158	3.42
FHLB borrowings	7,662	97	5.06	8,242	108	5.24
Long-term debt	4,124	73	7.08	—	—	—

Total interest-bearing liabilities	155,337	1,510	3.89	127,633	1,010	3.16

Other liabilities	999			738

Total liabilities	175,499			144,110

Stockholders’ equity
Common stock	1,468			1,325
Paid-in capital	17,720			15,800
Retained earnings	3,080			2,648
Accumulated other comprehensive income	(388)			(514)

Total stockholders’ equity	21,880			19,259

Total liabilities and stockholders’ equity	$197,379			$163,369

Net interest spread			3.23			3.31
Impact of non-interest bearing funds on margin			.50			.43

Net interest income-margin		$1,604	3.57%		$1,381	3.74%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$3,736	$95	5.09%	$674	$13	3.86%
CDs with banks	—	—	—	424	10	4.72
Investment securities	27,262	623	4.57	26,982	566	4.20
Loans:
Commercial	75,928	3,059	8.06	56,796	2,112	7.44
Tax exempt	6,449	150	4.65	6,477	148	4.57
Consumer	14,413	528	7.33	14,382	522	7.26
Real estate	47,945	1,558	6.50	38,940	1,163	5.97

Total loans	144,735	5,295	7.32	116,595	3,945	6.77

Total earning assets	175,733	6,013	6.84	144,675	4,534	6.27
Cash and due from banks	4,602			4,118
Other assets	12,656			10,797

Total assets	$192,991			$159,590

Liabilities
Deposits:
Non-interest bearing demand	$19,182	$—%		$15,492	$—%

NOW	13,361	50	0.75	11,230	28	0.50
Money market checking	28,277	400	2.83	26,386	280	2.12
Savings	5,878	17	0.58	6,458	19	0.59
IRAs	6,467	138	4.27	5,552	107	3.85
CDs	69,457	1,644	4.73	51,288	995	3.88
Repurchase agreements & FFS	17,303	338	3.91	17,838	285	3.20
FHLB borrowings	8,041	203	5.05	6,025	158	5.24
Long-term debt	2,142	75	7.00	—	—	—

Total interest-bearing liabilities	150,926	2,865	3.80	124,777	1,872	3.00

Other liabilities	1,068			560

Total liabilities	171,176			140,829

Stockholders’ equity
Common stock	1,468			1,298
Paid-in capital	17,720			15,389
Retained earnings	3,014			2,537
Accumulated other comprehensive income	(387)			(463)

Total stockholders’ equity	21,815			18,761

Total liabilities and stockholders’ equity	$192,991			$159,590

Net interest spread			3.04			3.27
Impact of non-interest bearing funds on margin			.54			.41

Net interest income-margin		$3,148	3.58%		$2,662	3.68%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $399 in the second quarter of 2007 compared to $285 in the second quarter of 2006.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $11 from the second quarter of 2006 through increased card penetration to existing and new customers, and income on loans held for sale, which increased by $51 from the second quarter of 2006, a product of the bank’s presence in the Harrison County market, as well as increased focus on this area in the Marion County market.

Non-Interest Expense

For the second quarter of 2007, non-interest expense totaled $1.5 million compared to $1.3 million in the second quarter of 2006. MVB’s efficiency ratio was 75.59% for the second quarter of 2007 compared to 76.95% for the second quarter of 2006. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. MVB’s 2007 efficiency ratio has improved slightly from the second quarter of 2006 due to continued improved performance in Harrison and Jefferson counties. This improvement has been somewhat offset by expenses relating to the opening of the Berkeley County office.

Salaries and benefits totaled $885 for the quarter ended June 30, 2007 compared to $722 for the quarter ended June 30, 2006. This increase in salaries and benefits reflects MVB’s additional staffing for the Berkeley County office, which will officially open in early August, and adjustments to existing personnel. MVB had 71 full-time equivalent personnel at June 30, 2007 compared to 63 full-time equivalent personnel as of June 30, 2006. This increase is mainly due to the addition of staff for the new office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2007 and 2006, occupancy expense totaled $74 and $94, respectively. This decrease is a result discontinued office space rental in the eastern panhandle and a reduction in the amount of property tax accrued to adjust to the necessary level.

Equipment expense totaled $84 in the second quarter of 2007 compared to $76 for the second quarter of 2006. Included in equipment expense is depreciation of furniture, fixtures and equipment of $77 for the quarter ended June 30, 2007 and $49 for the quarter ended June 30, 2006. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Harrison and Jefferson and Berkeley County banking offices.

Data processing costs totaled $184 in the second quarter of 2007 compared to $157 in the second quarter of 2006. These increases are due mainly to the overall account and transaction growth of the bank.

Other operating expense totaled $146 in the second quarter of 2007 compared to $147 in the second quarter of 2006.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .57% and 5.10% for the second quarter of 2007 compared to .53% and 4.49% in the second quarter of 2006. As anticipated these performance indicators have increased from the second quarter of 2006 to the second quarter of 2007 as the Harrison and Jefferson County offices have become more profitable.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2007 compared to 2006. The most significant areas of change between the quarters ended June 30, 2007 and June 30, 2006 were as follows: net loans increased to an average balance of $147.6 million from $121.5 million, interest-bearing deposits in banks increased to an average balance of $6.0 million from $95, interest-bearing liabilities grew to an average balance of $155.3 million from $127.6 million, non interest-bearing demand deposits increased to an average balance of $19.2 million from $15.7 million and stockholders’ equity increased to an average balance of $21.9 million from $19.3 million. These trends reflect the continued growth of MVB.

Total assets at June 30, 2007 were $204.0 million or an increase of $12.7 million since December 31, 2006. This is mainly attributable to the bank’s expansion into the Harrison and Jefferson County markets and continued emphasis on offering competitive products to customers combined with quality customer service. Asset growth has occurred primarily in the loan portfolio, with loans increasing by $5.4 million in Jefferson and Berkeley County, $5.2 million in Harrison County and $3.3 million in Marion County. Bank premises and equipment has increased by $1.5 million, the result of construction on the Berkeley County facility.

Deposits totaled $150.4 million at June 30, 2007 or an increase of $15.8 million since December 31, 2006. Repurchase agreements totaled $18.8 million and have decreased $1.4 million since December 31, 2006.

Stockholders’ equity has increased approximately $453 from December 31, 2006, due to earnings for the six months ended June 30, 2007 of $537 and accumulated other comprehensive loss of $90.

Cash and Cash Equivalents

Cash and cash equivalents totaled $5.5 million as of June 30, 2007 compared to $6.4 million as of December 31, 2006, or a decrease of $874.

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

Investment Securities

Investment securities totaled $25.7 million as of June 30, 2007 and $28.7 million as of December 31, 2006. Government sponsored agency securities comprise the majority of the portfolio.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	June 30 2007	December 31 2006
Commercial and nonresidential real estate	$96,872	$83,124
Residential real estate	48,491	48,065
Consumer and other	11,175	11,410

Total loans	$156,538	$142,599

Loan Concentration

At June 30, 2007, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $150.4 million at June 30, 2007.

Non interest bearing deposits remain a core funding source for MVB. At June 30, 2007, non-interest bearing deposits totaled $19.9 million compared to $19.8 million at December 31, 2006. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $130.5 million at June 30, 2007 compared to $114.8 million at December 31, 2006. Average interest-bearing liabilities totaled $155.3 million during the second quarter of 2007 compared to $127.6 million for the second quarter of 2006. Average non-interest bearing demand deposits totaled $19.2 million for the second quarter of 2007 compared to $15.7 million for the second quarter of 2006. Management will continue to emphasize deposit gathering in 2007 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At June 30, 2007, repurchase agreements totaled $18.8 million compared to $20.2 million at December 31, 2006. In addition to the aforementioned funds alternatives, MVB has access to more than $58.9 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $4.5 million line of credit with the Bankers Bank of Atlanta and the ability to readily sell jumbo certificates of deposits to other banks.

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

In March 2007, MVB formed a statutory business trust for the purpose of issuing $4 million in trust preferred capital securities with the proceeds invested in MVB Bank, Inc. This was done primarily to increase the lending limit of the bank. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 1.62% over the three month LIBOR rate which is reset quarterly.

At June 30, 2007, accumulated other comprehensive (loss) totaled $(463) compared to $(373) at December 31, 2006. This change relates to a decrease in the market value of available-for-sale securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2006 Form 10-KSB. At June 30, 2007, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2007 and December 31, 2006 was $38.9 million and $21.9 million, respectively.

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

Future Outlook

The bank’s results of operations in the second quarter of 2007 reflect the continued improved performance of the Harrison and Jefferson County offices. Results in the second quarter of 2007 are an improvement over both the first quarter of 2007 and the second quarter of 2006. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

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

MVB’s Annual Shareholder’s Meeting was held on May 15, 2007. Three items were submitted to the Shareholders for consideration. The items and vote are noted below:

Item 1. To elect six directors for a three-year term:

For	Against	Abstain
1,096,484	2,977	1,102

Item 2. To approve amendments to the MVB Financial Corp. 2003 Stock Incentive Plan to provide for shares of Common Stock to be available for the plan.

For	Against	Abstain
933,268	27,085	7,349

Item 3. To ratify the appointment of S.R. Snodgrass, A.C., as Independent Certified Public Accountants for the year 2007.

For	Against	Abstain
1,095,1448	955	4,464

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits were filed with Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and are incorporated by reference herein.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.1-1	Articles of Incorporation – Amendment

Exhibit 3.2	Bylaws

(b)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2007	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer