Form 10QSB
period 2007-09-30
MVB FINANCIAL CORP
filed 2007-11-14
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

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

As of November 13, 2007, the number of shares outstanding of the issuer’s only class of common stock was 1,482,799.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

		Page
Part I	Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-9 of this report.

	Consolidated Balance Sheets at September 30, 2007 and December 31, 2006	2

	Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 9-20 of this report.

Item 3.	Controls and Procedures	21

Part II.	Other Information	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30 2007 (Unaudited)	December 31 2006 (Note 1)
Assets
Cash and due from banks	$3,579	$6,417
Interest bearing balances – FHLB	182	53
Investment securities:
Securities held-to-maturity, at cost	2,318	2,326
Securities available-for-sale, at approximate market value	22,895	26,413

Loans:	172,760	142,599
Less: Allowance for loan losses	(1,568)	(1,206)

Net loans	171,192	141,393
Loans held for sale	643	1,293
Bank premises, furniture and equipment, net	8,220	6,493
Accrued interest receivable and other assets	8,833	6,896

Total assets	$217,862	$191,284

Liabilities
Deposits
Non-interest bearing	$20,275	$19,758
Interest bearing	136,878	114,835

Total deposits	157,153	134,593

Accrued interest, taxes and other liabilities	1,367	1,037
Repurchase agreements	20,481	20,209
Federal Home Loan Bank borrowings	12,054	13,790
Long-term debt	4,124	—

Total liabilities	195,179	169,629

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,469,613 and 1,467,849 issued and outstanding, respectively	1,470	1,468
Additional paid-in capital	17,735	17,720
Treasury Stock	(58)	(18)
Retained earnings	3,820	2,858
Accumulated other comprehensive income (loss)	(284)	(373)

Total stockholders’ equity	22,683	21,655

Total liabilities and stockholders’ equity	$217,862	$191,284

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Interest income
Interest and fees on loans	$8,350	$6,061	$3,206	$2,265
Interest on deposits with other banks	99	25	4	1
Interest on investment securities – taxable	897	836	288	283
Interest on tax exempt loans and securities	247	246	82	85

Total interest income	9,593	7,168	3,580	2,634

Interest expense
Deposits	3,523	2,245	1,273	817
Repurchase agreements	523	486	186	200
Federal Home Loan Bank borrowings	372	332	169	174
Long-term debt	149	—	74	—

Total interest expense	4,567	3,063	1,702	1,191

Net interest income	5,026	4,105	1,878	1,443

Provision for loan losses	382	284	142	122

Net interest income after provision for loan losses	4,644	3,821	1,736	1,321

Other income
Service charges on deposit accounts	471	434	165	145
Income on bank owned life insurance	123	112	45	39
Visa debit card income	155	123	53	43
Income on loans held for sale	261	153	86	82
Other operating income	173	65	92	29
Loss on sale of securities	—	(4)	—	—

Total other income	1,183	883	441	338

Other expense
Salary and employee benefits	2,593	2,169	918	732
Occupancy expense	280	281	105	94
Equipment expense	259	234	99	77
Data processing	553	467	194	161
Advertising	181	73	79	42
Legal and accounting fees	60	67	21	29
Printing, stationery and supplies	91	67	38	18
Other taxes	88	70	32	26
Other operating expenses	500	401	216	124

Total other expense	4,605	3,829	1,702	1,303

Income before income taxes	1,222	875	475	356

Income tax expense	270	227	60	97

Net income	$952	$648	$415	$259

Basic net income per share	$0.65	$0.46	$0.28	$0.18
Diluted net income per share	$0.63	$0.45	$0.27	$0.17
Basic weighted average shares outstanding	1,467,959	1,414,551	1,468,175	1,467,849
Diluted weighted average shares outstanding	1,514,762	1,429,562	1,514,978	1,482,860

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30
	2007	2006
Operating activities
Net income	$952	$648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	382	284
Deferred income tax (benefit)	(164)	(37)
Depreciation	258	234
Stock option expense	9	—
Loans originated for sale	(19,459)	(8,942)
Proceeds of loans sold	20,109	7,867
Amortization, net of accretion	24	33
(Increase) in interest receivable and other assets	(1,331)	(816)
Increase in accrued interest, taxes, and other liabilities	331	300

Net cash provided by/(used in)/operating activities	1,110	(429)
Investing activities
(Increase) in loans made to customers	(30,181)	(25,761)
Purchases of premises and equipment	(1,985)	(62)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(129)	2,686
Purchases of certificates of deposit with other banks	—	(594)
Proceeds from maturity of certificates of deposit with other Banks	—	1,485
Purchases of investment securities available-for-sale	(624)	(3,900)
Proceeds from sales, maturities and calls of securities available-for-sale	4,273	4,570
Purchase of bank owned life insurance	(500)	—
Proceeds from maturities and calls of securities held-to-maturity	—	209

Net cash (used in) investing activities	(29,146)	(21,367)
Financing activities
Net increase in deposits	22,560	6,265
Net increase in repurchase agreements	272	7,362
Net (decrease)/increase in Federal Home Loan Bank Borrowings	(1,736)	7,171
Proceeds from long-term borrowings	4,124	—
Purchase of treasury stock	(40)	(4)
Proceeds of stock offering		2,101
Common stock options exercised	18	—

Net cash provided by financing activities	25,198	22,895

(Decrease)/increase in cash and cash equivalents	(2,838)	1,099
Cash and cash equivalents - beginning of period	6,417	3,130

Cash and cash equivalents - end of period	$3,579	$4,229

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$4,284	$3,033
Income taxes	$306	$200

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 2. Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2007 and 2006, was $382 and $284, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at September 30, 2007, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	September 30
(Dollars in thousands)	2007	2006
Allowance for loan losses
Balance, beginning of period	$1,206	$873

Loan charge-offs	(30)	(63)
Loan recoveries	10	5

Net charge-offs	(20)	(58)
Loan loss provision	382	284

Balance, end of period	$1,568	$1,099

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30
(Dollars in thousands)	2007	2006
Non-accrual loans:
Commercial	$12	$72
Real Estate	176	—
Consumer	1	—

Total non-accrual loans	189	72
Renegotiated loans	—	—

Total non-performing loans	189	72
Other real estate, net	—	—

Total non-performing assets	$189	$72

Accruing loans past due 90 days or more	$441	$89
Non-performing loans as a % of total loans	.11%	.05%
Allowance for loan losses as a % of non-performing loans	829.63%	1526.39%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of September 30, 2007 and December 31, 2006, the Company had repurchase agreements of $20.5 million and $20.2 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at September 30, 2007 was approximately $47.0 million.

Borrowings from the FHLB were as follows:

	September 30 2007	December 31 2006
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,175	1,225

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	692	701

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%.	1,461	1,487

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%.	1,148	1,161

Fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%.	962

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%.	1,089

Fixed interest rate note originating September 2007, due September 2008, payable September 2008, interest of 4.53% payable quarterly.	700	—

Floating interest rate note, originating March 2003, due December 2011, interest of 5.34% payable monthly.	3,827	8,216

	$12,054	$13,790

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2007	41
2008	867
2009	176
2010	186
2011	4,023
Thereafter	6,761

12,054

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and nine month periods ended September 30, 2007 and September 30, 2006.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Unrealized gain (losses) on securities available for sale	$298	$331	$148	$169
Pension liability adjustment	—	—	—	(40)
Tax effect	(119)	(132)	(59)	(68)

Net of tax effect	179	199	89	61
Net income as reported	415	259	952	648

Total comprehensive income	$594	$458	$1,041	$709

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2007 and 2006, stock options to purchase 174,312 and 175,312 shares at an average price of $14.63 and $14.63, respectively, were outstanding. For the nine and three months ended September 30, 2007 and 2006, the dilutive effect of stock options was 46,803 and 15,011 shares, respectively.

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

At September 30, 2007 and for the Nine and Three Months Ended September 30, 2007 and 2006:

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Net income to:
Average assets	.64%	.53%	.78%	.60%
Average stockholders’ equity	5.78	4.42	7.45	4.92
Net interest margin	3.69	3.68	3.89	3.70

Average stockholders’ equity to average assets	11.01	11.91	10.49	12.18
Total loans to total deposits (end of period)	109.93	108.90	109.93	108.90
Allowance for loan losses to total loans (end of period)	.91	.99	.91	.99
Efficiency ratio	74.17	76.76	73.39	73.16
Capital ratios:
Tier 1 capital ratio	14.50	15.47	14.50	15.47
Risk-based capital ratio	15.39	16.31	15.39	16.31
Leverage ratio	12.09	11.84	12.09	11.84
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$15.43	$14.53	$15.43	$14.53
Market value per share (end of period)*	20.00	16.00	20.00	16.00
Basic earnings per share	.65	.46	.28	.18
Diluted earnings per share	.63	.45	.27	.17

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. During August of 2005, the bank opened a full-service office at 1000 Johnson Avenue in Bridgeport, WV. In October of 2005 MVB Bank, Inc. purchased an office at 88 Somerset Boulevard in Charles Town, WV. Additionally, the bank opened a full service office at 651 Foxcroft Avenue in Martinsburg, WV during August 2007.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2007, MVB earned $415 compared to $259 in the third quarter of 2006. Third quarter net income increased $156 from 2006. This increase in net income is the result of increased earnings in the Harrison and Jefferson county offices as they continue to grow, and a tax refund of $83 relating to years 2004, 2005 and 2006. The tax refunds were the result of a miscalculation of TEFRA on tax exempt loans.

Loan loss provisions of $142 and $122 were made for the quarters ended September 30, 2007 and 2006, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2007 and 2006 totaled $441 and $338, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $165 at September 30, 2007, an increase of $20 over the third quarter of 2006. Other items that were significant factors in the increase in non-interest income were as follows: other operating income increased by $63, and Visa debit card income increased by $10.

Non-interest expense for the quarters ended September 30, 2007 and 2006 totaled $1.7 million and $1.3 million, respectively. The most significant increases were as follows: salaries and benefits increased by $186, other operating expenses increased by $92, advertising increased by $37 and data processing expense increased by $33, equipment expense increased by $22 and printing increased by $20. These increases are mainly related to MVB’s growth, especially in Berkeley County.

For the nine months ended September 30, 2007 MVB earned $952 compared to $648 for the same period in 2006. This $304 increase is mainly attributable to the continued growth and performance of the Harrison and Jefferson County offices. Net interest income increased by $921, the result of the continued growth and improved performance of the new locations.

Loan loss provisions of $382 and $284 were made for the nine months ended September 30, 2007 and 2006, respectively. This increase of $98 relates to strengthening the loan loss reserves in the newer offices to gradually bring them to the same level as the Marion County portfolio.

Non-interest income for the nine months ended September 30, 2007 and 2006 totaled $1.2 million and $883, respectively. This increase of $300 relates primarily to the following: an increase of $108 in origination fees on mortgages sold, a $108 increase in other income, a $32 increase in Visa Debit card income and a $37 increase in service charges on deposit accounts.

Non-interest expense for the nine months ended September 30, 2007 and 2006 totaled $4.6 million and $3.8 million, respectively. This $776 increase was driven by the following: a $424 increase in salaries and benefits, a $108 increase in advertising a $99 increase in other operating expense and an $86 increase in data processing expense. These increases are all the result of the continued growth and expansion of the bank.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2007 and 2006 was 3.89% and 3.70% respectively. During 2006 the Federal Reserve increased rates four times resulting in a total rate increase of 1.00%, which increased MVB’s cost of funds as well. The cost of interest-bearing liabilities increased from 3.53% during the third quarter of 2006 to 4.04% during the third quarter of 2007. This 51 basis point increase is primarily due to the following: a 69 basis point increase on certificates of deposit, a 31 basis point increase on money market accounts, a 49 basis point increase on IRA accounts and a 22 basis point increase on NOW accounts. In addition to the Federal Reserve rate increases, some of the rising cost of funds is attributable to the bank’s competition in the Jefferson and Berkeley County markets

The yield on commercial loans increased from 8.10% in the third quarter of 2006 to 8.57% in the third quarter of 2007. This is due partially to the Federal Reserve raising rates and in part to loan fees recognized immediately on loans with maturities of less than one year in the Eastern Panhandle.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$307	$4	5.21%	$115	$1	3.83%
Investment securities	25,210	293	4.65	26,562	291	4.38
Loans:
Commercial	98,175	2,104	8.57	60,872	1,233	8.10
Tax exempt	6,217	74	4.76	6,670	78	4.68
Consumer	14,182	265	7.47	16,978	317	7.47
Real estate	48,858	840	6.88	44,847	714	6.37

Total loans	167,432	3,283	7.84	129,367	2,342	7.24

Total earning assets	192,949	3,580	7.42	156,044	2,634	6.75
Cash and due from banks	4,842			4,458
Other assets	14,642			12,270

Total assets	$212,433			$172,772

Liabilities
Deposits:
Non-interest bearing demand	$20,606	$—%		$15,891	$—%

NOW	13,659	26	0.76	11,031	15	0.54
Money market checking	29,981	221	2.95	25,016	165	2.64
Savings	6,127	9	0.59	6,017	9	0.60
IRAs	6,542	76	4.65	6,054	63	4.16
CDs	76,093	940	4.94	53,235	565	4.25
Repurchase agreements & FFS	18,775	185	3.94	20,662	200	3.87
FHLB borrowings	13,080	169	5.17	12,924	174	5.39
Long-term debt	4,124	76	7.37	—	—	—

Total interest-bearing liabilities	168,381	1,702	4.04	134,939	1,191	3.53

Other liabilities	1,153			892

Total liabilities	190,140			151,722

Stockholders’ equity
Common stock	1,468			1,420
Paid-in capital	17,722			17,225
Retained earnings	3,484			2,900
Accumulated other comprehensive income	(381)			(495)

Total stockholders’ equity	22,293			21,050

Total liabilities and stockholders’ equity	$212,433			$172,772

Net interest spread			3.38			3.22
Impact of non-interest bearing funds on margin			.51			.48

Net interest income-margin		$1,878	3.89%		$1,443	3.70%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$2,580	$99	5.12%	$486	$15	4.12%
CDs with banks	—	—	—	281	10	4.74
Investment securities	26,571	920	4.62	26,840	856	4.25
Loans:
Commercial	83,426	5,159	8.25	58,170	3,344	7.66
Tax exempt	6,371	224	4.69	6,542	226	4.61
Consumer	14,335	793	7.38	15,270	839	7.33
Real estate	48,252	2,398	6.63	41,249	1,878	6.07

Total loans	152,384	8,574	7.50	121,231	6,287	6.91

Total earning assets	181,535	9,593	7.05	148,838	7,168	6.42
Cash and due from banks	4,683			4,232
Other assets	13,325			10,962

Total assets	$199,543			$164,032

Liabilities
Deposits:
Non-interest bearing demand	$19,662	$—%		$15,626	$—%
NOW	13,461	76	0.75	11,163	42	0.50
Money market checking	28,852	622	2.87	25,924	444	2.28
Savings	5,962	26	0.58	6,309	28	0.59
IRAs	6,493	214	4.39	5,721	170	3.96
CDs	71,694	2,585	4.81	51,944	1,561	4.01
Repurchase agreements & FFS	17,799	523	3.92	18,970	486	3.45
FHLB borrowings	9,739	372	5.09	8,350	332	5.30
Long-term debt	2,810	149	7.07	—	—	—

Total interest-bearing liabilities	156,810	4,567	3.88	128,201	3,063	3.19

Other liabilities	1,097			673

Total liabilities	177,569			144,500

Stockholders’ equity
Common stock	1,468			1,339
Paid-in capital	17,720			16,008
Retained earnings	3,171			2,659
Accumulated other comprehensive income	(385)			(474)

Total stockholders’ equity	21,974			19,532

Total liabilities and stockholders’ equity	$199,543			$164,032

Net interest spread			3.16			3.24
Impact of non-interest bearing funds on margin			.53			.44

Net interest income-margin		$5,026	3.69%		$4,105	3.68%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $441 in the third quarter of 2007 compared to $338 in the third quarter of 2006.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $10 from the third quarter of 2006 through increased card penetration to existing and new customers, and other income , which increased by $63 from the third quarter of 2006, in part due to the formation of the bank’s own title company.

Non-Interest Expense

For the third quarter of 2007, non-interest expense totaled $1.7 million compared to $1.3 million in the third quarter of 2006. MVB’s efficiency ratio was 73.39% for the third quarter of 2007 compared to 73.16% for the third quarter of 2006. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.

Salaries and benefits totaled $918 for the quarter ended September 30, 2007 compared to $732 for the quarter ended September 30, 2006. This increase in salaries and benefits reflects MVB’s additional staffing for the Berkeley County office, which opened in early August, and adjustments to existing personnel. MVB had 71 full-time equivalent personnel at September 30, 2007 compared to 64 full-time equivalent personnel as of September 30, 2006. This increase is mainly due to the addition of staff for the new office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2007 and 2006, occupancy expense totaled $105 and $94, respectively.

Equipment expense totaled $99 in the third quarter of 2007 compared to $77 for the third quarter of 2006. Included in equipment expense is depreciation of furniture, fixtures and equipment of $62 for the quarter ended September 30, 2007 and $49 for the quarter ended September 30, 2006. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Harrison and Jefferson and Berkeley County banking offices.

Data processing costs totaled $194 in the third quarter of 2007 compared to $161 in the third quarter of 2006. These increases are due mainly to the overall account and transaction growth of the bank.

Other operating expense totaled $216 in the third quarter of 2007 compared to $124 in the third quarter of 2006. This increase was largely the result of a $40 increase in FDIC insurance, a $28 increase in director fees and a $14 increase in travel. The increase in FDIC insurance was the result of well capitalized banks not paying FDIC insurance until the third second quarter billing cycle of 2007. The director and travel increases are related to the increased size of the bank.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .78% and 7.45% for the third quarter of 2007 compared to .60% and 4.92% in the third quarter of 2006. As anticipated these performance indicators have increased from the third quarter of 2006 to the third quarter of 2007 as the Harrison and Jefferson County offices have become more profitable.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2007 compared to 2006. The most significant areas of change between the quarters ended September 30, 2007 and September 30, 2006 were as follows: net loans increased to an average balance of $167.4 million from $129.4 million, interest-bearing liabilities grew to an average balance of $168.4 million from $134.9 million, non interest-bearing demand deposits increased to an average balance of $20.6 million from $15.9 million and stockholders’ equity increased to an average balance of $22.3 million from $21.1 million. These trends reflect the continued growth of MVB.

Total assets at September 30, 2007 were $217.9 million or an increase of $26.6 million since December 31, 2006. This is mainly attributable to the bank’s expansion into the Harrison, Jefferson and Berkeley County markets and continued emphasis on offering competitive products to customers combined with quality customer service. Asset growth has occurred primarily in the loan portfolio, with loans increasing by $15.2 million in Jefferson and Berkeley County, $12.8 million in Harrison County and $2.8 million in Marion County. Bank premises and equipment has increased by $1.7 million, the result of construction on the Berkeley County facility.

Deposits totaled $157.2 million at September 30, 2007 or an increase of $22.6 million since December 31, 2006. Repurchase agreements totaled $20.5 million and have increased $272 since December 31, 2006.

Stockholders’ equity has increased approximately $1.0 million from December 31, 2006, due to earnings for the nine months ended September 30, 2007 of $952 and accumulated other comprehensive gain of $89.

Cash and Cash Equivalents

Cash and cash equivalents totaled $3.6 million as of September 30, 2007 compared to $6.4 million as of December 31, 2006, or a decrease of $2.8 million.

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

Investment Securities

Investment securities totaled $25.2 million as of September 30, 2007 and $28.7 million as of December 31, 2006. Government sponsored agency securities comprise the majority of the portfolio.

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

Loans

The bank’s lending is primarily focused in the Marion, Harrison, Jefferson and Berkeley County areas of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)	September 30 2007	December 31 2006
Commercial and nonresidential real estate	$112,957	$83,124
Residential real estate	48,994	48,065
Consumer and other	10,809	11,410

Total loans	$172,760	$142,599

Loan Concentration

At September 30, 2007, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $157.2 million at September 30, 2007.

Non interest bearing deposits remain a core funding source for MVB. At September 30, 2007, non-interest bearing deposits totaled $20.3 million compared to $19.8 million at December 31, 2006. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $136.9 million at September 30, 2007 compared to $114.8 million at December 31, 2006. Average interest-bearing liabilities totaled $168.4 million during the third quarter of 2007 compared to $134.9 million for the third quarter of 2006. Average non-interest bearing demand deposits totaled $20.6 million for the third quarter of 2007 compared to $15.9 million for the third quarter of 2006. Management will continue to emphasize deposit gathering in 2007 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At September 30, 2007, repurchase agreements totaled $20.5 million compared to $20.2 million at December 31, 2006. In addition to the aforementioned funds alternatives, MVB has access to more than $47.0 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $4.5 million line of credit with the Bankers Bank of Atlanta and the ability to readily sell jumbo certificates of deposits to other banks.

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

In November 2007, MVB expects to complete a public offering of 200,000 shares which will total slightly less than $4.0 million. The proceeds of the offering will be used to support the growth of the bank and to increase the legal lending limit to one borrower.

At September 30, 2007, accumulated other comprehensive (loss) totaled $(284) compared to $(373) at December 31, 2006. This change relates to an increase in the market value of available-for-sale securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2006 Form 10-KSB. At September 30, 2007, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2007 and December 31, 2006 was $38.1 million and $21.9 million, respectively.

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

Future Outlook

The bank’s results of operations in the third quarter of 2007 reflect the continued improved performance of the Harrison and Jefferson County offices. Results in the third quarter of 2007 are an improvement over both the first two quarters of 2007 and the third quarter of 2006. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

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

November 13, 2007	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer