Form 10-K
period 2007-12-31
MVB FINANCIAL CORP
filed 2008-03-26
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission file Number 34603-9

MVB Financial Corp.

(Name of issuer in its charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State issuer’s revenues for its most recent fiscal year $ 14,897,000

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant through March 24, 2008, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $21,852,240. For this purpose certain executive officers and directors are considered affiliates.

As of March 24, 2008, the Registrant had 1,560,771 shares of common stock outstanding with a par value of $1.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MVB’s definitive Proxy Statement relating to the Annual Meeting to be held May 20, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

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

MVB operates five offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 2500 Fairmont Avenue inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in Bridgeport, Harrison County, 88 Somerset Boulevard in Charles Town, Jefferson County and 651 Foxcroft Avenue in Martinsburg, Berkeley County. At December 31, 2007, MVB had total assets of $230.1 million, total loans of $181.5 million, total deposits of $157.4 million and total stockholders’ equity of $23.5 million.

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

At December 31, 2007, MVB had 66 full-time and 11 part-time employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion and Harrison county markets, and expansion into West Virginia’s eastern panhandle.

During 2007, MVB continued to focus on growth in the Harrison and Jefferson County areas along with the addition of the Berkeley County market, as the primary method for reaching performance goals. MVB continuously reviews key performance indicators to measure our success.

Recent Additions

During the third quarter of 2007, MVB opened a full service banking facility in the Martinsburg area of Berkeley County West Virginia.

Market Area

MVB’s primary market areas are the Marion, Harrison, Jefferson and Berkeley Counties of West Virginia, which includes a total of 64 banking facilities. Its extended market is in the adjacent counties.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2000. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990 and 19,097 in 2000, or a net decline of 4,766 or 20.0%. Marion County increased its population from 1980 to 1990, 55,789 to 57,249, and decreased to 56,598 in 2000. These changes resulted in a net increase of 1.45%. The Marion County population includes that of Fairmont. The result is that over the last 20 years, there has not been any significant change in population. Harrison County’s population has decreased from 69,371 in 1990 to 68,652 in 2000, while Bridgeport’s population has increased from 7,306 in 2000 to an estimated 7,598 in 2006, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing. The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 49,206 in 2005. During this period, Charles Town has seen an increase in population of 16.6%. Berkeley County’s population has grown from 75,905 in 2000 to an estimated 101,763 in 2007, making it the second-most populous county in West Virginia.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2007. As of December 2007, the overall state rate was 4.4% compared to 3.7% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 3.7%, while the West Virginia rate declined from 7.5% to 4.4%. At December 31, 2007, Harrison, Jefferson and Berkeley counties showed unemployment rates of 4.1%, 3.0% and 4.2%, respectively. Jefferson County’s unemployment rate is much better than the state average, Marion County’s rate is better than the state average, and Harrison and Berkeley County’s rates are about that of the state average. The future direction of unemployment will probably be driven by what occurs economically on a national level.

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

Commercial Loans

At December 31, 2007, MVB had outstanding approximately $128.5 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 70.8% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2007, MVB had outstanding consumer loans in an aggregate amount of approximately $11.0 million or approximately 6% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2007, MVB had approximately $42.0 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 23.2% of total loans outstanding.

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

MVB primarily focuses on the Marion, Harrison, Jefferson and Berkeley County markets for its products and services. Management believes MVB has developed a niche and a level of expertise in serving this area.

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

ITEM 2. DESCRIPTION OF PROPERTY

MVB Bank, Inc. owns its main office located at 301 Virginia Avenue in Fairmont, along with its offices at 1000 Johnson Avenue in Bridgeport, 88 Somerset Boulevard in Charles Town and 651 Foxcroft Avenue in Martinsburg. The Bank leases its office at 2500 Fairmont Avenue inside the Shop N Save supermarket in White Hall, in addition to the land at the Bridgeport location.

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

Quarterly Market and Dividend Information:

	2007		2006
	Estimated Market Value Per Share	Dividend	Estimated Market Value Per Share	Dividend
Fourth Quarter	$20.00	$0.00	$16.00	$0.00
Third Quarter	20.00	0.00	16.00	0.00
Second Quarter	20.00	0.00	16.00	0.00
First Quarter	16.00	0.00	16.00	0.00

MVB had 1,021 stockholders of record at December 31, 2007.

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

In Management’s Discussion and Analysis we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in MVB’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged S.R. Snodgrass, A.C. to audit the consolidated financial statements and their independent audit report is included in Item 7 herein.

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

Recent Accounting Pronouncements and Developments

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not materially impact the Company’s financial position, income or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS N. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s financial position.

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

The Fair Value Option for Financial Assets and Financial Liabilities

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

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations.

Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of the EITF is not expected to have a material effect on the Company’s results of operations.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2007. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Summary Financial Results

MVB earned $1.3 million in 2007 compared to $973,000 in 2006. The earnings equated to a 2007 return on average assets of .62% and a return on average equity of 5.78%, compared to prior year results of .58% and 4.86%, respectively. Basic earnings per share was $.87 in 2007 compared to $.68 in 2006. Diluted earnings per share was $.85 in 2007 compared to $.67 in 2006. The most significant factor in the increase in 2007 profitability was the performance of two offices added in 2005. Salaries expense increased by $588,000, mostly relating to staffing of the additional office, as well as increases for existing staff and the addition of mortgage lending staff. Advertising expense increased by $154,000 mostly relating to the Berkeley and Harrison County areas. Data processing expense increased by $76,000, the result of an increased volume of transactions and the increased offering of additional services such as online banking and bill payment. Interest income increased by $3.3 million to $13.3 million and interest expense increased by $2.1 million to $6.4 million, resulting in an increase in net interest income of $1.2 million, mainly relating to the improved performance of the new offices. Other income increased by $383,000, $131,000 of which related to income on loans held for sale and $56,000 in additional service charges on deposit accounts. In addition other income increased by 136,000, the largest item of which was $48,000 from title insurance income. The 2007 results support MVB’s belief that it has added further value to the franchise by establishing a presence in what we believe are two of the better markets in West Virginia. As these locations have time to develop further in 2008, results of operations should continue to reap the rewards of the outlay of expenditures in 2005.

While operating in a challenging interest rate environment, the Bank achieved a 7.15% yield on earning assets in 2007 compared to 6.59% in 2006. Despite extensive competition, total loans increased to $181.5 million at December 31, 2007, from $142.6 million at December 31, 2006. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Deposits increased to $157.4 million at December 31, 2007, from $134.6 million at December 31, 2006, due in large part to MVB’s expansion into the Harrison and Jefferson County markets. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 3.94% in 2007 compared to 3.32% in 2006. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.71% in 2007 compared to 3.72% in 2006.

The Bank maintained a high-quality, short-term investment portfolio during 2007 to provide liquidity in the balance sheet, to fund loan growth, for repurchase agreements and to provide security for state and municipal deposits.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 3.71% in 2007 compared to 3.72% in 2006. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2007, the Federal Reserve decreased interest rates three times for a total decrease of 1.00% which had little impact on MVB’s interest margin, as they occurred in the late third and fourth quarter of the year. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2007, net interest income increased by $1.2 million or 22.0% to $6.9 million in 2007 from $5.7 million in 2006. This increase is largely due to the growth in average earning assets, primarily $33.3 million in loans. Average total earning assets were

$185.9 million in 2007 compared to $151.8 million in 2006. Average total loans grew to $158.5 million in 2007 from $124.8 million in 2006. Primarily as a result of this growth, total interest income increased by $3.3 million, or 32.6%, to $13.3 million in 2007 from $10.0 million in 2006. Average interest-bearing liabilities, mainly deposits, likewise increased in 2007 by $30.5 million. Average interest-bearing deposits grew to $108.9 million in 2007 from $86.4 million in 2006. Total interest expense increased by $2.0 million or 46.3%, to $6.4 million in 2007 from $4.4 million in 2006. This increase in interest expense was the result of a 62 basis point increase in interest cost from 2006 to 2007, along with an increase in average interest-bearing liabilities of $30.5 million.

The growth in the volume of earning assets during 2007 resulted in the yield on earning assets improving to 7.15% in 2007 from 6.59% in 2006. The loan portfolio yield increased by 49 basis points, due mainly to the volume of adjustable rate loans repricing as interest rates increased throughout 2006, while MVB’s investment portfolio yield increased by 33 basis points and interest-bearing deposits in banks yield increased by 76 basis points.

The cost of interest-bearing liabilities increased to 3.94% in 2007 from 3.32% in 2006. This increase is primarily the result of the higher interest rates paid on money market accounts, certificates of deposit, individual retirement accounts and repurchase agreements.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-bearing deposits in banks	$1,981	$102	5.15%	$683	$30	4.39%
Federal funds sold	—	—	—	—	—	—
Investment securities	26,658	1,237	4.64	27,335	1,179	4.31
Loans
Commercial	89,597	7,337	8.19	60,195	4,698	7.80
Tax exempt	6,374	304	4.77	6,536	302	4.62
Real estate	48,406	3,234	6.68	42,262	2,642	6.25
Consumer	14,118	1,060	7.51	15,801	1,160	7.34
Allowance for loan losses	(1,430)			(1,001)

Net loans	157,065	11,935	7.60	123,793	8,802	7.11

Total earning assets	185,704	13,274	7.15	151,811	10,011	6.59
Cash and due from banks	4,589			4,297
Other assets	15,251			12,842

Total assets	$205,544			$168,950

Liabilities
Deposits:
Non-interest bearing demand	$20,211	$—		$16,797	$—

NOW	13,583	104	0.77	11,452	64	0.56
Money market checking	28,896	831	2.88	25,405	606	2.39
Savings	5,952	35	0.59	6,151	36	0.59
IRAs	6,559	293	4.47	5,875	238	4.05
CDs	74,104	3,595	4.85	54,269	2,259	4.16
Repurchase agreements and federal funds
Sold	18,360	726	3.95	19,581	698	3.56
Federal Home Loan Bank borrowings	11,309	568	5.02	8,673	459	5.28
Long-term debt	3,141	225	7.16	—	—	—

Total interest-bearing liabilities	161,904	6,377	3.94	131,406	4,360	3.32

Other liabilities	1,170			732

Total liabilities	183,285			148,935

Stockholders’ equity
Common stock	1,431			1,360
Paid-in capital	17,701			16,314
Retained earnings	3,479			2,791
Accumulated other comprehensive income	(352)			(450)

Total stockholders’ equity	22,259			20,015

Total liabilities and stockholders’ equity	$205,544			$168,950

Net interest spread			3.21			3.27
Impact of non-interest bearing funds on margin			0.50			0.45

Net interest income-margin		$6,897	3.71%		$5,651	3.72%

Rate/Volume Analysis of Changes in Interest Income and Expense:

		2007 vs. 2006 Increase (Decrease) Due to change in: Rate(1)
(Dollars in thousands)	Volume(1)		Net
Interest earning assets:
Loan portfolio:
Commercial	$2,295	$344	$2,639
Tax exempt	(7)	10	3
Real Estate	384	208	592
Consumer	(124)	23	(101)

Net loans	$2,548	$585	$3,133
Investment securities (1)	(29)	87	58
Interest-bearing deposits in banks	57	15	72

Total interest-earning assets	$2,576	$687	$3,263

Interest-bearing liabilities:
NOW	$12	$28	$40
Money market checking	83	142	225
Savings	(1)	—	(1)
IRAs	28	27	55
CDs	826	511	1,337
Repurchase agreements	(44)	71	27
FHLB borrowings	140	(30)	110
Long-term debt	—	225	225

Total interest-bearing liabilities	$1,044	$974	$2,018

Net interest income	$1,532	$(287)	$1,245

		2006 vs. 2005 Increase (Decrease) Due to change in: Rate(1)
(Dollars in thousands)	Volume(1)		Net
Interest earning assets:
Loan portfolio:
Commercial	$1,477	$437	$1,914
Tax exempt	77	2	79
Real Estate	881	140	1,021
Consumer	217	(70)	147

Net loans	$2,652	$509	$3,161
Investment securities (1)	210	123	333
Interest-bearing deposits in banks	(196)	66	(130)

Total interest-earning assets	$2,666	$698	$3,364

Interest-bearing liabilities:
NOW	$11	$5	$16
Money market checking	9	201	210
Savings	—	—	—
IRAs	46	25	71
CDs	665	355	1,020
Repurchase agreements	305	145	450
FHLB borrowings	250	17	267

Total interest-bearing liabilities	$1,286	$748	$2,034

Net interest income	$1,380	$(50)	$1,330

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

MVB’s provision for loan losses for 2007 and 2006 were approximately $584,000 and $445,000, respectively. This increase principally relates to the increase in loans outstanding.

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

Non-Interest Income

Fees related to deposit accounts and cash management accounts and income on loans held for sale represent the significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2007 was $1.6 million versus $1.2 million in 2006.

The most significant increase in non-interest income from 2007 to 2006 was $136,000 in other income. This increase is primarily the result of the following: 48,000 in title insurance income, 30,000 from a trust preferred transaction, 22,000 in investment commissions and 17,000 in credit card income. Other areas of significant increase in non-interest income were income on loans held for sale, which increased by $131,000 to $377,000, service charges on deposit accounts which increased by $56,000 to $647,000 and visa debit card income which increased by $42,000 to $212,000.

Loss on sale of securities during 2007 totaled $0 versus $4,000 in 2006. The Bank does not routinely sell securities from the portfolio, however, during 2006, some very small mortgage-backed securities were sold and replaced with higher yielding agencies which were used for repurchase agreements.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $6.2 million in 2007 versus $5.1 in 2006. Approximately 56% and 56% of non-interest expense for 2007 and 2006, respectively, related to personnel costs. Personnel is the lifeblood of every service organization, which is why personnel cost is such a significant part of the expenditure mix. This increase in personnel cost from $2.9 million to $3.5 million represents staffing for the Berkeley office as well as salary adjustments for existing staff, and additional staff in the mortgage loan area.

Data processing comprised approximately 9.5% and 10.1% of total non-interest expense during 2007 and 2006, respectively, growing from $517,000 in 2006 to $593,000 in 2007. This increase is the result of increasing account and transaction volumes from one year to the next and the continued focus on internet banking and bill payment services.

In 2007 other expense increased by 24.3% to $660,000. This was largely the result of increased FDIC insurance costs of $63,000, along with increased travel, training and postage expense totaling $39,000.

2006 compared to 2005

Net interest income increased by $1.3 million when comparing 2006 with 2005 results. This increase is largely due to growth in average earning assets, primarily loans, of $37.6 million in 2006. Average interest-bearing liabilities, mainly deposits, increased by $32.8 million in 2006. This increase was due to an increase in average interest-bearing deposits of $19.5 million.

Non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $1.2 million in 2006 compared to $876,000 in 2005. This increase was due primarily to increased focus on secondary market loans, along with continued increases in service charges on deposit accounts and Visa debit card income.

Non-interest expense reached $5.1 million in 2006 compared to $4.3 million in 2005. This increase is representative of the continued growth in the Harrison and Jefferson county markets.

Income Taxes

MVB incurred income tax expense of $414,000 in 2007 and $341,000 in 2006.

The effective tax rate was 24% in 2007 and 26% 2006. This decrease was due to the fact that MVB had tax credits relating to tax exempt interest on loans from 2004, 2005 and 2006.

Return on Assets

MVB’s return on average assets was .62% in 2007, .58% in 2006 and .45% in 2005. The increased return in 2007 is a direct result of the improving performance of the Harrison and Jefferson offices as they continue to grow and mature.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 5.78% in 2007, compared to 4.86% in 2006 and 4.34% in 2005. The increased return in 2007 is a direct result of the improving performance of the Harrison and Jefferson offices as they continue to grow.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2006 to 2007. Loans increased by $38.9 million to $181.5 million at December 31, 2007. This increase was largely due to growth in Jefferson and Berkeley Counties, where $20.7 million in new loans were added to the portfolio, along with Harrison County where loans increased by $13.4 million. Bank premises, furniture and equipment increased by $1.7 million as MVB has constructed a new facility in Berkeley County, West Virginia. Additionally, loans held for sale decreased by $1.1 million and other assets increased by $1.7 million, $500,000 of which was additional bank owned life insurance, $393,000 accrued interest receivable and $330,000 of which was FHLB stock. Deposits increased by $22.9 million, $14.0 million relating to Harrison County and $8.0 million relating to the eastern panhandle, comprised of Jefferson and Berkeley Counties. FHLB borrowings increased by $9.8 million, much of which was used to fund loan growth. Long-term debt increased by $4.1 million as MVB completed a trust preferred offering in the first quarter of 2007. Finally, stockholders’ equity increased by $1.9 million, $587,000 of which represents the beginning of a $4.0 million public offering began in 2007 and $1.3 million in 2007 earnings. These areas of growth are in large part the direct result of growth in the Harrison, Jefferson and Berkeley county markets, in addition to the continued success of MVB in the Marion County market.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $4.9 million at December 31, 2007, compared to $6.4 million at December 31, 2006, a decrease of $1.5 million. This represents a decrease in the cash letter on the final day of the year.

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

Investment Securities

Investment securities totaled $27.8 million at December 31, 2007, compared to $28.7 million at December 31, 2006.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2007, the amortized cost of MVB’s investment securities totaled $28.1 million, resulting in unrealized depreciation in the investment portfolio of $266,000.

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

Loans

MVB’s lending is primarily focused in Marion, Harrison, Berkeley and Jefferson County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $181.5 million as of December 31, 2007, compared to $142.6 million at December 31, 2006.

During 2007, MVB experienced loan growth of $38.9 million, $13.4 million in Harrison County and $20.7 million in Jefferson and Berkeley counties combined. The most significant portion of the growth came in the commercial and non-residential real estate area. Commercial and non-residential real estate loans grew approximately $45.4 million.

At December 31, 2007, commercial loans represented the largest portion of the portfolio approximating 70.8% of the total loan portfolio. Commercial loans totaled $128.5 million at December 31, 2007, compared to $83.1 million at December 31, 2006. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong in 2008.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 23.1% of MVB’s total loan portfolio. Residential real estate loans totaled $42.0 million at December 31, 2007, compared to $48.1 million at December 31, 2006. Included in residential real estate loans are home equity credit lines totaling $12.4 million at December 31,2007, compared to $10.7 million at December 31, 2006. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison and Jefferson County markets. Residential real estate portfolio loans were down due to MVB’s increased focus on secondary market lending, to better serve customers by offering attractive long-term rates.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2007, consumer loan balances totaled $11.0 million compared to $11.4 million at December 31, 2006. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve MVB’s market areas.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2007:

(Dollars in Thousands)

	One Year or Less	Thru Five Years	Due After Five Years	Total
Commercial and nonresidential real estate	$77,121	$47,558	$3,856	$128,535

Residential real estate	5,884	26,059	10,087	42,030

Consumer and other	3,511	7,351	110	10,972

Total	$86,516	$80,968	$14,053	$181,537

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2007	2006
Year-end balances:
Commercial, financial and agricultural	128,535	83,124
Real estate	42,030	48,065
Consumer	10,972	11,410

Total	181,537	142,599

Loan Concentration

At December 31, 2007, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2007 and 2006 MVB had impaired loans totaling $470,000 and $5,000 respectively. Included in these totals were non-accrual loans totaling $469,000 and $5,000 respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $2,152,000 and $2,276,000, respectively at December 31, 2007 and 2006.

	December 31
	2007	2006
Loans past due more than 30 days to gross loans	1.18%	1.59%
Loans past due more than 90 days to gross loans	.18%	.03%

MVB incurred net charge-offs of $57,000 in 2007 and $112,000 in 2006. MVB’s provision for loan losses was $584,000 in 2007 and $445,000 in 2006. Net charge-offs represented .04% and .09% in 2007 and 2006, respectively, compared to average outstanding loans for the indicated period.

	2007	2006
Balance, January 1	$1,206	$873

Provision	584	445

Charge-offs	68	119
Recoveries	(11)	(7)

Net charge-offs	57	112

Balance, December 31	$1,733	$1,206

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2007	2006
Allocation of allowance for loan losses at December 31:
Commercial	$1,167	$482
Real estate	303	362
Consumer	263	362

Total	$1,733	$1,206

Percent of loans to total loans at December 31:
Commercial	71%	58%
Real estate	23	34
Consumer	6	8

Total	100%	100%

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

Non-performing assets and past due loans:

(Dollars in Thousands)	2007	2006
Non-accrual loans
Commercial	$—	$—
Real estate	364	—
Consumer	105	5

Total non-accrual loans	469	5
Renegotiated loans	—	—

Total non-performing loans	470	5
Other real estate, net	—	—

Total non-performing assets	$470	$5

Accruing loans past due 90 days or more	—	—

Non-performing loans as a % of total loans	.26%	.00%
Allowance for loan losses as a % of non-performing loans	369%	24,120%

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $157.4 million, or 78.4% of MVB’s funding sources at December 31, 2007. This same information at December 31, 2006 reflected $134.6 million in deposits representing 79.8% of such funding sources. Cash management accounts, which are available to large corporate customers represented 9.9% and 12.0% of MVB’s funding sources at December 31, 2007 and 2006, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2007, non-interest-bearing balances totaled $19.1 million compared to $19.8 million at December 31, 2006 or 12.1% and 14.7% of total deposits respectively.

Interest-bearing deposits totaled $138.3 million at December 31, 2007, compared to $114.8 million at December 31, 2006. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $161.9 million during 2007 compared to $131.4 million during 2006. Average non-interest bearing liabilities totaled $21.4 million during 2007 compared to $17.5 million during 2006. Management will continue to emphasize deposit gathering in 2008 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or more:

(Dollars in Thousands)	2007
Under 3 months	$4,060
Over 3-6 months	23,005
Over 6 to 12 months	4,584
Over 12 months	2,931

Total	$34,580

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank borrowings and repurchase agreements:

(Dollars in Thousands)	2007	2006
Ending balance	$43,400	$33,999
Average balance	29,669	28,254
Highest month-end balance	44,064	35,946
Interest expense	1,294	1,157
Weighted average interest rate:
End of Year	4.09%	4.36%
During the Year	4.36%	4.09%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $19.8 million at December 31, 2007, compared to $20.2 million in 2006. Federal Home Loan Bank borrowings totaled $23.6 million at December 31, 2007, compared to $13.8 million at year-end 2006.

Capital/Stockholders’ Equity

During the year ended December 31, 2007, stockholders’ equity increased approximately $1.9 million to $23.5 million. This increase consists of $587,000 raised through the beginning of a public stock offering begun in 2007 and MVB’s net income for the year of $1.3 million. MVB paid no dividends during 2007 or 2006.

At December 31, 2007, accumulated other comprehensive income (loss) totaled ($405,000), an increase in the loss of $32,000 from December 31, 2006. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to apply FASB statement No. 158, net of income taxes, at December 31, 2007. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2007 and 2006 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2007, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 14.5% at December 31, 2007, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 13.6% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2007, was 11.5% and was also above the well-capitalized standard of 5%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2007.

The following table is provided to show the earnings at risk of MVB as of December 31, 2007.

(Dollars in Thousands)

Immediate Interest Rate Change (one year time frame) (in Basis Points)	Estimated Increase
	(Decrease) in Net Interest Income
	December 31, 2007
	Amount	Percent
+200	$8,945	3.5%
+100	8,800	1.8%
Base rate	8,641
-100	8,470	-0.7%
-200*	$8,163	-5.5%

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

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2007, cash provided by financing activities totaled $37.0 million, while outflows from investing activity totaled $41.1 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB) and national market certificate of deposit issuance programs. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2007, is included in Note 7 to the financial statements.

The following table details the amounts and expected maturities of significant commitments as of December 31, 2007.

(Dollars in thousands)	One Year Or Less	One To Three Years	Three To Five Years	Over Five Years	Total
Commitments to extend credit:
Commercial	$13,421	$4,371	$3,852	$3,481	$25,125
Residential real estate	1,611	—	—	52	1,663
Revolving home equity lines	80	326	1,269	13,065	14,740
Standby letters of credit	121	748	131	—	1,000
Other commitments	589	—	—	—	589

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $328,000 in 2007 compared to $325,000 in the fourth quarter of 2006. This equated to basic earnings per share, on a quarterly basis, of $.22 in 2007 and $.23 in 2006. Diluted earnings per share for the fourth quarter of 2007 and 2006 was $.22 and $.22, respectively. Net interest income increased in each quarter during 2007 and was $1.87 million in the fourth quarter of 2007 compared to $1.54 million in 2006. Non-interest income was $455,000 in the fourth quarter of 2007 compared to $357,000 in 2006. Non-interest expense increased to $1.65 million for the fourth quarter of 2007 from $1.30 million in 2006.

Future Outlook

The Bank’s net income in 2007 exceeded the levels prior to the opening of a new office in Harrison County and the purchase of an existing office in Jefferson County during 2005. These results support management’s belief that the new markets will make more opportunities available to MVB in the future years. Due to continued customer acceptance of our customer service commitment, MVB has become a strong competitor in the Marion, Harrison, Jefferson and Berkeley County markets. MVB will strive to continue penetrating its markets with an emphasis on customer service with the highest quality products and technology.

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

ITEM 7. FINANCIAL STATEMENTS

MVB Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except number of shares)

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$4,926	$6,417
Interest bearing balances with banks	490	53
Investment Securities:
Securities held-to-maturity, at cost	1,814	2,326
Securities available-for-sale, at approximate market value	26,029	26,413

Loans:	181,537	142,599
Less: Allowance for loan losses	(1,733)	(1,206)

Net Loans	179,804	141,393

Loans held for sale	217	1,293
Bank premises, furniture and equipment	8,244	6,493
Accrued interest receivable and other assets	8,574	6,896

TOTAL ASSETS	$230,098	$191,284

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$19,129	$19,758
Interest bearing	138,319	114,835

Total Deposits	157,448	134,593
Accrued interest, taxes, and other liabilities	1,601	1,037
Repurchase agreements	19,817	20,209
Federal Home Loan Bank borrowings	23,583	13,790
Long-term debt	4,124	—

Total Liabilities	206,573	169,629

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 5,000 shares authorized, none issued
Common stock, par value $1; 4,000,000 shares authorized; 1,508,081 and 1,467,849 shares issued respectively	1,508	1,468
Additional paid-in capital	18,450	17,720
Treasury Stock, 8,919 and 1,234 shares, respectively	(168)	(18)
Retained earnings	4,140	2,858
Accumulated other comprehensive loss	(405)	(373)

Total Stockholders’ Equity	23,525	21,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,098	$191,284

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands except Share and Per Share Data)

Years ended December 31, 2007 and 2006

	2007	2006
INTEREST INCOME
Interest and fees on loans	$11,631	$8,500
Interest on deposits with other banks	102	30
Interest on investment securities—taxable	1,207	1,151
Interest on tax exempt loans and securities	334	330

Total interest income	13,274	10,011

INTEREST EXPENSE
Interest on deposits	4,859	3,203
Interest on repurchase agreements	725	698
Interest on Federal Home Loan Bank borrowings	568	459
Interest on long-term debt	225	—

Total interest expense	6,377	4,360

NET INTEREST INCOME	6,897	5,651
Provision for loan losses	584	445

Net interest income after provision for loan losses	6,313	5,206

OTHER INCOME
Service charges on deposit accounts	647	591
Income on bank owned life insurance	167	149
Visa debit card income	212	170
Income on loans held for sale	377	246
Other operating income	220	84

	1,623	1,240

OTHER EXPENSES

Salaries and employee benefits	3,485	2,897
Occupancy expense	406	379
Equipment depreciation and maintenance	351	310
Data processing	593	517
Visa debit card expense	152	116
Advertising	266	112
Legal and accounting fees	85	88
Printing, stationery and supplies	115	85
Other taxes	127	97
Other operating expenses	660	531

	6,240	5,132

Income before income taxes	1,696	1,314

Income tax expense	414	341

Net Income	$1,282	$973

Basic net income per share	$0.87	$0.68
Diluted net income per share	$0.85	$0.67
Basic weighted average shares outstanding	1,470,167	1,427,985
Diluted weighted average shares outstanding	1,509,404	1,442,910

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES
Net Income	$1,282	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	584	445
Deferred income tax (benefit)/expense	(117)	(61)
Depreciation	364	310
Stock based compensation	13	—
Loans originated for sale	(27,887)	(14,924)
Proceeds of loans sold	28,963	13,631
Amortization, net of accretion	23	31
(Increase) in interest receivable and other assets	(1,205)	(984)
Increase in accrued interest, taxes, and other liabilities	564	483

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	2,584	(96)

INVESTING ACTIVITIES
(Increase) in loans made to customers	(38,995)	(37,497)
Purchases of premises and equipment	(2,115)	(1,177)
Purchases of investment securities available-for-sale	(6,625)	(8,386)
Purchases of investment securities held-to-maturity	(1,000)	—
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(437)	2,670
Purchases of certificates of deposit with other banks	—	(594)
Proceeds from maturity of certificates of deposit with other banks	—	1,485
Proceeds from sales, maturities and calls of securities available-for-sale	7,110	8,251
Proceeds from maturities and calls of securities held-to-maturity	1,500	209
Purchase of bank owned life insurance	(500)	—

NET CASH (USED IN) INVESTING ACTIVITIES	(41,062)	(35,039)

FINANCING ACTIVITIES
Net increase in deposits	22,855	20,640
Net (decrease)/increase in repurchase agreements	(392)	4,900
Proceeds from Federal Home Loan Bank borrowings	100,455	10,880
Principal payments on Federal Home Loan Bank borrowings	(90,662)	(92)
Proceeds from long-term borrowings	4,124	—
Purchase of treasury stock	(150)	(8)
Net proceeds of stock offering	586	2,102
Common stock options exercised	171	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,987	38,422

(Decrease)/increase in cash and cash equivalents	(1,491)	3,287

Cash and cash equivalents at beginning of period	6,417	3,130

Cash and cash equivalents at end of period	$4,926	$6,417

Supplemental disclosure of cash flow information

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$6,034	$4,249
Income taxes	$500	$340

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2007 and 2006

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2005	$1,336	$15,750	$1,885	$(443)	$(10)	$18,518
Comprehensive income:

Net Income			973			973

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $123				185		185

Total Comprehensive Income						1,158
Adjustment to initially apply FASB Statement No. 158, net of tax				(115)		(115)

Stock offering	132	1,970				2,102

Treasury stock, acquired at cost					(8)	(8)

Balance, December 31, 2006	$1,468	$17,720	$2,858	$(373)	$(18)	$21,655
Comprehensive income:

Net Income			1,282			1,282

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $45				67		67

Total Comprehensive Income						1,349
Minimum pension liability adjustment - net of tax effect				(99)		(99)

Stock offering	29	557				586
Stock based compensation		13				13
Treasury stock, acquired at cost					(150)	(150)
Common stock options execised	11	160				171

Balance, December 31, 2007	$1,508	$18,450	$4,140	$(405)	$(168)	$23,525

See Notes to Consolidated Financial Statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

MVB Financial Corp., “the Company”, provides banking services to the domestic market with the primary market areas being the Marion, Harrison, Jefferson and Berkeley counties of West Virginia. To a large extent, the operations of the Company, such as loan portfolio management and deposit growth, are directly affected by the market area economies.

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

Loans Held for Sale

Through Taylor, Bean and Whitaker, MVB Bank, Inc. has the ability to offer customers long-term fixed rate mortgage products without holding these instruments in the bank’s loan portfolio. After thorough review of the contract with Taylor, Bean and Whitaker, the Company has concluded that no material derivative instruments exist.

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

The allowance consists of specific and general components. The specific component relates to loans that are impaired. The general component covers non-classified loans and is based upon historical loss experience adjusted for qualitative factors.

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

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $975 at December 31, 2007.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $1,181 and $851 at December 31, 2007 and 2006, respectively, and is included in other assets in the accompanying balance sheet. The Company also holds $187 in Silverton Bank, N.A. stock at December 31, 2007.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The differences relate principally to accretion of discounts on investment securities, provision for loan losses, minimum pension liability, and differences between book and tax methods of depreciation.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. Under SFAS No. 123R, the Company is required to record compensation expense for all awards granted after the date of adoption and for any unvested options previously granted.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense. At December 31, 2007 and 2006, the Company held other real estate of $55 and $0.

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

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2007, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
Mortgage-backed securities	$—	$—	$—	$—
Municipal securities	816	5	(2)	819
U. S. Agency securities	998	—	—	998

	$1,814	$5	$(2)	$1,817

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2006, including gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
Mortgage-backed securities	$—	$—	$—	$—
Municipal securities	826	2	(5)	823
U. S. Agency securities	1,500	—	(7)	1,493

	$2,326	$2	$(12)	$2,316

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2007 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$21,793	$93	$(32)	$21,854
Mortgage-backed securities	3,678	—	(56)	3,622
Corporate securities	700	—	(271)	429
Other securities	124	—	—	124

	$26,295	$93	$(359)	$26,029

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2006 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$20,869	$34	$(145)	$20,758
Mortgage-backed securities	4,667	—	(159)	4,508
Corporate securities	1,255	2	(110)	1,147

	$26,791	$36	$(414)	$26,413

The following tables summarize amortized cost and approximate market values of securities by maturity:

	December 31, 2007
	Held to Maturity		Available for Sale
	Amortized Cost	Approximate Market Value	Amortized Cost	Approximate Market Value
Within one year	$—	$—	$6,120	$6,098
After one year, but within five	282	284	10,847	10,856
After five years, but within ten	1,430	1,429	7,684	7,719
After ten Years	102	104	1,644	1,356

Total	$1,814	$1,817	$26,295	$26,029

Investment securities with a carrying value of $20,512 and $20,904 at December 31, 2007 and 2006, respectively, were pledged to secure public funds and repurchase agreements.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2007, the details of which are included in the following table. Although these securities, if sold at December 31, 2007 would result in a pretax loss of $361, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.

As of December 31, 2007, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At December 31, 2007, total temporary impairment totaled $361.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies (22)	$8,984	$(13)	$3,231	$(19)
Mortgage-backed securities (27)	—	—	3,622	(56)
Corporate securities (2)	—	—	430	(271)
Municipal securities (1)	—	—	228	(2)
	$8,984	$(13)	$7,511	$(348)

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)

	2007	2006
Commercial and non-residential real estate	$128,535	$83,124
Residential real estate	42,030	48,065
Consumer and other	10,972	11,410

	$181,537	$142,599

Changes in the allowance for loan losses were as follows for the years ended December 31:

(Dollars in thousands)

	2007	2006
Balance at beginning of period	$1,206	$873
Losses charged to allowance	(68)	(119)
Recoveries credited to allowance	11	7
Provision for loan losses	584	445

Balance at end of period	$1,733	$1,206

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

As of December 31, 2007 and 2006, the Company had impaired loans totaling $470 and $5, respectively, with an allocated reserve for such loans sufficient to cover possible losses. Included in these totals were non-accrual loans totaling $469 and $5, respectively.

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)

	2007	2006
Bank Premises	$7,368	$5,853
Equipment, furniture and fixtures	2,391	1,791
	9,759	7,644
Allowance for depreciation	(1,515)	(1,151)
	$8,244	$6,493

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)

	2007	2006
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$13,640	$12,667
Non-interest bearing	18,557	18,783
Time and savings deposits of individuals, partnerships and corporations	120,683	97,624
Deposits of states and political subdivisions	3,996	4,544
Official checks	572	975
Total Domestic Deposits	$157,448	$134,593

Time deposits of over $100 included above	$34,580	$28,666

Maturities of certificates of deposit at December 31, 2007 were as follows:

2008	$59,899
2009	9,212
2010	4,744
2011	2,099
2012	3,706

Total	$79,660

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2007 and 2006, the company held repurchase agreements of $19,817 and $20,209. Information related to repurchase agreements is summarized below:

(Dollars in thousands)	2007	2006
Balance at end of year	$19,817	$20,209
Average balance during the year	18,360	19,581
Maximum month-end balance	20,481	22,705
Weighted-average rate during the year	3.95%	3.56%
Rate at December 31	3.41%	3.94%

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2007 was approximately $29,979. At December 31, 2007 and 2006 the Bank had borrowed $23,583 and $13,790.

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)

	2007	2006
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	1,158	1,225

Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	689	701

Floating interest rate note, originating March 2003, due December 2011, interest payable monthly, including interest of 3.31%	10,296	8,216

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%	1,452	1,487

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%	1,145	1,161

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%	1,085	—

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	958	—

Fixed interest rate note, originating September 2007, due September 2008, interest of 4.53% payable quarterly	700	—

Fixed interest rate note, originating November 2007, due April 2008, interest of 4.80% payable quarterly	2,700	—

Fixed interest rate note, originating November 2007, due April 2008, interest of 4.60% payable quarterly	1,300	—

Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%	1,100	—

	$23,583	$13,790

In March 2007 the Company completed the private placement of $4 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the “Trust”). The Company established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The proceeds from the sale of the Trust Preferred Securities will be loaned to the Company under subordinated Debentures (the “Debentures”) issued to the Trust pursuant to an Indenture. The Debentures are the only asset of the Trust. The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations. The securities issued by the Trust are includable for regulatory purposes as a component of the Company’s Tier I capital.

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of December 31, 2007 and interest expense of $225 for the year ended December 31, 2007.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2008	$4,890
2009	199
2010	210
2011	10,517
2012	232
Thereafter	11,659

$27,707

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Additionally the Bank has a line of credit of $4,500 available from Silverton Bank, N.A. There were no borrowings against this line of credit at December 31, 2007 or 2006.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customers’ credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the customer.

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

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)

	2007	2006
Available on lines of credit	$41,528	$20,939
Stand-by letters of credit	1,000	400
Other loan commitments	608	594

	$43,136	$21,933

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the Marion, Harrison, Jefferson and Berkeley County areas of West Virginia and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)

Current:	2007	2006
Federal	$451	$342
State	80	60

	$531	$402

Deferred expense (benefit)
Federal	$(99)	$(52)
State	(18)	(9)

	(117)	(61)

Income Tax expense	$414	$341

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2007		2006
	Amount	%	Amount	%
Tax at Federal tax rate	$577	34.0%	$447	34.0%
Tax effect of:
State income tax	42	2.5%	40	3.0%
Tax exempt earnings	(173)	-10.2%	(147)	-11.2%
Other	(32)	-2.0%	1	0.1%

	$414	24.3%	$341	25.9%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2007	2006
Depreciation	$279	$176
Pension	19	18

Gross deferred tax liabilities	298	194

Unrealized loss on securities available-for-sale	(106)	(151)
Allowance for loan losses	(636)	(415)
Minimum pension liability	(164)	(97)

Gross deferred tax (assets)	(906)	(663)

Net deferred tax (asset)	$(608)	$(469)

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Repayments	Balance at end of Year
December 31, 2007	$6,882	$1,013	$(1,832)	$6,063

December 31, 2006	$3,941	$3,674	$(733)	$6,882

The Company held related party deposits of $7,358 and $4,483 at December 31, 2007 and December 31, 2006, respectively.

The Company held related party repurchase agreements of $5,051 and $1,890 at December 31, 2007 and December 31, 2006, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $300 and $139 for the years ended December 31, 2007 and 2006.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2007 and 2006 is as follows:

(Dollars in thousands)	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$836	$661
Service cost	250	122
Interest cost	69	40
Actuarial loss	265	13
Benefits paid	(24)	—

Benefit obligation at end of year	$1,396	$836

Change in plan assets:
Fair value of plan assets at beginning of year	$664	$455
Actual return on plan assets	118	59
Employer contribution	300	150
Benefits paid	(24)	—

Fair value of plan assets at end of year	$1,058	$664

Funded status	$(338)	$(172)
Unrecognized net actuarial loss	395	226
Unrecognized prior service cost	14	17

Prepaid pension cost recognized	$71	$71

Accumulated benefit obligation	$1,089	$682

At December 31, 2007 and 2006, the weighted average assumptions used to determine the benefit obligation are as follows:

Discount rate	6.25%	6.00%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

Service cost	$250	$122
Interest cost	69	40
Expected return on plan assets	(57)	(42)
Amortization of prior service costs	3	3
Amortization of loss	35	16

Net periodic pension cost	$300	$139

At December 31, 2007 and 2006, the weighted average assumptions used to determine net periodic pension cost are as follows:

Discount rate	6.00%	5.75%
Expected long-term rate of return on plan assets	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%

The Company’s pension plan asset allocations at October 31, 2007 and 2006, as well as target allocations for 2008 are as follows:

Asset Category	2008 Target	10/31/2007	10/31/2006
Equity securities	70%	68%	74%
Balanced fund	25%	27%	20%
Other	5%	5%	6%

Total	100%	100%	100%

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below.

	2008	2007
Expected amortization of transition obligation (asset)	$—	$—
Expected amortization of prior service cost (credit)	2	2
Expected amortization of net loss (gain)	26	12

Below we show the best estimate of the plan contribution for next fiscal year. We also show the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.

Cash Flow
Contributions for the period of 1/1/2008 through 12/31/2008	$284,120
Estimated future benefit payments reflecting expected future service

1/1/2008 through 12/31/2008	$14,991
1/1/2009 through 12/31/2009	39,665
1/1/2010 through 12/31/2010	46,583
1/1/2011 through 12/31/2011	52,593
1/1/2012 through 12/31/2012	70,147
1/1/2013 through 12/31/2017	419,328

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets. As of December 31, 2007 the Company has allocated $79 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years. The remaining $896 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company.

NOTE 12. STOCK OFFERING

During 2007 the Company began a public stock offering of 200,000 shares of common stock, which when completed will total slightly less than $4.0 million. The proceeds of this offering will be used to support the growth of the bank and to increase the legal lending limit to one borrower. In 2006 the Company completed a public stock offering of 725,000 shares of common stock, which increased capital by more than $11 million. This offering was done to support expansion into bordering Harrison County and the growing Jefferson County area in West Virginia’s eastern panhandle. At December 31, 2006, issued shares totaled 1,467,849. During 2007, the Company issued 40,232 shares, concluding 2007 with issued shares of 1,508,081.

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan provides for the issuance of stock options to selected employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. All options granted prior to 2004 vest in 4 years, and expire 10 years from the date of grant. For options granted in 2004 and 2005 the vesting period has been accelerated to fully vest at December 31, 2005. These options also expire 10 years from the date of the grant. Options granted in 2006 and 2007 vest in 5 years and expire 10 years from the date of the grant.

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2007		2006
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	176,812	$14.63	175,312	$14.63
Granted	15,000	16.00	2,500	16.00
Adjust for 5% stock dividend	—	$—	—	$—
Exercised	(14,482)	—	—	—
Forfeited/expired	(10,000)	—	(1,000)	—

Outstanding at end of year	167,330	$14.91	176,812	$14.64

Exercisable at end of year	150,330	$14.78	174,312	$14.63

Weighted-average fair value of options granted during the year
		$3.52		$6.37

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 4.65% and 4.62% for 2007 and 2006, respectively, and a weighted-average expected life of the options of 7 years for 2007 and 2006. The expected volatility of MVB’s stock price used for 2007 and 2006 options was 12.5% and the expected dividend yield used was .500%.

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.98	27,672	3.00	$9.98	27,672	$9.98
$10.48	1,575	4.00	$10.48	1,575	$10.48
$12.38	2,100	7.00	$12.38	2,100	$12.38
$16.00	135,983	9.00	$16.00	118,983	$16.00

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2007 and 2006, the Bank meets all capital adequacy requirements to which it is subject.

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

	ACTUAL		MINIMUM TO BE WELL CAPITALIZED		MINIMUM FOR CAPITAL ADEQUACY PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2007
Total Capital (to risk-weighted assets)
Consolidated	$24,117	12.8%	N/A	N/A	$15,132	8.0%
Subsidiary Bank	$27,329	14.5%	$18,823	10.0%	$15,058	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$22,384	11.8%	N/A	N/A	$7,566	4.0%
Subsidiary Bank	$25,596	13.6%	$11,294	6.0%	$7,529	4.0%

Tier I Capital (to average assets)
Consolidated	$22,384	10.1%	N/A	N/A	$8,893	4.0%
Subsidiary Bank	$25,596	11.5%	$11,103	5.0%	$8,882	4.0%

As of December 31, 2006
Total Capital (to risk-weighted assets)
Consolidated	$22,972	15.9%	N/A	N/A	$11,545	8.0%
Subsidiary Bank	$21,923	15.2%	$14,419	10.0%	$11,535	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$21,766	15.1%	N/A	N/A	$5,772	4.0%
Subsidiary Bank	$20,720	14.4%	$8,651	6.0%	$5,767	4.0%

Tier I Capital (to average assets)
Consolidated	$21,766	11.9%	N/A	N/A	$7,307	4.0%
Subsidiary Bank	$20,720	11.4%	$9,127	5.0%	$7,302	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007:

(Dollars in thousands)
Years ended December 31:
2008	$54
2009	55
2010	55
2011	55
2012	55
Thereafter	430
Total minimum payments required:	$704

Total lease expense for the years ended December 31, 2007 and 2006 was $54 and $54, respectively.

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

Deposits: The estimated fair values of demand deposits (i.e., non interest bearing checking, NOW and money market), savings accounts and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2007
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$4,926	$4,926
Interest bearing balances - FHLB	490	490
Securities available-for-sale	26,029	26,029
Securities held-to-maturity	1,814	1,812
Loans	181,537	179,903
Accrued interest receivable	1,182	1,182
	$215,978	$214,342

Financial liabilities:
Deposits	$157,448	$152,725
Repurchase agreements	19,817	19,777
Federal Home Loan Bank Borrowings	23,583	23,819
Accrued interest payable	523	523
Long-term debt	4,124	4,124
	$205,495	$200,968

	December 31, 2006
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,417	$6,417
Interest bearing balances - FHLB	53	53
Securities available-for-sale	26,413	26,413
Securities held-to-maturity	2,326	2,316
Loans	142,599	139,747
Accrued interest receivable	844	844
	$178,652	$175,790

Financial liabilities:
Deposits	$134,593	$134,272
Repurchase agreements	20,209	20,209
Federal Home Loan Bank Borrowings	13,790	13,859
Accrued interest payable	405	405
	$168,997	$168,745

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

NOTE 18. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company’s balance sheets at December 31, 2007 and 2006, and the related statements of income and cash flows for each of those years are presented below:

(Dollars in thousands, except share data)

Balance Sheets

	December 31
	2007	2006
Assets
Cash	$675	$110
Investment in bank subsidiary, eliminated in consolidation	26,737	21,541
Other assets	248	4
Total assets	$27,660	$21,655

Liabilities and shareholders’ equity
Liabilities
Other liabilities	$11	$—
Long-term debt	4,124	—
Total liabilities	4,135	—

Stockholders’ equity
Preferred stock, par value $1,000; 5,000 shares authorized, none issued	$—	$—
Common stock, par value $1; 4,000,000 shares authorized; 1,508,081 and 1,467,849 shares issued and outstanding, respectively	1,508	1,468
Additional paid in capital	18,437	17,720
Treasury stock	(168)	(18)
Retained earnings	4,153	2,858
Accumulated other comprehensive income	(405)	(373)
Total stockholders’ equity	23,525	21,655
Total liabilities and stockholders’ equity	$27,660	$21,655

(Dollars in thousands)
Statements of Income

	2007	2006
Income - dividends from bank subsidiary	$—	$—
Expenses – operating	232	50
Income/(Loss) before income taxes and undistributed income	(232)	(50)
Income tax (benefit)	(72)	(20)
Income after tax	(160)	(30)
Equity in undistributed income of bank subsidiary	1,442	1,003
Net income	$1,282	$973

(Dollars in thousands)

Statements of Cash Flows

	2007	2006
OPERATING ACTIVITIES
Net income	$1,282	$973
Equity in undistributed income of bank subsidiary	(1,442)	(1,003)
(Increase)/decrease in other assets	(244)	1
Increase in other liabilities	11	—
Stock option expense	13	—

Net cash (used in) operating activities	(380)	(29)

INVESTING ACTIVITIES
Investment in subsidiary	(3,787)	(2,400)

Net cash (used in) investing activities	(3,787)	(2,400)

FINANCING ACTIVITIES
Proceeds of stock offering	587	2,102
Proceeds from long-term borrowings	4,124	—
Common stock options exercised	171	—
Purchase of treasury stock	(150)	(8)

Net cash provided by financing activities	4,732	2,094

Increase/(decrease) in cash	565	(335)

Cash at beginning of period	110	445

Cash at end of period	$675	$110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MVB Financial Corp.

Fairmont, West Virginia

We have audited the accompanying consolidated balance sheet of MVB Financial Corp. and subsidiaries as of December 31. 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. The financial statements of MVB Financial Corp. and subsidiaries for the year ended December 31, 2006, were audited by other auditors whose report, dated February 13, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of MVB Financial Corp. and subsidiaries as of December 31, 2007, and the consolidated results of its operations and cash flows for the year then ended, in corformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of MVB Financial Corp.’s internal control over financial reporting as of December 31, 2007, which is included in Form 10-K and, accordingly, we do not express an opinion thereon.

Wheeling, West Virginia
February 22, 2008

S.K. Snodgrass, A.C. • 980 National Road • Wheeling, West Virginia 26003-6400 • Phone: (304) 233-5030 • Facsimile: (304)  233-3062

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

ITEM 8A (T)  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2007, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subjected to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Date: March 24, 2008	/s/ James R. Martin
James R. Martin
President & CEO

Date: March 24, 2008	/s/ Eric L. Tichenor
Eric L. Tichenor
Senior Vice President & CFO

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 2-4 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2008. For discussion of the audit committee financial expert of MVB, see “Committees of the Board”, on page 5 of MVB’s definitive proxy statement relating to MVB’s Annual Meeting of Shareholders for 2008, which is expressly incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

See “Executive Compensation” on page 7 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2008.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 10 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2008 which section is expressly incorporated by reference. For equity compensation plan information, please see table below.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,330	$14.78	118,190
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	150,330	$14.78	118,190

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

Total loans outstanding from the Bank at December 31, 2007 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $5.0 million or 21.6% of total equity capital and 2.7% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13. EXHIBITS

Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 52. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Ratification of Auditors” on page 11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2008.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-KSB for Fiscal Year Ended December 31, 2006

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Footnotes to Financial Statements Note 1 “Net Income per Common Share”

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of S.R. Snodgrass, A.C., Independent Auditors	Found on Page 48 herein