Form 10QSB
period 2008-03-31
MVB FINANCIAL CORP
filed 2008-05-14
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 13, 2008, the number of shares outstanding of the issuer’s only class of common stock was 1,595,622.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

		Page
Part I.	Financial Information	2

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-11 of this report.

	Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	2

	Consolidated Statements of Income for the Three Months ended March 31, 2008 and 2007	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 11-21 of this report.

Item 3.	Controls and Procedures	22

Part II.	Other Information	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31 2008 (Unaudited)	December 31 2007 (Note 1)
Assets
Cash and due from banks	$5,448	$4,926
Interest bearing balances – FHLB	1,648	490
Investment securities:
Securities held-to-maturity, at cost	5,812	1,814
Securities available-for-sale, at approximate market value	22,442	26,029
Loans:	182,250	181,537
Less: Allowance for loan losses	(1,740)	(1,733)

Net loans	180,510	179,804
Loans held for sale	1,618	217
Bank premises, furniture and equipment, net	8,157	8,244
Accrued interest receivable and other assets	8,430	8,574

Total assets	$234,065	$230,098

Liabilities
Deposits
Non-interest bearing	$19,775	$19,129
Interest bearing	149,095	138,319

Total deposits	168,870	157,448
Accrued interest, taxes and other liabilities	1,632	1,601
Repurchase agreements	16,825	19,817
Federal Home Loan Bank borrowings	17,240	23,583
Long-term debt	4,124	4,124

Total liabilities	208,691	206,573
Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,587,297 and 1,508,081 issued	1,587	1,508
Additional paid-in capital	19,950	18,450
Treasury Stock, 9,969 and 8,919 shares, respectively	(189)	(168)
Retained earnings	4,265	4,140
Accumulated other comprehensive income (loss)	(239)	(405)

Total stockholders’ equity	25,374	23,525

Total liabilities and stockholders’ equity	$234,065	$230,098

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended March 31
	2008	2007
Interest income
Interest and fees on loans	$3,143	$2,482
Interest on deposits with other banks	11	18
Interest on investment securities – taxable	346	316
Interest on tax exempt loans and securities	93	83

Total interest income	3,593	2,899
Interest expense
Deposits	1,366	1,077
Repurchase agreements	113	170
Federal Home Loan Bank borrowings	194	106
Long-term debt	65	2

Total interest expense	1,738	1,355

Net interest income	1,855	1,544
Provision for loan losses	148	120

Net interest income after provision for loan losses	1,707	1,424
Other income
Service charges on deposit accounts	161	145
Income on bank owned life insurance	45	38
Visa debit card income	57	49
Income on loans held for sale	68	84
Other operating income	74	27
Gain on sale of securities	16	—

Total other income	421	343
Other expense
Salary and employee benefits	999	790
Occupancy expense	129	101
Equipment expense	97	76
Data processing	145	140
Visa debit card expense	48	35
Advertising	72	40
Legal and accounting fees	27	21
Printing, stationery and supplies	24	21
Other taxes	35	27
Other operating expenses	187	138

Total other expense	1,763	1,389

Income before income taxes	365	378
Income tax expense	102	120

Net income	$263	$258

Basic net income per share	$0.17	$0.18
Diluted net income per share	$0.17	$0.17
Basic weighted average shares outstanding	1,539,167	1,467,849
Diluted weighted average shares outstanding	1,578,189	1,482,774

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2008	2007
Operating activities
Net income	$263	$258
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	148	120
Deferred income tax (benefit)	(4)	(29)
Depreciation	113	75
Stock option expense	3	—
Loans originated for sale	(7,658)	(4,552)
Proceeds of loans sold	6,257	5,445
Amortization, net of accretion	(17)	9
(Decrease)/increase in interest receivable and other assets	(100)	307
Increase/(decrease) in accrued interest, taxes, and other liabilities	30	(30)

Net cash (used in)/provided by operating activities	(965)	1,603
Investing activities
(Increase)/decrease in loans made to customers	(854)	3,477
Purchases of premises and equipment	(26)	(558)
(Increase) in deposits with Federal Home Loan Bank, net	(1,158)	(8,700)
Purchases of investment securities available-for-sale	(5,441)	(624)
Proceeds from sales, maturities and calls of securities available-for-sale	9,324	1,965
Purchases of investment securities held-to-maturity	(4,000)	—

Net cash (used in) investing activities	(2,155)	(4,440)
Financing activities
Net increase in deposits	11,422	9,040
Net (decrease) in repurchase agreements	(2,993)	(4,845)
Net (decrease) in Federal Home Loan Bank Borrowings	(6,342)	(7,279)
Proceeds from long-term borrowings	—	4,124
Purchase of treasury stock	(21)	—
Proceeds of stock offering	1,568	—
Common stock options exercised	8	—

Net cash provided by financing activities	3,642	1,040

(Decrease)/increase in cash and cash equivalents	522	(1,797)
Cash and cash equivalents - beginning of period	4,926	6,417

Cash and cash equivalents - end of period	$5,448	$4,620

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$1,747	$1,267
Income taxes	$235	$13

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The consolidated balance sheet as of December 31, 2007 has been extracted from audited financial statements included in MVB’s 2007 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2007, Form 10-KSB filed with the Securities and Exchange Commission.

Note 2. Allowance for Loan Losses

The provision for loan losses for the three months ended March 31, 2008 and 2007 was $148 and $120, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at March 31, 2008, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

See accompanying notes to unaudited financial statements.

	March 31
(Dollars in thousands)	2008	2007
Allowance for loan losses
Balance, beginning of period	$1,733	$1,206
Loan charge-offs	(142)	(14)
Loan recoveries	1	6

Net charge-offs	(141)	(8)
Loan loss provision	148	120

Balance, end of period	$1,740	$1,318

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31
(Dollars in thousands)	2008	2007
Non-accrual loans:
Commercial	$12	$—
Real Estate	176	417
Consumer	1	34

Total non-accrual loans	189	451
Renegotiated loans	—	—

Total non-performing loans	189	451
Other real estate, net	—	—

Total non-performing assets	$189	$451

Accruing loans past due 90 days or more	$441	$1,462
Non-performing loans as a % of total loans	.11%	.32%
Allowance for loan losses as a % of non-performing loans	829.63%	292.24%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of March 31, 2008 and December 31, 2007, the Company had repurchase agreements of $16.8 million and $19.8 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2008 was approximately $41.2 million.

Borrowings from the FHLB were as follows:

	March 31 2008	December 31 2007
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,140	1,158

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	686	689

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%.	1,444	1,452

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%.	1,140	1,145

Fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%.	955	958

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%.	1,080	1,085

Fixed interest rate note originating September 2007, due September 2008, payable September 2008, interest of 4.53% payable quarterly.	700	700

Floating interest rate note, originating March 2003, due December 2011, interest of 5.34% payable monthly.	—	10,296

Fixed interest rate note originating November 2007, due April 2008, interest of 4.80% payable quarterly.	2,700	2,700

Fixed interest rate note originating November 2007, due April 2008, interest of 4.60% payable quarterly.	1,300	1,300

Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%.	1,095	1,100

Fixed interest rate note originating March 2008, due March 2009, interest of 2.26% payable quarterly.	2,000	—

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	—

	$17,240	$23,583

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of March 31, 2008 and interest expense of $65 for the period ended March 31, 2008.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2008	4,843
2009	2,199
2010	210
2011	221
2012	232
Thereafter	13,659

21,364

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2008 and March 31, 2007.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended March 31,
(in thousands)	2008	2007
Unrealized gain (losses) on securities available for sale	$277	$9
Pension liability adjustment	—	—
Tax effect	(111)	(4)

Net of tax effect	166	5
Net income as reported	263	258

Total comprehensive income	$429	$263

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2008 and 2007, stock options to purchase 149,507 and 174,312 shares at an average price of $14.78 and $14.63, respectively, were outstanding. For the three months ended March 31, 2008 and 2007, the dilutive effect of stock options was 39,022 and 14,925 shares, respectively.

Note 6 – Recent Accounting Pronouncements

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, and employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted this standard in the first quarter of 2008, which resulted in an adjustment to retained earnings of $138 and the recording of a $150 liability.

In September 2006, The FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard on January 1, 2008 had no material impact on the Company’s results of operations or financial position.

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

Effective January 1, 2008, the Company adopted FAS 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS 157 hierarchy are as follows:

Level I: Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant ot the fair value measurement.

	March 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		22,442		22,442

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At March 31, 2008 and for the Three Months Ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007
Net income to:
Average assets	.45%	.55%
Average stockholders’ equity	4.32	4.72
Net interest margin	3.51	3.60
Average stockholders’ equity to average assets	10.50	11.58
Total loans to total deposits (end of period)	107.92	96.85
Allowance for loan losses to total loans (end of period)	.95	.95
Efficiency ratio	77.50	73.61
Capital ratios:
Tier 1 capital ratio	14.10	17.46
Risk-based capital ratio	15.06	18.38
Leverage ratio	11.17	13.24
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$15.99	$14.93
Market value per share (end of period)*	20.00	16.00
Basic earnings per share	.17	.18
Diluted earnings per share	.17	.17

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2007 Annual Report on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2008, MVB earned $263 compared to $258 in the first quarter of 2007. Net interest income increased by $311, other income increased by $78 and other expenses increased by $374.

Loan loss provisions of $148 and $120 were made for the quarters ended March 31, 2008 and 2007, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2008 and 2007 totaled $421 and $343, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $161 at March 31, 2008, an increase of $16 over the first quarter of 2007. Other items that were significant factors in the increase in non-interest income were as follows: other operating income increased by $47, and gain on sale of securities increased by $16. The other operating income increase included title insurance revenue of $23 and rental income of $15. The securities gain was the result of VISA buying back stock at their initial public offering.

Non-interest expense for the quarters ended March 31, 2008 and 2007 totaled $1.8 million and $1.4 million, respectively. The most significant increases were as follows: salaries and benefits increased by $209, other operating expenses increased by $49, advertising increased by $32, occupancy expense increased by $28 and equipment expense increased by $21. These increases are mainly related to MVB’s growth, especially in Berkeley County.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2008 and 2007 was 3.51% and 3.60% respectively. During late 2007 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 3.25%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 8.01% at March 31, 2007 to 7.27% at March 31, 2008.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. With the recent rate cuts, management has begun to focus on adding more commercial loans that annually adjust the rate, as opposed to loans with rates that float daily. This setup more closely matches the maturities of the deposit base.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$1,645	$11	2.67%	$1,447	$18	4.98%
Investment securities	27,697	352	5.08	28,424	323	4.55
Loans:
Commercial	113,923	2,071	7.27	71,808	1,438	8.01
Tax exempt	6,974	86	4.93	6,563	76	4.63
Consumer	14,043	259	7.38	14,937	273	7.31
Real estate	47,270	814	6.89	48,581	771	6.35

Total loans	182,210	3,230	7.09	141,889	2,558	7.21

Total earning assets	211,552	3,593	6.79	171,760	2,899	6.75
Cash and due from banks	5,718			4,518
Other assets	14,843			12,232

Total assets	$232,113			$188,510

Liabilities
Deposits:
Non-interest bearing demand	$21,307	$—%		$19,069	$—%
NOW	14,467	28	0.77	13,256	24	0.72
Money market checking	29,611	192	2.59	27,027	187	2.77
Savings	6,208	8	0.52	5,737	8	0.56
IRAs	7,073	83	4.69	6,347	64	4.03
CDs	87,800	1,055	4.81	68,006	794	4.67
Repurchase agreements & FFS	19,351	113	2.34	17,533	170	3.88
FHLB borrowings	16,144	194	4.81	8,424	106	5.03
Long-term debt	4,124	65	6.30	133	2	6.02

Total interest-bearing liabilities	184,778	1,738	3.76	146,463	1,355	3.70

Other liabilities	1,655			1,139

Total liabilities	207,740			166,671
Stockholders’ equity
Common stock	1,539			1,426
Paid-in capital	19,037			17,308
Retained earnings	4,202			3,491
Accumulated other comprehensive income	(405)			(386)

Total stockholders’ equity	24,373			21,839

Total liabilities and stockholders’ equity	$232,113			$188,510

Net interest spread			3.03			3.05
Impact of non-interest bearing funds on margin			.48			.55

Net interest income-margin		$1,855	3.51%		$1,544	3.60%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $421 in the first quarter of 2008 compared to $343 in the first quarter of 2007.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB. Other income was the greatest area of increase from the first quarter of 2007 to the first quarter of 2008, driven mostly by title insurance revenue of $23 and rental income of $15.

Non-Interest Expense

For the first quarter of 2008, non-interest expense totaled $1.8 million compared to $1.4 million in the first quarter of 2007. MVB’s efficiency ratio was 77.50% for the first quarter of 2008 compared to 73.61% for the first quarter of 2007. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.

Salaries and benefits totaled $999 for the quarter ended March 31, 2008 compared to $790 for the quarter ended March 31, 2007. This increase in salaries and benefits reflects MVB’s additional staffing for the Berkeley County office, which opened in early August, and adjustments to existing personnel. MVB had 73 full-time equivalent personnel at March 31, 2008 compared to 66 full-time equivalent personnel as of March 31, 2007. This increase is mainly due to the addition of staff for the new office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2008 and 2007, occupancy expense totaled $129 and $101, respectively. This increase of $28 relates to the Berkeley County office opened in August 2007.

Equipment expense totaled $97 in the first quarter of 2008 compared to $76 for the first quarter of 2007. Included in equipment expense is depreciation of furniture, fixtures and equipment of $66 for the quarter ended March 31, 2008 and $47 for the quarter ended March 31, 2007. Equipment depreciation expense reflects MVB’s commitment to technology and the addition of equipment related to the Berkeley County banking office.

Data processing costs totaled $145 in the first quarter of 2008 compared to $140 in the first quarter of 2007. These increases are due mainly to the overall account and transaction growth of the bank.

Other operating expense totaled $187 in the first quarter of 2008 compared to $140 in the first quarter of 2007. The largest item relating to this increase was a $24 increase in FDIC insurance. The increase in FDIC insurance was the result of well capitalized banks not paying FDIC insurance until the second quarter billing cycle of 2007.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .45% and 4.32% for the first quarter of 2008 compared to .55% and 4.72% in the first quarter of 2007.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2008 compared to 2007. The most significant areas of change between the quarters ended March 31, 2008 and March 31, 2007 were as follows: net loans increased to an average balance of $182.2 million from $141.9 million, interest-bearing liabilities grew to an average balance of $184.8 million from $146.5 million, non interest-bearing demand deposits increased to an average balance of $21.3 million from $19.1 million and stockholders’ equity increased to an average balance of $24.4 million from $21.8 million. These trends reflect the continued growth of MVB.

Total assets at March 31, 2008 were $234.1 million or an increase of $4.0 million since December 31, 2007. The greatest areas of increase were $1.4 million in loans held for sale and $1.2 million in balances at the Federal Home Loan Bank.

Deposits totaled $168.9 million at March 31, 2008 or an increase of $11.5 million since December 31, 2007. Repurchase agreements totaled $16.8 million and have decreased $3.0 million since December 31, 2007.

Stockholders’ equity has increased approximately $1.8 million from December 31, 2007, due to proceeds from a stock offering of $1.5 million, earnings for the three months ended March 31, 2008 of $263 and accumulated other comprehensive gain of $28.

Cash and Cash Equivalents

Cash and cash equivalents totaled $5.4 million as of March 31, 2008 compared to $4.9 million as of December 31, 2007, or a decrease of $522.

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

Investment Securities

Investment securities totaled $28.2 million as of March 31, 2008 and $27.8 million as of December 31, 2007. Government sponsored agency securities comprise the majority of the portfolio.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	March 31 2008	December 31 2007
Commercial and nonresidential real estate	$125,339	$128,535
Residential real estate	47,887	42,030
Consumer and other	9,024	10,972

Total loans	$182,250	$181,537

Loan Concentration

At March 31, 2008, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $168.9 million at March 31, 2008.

Non interest bearing deposits remain a core funding source for MVB. At March 31, 2008, non-interest bearing deposits totaled $19.8 million compared to $19.1 million at December 31, 2007. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $149.1 million at March 31, 2008 compared to $138.3 million at December 31, 2007. Average interest-bearing liabilities totaled $184.8 million during the first quarter of 2008 compared to $146.5 million for the first quarter of 2007. Average non-interest bearing demand deposits totaled $21.3 million for the first quarter of 2008 compared to $19.1 million for the first quarter of 2007. Management will continue to emphasize deposit gathering in 2008 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2008, repurchase agreements totaled $16.8 million compared to $19.8 million at December 31, 2007. In addition to the aforementioned funds alternatives, MVB has access to more than $41.2 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $4.5 million line of credit with Silverton Bank, N.A. and the ability to readily sell jumbo certificates of deposits to other banks.

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

In April 2008, MVB expects to complete a public offering of 200,000 shares which will total slightly less than $4.0 million. The proceeds of the offering will be used to support the growth of the bank and to increase the legal lending limit to one borrower.

At March 31, 2008, accumulated other comprehensive (loss) totaled $(377) compared to $(405) at December 31, 2007.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2007 Form 10-KSB. At March 31, 2008, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2008 and December 31, 2007 was $42.1 million and $43.1 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2007. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2006.

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

Future Outlook

The bank’s results of operations in the first quarter of 2008 are similar to the first quarter of 2007, but below the most current quarters, mainly the result of interest rate cuts that have decreased the yield on the commercial loan portfolio. During the next few quarters, MVB’s net interest margin should begin to improve as liability repricing catches up to the asset repricing of the last few quarters. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3A (T).	Controls and Procedures

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

May 13, 2008	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer