Form 10QSB
period 2008-06-30
MVB FINANCIAL CORP
filed 2008-08-14
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 11, 2008, the number of shares outstanding of the issuer’s only class of common stock was 1,598,622.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

		Page
Part I. Financial Information		2

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-10 of this report.

	Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	2
	Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2008 and 2007	3
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2008 and 2007	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 11-22 of this report.

Item 3.	Controls and Procedures	23

Part II. Other Information		24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	June 30 2008 (Unaudited)	December 31 2007 (Note 1)
Assets
Cash and due from banks	$4,903	$4,926
Interest bearing balances – FHLB	132	490
Investment securities:
Securities held-to-maturity, at cost	5,809	1,814
Securities available-for-sale, at approximate market value	21,277	26,029

Loans:	184,466	181,537
Less: Allowance for loan losses	(1,847)	(1,733)

Net loans	182,619	179,804
Loans held for sale	2,512	217
Bank premises, furniture and equipment, net	8,219	8,244
Accrued interest receivable and other assets	8,939	8,574

Total assets	$234,410	$230,098

Liabilities
Deposits
Non-interest bearing	$20,268	$19,129
Interest bearing	147,113	138,319

Total deposits	167,381	157,448

Accrued interest, taxes and other liabilities	1,276	1,601
Repurchase agreements	16,769	19,817
Federal Home Loan Bank borrowings	19,243	23,583
Long-term debt	4,124	4,124

Total liabilities	208,793	206,573

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,598,122 and 1,508,081 issued	1,598	1,508
Additional paid-in capital	20,106	18,450
Treasury Stock, 10,469 and 8,919 shares, respectively	(199)	(168)
Retained earnings	4,579	4,140
Accumulated other comprehensive income (loss)	(467)	(405)

Total stockholders’ equity	25,617	23,525

Total liabilities and stockholders’ equity	$234,410	$230,098

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$6,043	$5,144	$2,900	$2,662
Interest on deposits with other banks	24	95	13	77
Interest on investment securities – taxable	673	609	327	293
Interest on tax exempt loans and securities	193	165	100	82

Total interest income	6,933	6,013	3,340	3,114

Interest expense
Deposits	2,570	2,250	1,204	1,173
Repurchase agreements	182	337	69	167
Federal Home Loan Bank borrowings	359	203	165	97
Long-term debt	111	75	46	73

Total interest expense	3,222	2,865	1,484	1,510

Net interest income	3,711	3,148	1,856	1,604

Provision for loan losses	301	240	153	120

Net interest income after provision for loan losses	3,410	2,908	1,703	1,484

Other income
Service charges on deposit accounts	329	306	168	161
Income on bank owned life insurance	90	78	45	40
Visa debit card income	122	102	65	53
Income on loans held for sale	196	175	128	91
Other operating income	139	81	65	54
Gain on sale of securities	16	—	—	—

Total other income	892	742	471	399

Other expense
Salary and employee benefits	1,994	1,675	995	885
Occupancy expense	255	175	126	74
Equipment expense	196	160	99	84
Data processing	257	291	112	151
Visa debit card expense	104	68	56	33
Advertising	128	102	56	62
Legal and accounting fees	49	39	22	18
Printing, stationery and supplies	53	53	29	32
Other taxes	73	56	38	29
Other operating expenses	384	284	197	146

Total other expense	3,493	2,903	1,730	1,514

Income before income taxes	809	747	444	369

Income tax expense	232	210	130	90

Net income	$577	$537	$314	$279

Basic net income per share	$0.37	$0.37	$0.20	$0.19
Diluted net income per share	$0.36	$0.36	$0.19	$0.19
Basic weighted average shares outstanding	1,567,314	1,467,849	1,595,460	1,467,849
Diluted weighted average shares outstanding	1,606,987	1,492,150	1,634,481	1,492,150

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30
	2008	2007
Operating activities
Net income	$577	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	301	240
Depreciation	217	153
Stock option expense	7	5
Loans originated for sale	(19,997)	(11,704)
Proceeds of loans sold	17,702	12,166
Amortization, net of accretion	(8)	18
(Increase) in interest receivable and other assets	(461)	(34)
(Decrease) in accrued interest, taxes, and other liabilities	(325)	(3)

Net cash (used in)/provided by operating activities	(1,987)	1,378
Investing activities
(Increase) in loans made to customers	(3,116)	(13,953)
Purchases of premises and equipment	(192)	(1,692)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	358	(1,276)
Purchases of investment securities available-for-sale	(7,476)	(624)
Proceeds from sales, maturities and calls of securities available-for-sale	12,138	3,511
Purchases of investment securities held-to-maturity	(4,000)	—
Purchase of bank owned life insurance	—	(500)

Net cash (used in) investing activities	(2,288)	(14,534)
Financing activities
Net increase in deposits	9,933	15,808
Net (decrease) in repurchase agreements	(3,048)	(1,427)
Net (decrease)/increase in Federal Home Loan Bank Borrowings	(4,340)	(6,223)
Proceeds from long-term borrowings	—	4,124
Purchase of treasury stock	(31)	—
Proceeds of stock offering	1,725
Common stock options exercised	13	—

Net cash provided by financing activities	4,252	12,282

(Decrease) in cash and cash equivalents	(23)	(874)

Cash and cash equivalents - beginning of period	4,926	6,417

Cash and cash equivalents - end of period	$4,903	$5,543

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$3,265	$2,729
Income taxes	$524	$279

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six and three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 2. Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2008 and 2007, was $301 and $240, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at June 30, 2008, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

See accompanying notes to unaudited financial statements.

(Dollars in thousands)

	June 30
	2008	2007
Allowance for loan losses
Balance, beginning of period	$1,733	$1,206

Loan charge-offs	(191)	(22)
Loan recoveries	4	8

Net charge-offs	(187)	(14)
Loan loss provision	301	240

Balance, end of period	$1,847	$1,432

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)

	June 30
	2008	2007
Non-accrual loans:
Commercial	$675	$12
Real Estate	—	162
Consumer	15	11

Total non-accrual loans	690	185
Renegotiated loans	—	—

Total non-performing loans	690	185
Other real estate, net	376	—

Total non-performing assets	$1,066	$185

Accruing loans past due 90 days or more	$—	$292
Non-performing loans as a % of total loans	.37%	.12%
Allowance for loan losses as a % of non-performing loans	267.68%	774.05%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of June 30, 2008 and December 31, 2007, the Company had repurchase agreements of $16.8 million and $19.8 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at June 30, 2008 was approximately $44.5 million.

Borrowings from the FHLB were as follows:

	June 30 2008	December 31 2007
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,123	1,158

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	682	689

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%.	1,435	1,452

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%.	1,136	1,145

Fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%.	951	958

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%.	1,077	1,085

Fixed interest rate note originating September 2007, due September 2008, payable September 2008, interest of 4.53% payable quarterly.	700	700

Floating interest rate note, originating March 2003, due December 2011, interest of 2.34% payable monthly.	6,050	10,296

Fixed interest rate note originating November 2007, due April 2008, interest of 4.80% payable quarterly.	—	2,700

Fixed interest rate note originating November 2007, due April 2008, interest of 4.60% payable quarterly.	—	1,300

Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%.	1,089	1,100

Fixed interest rate note originating March 2008, due March 2009, interest of 2.26% payable quarterly.	2,000	—

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	—

	$19,243	$23,583

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2008	796
2009	2,199
2010	210
2011	6,271
2012	232
Thereafter	13,659

23,367

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and six month periods ended June 30, 2008 and June 30, 2007.

The following table represents other comprehensive income before tax and net of tax:

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Unrealized gain (losses) on securities available for sale	$(428)	$(112)	$(103)	$(151)
Pension liability adjustment	—	—	—	—
Tax effect	171	45	41	60

Net of tax effect	(257)	(67)	(62)	(91)
Net income as reported	314	279	577	537

Total comprehensive income	$57	$212	$515	$446

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2008 and 2007, stock options to purchase 149,507 and 174,312 shares at an average price of $14.78 and $14.63, respectively, were outstanding. For the six and three months ended June 30, 2008 and 2007, the dilutive effect of stock options was 39,673 and 24,301 shares, respectively.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		21,277		21,277

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

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

At June 30, 2008 and for the Six and Three Months Ended June 30, 2008 and 2007:

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Net income to:
Average assets	.50%	.56%	.54%	.57%
Average stockholders’ equity	4.58	4.49	4.79	5.10
Net interest margin	3.48	3.69	3.45	3.57

Average stockholders’ equity to average assets	10.83	12.40	11.17	11.08
Total loans to total deposits (end of period)	110.21	104.08	110.21	104.08
Allowance for loan losses to total loans (end of period)	1.00	.91	1.00	.91
Efficiency ratio	75.88	74.63	74.34	75.59
Capital ratios:
Tier 1 capital ratio	14.67	15.80	14.67	15.80
Risk-based capital ratio	15.64	16.70	15.64	16.70
Leverage ratio	11.95	12.81	11.95	12.81
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$16.03	$15.06	$16.03	$15.06
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.37	.37	.20	.19
Diluted earnings per share	.36	.36	.19	.19

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2008, MVB earned $314 compared to $279 in the second quarter of 2007. Second quarter net income increased $35 from 2007.

Loan loss provisions of $153 and $120 were made for the quarters ended June 30, 2008 and 2007, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2008 and 2007 totaled $471 and $399, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $168 at June 30, 2008, an increase of $7 over the second quarter of 2007. Other items that were significant factors in the increase in non-interest income were as follows: income on loans held for sale increased by $37, other operating income increased by $11, and Visa debit card income increased by $12.

Non-interest expense for the quarters ended June 30, 2008 and 2007 totaled $1.7 million and $1.5 million, respectively. The most significant increases were as follows: salaries and benefits increased by $110, occupancy expense increased by $52 and other operating expense increased by $51. These increases are related to MVB’s growth, especially in Berkeley County.

For the six months ended June 30, 2008 MVB earned $577 compared to $537 for the same period in 2007.

Loan loss provisions of $301 and $240 were made for the 6 months ended June 30, 2008 and 2007, respectively. This increase of $61 relates to strengthening the loan loss reserves in the newer offices to gradually bring them to the same level as the Marion County portfolio.

Non-interest income for the six months ended June 30, 2008 and 2007 totaled $892 and $742, respectively. This increase of $150 relates primarily to the following: an increase of $58 in other operating income principally relating to title insurance income and rental income in the Berkeley office, a $23 increase in service charges on deposit accounts, an increase of $21 in origination fees on mortgages sold, and a $20 increase in Visa Debit card income.

Non-interest expense for the six months ended June 30, 2008 and 2007 totaled $3.5 million and $2.9 million, respectively. This $590 increase was driven by the following: a $319 increase in salaries and benefits, a $100 increase in other expense, and a $26 increase in advertising. These increases are all the result of the continued growth and expansion of the bank.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2008 and 2007 was 3.45% and 3.57% respectively. During late 2007 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 3.25%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 8.10% at June 30, 2007 to 6.41% at June 30, 2008. MVB countered the decreased loan yields by reducing rates on interest bearing liabilities from 3.89% to 3.17% at June 30, 2008.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$2,752	$13	1.89%	$6,000	$77	5.13%
Investment securities	27,221	335	4.92	26,113	300	4.60
Loans:
Commercial	116,520	1,868	6.41	80,003	1,621	8.10
Tax exempt	7,888	91	4.61	6,336	74	4.67
Consumer	13,875	250	7.21	13,896	256	7.37
Real estate	46,943	783	6.67	47,315	786	6.64

Total loans	185,226	2,992	6.46	147,550	2,737	7.42

Total earning assets	215,199	3,340	6.21	179,663	3,114	6.93
Cash and due from banks	4,460			4,685
Other assets	14,087			13,031

Total assets	$234,466			$197,379

Liabilities
Deposits:
Non-interest bearing demand	$19,266	$—%		$19,163	$—%

NOW	17,437	17	0.39	13,466	26	0.77
Money market checking	31,465	125	1.58	29,514	213	2.89
Savings	6,877	5	0.29	6,017	9	0.60
IRAs	7,235	83	4.59	6,586	73	4.43
CDs	86,715	975	4.50	70,893	851	4.80
Repurchase agreements & FFS	16,791	68	1.62	17,075	168	3.94
FHLB borrowings	16,657	165	3.96	7,662	97	5.06
Long-term debt	4,124	46	4.46	4,124	73	7.08

Total interest-bearing liabilities	187,481	1,484	3.17	155,337	1,510	3.89

Other liabilities	1,525			999

Total liabilities	208,272			175,499

Stockholders’ equity
Common stock	1,595			1,468
Paid-in capital	20,084			17,720
Retained earnings	4,756			3,080
Accumulated other comprehensive income	(241)			(388)

Total stockholders’ equity	26,194			21,880

Total liabilities and stockholders’ equity	$234,466			$197,379

Net interest spread			3.04			3.04
Impact of non-interest bearing funds on margin			.41			.53

Net interest income-margin		$1,856	3.45%		$1,604	3.57%

Average Balances and Interest Rates

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$2,199	$24	2.18%	$3,736	$95	5.09%
CDs with banks	—	—	—	—	—	—
Investment securities	27,459	689	5.02	27,262	623	4.57
Loans:
Commercial	115,222	3,938	6.84	75,928	3,059	8.06
Tax exempt	7,431	177	4.76	6,449	150	4.65
Consumer	13,959	509	7.29	14,413	528	7.33
Real estate	47,106	1,596	6.78	47,945	1,558	6.50

Total loans	183,718	6,220	6.77	144,735	5,295	7.32

Total earning assets	213,376	6,933	6.50	175,733	6,013	6.84
Cash and due from banks	4,446			4,602
Other assets	14,701			12,656

Total assets	$232,523			$192,991

Liabilities
Deposits:
Non-interest bearing demand	$19,642	$—%		$19,182	$—%

NOW	15,952	46	0.58	13,361	50	0.75
Money market checking	30,628	317	2.07	28,277	400	2.83
Savings	6,543	13	0.40	5,878	17	0.58
IRAs	7,154	166	4.64	6,467	138	4.27
CDs	87,258	2,029	4.65	69,457	1,644	4.73
Repurchase agreements & FFS	18,071	181	2.00	17,303	338	3.91
FHLB borrowings	16,400	359	4.38	8,041	203	5.05
Long-term debt	4,124	111	5.38	2,142	75	7.00

Total interest-bearing liabilities	186,130	3,222	3.46	150,926	2,865	3.80

Other liabilities	1,573			1,068

Total liabilities	207,345			171,176

Stockholders’ equity
Common stock	1,567			1,468
Paid-in capital	19,560			17,720
Retained earnings	4,373			3,014
Accumulated other comprehensive income	(322)			(387)

Total stockholders’ equity	25,178			21,815

Total liabilities and stockholders’ equity	$232,523			$192,991

Net interest spread			3.04			3.04
Impact of non-interest bearing funds on margin			.44			.54

Net interest income-margin		$3,711	3.48%		$3,148	3.58%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $471 in the second quarter of 2008 compared to $399 in the second quarter of 2007.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $12 from the second quarter of 2007 through increased card penetration to existing and new customers, and income on loans held for sale, which increased by $37 from the second quarter of 2007, a product of the bank’s presence in the Harrison County market, as well as increased focus on this area in the Marion County market.

Non-Interest Expense

For the second quarter of 2008, non-interest expense totaled $1.7 million compared to $1.5 million in the second quarter of 2007. MVB’s efficiency ratio was 74.34% for the second quarter of 2008 compared to 75.59% for the second quarter of 2007. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income

Salaries and benefits totaled $995 for the quarter ended June 30, 2008 compared to $885 for the quarter ended June 30, 2007. This increase in salaries and benefits reflects MVB’s additional staffing for the Berkeley County office, which opened in August 2007, and adjustments to existing personnel. MVB had 78 full-time equivalent personnel at June 30, 2008 compared to 71 full-time equivalent personnel as of June 30, 2007. This increase is mainly due to the addition of staff for the new office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2008 and 2007, occupancy expense totaled $126 and $74, respectively. This increase is a result of the addition of the Berkeley County office.

Equipment expense totaled $99 in the second quarter of 2008 compared to $84 for the second quarter of 2007. Included in equipment expense is depreciation of furniture, fixtures and equipment of $64 for the quarter ended June 30, 2008 and $77 for the quarter ended June 30, 2007

Data processing costs totaled $112 in the second quarter of 2008 compared to $151 in the second quarter of 2007. This decrease is due to a refund received from MVB’s internet banking services provider.

Other operating expense totaled $197 in the second quarter of 2008 compared to $146 in the second quarter of 2007. This $51 increase is related to the following: and increase of $23 in FDIC insurance premiums, an increase of $9 in training and an increase of $7 in travel and entertainment expense.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .54% and 4.79% for the second quarter of 2008 compared to .57% and 5.10% in the second quarter of 2007.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2008 compared to 2007. The most significant areas of change between the quarters ended June 30, 2008 and June 30, 2007 were as follows: net loans increased to an average balance of $185.2 million from $147.6 million, interest-bearing liabilities grew to an average balance of $187.5 million from $155.3 million, and stockholders’ equity increased to an average balance of $26.2 million from $21.9 million. These trends reflect the continued growth of MVB.

Total assets at June 30, 2008 were $234.4 million or an increase of $4.3 million since December 31, 2007. Asset growth has occurred primarily in the loan portfolio, with loans increasing by $2.5 million in Harrison County, $1.7 million in Berkeley and Jefferson Counties and $1.0 million in Marion County.

Deposits totaled $167.4 million at June 30, 2008 or an increase of $9.9 million since December 31, 2007. Repurchase agreements totaled $16.8 million and have decreased $3.0 million since December 31, 2007.

Stockholders’ equity has increased approximately $2.1 million from December 31, 2007, due to earnings for the six months ended June 30, 2008 of $577 and accumulated other comprehensive loss of $62 and proceeds from stock offering of $1.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $4.9 million as of June 30, 2008 compared to $4.9 million as of December 31, 2007.

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

Investment Securities

Investment securities totaled $27.1 million as of June 30, 2008 and $27.8 million as of December 31, 2007. Government sponsored agency securities comprise the majority of the portfolio.

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

Loans

The bank’s lending is primarily focused in the Marion and Harrison, Berkeley and Jefferson County areas of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)

	June 30 2008	December 31 2007
Commercial and nonresidential real estate	$128,173	$128,535
Residential real estate	45,580	42,030
Consumer and other	10,713	10,972

Total loans	$184,466	$181,537

Loan Concentration

At June 30, 2008, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $167.4 million at June 30, 2008.

Non interest bearing deposits remain a core funding source for MVB. At June 30, 2008, non-interest bearing deposits totaled $20.3 million compared to $19.1 million at December 31, 2007. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $147.1 million at June 30, 2008 compared to $138.3 million at December 31, 2007. Average interest-bearing liabilities totaled $187.5 million during the second quarter of 2008 compared to $155.3 million for the second quarter of 2007. Average non-interest bearing demand deposits totaled $19.3 million for the second quarter of 2008 compared to $19.2 million for the second quarter of 2007. Management will continue to emphasize deposit gathering in 2008 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At June 30, 2008, repurchase agreements totaled $16.8 million compared to $19.8 million at December 31, 2007. In addition to the aforementioned funds alternatives, MVB has access to more than $44.5 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $4.5 million line of credit with Silverton Bank, N.A. and the ability to readily sell jumbo certificates of deposits to other banks.

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

In April 2008 MVB completed a public offering of more than 100,000 shares which provided $2.4 million in additional capital.

At June 30, 2008, accumulated other comprehensive (loss) totaled $(467) compared to $(405) at December 31, 2007. This change relates to a decrease in the market value of available-for-sale securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2006 Form 10-KSB. At June 30, 2008, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2008 and December 31, 2007 was $37.9 million and $43.1 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2007. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2007.

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

Future Outlook

The bank’s results of operations in the second quarter of 2008 are an improvement over both the first quarter of 2008 and the second quarter of 2007. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

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

MVB’s Annual Shareholder’s Meeting was held on May 20, 2008. Two items were submitted to the Shareholders for consideration. The items and vote are noted below:

Item 1. To elect six directors for a three-year term:

For	Against	Abstain
1,101,981	1,058	0

Item 2. To ratify the appointment of S.R. Snodgrass, A.C., as Independent Certified Public Accountants for the year 2008.

For	Against	Abstain
1,100,828	625	1,586

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits were filed with Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and are incorporated by reference herein.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.1-1	Articles of Incorporation – Amendment

(b)	The following exhibits are filed herewith.

Exhibit 3.2	Bylaws

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2008	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer