Form 10-Q
period 2008-09-30
MVB FINANCIAL CORP
filed 2008-11-13
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2008, the number of shares outstanding of the issuer’s only class of common stock was 1,598,622.

Transitional Small Business format (check one):    Yes  ☐    No  ☒

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-11 of this report.

	Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	2

	Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 11-24 of this report.

Item 3.	Controls and Procedures	23

Part II.	Other Information	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30 2008 (Unaudited)	December 31 2007 (Note 1)
Assets
Cash and due from banks	$7,574	$4,926
Interest bearing balances – FHLB	61	490
Investment securities:
Securities held-to-maturity, at cost	5,807	1,814
Securities available-for-sale, at approximate market value	22,268	26,029

Loans:	194,078	181,537
Less: Allowance for loan losses	(1,774)	(1,733)

Net loans	192,304	179,804
Loans held for sale	575	217
Bank premises, furniture and equipment, net	8,117	8,244
Accrued interest receivable and other assets	9,169	8,574

Total assets	$245,875	$230,098

Liabilities
Deposits
Non-interest bearing	$22,118	$19,129
Interest bearing	149,355	138,319

Total deposits	171,473	157,448

Accrued interest, taxes and other liabilities	1,250	1,601
Repurchase agreements	19,199	19,817
Federal Home Loan Bank borrowings	24,346	23,583
Long-term debt	4,124	4,124

Total liabilities	220,392	206,573

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,598,622 and 1,508,081 issued	1,599	1,508
Additional paid-in capital	20,119	18,450
Treasury Stock, 10,469 and 8,919 shares, respectively	(199)	(168)
Retained earnings	4,273	4,140
Accumulated other comprehensive income (loss)	(309)	(405)

Total stockholders’ equity	25,483	23,525

Total liabilities and stockholders’ equity	$245,875	$230,098

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Interest income
Interest and fees on loans	$8,993	$8,350	$2,950	$3,206
Interest on deposits with other banks	25	99	1	4
Interest on investment securities – taxable	1,004	897	331	288
Interest on tax exempt loans and securities	298	247	105	82

Total interest income	10,320	9,593	3,387	3,580

Interest expense
Deposits	3,717	3,523	1,147	1,273
Repurchase agreements	253	523	71	186
Federal Home Loan Bank borrowings	530	372	171	169
Long-term debt	157	149	46	74

Total interest expense	4,657	4,567	1,435	1,702

Net interest income	5,663	5,026	1,952	1,878

Provision for loan losses	448	382	147	142

Net interest income after provision for loan losses	5,215	4,644	1,805	1,736

Other income
Service charges on deposit accounts	516	471	187	165
Income on bank owned life insurance	135	123	45	45
Visa debit card income	188	155	66	53
Income on loans held for sale	318	261	122	86
Other operating income	198	173	59	92
Gain on sale of securities	16	—	—	—

Total other income	1,371	1,183	479	441

Other expense
Salary and employee benefits	3,015	2,593	1,021	918
Occupancy expense	391	280	136	105
Equipment expense	298	259	102	99
Data processing	401	447	144	157
Visa debit card expense	160	106	56	37
Advertising	172	181	44	79
Legal and accounting fees	80	60	31	21
Printing, stationery and supplies	80	91	27	38
Other taxes	117	88	44	32
Other operating expenses	580	500	196	216
Loss on security impairment	700	—	700	—

Total other expense	5,994	4,605	2,501	1,702

Income before income taxes	592	1,222	(217)	475

Income tax expense/(benefit)	321	270	89	60

Net income	$271	$952	$(306)	$415

Basic net income per share	$0.17	$0.65	$(0.19)	$0.28
Diluted net income per share	$0.17	$0.63	$(0.19)	$0.27
Basic weighted average shares outstanding	1,577,824	1,467,959	1,598,617	1,468,175
Diluted weighted average shares outstanding	1,617,498	1,514,762	1,638,290	1,514,978

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30
	2008	2007
Operating activities
Net income	$271	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	448	240
Depreciation	329	153
Stock option expense	11	5
Loans originated for sale	(27,448)	(11,704)
Proceeds of loans sold	27,090	12,166
Amortization, net of accretion	705	18
(Increase) in interest receivable and other assets	(797)	(34)
(Decrease) in accrued interest, taxes, and other liabilities	(351)	(3)

Net cash provided by operating activities	258	1,378
Investing activities
(Increase) in loans made to customers	(12,949)	(13,953)
Purchases of premises and equipment	(202)	(1,692)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	429	(1,276)
Purchases of investment securities available-for-sale	(13,511)	(624)
Proceeds from sales, maturities and calls of securities available-for-sale	16,735	3,511
Purchases of investment securities held-to-maturity	(4,000)	—
Purchase of bank owned life insurance	—	(500)

Net cash (used in) investing activities	(13,498)	(14,534)
Financing activities
Net increase in deposits	14,026	15,808
Net (decrease) in repurchase agreements	(618)	(1,427)
Net increase/(decrease) in Federal Home Loan Bank Borrowings	763	(6,223)
Proceeds from long-term borrowings	—	4,124
Purchase of treasury stock	(31)	—
Proceeds of stock offering	1,735
Common stock options exercised	13	—

Net cash provided by financing activities	15,888	12,282

Increase/(Decrease) in cash and cash equivalents	2648	(874)

Cash and cash equivalents - beginning of period	4,926	6,417

Cash and cash equivalents - end of period	$7,574	$5,543

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$4,707	$4,284
Income taxes	$645	$306

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Subsequent Event

On October 3, 2008 the Federal government passed legislation to allow companies holding FNMA and FHLMC preferred stock to recognize the income tax benefit from the loss due to the impairment of those securities. Because the legislation was not passed until after the end of the quarter, for GAAP purposes the income tax benefit that related to the impairment of the FHLMC preferred stock is not reflected in the financial statements for the third quarter. If MVB had recognized the tax benefit that applied to the impairment of the FHLMC preferred stock, net income for the nine and three months ended September 30, 2008 would have been $481 and $(96) respectively. MVB believes these numbers better reflect the net income after impairment of the FHLMC preferred stock for those periods than what is reported on the income statement, due to the fact that the fourth quarter will show a tax benefit on a loss recognized in the prior quarter.

Note 2 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note 3. Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2008 and 2007, was $448 and $382, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at September 30, 2008, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

(Dollars in thousands)

	Sept. 30
	2008	2007
Allowance for loan losses
Balance, beginning of period	$1,733	$1,206

Loan charge-offs	(415)	(30)
Loan recoveries	8	10

Net charge-offs	(407)	(20)
Loan loss provision	448	382

Balance, end of period	$1,774	$1,568

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)

	Sept. 30
	2008	2007
Non-accrual loans:
Commercial	$278	$12
Real Estate	198	176
Consumer	—	1

Total non-accrual loans	476	189
Renegotiated loans	—	—

Total non-performing loans	476	189
Other real estate, net	657	—

Total non-performing assets	$1,133	$189

Accruing loans past due 90 days or more	$—	$441
Non-performing loans as a % of total loans	.59%	.11%
Allowance for loan losses as a % of non-performing loans	372.69%	829.63%

Note 4. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of September 30, 2008 and December 31, 2007, the Company had repurchase agreements of $19.2 million and $19.8 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at September 30, 2008 was approximately $39.1 million.

Borrowings from the FHLB were as follows:

	Sept. 30 2008	December 31 2007
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,105	1,158
Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	679	689
Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%.	1,426	1,452
Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%.	1,131	1,145
Fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%.	948	958
Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%.	1,072	1,085
Fixed interest rate note originating September 2007, due September 2008, payable September 2008, interest of 4.53% payable quarterly.	—	700
Floating interest rate note, originating March 2003, due December 2011, interest of 2.02% payable monthly.	11,901	10,296
Fixed interest rate note originating November 2007, due April 2008, interest of 4.80% payable quarterly.	—	2,700
Fixed interest rate note originating November 2007, due April 2008, interest of 4.60% payable quarterly.	—	1,300
Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%.	1,084	1,100
Fixed interest rate note originating March 2008, due March 2009, interest of 2.26% payable quarterly.	2,000	—
Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	—

	$24,346	$23,583

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2008	48
2009	2,199
2010	210
2011	12,122
2012	232
Thereafter	13,659

28,470

Note 5. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three and nine month periods ended September 30, 2008 and September 30, 2007.

The following table represents other comprehensive income before tax and net of tax:

(in thousands)

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2008	2007	2008	2007
Unrealized gain (losses) on securities available for sale	$264	$299	$161	$148
Pension liability adjustment	—	—	—	—
Tax effect	(106)	(120)	(64)	(59)

Net of tax effect	158	179	97	89
Net income as reported	(306)	415	271	952

Total comprehensive income	(148)	$594	$368	$1,041

Note 6 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2008 and 2007, stock options to purchase 152,007 and 174,312 shares at an average price of $14.78 and $14.63, respectively, were outstanding. For the nine and three months ended September 30, 2008 and 2007, the dilutive effect of stock options was 39,673 and 46,803 shares, respectively.

Note 7 – Recent Accounting Pronouncements

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		22,268		22,268

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

At September 30, 2008 and for the Nine and Three Months Ended September 30, 2008 and 2007:

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Net income to:
Average assets	.15%	.64%	(.51)%	.78%
Average stockholders’ equity	1.41	5.78	(4.73)	7.45
Net interest margin	3.51	3.69	3.57	3.89

Average stockholders’ equity to average assets	10.83	11.01	10.80	10.49
Total loans to total deposits (end of period)	113.18	109.93	113.18	109.93
Allowance for loan losses to total loans (end of period)	.91	.91	.91	.91
Efficiency ratio	85.21	74.17	102.88	73.39
Capital ratios:
Tier 1 capital ratio	14.14	14.50	14.14	14.50
Risk-based capital ratio	15.03	15.39	15.03	15.39
Leverage ratio	11.83	12.09	11.83	12.09
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$16.07	$15.43	$16.07	$15.43
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.17	.65	(.19)	.28
Diluted earnings per share	.17	.63	(.19)	.27

•	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

Without the impairment of the FHLMC preferred stock, MVB’s ROA and ROE for the nine months ended would have been .51% and 4.71%. For the three months ended these numbers would have been .56% and 5.23%. These numbers are more representative of the true performance of the company.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2008, MVB earned $(306) compared to $415 in the third quarter of 2007. The loss in the third quarter of 2008 was due to the impairment of $700 in FHLMC preferred stock owned by the bank. Without the impairment of the FHLMC preferred stock in the third quarter of 2008 and the tax refunds received in the third quarter of 2007, net income for the third quarter of 2008 would have been $338 versus $335 during 2007.

Loan loss provisions of $147 and $142 were made for the periods ended September 30, 2008 and 2007, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2008 and 2007 totaled $479 and $441, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $187 at September 30, 2008, an increase of $22 over the third quarter of 2007. Other items that were significant factors in the increase in non-interest income were as follows: income on loans held for sale increased by $36 and Visa debit card income increased by $13.

Non-interest expense for the quarters ended September 30, 2008 and 2007 totaled $2.5 million and $1.7 million, respectively. The most significant increases were the loss on impairment of the FHLMC preferred stock of $700 and salaries and benefits increased by $103. The increase in salaries related to MVB’s growth in Berkeley County which opened in August of 2007.

For the nine months ended September 30, 2008 MVB earned $271 compared to $952 for the same period in 2007. This $681 decrease in earnings is the result of the $700 loss on impairment of FHLMC preferred stock in 2008 and tax refunds of $80 in the third quarter of 2007. Comparing the two quarters without the 2008 FHLMC impairment and the 2007 tax credits, MVB would have earned $904 in 2008 versus $872 in 2007.

Loan loss provisions of $448 and $382 were made for the nine months ended September 30, 2008 and 2007, respectively. This increase of $66 relates to strengthening the loan loss reserves in the newer offices to gradually bring them to the same level as the Marion County portfolio.

Non-interest income for the nine months ended September 30, 2008 and 2007 totaled $1.4 million and $1.2 million, respectively. This increase of $188 relates primarily to the following: an increase of $57 in origination fees on mortgages sold, a $45 increase in service charges on deposit accounts, a $33 increase in Visa Debit card income and an increase of $25 in other operating income principally relating to title insurance income and rental income in the Berkeley office.

Non-interest expense for the nine months ended September 30, 2008 and 2007 totaled $6.0 million and $4.6 million, respectively. This $1.4 million increase was driven by the following: the $700 FHLMC preferred stock impairment, a $422 increase in salaries and benefits, a $111 increase in occupancy expense, an $80 increase in other operating expenses and a $54 increase in Visa Debit card expense. These increases with the exception of the FHLMC preferred stock impairment are all the result of the continued growth and expansion of the bank, especially in Berkeley County.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2008 and 2007 was 3.57% and 3.89% respectively. During late 2007 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 4%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 8.57% at September 30, 2007 to 6.27% at September 30, 2008. MVB countered the decreased loan yields by reducing rates on interest bearing liabilities from 4.04% to 3.00% at September 30, 2008.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended Sept. 30, 2008			Three Months Ended Sept. 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$220	$1	1.82%	$307	$4	5.21%
Investment securities	27,927	338	4.84	25,210	293	4.65
Loans:
Commercial	121,698	1,907	6.27	98,175	2,104	8.57
Tax exempt	8,401	98	4.67	6,217	74	4.76
Consumer	13,989	255	7.29	14,182	265	7.47
Real estate	46,601	788	6.76	48,858	840	6.88

Total loans	190,689	3,048	6.39	167,432	3,283	7.84

Total earning assets	218,836	3,387	6.19	192,949	3,580	7.42
Cash and due from banks	5,025			4,842
Other assets	15,623			14,642

Total assets	$239,484			$212,433

Liabilities
Deposits:
Non-interest bearing demand	$20,938	$—%		$20,606	$—%

NOW	16,035	18	0.45	13,659	26	0.76
Money market checking	30,678	115	1.50	29,981	221	2.95
Savings	7,142	4	0.22	6,127	9	0.59
IRAs	7,226	81	4.48	6,542	76	4.65
CDs	87,932	928	4.22	76,093	940	4.94
Repurchase agreements & FFS	19,760	72	1.46	18,775	185	3.94
FHLB borrowings	18,404	171	3.72	13,080	169	5.17
Long-term debt	4,124	46	4.46	4,124	76	7.37

Total interest-bearing liabilities	191,301	1,435	3.00	168,381	1,702	4.04

Other liabilities	1,378			1,153

Total liabilities	213,617			190,140

Stockholders’ equity
Common stock	1,599			1,468
Paid-in capital	20,095			17,722
Retained earnings	4,716			3,484
Accumulated other comprehensive income	(543)			(381)

Total stockholders’ equity	25,867			22,293

Total liabilities and stockholders’ equity	$239,484			$212,433

Net interest spread			3.19			3.38
Impact of non-interest bearing funds on margin			.38			.51

Net interest income-margin		$1,952	3.57%		$1,878	3.89%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$1,551	$25	2.15%	$2,580	$99	5.12%
CDs with banks	—	—	—	—	—	—
Investment securities	27,698	1,027	4.94	26,571	920	4.62
Loans:
Commercial	117,396	5,845	6.64	83,426	5,159	8.25
Tax exempt	7,757	275	4.73	6,371	224	4.69
Consumer	13,969	764	7.29	14,335	793	7.38
Real estate	46,937	2,384	6.77	48,252	2,398	6.63

Total loans	186,059	9,268	6.64	152,384	8,574	7.50

Total earning assets	215,308	10,320	6.39	181,535	9,593	7.05
Cash and due from banks	5,646			4,683
Other assets	15,100			13,325

Total assets	$236,054			$199,543

Liabilities
Deposits:
Non-interest bearing demand	$21,099	$—%		$19,662	$—%
NOW	15,980	64	0.53	13,461	76	0.75
Money market checking	30,645	432	1.88	28,852	622	2.87
Savings	6,744	17	0.34	5,962	26	0.58
IRAs	7,178	247	4.59	6,493	214	4.39
CDs	87,484	2,957	4.51	71,694	2,585	4.81
Repurchase agreements & FFS	18,638	253	1.81	17,799	523	3.92
FHLB borrowings	17,073	530	4.14	9,739	372	5.09
Long-term debt	4,124	157	5.08	2,810	149	7.07

Total interest-bearing liabilities	187,866	4,657	3.31	156,810	4,567	3.88

Other liabilities	1,527			1,097

Total liabilities	210,492			177,569

Stockholders’ equity
Common stock	1,578			1,468
Paid-in capital	19,740			17,720
Retained earnings	4,669			3,171
Accumulated other comprehensive income	(425)			(385)

Total stockholders’ equity	25,562			21,974

Total liabilities and stockholders’ equity	$236,054			$199,543

Net interest spread			3.09			3.16
Impact of non-interest bearing funds on margin			.42			.53

Net interest income-margin		$5,663	3.51%		$5,026	3.69%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $479 in the third quarter of 2008 compared to $441 in the third quarter of 2007.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Two areas in which MVB has made progress are Visa debit card income, which increased $13 from the third quarter of 2007 through increased card penetration to existing and new customers, and income on loans held for sale, which increased by $36 from the third quarter of 2007, a product of the bank’s presence in the Harrison County market, as well as increased focus on this area in the Marion County market.

Non-Interest Expense

For the third quarter of 2008, non-interest expense totaled $2.5 million compared to $1.7 million in the third quarter of 2007. MVB’s efficiency ratio was 102.88% for the third quarter of 2008 compared to 73.39% for the third quarter of 2007. Without the impact of the $700 FHLMC preferred stock impairment, the 2008 third quarter efficiency ratio would have been 74.08%. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income

Salaries and benefits totaled $1.0 million for the quarter ended September 30, 2008 compared to $918 for the quarter ended September 30, 2007. This increase in salaries and benefits reflects MVB’s additional staffing for the Berkeley County office, which opened in August 2007, and adjustments to existing personnel. MVB had 75 full-time equivalent personnel at September 30, 2008 compared to 71 full-time equivalent personnel as of September 30, 2007. This increase is mainly due to the addition of staff for the new office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2008 and 2007, occupancy expense totaled $136 and $105, respectively. This increase is a result of the addition of the Berkeley County office.

Equipment expense totaled $102 in the third quarter of 2008 compared to $99 for the third quarter of 2007. Included in equipment expense is depreciation of furniture, fixtures and equipment of $65 for the quarter ended September 30, 2008 and $62 for the quarter ended September 30, 2007

Data processing costs totaled $144 in the third quarter of 2008 compared to $157 in the third quarter of 2007. This decrease is due to a refund received from MVB’s internet banking services provider.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were (.51)% and (4.73)% for the third quarter of 2008 compared to .78% and 7.45% in the third quarter of 2007. 2008 third quarter ROA and ROE without the FHLMC preferred stock impairment would have been .56% and 5.23% respectively.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2008 compared to 2007. The most significant areas of change between the quarters ended September 30, 2008 and September 30, 2007 were as follows: net loans increased to an average balance of $190.7 million from $167.4 million, interest-bearing liabilities grew to an average balance of $191.3 million from $168.4 million, and stockholders’ equity increased to an average balance of $25.9 million from $22.3 million. These trends reflect the continued growth of MVB.

Total assets at September 30, 2008 were $245.9 million or an increase of $15.8 million since December 31, 2007. Asset growth has occurred primarily in the loan portfolio, with loans increasing by $6.2 million in Harrison County and $7.6 million in Berkeley and Jefferson Counties.

Deposits totaled $171.5 million at September 30, 2008 or an increase of $14.0 million since December 31, 2007. Repurchase agreements totaled $19.2 million and have decreased $618 since December 31, 2007.

Stockholders’ equity has increased approximately $2.0 million from December 31, 2007, due to earnings for the nine months ended September 30, 2008 of $271 and accumulated other comprehensive gain of $96 and proceeds from stock offering of $1.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $7.6 million as of September 30, 2008 compared to $4.9 million as of December 31, 2007.

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

Investment Securities

Investment securities totaled $28.1 million as of September 30, 2008 and $27.8 million as of December 31, 2007. Government sponsored agency securities comprise the majority of the portfolio.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	Sept. 30 2008	December 31 2007
Commercial and nonresidential real estate	$140,132	$128,535
Residential real estate	40,729	42,030
Consumer and other	13,217	10,972

Total loans	$194,078	$181,537

Loan Concentration

At September 30, 2008, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $171.5 million at September 30, 2008.

Non interest bearing deposits remain a core funding source for MVB. At September 30, 2008, non-interest bearing deposits totaled $22.1 million compared to $19.1 million at December 31, 2007. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $149.4 million at September 30, 2008 compared to $138.3 million at December 31, 2007. Average interest-bearing liabilities totaled $191.3 million during the third quarter of 2008 compared to $168.4 million for the third quarter of 2007. Average non-interest bearing demand deposits totaled $20.9 million for the third quarter of 2008 compared to $20.6 million for the third quarter of 2007. Management will continue to emphasize deposit gathering in 2008 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At September 30, 2008, repurchase agreements totaled $19.2 million compared to $19.8 million at December 31, 2007. In addition to the aforementioned funds alternatives, MVB has access to more than $39.1 million through additional advances from the Federal Home Loan Bank of Pittsburgh, a $3.0 million line of credit with Silverton Bank, N.A., the ability to readily sell jumbo certificates of deposits to other banks, access to the Federal Reserve discount window, access to CDARS and the ability to issue brokered deposits.

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

At September 30, 2008, accumulated other comprehensive (loss) totaled $(467) compared to $(309) at December 31, 2007. This change relates to the FHLMC preferred stock impairment.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2007 Form 10-KSB. At September 30, 2008, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2008 and December 31, 2007 was $32.7 million and $43.1 million, respectively.

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

Future Outlook

The bank’s results of operations in the third quarter of 2008 are not representative of how the bank has truly performed during a time that has been very challenging for many financial institutions. MVB recognized a loss of $306 for the third quarter due to the impairment of $700 in FHLMC preferred stock held by the bank. Without this impairment, MVB’s earnings would have been $338 versus $335 in the third quarter of 2007. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

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

The following exhibit was filed with Form 10-QSB, filed August 11, 2008.

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

November 13, 2008	MVB Financial Corp.

	By:	/s/ James R. Martin
James R. Martin
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer