Form 10-K
period 2008-12-31
MVB FINANCIAL CORP
filed 2009-03-26
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              To

Commission file Number 34603-9

MVB Financial Corp.

(Exact name of registrant as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Virginia Avenue, Fairmont, WV	26554
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (304) 363-4800

(Former name, former address and former fiscal year, if changed since last report) [None]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $1.00 Par	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 Par

(Title of Class)

Preferred Stock $1,000.00 Par

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through March 18, 2009, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $20,166,960. For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 19, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 24, 2008, the Registrant had 1,560,771 shares of common stock outstanding with a par value of $1.

PART I

ITEM 1. BUSINESS

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

MVB operates five offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 2500 Fairmont Avenue inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in Bridgeport, Harrison County, 88 Somerset Boulevard in Charles Town, Jefferson County and 651 Foxcroft Avenue in Martinsburg, Berkeley County. At December 31, 2008, MVB had total assets of $258.7 million, total loans of $203.2 million, total deposits of $173.1 million and total stockholders’ equity of $25.8 million.

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

At December 31, 2007, MVB had 72 full-time and 7 part-time employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

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

Market Area

MVB’s primary market areas are the Marion, Harrison, Jefferson and Berkeley Counties of West Virginia, which includes a total of 97 banking facilities. Its extended market is in the adjacent counties.

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

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2008. As of December 2008, the overall state rate was 4.4% compared to 3.1% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 3.1%, while the West Virginia rate declined from 7.5% to 4.4%. At December 31, 2008, Harrison, Jefferson and Berkeley counties showed unemployment rates of 3.8%, 4.4% and 5.7%, respectively. Jefferson County’s unemployment rate is the same as the state average, Marion and Harrison County’s rates are better than the state average, and Berkeley County’s rate is worse than the state average. The future direction of unemployment will probably be driven by what occurs economically on a national level.

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

Commercial Loans

At December 31, 2008, MVB had outstanding approximately $137.9 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 67.8% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2008, MVB had outstanding consumer loans in an aggregate amount of approximately $13.1 million or approximately 6.4% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2008, MVB had approximately $52.3 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 25.8% of total loans outstanding.

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

ITEM 1A. RISK FACTORS

No response required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2. PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No response required.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

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

Quarterly Market and Dividend Information:

	2008		2007
	Estimated Market Value Per Share	Dividend	Estimated Market Value Per Share	Dividend
Fourth Quarter	$20.00	$0.10	$20.00	$0.00
Third Quarter	20.00	0.00	20.00	0.00
Second Quarter	20.00	0.00	20.00	0.00
First Quarter	20.00	0.00	16.00	0.00

MVB had 988 stockholders of record at December 31, 2008. MVB began paying an annual dividend of $.10 per share beginning in December 2008. No dividends were paid prior to 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	147,507	$15.00	118,190
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	147,507	$15.00	118,190

During the fourth quarter of 2008, 5,000 stock options under MVB’s equity compensation plan were exercised at an average price of $11.35 per share and repurchased by MVB at $20.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

No response required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In Management’s Discussion and Analysis we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in MVB’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged S.R. Snodgrass, A.C. to audit the consolidated financial statements and their independent audit report is included herein.

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

See Note 2 to the consolidated financial statements for MVB’s policy regarding the other than temporary impairment of investment securities.

Recent Accounting Pronouncements and Developments

Fair Value Measurements

In September 2006, the FASB issued FAS No.157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard on January 1, 2008 had no material impact on the Company’s results of operations or financial position.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The adoption of this standard did not have a material impact upon the Company’s results of operations or financial position.

In February 2007, the FASB issued FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides. This FSP provides conforming amendments to the illustrations in FAS Statements No. 87. 88, and 106 and to related staff implementation guides as a result of the issuance of FAS Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method. The adoption of this FSP is not expected to have a material effect on the Company’s results of operation or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should no separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operation or financial position.

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

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amend FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2008. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Summary Financial Results

MVB earned $828,000 in 2008 compared to $1.3 million in 2007. The earnings equated to a 2008 return on average assets of .35% and a return on average equity of 3.22%, compared to prior year results of .62% and 5.76%, respectively. Basic earnings per share was $.52 in 2008 compared to $.85 in 2007. Diluted earnings per share was $.51 in 2008 compared to $.85 in 2007. The most significant factor in the decrease in 2008 profitability was the loss on impairment of FHLMC preferred stock of 700,000. Salaries expense increased by $537,000, mostly relating to staffing of the additional office for an entire year, as well as increases for existing staff and the addition of mortgage lending staff. Other areas of increase were as follows: FDIC insurance increased $31,000, loan related expenses increased $25,000, travel and entertainment expense increased $24,000, franchise tax increased 22,000 and directors’ fees increased 22,000. Interest income increased by $413,000 to $13.7 million and interest expense decreased by $428,000 to $5.9 million, resulting in an increase in net interest income of $841,000. Other income increased by $165,000, $34,000 of which related to income on loans held for sale and $34,000 in additional service charges on deposit accounts and 37,000 in Visa debit card income. In addition other income increased by 47,000, the largest item of which was title insurance income.

While operating in a challenging interest rate environment, the Bank achieved a 6.33% yield on earning assets in 2008 compared to 7.15% in 2007. Despite extensive competition, total loans increased to $203.2 million at December 31, 2008, from $181.5 million at December 31, 2007. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Deposits increased to $173.1 million at December 31, 2008, from $157.4 million at December 31, 2007, due to MVB’s growth in the Harrison County market and the addition of $7.0 million in brokered certificates of deposits used to fund the purchase of certificates of deposits in other banks. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 3.13% in 2008 compared to 3.94% in 2007. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.58% in 2008 compared to 3.71% in 2007.

The Bank maintained a high-quality, short-term investment portfolio during 2008 to provide liquidity in the balance sheet, to fund loan growth, for repurchase agreements and to provide security for state and municipal deposits.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 3.58% in 2008 compared to 3.71% in 2007. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2008, the Federal Reserve decreased interest rates eight times for a total decrease of 4.25% which had a thirteen basis point net impact on MVB’s interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2008, net interest income increased by $841,000 or 12.2% to $7.7 million in 2008 from $6.9 million in 2007. This increase is largely due to the growth in average earning assets, primarily $30.1 million in loans. Average total earning assets were $216.3 million in 2008 compared to $185.7 million in 2007. Average total loans grew to $189.1 million in 2008 from $158.5 million in 2007. Primarily as a result of this growth, total interest income increased by $413,000, or 3.1%, to $13.7 million in 2008 from $13.3 million in 2007. Average interest-bearing liabilities, mainly deposits, likewise increased in 2008 by $28.0 million. Average interest-bearing deposits grew to $148.2 million in 2008 from $129.1 million in 2007. Total interest expense decreased by $428,000 or 6.7%, to $5.9 million in 2008 from $6.4 million in 2007. This decrease in interest expense was the result of an 81 basis point decrease in interest cost from 2007 to 2008.

MVB’s yield on earning assets changed during 2008 as follows: The loan portfolio yield decreased by 104 basis points, due mainly to the volume of adjustable rate commercial loans repricing as interest rates decreased throughout 2008, while MVB’s investment portfolio yield increased by 31 basis points and funding yields decreased by 81 basis points.

The cost of interest-bearing liabilities decreased to 3.13% in 2008 from 3.94% in 2007. This decrease is primarily the result of the changing rate environment which impacted the cost of funds as follows: Repurchase agreement costs decreased 239 basis points, FHLB borrowing costs decreased 129 basis points and MMDA costs decreased 118 basis points.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Interest-bearing deposits in banks	$1,177	$26	2.21%	$1,981	$102	5.15%
CDs with other banks	235	8	3.40	—	—	—
Investment securities	27,568	1,365	4.95	26,658	1,237	4.64
Loans
Commercial	119,700	7,712	6.44	89,597	7,337	8.19
Tax exempt	8,272	386	4.67	6,374	304	4.77
Real estate	47,156	3,170	6.72	48,406	3,234	6.68
Consumer	13,942	1,020	7.32	14,118	1,060	7.51
Allowance for loan losses	(1,778)			(1,430)

Net loans	187,292	12,288	6.56	157,065	11,935	7.60

Total earning assets	216,272	13,687	6.33	185,704	13,274	7.15
Cash and due from banks	5,514			4,589
Other assets	16,999			15,251

Total assets	$238,785			$205,544

Liabilities
Deposits:
Non-interest bearing demand	$21,778	$—		$20,211	$—
NOW	16,141	76	0.47	13,583	104	0.77
Money market checking	29,948	508	1.70	28,896	831	2.88
Savings	6,804	21	0.31	5,952	35	0.59
IRAs	7,185	327	4.55	6,559	293	4.47
CDs	88,090	3,833	4.35	74,104	3,595	4.85
Repurchase agreements and federal funds
Sold	19,420	303	1.56	18,360	726	3.95
Federal Home Loan Bank borrowings	18,173	678	3.73	11,309	568	5.02
Long-term debt	4,124	203	4.92	3,141	225	7.16

Total interest-bearing liabilities	189,885	5,949	3.13	161,904	6,377	3.94

Other liabilities	1,427			1,170

Total liabilities	213,090			183,285

Stockholders’ equity
Common stock	1,584			1,431
Paid-in capital	19,842			17,701
Treasury stock	(219)			(36)
Retained earnings	4,865			3,515
Accumulated other comprehensive income	(377)			(352)

Total stockholders’ equity	25,695			22,259

Total liabilities and stockholders’ equity	$238,785			$205,544

Net interest spread			3.20			3.21
Impact of non-interest bearing funds on margin			0.38			0.50

Net interest income-margin		$7,738	3.58%		$6,897	3.71%

Provision for Loan Losses

MVB’s provision for loan losses for 2008 and 2007 were approximately $595,000 and $584,000, respectively. This increase principally relates to the increase in loans outstanding.

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

Non-Interest Income

Fees related to deposit accounts and cash management accounts and income on loans held for sale represent the significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2008 was $1.8 million versus $1.6 million in 2007.

The most significant increase in non-interest income from 2008 to 2007 was $47,000 in other income. This increase is primarily the result of title insurance income. Other areas of significant increase in non-interest income were income on loans held for sale, which increased by $34,000 to $411,000, service charges on deposit accounts which increased by $34,000 to $681,000 and visa debit card income which increased by $37,000 to $249,000.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $7.8 million in 2008 versus $6.2 in 2007. Approximately 51% and 56% of non-interest expense for 2008 and 2007, respectively, related to personnel costs. Personnel are the lifeblood of every service organization, which is why personnel cost, is such a significant part of the expenditure mix. The increase in personnel cost from $3.5 million to $4.0 million represents staffing for the Berkeley office for an entire year as well as salary adjustments for existing staff, and additional staff in the mortgage loan area.

On September 7, 2008 the Federal Housing Finance Agency (FHFA) placed Freddie Mac in conservatorship. Dividends to preferred shareholders like MVB were suspended, which necessitated the mark to market of the stock, which in MVB’s case resulted in a pretax loss of $700,000.

Data processing comprised approximately 7.0% and 9.5% of total non-interest expense during 2008 and 2007, respectively. This decrease in data processing expense is mainly the result of a refund received from MVB’s internet banking provider of $32,000 and increased efficiencies from the use of branch capture technology.

In 2008 other expense increased by 23.0% to $812,000. This was largely the result of increased FDIC insurance costs of $31,000, along with increased loan related expenses of $25,000, travel and entertainment costs of $24,000, franchise tax of $22,000 and directors’ fees of $22,000.

2007 compared to 2006

Net interest income increased by $1.2 million when comparing 2007 with 2006 results. This increase is largely due to growth in average earning assets, primarily loans, of $33.3 million in 2007. Average interest-bearing liabilities, mainly deposits, increased by $30.5 million in 2007. This increase was due to an increase in average interest-bearing deposits of $25.9 million.

Non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $1.6 million in 2007 compared to $1.2 million in 2006. This increase was due primarily to increased focus on secondary market loans, along with continued increases in service charges on deposit accounts, Visa debit card income, title insurance income, investment commissions and Visa credit card income.

Non-interest expense reached $6.2 million in 2007 compared to $5.1 million in 2006. This increase is representative of the expansion into Berkeley County and increased FDIC insurance costs.

Income Taxes

MVB incurred income tax expense of $263,000 in 2008 and $414,000 in 2007.

The effective tax rate was 24% in 2008 and 24% 2007. This decrease was due to lower pretax income in 2008, mostly relating to the $700,000 loss on impairment of FHLMC stock.

Return on Assets

MVB’s return on average assets was .35% in 2008, .62% in 2007 and .58% in 2006. The decreased return in 2008 is a direct result of the FHLMC stock impairment and the decrease in net interest margin.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 3.22% in 2008, compared to 5.76% in 2007 and 4.86% in 2006. The decreased return in 2008 is a direct result of the FHLMC stock impairment and the decrease in net interest margin.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2007 to 2008. Loans increased by $21.7 million to $203.2 million at December 31, 2008. Loans held for sale decreased by $898,000 and other assets increased by $1.2 million, $763,000 of which was other real estate owned and $300,000 of which was FHLB stock. Deposits increased by $15.6 million, $9.0 million relating to Harrison County and $6.6 million relating to brokered deposits used to purchase certificates of deposit with other banks. FHLB and Federal Reserve discount window borrowings increased by $8.4 million, much of which was used to fund loan growth. Finally, stockholders’ equity increased by $2.3 million, $1.7 million of which represents the completion of a $4.0 million public offering began in 2007 and $828,000 in 2008 earnings.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $4.7 million at December 31, 2008, compared to $4.9 million at December 31, 2007, a decrease of $216,000.

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

Investment Securities

Investment securities totaled $26.6 million at December 31, 2008, compared to $27.8 million at December 31, 2007.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2008, the amortized cost of MVB’s investment securities totaled $26.3 million, resulting in unrealized depreciation in the investment portfolio of $321,000.

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

Loans

MVB’s lending is primarily focused in Marion, Harrison, Berkeley and Jefferson County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $203.2 million as of December 31, 2008, compared to $181.5 million at December 31, 2007.

During 2008, MVB experienced loan growth of $21.7 million, $9.0 million in Harrison County, $8.3 million in Jefferson and Berkeley counties combined and $4.4 million in Marion County. The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area. Residential real estate loans grew $10.2 million and commercial and non-residential real estate loans grew approximately $9.3 million.

At December 31, 2008, commercial loans represented the largest portion of the portfolio approximating 68.0% of the total loan portfolio. Commercial loans totaled $137.9 million at December 31, 2008, compared to $128.5 million at December 31, 2007. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 26.0% of MVB’s total loan portfolio. Residential real estate loans totaled $52.3 million at December 31, 2008, compared to $42.0 million at December 31, 2007. Included in residential real estate loans are home equity credit lines totaling $13.5 million at December 31, 2008, compared to $12.4 million at December 31, 2007. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison and Jefferson County markets. Residential real estate portfolio loans were down due to MVB’s increased focus on secondary market lending, to better serve customers by offering attractive long-term rates.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2008, consumer loan balances totaled $13.1 million compared to $11.0 million at December 31, 2007. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve MVB’s market areas.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2008:

(Dollars in Thousands)

	One Year or Less	Thru Five Years	Due After Five Years	Total
Commercial and nonresidential real estate	$51,019	$41,698	$45,155	$137,872

Residential real estate	5,804	17,266	29,233	52,303

Consumer and other	3,138	6,314	3,614	13,066

Total	$59,961	$65,278	$78,002	$203,241

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2008	2007
Year-end balances:
Commercial, financial and agricultural	137,872	128,535
Real estate	52,303	42,030
Consumer	13,066	10,972

Total	203,241	181,537

Loan Concentration

At December 31, 2008, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2008 and 2007 MVB had impaired loans totaling $1.3 million and $470,000 respectively. Included in these totals were non-accrual loans totaling $1.1 million and $469,000 respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $2.7 million and $2.2 million, respectively at December 31, 2008 and 2007.

	December 31
	2008	2007
Loans past due more than 30 days to gross loans	1.34%	1.18%
Loans past due more than 90 days to gross loans	.54%	.18%

MVB incurred net charge-offs of $468,000 in 2008 and $57,000 in 2007. MVB’s provision for loan losses was $595,000 in 2008 and $584,000 in 2007. Net charge-offs represented .25% and .04% in 2008 and 2007, respectively, compared to average outstanding loans for the indicated period.

	2008	2007
Balance, January 1	$1,733	$1,206

Provision	595	584

Charge-offs	483	68
Recoveries	(15)	(11)

Net charge-offs	468	57

Balance, December 31	$1,860	$1,733

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2008	2007
Allocation of allowance for loan losses at December 31:
Commercial	$1,268	$1,167
Real estate	258	303
Consumer	334	263

Total	$1,860	$1,733

Percent of loans to total loans at December 31:
Commercial	68%	71%
Real estate	26	23
Consumer	6	6

Total	100%	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, the loan is returned to accrual status.

Non-performing assets and past due loans:

(Dollars in Thousands)	2008	2007
Non-accrual loans
Commercial	$1,063	$—
Real estate	18	364
Consumer	15	105

Total non-accrual loans	1,096	469
Renegotiated loans	—	—

Total non-performing loans	1,293	470
Other real estate, net	—	—

Total non-performing assets	$1,293	$470

Accruing loans past due 90 days or more	—	—

Non-performing loans as a % of total loans	.64%	.26%
Allowance for loan losses as a % of non-performing loans	144%	369%

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $173.1 million, or 76.3% of MVB’s funding sources at December 31, 2008. This same information at December 31, 2007 reflected $157.4 million in deposits representing 78.4% of such funding sources. Cash management accounts, which are available to large corporate customers, represented 9.6% and 9.9% of MVB’s funding sources at December 31, 2008 and 2007, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2008, non-interest-bearing balances totaled $22.5 million compared to $19.1 million at December 31, 2007 or 13.0% and 12.1% of total deposits respectively.

Interest-bearing deposits totaled $150.6 million at December 31, 2008, compared to $138.3 million at December 31, 2007. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $189.9 million during 2008 compared to $161.9 million during 2007. Average non-interest bearing liabilities totaled $23.2 million during 2008 compared to $21.4 million during 2007. Management will continue to emphasize deposit gathering in 2009 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or more:

(Dollars in Thousands)	2008
Under 3 months Over 3-6 months	$10,938 6,034
Over 6 to 12 months	7,218
Over 12 months	12,535

Total	$36,725

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank borrowings and repurchase agreements:

(Dollars in Thousands)	2008	2007
Ending balance	$53,846	$43,400
Average balance	37,592	29,669
Highest month-end balance	53,846	44,064
Interest expense	981	1,294
Weighted average interest rate:
End of Year	1.59%	4.09%
During the Year	2.61%	4.36%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $21.9 million at December 31, 2008, compared to $19.8 million in 2007. Federal Home Loan Bank borrowings totaled $31.0 million at December 31, 2008, compared to $23.6 million at year-end 2007.

Capital/Stockholders’ Equity

During the year ended December 31, 2008, stockholders’ equity increased approximately $2.3 million to $25.8 million. This increase consists of $1.7 million raised through the completion of a public stock offering begun in 2007 and MVB’s net income for the year of $828,000. MVB paid no dividends during 2007 and paid dividends of $159,000 in 2008.

At December 31, 2008, accumulated other comprehensive income (loss) totaled ($315,000), a decrease in the loss of $90,000 from December 31, 2007. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to apply FASB statement No. 158, net of income taxes, at December 31, 2008. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2008 and 2007 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2008, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 14.3% at December 31, 2008, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 13.4% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2008, was 11.5% and was also above the well-capitalized standard of 5%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2008.

The following table is provided to show the earnings at risk of MVB as of December 31, 2008.

(Dollars in Thousands)

	Estimated Increase
	(Decrease) in Net Interest Income
	December 31, 2007
Immediate Interest Rate Change (one year time frame) (in Basis Points)	Amount	Percent
+200	$10,210	5.3%
+100	9,974	2.8%
Base rate	9,700
-100	9,381	-3.3%
-200	$9,094	-6.3%

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

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2008, cash provided by financing activities totaled $27.6 million, while outflows from investing activity totaled $27.9 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and a line of credit with Silverton Bank, N.A. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2008, is included in Note 7 to the financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $557,000 in 2008, including a $210,000 tax benefit from the write down of FHLMC preferred stock recognized during the third quarter, compared to $328,000 in the fourth quarter of 2007. Without this tax benefit fourth quarter 2008 earnings would have been $347,000. This equated to basic earnings per share, on a quarterly basis, of $.22 in 2008 and $.22 in 2007. Diluted earnings per share for the fourth quarter of 2008 and 2007 was $.22 and $.21, respectively. Net interest income increased during the fourth quarter and was $2.10 million in the fourth quarter of 2008 compared to $1.87 million in 2007. Non-interest income was $417,000 in the fourth quarter of 2008 compared to $455,000 in 2007. Non-interest expense increased to $1.85 million for the fourth quarter of 2008 from $1.65 million in 2007.

Future Outlook

The Bank’s net income in 2008 would have been at the same level as 2007 without the FHLMC preferred stock impairment. MVB believes it is well positioned in some of the finest markets in the state of West Virginia. We believe with continued customer acceptance in our markets and our commitment to customer service, we will continue to capture market share with our emphasis on the highest quality products and technology.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MVB Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except number of shares)

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and due from banks	$4,710	$4,926
Interest bearing balances with banks	40	490
Certificates of deposit with other banks	7,000	—
Investment Securities:
Securities held-to-maturity, at cost	8,796	1,814
Securities available-for-sale, at approximate market value	17,795	26,029

Loans:	203,241	181,537
Less: Allowance for loan losses	(1,860)	(1,733)

Net Loans	201,381	179,804

Loans held for sale	1,115	217
Bank premises, furniture and equipment	8,060	8,244
Accrued interest receivable and other assets	9,809	8,574

TOTAL ASSETS	$258,706	$230,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$22,495	$19,129
Interest bearing	150,570	138,319

Total Deposits	173,065	157,448
Accrued interest, taxes, and other liabilities	1,835	1,601
Repurchase agreements	21,904	19,817
Federal Home Loan Bank borrowings and discount window borrowings	31,942	23,583
Long-term debt	4,124	4,124

Total Liabilities	232,870	206,573

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 5,000 shares authorized, none issued
Common stock, par value $1; 4,000,000 shares authorized; 1,603,622 and 1,508,081 shares issued respectively	1,604	1,508
Additional paid-in capital	20,175	18,450
Treasury Stock, 15,469 and 8,919 shares, respectively	(299)	(168)
Retained earnings	4,671	4,140
Accumulated other comprehensive loss	(315)	(405)

Total Stockholders’ Equity	25,836	23,525

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$258,706	$230,098

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands except Share and Per Share Data)

Years ended December 31, 2008 and 2007

	2008	2007
INTEREST INCOME
Interest and fees on loans	$11,902	$11,631
Interest on deposits with other banks	34	102
Interest on investment securities—taxable	1,334	1,207
Interest on tax exempt loans and securities	417	334

Total interest income	13,687	13,274

INTEREST EXPENSE
Interest on deposits	4,765	4,859
Interest on repurchase agreements	303	725
Interest on Federal Home Loan Bank borrowings	678	568
Interest on long-term debt	203	225

Total interest expense	5,949	6,377

NET INTEREST INCOME	7,738	6,897
Provision for loan losses	595	584

Net interest income after provision for loan losses	7,143	6,313

OTHER INCOME
Service charges on deposit accounts	681	647
Income on bank owned life insurance	180	167
Visa debit card income	249	212
Income on loans held for sale	411	377
Other operating income	267	220

	1,788	1,623

OTHER EXPENSES

Salaries and employee benefits	4,022	3,485
Occupancy expense	528	406
Equipment depreciation and maintenance	399	351
Data processing	547	593
Visa debit card expense	212	152
Advertising	235	266
Legal and accounting fees	113	85
Printing, stationery and supplies	110	115
Other taxes	162	127
Other operating expenses	812	660
Loss on impairment of FHLMC preferred stock	700	—

	7,840	6,240

Income before income taxes	1,091	1,696

Income tax expense	263	414

Net Income	$828	$1,282

Basic net income per share	$0.52	$0.87
Diluted net income per share	$0.51	$0.85
Basic weighted average shares outstanding	1,584,295	1,470,167
Diluted weighted average shares outstanding	1,621,172	1,509,404

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES
Net Income	$828	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	595	584
Deferred income tax (benefit)	(24)	(117)
Depreciation	441	364
Stock based compensation	15	13
Loans originated for sale	(34,570)	(27,887)
Proceeds of loans sold	33,672	28,963
Amortization, net of accretion	16	23
Loss on impairment of FHLMC preferred stock	700	—
(Increase) in interest receivable and other assets	(1,845)	(1,205)
Increase in accrued interest, taxes, and other liabilities	234	564

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	62	2,584

INVESTING ACTIVITIES
(Increase) in loans made to customers	(22,172)	(38,995)
Purchases of premises and equipment	(257)	(2,115)
Purchases of investment securities available-for-sale	(14,229)	(6,625)
Purchases of investment securities held-to-maturity	(7,000)	(1,000)
Decrease/(increase) in deposits with Federal Home Loan Bank, net	450	(437)
Purchases of certificates of deposit with other banks	(7,000)	—
Proceeds from maturity of certificates of deposit with other banks	—	—
Proceeds from sales, maturities and calls of securities available-for-sale	22,351	7,110
Proceeds from maturities and calls of securities held-to-maturity	—	1,500
Purchase of bank owned life insurance	—	(500)

NET CASH (USED IN) INVESTING ACTIVITIES	(27,857)	(41,062)

FINANCING ACTIVITIES
Net increase in deposits	15,617	22,855
Net increase/(decrease) in repurchase agreements	2,087	(392)
Proceeds from Federal Home Loan Bank borrowings	176,550	100,455
Principal payments on Federal Home Loan Bank borrowings	(168,191)	(90,662)
Proceeds from long-term borrowings	—	4,124
Purchase of treasury stock	(131)	(150)
Net proceeds of stock offering	1,735	586
Cash dividend	(159)	—
Common stock options exercised	71	171

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,579	36,987

(Decrease) in cash and cash equivalents	(216)	(1,491)

Cash and cash equivalents at beginning of period	4,926	6,417

Cash and cash equivalents at end of period	$4,710	$4,926

Supplemental disclosure of cash flow information

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$5,790	$6,034
Income taxes	$644	$500

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2008 and 2007

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2006	$1,468	$17,720	$2,858	$(373)	$(18)	$21,655
Comprehensive income:

Net Income			1,282			1,282

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $45				67		67

Total Comprehensive Income						1,349
Minimum pension liability adjustment net of tax effect				(99)		(99)

Stock offering	29	557				586

Stock based compensation		13				13

Treasury stock, acquired at cost						(150)
Common stock options exercised	11	160				171

Balance, December 31, 2007	$1,508	$18,450	$4,140	$(405)	$(168)	$23,525
Comprehensive income:
Cumulative effect of change in accounting for split-dollar life insurance arrangements			(138)			(138)

Net Income			828			828

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $235				352		352

Total Comprehensive Income						1,180
Minimum pension liability adjustment - net of tax effect				(262)		(262)

Stock offering	89	1,646				1,735
Cash dividends paid ($0.10 per share)			(159)			(159)
Stock based compensation		15				15
Treasury stock, acquired at cost					(131)	(131)
Common stock options exercised	7	64				71

Balance, December 31, 2008	$1,604	$20,175	$4,671	$(315)	$(299)	$25,836

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

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Loans are considered delinquent when scheduled principal or interest payments are 31 days past due. Interest income on loans is recognized on an accrual basis. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio. The Company consistently applies a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses, and is based upon periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $956 and $975 at December 31, 2008 and 2007, respectively.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $1,479 and $1,181 at December 31, 2008 and 2007, respectively, and is included in other assets in the accompanying balance sheet. The Company also held $187 in Silverton Bank, N.A. stock at December 31, 2008 and 2007.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The differences relate principally to accretion of discounts on investment securities, provision for loan losses, minimum pension liability, and differences between book and tax methods of depreciation.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” (SFAS No. 123R) which was issued by the Financial Accounting Standards Board (FASB) in December 2004. SFAS No. 123R revises SFAS 123 “Accounting for Stock Based Compensation,” and supersedes APB No. 25, Accounting for Stock Issued to Employees,” (APB No. 25) and its related interpretations. Under SFAS No. 123R, the Company is required to record compensation expense for all awards granted after the date of adoption and for any unvested options previously granted.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense. At December 31, 2008 and 2007, the Company held other real estate of $818 and $55.

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

Endorsement Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $138 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 financial statement presentation.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2008, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value

Municipal securities	807	7	(1)	813
U. S. Agency securities	7,989	131	—	8,120

	$8,796	$138	$(1)	$8,933

Amortized cost and approximate market values of investment securities held-to-maturity at December 31, 2007, including gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value

Municipal securities	816	5	(2)	819
U. S. Agency securities	998	—	—	998

	$1,814	$5	$(2)	$1,817

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2008 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value

U. S. Agency securities	$15,025	$327	$—	$15,352
Mortgage-backed securities	2,325	5	(11)	2,319
Other securities	124	—	—	124

	$17,474	$332	$(11)	$17,795

Amortized cost and approximate market values of investment securities available-for-sale at December 31, 2007 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value

U. S. Agency securities	$21,793	$93	$(32)	$21,854
Mortgage-backed securities	3,678	—	(56)	3,622
Corporate securities	700	—	(271)	429
Other securities	124	—	—	124

	$26,295	$93	$(359)	$26,029

The following tables summarize amortized cost and approximate market values of securities by maturity:

	December 31, 2008
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Market Value	Amortized Cost	Approximate Market Value

Within one year	$—	$—	$103	$103
After one year, but within five	278	284	4,991	5,139
After five years, but within ten	5,416	5,481	7,556	7,608
After ten Years	3,102	3,168	4,824	4,945

Total	$8,796	$8,933	$17,474	$17,795

Investment securities with a carrying value of $21,904 and $20,512 at December 31, 2008 and 2007, respectively, were pledged to secure public funds and repurchase agreements.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2008, the details of which are included in the following table. Although these securities, if sold at December 31, 2008 would result in a pretax loss of $12, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.

As of December 31, 2008, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At December 31, 2008, total temporary impairment totaled $12.

Description and number of positions	Less than 12 months		12 months or more
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies (0)	$—	$—	$—	$—
Mortgage-backed securities (11)	1,343	(5)	133	(6)
Municipal securities (1)	—	—	226	(1)

	$1,343	$(5)	$359	$(7)

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)

	2008	2007
Commercial and non-residential real estate	$137,872	$128,535
Residential real estate	52,303	42,030
Consumer and other	13,066	10,972

	$203,241	$181,537

Changes in the allowance for loan losses were as follows for the years ended December 31:

(Dollars in thousands)

	2008	2007
Balance at beginning of period	$1,733	$1,206
Losses charged to allowance	(483)	(68)
Recoveries credited to allowance	14	11
Provision for loan losses	596	584

Balance at end of period	$1,860	$1,733

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

Impaired loan information for the years ended December 31:

	2008	2007
Impaired loans with an allocated allowance	$876	$—
Impaired loans without an allocated allowance	417	470
Total impaired loans	$1,293	$470

Allocated allowance on impaired loans	162	—
Average impaired loans	725	590
Income recognized on impaired loans	$44	$38

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)

	2008	2007
Bank Premises	$7,509	$7,368
Equipment, furniture and fixtures	2,506	2,391

	10,015	9,759
Allowance for depreciation	(1,955)	(1,515)

	$8,060	$8,244

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)

	2008	2007
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$17,317	$13,640
Non-interest bearing	20,304	18,557
Time and savings deposits of individuals, partnerships and corporations	132,924	120,683
Deposits of states and political subdivisions	898	3,996
Official checks	1,622	572

Total Domestic Deposits	$173,065	$157,448

Time deposits of over $100 included above	$36,725	$34,580

Maturities of certificates of deposit at December 31, 2008 were as follows:

2009	$53,824
2010	14,053
2011	3,538
2012	4,662
2013	6,144

Total	$82,221

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2008 and 2007, the company held repurchase agreements of $21,904 and $19,817. Information related to repurchase agreements is summarized below:

(Dollars in thousands)	2008	2007
Balance at end of year	$21,904	$19,817
Average balance during the year	19,420	18,360
Maximum month-end balance	23,783	20,481
Weighted-average rate during the year	1.56%	3.95%
Rate at December 31	0.69%	3.41%

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2008 was approximately $22,806. At December 31, 2008 and 2007 the Bank had borrowed $30,942 and $23,583.

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)

	2008	2007
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	1,087	1,158

Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	676	689

Floating interest rate note, originating March 2003, due December 2011, interest payable monthly, including interest of 0.59%	18,545	10,296
Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%	1,417	1,452

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%	1,127	1,145

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%	1,068	1,085

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	944	958

Fixed interest rate note, originating September 2007, due September 2008, interest of 4.53% payable quarterly	—	700

Fixed interest rate note, originating November 2007, due April 2008, interest of 4.80% payable quarterly	—	2,700

Fixed interest rate note, originating November 2007, due April 2008, interest of 4.60% payable quarterly	—	1,300

Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%	1,078	1,100

Fixed interest rate note, originating March 2008. due March 2013, interest of 2.37% payable quarterly	2,000	—

Fixed interest rate note, originating March 2008. due March 2009, interest of 2.26% payable quarterly	2,000	—

	$30,942	$23,583

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of December 31, 2008 and 2007 and interest expense of $203 and $225 for the years ended December 31, 2008 and 2007.

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

Additionally the Bank has a line of credit of $3,000 available from Silverton Bank, N.A. There were no borrowings against this line of credit at December 31, 2008 or 2007.

The bank had borrowed $1,000 at the Federal Reserve discount window for 90 days beginning December 2008, maturing March 2009 at a rate of 1.25%

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2009	$3,199
2010	210
2011	18,766
2012	232
2013	2,244
Thereafter	11,415

$36,066

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

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

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)

	2008	2007
Available on lines of credit	$44,165	$41,528
Stand-by letters of credit	1,814	1,000
Other loan commitments	563	608

	$46,542	$43,136

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

Litigation

The subsidiary bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)

Current:	2008	2007
Federal	$244	$451
State	43	80

	$287	$531

Deferred expense (benefit)
Federal	$(20)	$(99)
State	(4)	(18)

	(24)	(117)

Income Tax expense	$263	$414

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2008		2007
	Amount	%	Amount	%
Tax at Federal tax rate	$371	34.0%	$577	34.0%
Tax effect of:
State income tax	27	2.5%	42	2.5%
Tax exempt earnings	(136)	-12.5%	(173)	-10.2%
Other	1	0.0%	(32)	-2.0%

	$263	24.0%	$414	24.3%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2008	2007
Depreciation	$255	$279
Pension	26	19

Gross deferred tax liabilities	281	298

Unrealized loss on securities available-for-sale	128	(106)
Allowance for loan losses	(643)	(636)
Minimum pension liability	(338)	(164)

Gross deferred tax (assets)	(853)	(906)

Net deferred tax (asset)	$(572)	$(608)

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Repayments	Balance at end of Year
December 31, 2008	$6,213	$8,832	$(1,528)	$13,517

December 31, 2007	$6,882	$1,038	$(1,707)	$6,213

The Company held related party deposits of $5,981 and $7,358 at December 31, 2008 and December 31, 2007, respectively.

The Company held related party repurchase agreements of $1,867 and $5,051 at December 31, 2008 and December 31, 2007, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $301 and $300 for the years ended December 31, 2008 and 2007.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$1,396	$836
Service cost	271	250
Interest cost	100	69
Actuarial loss	70	265
Benefits paid	(25)	(24)

Benefit obligation at end of year	$1,812	$1,396

Change in plan assets:
Fair value of plan assets at beginning of year	$1,058	$664
Actual return on plan assets	(386)	118
Employer contribution	320	300
Benefits paid	(25)	(24)

Fair value of plan assets at end of year	$967	$1,058

Funded status	$(845)	$(338)
Unrecognized net actuarial loss	924	395
Unrecognized prior service cost	12	14

Prepaid pension cost recognized	$91	$71

Accumulated benefit obligation	$1,471	$1,089

At December 31, 2008 and 2007, the weighted average assumptions used to determine the benefit obligation are as follows:

Discount rate	6.25%	6.25%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

Service cost	$232	$250
Interest cost	86	69
Expected return on plan assets	(87)	(57)
Amortization of prior service costs	2	3
Amortization of loss	25	35

Net periodic pension cost	$258	$300

At December 31, 2008 and 2007, the weighted average assumptions used to determine net periodic pension cost are as follows:

Discount rate	6.25%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.50%
Rate of compensation increase	3.00%	3.00%

The Company’s pension plan asset allocations at December 31, 2008 and 2007, as well as target allocations for 2009 are as follows:

Asset Category	2009 Target	12/31/2008	12/31/2007
Equity securities	70%	64%	67%
Balanced fund	25%	30%	28%
Other	5%	6%	5%

Total	100%	100%	100%

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below.

	2009	2008
Expected amortization of transition obligation (asset)	$—	$—
Expected amortization of prior service cost (credit)	2	2
Expected amortization of net loss (gain)	33	26

Below we show the best estimate of the plan contribution for next fiscal year. We also show the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.

Cash Flow
Contributions for the period of 1/1/2009 through 12/31/2009	$338,751
Estimated future benefit payments reflecting expected future service

1/1/2009 through 12/31/2009	$41,576
1/1/2010 through 12/31/2010	46,760
1/1/2011 through 12/31/2011	56,802
1/1/2012 through 12/31/2012	85,286
1/1/2013 through 12/31/2013	97,032
1/1/2014 through 12/31/2018	574,533

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets. As of December 31, 2008 the Company has allocated $60 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years. The remaining $896 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company.

NOTE 12. STOCK OFFERING

During 2008 the Company closed a public stock offering of 200,000 shares of common stock by issuing 89,208 shares, in addition to 29,350 shares issued in 2007. This offering when completed totaled $2.3 million. The proceeds of this offering were used to support the growth of the bank and to increase the legal lending limit to one borrower. At December 31, 2007, outstanding shares totaled 1,508,081. During 2008, the Company issued 95,541 shares, concluding 2008 with outstanding shares of 1,603,622.

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

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2008		2007
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	167,330	$14.91	176,812	$14.63
Granted	—	—	15,000	16.00
Adjust for 5% stock dividend	—	$—	—	$—
Exercised	(6,323)	—	(14,482)	—
Forfeited/expired	—	—	(10,000)	—

Outstanding at end of year	161,007	$15.05	167,330	$14.91

Exercisable at end of year	147,507	$15.00	150,330	$14.78

Weighted-average fair value of options granted during the year
		N/A		$3.52

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 4.65% for 2007, and a weighted-average expected life of the options of 7 years for 2007. The expected volatility of MVB’s stock price used for 2007 options was 12.5% and the expected dividend yield used was .500%.

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.98	22,490	2.00	$9.98	22,490	$9.98
$10.48	1,575	3.00	$10.48	1,575	$10.48
$12.38	2,100	6.00	$12.38	2,100	$12.38
$16.00	134,842	8.00	$16.00	121,342	$16.00

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2008 and 2007, the Bank meets all capital adequacy requirements to which it is subject.

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

	ACTUAL		MINIMUM TO BE WELL CAPITALIZED		MINIMUM FOR CAPITAL ADEQUACY PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2008
Total Capital (to risk-weighted assets)
Consolidated	$26,547	12.6%	N/A	N/A	$16,868	8.0%
Subsidiary Bank	$30,053	14.3%	$21,060	10.0%	$16,848	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$24,687	11.7%	N/A	N/A	$8,434	4.0%
Subsidiary Bank	$28,193	13.4%	$12,636	6.0%	$8,424	4.0%

Tier I Capital (to average assets)
Consolidated	$24,687	10.1%	N/A	N/A	$9,825	4.0%
Subsidiary Bank	$28,193	11.5%	$12,268	5.0%	$9,815	4.0%

As of December 31, 2007
Total Capital
(to risk-weighted assets)
Consolidated	$24,117	12.8%	N/A	N/A	$15,132	8.0%
Subsidiary Bank	$27,329	14.5%	$18,823	10.0%	$15,058	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$22,384	11.8%	N/A	N/A	$7,566	4.0%
Subsidiary Bank	$25,596	13.6%	$11,294	6.0%	$7,529	4.0%

Tier I Capital (to average assets)
Consolidated	$22,384	10.1%	N/A	N/A	$8,893	4.0%
Subsidiary Bank	$25,596	11.5%	$11,103	5.0%	$8,882	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

(Dollars in thousands)
Years ended December 31:
2009	$55
2010	55
2011	55
2012	55
2013	55
Thereafter	375

Total minimum payments required:	$650

Total lease expense for the years ended December 31, 2008 and 2007 was $54 and $54, respectively.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2008
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$4,710	$4,710
Interest bearing balances - FHLB	7,040	7,040
Securities available-for-sale	17,795	17,795
Securities held-to-maturity	8,796	8,629
Loans	203,241	205,273
Accrued interest receivable	1,123	1,123

	$242,705	$244,570

Financial liabilities:
Deposits	$173,065	$166,142
Repurchase agreements	21,904	22,123
Federal Home Loan Bank Borrowings	31,942	32,261
Accrued interest payable	486	486
Long-term debt	4,124	4,124

	$231,521	$225,136

	December 31, 2007
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$4,926	$4,926
Interest bearing balances - FHLB	490	490
Securities available-for-sale	26,029	26,029
Securities held-to-maturity	1,814	1,812
Loans	181,537	179,903
Accrued interest receivable	1,182	1,182

	$215,978	$214,342

Financial liabilities:
Deposits	$157,448	$152,725
Repurchase agreements	19,817	19,777
Federal Home Loan Bank Borrowings	23,583	23,819
Accrued interest payable	523	523
Accrued interest payable	4,124	4,124

Long-term debt	$205,495	$200,968

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

NOTE 18. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157, Fair Value Measurements, for financial assets and financial liabilities. FAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. The FASB also issued Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

FAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS No. 157 hierarchy are as follows:

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

	December 31, 2008
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		17,795		17,795

NOTE 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company’s balance sheets at December 31, 2008 and 2007, and the related statements of income and cash flows for each of those years are presented below:

(Dollars in thousands, except share data)

Balance Sheets

	December 31
	2008	2007
Assets
Cash	$368	$675
Investment in bank subsidiary, eliminated in consolidation	29,342	26,737
Other assets	257	248

Total assets	$29,967	$27,660

Liabilities and shareholders’ equity
Liabilities
Other liabilities	$7	$11
Long-term debt	4,124	4,124

Total liabilities	4,131	4,135

Stockholders’ equity
Preferred stock, par value $1,000; 5,000 shares authorized, none issued	$—	$—
Common stock, par value $1; 4,000,000 shares authorized; 1,603,622 and 1,508,081 shares issued respectively	1,604	1,508
Additional paid in capital	20,175	18,437
Treasury stock	(299)	(168)
Retained earnings	4,671	4,153
Accumulated other comprehensive income	(315)	(405)

Total stockholders’ equity	25,836	23,525
Total liabilities and stockholders’ equity	$29,967	$27,660

(Dollars in thousands)
Statements of Income

	2008	2007
Income - dividends from bank subsidiary	$—	$—
Expenses - operating	250	232

Income/(Loss) before income taxes and undistributed income	(250)	(232)
Income tax (benefit)	(60)	(72)

Income after tax	(190)	(160)
Equity in undistributed income of bank subsidiary	1,018	1,442

Net income	$828	$1,282

(Dollars in thousands)

Statements of Cash Flows

	2008	2007
OPERATING ACTIVITIES
Net income	$828	$1,282
Equity in undistributed income of bank subsidiary	(1,018)	(1,442)
(Increase) in other assets	(149)	(244)
(Decrease)/increase in other liabilities	(4)	11
Stock option expense	15	13
Unrealized gain/(loss)	90	(33)

Net cash (used in) operating activities	(238)	(413)

INVESTING ACTIVITIES
Investment in subsidiary	(1,585)	(3,754)

Net cash (used in) investing activities	(1,585)	(3,754)
FINANCING ACTIVITIES
Proceeds of stock offering	1,736	587
Proceeds from long-term borrowings	—	4,124
Common stock options exercised	70	171
Cash dividend	(159)	—
Purchase of treasury stock	(131)	(150)

Net cash provided by financing activities	1,516	4,732

(Decrease)/increase in cash	(307)	565
Cash at beginning of period	675	110

Cash at end of period	$368	$675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MVB Financial Corp.

Fairmont, West Virginia

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MVB Financial Corp. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted Emerging Issues Task Force No. 06-4, Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. Also, as discussed in Note 18 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We were not engaged to examine management’s assertion about the effectiveness of MVB Financial Corp.’s internal control over financial reporting as of December 31, 2008, which is included in Form 10-K and, accordingly, we do not express an opinion thereon.

Wheeling, West Virginia

February 20, 2009

S.R. Snodgrass, A.C. • 980 National Road • Wheeling, West Virginia 26003-6400 • Phone: (304) 233-5030 • Facsimile: (304) 233-3062

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required

ITEM 9A. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2008, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

Date: March 19, 2009	/s/ Larry F. Mazza
Larry F. Mazza
President & CEO

Date: March 19, 2009

/s/ Eric L. Tichenor
Eric L. Tichenor
Senior Vice President & CFO

ITEM 9B. OTHER INFORMATION

No response required.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 3-5 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2009.

ITEM 11. EXECUTIVE COMPENSATION

See “Executive Compensation” on page 8 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2009.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2009 which section is expressly incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Total loans outstanding from the Bank at December 31, 2008 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $10.6 million or 35.8% of total equity capital and 5.2% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on page 12 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 52. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2008

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Footnotes to Financial Statements Note 1 “Net Income per Common Share”

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of S.R. Snodgrass, A.C., Independent Auditors	Found on Page 51 herein