Form 10-Q
period 2009-03-31
MVB FINANCIAL CORP
filed 2009-05-14
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of May 13, 2009, the number of shares outstanding of the issuer’s only class of common stock was 1,618,466.

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-11 of this report.

	Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	2

	Consolidated Statements of Income for the Three Months ended March 31, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 11-21 of this report

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Item 4T.	Controls and Procedures	21

Part II. Other Information		22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31 2009 (Unaudited)	December 31 2008 (Note 1)
Assets
Cash and due from banks	$4,754	$4,710
Interest bearing balances – FHLB	44	40
Certificates of deposits in other banks	28,844	7,000
Investment securities:
Securities held-to-maturity, at cost	6,790	8,796
Securities available-for-sale, at approximate market value	16,533	17,795

Loans:	212,167	203,241
Less: Allowance for loan losses	(2,034)	(1,860)

Net loans	210,133	201,381
Loans held for sale	1,434	1,115
Bank premises, furniture and equipment, net	8,006	8,060
Accrued interest receivable and other assets	10,173	9,809

Total assets	$286,711	$258,706

Liabilities
Deposits
Non-interest bearing	$23,801	$22,495
Interest bearing	199,455	150,570

Total deposits	223,256	173,065

Accrued interest, taxes and other liabilities	2,080	1,835
Repurchase agreements	18,400	21,904
Federal Home Loan Bank borrowings	12,632	31,942
Long-term debt	4,124	4,124

Total liabilities	260,492	232,870

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,618,466 and 1,603,622 issued	1,618	1,604
Additional paid-in capital	20,335	20,175
Treasury Stock, 25,313 and 15,469 shares, respectively	(496)	(299)
Retained earnings	5,051	4,671
Accumulated other comprehensive income (loss)	(289)	(315)

Total stockholders’ equity	26,219	25,836

Total liabilities and stockholders’ equity	$286,711	$258,706

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended March 31
	2009	2008
Interest income
Interest and fees on loans	$2,865	$3,143
Interest on deposits with other banks	120	11
Interest on investment securities – taxable	295	346
Interest on tax exempt loans and securities	125	93

Total interest income	3,405	3,593

Interest expense
Deposits	1,052	1,366
Repurchase agreements	39	113
Federal Home Loan Bank borrowings	146	194
Long-term debt	36	65

Total interest expense	1,273	1,738

Net interest income	2,132	1,855

Provision for loan losses	151	148

Net interest income after provision for loan losses	1,981	1,707

Other income
Service charges on deposit accounts	154	161
Income on bank owned life insurance	43	45
Visa debit card income	63	57
Income on loans held for sale	102	68
Other operating income	56	74
Gain on sale of securities	—	16

Total other income	418	421

Other expense
Salary and employee benefits	1,055	999
Occupancy expense	142	129
Equipment expense	99	97
Data processing	141	145
Visa debit card expense	54	48
Advertising	48	72
Legal and accounting fees	33	27
Printing, stationery and supplies	23	24
Other taxes	44	35
Other operating expenses	229	187

Total other expense	1,868	1,763

Income before income taxes	531	365

Income tax expense	152	102

Net income	$379	$263

Basic net income per share	$0.24	$0.17
Diluted net income per share	$0.23	$0.17
Basic weighted average shares outstanding	1,614,548	1,539,167
Diluted weighted average shares outstanding	1,645,060	1,578,189

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2009	2008
Operating activities
Net income	$379	$263
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	151	148
Deferred income tax (benefit)	(46)	(4)
Depreciation	110	113
Stock option expense	4	3
Loans originated for sale	(8,704)	(7,658)
Proceeds of loans sold	8,385	6,257
Amortization, net of accretion	13	(17)
(Decrease)/increase in interest receivable and other assets	(334)	(100)
Increase/(decrease) in accrued interest, taxes, and other liabilities	244	30

Net cash (used in)/provided by operating activities	202	(965)
Investing activities
(Increase)/decrease in loans made to customers	(8,903)	(854)
Purchases of premises and equipment	(56)	(26)
(Increase) in deposits with Federal Home Loan Bank, net	(4)	(1,158)
Purchases of certificates of deposit in other banks	(24,141)	—
Maturities of certificates of deposit in other banks	2,297	—
Purchases of investment securities available-for-sale	(1,551)	(5,441)
Proceeds from sales, maturities and calls of securities available-for-sale	4,848	9,324
Purchases of investment securities held-to-maturity	—	(4,000)

Net cash (used in) investing activities	(27,510)	(2,155)
Financing activities
Net increase in deposits	50,192	11,422
Net (decrease) in repurchase agreements	(3,504)	(2,993)
Net (decrease) in Federal Home Loan Bank Borrowings	(19,310)	(6,342)
Proceeds from long-term borrowings	—	—
Purchase of treasury stock	(197)	(21)
Proceeds of stock offering	—	1,568
Common stock options exercised	171	8

Net cash provided by financing activities	27,352	3,642

(Decrease)/increase in cash and cash equivalents	44	522
Cash and cash equivalents - beginning of period	4,710	4,926

Cash and cash equivalents - end of period	$4,754	$5,448

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$1,262	$1,747
Income taxes	$5	$235

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The consolidated balance sheet as of December 31, 2008 has been extracted from audited financial statements included in MVB’s 2008 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2008, Form 10-K filed with the Securities and Exchange Commission.

Note 2. Allowance for Loan Losses

The provision for loan losses for the three months ended March 31, 2009 and 2008 was $151 and $148, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at March 31, 2009, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

See accompanying notes to unaudited financial statements.

(Dollars in thousands)

	March 31
	2009	2008
Allowance for loan losses
Balance, beginning of period	$1,860	$1,733

Loan charge-offs	(26)	(142)
Loan recoveries	49	1

Net charge-offs	23	(141)
Loan loss provision	151	148

Balance, end of period	$2,034	$1,740

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)

	March 31
	2009	2008
Non-accrual loans:
Commercial	$811	$12
Real Estate	—	176
Consumer	10	1

Total non-accrual loans	821	189
Renegotiated loans	—	—

Other non-performing loans	—	—
Other real estate, net	779	—

Total non-performing assets	$1,600	$189

Accruing loans past due 90 days or more	$1,895	$441
Non-performing loans as a % of total loans	.39%	.11%
Allowance for loan losses as a % of non-performing loans	247.75%	920.63%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of March 31, 2009 and December 31, 2008, the Company had repurchase agreements of $18.4 million and $21.9 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2009 was approximately $39.9 million.

Borrowings from the FHLB were as follows:

	March 31 2009	December 31 2008
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,068	1,087

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	672	676

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%.	1,408	1,417

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%.	1,122	1,127

Fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%.	941	944

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%.	1,064	1,068

Floating interest rate note, originating March 2003, due December 2011, interest of 0.66% payable monthly.	2,284	18,545

Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%.	1,073	1,078

Fixed interest rate note originating March 2008, due March 2009, interest of 2.26% payable quarterly.	—	2,000

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

	$12,632	$30,942

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of March 31, 2009 and 2008 and interest expense of $36 and $65 for the periods ended March 31, 2009 and 2008.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2009	150
2010	210
2011	2,505
2012	232
2013	2,000
Thereafter	11,659

16,756

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2009 and March 31, 2008.

The following table represents other comprehensive income before tax and net of tax:

(in thousands)

	For the three months ended March 31,
	2009	2008
Unrealized gain (loss) on securities available for sale	$42	$277
Pension liability adjustment	—	—
Tax effect	(16)	(111)

Net of tax effect	26	166
Net income as reported	379	263

Total comprehensive income	$405	$429

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2009 and 2008, stock options to purchase 132,663 and 149,507 shares at an average price of $15.40 and $15.00, respectively, were outstanding. For the three months ended March 31, 2009 and 2008, the dilutive effect of stock options was 30,512 and 39,022 shares, respectively.

Note 6 – Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157. Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard on January 1, 2008 had no material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		16,533		16,533

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause MVB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

At March 31, 2009 and for the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31
	2009	2008
Net income to:
Average assets	.55%	.45%
Average stockholders’ equity	5.71	4.32
Net interest margin	3.38	3.51

Average stockholders’ equity to average assets	9.66	10.50
Total loans to total deposits (end of period)	95.03	107.92
Allowance for loan losses to total loans (end of period)	.96	.95
Efficiency ratio	73.25	77.46
Capital ratios:
Tier 1 capital ratio	12.69	14.10
Risk-based capital ratio	13.59	15.06
Leverage ratio	10.46	11.17
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$16.20	$15.99
Market value per share (end of period)*	20.00	20.00
Basic earnings per share	.24	.17
Diluted earnings per share	.23	.17

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2008 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of estimated future cash flows, estimated losses in pools of homogeneous loans based on historical loss experience of peer banks, estimated losses on specific commercial credits, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements in MVB’s 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-Q.

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2009, MVB earned $379 compared to $263 in the first quarter of 2008. Net interest income increased by $277 and other expenses increased by $105. The increase in net interest income was driven by rate decreases in the early portion of 2008. Interest income decreased by $188 and interest expense decreased by $465. The increase in other operating expenses was principally the result of an increase in salaries expense of $56 and an increase in other expense of $42, mainly the result of an increase in FDIC insurance of $18, increased loan costs of $12 and directors’ fees of $6.

Loan loss provisions of $151 and $148 were made for the quarters ended March 31, 2009 and 2008, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2009 and 2008 totaled $418 and $421, respectively. The most significant portion of non-interest income is service charges on deposit accounts, which totaled $154 at March 31, 2009. Income on loans held for sale increased by $34 in the first quarter of 2009 while other operating income decreased by $18 and there were no gains on sale of securities in 2009 versus the gain on sale of Visa stock of $16 in 2008.

Non-interest expense for the quarters ended March 31, 2009 and 2008 totaled $1.9 million and $1.8 million, respectively. The most significant increases were as follows: salaries and benefits increased by $56 and other operating expenses increased by $42.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2009 and 2008 was 3.38% and 3.51% respectively. During 2008 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 4.25%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 7.27% at March 31, 2008 to 5.47% at March 31, 2009.

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

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$326	$—	—%	$1,645	$11	2.67%
Certificates of deposit in other banks	18,188	120	2.64	—	—	—
Investment securities	24,482	303	4.95	27,697	352	5.08
Loans:
Commercial	136,532	1,868	5.47	113,923	2,071	7.27
Tax exempt	10,656	117	4.39	6,974	86	4.93
Consumer	13,863	244	7.04	14,043	259	7.38
Real estate	48,578	753	6.20	47,270	814	6.89

Total loans	209,629	2,982	5.69	182,210	3,230	7.09

Total earning assets	252,625	3,405	5.39	211,552	3,593	6.79
Cash and due from banks	5,691			5,718
Other assets	16,356			14,843

Total assets	$274,672			$232,113

Liabilities
Deposits:
Non-interest bearing demand	$23,231	$–%		$21,307	$–%
NOW	23,009	40	0.70	14,467	28	0.77
Money market checking	25,727	65	1.01	29,611	192	2.59
Savings	7,525	2	0.11	6,208	8	0.52
IRAs	7,780	78	4.01	7,073	83	4.69
CDs	114,037	867	3.04	87,800	1,055	4.81
Repurchase agreements & FFS	19,305	39	0.81	19,351	113	2.34
FHLB borrowings	21,928	146	2.66	16,144	194	4.81
Long-term debt	4,124	36	3.49	4,124	65	6.30

Total interest-bearing liabilities	223,435	1,273	2.28	184,778	1,738	3.76

Other liabilities	1,463			1,655

Total liabilities	248,129			207,740

Stockholders’ equity
Common stock	1,614			1,539
Paid-in capital	20,258			19,037
Treasury Stock	(464)			(178)
Retained earnings	4,996			4,024
Accumulated other comprehensive income	(325)			(405)

Total stockholders’ equity	26,543			24,373

Total liabilities and stockholders’ equity	$274,672			$232,113

Net interest spread			3.11			3.03
Impact of non-interest bearing funds on margin			.26			.48

Net interest income-margin		$2,132	3.38%		$1,855	3.51%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $418 in the first quarter of 2009 compared to $421 in the first quarter of 2008.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the first quarter of 2009, non-interest expense totaled $1.9 million compared to $1.8 million in the first quarter of 2008. MVB’s efficiency ratio was 73.25% for the first quarter of 2009 compared to 77.46% for the first quarter of 2008. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.

Salaries and benefits totaled $1.1 million for the quarter ended March 31, 2009 compared to $999 for the quarter ended March 31, 2008. This $56 increase in salaries and benefits reflects adjustments to existing personnel and lower deferred direct loan costs. MVB had 75 full-time equivalent personnel at March 31, 2009 compared to 73 full-time equivalent personnel as of March 31, 2008. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2009 and 2008, occupancy expense totaled $142 and $129, respectively. This $13 increase was the result of increased operating expenses in Berkeley County.

Other operating expense totaled $229 in the first quarter of 2009 compared to $187 in the first quarter of 2008. The largest items relating to this increase of $42 were an $18 increase in FDIC insurance and increased loan costs of $12.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .55% and 5.71% for the first quarter of 2009 compared to .45% and 4.32% in the first quarter of 2008. Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2009 compared to 2008. The most significant areas of change between the quarters ended March 31, 2009 and March 31, 2008 were as follows: net loans increased to an average balance of $209.6 million from $182.2 million, interest-bearing liabilities grew to an average balance of $223.4 million from $184.8 million, non interest-bearing demand deposits increased to an average balance of $23.0 million from $21.3 million and stockholders’ equity increased to an average balance of $26.5 million from $24.4 million. These trends reflect the continued growth of MVB.

Total assets at March 31, 2009 were $286.7 million or an increase of $28.0 million since December 31, 2008. The greatest areas of increase were $21.8 million in certificates of deposits with other banks and $8.8 million in loan growth, principally in the commercial loan area in the Harrison County region.

Deposits totaled $223.3 million at March 31, 2009 or an increase of $50.2 million since December 31, 2008. $29 of this increase is the result of acquiring brokered deposits of 6 month and 12 month terms and matching them with certificates of deposits with other banks for those same terms to gain spreads of at least 75 basis points to enhance revenue as well as the offering of a new brokerage buster product which produced $10.8 million in new deposits and normal growth. Repurchase agreements totaled $18.4 million and have decreased $3.5 million since December 31, 2008. This is partially the result of normal business fluctuations, along with commercial customers moving money to non-interest bearing accounts because of the lack of rate in the market.

Federal Home Loan Bank borrowings decreased by $19.3 million from December 31, 2008, the result of increased funding levels from the brokerage buster account and other deposit growth.

Stockholders’ equity has increased approximately $383 from December 31, 2008 due to earnings for the three months ended March 31, 2009 of $379.

Cash and Cash Equivalents

Cash and cash equivalents totaled $4.8 million as of March 31, 2009 compared to $4.7 million as of December 31, 2008.

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

Investment Securities

Investment securities totaled $23.3 million as of March 31, 2009 and $26.6 million as of December 31, 2008. Government sponsored agency securities comprise the majority of the portfolio. This $3.3 million decrease is the result of high yielding investments being called from the portfolio and not being replaced with similar items, due to loan demand and the lesser need for investments to pledge to secure repurchase agreements.

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

The following table details total loans outstanding as of:

(Dollars in thousands)

	March 31 2009	December 31 2008
Commercial and nonresidential real estate	$145,985	$137,872
Residential real estate	53,304	52,303
Consumer and other	12,878	13,066

Total loans	$212,167	$203,241

Loan Concentration

At March 31, 2009, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $223.3 million at March 31, 2009.

Non interest bearing deposits remain a core funding source for MVB. At March 31, 2009, non-interest bearing deposits totaled $23.8 million compared to $22.5 million at December 31, 2008. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $199.5 million at March 31, 2009 compared to $150.6 million at December 31, 2008. Average interest-bearing liabilities totaled $223.4 million during the first quarter of 2009 compared to $184.8 million for the first quarter of 2008. Average non-interest bearing demand deposits totaled $23.2 million for the first quarter of 2009 compared to $21.3 million for the first quarter of 2008. Management will continue to emphasize deposit gathering in 2009 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2009, repurchase agreements totaled $18.4 million compared to $21.9 million at December 31, 2008. In addition to the aforementioned funds alternatives, MVB has access to more than $39.9 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

In April 2008, MVB completed a public offering of more than 100,000 shares which provided 2.4 million in additional capital.

At March 31, 2009, accumulated other comprehensive (loss) totaled $(289) compared to $(315) at December 31, 2008.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2008 Form 10-K. At March 31, 2009, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2009 and December 31, 2008 was $38.9 million and $46.5 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2008. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2008.

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

Future Outlook

The bank’s results of operations in the first quarter of 2009 are an improvement over the first quarter of 2008 mainly due to the improvement in net interest income. At this time in 2008 rates had decreased dramatically in a short period of time, decreasing yields on the loan portfolio while deposit rates remained high. Over the course of 2008 and early 2009 MVB has reduced the cost of funds to offset the reduction in interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.	Controls and Procedures

No response required.

Item 4(T).	Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2009, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No response required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Prior to the filing of this report on form 10-Q, MVB became aware of the failure of Silverton Bank, N.A. which was a correspondent bank for MVB and in which MVB owned $186,000 in stock. The FDIC has taken over the bank and formed a bridge bank, The Silverton Bridge Bank. A sale of the assets is currently in progress, but MVB anticipates that the investment owned in Silverton will be a total loss to be recognized in the second quarter.

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

May 13, 2009	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer