Form 10-Q
period 2009-06-30
MVB FINANCIAL CORP
filed 2009-08-14
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-14 of this report.

	Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	2

	Consolidated Statements of Income for the Six and Three Months ended June 30, 2009 and 2008	3

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 14-25 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures	26

Item 4T.	Controls and Procedures	26

Part II.	Other Information	27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	June 30 2009 (Unaudited)	December 31 2008 (Note 1)
Assets
Cash and due from banks	$7,008	$4,710
Interest bearing balances – FHLB	8,567	40
Certificates of deposits in other banks	32,005	7,000
Investment securities:
Securities held-to-maturity, at cost	3,826	8,796
Securities available-for-sale, at approximate market value	16,149	17,795

Loans:	218,339	203,241
Less: Allowance for loan losses	(2,161)	(1,860)

Net loans	216,178	201,381
Loans held for sale	3,467	1,115
Bank premises, furniture and equipment, net	7,916	8,060
Accrued interest receivable and other assets	10,675	9,809

Total assets	$305,791	$258,706

Liabilities
Deposits
Non-interest bearing	$33,095	$22,495
Interest bearing	207,823	150,570

Total deposits	240,918	173,065

Accrued interest, taxes and other liabilities	2,232	1,835
Repurchase agreements	16,598	21,904
Federal Home Loan Bank borrowings	15,299	31,942
Long-term debt	4,124	4,124

Total liabilities	279,171	232,870

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,629,971 and 1,603,622 issued	1,629	1,604
Additional paid-in capital	20,449	20,175
Treasury Stock, 26,636 and 15,469 shares, respectively	(523)	(299)
Retained earnings	5,433	4,671
Accumulated other comprehensive income (loss)	(368)	(315)

Total stockholders’ equity	26,620	25,836

Total liabilities and stockholders’ equity	$305,791	$258,706

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$5,817	$6,043	$2,952	$2,900
Interest on deposits with other banks	294	24	174	13
Interest on investment securities – taxable	568	673	273	327
Interest on tax exempt loans and securities	262	193	137	100

Total interest income	6,941	6,933	3,536	3,340

Interest expense
Deposits	2,197	2,570	1,145	1,204
Repurchase agreements	77	182	38	69
Federal Home Loan Bank borrowings	275	359	129	165
Long-term debt	65	111	29	46

Total interest expense	2,614	3,222	1,341	1,484

Net interest income	4,327	3,711	2,195	1,856

Provision for loan losses	303	301	152	153
Net interest income after provision for loan losses	4,024	3,410	2,043	1,703

Other income
Service charges on deposit accounts	372	329	218	168
Income on bank owned life insurance	83	90	40	45
Visa debit card income	129	122	66	65
Income on loans held for sale	334	196	232	128
Other operating income	211	139	155	65
Gain on sale of securities	—	16	—	—

Total other income	1,128	892	710	471

Other expense
Salary and employee benefits	2,083	1,994	1,028	995
Occupancy expense	286	255	144	126
Equipment expense	191	196	92	99
Data processing	258	257	117	112
Visa debit card expense	108	104	54	56
Advertising	134	128	86	56
Legal and accounting fees	69	49	36	22
Printing, stationery and supplies	50	53	27	29
Other taxes	89	73	45	38
Loss on Silverton Bank Stock	186	—	186	—
Other operating expenses	650	384	421	197

Total other expense	4,104	3,493	2,236	1,730

Income before income taxes	1,048	809	517	444

Income tax expense	287	232	135	130

Net income	$761	$577	$382	$314

Basic net income per share	$0.47	$0.37	$0.24	$0.20
Diluted net income per share	$0.46	$0.36	$0.23	$0.19
Basic weighted average shares outstanding	1,618,224	1,567,314	1,621,861	1,595,460
Diluted weighted average shares outstanding	1,644,173	1,606,987	1,647,810	1,634,481

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30
	2009	2008
Operating activities
Net income	$761	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	303	301
Deferred income tax (benefit)	(95)
Depreciation	221	217
Stock option expense	7	7
Loans originated for sale	(31,913)	(19,997)
Proceeds of loans sold	29,561	17,702
Amortization, net of accretion	5	(8)
Increase/(decrease) in interest receivable and other assets	265	(461)
Increase/(decrease) in accrued interest, taxes, and other liabilities	397	(325)

Net cash (used in) operating activities	(488)	(1,987)
Investing activities
(Increase) in loans made to customers	(15,100)	(3,116)
Purchases of premises and equipment	(77)	(192)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(8,527)	358
Purchases of certificates of deposit in other banks	(29,698)	—
Maturities of certificates of deposit in other banks	4,693	—
Purchases of investment securities available-for-sale	(7,162)	(7,476)
Proceeds from sales, maturities and calls of securities available-for-sale	8,683	12,138
Proceeds from sales, maturities and calls of securities held to maturity	5,500	—
Purchases of investment securities held-to-maturity	(500)	(4,000)
Purchase of bank owned life insurance	(1,000)	—

Net cash (used in) investing activities	(43,188)	(2,288)
Financing activities
Net increase in deposits	67,853	9,933
Net (decrease) in repurchase agreements	(5,306)	(3,048)
Net (decrease) in Federal Home Loan Bank Borrowings	(16,643)	(4,340)
Purchase of treasury stock	(223)	(31)
Proceeds of stock offering	—	1,725
Common stock options exercised	293	13

Net cash provided by financing activities	45,974	4,252

Increase/(decrease) in cash and cash equivalents	2,298	(23)
Cash and cash equivalents - beginning of period	4,710	$4,926

Cash and cash equivalents - end of period	$7,008	$4,903

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$2,624	$3,265
Income taxes	$241	$524

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six and three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management has reviewed events occurring through August 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Note 2. Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2009 and 2008 was $303 and $301, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at June 30, 2009, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

See accompanying notes to unaudited financial statements.

	June 30
(Dollars in thousands)	2009	2008
Allowance for loan losses
Balance, beginning of period	$1,860	$1,733

Loan charge-offs	(52)	(191)
Loan recoveries	50	4

Net charge-offs	(2)	(187)
Loan loss provision	303	301

Balance, end of period	$2,161	$1,847

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	June 30
	2009	2008
Non-accrual loans:
Commercial	$1,182	$675
Real Estate	221	—
Consumer	—	15

Total non-accrual loans	1,403	690
Renegotiated loans	—	—

Total non-performing loans	1,403	690
Other real estate, net	328	376

Total non-performing assets	$1,731	$1,066

Accruing loans past due 90 days or more	$2,156	$—
Non-performing loans as a % of total loans	.64%	.37%
Allowance for loan losses as a % of non-performing loans	153.96%	267.68%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of June 30, 2009 and December 31, 2008, the Company had repurchase agreements of $16.6 million and $21.9 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at June 30, 2009 was approximately $42.6 million.

Borrowings from the FHLB were as follows:

	June 30 2009	December 31 2008

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,050	1,087

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	669	676

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,399	1,417

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,118	1,127
Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	937	944

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,060	1,068

Floating interest rate note, originating March 2003, due December 2011, interest of 0.66% payable monthly.	—	18,545

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,066	1,078

Fixed interest rate note originating March 2008, due March 2009, interest of 2.26% payable quarterly.	—	2,000

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

Fixed interest rate note originating May 2009, due May 2010, interest of .72% payable quarterly.	5,000	—

	$15,299	$30,942

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of June 30, 2009 and 2008 and interest expense of $65 and $111 for the periods ended June 30, 2009 and 2008.

The bank had borrowed $1,000 at the Federal Reserve discount window for 90 days beginning December 2008, maturing March 2009 at a rate of 1.25%

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2009	101
2010	5,210
2011	221
2012	232
2013	2,000
Thereafter	11,659

19,423

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the six and three month periods ended June 30, 2009 and June 30, 2008.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008
Unrealized gain (losses) on securities available for sale	$(133)	$(428)	$(91)	$(103)
Pension liability adjustment	—	—	—	—
Tax effect	52	171	36	41

Net of tax effect	(81)	(257)	(55)	(62)
Net income as reported	382	314	761	577

Total comprehensive income	$301	$57	$706	$515

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2009 and 2008, stock options to purchase 134,658 and 149,507 shares at an average price of $15.82 and $14.78, respectively, were outstanding. For the three months ended June 30, 2009 and 2008, the dilutive effect of stock options was 25,149 and 39,673 shares, respectively.

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

In February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated. FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS No. 165 for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios. This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position

In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date. If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP. This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 7 herein.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position. Effective January 1, 2008, the Company adopted FAS 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS 157 hierarchy are as follows:

Note 7 – Fair Value of Financial Instruments

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		June 30, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets:
Investment securities, available for sale		16,149		16,149

The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

Short-term financial instruments: The carrying values of short-term financial instruments including cash and due from banks, interest bearing balances – FHLB, and certificates of deposit in other banks approximate the fair value of these instruments.

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

Off-balance sheet instruments: The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments and standby letters of credit are deemed significant, and therefore, the estimated fair values and carrying values are not shown.

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2009
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	7,008	7,008
Interest bearing balances	40,572	40,572
Securities available-for-sale	16,149	16,149
Securities held-to-maturity	3,826	3,937
Loans	218,339	224,889
Accrued interest receivable	999	999

	$286,893	$293,554

Financial liabilities:
Deposits	$240,918	$240,918
Repurchase agreements	16,598	16,598
Federal Home Loan Bank Borrowings	15,299	16,599
Accrued interest payable	476	476
Long-term debt	4,124	4,124

	$277,415	278,715

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

Amortized cost and approximate market values of investment securities held-to-maturity at June 30, 2009, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value

Municipal securities	$1,317	$8	$(15)	$1,310
U. S. Agency securities	2,509	82	—	2,591

	$3,826	$90	$(15)	$3,901

Amortized cost and approximate market values of investment securities available-for-sale at June 30, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value

U. S. Agency securities	$8,163	$206	$(9)	$8,360
Mortgage-backed securities	7,631	42	(8)	7,665
Other securities	124	—	—	124

	$15,918	$248	$(17)	$16,149

The following tables summarize amortized cost and approximate market values of securities by maturity:

	June 30, 2009
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Market Value	Amortized Cost	Approximate Market Value

Within one year	$—	$—	$982	$992
After one year, but within five	277	283	3,358	3,458
After five years, but within ten	1,933	1,954	1,760	1,767
After ten Years	1,616	1,664	9,818	9,932

Total	$3,826	$3,901	$15,918	$16,149

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2009, the details of which are included in the following table. Although these securities, if sold at June 30, 2009 would result in a pretax loss of $32, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2009, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At June 30, 2009, total temporary impairment totaled $32.

Description and number of positions	Less than 12 months		12 months or more
	Fair Value	Unrealized	Fair Value	Unrealized Loss

U.S. Agencies(1)	$—	$(9)	$—	$—
Mortgage-backed securities(11)	2,566	(8)	—	—
Municipal securities(1)	—	(15)	—	—

	$2,566	$(32)	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At June 30, 2009 and for the Six and Three Months Ended June 30, 2009 and 2008:

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Net income to:
Average assets	.54%	.50%	.52%	.54%
Average stockholders’ equity	5.78	4.58	5.75	4.79
Net interest margin	3.31	3.48	3.25	3.45

Average stockholders’ equity to average assets	9.31	10.83	9.13	11.17
Total loans to total deposits (end of period)	90.63	110.21	90.63	110.21
Allowance for loan losses to total loans (end of period)	.99	1.00	.99	1.00
Efficiency ratio	75.23	75.88	76.97	74.34
Capital ratios:
Tier 1 capital ratio	12.32	14.67	12.32	14.67
Risk-based capital ratio	13.24	15.64	13.24	15.64
Leverage ratio	10.00	11.95	10.00	11.95
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$16.34	$16.03	$16.34	$16.03
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.47	.37	.24	.20
Diluted earnings per share	.46	.36	.23	.19

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2009, MVB earned $382 compared to $314 in the second quarter of 2008. Net interest income increased by $339 and other expenses increased by $506. The increase in net interest income was driven in part by a rate decrease on interest bearing liabilities throughout 2008 and 2009 which resulted in a decrease in interest expense of $143 from the same quarter in 2008 and an increase in interest income of $196, mostly the result of a CD program in which MVB purchased CDs in other banks and funded those investments with lower cost funding sources to earn $174 during the second quarter of 2009. The increase in other operating expenses was principally the result of a loss of $186 on Silverton Bank stock and FDIC and special assessment cost increases of $184.

Loan loss provisions of $152 and $153 were made for the quarters ended June 30, 2009 and 2008, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2009 and 2008 totaled $710 and $471, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $218 at June 30, 2009 and income on loans held for sale which totaled $232, an increase of $104 over the second quarter of 2008. Other operating income increased by $90, $75 of which related to the sale of two OREO properties.

Non-interest expense for the quarters ended June 30, 2009 and 2008 totaled $2.2 million and $1.7 million, respectively. The most significant increases were as follows: loss on Silverton Bank stock of $186 and FDIC insurance increases and special assessments of $184.

For the six months ended June 30, 2009 MVB earned $761 compared to $577 for the same time period in 2008.

Loan loss provisions of $303 and $301 were made for the six months ended June 30, 2009 and 2008, respectively.

Non-interest income for the six months ended June 30, 2009 and 2008 totaled $1.1 million and $892, respectively. This increase of $236 relates mainly to increases in income on loans held for sale of $138 and other operating income of $72 which was primarily the result of the sale of two OREO properties.

Non-interest expense for the six months ended June 30, 2009 and 2008 totaled $4.1 million and $3.5 million. This $611 increase was mainly the result of the Silverton Bank stock loss, the increased FDIC insurance costs and special assessment and an increase in salaries expense of $89.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2009 and 2008 was 3.25% and 3.45% respectively. During 2008 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 4.25%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 6.41% at June 30, 2008 to 5.49% at June 30, 2009.

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

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$464	$—	—%	$2,752	$13	1.89%
Certificates of deposit in other banks	30,432	174	2.29	—	—	—
Investment securities	21,451	286	5.33	27,221	335	4.92
Loans:
Commercial	141,361	1,940	5.49	116,520	1,868	6.41
Tax exempt	11,536	124	4.30	7,888	91	4.61
Consumer	13,679	245	7.16	13,875	250	7.21
Real estate	51,305	767	5.98	46,943	783	6.67

Total loans	217,881	3,076	5.65	185,226	2,992	6.46

Total earning assets	270,228	3,536	5.23	215,199	3,340	6.21
Cash and due from banks	4,696			4,460
Other assets	16,169			14,807

Total assets	$291,093			$234,466

Liabilities
Deposits:
Non-interest bearing demand	$22,248	$—%		$19,266	$—%

NOW	31,945	101	1.26	17,437	17	0.39
Money market checking	27,955	73	1.04	31,645	125	1.58
Savings	7,166	2	0.11	6,877	5	0.29
IRAs	8,675	83	3.83	7,235	83	4.59
CDs	127,895	886	2.77	86,715	975	4.50
Repurchase agreements & FFS	16,761	38	0.91	16,791	68	1.62
FHLB borrowings	15,542	129	3.32	16,657	165	3.96
Long-term debt	4,124	29	2.81	4,124	46	4.46

Total interest-bearing liabilities	240,063	1,341	2.23	187,481	1,484	3.17

Other liabilities	2,195			1,525

Total liabilities	264,506			208,272

Stockholders’ equity
Common stock	1,622			1,595
Paid-in capital	20,370			20,084
Treasury Stock	(511)			(199)
Retained earnings	5,391			4,955
Accumulated other comprehensive income	(285)			(241)

Total stockholders’ equity	26,587			26,194

Total liabilities and stockholders’ equity	$291,093			$234,466

Net interest spread			3.00			3.04
Impact of non-interest bearing funds on margin			.25			.41

Net interest income-margin		$2,195	3.25%		$1,856	3.45%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$395	$—	—%	$2,199	$24	2.18%
Certificates of deposit in other banks	24,344	294	2.42	—	—	—
Investment securities	23,020	589	5.12	27,459	689	5.02
Loans:
Commercial	138,960	3,808	5.48	115,222	3,938	6.84
Tax exempt	11,099	241	4.34	7,431	177	4.76
Consumer	13,613	489	7.18	13,959	509	7.29
Real estate	49,949	1,520	6.09	47,106	1,596	6.78

Total loans	213,621	6,058	5.67	183,718	6,220	6.77

Total earning assets	261,380	6,941	5.31	213,376	6,933	6.50
Cash and due from banks	5,191			4,446
Other assets	16,357			14,701

Total assets	$282,928			$232,523

Liabilities
Deposits:
Non-interest bearing demand	$22,736	$–	—%	$19,642	$–%

NOW	27,502	141	1.03	15,952	46	0.58
Money market checking	26,847	138	1.03	30,628	317	2.07
Savings	7,287	4	0.11	6,543	13	0.40
IRAs	8,273	161	3.89	7,154	166	4.64
CDs	121,019	1,753	2.90	87,258	2,029	4.65
Repurchase agreements & FFS	18,026	77	0.85	18,071	181	2.00
FHLB borrowings	18,717	275	2.94	16,400	359	4.38
Long-term debt	4,124	65	3.15	4,124	111	5.38

Total interest-bearing liabilities	231,795	2,614	2.26	186,130	3,222	3.46

Other liabilities	2,054			1,573

Total liabilities	256,585			207,345

Stockholders’ equity
Common stock	1,618			1,567
Paid-in capital	20,329			19,560
Treasury Stock	(487)
Retained earnings	5,188			4,373
Accumulated other comprehensive income	(305)			(322)

Total stockholders’ equity	26,343			25,178

Total liabilities and stockholders’ equity	$282,928			$232,523

Net interest spread			3.06			3.04
Impact of non-interest bearing funds on margin			.26			.44

Net interest income-margin		$4,327	3.32%		$3,711	3.48%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $710 in the second quarter of 2009 compared to $471 in the second quarter of 2008. This increase of $239 is the result of an increase of $104 in income on loans held for sale, and increase of $90 in other operating income, mostly the result of gains on sale of two OREO properties and an increase of $50 in service charge income.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the second quarter of 2009, non-interest expense totaled $2.2 million compared to $1.7 million in the second quarter of 2008. MVB’s efficiency ratio was 76.97% for the second quarter of 2009 compared to 74.34% for the second quarter of 2008. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.

Salaries and benefits totaled $1.0 million for the quarter ended June 30, 2009 compared to $995 for the quarter ended June 30, 2008. This $33 increase in salaries and benefits is mainly the result of $26 less in deferred direct loan costs. MVB had 73 full-time equivalent personnel at June 30, 2009 compared to 78 full-time equivalent personnel as of June 30, 2008. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2009 and 2008, occupancy expense totaled $144 and $126, respectively. This $18 increase was the result of increased utility costs of $5 and repairs and maintenance of $7.

Other operating expense totaled $421 in the second quarter of 2009 compared to $197 in the second quarter of 2008. The largest items relating to this increase of $224 were a $184 increase in FDIC insurance and increased loan costs of $16.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .52% and 5.75% for the second quarter of 2009 compared to .54% and 4.79% in the second quarter of 2008.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2009 compared to 2008. The most significant areas of change between the quarters ended June 30, 2009 and June 30, 2008 were as follows: CDs with banks grew to an average balance of $30.4 million from an average of $0, loans increased to an average balance of $217.9 million from $185.2 million and interest-bearing liabilities grew to an average balance of $240.1 million from $187.5 million. These trends reflect the continued growth of MVB in the loan and deposit areas.

Total assets at June 30, 2009 were $305.8 million or an increase of $47.1 million since December 31, 2008. The greatest areas of increase were $25.0 million in certificates of deposits with other banks and $15.1 million in loan growth, principally in the commercial loan area in the Harrison County region.

Deposits totaled $240.9 million at June 30, 2009 or an increase of $67.9 million since December 31, 2008. $28 of this increase is the result of acquiring brokered deposits of 6 month and 12 month terms and matching them with certificates of deposits with other banks for those same terms to gain spreads of at least 75 basis points to enhance revenue as well as the offering of a new brokerage buster product which produced $13.8 million in new deposits and normal growth. Repurchase agreements totaled $16.6 million and have decreased $5.3 million since December 31, 2008. This is partially the result of normal business fluctuations, along with commercial customers moving money to non-interest bearing accounts because of the lack of rate in the market.

Federal Home Loan Bank borrowings decreased by $16.6 million from December 31, 2008, the result of increased funding levels from the brokerage buster account and other deposit growth.

Stockholders’ equity has increased approximately $784 from December 31, 2008 due to earnings for the six months ended June 30, 2009 of $761.

Cash and Cash Equivalents

Cash and cash equivalents totaled $7.0 million as of June 30, 2009 compared to $4.7 million as of December 31, 2008.

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

Investment Securities

Investment securities totaled $20.0 million as of June 30, 2009 and $26.6 million as of December 31, 2008. Government sponsored agency securities comprise the majority of the portfolio. This $6.6 million decrease is the result of high yielding investments being called from the portfolio and not being replaced with similar items, due to loan demand and the lesser need for investments to pledge to secure repurchase agreements.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	June 30 2009	December 31 2008

Commercial and nonresidential real estate	$151,384	$137,872
Residential real estate	53,992	52,303
Consumer and other	12,963	13,066

Total loans	$218,339	$203,241

Loan Concentration

At June 30, 2009, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $240.9 million at June 30, 2009.

Non interest bearing deposits remain a core funding source for MVB. At June 30, 2009, non-interest bearing deposits totaled $33.1 million compared to $22.5 million at December 31, 2008. $12.6 million of this total relates to a deposit received on June 30, 2009 which when collected will move to repurchase agreements. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $207.8 million at June 30, 2009 compared to $150.6 million at December 31, 2008. Average interest-bearing liabilities totaled $240.1 million during the second quarter of 2009 compared to $187.5 million for the second quarter of 2008. Average non-interest bearing demand deposits totaled $22.2 million for the second quarter of 2009 compared to $19.3 million for the second quarter of 2008. Management will continue to emphasize deposit gathering in 2009 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At June 30, 2009, repurchase agreements totaled $16.6 million compared to $21.9 million at December 31, 2008. In addition to the aforementioned funds alternatives, MVB has access to more than $42.6 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

At June 31, 2009, accumulated other comprehensive (loss) totaled $(368) compared to $(315) at December 31, 2008.

Capital stock shares increased by $25, the result of the exercise of stock options granted under MVB’s incentive stock plan.

Treasury stock shares increased by $224 as MVB repurchased 11,167 shares.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2008 Form 10-K. At June 30, 2009, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2009 and December 31, 2008 was $35.5 million and $46.5 million, respectively Market Risk.

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

Future Outlook

The bank’s results of operations in the second quarter of 2009 are an improvement over the second quarter of 2008 mainly due to the improvement in net interest income. At this time in 2008 rates had decreased dramatically in a short period of time, decreasing yields on the loan portfolio while deposit rates remained high. Over the course of 2008 and early 2009 MVB has reduced the cost of funds to offset the reduction in interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.	Controls and Procedures

No response required.

Item 4(T).	Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2009, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No response required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

MVB’s Annual Shareholder’s Meeting was held on May 19, 2009. Two items were submitted to the Shareholders for consideration. The items and vote are noted below:

Item 1. To elect six directors for a three-year term:

For	Against	Abstain
1,124,296	4,761	0

Item 2. To ratify the appointment of S.R. Snodgrass, A.C., as Independent Certified Public Accountants for the year 2008.

For	Against	Abstain
1,125,788	835	2,434

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits were filed with Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and are incorporated by reference herein.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.1-1	Articles of Incorporation – Amendment

Exhibit 3.2	Bylaws

(b)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2009	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer