Form 10-Q
period 2009-09-30
MVB FINANCIAL CORP
filed 2009-11-16
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

As of November 13, 2009, the number of shares outstanding of the issuer’s only class of common stock was 1,629,971.

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-14 of this report.

	Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	2
	Consolidated Statements of Income for the Nine and Three Months ended September 30, 2009 and 2008	3
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 15-25 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures	25

Item 4T.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30 2009	December 31 2008
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$2,531	$4,710
Interest bearing balances – FHLB	15,403	40
Certificates of deposits in other banks	37,294	7,000
Investment securities:
Securities held-to-maturity, at cost	6,891	8,796
Securities available-for-sale, at approximate market value	37,000	17,795

Loans:	223,958	203,241
Less: Allowance for loan losses	(2,126)	(1,860)

Net loans	221,832	201,381
Loans held for sale	2,284	1,115
Bank premises, furniture and equipment, net	7,853	8,060
Accrued interest receivable and other assets	10,928	9,809

Total assets	$342,016	$258,706

Liabilities
Deposits
Non-interest bearing	$22,770	$22,495
Interest bearing	231,666	150,570

Total deposits	254,436	173,065

Accrued interest, taxes and other liabilities	2,270	1,835
Repurchase agreements	38,900	21,904
Federal Home Loan Bank borrowings	15,249	31,942
Long-term debt	4,124	4,124

Total liabilities	314,979	232,870

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	–—	—
Common stock, $1 par value, 4,000,000 authorized, 1,629,971 and 1,603,622 issued	1,629	1,604
Additional paid-in capital	20,453	20,175
Treasury Stock, 26,636 and 15,469 shares, respectively	(523)	(299)
Retained earnings	5,822	4,671
Accumulated other comprehensive income (loss)	(344)	(315)

Total stockholders’ equity	27,037	25,836

Total liabilities and stockholders’ equity	$342,016	$258,706

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2009	2008	2009	2008
Interest income
Interest and fees on loans	$8,838	$8,993	$3,021	$2,950
Interest on deposits with other banks	483	25	189	1
Interest on investment securities – taxable	851	1,004	283	331
Interest on tax exempt loans and securities	422	298	160	105

Total interest income	10,594	10,320	3,653	3,387

Interest expense
Deposits	3,401	3,717	1,204	1,147
Repurchase agreements	158	253	81	71
Federal Home Loan Bank borrowings	403	530	128	171
Long-term debt	89	157	24	46

Total interest expense	4,051	4,657	1,437	1,435

Net interest income	6,543	5,663	2,216	1,952

Provision for loan losses	474	448	171	147

Net interest income after provision for loan losses	6,069	5,215	2,045	1,805

Other income
Service charges on deposit accounts	566	516	194	187
Income on bank owned life insurance	133	135	50	45
Visa debit card income	206	188	77	66
Income on loans held for sale	453	318	119	122
Other operating income	286	198	76	59
Gain on sale of securities	—	16	—	—

Total other income	1,644	1,371	516	479

Other expense
Salary and employee benefits	3,139	3,015	1,056	1,021
Occupancy expense	424	391	138	136
Equipment expense	297	298	106	102
Data processing	396	401	138	144
Visa debit card expense	173	160	65	56
Advertising	228	172	94	44
Legal and accounting fees	103	80	34	31
Printing, stationery and supplies	75	80	25	27
Other taxes	133	117	44	44
Loss on security impairment	186	700	—	700
FDIC insurance	324	81	95	27
Other operating expenses	673	499	252	169

Total other expense	6,151	5,994	2,047	2,501

Income before income taxes	1,562	592	514	(217)

Income tax expense	412	321	125	89

Net income	$1,150	$271	$389	$(306)

Basic net income per share	$0.71	$0.17	$0.24	$(0.19)
Diluted net income per share	$0.70	$0.17	$0.23	$(0.19)
Basic weighted average shares outstanding	1,622,183	1,577,824	1,629,971	1,598,617
Diluted weighted average shares outstanding	1,648,132	1,617,498	1,655,920	1,638,290

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30
	2009	2008
Operating activities
Net income	$1,150	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	474	448
Deferred income tax (benefit)/expense	(71)	17
Depreciation	332	329
Stock option expense	11	11
Loans originated for sale	(42,155)	(27,448)
Proceeds of loans sold	40,986	27,090
Amortization, net of accretion	56	705
(Decrease) in interest receivable and other assets	(28)	(814)
Increase/(decrease) in accrued interest, taxes, and other liabilities	435	(351)

Net cash provided by operating activities	1,190	258
Investing activities
(Increase) in loans made to customers	(20,925)	(12,949)
Purchases of premises and equipment	(125)	(202)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(15,363)	429
Purchases of certificates of deposit in other banks	(47,863)	—
Maturities of certificates of deposit in other banks	17,569	—
Purchases of investment securities available-for-sale	(29,509)	(13,511)
Proceeds from sales, maturities and calls of securities available-for-sale	10,190	16,735
Proceeds from sales, maturities and calls of securities held to maturity	5,601	—
Purchases of investment securities held-to-maturity	(3,688)	(4,000)
Purchase of bank owned life insurance	(1,000)	—

Net cash (used in) investing activities	(85,113)	(13,498)
Financing activities
Net increase in deposits	81,371	14,026
Net increase/(decrease) in repurchase agreements	16,996	(618)
Net (decrease)/increase in Federal Home Loan Bank Borrowings	(16,693)	763
Purchase of treasury stock	(223)	(31)
Proceeds of stock offering	—	1,735
Common stock options exercised	293	13

Net cash provided by financing activities	81,744	15,888

(Decrease)/increase in cash and cash equivalents	(2,179)	2,648
Cash and cash equivalents - beginning of period	4,710	$4,926

Cash and cash equivalents - end of period	$2,531	$7,574

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$4,012	$4,707
Income taxes	$467	$645

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management has reviewed events occurring through November 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Note 2. Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2009 and 2008 was $474 and $448, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at September 30, 2009, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	September 30
(Dollars in thousands)	2009	2008
Allowance for loan losses
Balance, beginning of period	$1,860	$1,733

Loan charge-offs	(257)	(415)
Loan recoveries	49	8

Net charge-offs	(208)	(407)
Loan loss provision	474	448

Balance, end of period	$2,126	$1,774

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30
(Dollars in thousands)	2009		2008
Non-accrual loans:
Commercial	$		$278
Real Estate		972	198
Consumer		13	—

Total non-accrual loans		985	476
Renegotiated loans		—	—

Total non-performing loans		985	476
Other real estate, net		476	657

Total non-performing assets		$1,461	$1,133

Accruing loans past due 90 days or more		$2,156	$—
Non-performing loans as a % of total loans		.44%	.59%
Allowance for loan losses as a % of non-performing loans		215.84%	377.69%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of September 30, 2009 and December 31, 2008, the Company had repurchase agreements of $38.9 million and $21.9 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at September 30, 2009 was approximately $31.3 million.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Borrowings from the FHLB were as follows:

	September 30 2009	December 31 2008

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	1,031	1,087

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	665	676

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,390	1,417

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,113	1,127

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	933	944

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,056	1,068

Floating interest rate note, originating March 2003, due December 2011, interest of 0.66% payable monthly.	—	18,545

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,061	1,078

Fixed interest rate note originating March 2008, due March 2009, interest of 2.26% payable quarterly.	—	2,000

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

Fixed interest rate note originating May 2009, due May 2010, interest of .72% payable quarterly.	5,000	—

	$15,249	$30,942

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of September 30, 2009 and 2008 and interest expense of $89 and $157 for the periods ended September 30, 2009 and 2008.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The bank had borrowed $1,000 at the Federal Reserve discount window for 90 days beginning December 2008, maturing March 2009 at a rate of 1.25%. The bank had no borrowings at the discount window as of September 30, 2009 and a borrowing capacity of 26.9 million.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2009	51
2010	5,210
2011	221
2012	232
2013	2,000
Thereafter	11,659

19,373

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the nine and three month periods ended September 30, 2009 and September 30, 2008.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Unrealized gain (losses) on securities available for sale	$40	$264	$(49)	$161
Pension liability adjustment	—	—	—	—
Tax effect	(16)	(106)	20	(64)

Net of tax effect	24	158	(29)	97
Net income as reported	389	(306)	1,150	271

Total comprehensive income	$413	$(148)	$1,121	$368

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2009 and 2008, stock options to purchase 124,158 and 134,658 shares at an average price of $15.82 and $15.82, respectively, were outstanding. For the three months ended September 30, 2009 and 2008, the dilutive effect of stock options was 25,949 and 39,673 shares, respectively.

Note 6 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this standard is not expected to have a material effect on the Company’s results of operations.

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

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP No. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position. Effective January 1, 2008, the Company adopted FAS 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FAS 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FAS 157 hierarchy are as follows:

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

			September 30, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets:
Investment securities, available for sale		37,000		37,000

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	September 30, 2009
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	2,531	2,531
Interest bearing balances	52,697	52,697
Securities available-for-sale	37,000	37,000
Securities held-to-maturity	6,891	7,046
Loans	221,832	224,889
Accrued interest receivable	1,094	1,094

	$322,045	$325,257

Financial liabilities:
Deposits	$254,436	$254,436
Repurchase agreements	38,900	38,900
Federal Home Loan Bank Borrowings	15,249	14,054
Accrued interest payable	522	522
Long-term debt	4,124	4,124

	$313,231	314,527

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

Amortized cost and approximate market values of investment securities held-to-maturity at September 30, 2009, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
Municipal securities	$4,387	$85	$—	$4,472
U. S. Agency securities	2,504	70	—	2,574

	$6,891	$155	$—	$7,046

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortized cost and approximate market values of investment securities available-for-sale at September 30, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Market Value
U. S. Agency securities	$15,653	$244	$—	$15,897
Mortgage-backed securities	20,951	91	(63)	20,979
Other securities	124	—	—	124

	$36,728	$335	$(63)	$37,000

The following tables summarize amortized cost and approximate market values of securities by maturity:

	September 30, 2009
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Market Value	Amortized Cost	Approximate Market Value
Within one year	$—	$—	$1,887	$1,934
After one year, but within five	276	285	9,777	9,815
After five years, but within ten	2,186	2,212	1,744	1,771
After ten Years	4,429	4,549	23,320	23,480

Total	$6,891	$7,046	$36,728	$37,000

The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2009, the details of which are included in the following table. Although these securities, if sold at September 30, 2009 would result in a pretax loss of $63, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2009, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At September 30, 2009, total temporary impairment totaled $63.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies(-)	$—	$—	$—	$—
Mortgage-backed securities(14)	7,246	(63)	—	—
Municipal securities(-)	—	—	—	—

	$7,246	$(63)	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At September 30, 2009 and for the Nine and Three Months Ended September 30, 2009 and 2008:

	Nine Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Net income to:
Average assets	.52%	.15%	.48%	(.51)%
Average stockholders’ equity	5.78	1.41	5.69	(4.73)
Net interest margin	3.22	3.51	3.06	3.57

Average stockholders’ equity to average assets	8.96	10.83	8.36	10.80
Total loans to total deposits (end of period)	88.02	113.18	88.02	113.18
Allowance for loan losses to total loans (end of period)	.95	0.91	.95	0.91
Efficiency ratio	75.13	85.21	74.93	102.88
Capital ratios:
Tier 1 capital ratio	11.97	14.14	11.97	14.14
Risk-based capital ratio	12.84	15.03	12.84	15.03
Leverage ratio	9.14	11.83	9.14	11.83
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$16.60	$16.07	$16.60	$16.07
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.71	.17	.24	(.19)
Diluted earnings per share	.70	.17	.23	(.19)

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2009, MVB earned $389 compared to $(306) in the third quarter of 2008. Net interest income increased by $264 and other expenses decreased by $454. The increase in interest income of $264 was mostly the result of a CD program in which MVB purchased CDs in other banks and funded those investments with lower cost funding sources to earn $189 during the third quarter of 2009. Additionally, interest and fee income on loans increased by $71, the result of increasing the average loan portfolio by $5.5 million during the quarter. The decrease in other operating expenses was principally the result of the 2008 loss of $700 on the impairment of FHLMC preferred stock.

Loan loss provisions of $171 and $147 were made for the quarters ended September 30, 2009 and 2008, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2009 and 2008 totaled $516 and $479, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $194 at September 30, 2009 and income on loans held for sale which totaled $119. Other operating income increased by $17, mainly the result of mortgage underwriting income which the bank did not have access to in 2008.

Non-interest expense for the quarters ended September 30, 2009 and 2008 totaled $2.0 million and $2.5 million, respectively. The most significant difference was the $700 loss on impairment of FHLMC preferred stock in 2008.

For the nine months ended September 30, 2009 MVB earned $1.1 million compared to $271 for the same time period in 2008.

Loan loss provisions of $474 and $448 were made for the nine months ended September 30, 2009 and 2008, respectively.

Non-interest income for the nine months ended September 30, 2009 and 2008 totaled $1.6 million and $1.4 million, respectively. This increase of $273 relates mainly to increases in income on loans held for sale of $135 and other operating income of $88 which was primarily the result of the sale of two OREO properties.

Non-interest expense for the nine months ended September 30, 2009 and 2008 totaled $6.1 million and an in $6.0 million. Backing out the Silverton Bank stock loss of $186 in 2009 and the FHLMC preferred stock loss of $700 in 2008, total other expenses increased $671. This increase was mainly the result of increased FDIC insurance costs of $243, increased other operating expenses of $174, increased salaries expense of $124 and increased advertising expense of $56.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2009 and 2008 was 3.06% and 3.57% respectively. This decline can be mainly traced to the certificate of deposit arbitrage program the bank implemented at the end of 2008. MVB has purchased on average $28 million in certificates of deposit with other banks over the last nine months, funding those purchases with brokered deposits and earning a spread between 75 and 150 basis points on the transactions with little to no risk. Without these transactions the bank’s net interest margin would have been 3.46%, rather than the 3.06%. However without the transactions the bank would have earned roughly $300 less. During 2008 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 4.25%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 6.27% at September 30, 2008 to 5.49% at September 30, 2009.

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

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended Sept. 30, 2009			Three Months Ended Sept. 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$2,270	$4	0.70%	$220	$1	1.82%
Certificates of deposit in other banks	34,729	185	2.13	—	—	—
Investment securities	29,591	312	4.22	27,927	338	4.84
Loans:
Commercial	144,106	1,978	5.49	121,698	1,907	6.27
Tax exempt	12,299	132	4.29	8,401	98	4.67
Consumer	14,004	253	7.23	13,989	255	7.29
Real estate	53,006	789	5.95	46,601	788	6.76

Total loans	223,415	3,152	5.64	190,689	3,048	6.39

Total earning assets	290,005	3,653	5.04	218,836	3,387	6.19
Cash and due from banks	15,255			5,025
Other assets	16,922			15,623

Total assets	$322,182			$239,484

Liabilities
Deposits:
Non-interest bearing demand	$22,487	$–%		$20,938	$–%

NOW	47,803	196	1.64	16,035	18	0.45
Money market checking	29,301	86	1.17	30,678	115	1.50
Savings	6,844	1	0.06	7,142	4	0.22
IRAs	9,182	84	3.66	7,226	81	4.48
CDs	125,223	837	2.67	87,932	928	4.22
Repurchase agreements & FFS	32,773	81	0.99	19,760	72	1.46
FHLB borrowings	15,323	128	3.34	18,404	171	3.72
Long-term debt	4,124	24	2.33	4,124	46	4.46

Total interest-bearing liabilities	270,573	1,437	2.12	191,301	1,435	3.00

Other liabilities	2,200			1,378

Total liabilities	295,260			213,617

Stockholders’ equity
Common stock	1,630			1,599
Paid-in capital	20,451			20,095
Treasury Stock	(523)			(199)
Retained earnings	5,735			4,915
Accumulated other comprehensive income	(371)			(543)

Total stockholders’ equity	26,922			25,867

Total liabilities and stockholders’ equity	$322,182			$239,484

Net interest spread			2.92			3.19
Impact of non-interest bearing funds on margin			.14			.38

Net interest income-margin		$2,216	3.06%		$1,952	3.57%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$1,027	$4	0.52. %	$1,551	$25	2.15%
Certificates of deposit in other banks	27,844	479	2.29	—	—	—
Investment securities	25,234	901	4.76	27,698	1,027	4.94
Loans:
Commercial	140,694	5,786	5.48	117,396	5,845	6.64
Tax exempt	11,503	373	4.32	7,757	275	4.73
Consumer	13,745	742	7.20	13,969	764	7.29
Real estate	50,979	2,309	6.04	46,937	2,384	6.77

Total loans	216,921	9,210	5.66	186,059	9,268	6.64

Total earning assets	271,026	10,594	5.21	215,308	10,320	6.39
Cash and due from banks	8,582			5,646
Other assets	16,548			15,100

Total assets	$296,156			$236,054

Liabilities
Deposits:
Non-interest bearing demand	$22,652	$–	—%	$21,099	$–%

NOW	34,343	337	1.31	15,980	64	0.53
Money market checking	27,674	224	1.08	30,645	432	1.88
Savings	7,138	5	0.09	6,744	17	0.34
IRAs	8,579	245	3.81	7,178	247	4.59
CDs	122,436	2,590	2.82	87,484	2,957	4.61
Repurchase agreements & FFS	22,996	159	0.92	18,638	253	1.81
FHLB borrowings	17,573	403	3.06	17,073	530	4.14
Long-term debt	4,124	88	2.85	4,124	157	5.08

Total interest-bearing liabilities	244,863	4,051	2.21	187,866	4,657	3.31

Other liabilities	2,103			1,527

Total liabilities	269,618			210,492

Stockholders’ equity
Common stock	1,622			1,578
Paid-in capital	20,370			19,740
Treasury Stock	(499)			(192)
Retained earnings	5,373			4,861
Accumulated other comprehensive income	(328)			(425)

Total stockholders’ equity	26,538			25,562

Total liabilities and stockholders’ equity	$296,156			$236,054

Net interest spread			3.01			3.09
Impact of non-interest bearing funds on margin			.21			.42

Net interest income-margin		$6,543	3.22%		$5,663	3.51%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $516 in the third quarter of 2009 compared to $479 in the third quarter of 2008. This increase of $37 is the result of an increase of $17 in other operating income and an increase of $11 in Visa debit card income.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the third quarter of 2009, non-interest expense totaled $2.0 million compared to $.2.5 million in the third quarter of 2008. MVB’s efficiency ratio was 74.93% for the third quarter of 2009 compared to 102.88% for the third quarter of 2008. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. These variances were mainly the result of the 2008 FHLMC preferred stock impairment of $700.

Salaries and benefits totaled $1.1 million for the quarter ended September 30, 2009 compared to $1.0 million for the quarter ended September 30, 2008. This $35 increase in salaries and benefits is mainly the result of $26 less in deferred direct loan costs. MVB had 76 full-time equivalent personnel at September 30, 2009 compared to 78 full-time equivalent personnel as of September 30, 2008. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2009 and 2008, advertising expense totaled $94 and $44, respectively. This $50 increase was the result of increased advertising of the bank’s new core checking account program.

FDIC insurance totaled $95 and $27 for the quarters ended September 30, 2009 and 2008, respectively. This $68 increase was the result of increased premium costs to replenish the fund.

Other operating expense totaled $252 in the third quarter of 2009 compared to $169 in the third quarter of 2008. The most significant items relating to this increase were an increase in collection expense of $30 and an increase in dues of $21. The increased dues are the result of the new core deposit checking account offered in 2009.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .48% and 5.69% for the third quarter of 2009 compared to (.51)% and (4.73)% in the third quarter of 2008.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2009 compared to 2008. The most significant areas of change between the quarters ended September 30, 2009 and September 30, 2008 were as follows: CDs with banks grew to an average balance of $34.7 million from an average of $0, loans increased to an average balance of $217.9 million from $190.7 million and interest-bearing liabilities grew to an average balance of $270.6 million from $191.3 million. These trends reflect the continued growth of MVB in the loan and deposit areas.

Total assets at September 30, 2009 were $342.0 million or an increase of $83.3 million since December 31, 2008. The greatest areas of increase were $30.3 million in certificates of deposits with other banks, $20.7 million in loan growth, principally in the commercial loan area in the Harrison County region and $15.4 million in interest bearing balances.

Deposits totaled $254.4 million at September 30, 2009 or an increase of $81.4 million since December 31, 2008. $28 of this increase is the result of acquiring brokered deposits of 6 month and 12 month terms and matching them with certificates of deposits with other banks for those same terms to gain spreads of at least 75 basis points to enhance revenue as well as the offering of a new brokerage buster product which produced $30.4 million in new deposits and normal growth. Repurchase agreements totaled $38.9 million and have increased $17.0 million since December 31, 2008. This is principally the result of one account which is committed to the bank for a five year term.

Federal Home Loan Bank borrowings decreased by $16.7 million from December 31, 2008, the result of increased funding levels from the brokerage buster account and other deposit growth.

Stockholders’ equity has increased approximately $1.2 million from December 31, 2008 due to earnings for the nine months ended September 30, 2009 of $1.15 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.5 million as of September 30, 2009 compared to $4.7 million as of December 31, 2008.

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

Investment Securities

Investment securities totaled $43.9 million as of September 30, 2009 and $26.6 million as of December 31, 2008. Government sponsored agency securities and mortgage backed securities comprise the majority of the portfolio. This $17.3 million increase is the result of investing the dollars secured through the addition of the five year repurchase agreement account.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	September 30 2009	December 31 2008

Commercial and nonresidential real estate	$152,433	$137,872
Residential real estate	58,488	52,303
Consumer and other	13,037	13,066

Total loans	$223,958	$203,241

Loan Concentration

At September 30, 2009, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $254.4 million at September 30, 2009.

Non interest bearing deposits remain a core funding source for MVB. At September 30, 2009, non-interest bearing deposits totaled $22.8 million compared to $22.5 million at December 31, 2008. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $231.7 million at September 30, 2009 compared to $150.6 million at December 31, 2008. Average interest-bearing liabilities totaled $270.6 million during the third quarter of 2009 compared to $191.3 million for the third quarter of 2008. Average non-interest bearing demand deposits totaled $22.5 million for the third quarter of 2009 compared to $20.9 million for the third quarter of 2008. Management will continue to emphasize deposit gathering in 2009 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At September 30, 2009, repurchase agreements totaled $38.9 million compared to $21.9 million at December 31, 2008. In addition to the aforementioned funds alternatives, MVB has access to more than $31.3 million through additional advances from the Federal Home Loan Bank of Pittsburgh, $26.9 million from the Federal Reserve discount window and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

At September 30, 2009, accumulated other comprehensive (loss) totaled $(344) compared to $(315) at December 31, 2008.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2008 Form 10-K. At September 30, 2009, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2009 and December 31, 2008 was $35.2 million and $46.5 million, respectively.

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

Future Outlook

The bank’s results of operations in the third quarter of 2009 are an improvement over the third quarter of 2008 mainly due to the improvement in net interest income. At this time in 2008 rates had decreased dramatically in a short period of time, decreasing yields on the loan portfolio while deposit rates remained high. Over the course of 2008 and 2009 MVB has reduced the cost of funds to offset the reduction in interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.	Controls and Procedures

No response required.

Item 4(T).	Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2009, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 13, 2009	MVB Financial Corp.

	By:	/S/ LARRY F. MAZZA
Larry F. Mazza
President and Chief Executive Officer

	By:	/S/ ERIC L. TICHENOR
Eric L. Tichenor
Chief Financial Officer