Form 10-K
period 2009-12-31
MVB FINANCIAL CORP
filed 2010-03-15
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

[None]

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par	None

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through March 11, 2010, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $20,553,000. For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 18, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 11, 2010, the Registrant had 1,629,971 shares of common stock outstanding with a par value of $1.

PART I

ITEM 1.	BUSINESS

MVB Financial Corp., or MVB, was formed on January 1, 2004 as a bank holding company. MVB Bank, Inc., or the Bank, was formed on October 30, 1997 and chartered under the laws of the state of West Virginia. The Bank commenced operations on January 4, 1999. During the fourth quarter of 2004, MVB formed two second-tier holding companies MVB Marion, Inc. and MVB Harrison, Inc., which have since been merged to form MVB Central, Inc. to manage the banking operations of MVB, the sole bank subsidiary, in those markets. In August of 2005, MVB opened a full service office in neighboring Harrison County. During October of 2005 MVB purchased a branch office in Jefferson County, situated in West Virginia’s eastern panhandle. In 2006 MVB formed another second-tier holding company, MVB East, Inc. to manage the banking operations of MVB in the Jefferson and Berkeley county markets.

MVB operates five offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 2500 Fairmont Avenue inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in Bridgeport, Harrison County, 88 Somerset Boulevard in Charles Town, Jefferson County and 651 Foxcroft Avenue in Martinsburg, Berkeley County. At December 31, 2009, MVB had total assets of $352.8 million, total loans of $232.8 million, total deposits of $264.5 million and total stockholders’ equity of $27.1 million.

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

At December 31, 2009, MVB had 73 full-time and 13 part-time employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion and Harrison county markets, and expansion into West Virginia’s eastern panhandle.

During 2009, MVB continued to focus on growth in the Harrison, Berkeley and Jefferson County areas as the primary method for reaching performance goals. MVB continuously reviews key performance indicators to measure our success.

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

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2009. As of December 2009, the overall state rate was 8.6% compared to 6.6% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 6.6%, while the West Virginia rate increased from 7.5% to 8.6%. At December 31, 2009, Harrison, Jefferson and Berkeley counties showed unemployment rates of 7.5%, 6.5% and 9.6%, respectively. Marion, Harrison and Jefferson County’s rates are better than the state average, and Berkeley County’s rate is worse than the state average. The future direction of unemployment will probably be driven by what occurs economically on a national level.

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

Commercial Loans

At December 31, 2009, MVB had outstanding approximately $152.4 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 65.5% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2009, MVB had outstanding consumer loans in an aggregate amount of approximately $12.9 million or approximately 5.5% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2009, MVB had approximately $67.5 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 29.0% of total loans outstanding.

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

Capital Requirements

Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding the Bank’s risk-based capital requirements, see Note 14 of the Notes to the Financial Statements included in Item 7 of this Form 10-K.

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

Additional information concerning the property and equipment owned or leased by MVB and its subsidiaries is incorporated herein by reference from “Note 4, Bank Premises and Equipment” and “Note 16, Leases” of the Notes to the Financial Statements included in Item 7 of this Form 10-K.

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

Quarterly Market and Dividend Information:

	2009		2008
	Estimated Market Value Per Share	Dividend	Estimated Market Value Per Share	Dividend
Fourth Quarter	$20.00	$0.10	$20.00	$0.10
Third Quarter	20.00	0.00	20.00	0.00
Second Quarter	20.00	0.00	20.00	0.00
First Quarter	20.00	0.00	20.00	0.00

MVB had 1,003 stockholders of record at December 31, 2009. MVB began paying an annual dividend of $.10 per share beginning in December 2008. No dividends were paid prior to 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	124,658	$15.81	118,190
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	124,658	$15.81	118,190

During the fourth quarter of 2009, no stock options under MVB’s equity compensation plan were exercised.

ITEM 6.	SELECTED FINANCIAL DATA

No response required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The following discussion and analysis of the Consolidated Financial Statements of MVB is presented to provide insight into management’s assessment of the financial results and operations of MVB. MVB Bank, Inc. is the sole operating subsidiary of MVB and all comments, unless otherwise noted, are related to the Bank. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-K.

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

Recent Accounting Pronouncements and Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting

Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform to this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this new guidance did not have a material impact on the Company.

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

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the provisions of this accounting standard became effective for the Company’s financial assets and financial liabilities and on January 1, 2009 for nonfinancial assets and nonfinancial liabilities. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures. See Note 18 for the necessary disclosures.

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

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard did not have a material effect on the Company’s financial statements.

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies. The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation – Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009. The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 10.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009. The required disclosures are provided in Note 1.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2009. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Summary Financial Results

MVB earned $1.4 million in 2009 compared to $828,000 in 2008, an increase of $578,000. The earnings equated to a 2009 return on average assets of .45% and a return on average equity of 5.26%, compared to prior year results of .35% and 3.22%, respectively. Basic earnings per share were $.87 in 2009 compared to $.52 in 2008. Diluted earnings per share were $.85 in 2009 compared to $.51 in 2008. The most significant factor in the increase in 2009 profitability was a 1.1 million increase in net interest income. This increase was largely the result of deploying excess capital by investing in bank certificates of deposit funded by wholesale deposits to earn a spread of around 1%, which resulted in additional income of $699,000. The other driver of the increase in net interest income was the reduction in net interest expense of $416,000, the result of the decrease in interest rates on interest-bearing liabilities. Other income increased $402,000, mostly the result of increased volume of income from loans sold to the secondary market and title and underwriting fee income. The other major increase in net income from 2008 was the reduction in investment impairment losses of $514,000. On the expense side, FDIC insurance expense was the largest increase from 2008, with an increase of $336,000. Other expenses increased $255,000, mostly due to increased collection, dues and training expense. Loan loss provision increased $190,000 and salaries expense increased $219,000.

MVB’s yield on earning assets in 2009 was 5.07% in 2009 compared to 6.33% in 2008. This decrease in yield is attributable to the following: an 88 basis point decline in the yield on loans, a 69 basis point decline in the investment portfolio yield and the $32.2 million in other bank certificates of deposit that yielded only 2.13%. Despite extensive competition, total loans increased to $232.8 million at December 31, 2009, from $203.2 million at December 31, 2008. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Deposits increased $91.4 million to $264.5 million at December 31, 2009, from $173.1 million at December 31, 2008, due to the following: 33.9 million in a new product targeting money from brokerage firms, $13.9 million in brokered certificates of deposits used to fund the purchase of certificates of deposits in other banks, $13.1 million in a new checking account called MVChecking, $10.5 million in certificates of deposit and IRAs, $7.5 million in other bank certificates of deposit, $6.9 million in money market deposit accounts, and $6.4 million in CDARSs deposits. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 2.14% in 2009 compared to 3.13% in 2008. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.11% in 2009 compared to 3.58% in 2008.

The Bank maintained a high-quality, short-term investment portfolio during 2009 to provide liquidity in the balance sheet, to fund loan growth, for repurchase agreements and to provide security for state and municipal deposits.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in other banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts and repurchase agreements. Net interest income remains the primary source of revenue for MVB. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 3.11% in 2009 compared to 3.58% in 2008. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2009, the Federal Reserve did not change rates. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2009, net interest income increased by $1.1 million or 13.8% to $8.8 million in 2009 from $7.7 million in 2008. This increase is largely due to the growth in average earning assets, primarily $32.0 million in certificates of deposit with other banks and $30.3 million in loans. Average total earning assets were $282.7 million in 2009 compared to $216.3 million in 2008. Average total loans grew to $219.4 million in 2009 from $189.1 million in 2008. Primarily as a result of this growth, total interest income increased by $650,000, or 4.7%, to $14.3 million in 2009 from $13.7 million in 2008. Average interest-bearing liabilities, mainly deposits, likewise increased in 2009 by $68.7 million. Average interest-bearing deposits grew to $209.3 million in 2009 from $148.2 million in 2008. Total interest expense decreased by $416,000 or 7.0%, to $5.5 million in 2009 from $5.9 million in 2008. This decrease in interest expense was the result of a 99 basis point decrease in interest cost from 2008 to 2009.

MVB’s yield on earning assets changed during 2009 as follows: The loan portfolio yield decreased by 88 basis points and MVB’s investment portfolio yield decreased by 69 basis points while funding yields decreased by 99 basis points.

The cost of interest-bearing liabilities decreased to 2.14% in 2009 from 3.13% in 2008. This decrease is primarily the result of reduced cost of funds as follows: Certificates of deposit costs decreased 161 basis points, Repurchase agreement costs decreased 62 basis points, FHLB borrowing costs decreased 67 basis points and MMDA costs decreased 59 basis points.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2009			2008
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
(Dollars in thousands)
Interest-bearing deposits in banks	$2,784	$14	0.50%	$1,177	$26	2.21%
CDs with other banks	32,189	685	2.13	235	8	3.40
Investment securities	30,456	1,298	4.26	27,568	1,365	4.95
Loans
Commercial	141,275	7,723	5.47	119,700	7,712	6.44
Tax exempt	11,497	496	4.31	8,272	386	4.67
Real estate	52,838	3,126	5.92	47,156	3,170	6.72
Consumer	13,746	995	7.24	13,942	1,020	7.32
Allowance for loan losses	(2,088)			(1,778)

Net loans	217,268	12,340	5.68	187,292	12,288	6.56
Total earning assets	282,697	14,337	5.07	216,272	13,687	6.33
Cash and due from banks	8,254			5,514
Other assets	19,236			16,999

Total assets	$310,187			$238,785

Liabilities
Deposits:
Non-interest bearing demand	$22,764	$—		$21,778	$—
NOW	40,308	572	1.42	16,141	76	0.47
Money market checking	28,862	319	1.11	29,948	508	1.70
Savings	7,190	7	0.10	6,804	21	0.31
IRAs	8,805	334	3.79	7,185	327	4.55
CDs	124,094	3,398	2.74	88,090	3,833	4.35
Repurchase agreements and federal funds Sold	27,800	262	0.94	19,420	303	1.56
Federal Home Loan Bank borrowings	17,387	532	3.06	18,173	678	3.73
Long-term debt	4,124	109	2.64	4,124	203	4.92

Total interest-bearing liabilities	258,570	5,533	2.14	189,885	5,949	3.13
Other liabilities	2,107			1,427

Total liabilities	283,441			213,090
Stockholders’ equity
Common stock	1,624			1,584
Paid-in capital	20,392			19,842
Treasury stock	(505)			(219)
Retained earnings	5,540			4,865
Accumulated other comprehensive income	(305)			(377)

Total stockholders’ equity	26,746			25,695

Total liabilities and stockholders’ equity	$310,187			$238,785

Net interest spread			2.93			3.20
Impact of non-interest bearing funds on margin			0.18			0.38

Net interest income-margin		$8,804	3.11%		$7,738	3.58%

Provision for Loan Losses

MVB’s provision for loan losses for 2009 and 2008 were approximately $785,000 and $595,000, respectively. This increase principally relates to the increase in loans outstanding.

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

Non-Interest Income

Fees related to deposit accounts and cash management accounts and income on loans held for sale represent the significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2009 was $2.2 million versus $1.8 million in 2008.

The most significant increase in non-interest income from 2009 to 2008 was $205,000 in income on loans held for sale. This increase is primarily the result of the low rate environment. Other areas of significant increase in non-interest income were service charges on deposit accounts which increased by $89,000 to $770,000 and other operating income which increased by $72,000 to $339,000, largely the result of increased title insurance and underwriting income.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $8.3 million in 2009 versus $7.8 million in 2008. Approximately 51% of non-interest expense for 2009 and 2008, respectively, related to personnel costs. Personnel are the lifeblood of every service organization, which is why personnel cost, is such a significant part of the expenditure mix.

On September 7, 2008 the Federal Housing Finance Agency (FHFA) placed Freddie Mac in conservatorship. Dividends to preferred shareholders like MVB were suspended, which necessitated the mark to market of the stock, which in MVB’s case resulted in a pretax loss of $700,000. In the second quarter of 2009, Silverton Bank, N.A., a correspondent bank in which MVB held stock failed. This resulted in an $186,000 pretax loss to MVB.

Data processing comprised approximately 6.4% and 7.0% of total non-interest expense during 2009 and 2008, respectively. This decrease in data processing expense is mainly the result of increased efficiencies from the use of branch capture technology.

In 2009 other expense increased by 36.2% to $959,000. This was largely the result of increased collection and repossession expense of $56,000, along with increased loan related expenses of $16,000, travel and entertainment costs of $16,000 and dues, memberships and subscription costs of $61,000.

FDIC insurance premiums increased by 311% in 2009, to $444,000. This increase was the result of numerous bank failures during 2009 and the necessity to replenish the deposit insurance fund.

Advertising costs increased by 31.5% to $309,000 in 2009, largely due to the marketing of the new MVChecking product that produced $13.1 million in deposit growth.

2008 compared to 2007

Net interest income increased by $841,000 when comparing 2008 with 2007 results. This increase is largely due to growth in average earning assets, primarily loans, of $30.1 million in 2008. Average interest-bearing liabilities, mainly deposits, increased by $28.0 million in 2008. This increase was due to an increase in average interest-bearing deposits of $19.1 million.

Non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $1.8 million in 2008 compared to $1.6 million in 2007. This increase was due primarily to increased focus on secondary market loans, along with continued increases in service charges on deposit accounts, Visa debit card income, title insurance income, investment commissions and Visa credit card income.

Non-interest expense reached $7.8 million in 2008 compared to $6.2 million in 2007. This increase was the result of the following: a $700,000 loss on impairment of FHLMC stock and salaries expense increase of $537,000 mainly relating to the opening of the Berkeley County office for an entire year.

Income Taxes

MVB incurred income tax expense of $454,000 in 2009 and $263,000 in 2008.

The effective tax rate was 24% in 2009 and 24% 2008.

Return on Assets

MVB’s return on average assets was .45% in 2009, .35% in 2008 and .62% in 2007. The increased return in 2009 is a direct result of the following: $699,000 in income from certificate of deposit investments funded by brokered deposits, $416,000 decrease in interest expense, $514,000 reduction in investment impairment losses, $320,000 increase in income on loans held for sale. On the expense side, FDIC insurance increased by $336,000, other expense increased $255,000, loan loss provision increased $190,000 and salaries and benefits expense increased $219,000.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 5.26% in 2009, compared to 3.22% in 2008 and 5.76% in 2007. The increased return in 2009 is a direct result of the following: $699,000 in income from certificate of deposit investments funded by brokered deposits, $416,000 decrease in interest expense, $514,000 reduction in investment impairment losses, $320,000 increase in income on loans held for sale. On the expense side, FDIC insurance increased by $336,000, other expense increased $255,000, loan loss provision increased $190,000 and salaries and benefits expense increased $219,000.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2008 to 2009. Certificates of deposit with banks increased $42.4 million. Loans increased by $29.6 million to $232.8 million at December 31, 2009. Investments increased by 17.3 million, other assets increased by $3.2 million and interest bearing balances with banks increased by $3.9 million. Finally, stockholders’ equity increased by $1.3 million due to 2009 earnings.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $2.3 million at December 31, 2009, compared to $4.7 million at December 31, 2008.

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

Investment Securities

Investment securities totaled $43.9 million at December 31, 2009, compared to $26.6 million at December 31, 2008.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2009, the amortized cost of MVB’s investment securities totaled $43.6 million, resulting in unrealized gain in the investment portfolio of $244,000.

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

The Company evaluated its holding of Federal Home Loan Bank of Pittsburgh (“FHLB”) stock for impairment and deemed the stock to not be impaired due to the expected recoverability of the par value, which equals the value reflected within the Company’s financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within the FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Company utilizes the impairment framework outlined in paragraph 8(i) of SOP 01-06 and paragraphs 12.21 – 12.25 of the AICPA Audit Guide for Depository and Lending Institutions to evaluate FHLB stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the par value of the FHLB stock holding.

a.	The significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted.

The suspension of stock redemptions and dividend payments will provide the FHLB with the means to build capital. This will reduce the likelihood that any owner of FHLB stock will ultimately incur a loss in the future. In addition, the FHLB’s historical ability and commitment to holding investments until maturity is projected to reduce the unrealized loss within the mortgage portfolio from $13.5 billion to an estimated embedded economic loss of less than $1 billion, which will further enhance capital and the ultimate recoverability of the par value of stock.

b.	Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB.

The Company is not aware of any significant/unusual commitments made by the FHLB that would impact future financial performance, dividend rates, or the ultimate recoverability of the stock holding at par value.

c.	The impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB.

The level of government support received by the FHLB ensures its ability to meet its obligations and therefore provide for the ultimate recoverability of the stock at par value. The level of government support includes access to the U.S. Government-Sponsored Enterprise Credit Facility as a liquidity backstop, which will allow the FHLB to continue serving its customer base. The FHLB has elected to early adopt FAS 115-2 and FAS 124-2 which will limit possible future impairment losses incurred by the FHLB to the credit portion of the decline in value. The Company believes that the level of government support and changes to accounting guidance provide further evidence as to the recoverability of the stock holding at par value.

d.	The liquidity position of the FHLB.

The FHLB maintains contingency liquidity in accordance with Finance Agency and Board of Director policy in addition to access to the U.S. Government-Sponsored Enterprise Credit Facility. Contingency liquidity includes: marketable assets with a maturity of one year or less, self-liquidating assets with a maturity of one year or less, collateral generally accepted in the repurchase market, and lines of credit with financial institutions receiving no less than the second highest credit rating from a nationally recognized rating organization. The level of liquidity will ensure the FHLB continues to service its customers and serves as the base for the ultimate recoverability of the stock holding at par value.

e.	Whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock.

The Company does not deem the holding of FHLB stock to be material in terms of financial performance or liquidity position. The Company does not rely on the payment of dividends from the FHLB as a source of income, but rather the Company considers the stock part of conducting business. While the FHLB is utilized as a source of funding, the Company has other avenues to obtain funding ranging from customer deposits, other financial institutions, CDARS deposits, brokered money and other wholesale sources. The Company’s current liquidity plan does not contemplate any cash generated from the sale of its FHLB capital stock. During second 2009, the Company has been able to reduce its utilization of FHLB funding by $11.8 million. This ability to reduce FHLB funding reliance has highlighted the Company’s ability to attract funding, while illustrating that the importance of liquidating FHLB stock is not essential to the overall liquidity position of the Company.

Loans

MVB’s lending is primarily focused in Marion, Harrison, Berkeley and Jefferson County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $232.8 million as of December 31, 2009, compared to $203.2 million at December 31, 2008.

During 2009, MVB experienced loan growth of $29.6 million, $13.5 million in Harrison County, $8.2 million in Jefferson and Berkeley counties combined and $7.9 million in Marion County. The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area. Residential real estate loans grew $15.2 million and commercial and non-residential real estate loans grew approximately $14.6 million.

At December 31, 2009, commercial loans represented the largest portion of the portfolio approximating 65.5% of the total loan portfolio. Commercial loans totaled $152.4 million at December 31, 2009, compared to $137.9 million at December 31, 2008. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 29.0% of MVB’s total loan portfolio. Residential real estate loans totaled $67.5 million at December 31, 2009, compared to $52.3 million at December 31, 2008. Included in residential real estate loans are home equity credit lines totaling $14.6 million at December 31, 2009, compared to $13.5 million at December 31, 2008. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley and Jefferson County markets.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2009, consumer loan balances totaled $12.9 million compared to $13.1 million at December 31, 2008. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve MVB’s market areas.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2009:

(Dollars in Thousands)	One Year or Less	One Thru Five Years	Due After Five Years	Total
Commercial and nonresidential real estate	$27,630	$66,301	$58,495	$152,426
Residential real estate	11,120	7,536	48,851	67,507
Consumer and other	1,661	8,508	2,745	12,914

Total	$40,411	$82,345	$110,091	$232,847

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2009	2008
Year-end balances:
Commercial, financial and agricultural	152,426	137,872
Real estate	67,507	52,303
Consumer	12,914	13,066

Total	232,847	203,241

Loan Concentration

At December 31, 2009, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses is an estimate, determined on a quarterly basis, based on management’s evaluation of probable known and inherent losses in the Company’s loan portfolio. The allowance for loan losses is based on management’s continuing review and evaluation of the loan portfolio through the review of monthly delinquency reports and the Loan Review Committee. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to internally criticized and nonaccrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio, including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency, and loss experience, as well as other qualitative factors such as current economic trends, local market rumors and related deposit account activity if applicable.

The result of the evaluation of the adequacy at each period presented herein indicated that the allowance for loan losses was considered adequate to absorb losses inherent in the loan portfolio.

At December 31, 2009 and 2008 MVB had impaired loans totaling $461,000 and $1.3 million respectively. Included in these totals were non-accrual loans totaling $0 and $1.1 million respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $2.2 million and $2.7 million, respectively, at December 31, 2009 and 2008.

	December 31
	2009	2008
Loans past due more than 30 days to gross loans	0.95%	1.34%
Loans past due more than 90 days to gross loans	.42%	.54%

MVB incurred net charge-offs of $404,000 in 2009 and $469,000 in 2008. MVB’s provision for loan losses was $785,000 in 2009 and $595,000 in 2008. Net charge-offs represented .19% and .25% in 2009 and 2008, respectively, compared to average outstanding loans for the indicated period.

	2009	2008
Balance, January 1	$1,860	$1,734
Provision	785	595
Charge-offs	453	483
Recoveries	(49)	(14)

Less: Net charge-offs	404	469

Balance, December 31	$2,241	$1,860

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2009	2008
Allocation of allowance for loan losses at December 31:
Commercial	$2,107	$1,268
Real estate	51	258
Consumer	83	334

Total	$2,241	$1,860

Percent of loans to total loans at December 31:
Commercial	66%	68%
Real estate	29	26
Consumer	5	6

Total	100%	100%

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

Non-performing assets and past due loans:

(Dollars in Thousands)	2009	2008
Non-accrual loans
Commercial	$—	$1,063
Real estate	—	18
Consumer	—	15

Total non-accrual loans	—	1,096
Renegotiated loans	—	—

Total non-performing loans	—	1,293
Other real estate, net	1,171	818

Total non-performing assets	$1,171	$2,111

Accruing loans past due 90 days or more	979	—

Non-performing loans as a % of total loans	—	.64%
Allowance for loan losses as a % of non-performing loans	—	144%

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $264.5 million, or 82.8% of MVB’s funding sources at December 31, 2009. This same information at December 31, 2008 reflected $173.1 million in deposits representing 76.3% of such funding sources. Cash management accounts, which are available to large corporate customers, represented 11.2% and 9.6% of MVB’s funding sources at December 31, 2009 and 2008, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2009, non-interest-bearing balances totaled $23.5 million compared to $22.5 million at December 31, 2008 or 8.9% and 13.0% of total deposits respectively.

Interest-bearing deposits totaled $241.0 million at December 31, 2009, compared to $150.6 million at December 31, 2008. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $258.6 million during 2009 compared to $189.9 million during 2008. Average non-interest bearing liabilities totaled $24.9 million during 2009 compared to $23.2 million during 2008. Management will continue to emphasize deposit gathering in 2010 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or more:

(Dollars in Thousands)	2009
Under 3 months	$12,541
Over 3-6 months	9,302
Over 6 to 12 months	11,370
Over 12 months	14,305

Total	$47,518

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank borrowings and repurchase agreements:

(Dollars in Thousands)	2009	2008
Ending balance	$54,839	$53,846
Average balance	45,187	37,592
Highest month-end balance	63,309	53,846
Interest expense	795	981
Weighted average interest rate:
End of Year	1.53%	1.59%
During the Year	1.76%	2.61%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $35.6 million at December 31, 2009, compared to $21.9 million in 2008. Federal Home Loan Bank borrowings totaled $19.2 million at December 31, 2009, compared to $31.9 million at year-end 2008.

Capital/Stockholders’ Equity

During the year ended December 31, 2009, stockholders’ equity increased approximately $1.3 million to $27.1 million. This increase consists of MVB’s net income for the year of $1.4 million. MVB paid dividends of $160,000 in 2009 and $159,000 in 2008.

At December 31, 2009, accumulated other comprehensive income (loss) totaled ($343,000), an increase in the loss of $28,000 from December 31, 2008. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to pension liability, net of income taxes, at December 31, 2009. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2009 and 2008 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2009, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 13.2% at December 31, 2009, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 12.3% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2009, was 8.6% and was also above the well-capitalized standard of 5%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

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

The IALC believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The IALC has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2009.

The following table is provided to show the earnings at risk of MVB as of December 31, 2009.

(Dollars in Thousands)
Immediate Interest Rate Change (one year time frame) (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income December 31, 2009
	Amount	Percent
+200	$10,067	-2.8%
+100	9,975	-3.7%
Base rate	10,355
-100	10,370.14%
-200	$9,759	-5.8%

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

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2009, cash provided by financing activities totaled $92.4 million, while outflows from investing activity totaled $94.6 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2009, is included in Note 7 to the financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $256,000 in 2009 compared to $557,000 in the fourth quarter of 2008. Fourth quarter 2008 income included a $210,000 tax benefit on the FHLMC preferred stock that became impaired during the third quarter of 2008. This equated to basic earnings per share, on a quarterly basis, of $.16 in 2009 and $.22 in 2008, adjusted for the tax benefit. Diluted earnings per share for the fourth quarter of 2009 and 2008 were $.15 and $.22, adjusted for the tax benefit, respectively. Net interest income increased during the fourth quarter and was $2.3 million in the fourth quarter of 2009 compared to $2.1 million in 2008. Non-interest income was $546,000 in the fourth quarter of 2009 compared to $417,000 in 2008. Non-interest expense increased to $2.2 million for the fourth quarter of 2009 from $1.8 million in 2008. Loan loss provision was $311,000 for the fourth quarter of 2009, an increase of $164,000 over the fourth quarter of 2008.

Future Outlook

The Bank’s net income in 2009 was better than in any prior year, despite the challenges of a poor economic climate which included large increases in FDIC insurance premiums, the failure of a correspondent bank which MVB held stock in and increased loan loss provisions and collection expense. MVB believes it is well positioned in some of the finest markets in the state of West Virginia. We believe with continued customer acceptance in our markets and our commitment to customer service, we will continue to capture market share with our emphasis on the highest quality products and technology.

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

MVB Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except number of shares)

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and due from banks	$2,321	$4,710
Interest bearing balances with banks	3,935	40
Certificates of deposit with other banks	49,442	7,000
Investment Securities:
Securities held-to-maturity, at cost	6,594	8,796
Securities available-for-sale, at approximate fair value	37,292	17,795
Loans:	232,847	203,241
Less: Allowance for loan losses	(2,241)	(1,860)

Net Loans	230,606	201,381

Loans held for sale	1,764	1,115
Bank premises, furniture and equipment	7,757	8,060
Accrued interest receivable and other assets	13,051	9,809

TOTAL ASSETS	$352,762	$258,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$23,493	$22,495
Interest bearing	241,038	150,570

Total Deposits	264,531	173,065
Accrued interest, taxes, and other liabilities	2,130	1,835
Repurchase agreements	35,641	21,904
Federal Home Loan Bank borrowings and discount window borrowings	19,198	31,942
Long-term debt	4,124	4,124

Total Liabilities	325,624	232,870

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 5,000 shares authorized, none issued
Common stock, par value $1; 4,000,000 shares authorized; 1,629,971 and 1,603,622 shares issued respectively	1,629	1,604
Additional paid-in capital	20,457	20,175
Treasury Stock, 23,036 and 15,469 shares, respectively	(522)	(299)
Retained earnings	5,917	4,671
Accumulated other comprehensive loss	(343)	(315)

Total Stockholders’ Equity	27,138	25,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,762	$258,706

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands except Share and Per Share Data)

Years ended December 31, 2009 and 2008

	2009	2008
INTEREST INCOME
Interest and fees on loans	$11,844	$11,902
Interest on deposits with other banks	699	34
Interest on investment securities - taxable	1,197	1,334
Interest on tax exempt loans and securities	597	417

Total interest income	14,337	13,687
INTEREST EXPENSE
Interest on deposits	4,630	4,765
Interest on repurchase agreements	262	303
Interest on Federal Home Loan Bank borrowings	533	678
Interest on long-term debt	108	203

Total interest expense	5,533	5,949

NET INTEREST INCOME	8,804	7,738
Provision for loan losses	785	595

Net interest income after provision for loan losses	8,019	7,143

OTHER INCOME
Service charges on deposit accounts	770	681
Income on bank owned life insurance	178	180
Visa debit card income	287	249
Income on loans held for sale	616	411
Other operating income	339	267

	2,190	1,788
OTHER EXPENSES
Salaries and employee benefits	4,241	4,022
Occupancy expense	569	528
Equipment depreciation and maintenance	423	399
Data processing	531	547
Visa debit card expense	238	212
Advertising	309	235
Legal and accounting fees	174	113
Printing, stationery and supplies	98	110
FDIC Insurance	444	108
Other taxes	177	162
Other operating expenses	959	704
Loss on investment impairment	186	700

	8,349	7,840

Income before income taxes	1,860	1,091
Income tax expense	454	263

Net Income	$1,406	$828

Basic net income per share	$0.87	$0.52
Diluted net income per share	$0.85	$0.51
Basic weighted average shares outstanding	1,624,146	1,584,295
Diluted weighted average shares outstanding	1,650,262	1,621,172

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES
Net Income	$1,406	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	785	595
Deferred income tax (benefit)	(39)	(24)
Depreciation	445	441
Stock based compensation	15	15
Loans originated for sale	(53,353)	(34,570)
Proceeds of loans sold	52,704	33,672
Proceeds from sale of other real estate owned	252	—
Loss on sale of other real estate owned	27	—
Amortization, net of accretion	117	16
Loss on investment impairment	186	700
(Increase) in interest receivable and other assets	(3,029)	(1,845)
Increase in accrued interest, taxes, and other liabilities	295	234

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(189)	62

INVESTING ACTIVITIES
(Increase) in loans made to customers	(29,600)	(22,172)
Purchases of premises and equipment	(142)	(257)
Purchases of investment securities available-for-sale	(32,542)	(14,229)
Purchases of investment securities held-to-maturity	(4,899)	(7,000)
(Increase)/decrease in deposits with Federal Home Loan Bank, net	(3,895)	450
Purchases of certificates of deposit with other banks	(61,489)	(7,000)
Proceeds from maturity of certificates of deposit with other banks	19,047	—
Proceeds from sales, maturities and calls of securities available-for-sale	12,851	22,351
Proceeds from maturities and calls of securities held-to-maturity	7,101	—
Purchase of bank owned life insurance	(1,000)	—

NET CASH (USED IN) INVESTING ACTIVITIES	(94,568)	(27,857)

FINANCING ACTIVITIES
Net increase in deposits	91,466	15,617
Net increase/(decrease) in repurchase agreements	13,737	2,087
Proceeds from Federal Home Loan Bank borrowings	9,000	176,550
Principal payments on Federal Home Loan Bank borrowings	(21,744)	(168,191)
Purchase of treasury stock	(223)	(131)
Net proceeds of stock offering	—	1,735
Cash dividend	(160)	(159)
Common stock options exercised	292	71

NET CASH PROVIDED BY FINANCING ACTIVITIES	92,368	27,579

(Decrease) in cash and cash equivalents	(2,389)	(216)
Cash and cash equivalents at beginning of period	4,710	4,926

Cash and cash equivalents at end of period	$2,321	$4,710

Supplemental disclosure of cash flow information
Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$5,488	$5,790
Income taxes	$607	$644

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2009 and 2008

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2007	$1,508	$18,450	$4,140	$(405)	$(168)	$23,525
Comprehensive income:
Cumulative effect of change in accounting for split dollar life insurance arrangements			(138)			(138)
Net Income			828			828
Other comprehensive income(loss) Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $235				352		352

Total Comprehensive Income						1,180
Minimum pension liability adjustment net of tax effect				(262)		(262)
Stock offering	89	1,646				1,735
Cash dividends paid ($0.10 per share)			(159)			(159)
Stock based compensation		15				15
Treasury stock, acquired at cost					(131)	(131)
Common stock options exercised	7	64				71

Balance, December 31, 2008	$1,604	$20,175	$4,671	$(315)	$(299)	$25,836
Comprehensive income:
Net Income			1,406			1,406
Other comprehensive income(loss) Net fair value adjustment on securities available for sale, less reclassification adjustment for realized losses - net of tax effect of $(31)				(46)		(46)

Total Comprehensive Income						1,360
Minimum pension liability adjustment - net of tax effect				18		18
Cash dividends paid ($0.10 per share)			(160)			(160)
Stock based compensation		15				15
Treasury stock, acquired at cost					(223)	(223)
Common stock options exercised	25	267				292

Balance, December 31, 2009	$1,629	$20,457	$5,917	$(343)	$(522)	$27,138

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

Loans Held for Sale

Through Crescent Mortgage Company, Franklin American Mortgage and Freddie MAC, MVB Bank, Inc. has the ability to offer customers long-term fixed rate mortgage products without holding these instruments in the bank’s loan portfolio. After thorough review of the process the Company has concluded that no material derivative instruments exist.

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

Loan Origination Fees and Costs

Accounting standards require that loan origination and commitment fees and direct loan origination costs be deferred and the net amount amortized as an adjustment of the related loan’s yield.

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

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $941 and $956 at December 31, 2009 and 2008, respectively.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $1,911 and $1,479 at December 31, 2009 and 2008, respectively, and is included in other assets in the accompanying balance sheet. The Company also held $187 in Silverton Bank, N.A. stock at December 31, 2008, which during 2009 was written down to $0 due to the failure of Silveton Bank, N.A.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The differences relate principally to accretion of discounts on investment securities, provision for loan losses, minimum pension liability, and differences between book and tax methods of depreciation.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with generally accepted accounting standards. Under these standards the Company is required to record compensation expense for all awards granted after the date of adoption and for any unvested options previously granted.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense. At December 31, 2009 and 2008, the Company held other real estate of $1,171 and $818.

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

Endorsement Split-Dollar Life Insurance Arrangements

Accounting standards required that on January 1, 2008, the Company change its accounting policy and recognize a cumualtive-effect adjustment to retained earnings totaling $138 related to accounting for certain endorsement split-dollar life insurance arrangements.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 financial statement presentation.

Subsequent Events

Management has reviewed events occurring through February 26, 2010, the date the financial statements were issued and no subsequent events transpired requiring accrual or disclosure.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2009, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
Municipal securities	5,594	16	(59)	5,551
U. S. Agency securities	1,000	59	—	1,059

	$6,594	$75	$(59)	$6,610

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2008, including gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
Municipal securities	807	7	(1)	813
U. S. Agency securities	7,989	131	—	8,120

	$8,796	$138	$(1)	$8,933

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
U. S. Agency securities	$16,122	$196	$(18)	$16,300
Mortgage-backed securities	20,802	111	(45)	20,868
Other securities	124	—	—	124

	$37,048	$307	$(63)	$37,292

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2008 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
U. S. Agency securities	$15,025	$327	$—	$15,352
Mortgage-backed securities	2,325	5	(11)	2,319
Other securities	124	—	—	124

	$17,474	$332	$(11)	$17,795

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	December 31, 2009
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Within one year	$—	$—	$1,761	$1,796
After one year, but within five	275	282	10,752	10,763
After five years, but within ten	682	686	1,230	1,249
After ten Years	5,637	5,642	23,305	23,484

Total	$6,594	$6,610	$37,048	$37,292

Investment securities with a carrying value of $24,724 and $21,904 at December 31, 2009 and 2008, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2009, the details of which are included in the following table. Although these securities, if sold at December 31, 2009 would result in a pretax loss of $122, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2009, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At December 31, 2009, total temporary impairment totaled $122.

Description and number of positions	Less than 12 months		12 months or more
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies (9)	$9,013	$(18)	$—	$—
Mortgage-backed securities (13)	9,739	(45)	—	—
Municipal securities (15)	4,127	(59)	—	—

	$22,879	$(122)	$—	$—

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)	2009	2008
Commercial and non-residential real estate	$152,426	$137,872
Residential real estate	67,507	52,303
Consumer and other	12,914	13,066

	$232,847	$203,241

Changes in the allowance for loan losses were as follows for the years ended December 31:

(Dollars in thousands)	2009	2008
Balance at beginning of period	$1,860	$1,734
Losses charged to allowance	(453)	(483)
Recoveries credited to allowance	49	14
Provision for loan losses	785	595

Balance at end of period	$2,241	$1,860

Accounting standards require the Company to consider a loan impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.

Impaired loan information for the years ended December 31:

	2009	2008
Impaired loans with an allocated allowance	$399	$876
Impaired loans without an allocated allowance	62	417
Total impaired loans	$461	$1,293
Allocated allowance on impaired loans	335	162
Average impaired loans	2,369	725
Income recognized on impaired loans	$95	$44

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)	2009	2008
Bank Premises	$7,516	$7,509
Equipment, furniture and fixtures	2,641	2,506

	10,157	10,015
Allowance for depreciation	(2,400)	(1,955)

	$7,757	$8,060

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)	2009	2008
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$60,837	$17,317
Non-interest bearing	23,123	20,304
Time and savings deposits of individuals, partnerships and corporations	172,482	132,924
Deposits of states and political subdivisions	7,319	898
Official checks	770	1,622

Total Domestic Deposits	$264,531	$173,065

Time deposits of over $100 included above	$47,518	$36,725

Maturities of certificates of deposit at December 31, 2009 were as follows:

2010	$82,002
2011	12,802
2012	6,364
2013	7,361
2014	2,953

Total	$111,482

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2009 and 2008, the company held repurchase agreements of $35,641 and $21,904. Information related to repurchase agreements is summarized below:

(Dollars in thousands)	2009	2008
Balance at end of year	$35,641	$21,904
Average balance during the year	27,800	19,420
Maximum month-end balance	46,163	23,783
Weighted-average rate during the year	0.94%	1.56%
Rate at December 31	0.97%	0.69%

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2009 was approximately $70,384. At December 31, 2009 and 2008 the Bank had borrowed $19,198 and $30,942.

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)	2009	2008
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	1,012	1,087
Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	662	676
Floating interest rate note, originating March 2003, due December 2011, interest payable monthly, including interest of 0.59%	—	18,545
Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%	1,380	1,417
Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%	1,109	1,127
Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%	1,051	1,068
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	929	944
Fixed interest rate note, originating May 2009, due May 2010, interest of 0.72% payable quarterly	5,000	—
Fixed interest rate note, originating November 2009, due May 2010, interest of 0.35% payable quarterly	4,000	—
Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%	1,055	1,078
Fixed interest rate note, originating March 2008. due March 2013, interest of 2.37% payable quarterly	2,000	2,000
Fixed interest rate note, originating March 2008. due March 2009, interest of 2.26% payable quarterly	—	2,000

	$19,198	$30,942

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of December 31, 2009 and 2008 and interest expense of $109 and $203 for the years ended December 31, 2009 and 2008.

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

The bank had borrowed $1,000 at the Federal Reserve discount window for 90 days beginning December 2008, maturing March 2009 at a rate of 1.25%

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2010	$9,210
2011	221
2012	232
2013	2,244
2014	1,257
Thereafter	10,158

$23,322

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

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)	2009	2008
Available on lines of credit	$30,814	$44,165
Stand-by letters of credit	1,642	1,814
Other loan commitments	529	563

	$32,985	$46,542

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

NOTE 8. INCOME TAXES

Accounting standards require that the Company use an asset and liability approach that requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

The amount reflected as income taxes represents federal and state income taxes on financial statement income. Certain items of income and expense, primarily the provision for possible loan losses, allowance for losses on foreclosed assets held for resale, depreciation, and accretion of discounts on investment securities are reported in different accounting periods for income tax purposes.

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2009	2008
Current:
Federal	$392	$244
State	101	43

	$493	$287

Deferred expense(benefit)
Federal	$(32)	$(20)
State	(7)	(4)

	(39)	(24)

Income Tax expense	$454	$263

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2009		2008
	Amount	%	Amount	%
Tax at Federal tax rate	$632	34.0%	$371	34.0%
Tax effect of:
State income tax	47	2.5%	27	2.5%
Tax exempt earnings	(226)	-12.2%	(136)	-12.5%
Other	1	0.0%	1	0.0%

	$454	24.3%	$263	24.0%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2009	2008
Depreciation	$318	$255
Unrealized loss on securities available-for-sale	$98	$128
Pension	45	26

Gross deferred tax liabilities	461	409

Allowance for loan losses	(765)	(643)
Minimum pension liability	(326)	(338)

Gross deferred tax (assets)	(1,091)	(981)

Net deferred tax (asset)	$(630)	$(572)

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Repayments	Balance at end of Year
December 31, 2009	$13,517	$2,468	$(947)	$15,038

December 31, 2008	$6,213	$8,832	$(1,528)	$13,517

The Company held related party deposits of $10,941 and $5,981 at December 31, 2009 and December 31, 2008, respectively.

The Company held related party repurchase agreements of $1,585 and $1,867 at December 31, 2009 and December 31, 2008, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $291 and $301 for the years ended December 31, 2009 and 2008.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$1,812	$1,396
Service cost	259	271
Interest cost	112	100
Actuarial loss	221	70
Benefits paid	(15)	(25)

Benefit obligation at end of year	$2,389	$1,812

Change in plan assets:
Fair value of plan assets at beginning of year	$967	$1,058
Actual return on plan assets	284	(386)
Employer contribution	339	320
Benefits paid	(15)	(25)

Fair value of plan assets at end of year	$1,575	$967

Funded status	$(814)	$(845)
Unrecognized net actuarial loss	944	924
Unrecognized prior service cost	9	12

Prepaid pension cost recognized	$139	$91

Accumulated benefit obligation	$1,869	$1,471

At December 31, 2009 and 2008, the weighted average assumptions used to determine the benefit obligation are as follows:

Discount rate	6.00%	6.25%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

Service cost	$260	$232
Interest cost	112	86
Expected return on plan assets	(116)	(87)
Amortization of prior service costs	2	2
Amortization of loss	33	25

Net periodic pension cost	$291	$258

At December 31, 2009 and 2008, the weighted average assumptions used to determine net periodic pension cost are as follows:

Discount rate	6.25%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

The Company’s pension plan asset allocations at December 31, 2009 and 2008, as well as target allocations for 2010 are as follows:

Asset Category	2010 Target	12/31/2009	12/31/2008
Equity securities	75%	63%	64%
Balanced fund	20%	32%	30%
Other	5%	5%	6%

Total	100%	100%	100%

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below.

	2010	2009
Expected amortization of transition obligation (asset)	$—	$—
Expected amortization of prior service cost (credit)	2	2
Expected amortization of net loss (gain)	44	33

Plan Assets

The pension plan’s overall investment strategy is to achieve a mix of approximately 75 percent of investments for long-term growth and 25 percent for near-term benefit payments with a wide diversification of asset types, fund strategies, and fund managers. The target allocations for plan assets are 75 percent equity securities, 20 percent corporate bonds and US Treasury securities, and 5 percent to all other types of investments. Equity securities primarily include investments in large-cap and mid-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other types of investments include investments in hedge funds and private equity funds that follow several different strategies.

The fair value of MVB’s pension plan assets are December 31, 2009 by asset class are as follows:

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2009.

	31-Dec-09
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$79	$—	$—	$79
Investment in equity securities	$992	$—	$—	$992
Investment in debt	$—	$504	$—	$504

Total assets at fair value	$1,071	$504	$—	$1,575

Investment in government securities and short-term investments are valued at the closing price reported on the active market on which the individual securities are traded.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Below we show the best estimate of the plan contribution for next fiscal year. We also show the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.

Cash Flow
Contributions for the period of 01/01/10 through 12/31/10	$56,640
Estimated future benefit payments reflecting expected future service
1/1/2011 through 12/31/2011	$61,825
1/1/2012 through 12/31/2012	$109,320
1/1/2013 through 12/31/2013	$129,026
1/1/2014 through 12/31/2014	$137,766
1/1/2015 through 12/31/2019	$963,086

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets. As of December 31, 2009 the Company has allocated $45 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years. The remaining $896 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company.

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

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2009		2008
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	161,007	$15.05	167,330	$14.91
Granted	—	—	—	—
Adjust for 5% stock dividend	—	$—	—	$—
Exercised	(26,349)	—	(6,323)	—
Forfeited/expired	—	—	—	—

Outstanding at end of year	134,658	$15.83	161,007	$15.05

Exercisable at end of year	124,658	$15.81	147,507	$15.00

Weighted-average fair value of options granted during the year		N/A		N/A

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.98	3,859	1.00	$9.98	3,859	$9.98
$16.00	130,799	7.00	$16.00	120,799	$16.00

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2009 and 2008, the Bank meets all capital adequacy requirements to which it is subject.

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

	ACTUAL		MINIMUM TO BE WELL CAPITALIZED		MINIMUM FOR CAPITAL ADEQUACY PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2009
Total Capital
(to risk-weighted assets)
Consolidated	$28,780	11.8%	N/A	N/A	$19,440	8.0%
Subsidiary Bank	$32,191	13.2%	$24,300	10.0%	$19,440	8.0%
Tier I Capital
(to risk-weighted assets)
Consolidated	$26,539	10.9%	N/A	N/A	$9,720	4.0%
Subsidiary Bank	$29,950	12.3%	$14,580	6.0%	$9,720	4.0%
Tier I Capital
(to average assets)
Consolidated	$26,539	7.6%	N/A	N/A	$14,020	4.0%
Subsidiary Bank	$29,950	8.6%	$17,508	5.0%	$14,007	4.0%
As of December 31, 2008
Total Capital
(to risk-weighted assets)
Consolidated	$26,547	12.6%	N/A	N/A	$16,868	8.0%
Subsidiary Bank	$30,053	14.3%	$21,060	10.0%	$16,848	8.0%
Tier I Capital
(to risk-weighted assets)
Consolidated	$24,687	11.7%	N/A	N/A	$8,434	4.0%
Subsidiary Bank	$28,193	13.4%	$12,636	6.0%	$8,424	4.0%
Tier I Capital
(to average assets)
Consolidated	$24,687	10.1%	N/A	N/A	$9,825	4.0%
Subsidiary Bank	$28,193	11.5%	$12,268	5.0%	$9,815	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

(Dollars in thousands)
Years ended December 31:
2010	$55
2011	55
2012	55
2013	55
2014	55
Thereafter	320

Total minimum payments required:	$595

Total lease expense for the years ended December 31, 2009 and 2008 was $54 and $54, respectively.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2009
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$2,321	$2,321
Interest bearing balances with banks	53,377	53,484
Securities available-for-sale	37,292	37,292
Securities held-to-maturity	6,594	6,772
Loans	232,847	233,313
Accrued interest receivable	1,074	1,074

	$333,505	$334,256

Financial liabilities:
Deposits	$264,531	$263,840
Repurchase agreements	35,641	35,712
Federal Home Loan Bank Borrowings	19,198	20,427
Accrued interest payable	531	531
Long-term debt	4,124	4,124

	$324,025	$324,634

	December 31, 2008
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$4,710	$4,710
Interest bearing balances with banks	7,040	7,040
Securities available-for-sale	17,795	17,795
Securities held-to-maturity	8,796	8,629
Loans	203,241	205,273
Accrued interest receivable	1,123	1,123

	$242,705	$244,570

Financial liabilities:
Deposits	$173,065	$166,142
Repurchase agreements	21,904	22,123
Federal Home Loan Bank Borrowings	31,942	32,261
Accrued interest payable	486	486
Accrued interest payable	4,124	4,124

Long-term debt	$231,521	$225,136

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

NOTE 18. FAIR VALUE MEASUREMENTS

Effective January 1, 2008 accounting standards required that the Company adopt fair value measurement for financial assets and financial liabilities. This enhanced guidance for using fair value to measure assets and liabilities applies whenever other standards require or permit assets or liabilities to be measured at fair value. This guidance does not expand the use of fair value in any new circumstances.

Accounting standards establish a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by these standards are as follows:

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2009 by level within the fair value hierarchy. As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		37,292		37,292

NOTE 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company’s balance sheets at December 31, 2009 and 2008, and the related statements of income and cash flows for each of those years are presented below:

(Dollars in thousands, except share data) Balance Sheets	December 31
	2009	2008
Assets
Cash	$399	$368
Investment in bank subsidiary, eliminated in consolidation	30,548	29,342
Other assets	319	257

Total assets	$31,266	$29,967

Liabilities and shareholders’ equity
Liabilities
Other liabilities	$4	$7
Long-term debt	4,124	4,124

Total liabilities	4,128	4,131
Stockholders’ equity
Preferred stock, par value $1,000; 5,000 shares authorized, none issued	$—	$—
Common stock, par value $1; 4,000,000 shares authorized; 1,629,971 and 1,603,622 shares issued respectively	1,629	1,604
Additional paid in capital	20,457	20,175
Treasury stock	(522)	(299)
Retained earnings	5,917	4,671
Accumulated other comprehensive income	(343)	(315)

Total stockholders’ equity	27,138	25,836
Total liabilities and stockholders’ equity	$31,266	$29,967

(Dollars in thousands) Statements of Income	2009	2008
Income - dividends from bank subsidiary	$—	$—
Expenses - operating	163	250

Income/(Loss) before income taxes and undistributed income	(163)	(250)
Income tax (benefit)	(62)	(60)

Income after tax	(101)	(190)
Equity in undistributed income of bank subsidiary	1,507	1,018

Net income	$1,406	$828

(Dollars in thousands) Statements of Cash Flows	2009	2008
OPERATING ACTIVITIES
Net income	$1,406	$828
Equity in undistributed income of bank subsidiary	(1,507)	(1,018)
(Increase) in other assets	(62)	(149)
(Decrease)/increase in other liabilities	(3)	(4)
Stock option expense	15	15
Unrealized (loss)/gain	(28)	90

Net cash (used in) operating activities	(179)	(238)

INVESTING ACTIVITIES
Investment in subsidiary	301	(1,585)

Net cash provided by/(used in) investing activities	301	(1,585)
FINANCING ACTIVITIES
Proceeds of stock offering	—	1,736
Proceeds from long-term borrowings	—	—
Common stock options exercised	292	70
Cash dividend	(160)	(159)
Purchase of treasury stock	(223)	(131)

Net cash (used in)/provided by financing activities	(91)	1,516

Increase/(decrease) in cash	31	(307)
Cash at beginning of period	368	675

Cash at end of period	$399	$368

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MVB Financial Corp.

Fairmont, West Virginia

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MVB Financial Corp. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Company adopted new authoritative accounting guidance related to endorsement split-dollar life insurance arrangements.

We were not engaged to examine management’s assertion about the effectiveness of MVB Financial Corp.’s internal control over financial reporting as of December 31, 2009, which is included in Form 10-K and, accordingly, we do not express an opinion thereon.

Wheeling, West Virginia

February 26, 2010

S.R. Snodgrass, A.C. • 980 National Road • Wheeling, West Virginia 26003-6400 • Phone: (304) 233-5030 • Facsimile: (304) 233-3062

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required

ITEM 9A.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2009, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Date: March 11, 2010	/s/ LARRY F. MAZZA
Larry F. Mazza
President & CEO

Date: March 11, 2010	/s/ ERIC L. TICHENOR
Eric L. Tichenor
Senior Vice President & CFO

ITEM 9B.	OTHER INFORMATION

No response required.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 3-5 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2010.

ITEM 11.	EXECUTIVE COMPENSATION

See “Executive Compensation” on pages 10-11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2010.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2010 which section is expressly incorporated by reference.

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

Total loans outstanding from the Bank at December 31, 2009 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $15.0 million or 55.4% of total equity capital and 6.5% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on page 15 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 59. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2009

Exhibit Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Filed herewith

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of S.R. Snodgrass, A.C., Independent Auditors	Found on Page 50 herein