Form 10-Q
period 2010-03-31
MVB FINANCIAL CORP
filed 2010-05-13
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 13, 2010, the number of shares outstanding of the issuer’s only class of common stock was 1,629,971.

MVB Financial Corp.

Part I. Financial Information		2

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-13 of this report.

	Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	2
	Consolidated Statements of Income for the Three Months ended March 31, 2010 and 2009	3
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 14-23 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures	23

Item 4T.	Controls and Procedures	23

Part II. Other Information		24

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Removed and Reserved	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31 2010 (Unaudited)	December 31 2009 (Note 1)

Assets
Cash and due from banks	$2,381	$2,321
Interest bearing balances with banks	24,737	3,935
Certificates of deposits in other banks	47,345	49,442
Investment securities:
Securities held-to-maturity, at cost	7,495	6,594
Securities available-for-sale, at approximate market value	43,298	37,292

Loans:	234,577	232,847
Less: Allowance for loan losses	(2,565)	(2,241)

Net loans	232,012	230,606
Loans held for sale	1,742	1,764
Bank premises, furniture and equipment, net	7,692	7,757
Accrued interest receivable and other assets	12,325	13,051

Total assets	$379,027	$352,762

Liabilities
Deposits
Non-interest bearing	$30,321	$23,493
Interest bearing	257,071	241,038

Total deposits	287,392	264,531

Accrued interest, taxes and other liabilities	2,457	2,130
Repurchase agreements	38,478	35,641
Federal Home Loan Bank borrowings	19,146	19,198
Long-term debt	4,124	4,124

Total liabilities	351,597	325,624

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,629,971 and 1,629,971 issued	1,629	1,629
Additional paid-in capital	20,460	20,457
Treasury Stock, 28,036 and 23,036 shares, respectively	(622)	(522)
Retained earnings	6,345	5,917
Accumulated other comprehensive income (loss)	(382)	(343)

Total stockholders’ equity	27,430	27,138

Total liabilities and stockholders’ equity	$379,027	$352,762

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended March 31
	2010	2009
Interest income
Interest and fees on loans	$3,092	$2,865
Interest on deposits with other banks	208	120
Interest on investment securities – taxable	303	295
Interest on tax exempt loans and securities	178	125

Total interest income	3,781	3,405

Interest expense
Deposits	1,125	1,052
Repurchase agreements	101	39
Federal Home Loan Bank borrowings	131	146
Long-term debt	19	36

Total interest expense	1,376	1,273

Net interest income	2,405	2,132

Provision for loan losses	280	151

Net interest income after provision for loan losses	2,125	1,981

Other income
Service charges on deposit accounts	172	154
Income on bank owned life insurance	64	43
Visa debit card income	79	63
Income on loans held for sale	89	102
Other operating income	117	56
Gain on sale of securities	47	—

Total other income	568	418

Other expense
Salary and employee benefits	1,146	1,055
Occupancy expense	146	142
Equipment expense	106	99
Data processing	140	141
Visa debit card expense	65	54
Advertising	36	48
Legal and accounting fees	36	33
Printing, stationery and supplies	26	23
Other taxes	45	44
FDIC insurance	137	45
Other operating expenses	249	184

Total other expense	2,132	1,868

Income before income taxes	561	531

Income tax expense	133	152

Net income	$428	$379

Basic net income per share	$0.26	$0.23
Diluted net income per share	$0.26	$0.23
Basic weighted average shares outstanding	1,629,971	1,614,548
Diluted weighted average shares outstanding	1,656,087	1,645,060

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2010	2009
Operating activities
Net income	$428	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	280	151
Deferred income tax (benefit)	(152)	(46)
Depreciation	113	110
Stock based compensation	4	4
Loans originated for sale	(6,859)	(8,704)
Proceeds of loans sold	6,881	8,385
Proceeds from sale of other real estate owned	703	—
(Gain) on sale of other real estate owned	(40)	—
Amortization, net of accretion	73	13
Decrease/(increase) in interest receivable and other assets	103	(334)
Increase in accrued interest, taxes, and other liabilities	327	244

Net cash provided by operating activities	1,861	202
Investing activities
(Increase) in loans made to customers	(1,686)	(8,903)
Purchases of premises and equipment	(48)	(56)
(Increase) in interest bearing balances with banks, net	(20,802)	(4)
Purchases of certificates of deposit in other banks	(15,242)	(24,141)
Proceeds from maturity of certificates of deposit in other banks	17,339	2,297
Purchases of investment securities available-for-sale	(11,293)	(1,551)
Proceeds from sales, maturities and calls of securities available-for-sale	4,917	4,848
Purchases of investment securities held-to-maturity	(532)	—

Net cash (used in) investing activities	(27,347)	(27,510)
Financing activities
Net increase in deposits	22,861	50,192
Net increase/(decrease) in repurchase agreements	2,837	(3,504)
Proceeds from Federal Home Loan Bank Borrowings	—	52,104
Principal payments on Federal Home Loan Bank borrowings	(52)	(71,414)
Purchase of treasury stock	(100)	(197)
Common stock options exercised	—	171

Net cash provided by financing activities	25,546	27,352

Increase in cash and cash equivalents	60	44
Cash and cash equivalents - beginning of period	2,321	$4,710

Cash and cash equivalents - end of period	$2,381	$4,754

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$1,462	$1,262
Income taxes	$—	$5

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The consolidated balance sheet as of December 31, 2009 has been extracted from audited financial statements included in MVB’s 2009 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2009, Form 10-K filed with the Securities and Exchange Commission.

Management has reviewed events occurring through May 13, 2010, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Note 2. Allowance for Loan Losses

The provision for loan losses for the three months ended March 31, 2010 and 2009 was $280 and $151, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at March 31, 2010, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands)	March 31
	2010	2009
Allowance for loan losses
Balance, beginning of period	$2,241	$1,860

Loan charge-offs	(1)	(26)
Loan recoveries	45	49

Net charge-offs	44	23
Loan loss provision	280	151

Balance, end of period	$2,565	$2,034

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	March 31
	2010	2009
Non-accrual loans:
Commercial	$1,025	$811
Real Estate	137	—
Consumer	111	10

Total non-accrual loans	1,273	821
Renegotiated loans	—	—

Total non-performing loans	1,273	821
Other real estate, net	452	779

Total non-performing assets	$1,725	$1,600

Accruing loans past due 90 days or more	$757	$1,895
Non-performing loans as a % of total loans	.44%	.39%
Allowance for loan losses as a % of non-performing loans	215.84%	247.75%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of March 31, 2010 and December 31, 2009, the Company had repurchase agreements of $38.5 million and $35.6 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2010 was approximately $76.7 million.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Borrowings from the FHLB were as follows:

	March 31 2010	December 31 2009

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	993	1,012

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	658	662

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,370	1,380

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,104	1,109

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	925	929

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,047	1,051

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,049	1,055

Fixed interest rate note originating November 2009, due May 2010, interest of 2.26% payable quarterly.	4,000	4,000

Fixed interest rate note originating March 2008, due March 2013, interest of 0.35% payable quarterly.	2,000	2,000

Fixed interest rate note originating May 2009, due May 2010, interest of .72% payable quarterly.	5,000	5,000

	$19,146	$19,198

In March 2007 the Company completed the private placement of $4 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the “Trust”). The Company established the trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The proceeds from the sale of the Trust Preferred Securities were loaned to the Company under subordinated Debentures (the “Debentures”) issued to the Trust pursuant to an Indenture. The Debentures are the only asset of the Trust. The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations. The securities issued by the Trust are includable for regulatory purposes as a component of the Company’s Tier I capital.

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of March 31, 2010 and 2009 and interest expense of $19 and $36 for the periods ended March 31, 2010 and 2009.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2010	9,158
2011	221
2012	232
2013	2,244
2014	1,257
Thereafter	10,158

23,270

Note 4. - Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2010 and March 31, 2009.

The following table represents other comprehensive income before tax and net of tax:

(in thousands)	For the three months ended March 31,
	2010	2009
Unrealized gain (losses) on securities available for sale	$72	$42
Pension liability adjustment	(139)	—
Tax effect	27	(16)

Net of tax effect	(40)	26
Net income as reported	428	379

Total comprehensive income	$388	$405

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2010 and 2009, stock options to purchase 124,658 and 132,663 shares at an average price of $15.81 and $15.40, respectively, were outstanding. For the three months ended March 31, 2010 and 2009, the dilutive effect of stock options was 26,116 and 30,512 shares, respectively.

Note 6 – Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		43,298		43,298

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	March 31, 2010
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	2,381	2,381
Interest bearing balances	72,082	72,176
Securities available-for-sale	43,298	43,298
Securities held-to-maturity	7,495	7,559
Loans	232,012	237,348
Accrued interest receivable	1,133	1,133

	$358,401	$363,895

Financial liabilities:
Deposits	$287,392	$287,392
Repurchase agreements	38,478	38,478
Federal Home Loan Bank Borrowings	19,146	19,912
Accrued interest payable	445	445
Long-term debt	4,124	4,124

	$349,585	350,351

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

Amortized cost and approximate fair values of investment securities held-to-maturity at March 31, 2010, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

Municipal securities	$6,495	$37	$25	$6,507
U. S. Agency securities	1,000	52	—	1,052

	$7,495	$89	$25	$7,559

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortized cost and approximate fair values of investment securities available-for-sale at March 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

U. S. Agency securities	$16,108	$180	$(3)	$16,285
Mortgage-backed securities	26,750	200	(61)	26,889
Other securities	124	—	—	124

	$42,982	$380	$(64)	$43,298

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	March 31, 2010
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Within one year	$—	$—	$532	$534
After one year, but within five	390	396	9,045	9,072
After five years, but within ten	425	428	3,765	3,786
After ten Years	6,680	6,735	29,640	29,906

Total	$7,495	$7,559	$42,982	$43,298

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2010, the details of which are included in the following table. Although these securities, if sold at March 31, 2010 would result in a pretax loss of $89, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2010, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position:

At March 31, 2010, total temporary impairment totaled $89.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(1)	$1,009	$(3)	$—	$—
Mortgage-backed securities(10)	9,770	(61)	—	—
Municipal securities(8)	2,321	(25)	—	—

	$13,100	$(89)	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At March 31, 2010 and for the Three Months Ended March 31, 2010 and 2009:

	Three Months Ended March 31
	2010	2009
Net income to:
Average assets	.47%	.55%
Average stockholders’ equity	6.32	5.78
Net interest margin	2.85	3.38

Average stockholders’ equity to average assets	7.47	9.56
Total loans to total deposits (end of period)	81.62	95.03
Allowance for loan losses to total loans (end of period)	1.09	0.96
Efficiency ratio	71.71	73.25
Capital ratios:
Tier 1 capital ratio	12.58	12.69
Risk-based capital ratio	13.65	13.59
Leverage ratio	8.40	10.49
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$16.84	$16.20
Market value per share (end of period)*	20.00	20.00
Basic earnings per share	.26	.24
Diluted earnings per share	.26	.23

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of MVB Financial Corp. is presented to provide insight into management’s assessment of the financial results. MVB has two wholly-owned second tier holding companies which own 100 percent of MVB Bank, Inc. (“the bank”). The bank is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2009 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2010, MVB earned $428 compared to $379 in the first quarter of 2009. Net interest income increased by $273, the result of increased interest income of $376 and higher interest expense of $103. The increase in interest income of $273 was mostly the result of greater interest and fees on loans of $227. This increase in interest on loans was the result of an increase in average loan balances of $24.9 million. The other driver of increased interest income was the continued growth of a CD program in which MVB purchased CDs in other banks and funded those investments with lower cost funding sources to earn $204 during the first quarter of 2010.

Loan loss provisions of $280 and $151 were made for the quarters ended March 31, 2010 and 2009, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2010 and 2009 totaled $568 and $418, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $172 at March 31, 2010, other operating income which totaled $117 and income on loans held for sale which totaled $89. Other operating income increased by $61, mainly the result of the $40 gain on OREO sale and $17 in mortgage underwriting income which the bank did not have access to in the first quarter of 2009. Other areas of increase were as follows: $47 gain on the sale of securities and $21 in additional bank owned life insurance income.

Non-interest expense for the quarters ended March 31, 2010 and 2009 totaled $2.1 million and $1.9 million, respectively. The most significant differences were as follows: $92 increase in FDIC insurance, $91 increase in salaries and benefit expense and $65 increase in other expense. The salaries and benefits increase is the result of the beginning of a correspondent loan program, increased commission expense on secondary market loans, increased pension expense and salary adjustments for existing staff. The largest increases in other expenses are related to dues and subscriptions.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2010 and 2009 was 2.85% and 3.38% respectively. This decline can be traced to the certificate of deposit arbitrage program the bank implemented at the end of 2008 which includes $49.4 million in average CDs with banks earning 1.65% as well as a decrease in the investment portfolio yield of roughly 1.73%. MVB has purchased on average $49 million in certificates of deposit with other banks over the first quarter of 2010, funding those purchases with brokered deposits and earning a spread between 75 and 150 basis points on the transactions with little to no risk. Without these transactions the bank’s net interest margin would have been around 3.18%, rather than the 2.85%. However without the transactions the bank would have earned roughly $125 less.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended Mar. 31, 2010			Three Months Ended Mar. 31, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$8,053	$3	0.15%	$326	$—	—%
Certificates of deposit in other banks	49,392	204	1.65	18,188	120	2.64
Investment securities	45,114	363	3.22	24,482	303	4.95
Loans:
Commercial	144,887	1,954	5.39	136,532	1,868	5.47
Tax exempt	11,285	119	4.22	10,656	117	4.39
Consumer	13,725	236	6.88	13,863	244	7.04
Real estate	64,603	902	5.58	48,578	753	6.20

Total loans	234,500	3,211	5.64	209,629	2,982	5.69

Total earning assets	337,059	3,781	4.49	252,625	3,405	5.39
Cash and due from banks	7,263			5,371
Other assets	18,473			16,356

Total assets	$362,795			$274,352

Liabilities
Deposits:
Non-interest bearing demand	$30,648	$—%		$23,231	$—%
NOW	69,713	266	1.53	23,009	40	0.70
Money market checking	32,165	80	0.99	25,727	65	1.01
Savings	7,430	2	0.11	7,525	2	0.11
IRAs	10,624	87	3.28	7,780	78	4.01
CDs	125,243	690	2.20	114,037	867	3.04
Repurchase agreements & FFS	33,903	101	1.19	19,305	39	0.81
FHLB borrowings	19,674	131	2.66	21,928	146	2.66
Long-term debt	4,124	19	1.84	4,124	36	3.49

Total interest-bearing liabilities	302,876	1,376	1.82	223,435	1,273	2.28

Other liabilities	2,181			1,463

Total liabilities	335,705			248,129

Stockholders’ equity
Common stock	1,630			1,614
Paid-in capital	20,459			20,258
Treasury Stock	(568)			(464)
Retained earnings	5,894			5,140
Accumulated other comprehensive income	(325)			(325)

Total stockholders’ equity	27,090			26,223

Total liabilities and stockholders’ equity	$362,795			$274,352

Net interest spread			2.67			3.11
Impact of non-interest bearing funds on margin			.18			.26

Net interest income-margin		$2,405	2.85%		$2,132	3.38%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $568 in the first quarter of 2010 compared to $418 in the first quarter of 2009. This increase of $150 is the result of a gain on sale of securities of $47, a $40 gain on sale of OREO, a $21 increase in income on bank owned life insurance, a $21 increase in other operating income and an $18 increase in service charges on deposit accounts.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the first quarter of 2010, non-interest expense totaled $2.1 million compared to $1.9 million in the first quarter of 2009. MVB’s efficiency ratio was 71.71% for the first quarter of 2010 compared to 73.25% for the first quarter of 2009. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.

Salaries and benefits totaled $1.15 million for the quarter ended March 31, 2010 compared to $1.06 million for the quarter ended March 31, 2009. This $91 increase in salaries and benefits is the result of $26 relating to implementation of the correspondent lending program, $24 relating to increases for existing employees, $14 relating to pension, $13 relating to commissions and $5 relating to medical insurance. MVB had 79 full-time equivalent personnel at March 31, 2010 compared to 75 full-time equivalent personnel as of March 31, 2009. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2010 and 2009, Visa debit card expense totaled $65 and $54, respectively. This $11 increase was the result of increased card usage as a result of MVB’s new MVChecking account.

FDIC insurance totaled $137 and $45 for the quarters ended March 31, 2010 and 2009, respectively. This $92 increase was the result of increased premium costs to replenish the fund.

Other operating expense totaled $249 in the first quarter of 2010 compared to $184 in the first quarter of 2009. The most significant items relating to this increase were an increase in dues and subscriptions of $26. The increased dues are the result of the new core deposit checking account offered in 2009 along with a more robust asset liability package begun late in 2009.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .47% and 6.32% for the first quarter of 2010 compared to .55% and 5.78% in the first quarter of 2009.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2010 compared to 2009. The most significant areas of change between the quarters ended March 31, 2010 and March 31, 2009 were as follows: average interest bearing deposits with banks increased $7.7 million, CDs with banks grew to an average balance of $49.4 million from an average of $18.2, loans increased to an average balance of $234.5 million from $209.6 million, investment securities increased by $20.6 million, and interest-bearing liabilities grew to an average balance of $302.9 million from $223.4 million. These trends reflect the continued growth of MVB in the loan and deposit areas. The deposit growth is largely the result of two new products begun in the second quarter of 2009, MVChecking and the brokerage buster account, as well as the increased funding for the CD arbitrage program.

Total assets at March 31, 2010 were $379.0 million or an increase of $26.3 million since December 31, 2009. The greatest areas of increase were $20.8 million in interest bearing balances and $6.9 million in investment securities.

Deposits totaled $287.4 million at March 31, 2010 or an increase of $22.9 million since December 31, 2009. $17 of this increase is the result of acquiring one public funds relationship that is committed to the bank for a period of three years. Repurchase agreements totaled $38.5 million and have increased $2.8 million since December 31, 2009.

Stockholders’ equity has increased approximately $292 from December 31, 2009 due to earnings for the three months ended March 31, 2010 of $428, purchase of treasury stock of $100 and accumulated other comprehensive loss of $39.

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.4 million as of March 31, 2010 compared to $2.3 million as of December 31, 2009.

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

Investment Securities

Investment securities totaled $50.8 million as of March 31, 2010 and $43.9 million as of December 31, 2009. Government sponsored agency securities and mortgage backed securities comprise the majority of the portfolio. This $6.9 million increase is the result of investing the dollars secured through the addition of a three year deposit account agreement.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	March 31 2010	December 31 2009

Commercial and nonresidential real estate	$151,014	$152,426
Residential real estate	70,690	67,507
Consumer and other	12,873	12,914

Total loans	$234,577	$232,847

Loan Concentration

At March 31, 2010, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $287.4 million at March 31, 2010.

Non interest bearing deposits remain a core funding source for MVB. At March 31, 2010, non-interest bearing deposits totaled $30.3 million compared to $23.5 million at December 31, 2009. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $257.1 million at March 31, 2010 compared to $241.0 million at December 31, 2009. Average interest-bearing liabilities totaled $302.9 million during the first quarter of 2010 compared to $223.4 million for the first quarter of 2009. Average non-interest bearing demand deposits totaled $30.6 million for the first quarter of 2010 compared to $23.2 million for the first quarter of 2009. Management will continue to emphasize deposit gathering in 2010 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2010, repurchase agreements totaled $38.5 million compared to $35.6 million at December 31, 2009. In addition to the aforementioned funds alternatives, MVB has access to more than $76.7 million through additional advances from the Federal Home Loan Bank of Pittsburgh, $9.0 million from the Federal Reserve discount window and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

At March 31, 2010, accumulated other comprehensive (loss) totaled $(382) compared to $(343) at December 31, 2009.

Treasury stock shares increased by $100 as MVB repurchased 5,000 shares.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2009 Form 10-K. At March 31, 2010, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2010 and December 31, 2009 was $35.1 million and $33.0 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2009. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2009.

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

Future Outlook

The bank’s results of operations in the first quarter of 2010 are an improvement over the first quarter of 2009 mainly due to the improvement in net interest income. At this time in 2009 rates had decreased dramatically in late 2008, decreasing yields on the loan portfolio while deposit rates remained high. Over the course of 2009 MVB reduced the cost of funds to offset the reduction in interest income. Much of this cost reduction in the area of time deposits has taken several months to take effect. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.	Controls and Procedures

No response required.

Item 4(T).	Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2009, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No response required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	The following exhibits were filed with Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and are incorporated by reference herein.

Exhibit 3.1	Articles of Incorporation

Exhibit 3.1-1	Articles of Incorporation – Amendment

Exhibit 3.2	Bylaws

(b)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2010	MVB Financial Corp.

	By:	/S/ LARRY F. MAZZA
Larry F. Mazza
President and Chief Executive Officer

	By:	/S/ ERIC L. TICHENOR
Eric L. Tichenor
Chief Financial Officer