Form 10-Q
period 2010-06-30
MVB FINANCIAL CORP
filed 2010-08-13
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, the number of shares outstanding of the issuer’s only class of common stock was 1,629,971.

MVB Financial Corp.

Part I. Financial Information

Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-13 of this report.

	Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	2
	Consolidated Statements of Income for the Six and Three Months ended June 30, 2010 and 2009	3
	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 14-25 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Item 4T.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Removed and Reserved	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	June 30 2010 (Unaudited)	December 31 2009 (Note 1)
Assets
Cash and due from banks	$2,440	$2,321
Interest bearing balances – FHLB	2,559	3,935
Certificates of deposits in other banks	37,303	49,442
Investment securities:
Securities held-to-maturity, at cost	7,470	6,594
Securities available-for-sale, at fair market value	61,404	37,292

Loans:	264,730	232,847
Less: Allowance for loan losses	(2,747)	(2,241)

Net loans	261,983	230,606
Loans held for sale	1,439	1,764
Bank premises, furniture and equipment, net	7,611	7,757
Accrued interest receivable and other assets	12,132	13,051

Total assets	$394,341	$352,762

Liabilities
Deposits
Non-interest bearing	$30,920	$23,493
Interest bearing	269,541	241,038

Total deposits	300,461	264,531

Accrued interest, taxes and other liabilities	2,644	2,130
Repurchase agreements	45,107	35,641
Federal Home Loan Bank borrowings	13,991	19,198
Long-term debt	4,124	4,124

Total liabilities	366,327	325,624

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,629,971 and 1,629,971 issued	1,629	1,629
Additional paid-in capital	20,464	20,457
Treasury Stock, 36,895 and 23,036 shares, respectively	(800)	(522)
Retained earnings	6,852	5,917
Accumulated other comprehensive income (loss)	(131)	(343)

Total stockholders’ equity	28,014	27,138

Total liabilities and stockholders’ equity	$394,341	$352,762

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$6,346	$5,817	$3,254	$2,952
Interest on deposits with other banks	386	294	178	174
Interest on investment securities – taxable	670	568	367	273
Interest on tax exempt loans and securities	362	262	184	137

Total interest income	7,764	6,941	3,983	3,536

Interest expense
Deposits	2,274	2,197	1,149	1,145
Repurchase agreements	223	77	122	38
Federal Home Loan Bank borrowings	262	275	131	129
Long-term debt	39	65	20	29

Total interest expense	2,798	2,614	1,422	1,341

Net interest income	4,966	4,327	2,561	2,195
Provision for loan losses	520	303	240	152

Net interest income after provision for loan losses	4,446	4,024	2,321	2,043

Other income
Service charges on deposit accounts	355	372	183	218
Income on bank owned life insurance	129	83	65	40
Visa debit card income	170	129	91	66
Income on loans held for sale	202	334	113	232
Other operating income	216	211	99	155
Gain on sale of securities	56	—	9	—

Total other income	1,128	1,129	560	711

Other expense
Salary and employee benefits	2,234	2,083	1,088	1,028
Occupancy expense	297	286	151	144
Equipment expense	223	191	117	92
Data processing	277	258	137	117
Visa debit card expense	139	108	74	54
Advertising	142	134	106	86
Legal and accounting fees	80	69	44	36
Printing, stationery and supplies	66	50	40	27
FDIC insurance	266	229	129	184
Other taxes	93	89	48	45
Loss on Silverton Bank Stock	—	186	—	186
Other operating expenses	512	421	263	237

Total other expense	4,329	4,104	2,197	2,236

Income before income taxes	1,245	1,049	684	518
Income tax expense	310	287	177	135

Net income	$935	$762	$507	$383

Basic net income per share	$0.58	$0.47	$0.32	$0.24
Diluted net income per share	$0.57	$0.46	$0.31	$0.23
Basic weighted average shares outstanding	1,602,307	1,618,224	1,599,982	1,621,861
Diluted weighted average shares outstanding	1,628,988	1,644,173	1,626,663	1,647,810

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30
	2010	2009
Operating activities
Net income	$935	$761
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	520	303
Deferred income tax (benefit)	(253)	(95)
Depreciation	225	221
Stock based compensation	7	7
Loans originated for sale	(14,840)	(31,913)
Proceeds of loans sold	15,165	29,561
Proceeds from sale of other real estate owned	866	—
(Gain) on sale of other real estate owned	(61)	—
Amortization, net of accretion	207	5
Decrease in interest receivable and other assets	88	265
Increase in accrued interest, taxes, and other liabilities	514	397

Net cash provided by/(used in) operating activities	3,373	(488)
Investing activities
(Increase) in loans made to customers	(31,897)	(15,100)
Purchases of premises and equipment	(79)	(77)
Decrease/(increase) in interest bearing balances with banks, net	1,376	(8,527)
Purchases of certificates of deposit in other banks	(16,321)	(29,698)
Maturities of certificates of deposit in other banks	28,460	4,693
Purchases of investment securities available-for-sale	(34,741)	(7,162)
Proceeds from sales, maturities and calls of securities Available-for-sale	10,548	8,683
Proceeds from sales, maturities and calls of securities held to maturity	474	5,500
Purchases of investment securities held-to-maturity	(985)	(500)
Purchase of bank owned life insurance	—	(1,000)

Net cash (used in) investing activities	(43,165)	(43,188)
Financing activities
Net increase in deposits	35,930	67,853
Net increase/(decrease) in repurchase agreements	9,466	(5,306)
Proceeds from Federal Home Loan Bank borrowings	50,328	85,179
Principal payments on Federal Home Loan Bank borrowings	(55,535)	(101,822)
Purchase of treasury stock	(278)	(223)
Common stock options exercised	—	293

Net cash provided by financing activities	39,911	45,974

Increase in cash and cash equivalents	119	2,298
Cash and cash equivalents - beginning of period	2,321	$4,710

Cash and cash equivalents - end of period	$2,440	$7,008

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$2,884	$2,624
Income taxes	$302	$241

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six and three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Management has reviewed events occurring through August 13, 2010, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Note 2. Allowance for Loan Losses

The provision for loan losses for the six months ended June 30, 2010 and 2009 was $520 and $303, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at June 30, 2010, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands)	June 30
	2010	2009
Allowance for loan losses
Balance, beginning of period	$2,241	$1,860

Loan charge-offs	(60)	(52)
Loan recoveries	46	50

Net charge-offs	(14)	(2)
Loan loss provision	520	303

Balance, end of period	$2,747	$2,161

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	June 30
	2010	2009

Non-accrual loans:
Commercial	$729	$1,182
Real Estate	471	221
Consumer	11	—

Total non-accrual loans	1,211	1,403
Renegotiated loans	—	—

Total non-performing loans	1,211	1,403
Other real estate, net	333	328

Total non-performing assets	$1,544	$1,731

Accruing loans past due 90 days or more	$1,198	$2,156
Non-performing loans as a % of total loans	.46%	.64%
Allowance for loan losses as a % of non-performing loans	226.84%	153.96%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of June 30, 2010 and December 31, 2009, the Company had repurchase agreements of $45.1 million and $35.6 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at June 30, 2010 was approximately $91.8 million.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Borrowings from the FHLB were as follows:

	June 30 2010	December 31 2009

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	973	1,012

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	654	662

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,361	1,380

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,099	1,109

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	921	929

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,043	1,051

Floating interest rate note, originating March 2003, due December 2011, interest of 0.70% payable monthly.	3,897	—

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,043	1,055

Fixed interest rate note originating November 2009, due May 2010, interest of 0.35% payable quarterly.	—	4,000

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

Fixed interest rate note originating May 2009, due May 2010, interest of .72% payable quarterly.	—	5,000

	$13,991	$19,198

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of June 30, 2010 and 2009 and interest expense of $39 and $65 for the periods ended June 30, 2010 and 2009.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The bank had borrowed $1,000 at the Federal Reserve discount window for 90 days beginning December 2008, maturing March 2009 at a rate of 1.25%

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2010	106
2011	4,118
2012	232
2013	2,244
2014	1,257
Thereafter	10,158

18,115

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the six and three month periods ended June 30, 2010 and June 30, 2009.

The following table represents other comprehensive income before tax and net of tax:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Unrealized gain (losses) on securities available for sale	$418	$(133)	$490	$(91)
Pension liability adjustment	—	—	(139)	—
Tax effect	(167)	52	(140)	36

Net of tax effect	251	(81)	211	(55)
Net income as reported	507	383	935	761

Total comprehensive income	$758	$302	$1,146	$706

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2010 and 2009, stock options to purchase 127,658 and 134,658 shares at an average price of $15.82 and $15.82, respectively, were outstanding. For the three months ended June 30, 2010 and 2009, the dilutive effect of stock options was 26,681 and 25,949 shares, respectively.

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 by level within the fair value hierarchy. As required by FAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Agency Securities		30,294		30,294
Mortgage Backed Securities		30,986		30,986
Other Securities		124		124

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Agency Securities		16,300		16,300
Mortgage Backed Securities		20,868		20,868
Other Securities		124		124

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2010
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	2,440	2,440
Interest bearing balances	39,862	39,862
Securities available-for-sale	61,404	61,404
Securities held-to-maturity	7,470	7,477
Loans	264,730	271,613
Accrued interest receivable	1,249	1,249

	$377,155	$384,045

Financial liabilities:
Deposits	$300,461	$297,426
Repurchase agreements	45,107	45,107
Federal Home Loan Bank Borrowings	13,991	14,621
Accrued interest payable	470	470
Long-term debt	4,124	4,124

	$364,153	361,748

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

Amortized cost and approximate fair values of investment securities held-to-maturity at June 30, 2010, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

Municipal securities	$6,470	$70	$(14)	$6,526
U. S. Agency securities	1,000	43	—	1,043

	$7,470	$113	$(14)	$7,569

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortized cost and approximate fair values of investment securities available-for-sale at June 30, 2010 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$29,809	$486	$—	$30,295
Mortgage-backed securities	30,737	343	(95)	30,985
Other securities	124	—	—	124

	$60,670	$829	$(95)	$61,404

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	June 30, 2010
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$36	$36
After one year, but within five	176	117	25,888	26,126
After five years, but within ten	1,551	1,564	1,204	1,279
After ten Years	5,803	5,888	33,542	33,963

Total	$7,470	$7,569	$60,670	$61,404

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2010, the details of which are included in the following table. Although these securities, if sold at June 30, 2010 would result in a pretax loss of $32, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2010, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At June 30, 2010, total temporary impairment totaled $109.

Description and number of positions	Less than 12 months		12 months or more
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(-)	$—	$—	$—	$—
Mortgage-backed securities(9) (11)	13,434	(95)	—	—
Municipal securities(8)	—	(14)	—	—

	$13,434	$(109)	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At June 30, 2010 and for the Six and Three Months Ended June 30, 2010 and 2009:

	Six Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009

Net income to:
Average assets	.50%	.54%	.52%	.52%
Average stockholders’ equity	6.85	5.78	7.37	5.76
Net interest margin	2.81	3.32	2.80	3.25

Average stockholders’ equity to average assets	7.28	9.31	7.10	9.13
Total loans to total deposits (end of period)	88.11	90.63	88.11	90.63
Allowance for loan losses to total loans (end of period)	1.04	.99	1.04	.99
Efficiency ratio	71.04	75.22	70.39	76.94
Capital ratios:
Tier 1 capital ratio	12.18	12.32	12.18	12.32
Risk-based capital ratio	13.26	13.24	13.26	13.24
Leverage ratio	8.00	10.00	8.00	10.00
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$17.20	$16.34	$17.20	$16.34
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.58	.47	.32	.24
Diluted earnings per share	.57	.46	.31	.23

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2010, MVB earned $507 compared to $383 in the second quarter of 2009. Net interest income increased by $366, other income decreased by $151 and other expenses decreased by $39. The increase in net interest income was driven in part by a rate decrease on interest bearing liabilities throughout 2009 and 2010 which resulted in a 50 basis point reduction in average interest rates paid during the second quarter of 2010 compared to the same period in 2009. The biggest influence upon interest income was the continued growth of the MVB balance sheet, with $30.6 million in average loan growth, $44.8 million in investment portfolio growth and $12.3 million in CDs with other banks growth. The decrease in other operating expenses was principally the result of the 2009 loss of $186 on Silverton Bank stock and FDIC and special assessment costs from 2009. Salaries expense did increase by $60, mainly the result of increases for existing staff and the addition of a correspondent mortgage lending program. Equipment and depreciation costs increased $25, the result of updating fully depreciated computer equipment as well as the start up expenses of the correspondent mortgage lending program. Data processing and Visa debit card costs increased $20 due to volume and advertising costs were up $20 as well due to continued advertising of competitive loan and deposit products such as MVChecking and Freedom mortgage loans.

Loan loss provisions of $240 and $152 were made for the quarters ended June 30, 2010 and 2009, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2010 and 2009 totaled $560 and $711, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $183 at June 30, 2010 and income on loans held for sale which totaled $113, a decrease of $119 over the second quarter of 2009. Other operating income decreased by $56, $53 of which was the result of the sale of OREO properties.

Non-interest expense for the quarters ended June 30, 2010 and 2009 totaled $2.2 million and $2.2 million, respectively. The most significant increases were as discussed above.

For the six months ended June 30, 2010 MVB earned $935 compared to $762 for the same time period in 2009. This $173 increase is mainly the result of balance sheet growth in the areas of loans and investments as discussed above, resulting in an increase in net interest income after provision for loan losses of $422 for the first six months of 2010.

Loan loss provisions of $520 and $303 were made for the six months ended June 30, 2010 and 2009, respectively.

Non-interest income for the six months ended June 30, 2010 and 2009 totaled $1.1 million and $1.1 million, respectively. Income from the sale of loans into the secondary market decreased by $132 but was offset by gains on sale of securities of $56, increased BOLI income of $46 and increased debit card income of $41.

Non-interest expense for the six months ended June 30, 2010 and 2009 totaled $4.3 million and $4.1 million. This $225 increase was mainly the result of the following: an increase in salaries expense of $151, increased other operating expenses of $91, increased FDIC insurance costs of $37, increased equipment costs of $32 and increased debit card expense of $31. The salaries increase relates to the addition of correspondent mortgage lending and increases for existing staff. Other operating expense increases were in the areas of consulting, legal, postage and director fees.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2010 and 2009 was 2.80% and 3.25% respectively. During 2008 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 4.25%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 5.49% at June 30, 2009 to 5.29% at June 30, 2010. MVB’s yield on mortgage loans has also decreased from 5.98% at June 30, 2009 to 5.63% at June 30, 2010. This decrease is mainly the result of the addition of Freedom mortgage loans, a 10 year fixed rate product offering a 4.66% rate. The decline in the yield on earning assets for MVB is also the result of $42.6 million of CDs with other banks yielding 1.61%, funded with brokered deposits or borrowings to provide around a 1% return. While these transactions hurt the net interest margin and return on assets, they provided more dollars of net income.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$9,081	$7	0.31%	$464	$—	—%
Certificates of deposit in other banks	42,693	172	1.61	30,432	174	2.29
Investment securities	66,259	430	2.60	21,451	286	5.33
Loans:
Commercial	152,937	2,023	5.29	141,361	1,940	5.49
Tax exempt	11,225	120	4.28	11,536	124	4.30
Consumer	13,916	241	6.93	13,679	245	7.16
Real estate	70,365	990	5.63	51,305	767	5.98

Total loans	248,443	3,374	5.43	217,881	3,076	5.65

Total earning assets	366,476	3,983	4.35	270,228	3,536	5.23
Cash and due from banks	2,309			4,696
Other assets	18,798			16,169

Total assets	$387,583			$291,093

Liabilities
Deposits:
Non-interest bearing demand	$29,103	$—%		$22,248	$—%

NOW	89,133	315	1.41	31,945	101	1.26
Money market checking	29,991	71	0.95	27,955	73	1.04
Savings	7,698	2	0.10	7,166	2	0.11
IRAs	11,013	88	3.20	8,675	83	3.83
CDs	122,960	673	2.19	127,895	886	2.77
Repurchase agreements & FFS	44,322	122	1.10	16,761	38	0.91
FHLB borrowings	19,129	131	2.74	15,542	129	3.32
Long-term debt	4,124	20	1.94	4,124	29	2.81

Total interest-bearing liabilities	328,370	1,422	1.73	240,063	1,341	2.23

Other liabilities	2,603			2,195

Total liabilities	360,076			264,506

Stockholders’ equity
Common stock	1,630			1,622
Paid-in capital	20,462			20,370
Treasury Stock	(667)			(511)
Retained earnings	6,383			5,391
Accumulated other comprehensive income	(301)			(285)

Total stockholders’ equity	27,507			26,587

Total liabilities and stockholders’ equity	$387,583			$291,093

Net interest spread			2.62			3.00
Impact of non-interest bearing funds on margin			.18			.25

Net interest income-margin		$2,561	2.80%		$2,195	3.25

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$11,056	$10	0.18%	$395	$—	—%
Certificates of deposit in other banks	46,024	376	1.63	24,344	294	2.42
Investment securities	55,745	793	2.85	23,020	589	5.12
Loans:
Commercial	148,934	3,977	5.34	138,960	3,808	5.48
Tax exempt	11,255	239	4.25	11,099	241	4.34
Consumer	13,821	477	6.90	13,613	489	7.18
Real estate	66,930	1,892	5.65	49,949	1,520	6.09

Total loans	240,940	6,585	5.47	213,621	6,058	5.67

Total earning assets	353,765	7,764	4.39	261,380	6,941	5.31
Cash and due from banks	2,286			5,191
Other assets	19,207			16,357

Total assets	$375,258			$282,928

Liabilities
Deposits:
Non-interest bearing demand	$29,868	$—	—%	$22,736	$—	—%

NOW	79,477	581	1.46	27,502	141	1.03
Money market checking	31,072	151	0.97	26,847	138	1.03
Savings	7,511	4	0.11	7,287	4	0.11
IRAs	10,872	175	3.22	8,273	161	3.89
CDs	124,097	1,363	2.20	121,019	1,753	2.90
Repurchase agreements & FFS	39,142	223	1.14	18,026	77	0.85
FHLB borrowings	19,400	262	2.70	18,717	275	2.94
Long-term debt	4,124	39	1.89	4,124	65	3.15

Total interest-bearing liabilities	315,695	2,798	1.77	231,795	2,614	2.26

Other liabilities	2,393			2,054

Total liabilities	347,956			256,585

Stockholders’ equity
Common stock	1,630			1,618
Paid-in capital	20,460			20,329
Treasury Stock	(618)			(487)
Retained earnings	6,143			5,188
Accumulated other comprehensive income	(313)			(305)

Total stockholders’ equity	27,302			26,343

Total liabilities and stockholders’ equity	$375,258			$282,928

Net interest spread			2.62			3.06
Impact of non-interest bearing funds on margin			.19			.26

Net interest income-margin		$4,966	2.81%		$4,327	3.32%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $560 in the second quarter of 2010 compared to $711 in the second quarter of 2009. This decrease of $151 is the result of a decrease of $119 in income on loans held for sale and a decrease of $56 in other operating income, mostly the result of gains on sale of OREO properties.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the second quarter of 2010, non-interest expense totaled $2.2 million compared to $2.2 million in the second quarter of 2009. MVB’s efficiency ratio was 70.39% for the second quarter of 2010 compared to 76.94% for the second quarter of 2009. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.

Salaries and benefits totaled $1.1 million for the quarter ended June 30, 2010 compared to $1.0 million for the quarter ended June 30, 2009. This $60 increase in salaries and benefits is mainly the result of the addition of correspondent lending staff and increases to existing employees. MVB had 81 full-time equivalent personnel at June 30, 2010 compared to 78 full-time equivalent personnel as of June 30, 2009. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2010 and 2009, occupancy expense totaled $151 and $144, respectively.

Other operating expense totaled $263 in the second quarter of 2010 compared to $237 in the second quarter of 2009. The largest items relating to this increase were in the areas of consulting, legal, postage and director fees.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .52% and 7.37% for the second quarter of 2010 compared to .52% and 5.76% in the second quarter of 2009.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2010 compared to 2009. The most significant areas of change between the quarters ended June 30, 2010 and June 30, 2009 were as follows: investment securities increased from an average balance of $21.5 million to an average balance of $66.3 million, CDs with banks grew to an average balance of $42.7 million from an average of $30.4, loans increased to an average balance of $248.4 million from $217.9 million and interest-bearing liabilities grew to an average balance of $328.4 million from $240.1 million. These trends reflect the continued growth of MVB in the investment, loan and deposit areas.

Total assets at June 30, 2010 were $394.3 million or an increase of $41.6 million since December 31, 2009. The greatest areas of increase were $25.0 million in investment securities and $31.9 million in loan growth, principally in the USDA secured arena.

Deposits totaled $300.5 million at June 30, 2010 or an increase of $35.9 million since December 31, 2009. $25 million of this increase is the result of the brokerage buster product, MVChecking and governmental deposits. The brokerage buster product was introduced in early 2009 and has been a huge success in attracting large demand deposits at an attractive rate. MVChecking is a rewards checking account also began in early 2009 which through June 30, 2010 had added $18.5 million in demand deposits. The governmental deposits are the result of winning a 5 year county deposit bid in early 2010. Repurchase agreements totaled $45.1 million and have increased $9.5 million since December 31, 2009.

Federal Home Loan Bank borrowings decreased by $5.2 million from December 31, 2009, mostly the result of CDs with other banks rolling off late in the second quarter.

Stockholders’ equity has increased approximately $876 from December 31, 2009 due to earnings for the six months ended June 30, 2010 of $935.

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.4 million as of June 30, 2010 compared to $2.3 million as of December 31, 2009.

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

Investment Securities

Investment securities totaled $68.9 million as of June 30, 2010 and $43.9 million as of December 31, 2009. Government sponsored agency securities comprise the majority of the portfolio. This $25.0 million increase is the result of putting excess deposit funds to work in building bullet agency ladders that roll down the yield curve, as well as adding investments to secure the governmental deposits.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	June 30 2010	December 31 2009

Commercial and nonresidential real estate	$172,119	$152,426
Residential real estate	79,129	67,507
Consumer and other	13,482	12,914

Total loans	$264,730	$232,847

Loan Concentration

At June 30, 2010, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

Management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy. While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem. The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio. The Bank recognizes that a significant part of the loan review process and the evaluation of the Allowance for Loan Losses is the initial identification of emerging problem loans and the appropriate Risk Grade classification and loss allocations.

The banks loans are reviewed and graded on a basis that is consistent with the system used by state and federal bank examiners. The bank has four (4) grades for passing (1, 2, 3, 4) three (3) grades of other loans specially mentioned (5, 6 and 0), and one grade each for substandard (7), doubtful (8), and loss (9).

In determining the allowance for loan losses, MVB segregates the loan portfolio by loan type, risk grades and by region for certain loan types. The loan types are Commercial, Real Estate, Home Equity, Consumer Loans and Credit Cards. The loan types are further segregated by specific loan categories within each Loan type based upon risk and trends. Commercial is segregated into Government guaranteed, tax exempt, cash secured and all other commercial loans by region. Consumer loans are segregated by all direct consumer loans and indirect auto and recreational loans.

The entire bank Commercial Loan portfolio has been Risk Graded utilizing the above Risk Grading system and evaluated accordingly in determining the allowance for loan losses. Residential, Home Equity, Consumer loans and Credit Cards are Risk Graded for 5 and above and evaluated accordingly in determining the allowance for loan losses. Specific loss estimates based upon current data available are determined for any loans determined a Risk grade 7 or above. Historical loss ratios are applied to all other loans with similar risk characteristics. The bank is using a 3 year historical loss ratio due to trends in charge-offs, delinquency, non-performing and the economy locally and nationally. The bank previously used a 5 year historical loss ratio.

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $300.5 million at June 30, 2010.

Non interest bearing deposits remain a core funding source for MVB. At June 30, 2010, non-interest bearing deposits totaled $30.9 million compared to $23.5 million at December 31, 2009. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $269.5 million at June 30, 2010 compared to $241.0 million at December 31, 2009. Average interest-bearing liabilities totaled $328.4 million during the second quarter of 2010 compared to $240.1 million for the second quarter of 2009. Average non-interest bearing demand deposits totaled $29.1 million for the second quarter of 2010 compared to $22.2 million for the second quarter of 2009. Management will continue to emphasize deposit gathering in 2010 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At June 30, 2010, repurchase agreements totaled $45.1 million compared to $35.6 million at December 31, 2009. In addition to the aforementioned funds alternatives, MVB has access to more than $91.8 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

Liquidity

MVB recognizes the importance of liquidity in the day-to-day operations of the bank, and believes it is critical to have a plan for addressing liquidity in times of crisis, as well as prudently managing levels to maximize earnings. The bank has historically recognized the need for funding sources that go beyond the most important source which is retail deposit business. MVB has created a funding program that identifies various wholesale funding sources that may be used whenever appropriate. These sources include the following: FHLB advances, brokered deposits, CDARS, repurchase agreements, internet CDs through Qwickrate, the Federal Reserve discount window, State of West Virginia CD auctions, and fed funds purchased. Limits have been set as to how much MVB will utilize each identified source. MVB currently is taking advantage of all of the above, with the exception of fed funds purchased and the discount window. This allows the bank to lower funding costs slightly while documenting the availability of each.

Current Economic Conditions

The current economic climate in West Virginia, and in particular in the four counties MVB focuses in is better than the national climate. Unemployment in the United States was 9.5% in both June 2009 and June 2010. The unemployment levels in the four counties MVB operates in were as follows: Berkeley County unemployment was 8.7% in June 2010, compared to 9.0% in June 2009. Harrison County’s unemployment rate for June 2010 was 7.3% versus 7.2% in June 2009. Jefferson County’s unemployment rate improved from 7.5% in June 2009 to 6.8% in June 2010 and Marion County’s unemployment rate increased from 7.0% in June of 2009 to 7.6% in June of 2010. The numbers from all four counties continue to be significantly better than the national numbers.

MVB’s nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were .90% in June of 2010 versus 1.60% in June of 2009 and charge offs to total loans were .02% for both periods. MVB continues to closely monitor economic and delinquency trends.

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

At June 31, 2010, accumulated other comprehensive (loss) totaled $(131) compared to $(343) at December 31, 2009. This change is mainly related to increased gains in the investment portfolio.

Treasury stock shares increased by $278 as MVB repurchased 13,859 shares.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2009 Form 10-K. At June 30, 2010, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2010 and December 31, 2009 was $36.2 million and $33.0 million, respectively.

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

Future Outlook

The bank’s results of operations in the second quarter of 2010 are an improvement over the second quarter of 2009 mainly due to the improvement in net interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.	Controls and Procedures

No response required.

Item 4(T).	Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2010, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 13, 2010	MVB Financial Corp.

	By:	/S/ LARRY F. MAZZA
Larry F. Mazza
President and Chief Executive Officer

	By:	/S/ ERIC L. TICHENOR
Eric L. Tichenor
Chief Financial Officer