Form 10-Q
period 2010-09-30
MVB FINANCIAL CORP
filed 2010-11-15
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, the number of shares outstanding of the issuer’s only class of common stock was 1,633,830.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-13 of this report.

	Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	2

	Consolidated Statements of Income for the Nine and Three Months ended September 30, 2010 and 2009	3

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 14-26 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures	26

Item 4T.	Controls and Procedures	26

Part II.	Other Information

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Removed and Reserved	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30	December 31
	2010	2009
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$2,592	$2,321
Interest bearing balances – FHLB	21,630	3,935
Certificates of deposits in other banks	20,877	49,442
Investment securities:
Securities held-to-maturity, at cost	7,465	6,594
Securities available-for-sale, at fair market value	65,823	37,292

Loans:	279,539	232,847
Less: Allowance for loan losses	(2,754)	(2,241)

Net loans	276,785	230,606
Loans held for sale	2,524	1,764
Bank premises, furniture and equipment, net	7,615	7,757
Accrued interest receivable and other assets	12,143	13,051

Total assets	$417,454	$352,762

Liabilities
Deposits
Non-interest bearing	$31,188	$23,493
Interest bearing	285,808	241,038

Total deposits	316,996	264,531

Accrued interest, taxes and other liabilities	2,890	2,130
Repurchase agreements	54,583	35,641
Federal Home Loan Bank borrowings	10,041	19,198
Long-term debt	4,124	4,124

Total liabilities	388,634	325,624

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 1,633,830 and 1,629,971 issued	1,634	1,629
Additional paid-in capital	20,518	20,457
Treasury Stock, 38,218 and 23,036 shares, respectively	(826)	(522)
Retained earnings	7,472	5,917
Accumulated other comprehensive income (loss)	22	(343)

Total stockholders’ equity	28,820	27,138

Total liabilities and stockholders’ equity	$417,454	$352,762

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended Sept. 30		Three Months Ended Sept. 30
	2010	2009	2010	2009
Interest income
Interest and fees on loans	$9,795	$8,838	$3,449	$3,021
Interest on deposits with other banks	501	483	115	189
Interest on investment securities – taxable	1,071	851	401	283
Interest on tax exempt loans and securities	586	422	224	160

Total interest income	11,953	10,594	4,189	3,653

Interest expense
Deposits	3,379	3,401	1,105	1,204
Repurchase agreements	338	158	115	81
Federal Home Loan Bank borrowings	385	403	123	128
Long-term debt	62	89	23	24

Total interest expense	4,164	4,051	1,366	1,437

Net interest income	7,789	6,543	2,823	2,216
Provision for loan losses	760	474	240	171
Net interest income after provision for loan losses	7,029	6,069	2,583	2,045

Other income
Service charges on deposit accounts	498	566	143	194
Income on bank owned life insurance	193	133	64	50
Visa debit card income	263	206	93	77
Income on loans held for sale	372	453	170	119
Other operating income	311	286	95	76
Gain on sale of securities	88	—	32	—

Total other income	1,725	1,644	597	516

Other expense
Salary and employee benefits	3,501	3,139	1,267	1,056
Occupancy expense	446	424	149	138
Equipment expense	350	297	127	106
Data processing	355	396	78	138
Visa debit card expense	218	173	79	65
Advertising	215	228	73	94
Legal and accounting fees	122	103	42	34
Printing, stationery and supplies	97	75	31	25
FDIC insurance	395	324	129	95
Other taxes	140	133	47	44
Loss on Silverton Bank Stock	—	186	—	—
Other operating expenses	825	673	313	252

Total other expense	6,664	6,151	2,335	2,047

Income before income taxes	2,090	1,562	845	514
Income tax expense	535	412	225	125

Net income	$1,555	$1,150	$620	$389

Basic net income per share	$0.97	$0.71	$0.39	$0.24
Diluted net income per share	$0.96	$0.70	$0.38	$0.23
Basic weighted average shares outstanding	1,599,382	1,622,183	1,593,629	1,629,971
Diluted weighted average shares outstanding	1,624,241	1,648,132	1,618,488	1,655,920

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine Months Ended Sept. 30
	2010	2009
Operating activities
Net income	$1,555	$1,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	760	474
Deferred income tax (benefit)	(274)	(71)
Depreciation	338	332
Stock based compensation	27	11
Loans originated for sale	(27,717)	(42,155)
Proceeds of loans sold	26,957	40,986
Proceeds from sale of other real estate owned	866	—
(Gain) on sale of other real estate owned	(61)	—
Amortization, net of accretion	331	56
(Increase) in interest receivable and other assets	(4)	(28)
Increase in accrued interest, taxes, and other liabilities	760	435

Net cash provided by operating activities	3,538	1,190
Investing activities
(Increase) in loans made to customers	(46,939)	(20,925)
Purchases of premises and equipment	(196)	(125)
(Increase) in interest bearing balances with banks, net	(17,695)	(15,363)
Purchases of certificates of deposit in other banks	(16,321)	(47,863)
Maturities of certificates of deposit in other banks	44,886	17,569
Purchases of investment securities available-for-sale	(59,976)	(29,509)
Proceeds from sales, maturities and calls of securities Available-for-sale	31,501	10,190
Proceeds from sales, maturities and calls of securities held to maturity	474	5,601
Purchases of investment securities held-to-maturity	(985)	(3,688)
Purchase of bank owned life insurance	—	(1,000)

Net cash (used in) investing activities	(65,251)	(85,113)
Financing activities
Net increase in deposits	52,465	81,371
Net increase in repurchase agreements	18,942	16,996
Proceeds from Federal Home Loan Bank borrowings	92,500	5,700
Principal payments on Federal Home Loan Bank borrowings	(101,657)	(22,393)
Purchase of treasury stock	(304)	(223)
Common stock options exercised	38	293

Net cash provided by financing activities	61,984	81,744

Increase/decrease in cash and cash equivalents	271	(2,179)
Cash and cash equivalents - beginning of period	2,321	$4,710

Cash and cash equivalents - end of period	$2,592	$2,531

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$4,296	$4,012
Income taxes	$516	$467

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Management has reviewed events occurring through November 15, 2010, the date the financial statements were issued and no subsequent events transpired requiring accrual or disclosure.

Note 2. Allowance for Loan Losses

The provision for loan losses for the nine months ended September 30, 2010 and 2009 was $760 and $474, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

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

The results of this analysis at September 30, 2010, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

	September 30
(Dollars in thousands)	2010	2009

Allowance for loan losses
Balance, beginning of period	$2,241	$1,860

Loan charge-offs	(294)	(257)
Loan recoveries	47	49

Net charge-offs	(247)	(208)
Loan loss provision	760	474

Balance, end of period	$2,754	$2,126

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30
(Dollars in thousands)	2010	2009

Non-accrual loans:
Commercial	$629	$—
Real Estate	511	972
Consumer	80	13

Total non-accrual loans	1,220	985
Renegotiated loans	—	—

Total non-performing loans	1,220	985
Other real estate, net	333	476

Total non-performing assets	$1,553	$1,461

Accruing loans past due 90 days or more	$1,091	$2,156
Non-performing loans as a % of total loans	.44%	.44%
Allowance for loan losses as a % of non-performing loans	225.74%	215.84%

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of September 30, 2010 and December 31, 2009, the Company had repurchase agreements of $54.6 million and $35.6 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at September 30, 2010 was approximately $106.7 million.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Borrowings from the FHLB were as follows:

	Sept. 30 2010	December 31 2009

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	953	1,012

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	651	662

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,351	1,380

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,094	1,109

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	917	929

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,038	1,051

Floating interest rate note, originating March 2003, due December 2011, interest of 0.70% payable monthly.	—	—

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,037	1,055

Fixed interest rate note originating November 2009, due May 2010, interest of 0.35% payable quarterly.	—	4,000

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

Fixed interest rate note originating May 2009, due May 2010, interest of .72% payable quarterly.	—	5,000

	$10,041	$19,198

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of September 30, 2010 and 2009 and interest expense of $62 and $89 for the periods ended September 30, 2010 and 2009.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2010	53
2011	221
2012	232
2013	2,244
2014	1,257
Thereafter	10,158

14,165

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the nine and three month periods ended September 30, 2010 and September 30, 2009.

The following table represents other comprehensive income before tax and net of tax:

	For the three months ended Sept. 30		For the nine months ended Sept. 30
(in thousands)	2010	2009	2010	2009
Unrealized gain (losses) on securities available for sale	$257	$40	$747	$(49)
Pension liability adjustment	—	—	(139)	—
Tax effect	(103)	(16)	(243)	20

Net of tax effect	154	24	365	(29)
Net income as reported	620	389	1,555	1,150

Total comprehensive income	$774	$413	$1,920	$1,121

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2010 and 2009, stock options to purchase 124,297 and 124,158 shares at an average price of $16.00 and $15.82, respectively, were outstanding. For the three months ended September 30, 2010 and 2009, the dilutive effect of stock options was 24,859 and 25,949 shares, respectively.

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position.

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later, and is not expected to have a significant impact on the Company’s financial statements.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2010
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Agency Securities		36,636		36,636
Mortgage Backed Securities		29,063		29,063
Other Securities		124		124

	December 31, 2009
(In Thousands)	Level I	Level II	Level III	Total

Assets measured on a recurring basis:
Investment securities, available for sale
U.S. Agency Securities		16,300		16,300
Mortgage Backed Securities		20,868		20,868
Other Securities		124		124

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

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	September 30, 2010
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	2,592	2,592
Interest bearing balances	42,507	42,507
Securities available-for-sale	65,823	65,823
Securities held-to-maturity	7,465	7,495
Loans	276,785	285,365
Accrued interest receivable	1,339	1,339

	$396,511	$405,121

Financial liabilities:
Deposits	$316,996	$320,166
Repurchase agreements	54,583	54,583
Federal Home Loan Bank Borrowings	10,041	10,834
Accrued interest payable	400	400
Long-term debt	4,124	4,124

	$386,144	390,107

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

Amortized cost and approximate fair values of investment securities held-to-maturity at September 30, 2010, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

Municipal securities	$6,465	$297	$—	$6,762
U. S. Agency securities	1,000	31	—	1,031

	$7,465	$328	$—	$7,793

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Amortized cost and approximate fair values of investment securities available-for-sale at September 30, 2010 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$35,983	$655	$(2)	$36,636
Mortgage-backed securities	28,726	355	(18)	29,063
Other securities	124	—	—	124

	$64,833	$1,010	$(20)	$65,823

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	September 30, 2010
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	115	116	30,419	30,798
After five years, but within ten	2,337	2,445	2,926	3,063
After ten Years	5,013	5,232	31,488	31,962

Total	$7,465	$7,793	$64,833	$65,823

The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2010, the details of which are included in the following table. Although these securities, if sold at September 30, 2010 would result in a pretax loss of $20, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2010, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At September 30, 2010, total temporary impairment totaled $10.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(2)	$—	$(2)	$—	$—
Mortgage-backed securities(6) (11)	7,909	(8)	1,202	(10)
Municipal securities(-)	—	—	—	—

	$7,909	$(10)	$1,202	$(10)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At September 30, 2010 and for the Nine and Three Months Ended September 30, 2010 and 2009:

	Nine Months Ended Sept. 30		Three Months Ended Sept. 30
	2010	2009	2010	2009
Net income to:
Average assets	.54%	.52%	.62%	.48%
Average stockholders’ equity	7.58	5.78	8.83	5.69
Net interest margin	2.87	3.22	3.00	3.06

Average stockholders’ equity to average assets	7.15	8.96	7.08	8.36
Total loans to total deposits (end of period)	88.18	88.02	88.18	88.02
Allowance for loan losses to total loans (end of period)	.99	.95	.99	.95
Efficiency ratio	70.04	75.13	68.27	74.93
Capital ratios:
Tier 1 capital ratio	12.02	11.97	12.02	11.97
Risk-based capital ratio	13.07	12.84	13.07	12.84
Leverage ratio	7.96	9.14	7.96	9.14
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$17.64	$16.60	$17.64	$16.60
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.97	.71	.39	.24
Diluted earnings per share	.96	.70	.38	.23

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2010, MVB earned $620 compared to $389 in the third quarter of 2009. Net interest income increased by $607, other income increased by $81 and other expenses increased by $288. The increase in net interest income was driven in part by a rate decrease on interest bearing liabilities throughout 2009 and 2010 which resulted in a 49 basis point reduction in average interest rates paid during the third quarter of 2010 compared to the same period in 2009. The biggest influence upon interest income was the continued growth of the MVB balance sheet, with $42.7 million in average loan growth and $41.4 million in investment portfolio growth. The increase in other operating expenses was principally the result of salaries expense increasing by $211, mainly the result of the addition of a correspondent mortgage lending program along with the addition of three seasoned commercial lenders in the Central region. Equipment and depreciation costs increased $32, the result of updating fully depreciated computer equipment as well as the start up expenses of the correspondent mortgage lending program. Data processing and Visa debit card costs decreased $46 due to the renegotiation of MVB’s data processing contract. FDIC insurance costs were up $34 due to deposit growth and other operating expenses were up $61 relating to consulting fees for asset and liability services and for MVChecking.

Loan loss provisions of $240 and $171 were made for the quarters ended September 30, 2010 and 2009, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2010 and 2009 totaled $597 and $516, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $143 at September 30, 2010 and income on loans held for sale which totaled $170, an increase of $51 over the third quarter of 2009. Gain on sale of securities was $32 in the third quarter of 2010 versus the $0 in the third quarter of 2009, due to the sale of bullet agency securities.

Non-interest expense for the quarters ended September 30, 2010 and 2009 totaled $2.3 million and $2.0 million, respectively. The most significant increases were as discussed above.

For the nine months ended September 30, 2010 MVB earned $1,555 compared to $1,150 for the same time period in 2009. This $405 increase is mainly the result of balance sheet growth in the areas of loans and investments as discussed above, resulting in an increase in net interest income after provision for loan losses of $960 for the first nine months of 2010.

Loan loss provisions of $760 and $474 were made for the nine months ended September 30, 2010 and 2009, respectively.

Non-interest income for the nine months ended September 30, 2010 and 2009 totaled $1.7 million and $1.6 million, respectively. Income from the sale of loans into the secondary market decreased by $81 but was offset by gains on sale of securities of $88, increased BOLI income of $60 and increased debit card income of $57.

Non-interest expense for the nine months ended September 30, 2010 and 2009 totaled $6.7 million and $6.2 million. This $513 increase was mainly the result of the following: an increase in salaries expense of $362, increased other operating expenses of $152, increased FDIC insurance costs of $71, increased equipment and occupancy costs of $75 and increased debit card expense of $45. The salaries increase relates to the addition of correspondent mortgage lending and three additional commercial lenders. Other operating expense increases were in the areas of consulting, legal, postage and director fees.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2010 and 2009 was 3.00% and 3.06% respectively. During 2008 the Federal Reserve began a series of rate cuts resulting in a total rate decrease of 4.25%. This rate decrease had the greatest impact on MVB in the yield on commercial loans, which decreased from 5.49% at September 30, 2009 to 5.31% at September 30, 2010. MVB’s yield on mortgage loans has also decreased from 5.95% at September 30, 2009 to 5.60% at September 30, 2010. This decrease is mainly the result of the addition of Freedom mortgage loans, a 10 year fixed rate product offering a 4.66% rate. The decline in the yield on earning assets for MVB is also the result of $28.3 million of CDs with other banks yielding 1.57%, funded with brokered deposits or borrowings to provide around a 1% return. While these transactions hurt the net interest margin and return on assets, they provided more dollars of net income. MVB’s cost of funds has declined 49 basis points from the third quarter of 2009 as a result of the following: a 58 basis point reduction on CDs and IRAs, a 44 basis point reduction on NOW accounts and a 21 basis point reduction on MMDAs.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three months ended Sept 2010			Three months ended Sept 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-bearing deposits in banks	$9,994	$4	0.16%	$2,270	$4	0.70%
CDs with banks	28,332	111	1.57	34,729	185	2.13
Investment securities	71,030	464	2.61	29,591	312	4.22
Loans
Commercial	161,574	2,146	5.31	144,106	1,978	5.49
Tax exempt	14,871	161	4.33	12,299	132	4.29
Real estate	75,566	1,058	5.60	53,006	789	5.95
Consumer	14,139	245	6.93	14,004	253	7.23

Total loans	266,150	3,610	5.43	223,415	3,152	5.64

Total earning assets	375,506	4,189	4.46	290,005	3,653	5.04
Cash and due from banks	2,313			15,255
Other assets	19,119			16,922

Total assets	$396,938			$322,182

Liabilities
Deposits:
Non-interest bearing demand	$30,748	$—		$22,487	$—
NOW	98,195	295	1.20	47,803	196	1.64
Money market checking	31,145	75	0.96	29,301	86	1.17
Savings	7,949	2	0.10	6,844	1	0.06
IRAs	10,955	84	3.07	9,182	84	3.66
CDs	124,010	649	2.09	125,223	837	2.67
Repurchase agreements & FFS	45,187	115	1.02	32,773	81	0.99
FHLB borrowings	13,807	123	3.56	15,323	128	3.34
Long-term debt	4,124	23	2.23	4,124	24	2.33

Total interest-bearing liabilities	335,372	1,366	1.63	270,573	1,437	2.12

Other liabilities	2,727			2,200

Total liabilities	368,847			295,260

Stockholders’ equity
Common stock	1,632			1,630
Paid-in capital	20,488			20,451
Treasury Stock	(825)			(523)
Retained earnings	6,844			5,735
Accumulated other comprehensive income	(48)			(371)

Total stockholders’ equity	28,091			26,922

Total liabilities and stockholders’ equity	$396,938			$322,182

Net interest spread			2.83			2.92
Impact of non-interest bearing funds on margin			0.17			0.14

Net interest income-margin		$2,823	3.00%		$2,216	3.06%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine months ended Sept 2010			Nine months ended Sept 2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost

Interest-bearing deposits in banks	$10,698	$14	0.17%	$1,027	$4	0.52%
CDs with banks	40,062	487	1.62	27,844	479	2.29
Investment securities	60,814	1,257	2.76	25,234	901	4.76
Loans
Commercial	153,194	6,123	5.33	140,694	5,786	5.48
Tax exempt	12,474	400	4.28	11,503	373	4.32
Real estate	69,840	2,950	5.63	50,979	2,309	6.04
Consumer	13,928	722	6.91	13,745	742	7.20

Total loans	249,436	10,195	5.45	216,921	9,210	5.66

Total earning assets	361,010	11,953	4.41	271,026	10,594	5.21
Cash and due from banks	2,295			8,582
Other assets	19,041			16,548

Total assets	$382,346			$296,156

Liabilities
Deposits:
Non-interest bearing demand	$30,167	$—		$22,652	$—
NOW	85,785	876	1.36	34,343	337	1.31
Money market checking	31,096	226	0.97	27,674	224	1.08
Savings	7,741	6	0.10	7,138	5	0.09
IRAs	10,900	259	3.17	8,579	245	3.81
CDs	123,985	2,012	2.16	122,436	2,590	2.82
Repurchase agreements & FFS	41,179	338	1.09	22,996	159	0.92
FHLB borrowings	17,515	385	2.93	17,573	403	3.06
Long-term debt	4,124	62	2.00	4,124	88	2.85

Total interest-bearing liabilities	322,325	4,164	1.72	244,863	4,051	2.21

Other liabilities	2,500			2,103

Total liabilities	354,992			269,618

Stockholders’ equity
Common stock	1,631			1,622
Paid-in capital	20,470			20,370
Treasury Stock	(688)			(499)
Retained earnings	6,165			5,373
Accumulated other comprehensive income	(224)			(328)

Total stockholders’ equity	27,354			26,538

Total liabilities and stockholders’ equity	$382,346			$296,156

Net interest spread			2.69			3.00
Impact of non-interest bearing funds on margin			0.18			0.22

Net interest income-margin		$7,789	2.87%		$6,543	3.22%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $597 in the third quarter of 2010 compared to $516 in the third quarter of 2009. This increase of $81 is the result of an increase of $51 in income on loans held for sale and a $32 gain on sale of securities.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the third quarter of 2010, non-interest expense totaled $2.3 million compared to $2.0 million in the third quarter of 2009. MVB’s efficiency ratio was 68.27% for the third quarter of 2010 compared to 74.93% for the third quarter of 2009. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.

Salaries and benefits totaled $1.3 million for the quarter ended September 30, 2010 compared to $1.1 million for the quarter ended September 30, 2009. This $211 increase in salaries and benefits is mainly the result of the addition of correspondent lending staff and the addition of three commercial lenders. MVB had 81 full-time equivalent personnel at September 30, 2010 compared to 76 full-time equivalent personnel as of September 30, 2009. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2010 and 2009, occupancy expense totaled $149 and $138, respectively.

Other operating expense totaled $313 in the third quarter of 2010 compared to $252 in the third quarter of 2009. The largest items relating to this increase were in the areas of consulting, legal, postage and director fees.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .62% and 8.83% for the third quarter of 2010 compared to .48% and 5.69% in the third quarter of 2009.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2010 compared to 2009. The most significant areas of change between the quarters ended September 30, 2010 and September 30, 2009 were as follows: investment securities increased from an average balance of $29.6 million to an average balance of $71.0 million, loans increased to an average balance of $266.1 million from $223.4 million and interest-bearing liabilities grew to an average balance of $335.4 million from $270.6 million. These trends reflect the continued growth of MVB in the investment, loan and deposit areas.

Total assets at September 30, 2010 were $417.4 million or an increase of $64.7 million since December 31, 2009. The greatest areas of increase were $29.4 million in investment securities and $46.7 million in loan growth, principally in the USDA secured arena. Interest bearing balances with banks increased $17.7 million from 2009, the result of significant public funds deposit increases at the end of the quarter, which should decline early in quarter four.

Deposits totaled $317.0 million at September 30, 2010 or an increase of $52.5 million since December 31, 2009. $54 million of this increase is the result of the brokerage buster product, MVChecking and governmental deposits. The brokerage buster product was introduced in early 2009 and has been a huge success in attracting large demand deposits at an attractive rate. MVChecking is a rewards checking account also began in early 2009 which through September 30, 2010 had added $17.0 million in demand deposits. The governmental deposits are the result of winning a 5 year county deposit bid in early 2010 as well as the addition of a second county deposit bid in the third quarter of 2010. Repurchase agreements totaled $54.6 million and have increased $18.9 million since December 31, 2009.

Federal Home Loan Bank borrowings decreased by $9.2 million from December 31, 2009, mostly the result of increased deposit volume.

Stockholders’ equity has increased approximately $1.7 million from December 31, 2009 due to earnings for the nine months ended September 30, 2010 of $1.6 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.6 million as of September 30, 2010 compared to $2.3 million as of December 31, 2009.

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

Investment Securities

Investment securities totaled $73.3 million as of September 30, 2010 and $43.9 million as of December 31, 2009. Government sponsored agency securities comprise the majority of the portfolio. This $29.4 million increase is the result of putting excess deposit funds to work in building bullet agency ladders that roll down the yield curve, as well as adding investments to secure the governmental deposits.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	September 30 2010	December 31 2009

Commercial and nonresidential real estate	$182,404	$152,426
Residential real estate	83,626	67,507
Consumer and other	13,509	12,914

Total loans	$279,539	$232,847

Loan Concentration

At September 30, 2010, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $317.0 million at September 30, 2010.

Non interest bearing deposits remain a core funding source for MVB. At September 30, 2010, non-interest bearing deposits totaled $31.2 million compared to $23.5 million at December 31, 2009. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $285.9 million at September 30, 2010 compared to $241.0 million at December 31, 2009. Average interest-bearing liabilities totaled $335.4 million during the third quarter of 2010 compared to $270.6 million for the third quarter of 2009. Average non-interest bearing demand deposits totaled $30.7 million for the third quarter of 2010 compared to $22.5 million for the third quarter of 2009. Management will continue to emphasize deposit gathering in 2010 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At September 30, 2010, repurchase agreements totaled $54.6 million compared to $35.6 million at December 31, 2009. In addition to the aforementioned funds alternatives, MVB has access to more than $106.7 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

MVB’s nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were .820% in September of 2010 versus 1.49% in September of 2009 and charge offs to total loans were .10 and .11 respectively. MVB continues to closely monitor economic and delinquency trends.

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

At September 30, 2010, accumulated other comprehensive income totaled $22 compared to $(343) at December 31, 2009. This change is mainly related to increased gains in the investment portfolio.

Treasury stock shares increased by $304 as MVB repurchased 15,182 shares.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2009 Form 10-K. At September 30, 2010, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2010 and December 31, 2009 was $33.7 million and $33.0 million, respectively.

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

Future Outlook

The bank’s results of operations in the third quarter of 2010 are an improvement over the third quarter of 2009 mainly due to the improvement in net interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.	Controls and Procedures

No response required.

Item 4(T).	Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2010, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

November 15, 2010	MVB Financial Corp.

	By:	/S/ LARRY F. MAZZA
Larry F. Mazza
President and Chief Executive Officer

	By:	/S/ ERIC L. TICHENOR
Eric L. Tichenor
Chief Financial Officer