Form 10-K
period 2010-12-31
MVB FINANCIAL CORP
filed 2011-03-11
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Act.    Yes  ☐    No  ☒.

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

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through March 11, 2011, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $21,840,000. For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 17, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 11, 2011, the Registrant had 2,235,026 shares of common stock outstanding with a par value of $1.

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

MVB operates five offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 2500 Fairmont Avenue inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in Bridgeport, Harrison County, 88 Somerset Boulevard in Charles Town, Jefferson County and 651 Foxcroft Avenue in Martinsburg, Berkeley County. At December 31, 2010, MVB had total assets of $414.3 million, total loans of $294.0 million, total deposits of $300.4 million and total stockholders’ equity of $30.8 million.

MVB’s business activities are currently confined to a single segment which is community banking. As a community banking entity, MVB offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, MVB offers non-deposit investment products through an association with a broker-dealer, and also offers correspondent lending services to assist other community banks in offering longer term fixed rate loan products that may be sold into the secondary market.

At December 31, 2010, MVB had 84 full-time and 15 part-time employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion and Harrison county markets, and expansion into West Virginia’s eastern panhandle.

During 2010, MVB continued to focus on growth in the Harrison, Berkeley and Jefferson County areas as the primary method for reaching performance goals. MVB continuously reviews key performance indicators to measure our success.

Market Area

MVB’s primary market areas are the Marion, Harrison, Jefferson and Berkeley Counties of West Virginia, which includes a total of 97 banking facilities. Its extended market is in the adjacent counties.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2000. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990; 19,097 in 2000 and 19,031 in 2009, or a net decline of 4,832 or 20.2%. Marion County increased its population from 1980 to 1990, 55,789 to 57,249, decreased to 56,598 in 2000 and increased to 56,706 in 2009. These changes resulted in a net increase of 1.64%. The Marion County population includes that of Fairmont. The result is that over the last 30 years, there has not been any significant change in population. Harrison County’s population decreased from 69,371 in 1990 to 68,652 in 2000, then increased to 68,911 in 2009 while Bridgeport’s population has increased from 7,306 in 2000 to an estimated 7,935 in 2009, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing. The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 52,750 in 2009. During this period, Charles Town has seen an increase in population of 67.4% to 4,865 in 2009. Berkeley County’s population has grown from 75,905 in 2000 to an estimated 103,854 in 2009, making it the second-most populous county in West Virginia. Martinsburg’s population has increased 14.3% since 2000 to 17,112 in 2009.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2010. As of December 2010, the overall state rate was 9.5% compared to 7.9% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 7.9%, while the West Virginia rate increased from 7.5% to 9.5%. At December 31, 2010, Harrison, Jefferson and Berkeley counties showed unemployment rates of 8.3%, 7.2% and 9.7%, respectively. Marion, Harrison and Jefferson County’s rates are better than the state average, and Berkeley County’s rate is slightly worse than the state average. The future direction of unemployment will probably be driven by what occurs economically on a national level.

MVB originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, MVB retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released). However, loans originated in excess of MVB’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by MVB. MVB has no loans to foreign entities. MVB’s lending market area is primarily concentrated in the Marion, Harrison, Berkeley and Jefferson Counties of West Virginia.

Commercial Loans

At December 31, 2010, MVB had outstanding approximately $194.6 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 66.2% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2010, MVB had outstanding consumer loans in an aggregate amount of approximately $13.3 million or approximately 4.5% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2010, MVB had approximately $86.0 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 29.3% of total loans outstanding.

Lending Practices. MVB generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, MVB may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing to maturity mortgages. MVB also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. Most real estate loans are secured by first mortgages with evidence of title in favor of MVB in the form of an attorney’s opinion of the title or a title insurance policy. MVB also requires proof of hazard insurance with MVB named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for all loans secured by real estate.

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

Federal Home Loan Bank

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.35% of the calculated Member Asset Value (MAV) plus 4.60% of outstanding advances. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item.

Capital Requirements

Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding the Bank’s risk-based capital requirements, see Note 14 of the Notes to the Financial Statements included in Item 8 of this Form 10-K.

West Virginia Division of Banking. State banks, such as MVB Bank, Inc. are subject to similar capital requirements adopted by the West Virginia Division of Banking.

Limits on Dividends

MVB’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects MVB to serve as a source of strength to the Bank. The Federal Reserve Board may require MVB to retain capital for further investment in the Bank, rather than pay dividends to its shareholders. MVB Bank, Inc. may not pay dividends to MVB if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit MVB’s ability to pay dividends on its outstanding common shares.

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

Additional information concerning the property and equipment owned or leased by MVB and its subsidiaries is incorporated herein by reference from “Note 4, Bank Premises and Equipment” and “Note 16, Leases” of the Notes to the Financial Statements included in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which MVB or its subsidiaries are a party or to which any of their property is subject.

ITEM 4. REMOVED AND RESERVED

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

Quarterly Market and Dividend Information:

	2010		2009
	Estimated Market Value Per Share	Dividend	Estimated Market Value Per Share	Dividend
Fourth Quarter	$21.00	$0.10	$20.00	$0.10
Third Quarter	20.00	0.00	20.00	0.00
Second Quarter	20.00	0.00	20.00	0.00
First Quarter	20.00	0.00	20.00	0.00

MVB had 1,010 stockholders of record at December 31, 2010. MVB began paying an annual dividend of $.10 per share beginning in December 2008. No dividends were paid prior to 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	115,297	$16.00	23,190
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	115,297	$16.00	23,190

During the fourth quarter of 2010, 9,000 stock options under MVB’s equity compensation plan were exercised.

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission. This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

In September, 2010, the FASB issued ASU 2010-25, Plan Accounting – Defined Contribution Pension Plans. The amendments in this ASU require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this update are effective for fiscal years ending after December 15, 2010 and are not expected to have a significant impact on the Company’s financial statements.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

Several other new accounting standards became effective during the periods presented or will be effective subsequent to December 31, 2009. None of these new standards had or is expected to have a significant impact on the Company’s consolidated financial statements.

Summary Financial Results

MVB earned $2.2 million in 2010 compared to $1.4 million in 2009, an increase of $831,000. The earnings equated to a 2010 return on average assets of .57% and a return on average equity of 7.98%, compared to prior year results of .45% and 5.26%, respectively. Basic earnings per share were $1.40 in 2010 compared to $.88 in 2009. Diluted earnings per share were $1.38 in 2010 compared to $.86 in 2009. The most significant factor in the increase in 2010 profitability was a 2.0 million increase in net interest income. This increase was largely the result of the following: continuing to deploy excess capital by investing in bank certificates of deposit funded by wholesale deposits to earn a spread of around 1%, which resulted in additional income of $351,000; a reduction in net interest expense of $63,000 despite deposit growth of $35.9 million, the result of a decrease in interest rates on interest-bearing liabilities; the increase in net interest and fees on loans of $1.6 million which was the result of loan growth of $61.2 million in 2010 and an increase in interest on investment securities of $230,000, the result of the investment portfolio increasing by $25.4 million in 2010. Other income increased $264,000, the result of the following: a $109,000 increase in other operating income which was driven by a $61,000 gain on OREO sale and a $45,000 increase in mortgage loan underwriting income; an $88,000 increase in gain on sale of investment securities sold and a $74,000 increase in debit card income, the result of increased debit card activity relating to MVChecking. Another major increase in net income from 2009 was the reduction in investment impairment losses of $186,000. On the expense side salaries and employee benefits saw the largest increase in 2010, an increase of $555,000 from 2009, the result of the addition of four new commercial lenders, correspondent lending, the first employee incentive payout under MVB’s revised plan which paid a bonus of 2.5% of each eligible employees’ salary at year end based upon net income, deposit and loan goals achieved, and normal annual salary adjustments for existing staff. The next largest area of increase in expenses in 2010 was consulting expense which increased $136,000 from 2009, the result of additional use of the BankVue MVChecking product along with the addition of the use of outside consultants in the areas of strategic planning and interest rate risk analysis. FDIC insurance increased by $79,000, the result of deposit growth and Visa debit card expense increased $57,000 the result of expanded usage through the MVChecking product.

MVB’s yield on earning assets in 2010 was 4.42% compared to 5.07% in 2009. This decrease in yield is attributable to the following: a 25 basis point decline in the yield on loans, a 164 basis point decline in the investment portfolio yield and a 51 basis point decline on other bank certificates of deposit. Despite extensive competition, total loans increased to $294.0 million at December 31, 2010, from $232.8 million at December 31, 2009. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate. The decrease in yield on the investment portfolio is attributable to increasing the portfolio’s size by $33.6 million or 110% from 2009, all of which was done at rates significantly lower than the existing portfolio.

Deposits increased $35.9 million to $300.4 million at December 31, 2010, from $264.5 million at December 31, 2009, due to the following: $24 million in growth from public funds deposits in Harrison and Berkeley counties, $11 million in additional broker buster money, $4.1 million in non interest-bearing deposit growth, $3.8 million in MVChecking and $3.6 million in savings account balances, $2.6 million of which is our newest product, MVSavings. Certificate of deposit balances declined by $7.6 million and brokered money decreased by $10.7 million, the result of the decrease in the CD arbitrage built during 2008 and 2009. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 1.66% in 2010 compared to 2.14% in 2009. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 2.94% in 2010 compared to 3.11% in 2009.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 2.94% in 2010 compared to 3.11% in 2009. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2010, the Federal Reserve did not change rates. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2010, net interest income increased by $2.0 million or 22.9% to $10.8 million from $8.8 million in 2009. This increase is largely due to the growth in average earning assets, primarily $61.2 million in loans and $25.4 million in investments. Average total earning assets were $368.1 million in 2010 compared to $282.7 million in 2009. Average total loans grew to $261.1 million in 2010 from $219.4 million in 2009. Primarily as a result of this growth, total interest income increased by $2.0 million, or 13.6%, to $16.3 million in 2010 from $14.3 million in 2009. Average interest-bearing liabilities, mainly deposits, likewise increased in 2010 by $70.9 million. Average interest-bearing deposits grew to $263.6 million in 2010 from $209.3 million in 2009. Total interest expense decreased by $63,000 despite the $70.9 million in average interest bearing liabilities growth. This decrease in interest expense was the result of a 48 basis point decrease in interest cost from 2009 to 2010.

MVB’s yield on earning assets changed during 2010 as follows: The loan portfolio yield decreased by 25 basis points and MVB’s investment portfolio yield decreased by 164 basis points while funding yields decreased by 48 basis points.

The cost of interest-bearing liabilities decreased to 1.66% in 2010 from 2.14% in 2009. This decrease is primarily the result of reduced cost of funds as follows: Certificates of deposit costs decreased 63 basis points, IRA costs decreased 67 basis points, MMDA costs decreased 15 basis points and NOW accounts costs decreased 13 basis points.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2010			2009
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
(Dollars in thousands)
Interest-bearing deposits in banks	$10,501	$19	0.18%	$2,784	$14	0.50%
CDs with other banks	35,061	568	1.62	32,189	685	2.13
Investment securities	64,104	1,677	2.62	30,456	1,298	4.26
Loans
Commercial	159,887	8,518	5.33	141,275	7,723	5.47
Tax exempt	13,000	555	4.27	11,497	496	4.31
Real estate	73,862	3,994	5.41	52,838	3,126	5.92
Consumer	14,367	956	6.65	13,746	995	7.24
Allowance for loan losses	(2,647)			(2,088)

Net loans	258,469	14,023	5.43	217,268	12,340	5.68

Total earning assets	368,135	16,287	4.42	282,697	14,337	5.07
Cash and due from banks	2,271			8,254
Other assets	19,944			19,236

Total assets	$390,350			$310,187

Liabilities
Deposits:
Non-interest bearing demand	$30,295	$—		$22,764	$—
NOW	90,801	1,172	1.29	40,308	572	1.42
Money market checking	32,215	310	0.96	28,862	319	1.11
Savings	8,160	11	0.13	7,190	7	0.10
IRAs	10,816	337	3.12	8,805	334	3.79
CDs	121,626	2,571	2.11	124,094	3,398	2.74
Repurchase agreements and federal funds
Sold	44,238	474	1.07	27,800	262	0.94
Federal Home Loan Bank borrowings	17,445	513	2.94	17,387	532	3.06
Long-term debt	4,124	82	1.99	4,124	109	2.64

Total interest-bearing liabilities	329,425	5,470	1.66	258,570	5,533	2.14

Other liabilities	2,593			2,107

Total liabilities	362,313			283,441
Stockholders’ equity
Common stock	1,633			1,624
Paid-in capital	20,457			20,392
Treasury stock	(745)			(505)
Retained earnings	6,848			5,540
Accumulated other comprehensive income	(156)			(305)

Total stockholders’ equity	28,037			26,746

Total liabilities and stockholders’ equity	$390,350			$310,187

Net interest spread			2.76			2.93
Impact of non-interest bearing funds on margin			0.17			0.18

Net interest income-margin		$10,817	2.94%		$8,804	3.11%

Provision for Loan Losses

MVB’s provision for loan losses for 2010 and 2009 were approximately $1.1 million and $785,000, respectively. This increase principally relates to the increase in loans outstanding.

Determining the appropriate level of the Allowance for Loan Losses (ALL) requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators. Management seeks to maintain an ALL that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under “Allowance for Loan Losses.”

Non-Interest Income

Fees related to deposit accounts and cash management accounts and income on loans held for sale represent the significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2010 was $2.5 million versus $2.2 million in 2009.

The most significant increase in non-interest income from 2010 to 2009 was $109,000 in other operating income. This increase is primarily the result of increased Visa debit card income of $74,000 and $64,000 in gains on the sale of other real estate owned. Additionally MVB recognized $88,000 in gains on sale of investment securities during 2010.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $9.1 million in 2010 versus $8.3 million in 2009. Approximately 52% and 51% of non-interest expense for 2010 and 2009, respectively, related to personnel costs. Personnel are the lifeblood of every service organization, which is why personnel cost, is such a significant part of the expenditure mix. Salaries and benefits increased by $555,000 in 2010, the result of the addition of four new commercial lenders, a correspondent mortgage lending program and increases for existing staff.

In the second quarter of 2009, Silverton Bank, N.A., a correspondent bank in which MVB held stock failed. This resulted in an $186,000 pretax loss to MVB in 2009.

Data processing expense declined by $139,000 during 2010, the result of the renegotiation of MVB’s data processing contract.

Consulting expense increased by $136,000 in 2010. This increase related to the implementation of a new interest rate risk consulting relationship, the increased usage of consultants in the area of strategic planning and the continued development of our MVChecking and MVSavings products through BankVue.

FDIC insurance premiums increased by $79,000, the result of continued significant deposit growth.

Visa debit card expense increased by $57,000, the result of increased card usage through the MVChecking product which increased income by $74,000.

2009 compared to 2008

Net interest income increased by $1.1 million when comparing 2009 with 2008 results. This increase is largely due to growth in average earning assets, primarily loans, of $30.3 million in 2009. Average interest-bearing liabilities, mainly deposits, increased by $68.7 million in 2009. This increase was due mainly to the addition of two new products, the broker buster account designed to take back money lost to brokerage firms and MVChecking, a higher rate checking account designed to reward customer behaviors that increase the bank’s revenue stream.

A large portion of non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $2.2 million in 2009 compared to $1.8 million in 2008. This increase was due primarily to increased focus on secondary market loans, along with continued increases in service charges on deposit accounts, Visa debit card income, title insurance income, investment commissions and Visa credit card income.

Non-interest expense reached $8.3 million in 2009 compared to $7.8 million in 2008. This increase was the result of the following: $336,000 increase in FDIC insurance costs, $255,000 in increased other operating expenses, $219,000 in increased salaries expense and $74,000 in increased advertising expense.

Income Taxes

MVB incurred income tax expense of $795,000 in 2010 and $454,000 in 2009.

The effective tax rate was 26% in 2010 and 24% 2009.

Return on Assets

MVB’s return on average assets was .57% in 2010, .45% in 2009 and .35% in 2008. The increased return in 2010 is a direct result of the following: an increase in interest income of $2.0 million, $186,000 reduction in investment impairment losses and $139,000 reduction in data processing expense.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 7.98% in 2010, compared to 5.26% in 2009 and 3.22% in 2008. The increased return in 2010 is a direct result of the following: an increase in interest income of $2.0 million, $186,000 reduction in investment impairment losses and $139,000 reduction in data processing expense.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2009 to 2010. Certificates of deposit with banks decreased $31.7 million. Loans increased by $61.2 million to $294.0 million at December 31, 2010. Investments increased by 25.4 million, deposits increased by $35.9 million, repurchase agreements increased by $12.0 million, FHLB borrowings increased by $9.4 million and stockholders’ equity increased by $3.6 million.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $3.7 million at December 31, 2010, compared to $2.3 million at December 31, 2009.

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

Investment Securities

Investment securities totaled $69.3 million at December 31, 2010, compared to $43.9 million at December 31, 2009. This $25.4 million increase is mainly the result of the acquisition of public fund deposits that require collateralization.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2010, the amortized cost of MVB’s investment securities totaled $68.6 million, resulting in unrealized gain in the investment portfolio of $662,000.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and manages interest rate risk for MVB. Through active balance sheet management and analysis of the investment securities portfolio, MVB maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

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

The level of government support received by the FHLB ensures its ability to meet its obligations and therefore provide for the ultimate recoverability of the stock at par value. The level of government support includes access to the U.S. Government-Sponsored Enterprise Credit Facility as a liquidity backstop, which will allow the FHLB to continue serving its customer base. The Company believes that the level of government support provides further evidence as to the recoverability of the stock holding at par value.

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

The Company does not deem the holding of FHLB stock to be material in terms of financial performance or liquidity position. The Company does not rely on the payment of dividends from the FHLB as a source of income, but rather the Company considers the stock part of conducting business. While the FHLB is utilized as a source of funding, the Company has other avenues to obtain funding ranging from customer deposits, other financial institutions, CDARS deposits, brokered money and other wholesale sources. The Company’s current liquidity plan does not contemplate any cash generated from the sale of its FHLB capital stock. The ability to reduce FHLB funding reliance through other sources illustrates that the importance of liquidating FHLB stock is not essential to the overall liquidity position of the Company.

Late in 2010 the FHLB redeemed capital stock held by MVB in the amount of $96,000, as their earnings improved and they liquidated some of their private label mortgage back portfolio.

Loans

MVB’s lending is primarily focused in Marion, Harrison, Berkeley and Jefferson County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $294.0 million as of December 31, 2010, compared to $232.8 million at December 31, 2009.

During 2010, MVB experienced loan growth of $61.2 million, $41.9 million in Harrison County, $15.8 million in Jefferson and Berkeley counties combined and $3.5 million in Marion County. The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area. Residential real estate loans grew $18.5 million and commercial and non-residential real estate loans grew approximately $42.1 million.

At December 31, 2010, commercial loans represented the largest portion of the portfolio approximating 66.2% of the total loan portfolio. Commercial loans totaled $194.7 million at December 31, 2010, compared to $152.4 million at December 31, 2009. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 29.3% of MVB’s total loan portfolio. Residential real estate loans totaled $86.0 million at December 31, 2010, compared to $67.5 million at December 31, 2009. Included in residential real estate loans are home equity credit lines totaling $14.3 million at December 31, 2010, compared to $14.6 million at December 31, 2009. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley and Jefferson County markets. Consumer lending continues to be a part of MVB’s core lending. At December 31, 2010, consumer loan balances totaled $13.3 million compared to $12.9 million at December 31, 2009. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve MVB’s market areas.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2010:

(Dollars in Thousands)
	One Year or Less	One Thru Five Years	Due After Five Years	Total
Commercial and nonresidential real estate	$48,026	$55,841	$90,833	$194,700
Residential real estate	8,634	14,360	63,026	86,020
Consumer and other	3,695	7,201	2,428	13,324

Total	$60,355	$77,402	$156,287	$294,044

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2010	2009
Year-end balances:
Commercial, financial and agricultural	194,700	152,426
Real estate	86,020	67,507
Consumer	13,324	12,914

Total	294,044	232,847

Loan Concentration

At December 31, 2010, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2010 and 2009 MVB had impaired loans totaling $856,000 and $461,000 respectively. Included in these totals were non-accrual loans totaling $519,000 and $0 respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $2.6 million and $2.2 million, respectively, at December 31, 2010 and 2009.

	December 31
	2010	2009
Loans past due more than 30 days to gross loans	0.89%	0.95%
Loans past due more than 90 days to gross loans	0.19%	0.42%

MVB incurred net charge-offs of $863,000 in 2010 and $404,000 in 2009. MVB’s provision for loan losses was $1.1 million in 2010 and $785,000 in 2009. Net charge-offs represented .33% and .18% in 2010 and 2009, respectively, compared to average outstanding loans for the indicated period.

	2010	2009
Balance, January 1	$2,241	$1,860
Provision	1,100	785
Charge-offs	912	453
Recoveries	(49)	(49)

Less: Net charge-offs	863	404

Balance, December 31	$2,478	$2,241

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2010	2009
Allocation of allowance for loan losses at December 31:
Commercial	$1,517	$2,107
Real estate	667	51
Consumer	294	83

Total	$2,478	$2,241

Percent of loans to total loans at December 31:
Commercial	66%	66%
Real estate	29	29
Consumer	5	5

Total	100%	100%

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

Non-performing assets and past due loans:

(Dollars in Thousands)	2010	2009
Non-accrual loans
Commercial	$828	$—
Real estate	1,243	—
Consumer	158	—

Total non-accrual loans	2,229	—
Renegotiated loans	—	—

Total non-performing loans	2,229	—
Other real estate, net	402	1,171

Total non-performing assets	$2,631	$1,171

Accruing loans past due 90 days or more	562	979

Non-performing loans as a % of total loans	0.76%	—
Allowance for loan losses as a % of non-performing loans	111.17%	—

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $300.4 million, or 79.8% of MVB’s funding sources at December 31, 2010. This same information at December 31, 2009 reflected $264.5 million in deposits representing 82.8% of such funding sources. Cash management accounts, which are available to large corporate customers, represented 12.6% and 11.2% of MVB’s funding sources at December 31, 2010 and 2009, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2010, non-interest-bearing balances totaled $28.4 million compared to $23.5 million at December 31, 2009 or 9.5% and 8.9% of total deposits respectively.

Interest-bearing deposits totaled $272.0 million at December 31, 2010, compared to $241.0 million at December 31, 2009. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $329.4 million during 2010 compared to $258.6 million during 2009. Average non-interest bearing liabilities totaled $32.9 million during 2010 compared to $24.9 million during 2009. Management will continue to emphasize deposit gathering in 2011 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or more:

(Dollars in Thousands)	2010
Under 3 months Over 3-6 months	$17,574 10,368
Over 6 to 12 months	12,674
Over 12 months	18,045

Total	$58,661

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank borrowings and repurchase agreements:

(Dollars in Thousands)	2010	2009
Ending balance	$76,237	$54,839
Average balance	65,807	45,187
Highest month-end balance	80,361	63,309
Interest expense	987	795
Weighted average interest rate:
End of Year	1.34%	1.53%
During the Year	1.62%	1.76%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $47.6 million at December 31, 2010, compared to $35.6 million in 2009. Federal Home Loan Bank borrowings totaled $28.6 million at December 31, 2010, compared to $19.2 million at year-end 2009.

Capital/Stockholders’ Equity

During the year ended December 31, 2010, stockholders’ equity increased approximately $3.6 million to $30.8 million. This increase consists of MVB’s net income for the year of $2.2 million, along with a capital raise of $8.3 million to accredited investors during December 2010 and January 2011, $1.7 million of which had been received as of year end. MVB paid dividends of $160,000 in 2010 and $160,000 in 2009.

At December 31, 2010, accumulated other comprehensive income (loss) totaled ($263,000), a decrease in the loss of $80,000 from December 31, 2009. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to pension liability, net of income taxes, at December 31, 2010. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2010 and 2009 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2010, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 13.3% at December 31, 2010, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 12.4% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2010, was 8.2% and was also above the well-capitalized standard of 5%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

The objective of MVB’s asset/liability management function is to maintain consistent growth in net interest income within its policy guidelines. This objective is accomplished through management of MVB’s balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk

The most significant market risk resulting from MVB’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. MVB’s Asset/ Liability Committee (ALCO) is responsible for the overall review and management of the Bank’s balance sheets related to the management of interest rate risk. The ALCO strives to keep MVB focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

To this end, the ALCO has established an interest risk management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

The ALCO relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk due to its dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures, and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.

The simulation process starts with a base case simulation which represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and what is perceived to be the most likely alternative interest rate forecast. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. If necessary, additional balance sheet strategies are developed and simulations prepared. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, what alternative strategies should be considered. The policy calls for periodic review by the ALCO of assumptions used in the modeling.

The ALCO believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The ALCO has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2010.

The following table is provided to show the earnings at risk of MVB as of December 31, 2010.

(Dollars in Thousands)
Immediate Interest Rate Change (one year time frame) (in Basis Points)	Estimated Increase (Decrease) in Net Interest Income December 31, 2010
	Amount	Percent
+200	$13,790	-0.1%
+100	13,787	-0.1%
Base rate	13,789
-100	13,693	-0.70%
-200	$13,617	-1.25%

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is MVB’s policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2010, cash provided by financing activities totaled $58.6 million, while outflows from investing activity totaled $62.2 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2010, is included in Note 7 to the financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $682,000 in 2010 compared to $256,000 in the fourth quarter of 2009. This equated to basic earnings per share, on a quarterly basis, of $.43 in 2010 and $.16 in 2009. Diluted earnings per share for the fourth quarter of 2010 and 2009 were $.42 and $.15, respectively. Net interest income increased during the fourth quarter and was $3.0 million in the fourth quarter of

2010 compared to $2.3 million in 2009. Non-interest income was $729,000 in the fourth quarter of 2010 compared to $546,000 in 2009. Non-interest expense increased to $2.6 million for the fourth quarter of 2010 from $2.2 million in 2009. Loan loss provision was $340,000 for the fourth quarter of 2010, an increase of $29,000 over the fourth quarter of 2009.

Future Outlook

The Bank’s net income in 2010 was better than in any prior year, despite the challenges of a continued poor economic climate. MVB believes it is well positioned in some of the finest markets in the state of West Virginia. We believe with continued customer acceptance in our markets and our commitment to customer service, we will continue to capture market share with our emphasis on the highest quality products and technology.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MVB Financial Corp.

Consolidated Balance Sheets

(Dollars in thousands, except number of shares)

December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks	$3,713	$2,321
Interest bearing balances with banks	10,091	3,935
Certificates of deposit with other banks	17,734	49,442
Investment Securities:
Securities held-to-maturity, at cost	7,460	6,594
Securities available-for-sale, at approximate fair value	61,824	37,292
Loans:	294,044	232,847
Less: Allowance for loan losses	(2,478)	(2,241)

Net Loans	291,566	230,606

Loans held for sale	1,839	1,764
Bank premises, furniture and equipment	7,579	7,757
Accrued interest receivable and other assets	12,461	13,051

TOTAL ASSETS	$414,267	$352,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$28,449	$23,493
Interest bearing	271,985	241,038

Total Deposits	300,434	264,531
Accrued interest, taxes, and other liabilities	2,703	2,130
Repurchase agreements	47,623	35,641
FHLB and other borrowings	28,614	19,198
Long-term debt	4,124	4,124

Total Liabilities	383,498	325,624

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 5,000 shares authorized, none issued
Common stock, par value $1; 4,000,000 shares authorized; 1,802,391 and 1,629,971 shares issued respectively	1,802	1,629
Additional paid-in capital	23,864	20,457
Common stock paid for but not issued, par value $1; 90,560 shares	1,729	—
Treasury Stock, 47,218 and 23,036 shares, respectively	(1,006)	(522)
Retained earnings	4,643	5,917
Accumulated other comprehensive loss	(263)	(343)

Total Stockholders’ Equity	30,769	27,138

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,267	$352,762

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Income

(Dollars in thousands except Share and Per Share Data)

Years ended December 31, 2010 and 2009

	2010	2009
INTEREST INCOME
Interest and fees on loans	$13,468	$11,844
Interest on deposits with other banks	587	699
Interest on investment securities - taxable	1,427	1,197
Interest on tax exempt loans and securities	805	597

Total interest income	16,287	14,337
INTEREST EXPENSE
Interest on deposits	4,401	4,630
Interest on repurchase agreements	474	262
Interest on FHLB and other borrowings	513	533
Interest on long-term debt	82	108

Total interest expense	5,470	5,533

NET INTEREST INCOME	10,817	8,804
Provision for loan losses	1,100	785

Net interest income after provision for loan losses	9,717	8,019

OTHER INCOME
Service charges on deposit accounts	658	770
Income on bank owned life insurance	265	178
Visa debit card income	361	287
Income on loans held for sale	634	616
Gain on sale of securities	88	—
Other operating income	448	339

	2,454	2,190
OTHER EXPENSES
Salaries and employee benefits	4,796	4,241
Occupancy expense	590	569
Equipment depreciation and maintenance	472	423
Data processing	392	531
Visa debit card expense	295	238
Advertising	338	309
Legal and accounting fees	167	174
Printing, stationery and supplies	130	98
Consulting fees	211	75
FDIC insurance	523	444
Other taxes	190	177
Other operating expenses	1,035	884
Loss on investment impairment	—	186

	9,139	8,349

Income before income taxes	3,032	1,860
Income tax expense	795	454

Net Income	$2,237	$1,406

Basic net income per share	$1.40	$0.88
Diluted net income per share	$1.38	$0.86
Basic weighted average shares outstanding	1,598,432	1,601,986
Diluted weighted average shares outstanding	1,625,884	1,628,102

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES
Net Income	$2,237	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100	785
Deferred income tax (benefit)	(144)	(39)
Depreciation	447	445
Stock based compensation	46	15
Loans originated for sale	(46,657)	(53,353)
Proceeds of loans sold	46,582	52,704
Proceeds from sale of other real estate owned	866	252
(Gain)/loss on sale of other real estate owned	(61)	27
(Gain) on sale of investment securities	(88)	—
Amortization, net of accretion	513	117
Loss on investment impairment	—	186
(Increase) in interest receivable and other assets	(409)	(3,029)
Increase in accrued interest, taxes, and other liabilities	573	295

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	5,005	(189)

INVESTING ACTIVITIES
(Increase) in loans made to customers	(62,060)	(29,600)
Purchases of premises and equipment	(269)	(142)
Purchases of investment securities available-for-sale	(69,602)	(32,542)
Purchases of investment securities held-to-maturity	(1,359)	(4,899)
(Increase) in deposits with FHLB and Fed, net	(6,156)	(3,895)
Purchases of certificates of deposit with other banks	(16,321)	(61,489)
Proceeds from maturity of certificates of deposit with other banks	48,029	19,047
Proceeds from sales, maturities and calls of securities available-for-sale	45,082	12,851
Proceeds from maturities and calls of securities held-to-maturity	474	7,101
Purchase of bank owned life insurance	—	(1,000)

NET CASH (USED IN) INVESTING ACTIVITIES	(62,182)	(94,568)

FINANCING ACTIVITIES
Net increase in deposits	35,903	91,466
Net increase in repurchase agreements	11,982	13,737
Proceeds from FHLB and other borrowings	205,716	9,000
Principal payments on FHLB and other borrowings	(196,300)	(21,744)
Purchase of treasury stock	(484)	(223)
Net proceeds of stock offering	1,729	—
Cash dividend	(160)	(160)
Common stock options exercised	183	292

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,569	92,368

Increase/(decrease) in cash and cash equivalents	1,392	(2,389)
Cash and cash equivalents at beginning of period	2,321	4,710

Cash and cash equivalents at end of period	$3,713	$2,321

Supplemental disclosure of cash flow information
Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$5,623	$5,488
Income taxes	$811	$607

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2010 and 2009

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2008	$1,604	$20,175	$4,671	$(315)	$(299)	$25,836
Comprehensive income:
Net Income			1,406			1,406
Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized losses - net of tax effect of $(31)				(46)		(46)

Total Comprehensive Income						1,360
Minimum pension liability adjustment - net of tax effect				18		18
Cash dividends paid ($0.10 per share)			(160)			(160)
Stock based compensation		15				15
Treasury stock, acquired at cost					(223)	(223)
Common stock options execised	25	267				292

Balance, December 31, 2009	$1,629	$20,457	$5,917	$(343)	$(522)	$27,138
Comprehensive income:
Net Income			2,237			2,237
Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $(167)				251		251

Total Comprehensive Income						2,488
Minimum pension liability adjustment - net of tax effect				(171)		(171)
Cash dividends paid ($0.10 per share)			(160)			(160)
Stock offering in process		1,729				1,729
Stock based compensation		46				46
Stock dividend - 10% stock dividend	160	3,191	(3,351)			—
Treasury stock, acquired at cost					(484)	(484)
Common stock options exercised	13	170				183

Balance, December 31, 2010	$1,802	$25,593	$4,643	$(263)	$(1,006)	$30,769

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks with original maturities of ninety days or less.

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

Loans Held for Sale

Through Crescent Mortgage Company, Franklin American Mortgage and Freddie MAC, MVB Bank, Inc. has the ability to offer customers long-term fixed rate mortgage products without holding these instruments in the bank’s loan portfolio. MVB values loans held for sale at the lower of cost or market. After thorough review of the process the Company has concluded that no material derivative instruments exist, as the bank obtains pricing information directly from the websites of the secondary mortgage providers and locks in pricing based upon pre-established margins set by management.

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

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $927 and $941 at December 31, 2010 and 2009, respectively.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $1,816 and $1,911 at December 31, 2010 and 2009, respectively, and is included in other assets in the accompanying balance sheet.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense. At December 31, 2010 and 2009, the Company held other real estate of $402 and $1,171.

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

Endorsement Split-Dollar Life Insurance Arrangements

The Company accounts for certain endorsement split-dollar life insurance arrangements by recognizing both the cash surrender value of the insurance asset as well as the liability for the death benefit provided to the employee.

Reclassifications

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 financial statement presentation.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2010, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
Municipal securities	6,460	27	(62)	6,425
U. S. Agency securities	1,000	17	—	1,017

	$7,460	$44	$(62)	$7,442

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2009, including gross unrealized gains and losses, are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
Municipal securities	5,594	16	(59)	5,551
U. S. Agency securities	1,000	59	—	1,059

	$6,594	$75	$(59)	$6,610

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
U. S. Agency securities	$34,903	$453	$(76)	$35,280
Mortgage-backed securities	26,135	306	(21)	26,420
Other securities	124	—	—	124

	$61,162	$759	$(97)	$61,824

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2009 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value
U. S. Agency securities	$16,122	$196	$(18)	$16,300
Mortgage-backed securities	20,802	111	(45)	20,868
Other securities	124	—	—	124

	$37,048	$307	$(63)	$37,292

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	December 31, 2010
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value
Within one year	$—	$—	$—	$—
After one year, but within five	115	115	29,324	29,515
After five years, but within ten	2,609	2,618	2,852	2,922
After ten Years	4,736	4,709	28,986	29,387

Total	$7,460	$7,442	$61,162	$61,824

Investment securities with a carrying value of $66,426 and $24,724 at December 31, 2010 and 2009, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2010, the details of which are included in the following table. Although these securities, if sold at December 31, 2010 would result in a pretax loss of $159, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2010, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At December 31, 2010, total temporary impairment totaled $159.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies (6)	$8,966	$(76)	$—	$—
Mortgage-backed securities (6)	8,533	(21)	—	—
Municipal securities (14)	3,782	(62)	—	—

	$21,281	$(159)	$—	$—

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)	2010	2009
Commercial and non-residential real estate	$194,605	$152,463
Residential real estate	86,020	67,507
Consumer and other	13,324	12,914
Net deferred fees and costs	95	(37)

	$294,044	$232,847

Changes in the allowance for loan losses were as follows for the years ended December 31:

(Dollars in thousands)	2010	2009
Balance at beginning of period	$2,241	$1,860
Losses charged to allowance	(912)	(453)
Recoveries credited to allowance	49	49
Provision for loan losses	1,100	785

Balance at end of period	$2,478	$2,241

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
December 31, 2010
Total Loans	$194,700	$71,686	$14,334	$12,830	$494	$294,044

Individually evaluated for impairment	$393	$197	$262	$0	$4	$856
Collectively evaluated for impairment	$194,307	$71,489	$14,072	$12,830	$490	$293,188

Management evaluates individual loans in all of the commercial segments for possible impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Corporation also separately evaluates individual consumer and residential mortgage loans for impairment.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2010
Commercial	$59	$20	$334	$393	$393
Residential	165	75	32	197	197
Home Equity	262	99	0	262	262
Installment	0	0	0	0	0
Credit Card	4	4	0	4	4

Total impaired loans	$490	$198	$366	$856	$856

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	December
	2010	2009
Average investment in impaired loans	$1,901	$2,369
Interest income recognized on an accrual basis on impaired loans	$76	$95

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Credit Department performs an annual review of all commercial relationships $500,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews larger commercial relationships or criticized relationships. The Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
Commercial	$180,568	$8,294	$5,446	$392	$194,700
Residential	69,906	613	1,002	165	71,686
Home Equity	13,945	99	262	28	14,334
Installment	12,424	233	173	—	12,830
Credit Card	488	—	6	—	494

Total	$277,331	$9,239	$6,889	$585	$294,044

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2010
Commercial	$193,414	241	—	$217	$458	$828	$194,700
Residential	68,529	1,761	272	143	2,176	981	71,686
Home Equity	13,979	28	18	47	93	262	14,334
Installment	12,222	141	158	155	454	154	12,830
Credit Card	490	—	—	—	—	4	494

Total	$288,634	$2,171	$448	$562	$3,181	$2,229	$294,044

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualified factors.

The classes described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Commercial, Mortgage and Consumer pools currently utilize a rolling 12 quarters.

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volume and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010. Activity in the allowance is presented for the year ended December 31, 2010 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Card	Total
ALL balance at December 31, 2009	$1,717	$204	$84	$216	$20	$2,241
Charge-offs	(547)	(57)	(67)	(241)	—	(912)
Recoveries	—	36	9	4	—	49
Provision	347	277	181	295	—	1,100

ALL balance at December 31, 2010	$1,517	$460	$207	$274	$20	$2,478

Individually evaluated for impairment	$975	$333	$139	$121	$6	$1,574
Collectively evaluated for impairment	$542	$127	$68	$153	$14	$904

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)	2010	2009
Bank Premises	$7,533	$7,516
Equipment, furniture and fixtures	2,893	2,641

	10,426	10,157
Allowance for depreciation	(2,847)	(2,400)

	$7,579	$7,757

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)	2010	2009
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$77,970	$60,837
Non-interest bearing	27,984	23,123
Time and savings deposits of individuals, partnerships and corporations	161,534	172,482
Deposits of states and political subdivisions	32,431	7,319
Official checks	515	770

Total Domestic Deposits	$300,434	$264,531

Time deposits of over $100 included above	$58,661	$47,518

Maturities of certificates of deposit at December 31, 2010 were as follows:

2011	$55,472
2012	19,373
2013	10,920
2014	3,042
2015	4,757

Total	$93,564

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2010 and 2009, the company held repurchase agreements of $47,623 and $35,641. Information related to repurchase agreements is summarized below:

(Dollars in thousands)	2010	2009
Balance at end of year	$47,623	$35,641
Average balance during the year	44,238	27,800
Maximum month-end balance	55,550	46,163
Weighted-average rate during the year	1.07%	0.94%
Rate at December 31	1.00%	0.97%

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2010 was approximately $112,194. At December 31, 2010 and 2009 the Bank had borrowed $24,114 and $19,198.

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)	2010	2009
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000
Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	933	1,012
Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	647	662
Floating interest rate note, originating March 2003, due December 2011, interest payable monthly, including interest of 0.68%	14,126	—
Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%	1,341	1,380
Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%	1,089	1,109
Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%	1,034	1,051

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	913	929
Fixed interest rate note, originating May 2009, due May 2010, interest of 0.72% payable quarterly	—	5,000
Fixed interest rate note, originating November 2009, due May 2010, interest of 0.35% payable quarterly	—	4,000
Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%	1,031	1,055
Fixed interest rate note, originating March 2008. due March 2013, interest of 2.37% payable quarterly	2,000	2,000

	$24,114	$19,198

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of December 31, 2010 and 2009 and interest expense of $82 and $109 for the years ended December 31, 2010 and 2009.

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

The bank had borrowed $4,500 in overnight funds at the Federal Reserve discount window on December 31, 2010 at a rate of 0.75%.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2011	$18,847
2012	232
2013	2,244
2014	1,257
2015	271
Thereafter	9,887

$32,738

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

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)	2010	2009
Available on lines of credit	$32,539	$30,814
Stand-by letters of credit	758	1,642
Other loan commitments	691	529

	$33,988	$32,985

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2010	2009
Current:
Federal	$773	$392
State	166	101

	$939	$493

Deferred expense (benefit)
Federal	$(119)	$(32)
State	(25)	(7)

	(144)	(39)

Income Tax expense	$795	$454

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2010		2009
	Amount	%	Amount	%
Tax at Federal tax rate	$1,031	34.0%	$632	34.0%
Tax effect of:
State income tax	76	2.5%	47	2.5%
Tax exempt earnings	(313)	-10.3%	(226)	-12.2%
Other	1	0.0%	1	0.0%

	$795	26.2%	$454	24.3%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2010	2009
Depreciation	$299	$318
Unrealized loss on securities available-for-sale	$264	$98
Pension	(66)	45

Gross deferred tax liabilities	497	461

Allowance for loan losses	(778)	(765)
Minimum pension liability	(381)	(326)

Gross deferred tax (assets)	(1,159)	(1,091)

Net deferred tax (asset)	$(662)	$(630)

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has granted loans to officers and directors of the Company and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability. Set forth below is a summary of the related loan activity.

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Repayments	Balance at end of Year
December 31, 2010	$15,067	$764	$(1,836)	$13,995

December 31, 2009	$13,517	$2,468	$(918)	$15,067

The Company held related party deposits of $11,812 and $10,941 at December 31, 2010 and December 31, 2009, respectively.

The Company held related party repurchase agreements of $1,697 and $1,585 at December 31, 2010 and December 31, 2009, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $335 and $291 for the years ended December 31, 2010 and 2009.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$2,389	$1,812
Service cost	311	259
Interest cost	142	112
Actuarial loss	243	221
Benefits paid	(26)	(15)

Benefit obligation at end of year	$3,059	$2,389

Change in plan assets:
Fair value of plan assets at beginning of year	$1,575	$967
Actual return on plan assets	188	284
Employer contribution	57	339
Benefits paid	(26)	(15)

Fair value of plan assets at end of year	$1,794	$1,575

Funded status	$(1,265)	$(814)
Unrecognized net actuarial loss	1,093	944
Unrecognized prior service cost	7	9

Prepaid pension cost recognized	$(165)	$139

Accumulated benefit obligation	$2,414	$1,869

At December 31, 2010 and 2009, the weighted average assumptions used to determine the benefit obligation are as follows:

Discount rate	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

Service cost	$311	$260
Interest cost	142	112
Expected return on plan assets	(139)	(116)
Amortization of prior service costs	2	2
Amortization of loss	44	33

Net periodic pension cost	$360	$291

At December 31, 2010 and 2009, the weighted average assumptions used to determine net periodic pension cost are as follows:

Discount rate	6.00%	6.25%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

The Company’s pension plan asset allocations at December 31, 2010 and 2009, as well as target allocations for 2011 are as follows:

Asset Category	2011 Target	12/31/2010	12/31/2009
Equity securities	75%	59%	63%
Balanced fund	20%	31%	32%
Other	5%	10%	5%

Total	100%	100%	100%

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below.

	2011	2010
Expected amortization of transition obligation (asset)	$—	$—
Expected amortization of prior service cost (credit)	2	2
Expected amortization of net loss (gain)	66	44

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

The fair value of MVB’s pension plan assets at December 31, 2010 by asset class are as follows:

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2010.

	31-Dec-10
	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$179	$—	$—	$179
Investment in equity securities	$1,059	$—	$—	$1,059
Investment in debt	$—	$556	$—	$556

Total assets at fair value	$1,238	$556	$—	$1,794

Investment in government and debt securities and short-term investments are valued at the closing price reported on the active market on which the individual securities are traded.

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

Cash Flow
Contributions for the period of 01/01/11 through 12/31/11	$552,981
Estimated future benefit payments reflecting expected future service
1/1/2011 through 12/31/2011	$67,593
1/1/2012 through 12/31/2012	$111,246
1/1/2013 through 12/31/2013	$122,201
1/1/2014 through 12/31/2014	$131,706
1/1/2015 through 12/31/2015	$152,643
1/1/2016 through 12/31/2020	$1,021,841

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets. As of December 31, 2010 the Company has allocated $31 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years. The remaining $896 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company.

NOTE 12. STOCK OFFERING

During 2010 the Company began a confidential offering to accredited investors that resulted in the issuance of 393,305 shares of common stock totaling $8.3 million in additional capital. As of December 31, 2010 the Company had received signed offering memoranda and payment for 82,328 shares totaling 1.7 million in additional capital at December 31, 2010. The proceeds of this offering will be used to support current and long-range growth plans of the Company. During 2010 the Company issued 172,420 shares, concluding 2010 with outstanding shares of 1,802,391. A 10% stock dividend declared December 21, 2010 with a record date of January 25, 2011, payable February 15, 2011 resulted in an additional 159,561 shares.

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan provides for the issuance of stock options to selected employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. All options granted prior to 2004 vest in 4 years, and expire 10 years from the date of grant. For options granted in 2004 and 2005 the vesting period has been accelerated to fully vest at December 31, 2005. These options also expire 10 years from the date of the grant. Options granted in 2006, 2007 and 2010 vest in 5 years and expire 10 years from the date of the grant, with the exception of 10,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of the grant.

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2010		2009
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	134,658	$15.83	161,007	$15.05
Granted	99,500	—	—	—
Adjust for 5% stock dividend	—	$—	—	$—
Exercised	(12,859)	—	(26,349)	—
Forfeited/expired	(14,002)	—	—	—

Outstanding at end of year	207,297	$17.88	134,658	$15.83

Exercisable at end of year	115,297	$16.00	124,658	$15.81

Weighted-average fair value of options granted during the year		$3.10		N/A

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 3.28% for 2010, and a weighted average expected life of the options of 7 years for 2010. The expected volatility of MVB’s stock price used for 2010 options was 1.26% and the expected dividend yield used was .50%.

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2010:

		Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.00	115,797	6.00	$16.00	115,297	$16.00
$20.00	81,500	10.00	$20.00
$22.50	10,000	10.00	$22.50

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2010 and 2009, the Bank meets all capital adequacy requirements to which it is subject.

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

	ACTUAL		MINIMUM TO BE WELL CAPITALIZED		MINIMUM FOR CAPITAL ADEQUACY PURPOSES
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
(Dollars in thousands)
As of December 31, 2010 Total Capital (to risk-weighted assets)
Consolidated	$32,582	11.9%	N/A	N/A	$21,807	8.0%
Subsidiary Bank	$36,275	13.3%	$27,258	10.0%	$21,807	8.0%
Tier I Capital (to risk-weighted assets)
Consolidated	$30,104	11.0%	N/A	N/A	$10,903	4.0%
Subsidiary Bank	$33,797	12.4%	$16,355	6.0%	$10,903	4.0%
Tier I Capital (to average assets)
Consolidated	$30,104	7.3%	N/A	N/A	$16,487	4.0%
Subsidiary Bank	$33,797	8.2%	$20,590	5.0%	$16,472	4.0%
As of December 31, 2009 Total Capital (to risk-weighted assets)
Consolidated	$28,780	11.8%	N/A	N/A	$19,440	8.0%
Subsidiary Bank	$32,191	13.2%	$24,300	10.0%	$19,440	8.0%
Tier I Capital (to risk-weighted assets)
Consolidated	$26,539	10.9%	N/A	N/A	$9,720	4.0%
Subsidiary Bank	$29,950	12.3%	$14,580	6.0%	$9,720	4.0%
Tier I Capital (to average assets)
Consolidated	$26,539	7.6%	N/A	N/A	$14,020	4.0%
Subsidiary Bank	$29,950	8.6%	$17,508	5.0%	$14,007	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

(Dollars in thousands)
Years ended December 31:
2011	$55
2012	55
2013	36
2014	36
2015	36
Thereafter	318

Total minimum payments required:	$536

Total lease expense for the years ended December 31, 2010 and 2009 was $54 and $54, respectively.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2010
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$3,713	$3,713
Interest bearing balances with banks	27,825	27,878
Securities available-for-sale	61,824	61,824
Securities held-to-maturity	7,460	7,442
Loans	294,044	302,277
Accrued interest receivable	1,398	1,398

	$396,264	$404,532

Financial liabilities:
Deposits	$300,434	$307,584
Repurchase agreements	47,623	47,671
FHLB and other borrowings	28,614	32,305
Accrued interest payable	378	378
Long-term debt	4,124	4,124

	$381,173	$392,062

	December 31, 2009
	Carrying Value	Estimated Fair Value
Financial assets:
Cash and due from banks	$2,321	$2,321
Interest bearing balances with banks	53,377	53,484
Securities available-for-sale	37,292	37,292
Securities held-to-maturity	6,594	6,772
Loans	232,847	233,313
Accrued interest receivable	1,074	1,074

	$333,505	$334,256

Financial liabilities:
Deposits	$264,531	$263,840
Repurchase agreements	35,641	35,712
Federal Home Loan Bank Borrowings	19,198	20,427
Accrued interest payable	531	531
Accrued interest payable	4,124	4,124

Long-term debt	$324,025	$324,634

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

NOTE 18. FAIR VALUE MEASUREMENTS

Accounting standards require that the Company adopt fair value measurement for financial assets and financial liabilities. This enhanced guidance for using fair value to measure assets and liabilities applies whenever other standards require or permit assets or liabilities to be measured at fair value. This guidance does not expand the use of fair value in any new circumstances.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2010 by level within the fair value hierarchy. As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classified investments in government securities as Level 2 instruments and valued them using the market approach.

	December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities		35,280		35,280
Mortgage backed Securities		26,420		26,420
Other Securities		124		124
Total		61,824		61,824

NOTE 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company’s balance sheets at December 31, 2010 and 2009, and the related statements of income and cash flows for each of those years are presented below:

	December 31
(Dollars in thousands, except share data)	2010	2009
Balance Sheets Assets
Cash	$1,779	$399
Investment in bank subsidiary, eliminated in consolidation	32,733	30,548
Other assets	385	319

Total assets	$34,897	$31,266

Liabilities and shareholders’ equity
Liabilities
Other liabilities	$4	$4
Long-term debt	4,124	4,124

Total liabilities	4,128	4,128
Stockholders’ equity
Preferred stock, par value $1,000; 5,000 shares authorized, none issued	$—	$—
Common stock, par value $1; 4,000,000 shares authorized; 1,802,391 and 1,629,971 shares issued respectively	1,802	1,629
Additional paid in capital	23,864	20,457
Common stock paid for but not issued, par value $1; 82,328 shares issued	1,729	—
Treasury stock	(1,006)	(522)
Retained earnings	4,643	5,917
Accumulated other comprehensive income	(263)	(343)

Total stockholders’ equity	30,769	27,138
Total liabilities and stockholders’ equity	$34,897	$31,266

(Dollars in thousands)
Statements of Income	2010	2009
Income - dividends from bank subsidiary	$—	$—
Expenses - operating	176	163

Income/(Loss) before income taxes and undistributed income	(176)	(163)
Income tax (benefit)	(67)	(62)

Income after tax	(109)	(101)
Equity in undistributed income of bank subsidiary	2,346	1,507

Net income	$2,237	$1,406

(Dollars in thousands)
Statements of Cash Flows	2010	2009
OPERATING ACTIVITIES
Net income	$2,237	$1,406
Equity in undistributed income of bank subsidiary	(2,346)	(1,507)
(Increase) in other assets	(66)	(62)
(Decrease)/increase in other liabilities	—	(3)
Stock option expense	46	15
Unrealized (loss)/gain	80	(28)

Net cash (used in) operating activities	(49)	(179)

INVESTING ACTIVITIES
Investment in subsidiary	161	301

Net cash provided by/(used in) investing activities	161	301
FINANCING ACTIVITIES
Proceeds of stock offering	1,729	—
Proceeds from long-term borrowings	—	—
Common stock options exercised	183	292
Cash dividend	(160)	(160)
Purchase of treasury stock	(484)	(223)

Net cash (used in)/provided by financing activities	1,268	(91)

Increase/(decrease) in cash	1,380	31
Cash at beginning of period	399	368

Cash at end of period	$1,779	$399

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MVB Financial Corp.

Fairmont, West Virginia

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVB Financial Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Wheeling, West Virginia

March 1,2011

S.R. Snodgrass, A.C. • 980 National Road • Wheeling, West Virginia 26003-6400 • Phone: (304) 233-5030 • Facsimile: (304) 233-3062

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2010, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Date: March 11, 2011	/s/ LARRY F. MAZZA
Larry F. Mazza
President & CEO

Date: March 11, 2011	/s/ ERIC L. TICHENOR
Eric L. Tichenor
Senior Vice President & CFO

ITEM 9B.OTHER INFORMATION

No response required.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 3-6 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2011.

ITEM 11. EXECUTIVE COMPENSATION

See “Executive Compensation” on pages 10-11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2011.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 13 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2011 which section is expressly incorporated by reference.

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

Total loans outstanding from the Bank at December 31, 2010 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $15.0 million or 55.4% of total equity capital and 6.5% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on pages 14 and 15 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 59. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2010

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