Form 10-Q
period 2011-03-31
MVB FINANCIAL CORP
filed 2011-05-13
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, the number of shares outstanding of the issuer’s only class of common stock was 2,234,767.

MVB Financial Corp.

Part I.	Financial Information	2
Item 1.	Financial Statements	2

	The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-14 of this report.

	Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	2
	Consolidated Statements of Income for the Three Months ended March 31, 2011 and 2010	3
	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 18-27 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures	27

Part II.	Other Information	28

Item 1.	Legal Proceedings	28

Item 1a	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Removed and Reserved	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Part I. Financial Information

Item 1.	Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31 2011	December 31 2010
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$2,274	$3,713
Interest bearing balances with banks	26,084	10,091
Certificates of deposits in other banks	1,640	17,734
Investment securities:
Securities held-to-maturity, at cost	7,231	7,460
Securities available-for-sale, at approximate fair value	87,654	61,824

Loans:	305,480	294,044
Less: Allowance for loan losses	(2,552)	(2,478)

Net loans	302,928	291,566
Loans held for sale	696	1,839
Bank premises, furniture and equipment, net	7,531	7,579
Accrued interest receivable and other assets	13,441	12,461

Total assets	$449,479	$414,267

Liabilities
Deposits
Non-interest bearing	$31,963	$28,449
Interest bearing	319,158	271,985

Total deposits	351,121	300,434

Accrued interest, taxes and other liabilities	2,465	2,703
Repurchase agreements	43,982	47,623
Federal Home Loan Bank borrowings	9,934	28,614
Long-term debt	4,124	4,124

Total liabilities	411,626	383,498

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	—	—
Common stock, $1 par value, 4,000,000 authorized, 2,234,767 and 1,802,391 issued	2,235	1,802
Additional paid-in capital	32,529	23,864
Common stock paid for but not yet issued, par value $1; 90,560 shares	—	1,729
Treasury Stock, 47,218 and 47,218 shares, respectively	(1,006)	(1,006)
Retained earnings	4,483	4,643
Accumulated other comprehensive income (loss)	(388)	(263)

Total stockholders’ equity	37,853	30,769

Total liabilities and stockholders’ equity	$449,479	$414,267

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended March 31
	2011	2010
Interest income
Interest and fees on loans	$3,750	$3,092
Interest on deposits with other banks	36	208
Interest on investment securities – taxable	344	303
Interest on tax exempt loans and securities	208	178

Total interest income	4,338	3,781

Interest expense
Deposits	955	1,125
Repurchase agreements	109	101
Federal Home Loan Bank borrowings	120	131
Long-term debt	20	19

Total interest expense	1,204	1,376

Net interest income	3,134	2,405

Provision for loan losses	300	280

Net interest income after provision for loan losses	2,834	2,125

Other income
Service charges on deposit accounts	130	172
Income on bank owned life insurance	47	64
Visa debit card income	96	79
Income on loans held for sale	92	89
Other operating income	106	117
Gain on sale of securities	149	47

Total other income	620	568

Other expense
Salary and employee benefits	1,422	1,146
Occupancy expense	143	146
Equipment expense	126	106
Data processing	36	140
Visa debit card expense	77	65
Advertising	75	36
Legal and accounting fees	64	36
Printing, stationery and supplies	37	26
Consulting fees	92	25
FDIC insurance	119	137
Other taxes	49	45
Other operating expenses	274	224

Total other expense	2,514	2,132

Income before income taxes	940	561

Income tax expense	274	133

Net income	$666	$428

Basic net income per share	$0.33	$0.27
Diluted net income per share	$0.32	$0.26
Basic weighted average shares outstanding	2,032,542	1,604,657
Diluted weighted average shares outstanding	2,068,683	1,630,773

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2011	2010
Operating activities
Net income	$666	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	280
Deferred income tax expense/(benefit)	171	(152)
Depreciation	111	113
Stock based compensation	28	4
Loans originated for sale	(6,397)	(6,859)
Proceeds of loans sold	7,540	6,881
Proceeds from sale of other real estate owned	234	703
(Gain) on sale of other real estate owned	—	(40)
(Gain) on sale of investment securities	(149)	(47)
Amortization, net of accretion	168	73
(Increase)/decrease in interest receivable and other assets	(101)	103
(Decrease)/increase in accrued interest, taxes, and other liabilities	(238)	327

Net cash provided by operating activities	2,333	1,814
Investing activities
(Increase) in loans made to customers	(11,662)	(1,686)
Purchases of premises and equipment	(63)	(48)
(Increase) in interest bearing balances with banks, net	(15,993)	(20,802)
Purchases of certificates of deposit in other banks	—	(15,242)
Proceeds from maturity of certificates of deposit in other banks	16,094	17,339
Purchases of investment securities available-for-sale	(33,881)	(11,293)
Proceeds from sales, maturities and calls of securities available-for-sale	8,052	4,964
Purchases of investment securities held-to-maturity	—	(532)
Purchases of bank owned life insurance	(1,200)	—

Net cash (used in) investing activities	(38,653)	(27,300)
Financing activities
Net increase in deposits	50,687	22,861
Net (decrease)/increase in repurchase agreements	(3,641)	2,837
Proceeds from Federal Home Loan Bank Borrowings	33,305	—
Principal payments on Federal Home Loan Bank borrowings	(51,985)	(52)
Purchase of treasury stock	—	(100)
Net proceeds of stock offering	6,515	—

Net cash provided by financing activities	34,881	25,546

(Decrease)/increase in cash and cash equivalents	(1,439)	60
Cash and cash equivalents - beginning of period	3,713	2,321

Cash and cash equivalents - end of period	$2,274	$2,381

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$1,269	$1,462
Income taxes	$—	$—

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The consolidated balance sheet as of December 31, 2010 has been extracted from audited financial statements included in MVB’s 2010 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2010, Form 10-K filed with the Securities and Exchange Commission.

Management has reviewed events occurring through May 13, 2011, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Note 2. – Loans

The components of loans in the balance sheet at March 31, were as follows:

(Dollars in thousands)

	2011	2010

Commercial and non-residential real estate	$204,053	$150,955
Residential real estate	87,427	70,690
Consumer and other	13,949	12,873
Net deferred fees and costs	51	59

	$305,480	$234,577

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011. Activity in the allowance is presented for the period ended March 31, 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Card	Total
ALL balance 12/31/10 December 31, 2010	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(22)	(65)	(76)	(70)	(3)	(236)
Recoveries	—	—		10	—	10
Provision	222	49	3	25	1	300

ALL balance 3/31/11	$1,717	$444	$134	$239	$18	$2,552

Individually evaluated for impairment	$1,095	$135	$51	$—	$2	$1,283

Collectively evaluated for impairment	$622	$309	$83	$239	$16	$1,269

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

The following table summarizes the primary segments of the loan portfolio as of March 31, 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

March 31, 2011
Total Loans	$204,104	$73,081	$14,346	$13,409	$540	$305,480

Individually evaluated for impairment	$418	$766	$205	$0	$1	$1,390
Collectively evaluated for impairment	$203,686	$72,315	$14,141	$13,409	$539	$304,090

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2010
Total Loans	$194,700	$71,686	$14,334	$12,830	$494	$294,044

Individually evaluated for impairment	$393	$197	$262	$0	$4	$856
Collectively evaluated for impairment	$194,307	$71,489	$14,072	$12,830	$490	$293,188

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
March 31, 2011	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance

Commercial	$84	$84	$334	$418	$418
Residential	734	135	32	766	766
Home Equity	68	23	137	205	205
Installment	0	0	0	0	0
Credit Card	1	1	0	1	1

Total impaired loans	$887	$243	$503	$1,390	$1,390

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
Dec 31, 2010	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance

Commercial	$59	$20	$334	$393	$393
Residential	165	75	32	197	197
Home Equity	262	99	0	262	262
Installment	0	0	0	0	0
Credit Card	4	4	0	4	4

Total impaired loans	$490	$198	$366	$856	$856

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	March
	2011	2010
Average investment in impaired loans	$1,390	$2,369
Interest income recognized on an accrual basis on impaired loans	$58	$95

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Credit Department performs an annual review of all commercial relationships $500,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews larger commercial relationships or criticized relationships. The Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$190,632	$6,200	$6,854	$418	$204,104
Residential	71,287	912	116	766	73,081
Home Equity	14,028	113	—	205	14,346
Installment	12,970	336	95	8	13,409
Credit Card	538	—	2	—	540

Total	$289,455	$7,561	$7,067	$1,397	$305,480

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$180,568	$8,294	$5,446	$392	$194,700
Residential	69,906	613	1,002	165	71,686
Home Equity	13,945	99	262	28	14,334
Installment	12,424	233	173	—	12,830
Credit Card	488	—	6	—	494

Total	$277,331	$9,239	$6,889	$585	$294,044

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 and December 31, 2010 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
March 31, 2011
Commercial	$200,974	$742	$1,753	$—	$2,495	$635	$204,104
Residential	71,560	556	7	142	705	816	73,081
Home Equity	14,123	—	37	—	37	186	14,346
Installment	12,681	483	—	158	641	87	13,409
Credit Card	539	—	—	—	—	1	540

Total	$299,877	$1,781	$1,797	$300	$3,878	$1,725	$305,480

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Dec 31, 2010
Commercial	$193,414	$241	—	$217	$458	$828	$194,700
Residential	68,529	1,761	272	143	2,176	981	71,686
Home Equity	13,979	28	18	47	93	262	14,334
Installment	12,222	141	158	155	454	154	12,830
Credit Card	490	—	—	—	—	4	494

Total	$277,331	$2,171	$448	562	$3,181	$2,229	$294,044

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

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of March 31, 2011 and December 31, 2010, the Company had repurchase agreements of $44.0 million and $47.6 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2011 was approximately $120.0 million. Borrowings from the FHLB were as follows:

	March 31 2011	December 31 2010

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	913	933

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	643	647

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,331	1,341

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,084	1,089

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	909	913

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,029	1,034

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,025	1,031

Fixed interest rate note originating March 2008, due March 2013, interest of 0.35% payable quarterly.	2,000	2,000

Floating interest rate note originating March 2003, interest of 0.68% payable monthly.	—	14,126

	$9,934	$24,114

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of March 31, 2011 and 2010 and interest expense of $20 and $19 for the periods ended March 31, 2011 and 2010.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2011	167
2012	232
2013	2,244
2014	1,257
2015	271
Thereafter	9,887

14,058

The bank had borrowed $4.5 million in overnight funds at the Federal Reserve discount window on December 31, 2010 at a rate of 0.75%.

Note 4. – Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented. The following represents comprehensive income for the three month periods ended March 31, 2011 and March 31, 2010.

The following table represents other comprehensive income before tax and net of tax (in thousands):

	For the three months ended March 31,
	2011	2010
Unrealized gain (losses) on securities available for sale	$(209)	$72
Pension liability adjustment	—	(139)
Tax effect	(84)	27

Net of tax effect	(125	(40)
Net income as reported	666	428

Total comprehensive income	$541	$388

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2011 and 2010 stock options to purchase 148,423 and 124,658 shares at an average price of $15.13 and $15.81, respectively, were outstanding. For the three months ended March 31, 2011 and 2010, the dilutive effect of stock options was 36,141 and 26,116 shares, respectively.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has presented the necessary disclosures in the Note (7) herein.

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

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20. In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 31, 2011 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(in thousands)	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities, available for sale		$87,654		$87,654
Other Real Estate Owned		333		333
Impaired Loans			$1,390	$1,390

(in thousands)	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investment securities, available for sale		$61,824		$61,824
Other Real Estate Owned		402		402
Impaired Loans			$856	$856

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	March 31, 2011
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)

Financial assets:
Cash and due from banks	2,274	2,274
Interest bearing balances	27,724	27,760
Securities available-for-sale	87,654	87,654
Securities held-to-maturity	7,231	7,293
Loans	302,928	309,895
Accrued interest receivable	1,488	1,488

	$429,299	$436,364

Financial liabilities:
Deposits	$351,121	$351,121
Repurchase agreements	43,982	43,982
Federal Home Loan Bank Borrowings	9,934	10,331
Accrued interest payable	312	312
Long-term debt	4,124	4,124

	$409,473	409,870

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

Amortized cost and approximate fair values of investment securities held-to-maturity at March 31, 2011, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

Municipal securities	$6,231	$61	$51	$6,241
U. S. Agency securities	1,000	5	—	1,005

	$7,231	$66	$51	$7,246

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2010, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

Municipal securities	$6,460	$27	$(62)	$6,425
U.S. Agency securities	1,000	17	—	1,017

	$7,460	$44	$(62)	$7,442

Amortized cost and approximate fair values of investment securities available-for-sale at March 31, 2011 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

U. S. Agency securities	$60,785	$292	$(74)	$61,003
Mortgage-backed securities	26,292	273	(38)	26,527
Other securities	124	—	—	124

	$87,201	$565	$(112)	$87,654

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Approximate Fair Value

U. S. Agency securities	$34,903	$453	$(76)	$35,280
Mortgage-backed securities	26,135	306	(21)	26,420
Other securities	124	—	—	124

	$61,162	$759	$(97)	61,824

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	March 31, 2011
	Held to Maturity		Available for sale
	Amortized Cost	Approximate Fair Value	Amortized Cost	Approximate Fair Value

Within one year	$1,115	$1,120	$16,000	$16,000
After one year, but within five	—	—	42,251	42,384
After five years, but within ten	2,382	2,405	2,556	2,619
After ten Years	3,734	3,721	26,394	26,651

Total	$7,231	$7,246	$87,201	$87,654

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2011, the details of which are included in the following table. Although these securities, if sold at March 31, 2011 would result in a pretax loss of $163, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2011, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

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

At March 31, 2011 and for the Three Months Ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
Net income to:
Average assets	.63%	.47%
Average stockholders’ equity	7.62	6.32
Net interest margin	3.14	2.85

The following table discloses investments in an unrealized loss position:

At March 31, 2011, total temporary impairment totaled $163

Description and number of positions	Less than 12 months		12 months or more
	Fair Value	Unrealized	Fair Value	Unrealized Loss

U.S. Agencies(6)	$9,662	$(74)	$—	$—
Mortgage-backed securities(5)	6,519	(38)	—	—
Municipal securities(9)	2,580	(51)	—	—

	$18,761	$(163)	$—	$—

Average stockholders’ equity to average assets	8.34	7.47
Total loans to total deposits (end of period)	87.00	81.62
Allowance for loan losses to total loans (end of period)	0.84	1.09
Efficiency ratio	66.97	71.71
Capital ratios:
Tier 1 capital ratio	14.66	12.58
Risk-based capital ratio	15.57	13.65
Leverage ratio	9.81	8.40
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$16.94	$16.84
Market value per share (end of period)*	20.00	20.00
Basic earnings per share	.33	.27
Diluted earnings per share	.32	.26

*	Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. During August of 2005, the bank opened a full-service office at 1000 Johnson Avenue in Bridgeport, WV. In October of 2005 MVB Bank, Inc. purchased an office at 88 Somerset Boulevard in Charles Town, WV. The bank opened a full service office at 651 Foxcroft Avenue in Martinsburg, WV during August 2007. In April of 2011, MVB opened a loan production office at 2400 Cranberry Square in Morgantown, WV.

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2010 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2011, MVB earned $666 compared to $428 in the first quarter of 2010. Net interest income increased by $729, the result of increased interest income of $557 and decreased interest expense of $172. The increase in interest income of $729 was mostly the result of greater interest and fees on loans of $658. This increase in interest on loans was the result of an increase in average loan balances of $66.7 million. The other driver of increased net interest income was the 40 basis point reduction in MVB’s cost of funds.

Loan loss provisions of $300 and $280 were made for the quarters ended March 31, 2011 and 2010, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2011 and 2010 totaled $620 and $568, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $130 at March 31, 2011, other operating income which totaled $106, Visa debit card income which totaled $96 and income on loans held for sale which totaled $92. Gain on sale of investments totaled $149 in the first quarter of 2011 versus $47 during the first quarter of 2010.

Non-interest expense for the quarters ended March 31, 2011 and 2010 totaled $2.5 million and $2.1 million, respectively. The most significant differences were as follows: $276 increase in salaries and benefit expense, $67 increase in consulting fees and a $50 increase in other expense. The salaries and benefits increase is the result of the addition of new commercial lenders added at the end of the second quarter of 2010, along with the addition of a correspondent lending program and salary adjustments for existing staff. Consulting expense increased due to special projects that MVB is conducting relating to potential expansion and income diversification. The largest increases in other expenses are related to legal and audit expenses, which were up $19 and $12 respectively from the first quarter of 2010.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2011 and 2010 was 3.14% and 2.85% respectively. This improvement can be traced to the increase in average total loans of $66.7 million from the first quarter of 2010 to the first quarter of 2011, as well as the decline in the certificate of deposit arbitrage program from an average investment of $49.4 million to $7.7 million. MVB’s cost of funds declined by 40 basis points despite portfolio growth of $48.2 million which helped the net interest margin as well.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended Mar. 31, 2011			Three Months Ended Mar. 31, 2010
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$16,875	$8	0.19%	$8,053	$3	0.15%
Certificates of deposit in other banks	7,726	28	1.45	49,392	204	1.65
Investment securities	73,046	405	2.22	45,114	363	3.22
Loans:
Commercial	187,209	2,450	5.23	144,887	1,954	5.39
Tax exempt	14,167	148	4.18	11,285	119	4.22
Consumer	14,050	241	6.86	13,725	236	6.88
Real estate	85,821	1,058	4.93	64,603	902	5.58

Total loans	301,247	3,897	5.17	234,500	3,211	5.64

Total earning assets	398,894	4,338	4.35	337,059	3,781	4.49
Cash and due from banks	2,721			7,263
Other assets	17,460			18,473

Total assets	$419,075			$362,795

Liabilities
Deposits:
Non-interest bearing demand	$41,880	$—	%	$30,648	$—	%

NOW	111,866	306	1.09	69,713	266	1.53
Money market checking	38,498	94	0.98	32,165	80	0.99
Savings	11,707	9	0.31	7,430	2	0.11
IRAs	10,259	73	2.85	10,624	87	3.28
CDs	105,407	473	1.79	125,243	690	2.20
Repurchase agreements & FFS	45,052	109	0.97	33,903	101	1.19
FHLB borrowings	12,916	120	3.72	19,674	131	2.66
Long-term debt	4,124	20	1.94	4,124	19	1.84

Total interest-bearing liabilities	339,829	1,204	1.42	302,876	1,376	1.82

Other liabilities	2,419			2,181

Total liabilities	384,128			335,705

Stockholders’ equity
Common stock	2,080			1,630
Paid-in capital	30,087			20,459
Treasury Stock	(1,006)			(568)
Retained earnings	4,155			5,894
Accumulated other comprehensive income	(369)			(325)

Total stockholders’ equity	34,947			27,090

Total liabilities and stockholders’ equity	$419,075			$362,795

Net interest spread			2.93			2.67
Impact of non-interest bearing funds on margin			.21			.18

Net interest income-margin		$3,134	3.14%		$2,405	2.85%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $620 in the first quarter of 2011 compared to $568 in the first quarter of 2010. This increase of $52 is mainly the result of a gain on sale of securities of $149 versus last year’s gain of $47 and a decline in service charge income of $42 relating to changes in laws from 2010 which limited many overdraft fees that could be charged.

Service charges on deposit accounts include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. This is an area that remains under attack through new legislation on the horizon in 2011. MVB will be working on ways to gain back lost revenue from service charges throughout the remainder of 2011.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB, especially with significant additions to staff in this area through the opening of a loan production office in Morgantown, WV during April 2011.

Non-Interest Expense

For the first quarter of 2011, non-interest expense totaled $2.5 million compared to $2.1 million in the first quarter of 2010. MVB’s efficiency ratio was 66.97% for the first quarter of 2011 compared to 71.71% for the first quarter of 2010. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. The improvement in the efficiency ratio was mainly driven by the $686 increase in interest income on loans and the $172 decrease in interest expense due the decreased cost of funds.

Salaries and benefits totaled $1.4 million for the quarter ended March 31, 2011 compared to $1.1 million for the quarter ended March 31, 2010. This $276 increase in salaries and benefits is the result of the addition of three commercial lenders during the late second quarter of 2010 as well as a full time compliance officer in 2011, increases for existing employees, $15 relating to pension, $7 relating to commissions and $16 relating to medical insurance. MVB had 84 full-time equivalent personnel at March 31, 2011 compared to 79 full-time equivalent personnel as of March 31, 2010. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2011 and 2010, Visa debit card expense totaled $77 and $65, respectively. This $12 increase was the result of increased card usage as a result of MVB’s MVChecking account.

Consulting expense totaled $92 and $25 for the quarters ended March 31, 2011 and 2010, respectively. This $67 increase was the result of special projects researching future expansion and income diversification.

Other operating expense totaled $274 in the first quarter of 2011 compared to $224 in the first quarter of 2010. The most significant items relating to this increase were an increase in legal fees of $19 and an increase in audit fees of $12.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .63% and 7.62% for the first quarter of 2011 compared to .47% and 6.32% in the first quarter of 2010.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2011 compared to 2010. The most significant areas of change between the quarters ended March 31, 2011 and March 31, 2010 were as follows: CDs with banks declined from an average balance of $49.4 million to an average of $7.7 million, loans increased to an average balance of $301.2 million from $234.5 million, investment securities increased by $27.9 million, and interest-bearing liabilities grew to an average balance of $339.8 million from $302.9 million. These trends reflect the continued growth of MVB in the loan and deposit areas. The deposit growth is largely the result of growth in the public funds arena.

Total assets at March 31, 2011 were $449.5 million or an increase of $35.2 million since December 31, 2010. The greatest areas of increase were $16.0 million in interest bearing balances and $25.6 million in investment securities and $11.4 million in loans.

Deposits totaled $351.1 million at March 31, 2011 or an increase of $50.7 million since December 31, 2010. $25.0 million of this increase is the result of acquiring one public funds relationship that is committed to the bank for a period of one year. $16.0 million of this increase is related to existing public fund relationships with seasonal fluctuation in balances. Repurchase agreements totaled $44.0 million and have decreased $3.6 million since December 31, 2010.

Stockholders’ equity has increased approximately $7.1 million from December 31, 2010 due to the completion of an $8.3 million confidential stock offering to accredited investors begun in late December of 2010 and earnings for the three months ended March 31, 2011 of $666.

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.3 million as of March 31, 2011 compared to $3.7 million as of December 31, 2010.

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

Investment Securities

Investment securities totaled $94.9 million as of March 31, 2011 and $69.3 million as of December 31, 2010. Government sponsored agency securities and mortgage backed securities comprise the majority of the portfolio. This $25.6 million increase is the result of purchasing short term investments to securitize public funds deposits.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	March 31 2011	December 31 2010

Commercial and nonresidential real estate	$204,053	$194,605
Residential real estate	87,427	86,020
Consumer and other	13,949	13,324
Net deferred fees and costs	51	95

Total loans	$305,480	$294,044

Loan Concentration

At March 31, 2011, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $351.1 million at March 31, 2011.

Non interest bearing deposits remain a core funding source for MVB. At March 31, 2011, non-interest bearing deposits totaled $32.0 million compared to $28.4 million at December 31, 2010. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $319.1 million at March 31, 2011 compared to $272.0 million at December 31, 2010. Average interest-bearing liabilities totaled $339.8 million during the first quarter of 2011 compared to $302.9 million for the first quarter of 2010. Average non-interest bearing demand deposits totaled $41.9 million for the first quarter of 2011 compared to $30.6 million for the first quarter of 2010. Management will continue to emphasize deposit gathering in 2011 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2011, repurchase agreements totaled $44.0 million compared to $47.6 million at December 31, 2010. In addition to the aforementioned funds alternatives, MVB has access to more than $120.0 million through additional advances from the Federal Home Loan Bank of Pittsburgh, $31.0 million from the Federal Reserve discount window and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

In late December of 2010 MVB began a confidential offering to accredited investors that resulted in the issuance of 393,305 shares of common stock totaling $8.3 million in additional capital. This offering was completed during the first quarter of 2011.

At March 31, 2011, accumulated other comprehensive (loss) totaled $(388) compared to $(263) at December 31, 2010.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2010 Form 10-K. At March 31, 2011, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2011 and December 31, 2010 was $45.4 million and $34.0 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2010. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2010.

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

Future Outlook

The bank’s results of operations in the first quarter of 2011 are an improvement over the first quarter of 2010 mainly due to the improvement in net interest income. Net interest income increased by 30% or 729,000 from the first quarter of 2010 as a result of significant growth in the loan and investment portfolios, as well as a continued reduction in the rates paid on funding sources. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4.	Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2011, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 13, 2011	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer