Form 10-Q
period 2011-06-30
MVB FINANCIAL CORP
filed 2011-08-08
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q
                                                                     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  [ X ]                             No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [ X ]                             No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer

Accelerated filer

Non-accelerated filer                        (Do not check if a smaller reporting company)

Smaller reporting company              [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes[  ]     No[x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 8, 2011, the number of shares outstanding of the issuer’s only class of common stock was 2,234,767.

MVB Financial Corp.
Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-18 of this report.

Consolidated Balance Sheets at June 30, 2010 and
December 31, 2010
Consolidated Statements of Income for the Six and Three Months ended
June 30, 2011 and 2010
Consolidated Statements of Cash Flows for the Six Months ended
June 30, 2011 and 2010
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is included on pages 19-30 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1.a.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Removed and Reserved

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Share and Per Share Data)
	June 30	December 31
	2011	2010
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$18,213	$3,713
Interest bearing balances – FHLB	4,313	10,091
Certificates of deposits in other banks	-	17,734
Investment securities:
Securities held-to-maturity, at cost	6,226	7,460
Securities available-for-sale, at fair market value	75,900	61,824

Loans:	329,480	294,044
Less: Allowance for loan losses	(2,646)	(2,478)
Net loans	326,834	291,566
Loans held for sale	2,042	1,839
Bank premises, furniture and equipment, net	7,536	7,579
Accrued interest receivable and other assets	13,297	12,461
Total assets	$454,361	$414,267
Liabilities
Deposits
Non-interest bearing	$34,635	$28,449
Interest bearing	314,292	271,985
Total deposits	348,927	300,434

Accrued interest, taxes and other liabilities	2,335	2,703
Repurchase agreements	50,222	47,623
Federal Home Loan Bank and other borrowings	9,879	28,614
Long-term debt	4,124	4,124
Total liabilities	415,487	383,498

Stockholders’ equity
Preferred stock, $1,000 par value, 5,000 shares authorized; none issued	–	–
Common stock, $1 par value, 4,000,000 authorized, 2,234,767 and 1,802,391 issued	2,235	1,802
Additional paid-in capital	32,543	23,864
Common stock paid for but not issued, par value $1; 90,560 shares	-	1,729
Treasury stock, 47,218 and 47,218 shares, respectively	(1,006)	(1,006)
Retained earnings	5,119	4,643
Accumulated other comprehensive (loss)	(17)	(263)
Total stockholders’ equity	38,874	30,769
Total liabilities and stockholders’ equity	$454,361	$414,267

See accompanying notes to unaudited financial statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$7,737	$6,346	$3,987	$3,254
Interest on deposits with other banks	49	386	13	178
Interest on investment securities – taxable	708	670	364	367
Interest on tax exempt loans and securities	414	362	206	184
Total interest income	8,908	7,764	4,570	3,983

Interest expense
Deposits	1,940	2,274	985	1,149
Repurchase agreements	233	223	124	122
FHLB and other borrowings	235	262	114	131
Long-term debt	40	39	20	20
Total interest expense	2,448	2,798	1,243	1,422
Net interest income	6,460	4,966	3,327	2,561
Provision for loan losses	630	520	330	240
Net interest income after provision for loan losses	5,830	4,446	2,997	2,321

Other income
Service charges on deposit accounts	293	355	163	183
Income on bank owned life insurance	128	129	81	65
Visa debit card income	203	170	107	91
Income on loans held for sale	273	202	180	113
Other operating income	231	216	126	99
Gain on sale of securities	356	56	207	9
Total other income	1,484	1,128	864	560

Other expense
Salary and employee benefits	3,091	2,234	1,669	1,088
Occupancy expense	315	297	173	151
Equipment expense	287	223	161	117
Data processing	105	277	69	137
Visa debit card expense	161	139	84	74
Advertising	162	142	87	106
Legal and accounting fees	141	80	77	44
Printing, stationery and supplies	85	66	48	40
Consulting fees	199	55	107	55
FDIC insurance	243	266	124	129
Other taxes	86	93	37	48
Other operating expenses	626	457	352	208
Total other expense	5,501	4,329	2,988	2,197
Income before income taxes	1,813	1,245	873	684
Income tax expense	511	310	237	177
Net income	$1,302	$935	$636	$507

Basic net income per share	$0.62	$0.58	$0.29	$0.32
Diluted net income per share	$0.61	$0.57	$0.29	$0.31
Basic weighted average shares outstanding	2,110,474	1,602,307	2,187,549	1,599,982
Diluted weighted average shares outstanding	2,146,615	1,628,988	2,223,690	1,626,663

See accompanying notes to unaudited financial statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended	June 30
	2011	2010
Operating activities
Net income	$1,302	$935
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	630	520
Deferred income tax expense/(benefit)	106	(253)
Depreciation	224	225
Stock based compensation	57	7
Loans originated for sale	(18,489)	(14,840)
Proceeds of loans sold	18,286	15,165
Proceeds from sale of other real estate owned	312	866
(Gain) on sale of other real estate owned	-	(61)
(Gain) on sale of investment securities	(356)	(56)
Amortization, net of accretion	367	207
(Increase)/decrease in interest receivable and other assets	(217)	144
(Decrease)/increase in accrued interest, taxes, and other liabilities	(368)	514
Net cash provided by operating activities	1,854	3,373
Investing activities
(Increase) in loans made to customers	(35,898)	(31,897)
Purchases of premises and equipment	(181)	(79)
Decrease in interest bearing balances with banks, net	5,778	1,376
Purchases of certificates of deposit in other banks	-	(16,321)
Maturities of certificates of deposit in other banks	17,734	28,460
Purchases of investment securities available-for-sale	(106,497)	(34,741)
Proceeds from sales, maturities and calls of securities
Available-for-sale	93,053	10,548
Proceeds from sales, maturities and calls of securities
held to maturity	1,000	474
Purchases of investment securities held-to-maturity	-	(985)
Purchase of bank owned life insurance	(1,200)	-
Net cash (used in) investing activities	(26,211)	(43,165)
Financing activities
Net increase in deposits	48,493	35,930
Net increase in repurchase agreements	2,599	9,466
Proceeds from Federal Home Loan Bank borrowings	47,201	50,328
Principal payments on Federal Home Loan Bank borrowings	(65,936)	(55,535)
Purchase of treasury stock	-	(278)
Net proceeds of stock offering	6,500	-
Net cash provided by financing activities	38,857	39,911
Increase in cash and cash equivalents	14,500	119
Cash and cash equivalents - beginning of period	3,713	2,321
Cash and cash equivalents - end of period	$18,213	$2,440
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$2,531	$2,844
Income taxes	$467	$302

See accompanying notes to unaudited financial statements

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  Operating results for the six and three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Management has reviewed events occurring through August 12, 2011, the date the financial statements were issued and no subsequent events transpired requiring accrual or disclosure.

Note 2. -  Loans

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011.  Activity in the allowance is presented for the period ended June 30, 2011 (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/10	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(57)	(289)	(114)	(29)	(3)	(492)
Recoveries	4	-	10	16	-	30
Provision	432	190	41	(36)	3	630
ALL balance 6/30/11	$1,896	$361	$144	$225	$20	$2,646
Individually evaluated for impairment	$1,313	$33	$35	$13	$3	$1,397
Collectively evaluated for impairment	$583	$328	$109	$212	$17	$1,249

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

The following table summarizes the primary segments of the loan portfolio as of June 30, 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

June 30, 2011
Total Loans	$220,642	$80,684	$14,195	$13,386	$573	$329,480
Individually evaluated for impairment	$333	$-	$20	$8	$-	$361
Collectively evaluated for impairment	$220,309	$80,684	$14,175	$13,378	$573	$329,119

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2010
Total Loans	$194,700	$71,686	$14,334	$12,830	$494	$294,044
Individually evaluated for impairment	$393	$197	$262	$0	$4	$856
Collectively evaluated for impairment	$194,307	$71,489	$14,072	$12,830	$490	$293,188

Management evaluates individual loans in all of the commercial segments for possible impairment.  Loans are considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Corporation also separately evaluates individual consumer and residential mortgage loans for impairment.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods:  (a) the present value of expected future cash flows discounted at the loan's effective interest rate; (b) the loan's observable market price; or (c) the fair value of the collateral less selling costs.  The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method.  The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2011	Investment	Allowance	Investment	Investment	Balance

Commercial	$-	$-	$333	$333	$333
Residential	-	-	-	-	-
Home Equity	20	20	-	20	20
Installment	8	8	-	8	8
Credit Card	-	-	-	-	-
Total impaired loans	$28	$28	$333	$361	$361

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Dec 31, 2010	Investment	Allowance	Investment	Investment	Balance

Commercial	$59	$20	$334	$393	$393
Residential	165	75	32	197	197
Home Equity	262	99	0	262	262
Installment	0	0	0	0	0
Credit Card	4	4	0	4	4
Total impaired loans	$490	$198	$366	$856	$856

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	June
	2011	2010
Average investment in impaired loans	$361	$2,369
Interest income recognized on an accrual basis on impaired loans	$15	$95

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio.  The first six categories are considered not criticized, and are aggregated as "Pass" rated.  The criticized rating categories utilized by management generally follow bank regulatory definitions.  The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.  The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category.  Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank's Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships $500,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio.  The Bank engages an external consultant to conduct loan reviews on at least an annual basis.  Generally, the external consultant reviews larger commercial relationships or criticized relationships.  The Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2011 and December 31, 2010 (in thousands):

		Special
June 30, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial	$206,922	$6,589	$6,798	$333	$220,642
Residential	79,431	924	329	-	80,684
Home Equity	14,041	119	15	20	14,195
Installment	13,045	311	22	8	13,386
Credit Card	570	-	3	-	573
Total	$314,009	$7,943	$7,167	$361	$329,480

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Commercial	$180,568	$8,294	$5,446	$392	$194,700
Residential	69,906	613	1,002	165	71,686
Home Equity	13,945	99	262	28	14,334
Installment	12,424	233	173	-	12,830
Credit Card	488	-	6	-	494
Total	$277,331	$9,239	$6,889	$585	$294,044

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011and December 31, 2010 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2011
Commercial	$211,370	$6,280	$1,739	$1,253	$9,272	$-	$220,642
Residential	80,011	160	-	298	458	215	80,684
Home Equity	14,052	10	20	98	128	15	14,195
Installment	13,052	139	35	143	317	17	13,386
Credit Card	570	-	-	-	-	3	573
Total	$319,055	$6,589	$1,794	$1,792	$10,175	$250	$329,480

		30-59 Days	60-89 Days	90 Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Dec 31, 2010
Commercial	$193,414	$241	-	$217	$458	$828	$194,700
Residential	68,529	1,761	272	143	2,176	981	71,686
Home Equity	13,979	28	18	47	93	262	14,334
Installment	12,222	141	158	155	454	154	12,830
Credit Card	490	-	-	-	-	4	494
Total	$288,634	$2,171	$448	562	$3,181	$2,229	$294,044

An allowance for loan losses ("ALL") is maintained to absorb losses from the loan portfolio.  The ALL is based on management's continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank's methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.  The total of the two components represents the Bank's ALL.

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

"Pass" rated credits are segregated from "Criticized" credits for the application of qualitative factors.    Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

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

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers.  As of June 30, 2011 and December 31, 2010, the Company had repurchase agreements of $50.2 million and $47.6 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania.  Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.  The remaining maximum borrowing capacity with the FHLB at June 30, 2011 was approximately $99.7 million.

Borrowings from the FHLB were as follows:	June 30 2011	Dec 31 2010
(dollars in thousands)
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	892	933

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	639	647

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,321	1,341

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,079	1,089

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	905	913

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,024	1,034

Floating interest rate note, originating March 2003, due December 2011, interest of 0.68% payable monthly.	-	14,126

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,018	1,031

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

	$9,879	$24,114

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
The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years.  Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate.  The Company reflects borrowed funds in the amount of $4.1 million as of June 30, 2011 and 2010 and interest expense of $40 and $39 for the periods ended June 30, 2011 and 2010.

The bank had borrowed $4,500 in overnight funds at the Federal Reserve discount window on December 31, 2010 at a rate of 0.75%

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)

Year	Amount
2011	112
2012	232
2013	2,244
2014	1,257
2015	271
Thereafter	9,887
14,003

Note 4. - Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented.  The following represents comprehensive income for the six and three month periods ended June 30, 2011 and June 30, 2010.

The following table represents other comprehensive income before tax and net of tax:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Unrealized gain (loss) on securities available for sale	$618	$418	$409	$490
Pension liability adjustment	-	-	-	(139)
Tax effect	(247)	(167)	(163)	(140)
Net of tax effect	371	251	246	211
Net income as reported	636	507	1,302	935
Total comprehensive income	$1,007	$758	$1,548	$1,146

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2011 and 2010, stock options to purchase 148,423 and 127,658 shares at an average price of $15.13 and $15.82, respectively, were outstanding.  For the three months ended June 30, 2011 and 2010, the dilutive effect of stock options was 36,141 and 26,681 shares, respectively.

Note 6 – Recent Accounting Pronouncements

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

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company has presented the necessary disclosures in Note 2 herein.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

(In Thousands)	June 30, 2011
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		75,900		75,900
Other Real Estate Owned		310		310
Impaired Loans			361	361

(In Thousands)	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale		61,824		61,824
Other Real Estate Owned		402		402
Impaired Loans			856	856

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	June 30, 2011
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	18,213	18,213
Interest bearing balances	4,313	4,313
Securities available-for-sale	75,900	75,900
Securities held-to-maturity	6,226	6,441
Loans	329,480	340,353
Accrued interest receivable	1,417	1,417
	$435,549	$446,637

Financial liabilities:
Deposits	$348,927	$346,485
Repurchase agreements	50,222	50,257
Federal Home Loan Bank Borrowings	9,879	10,857
Accrued interest payable	294	294
Long-term debt	4,124	4,124
	$413,446	412,017

	December 31, 2010
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	3,713	3,713
Interest bearing balances	27,825	27,878
Securities available-for-sale	61,824	61,824
Securities held-to-maturity	7,460	7,442
Loans	294,044	302,277
Accrued interest receivable	1,398	1,398
	$396,264	$404,532

Financial liabilities:
Deposits	$300,434	$307,584
Repurchase agreements	47,623	47,671
FHLB and other Borrowings	28,614	32,305
Accrued interest payable	378	378
Long-term debt	4,124	4,124
	$381,173	392,062

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

Amortized cost and approximate fair values of investment securities held-to-maturity at June 30, 2011, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$6,226	$215	$-	$6,441

	$6,226	$215	$-	$6,441

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2010, including gross unrealized gains and losses, are summarized as follows:
(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$6,460	$27	$(62)	$6,425
U.S. Agency securities	1,000	17	-	1,017
	$7,460	$44	$(62)	$7,442

Amortized cost and approximate fair values of investment securities available-for-sale at June 30, 2011 are summarized as follows:
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$47,460	$773	$(4)	$48,229
Mortgage-backed securities	27,245	316	(14)	27,547
Other securities	124	-	-	124
	$74,829	$1,089	$(18)	$75,900

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2010 are summarized as follows:
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$34,903	$453	$(76)	$35,280
Mortgage-backed securities	26,135	306	(21)	26,420
Other securities	124	-	-	124
	$61,162	$759	$(97)	61,824

The following tables summarize amortized cost and approximate fair values of securities by maturity:
	June 30, 2011
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$115	$115	$-	$-
After one year, but within five	-	-	45,960	46,727
After five years, but within ten	3,400	3,557	1,500	1,502
After ten Years	2,711	2,769	27,369	27,671
Total	$6,226	$6,441	$74,829	$75,900

The Company's investment portfolio includes securities that are in an unrealized loss position as of June 30, 2011, the details of which are included in the following table.  Although these securities, if sold at June 30, 2011 would result in a pretax loss of $18, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of June 30, 2011, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:
At June 30, 2011, total temporary impairment totaled $18.
Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(2)	$5,287 -	$(4)	$-	$-
Mortgage-backed securities(7) (11)	8,588	(14)	-	-
Municipal securities(-)	-		-	-
	$13,875	$(18)	$-	$-

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

At June 30, 2011 and for the Six and Three Months Ended June 30, 2011 and 2010:

	Six Months Ended June 30		Three Months Ended June 30
	2011	2010	2011	2010
Net income to:
Average assets	.60%	.50%	.57%	.52%
Average stockholders’ equity	7.06	6.85	6.65	7.37
Net interest margin	3.13	2.81	3.10	2.80

Average stockholders’ equity to average assets	8.48	7.28	8.50	7.10
Total loans to total deposits (end of period)	94.43	88.11	94.43	88.11
Allowance for loan losses to total loans (end of period)	0.80	1.04	0.80	1.04
Efficiency ratio	69.25	71.04	71.30	70.39
Capital ratios:
Tier 1 capital ratio	13.84	12.18	13.84	12.18
Risk-based capital ratio	14.73	13.26	14.73	13.26
Leverage ratio	9.28	8.00	9.28	8.00
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$17.39	$17.20	$17.39	$17.20
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.62	.58	.29	.32
Diluted earnings per share	.61	.57	.29	.31

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

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities.  The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000.  During August of 2005, the bank opened a full-service office at 1000 Johnson Avenue in Bridgeport, WV.  In October of 2005 MVB Bank, Inc. purchased an office at 88 Somerset Boulevard in Charles Town, WV.   The bank opened a full service office at 651 Foxcroft Avenue in Martinsburg, WV during August 2007.  In the second quarter of 2011, MVB opened a banking office at 2400 Cranberry Square in Morgantown, WV.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2011, MVB earned $636 compared to $507 in the second quarter of 2010.  Net interest income increased by $766, other income increased by $304 and other expenses increased by $791.  The increase in net interest income was driven mainly by the continued growth of the MVB balance sheet, with $69.2 million in average loan growth.  Also contributing to the increase in net interest income was a reduction in interest expense of $179, despite an increase in average interest bearing liabilities of $41.9 million.  This reduction in interest expense was the result of a decreased cost of funds of 40 basis points.  The increase in other income was mainly the result of an increase in gains on the sale of investment securities of $198 as MVB took advantage of a riding the yield curve strategy in purchasing bullet agency securities that provided significant gains in the portfolio due to the steep yield curve.  An increase in income on loans held for sale of $67 provided the other significant increase to other income.  This increase was due to additional volume that MVB was able to produce with increased staffing in this area, specifically the Morgantown, WV office opened during the quarter.  The increase in other operating expenses was principally the result of salaries expense in the new Morgantown office of $305, along with the addition of a full time compliance officer, a more experienced secondary market lender in the eastern panhandle and increases for existing staff.  Equipment and depreciation costs increased $44, the result of updating fully depreciated computer equipment as well as the start up expenses of the Morgantown office.  Data processing and Visa debit card costs decreased $58 due to a credit recognized through the first five months of 2011 from the renegotiation of the bank’s data processing contract during 2010.  Legal and accounting fees increased $33 and occupancy expense increased $22, the result of the addition of the Morgantown office.  Consulting fees increased by $52, as MVB pursued two projects to diversify location and revenue sources during the first half of 2011, one being the addition of the Morgantown location.  Other operating expenses increased by $144, mainly the result of the following:  increased collection fees of $41, travel of $19, training of $19 and meals and entertainment of $13.

Loan loss provisions of $330 and $240 were made for the quarters ended June 30, 2011 and 2010, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2011 and 2010 totaled $864 and $560, respectively.  The most significant portions of non-interest income are service charges on deposit accounts, which totaled $163 at June 30, 2011, a reduction of $20 from the prior year due to changes in the regulatory environment and income on loans held for sale which totaled $180, an increase of $67 over the second quarter of 2010, the result of the increased volume from existing lenders as well as the addition of the Morgantown location.  Other operating income increased by $27, mainly the result of increased Visa Debit Card income.

Non-interest expense for the quarters ended June 30, 2011 and 2010 totaled $3.0 million and $2.2 million, respectively.  The most significant increases were as discussed above.

For the six months ended June 30, 2011 MVB earned $1.3 million compared to $935 for the same time period in 2010.  This $367 increase is mainly the result of balance sheet growth in the areas of loans and investments as discussed above, resulting in an increase in net interest income after provision for loan losses of $1.4 million for the first six months of 2011.  MVB’s other income increased $356, mainly the result of gains on sales of investment securities during 2011 and total other expenses increased by $1.2 million, mainly in the areas of salaries, other expense, consulting and legal and accounting.  The $857 increase in salaries expense was the result of the addition of three commercial lenders at the end of June 2010, as well as the addition of the Morgantown office in May 2011, a full time compliance officer added at the beginning of 2011 and increases for existing staff.  Increased other expenses of $169 were mainly the result of the following:  increased collections expense of $64, increased meals and entertainment of $20, increased director fees of $19 and increased training of $16.  Consulting fees increased by $144, the result of two major project initiatives, one of which was the opening of the Morgantown location.

Loan loss provisions of $630 and $520 were made for the six months ended June 30, 2011 and 2010, respectively.

Non-interest income for the six months ended June 30, 2011 and 2010 totaled $1.5 million and $1.1 million, respectively.  This $356 increase was the result of income from the sale of loans into the secondary market increasing by $71 and gains on sale of securities increasing by $300.

Non-interest expense for the six months ended June 30, 2011 and 2010 totaled $5.5 million and $4.3 million.  The largest drivers of this $1.2 million increase were in the areas of salaries, other expenses and consulting fees.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2011 and 2010 was 3.10% and 2.80% respectively.  The 30 basis point improvement in MVB’s net interest margin for the quarter ended June 30, 2011 was the result of the following:  a 40 basis point reduction in the cost of funds, mainly in the CD portfolio and in non-interest bearing demand balances.  While MVB’s yield on total loans declined by 25 basis points, the bank was able to grow average loan balances by $71.0 million, allowing a reduction in the lower yielding CDs with other banks portfolio of $41.9 million, which improved the bank’s net interest margin.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$17,266	$10	0.23%	$9,081	$7	0.31%
Certificates of deposit in other banks	793	3	1.51	42,693	172	1.61
Investment securities	91,354	423	1.85	66,259	430	2.60
Loans:
Commercial	199,260	2,633	5.29	152,937	2,023	5.29
Tax exempt	13,863	145	4.18	11,225	120	4.28
Consumer	13,357	213	6.38	13,916	241	6.93
Real estate	92,939	1,143	4.92	70,365	990	5.63
Total loans	319,419	4,134	5.18	248,443	3,374	5.43

Total earning assets	428,832	4,570	4.26	366,476	3,983	4.35
Cash and due from banks	2,264			2,309
Other assets	18,870			18,798
Total assets	$449,966			$387,583

Liabilities
Deposits:
Non-interest bearing demand	$34,103	$–%		$29,103	$–%

NOW	136,047	331	0.97	89,133	315	1.41
Money market checking	38,414	92	0.96	29,991	71	0.95
Savings	13,105	13	0.40	7,698	2	0.10
IRAs	9,950	71	2.85	11,013	88	3.20
CDs	109,697	478	1.74	122,960	673	2.19
Repurchase agreements & FFS	53,842	124	0.92	44,322	122	1.10
FHLB borrowings	10,026	115	4.59	19,129	131	2.74
Long-term debt	4,124	20	1.94	4,124	20	1.94
Total interest-bearing liabilities	375,205	1,244	1.33	328,370	1,422	1.73

Other liabilities	2,398			2,603
Total liabilities	411,706			360,076

Stockholders’ equity
Common stock	2,235			1,630
Paid-in capital	32,401			20,462
Treasury Stock	(1,006)			(667)
Retained earnings	5,014			6,383
Accumulated other comprehensive income	(384)			(301)
Total stockholders’ equity	38,260			27,507
Total liabilities and stockholders’ equity	$449,966			$387,583

Net interest spread			2.93			2.62
Impact of non-interest bearing funds on margin			.17			.18
Net interest income-margin		$3,326	3.10%		$2,561	2.80

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)
	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$17,071	$18	0.21%	$11,056	$10	0.18%
Certificates of deposit in other banks	4,240	31	1.46	46,024	376	1.63
Investment securities	82,313	828	2.01	55,745	793	2.85
Loans:
Commercial	193,229	5,083	5.26	148,934	3,977	5.34
Tax exempt	14,014	293	4.18	11,255	239	4.25
Consumer	13,463	454	6.74	13,821	477	6.90
Real estate	89,400	2,201	4.92	66,930	1,892	5.65
Total loans	310,106	8,031	5.18	240,940	6,585	5.47

Total earning assets	413,730	8,908	4.31	353,765	7,764	4.39
Cash and due from banks	2,511			2,286
Other assets	18,581			19,207
Total assets	$434,822			$375,258

Liabilities
Deposits:
Non-interest bearing demand	$37,970	$–	-%	$29,868	$–	-%

NOW	124,024	637	1.03	79,477	581	1.46
Money market checking	38,456	186	0.97	31,072	151	0.97
Savings	12,410	22	0.35	7,511	4	0.11
IRAs	10,104	144	2.85	10,872	175	3.22
CDs	107,564	951	1.77	124,097	1,363	2.20
Repurchase agreements & FFS	49,471	233	0.94	39,142	223	1.14
FHLB borrowings	11,463	235	4.10	19,400	262	2.70
Long-term debt	4,124	40	1.94	4,124	39	1.89
Total interest-bearing liabilities	357,616	2,448	1.37	315,695	2,798	1.77

Other liabilities	2,372			2,393
Total liabilities	397,958			347,956

Stockholders’ equity
Common stock	2,158			1,630
Paid-in capital	31,166			20,460
Treasury Stock	(1,006)			(618)
Retained earnings	4,870			6,143
Accumulated other comprehensive income	(324)			(313)
Total stockholders’ equity	36,864			27,302
Total liabilities and stockholders’ equity	$434,822			$375,258

Net interest spread			2.94			2.62
Impact of non-interest bearing funds on margin			.19			.19
Net interest income-margin		$6,460	3.13%		$4,966	2.81%

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $864 in the second quarter of 2011 compared to $560 in the second quarter of 2010.  This increase of $304 is mainly the result of an increase in gain on sale of securities of $198 and an increase in income in loans held for sale of $67.

Service charges on deposit accounts continue to be the core of MVB’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income.  Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the second quarter of 2011, non-interest expense totaled $3.0 million compared to $2.2 million in the second quarter of 2010. MVB’s efficiency ratio was 71.30% for the second quarter of 2011 compared to 70.39% for the second quarter of 2010.  This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.  The decreased efficiency ratio is the result of the opening of the Morgantown office during the second quarter of 2011.

Salaries and benefits totaled $1.7 million for the quarter ended June 30, 2011 compared to $1.1 million for the quarter ended June 30, 2010.   This $581 increase in salaries and benefits is mainly the result of the addition of three commercial lenders during the second quarter of 2010, the Morgantown location , a full time compliance officer and increases to existing employees.  MVB had 103 full-time equivalent personnel at June 30, 2011 compared to 81 full-time equivalent personnel as of June 30, 2010.  Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2011 and 2010, occupancy expense totaled $173 and $151, respectively.  This $22 increase is the result of the addition of the Morgantown office.

Other operating expense totaled $352 in the second quarter of 2011 compared to $208 in the second quarter of 2010.  The largest items relating to this increase were in the areas of collections, travel and entertainment, training and directors fees.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .57% and 6.65% for the second quarter of 2011 compared to .52% and 7.37% in the second quarter of 2010.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2011 compared to 2010. The most significant areas of change between the quarters ended June 30, 2011 and June 30, 2010 were as follows: investment securities increased from an average balance of $66.3 million to an average balance of $91.4 million, CDs with banks declined to an average balance of $793 from an average of $42.7 million, loans increased to an average balance of $319.4 million from $248.4 million and interest-bearing liabilities grew to an average balance of $375.2 million from $328.4 million.  These trends reflect the continued growth of MVB in the investment, loan and deposit areas.

Total assets at June 30, 2011 were $454.4 million or an increase of $40.1 million since December 31, 2010.  The greatest areas of increase were $35.4 million in loan growth and $12.8 million in investment securities.

Deposits totaled $348.9 million at June 30, 2011 or an increase of $48.5 million since December 31, 2010.  $24 million of this increase is the result of the addition of a short term public funds deposit account.  Other areas of significant deposit growth are as follows:  CDARS money increased $10.6 million, brokered CDs increased $6.2 million, broker buster accounts increased $6.7 million and non interest bearing checking increased $6.1 million.  Repurchase agreements totaled $50.2 million and have increased $2.6 million since December 31, 2010.

Federal Home Loan Bank and other borrowings decreased by $18.7 million from December 31, 2010, mostly the result of increased use of other alternative funding sources such as CDARS, brokered deposits and public funds.

Stockholders’ equity has increased approximately $8.1 million from December 31, 2010 due to the completion of an $8.3 million confidential stock offering to accredited investors begun in late December of 2010 and earnings for the six months ended June 30, 2011 of $1.3 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $18.2 million as of June 30, 2011 compared to $3.7 million as of December 31, 2010.  Cash and cash equivalents at the end of the second quarter 2011 were higher than normal in anticipation of loan closings and a new relationship with Compass Bank which pays MVB a high rate earnings credit to offset service charges.

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

Investment Securities

Investment securities totaled $82.1 million as of June 30, 2011 and $69.3 million as of December 31, 2010. Government sponsored agency securities comprise the majority of the portfolio.  This $12.8 million increase is the result of adding investments to secure governmental deposits.

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

Loans

The bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley and Monongalia County areas of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)	June 30	December 31
	2011	2010

Commercial and nonresidential real estate	$220,533	$194,605
Residential real estate	94,879	86,020
Consumer and other	13,959	13,324
Net deferred fees and costs	109	95
Total loans	$329,480	$294,044

Loan Concentration

At June 30, 2011, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable.  While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $348.9 million at June 30, 2011.

Non interest bearing deposits remain a core funding source for MVB.  At June 30, 2011, non-interest bearing deposits totaled $34.6 million compared to $28.4 million at December 31, 2010.  Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $314.3 million at June 30, 2011 compared to $272.0 million at December 31, 2010.  Average interest-bearing liabilities totaled $375.2 million during the second quarter of 2011 compared to $328.4 million for the second quarter of 2010.  Average non-interest bearing demand deposits totaled $34.1 million for the second quarter of 2011 compared to $29.1 million for the second quarter of 2010.  Management will continue to emphasize deposit gathering in 2011 by offering outstanding customer service and competitively priced products.  Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At June 30, 2011, repurchase agreements totaled $50.2 million compared to $47.6 million at December 31, 2010.  In addition to the aforementioned funds alternatives, MVB has access to more than $99.7 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and in particular in the five counties MVB focuses in is better than the national climate.  Unemployment in the United States was 9.3% in June 2011 and 9.5% in June 2010.  The unemployment levels in the five counties MVB operates in were as follows: Berkeley County unemployment was 8.8% in June 2011, compared to 8.7% in June 2010.  Harrison County’s unemployment rate for June 2011 was 7.5% versus 7.3% in June 2010.  Jefferson County’s unemployment rate improved from 6.8% in June 2010 to 6.6% in June 2011 and Marion County’s unemployment rate increased from 7.6% in June of 2010 to 7.9% in June of 2011.  Monongalia County’s unemployment rate increased from 6.2% in June of 2010 to 6.5% in June of 2011.  The numbers from all five counties continue to be significantly better than the national numbers.

MVB’s nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 1.46% in June of 2011 versus 0.90% in June of 2010 and charge offs to total loans were .15% and .02% for each period respectively.  MVB continues to closely monitor economic and delinquency trends.

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

In late December 2010 MVB began a confidential offering to accredited investors that resulted in the issuance of 393,305 shares of common stock totaling $8.3 million in additional capital.  This offering was completed during the first quarter of 2011.

At June 31, 2011, accumulated other comprehensive (loss) totaled $(17) compared to $(263) at December 31, 2010.  This change is mainly related to increased gains in the investment portfolio.

Treasury stock shares remained unchanged, totaling 47,218 shares.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2010 Form 10-K.  At June 30, 2011, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers.  MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2011 and December 31, 2010 was $47.1 million and $34.0 million, respectively.

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

Future Outlook

The bank’s results of operations in the second quarter of 2011 are an improvement over the second quarter of 2010 mainly due to the improvement in net interest income.  MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2011, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 8, 2011	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer