Form 10-Q/A
period 2011-06-30
MVB FINANCIAL CORP
filed 2011-08-19
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission file number: 333-120931

MVB FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Virginia Avenue
Fairmont, West Virginia 26554-2777
(Address of Principal Executive Offices, Zip Code)

Registrant’s telephone number, including area code: (304) 363-4800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange
registered	on which registered
Not Applicable	Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X]
(Do not check if a smaller reporting company)
[Missing Graphic Reference]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

As of August 8, 2011 there were 2,234,767 shares outstanding of the registrant’s Common Stock.

MVB Financial Corp.
Explanatory Note

The purpose of the Form 10-Q/A to MVB Financial Corp’s quarterly report of Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment speaks as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.   EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q/A.  Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Sesction 302 of the Sarbanes-Oxley Act	Previously Filed
31.2	Certification of Principal Financial Officer pursuant to the Section 302 of the Sarbanes-Oxley Act	Previously Filed
32.1	Certification of Principal Executive Officer pursuant to the Section 906 of the Sarbanes-Oxley Act	Previously Filed
32.2	Certification of Principal Financial Officer pursuant to the Section 906 of the Sarbanes-Oxley Act	Previously Filed

101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension	Filed Herewith
101.CAL	XBRL Extension Calculation Linkbase	Filed Herewith
101.LAB	XBRL Extension Label Linkbase	Filed Herewith
101.PRE	XBRL Presentation Linkbase	Filed Herewith

Signatures

Pursuant to the requirements of Section 12 the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

August 16, 2011		MVB Financial Corp.

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer