Form 10-Q
period 2011-09-30
MVB FINANCIAL CORP
filed 2011-11-14
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Smaller reporting company                                [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes [    ]     No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 14, 2011, the number of shares outstanding of the issuer’s only class of common stock was 2,234,767.

MVB Financial Corp.
Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-18 of this report.

Consolidated Balance Sheets at September 30, 2011 and December 31, 2010

Consolidated Statements of Income for the Nine and Three Months ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010

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

Index

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Share and Per Share Data)
	September 30	December 31
	2011	2010
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$10,667	$3,713
Interest bearing balances	6,962	10,091
Certificates of deposits in other banks	9,918	17,734
Investment securities:
Securities held-to-maturity, at cost	10,168	7,460
Securities available-for-sale, at approximate fair value	102,292	61,824

Loans:	357,830	294,044
Less: Allowance for loan losses	(2,676)	(2,478)
Net loans	355,154	291,566
Loans held for sale	3,352	1,839
Bank premises, furniture and equipment, net	7,673	7,579
Accrued interest receivable and other assets	13,993	12,461
Total assets	$520,179	$414,267
Liabilities
Deposits
Non-interest bearing	$42,345	$28,449
Interest bearing	335,540	271,985
Total deposits	377,885	300,434

Accrued interest, taxes and other liabilities	2,302	2,703
Repurchase agreements	77,826	47,623
Federal Home Loan Bank and other borrowings	9,823	28,614
Long-term debt	4,124	4,124
Total liabilities	471,960	383,498

Stockholders’ equity
Preferred stock, $1,000 par value, 8,500 shares authorized and issued	8,500	-
Common stock, $1 par value, 4,000,000 authorized, 2,234,767 and 1,802,391 issued	2,235	1,802
Additional paid-in capital	32,574	23,864
Common stock paid for but not issued, par value $1; 90,560 shares	-	1,729
Treasury stock, 51,077 and 47,218 shares, respectively	(1,084)	(1,006)
Retained earnings	5,792	4,643
Accumulated other comprehensive income/(loss)	202	(263)
Total stockholders’ equity	48,219	30,769
Total liabilities and stockholders’ equity	$520,179	$414,267

See accompanying notes to unaudited financial statements.

Index

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$12,043	$9,795	$4,306	$3,449
Interest on deposits with other banks	60	501	11	115
Interest on investment securities – taxable	1,101	1,071	393	401
Interest on tax exempt loans and securities	625	586	211	224
Total interest income	13,829	11,953	4,921	4,189

Interest expense
Deposits	2,909	3,379	969	1,105
Repurchase agreements	358	338	125	115
FHLB and other borrowings	349	385	114	123
Long-term debt	60	62	20	23
Total interest expense	3,676	4,164	1,228	1,366
Net interest income	10,153	7,789	3,693	2,823
Provision for loan losses	1,221	760	591	240
Net interest income after provision for loan losses	8,932	7,029	3,102	2,583

Other income
Service charges on deposit accounts	471	498	178	143
Income on bank owned life insurance	206	193	78	64
Visa debit card income	309	263	106	93
Income on loans held for sale	591	372	318	170
Other operating income	401	311	170	95
Gain on sale of securities	485	88	129	32
Total other income	2,463	1,725	979	597

Other expense
Salary and employee benefits	4,816	3,501	1,725	1,267
Occupancy expense	497	446	182	149
Equipment expense	439	350	152	127
Data processing	252	355	147	78
Visa debit card expense	245	218	84	79
Advertising	283	215	121	73
Legal and accounting fees	292	122	151	42
Printing, stationery and supplies	123	97	38	31
Consulting fees	291	116	92	61
FDIC insurance	322	395	79	129
Other taxes	126	140	40	47
Other operating expenses	967	709	341	252
Total other expense	8,653	6,664	3,152	2,335
Income before income taxes	2,742	2,090	929	845
Income tax expense	767	535	256	225
Net income	$1,975	$1,555	$673	$620

Basic net income per share	$0.92	$0.97	$0.31	$0.39
Diluted net income per share	$0.91	$0.96	$0.30	$0.38
Basic weighted average shares outstanding	2,135,826	1,599,382	2,185,703	1,593,629
Diluted weighted average shares outstanding	2,171,967	1,624,241	2,221,844	1,618,488

See accompanying notes to unaudited financial statements.

Index

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended	September 30
	2011	2010
Operating activities
Net income	$1,975	$1,555
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,221	760
Deferred income tax expense/(benefit)	145	(274)
Depreciation	343	338
Stock based compensation	88	27
Loans originated for sale	(31,675)	(27,717)
Proceeds of loans sold	30,162	26,957
Proceeds from sale of other real estate owned	312	866
(Gain) on sale of other real estate owned	-	(61)
(Gain) on sale of investment securities	(485)	-
Amortization, net of accretion	613	331
(Increase) in interest receivable and other assets	(198)	(4)
(Decrease)/increase in accrued interest, taxes, and other liabilities	(401)	760
Net cash provided by operating activities	2,100	3,538
Investing activities
(Increase) in loans made to customers	(64,809)	(46,939)
Purchases of premises and equipment	(437)	(196)
Decrease/(increase) in interest bearing balances with banks, net	3,129	(17,695)
Purchases of certificates of deposit in other banks	(9,918)	(16,321)
Maturities of certificates of deposit in other banks	17,734	44,886
Purchases of investment securities available-for-sale	(215,143)	(59,976)
Proceeds from sales, maturities and calls of securities
Available-for-sale	175,336	31,501
Proceeds from sales, maturities and calls of securities
held to maturity	1,225	474
Purchases of investment securities held-to-maturity	(3,948)	(985)
Purchase of bank owned life insurance	(2,100)	-
Net cash (used in) investing activities	(98,931)	(65,251)
Financing activities
Net increase in deposits	77,451	52,465
Net increase in repurchase agreements	30,203	18,942
Proceeds from Federal Home Loan Bank borrowings	63,594	92,500
Principal payments on Federal Home Loan Bank borrowings	(82,385)	(101,657)
Purchase of treasury stock	(78)	(304)
Net proceeds of stock offering	6,500	-
Common stock options exercised	-	38
Issuance of preferred stock	8,500	-
Net cash provided by financing activities	103,785	61,984
Increase in cash and cash equivalents	6,954	271
Cash and cash equivalents - beginning of period	3,713	2,321
Cash and cash equivalents - end of period	$10,667	$2,592

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$3,763	$4,296
Income taxes	$686	$516

See accompanying notes to unaudited financial statements.

Index

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  Operating results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Management has reviewed events occurring through November 14, 2011, the date the financial statements were issued and no subsequent events transpired requiring accrual or disclosure.

Note 2. -  Loans

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011.  Activity in the allowance is presented for the period ended September 30, 2011 (in thousands):

Index

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/10	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(554)	(354)	(114)	(29)	(3)	(1,054)
Recoveries	4	-	10	17	-	31
Provision	849	332	68	(31)	3	1,221
ALL balance 9/30/11	$1,816	$438	$171	$231	$20	$2,676
Individually evaluated for impairment	$1,329	$95	$54	$104	$3	$1,585
Collectively evaluated for impairment	$487	$343	$117	$127	$17	$1,091

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

The following table summarizes the primary segments of the loan portfolio as of September 30, 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

Sept. 30, 2011
Total Loans	$230,583	$99,578	$15,038	$12,045	$586	$357,830
Individually evaluated for impairment	$2,583	$77	$43	$8	$-	$2,711
Collectively evaluated for impairment	$228,000	$99,501	$14,995	$12,037	$586	$355,119

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2010
Total Loans	$194,700	$71,686	$14,334	$12,830	$494	$294,044
Individually evaluated for impairment	$393	$197	$262	$0	$4	$856
Collectively evaluated for impairment	$194,307	$71,489	$14,072	$12,830	$490	$293,188

Index

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Sept. 30, 2011	Investment	Allowance	Investment	Investment	Balance

Commercial	$-	$-	$2,583	$2,583	$2,583
Residential	77	77	-	77	77
Home Equity	43	43	-	43	43
Installment	8	8	-	8	8
Credit Card	-	-	-	-	-
Total impaired loans	$128	$128	$2,583	$2,711	$2,711

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

Index

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Sept.
	2011	2010
Average investment in impaired loans	$1,144	$1,220
Interest income recognized on an accrual basis on impaired loans	$47	$49

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2011 and December 31, 2010 (in thousands):

		Special
Sept. 30, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial	$216,852	$6,830	$4,318	$2,583	$230,583
Residential	98,040	1,286	175	77	99,578
Home Equity	14,872	97	26	43	15,038
Installment	11,657	223	157	8	12,045
Credit Card	583	-	3	-	586
Total	$342,004	$8,436	$4,679	$2,711	$357,830

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Total

Commercial	$180,568	$8,294	$5,446	$392	$194,700
Residential	69,906	613	1,002	165	71,686
Home Equity	13,945	99	262	28	14,334
Installment	12,424	233	173	-	12,830
Credit Card	488	-	6	-	494
Total	$277,331	$9,239	$6,889	$585	$294,044

Index

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011and December 31, 2010 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Sept. 30, 2011
Commercial	$224,036	$341	$2,935	$-	$3,276	$3,271	$230,583
Residential	98,916	58	188	76	322	340	99,578
Home Equity	14,896	75	-	-	75	67	15,038
Installment	11,756	63	28	42	133	156	12,045
Credit Card	586	-	-	-	-	-	586
Total	$350,190	$537	$3,151	$118	$3,806	$3,834	$357,830

		30-59	60-89	90
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
Dec 31, 2010
Commercial	$193,414	$241	-	$217	$458	$828	$194,700
Residential	68,529	1,761	272	143	2,176	981	71,686
Home Equity	13,979	28	18	47	93	262	14,334
Installment	12,222	141	158	155	454	154	12,830
Credit Card	490	-	-	-	-	4	494
Total	$288,634	$2,171	$448	562	$3,181	$2,229	$294,044

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

Index

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

Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance.

The following table presents details related to loans identified as TDRs during the three and nine months ended September 30, 2011:

	New TDRs (1)
	For the Three Months Ended				For the Nine Months Ended
	30-Sep-11				30-Sep-11
(Unaudited, dollars in thousands)	Number of Contracts		Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	-		-	-	-
Land and construction	1		2,745	2,250	1	2,745	2,250
Other				-	-	-	-
Total commercial real estate	1	(1)	2,745	2,250	1	2,745	2,250
Commercial and industrial	-		-	-	-	-	-
Residential real estate	1		418	418	1	418	418
Home equity	-		-	-	-	-	-
Consumer	-		-	-	-	-	-
Total	2		3,163	2,668	2	3,163	2,668
(1)      Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers.  As of September 30, 2011 and December 31, 2010, the Company had repurchase agreements of $77.8 million and $47.6 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania.  Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.  The remaining maximum borrowing capacity with the FHLB at September 30, 2011 was approximately $117.1 million.

Borrowings from the FHLB were as follows:	Sept 30 2011	Dec 31 2010
(dollars in thousands)
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	872	933

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	635	647

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,311	1,341

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,073	1,089

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	901	913

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,019	1,034

Floating interest rate note, originating March 2003, due December 2011, interest of 0.68% payable monthly.	-	14,126

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	1,012	1,031

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

	$9,823	$24,114

Index

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years.  Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate.  The Company reflects borrowed funds in the amount of $4.1 million as of September 30, 2011 and 2010 and interest expense of $60 and $62 for the periods ended September 30, 2011 and 2010.

The bank had borrowed $4,500 in overnight funds at the Federal Reserve discount window on December 31, 2010 at a rate of 0.75%

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)
Year	Amount
2011	$56
2012	232
2013	2,244
2014	1,257
2015	271
Thereafter	9,887
$13,947

Note 4. - Comprehensive Income

The Company is required to present comprehensive income in a full set of general-purpose financial statements for all periods presented.  The following represents comprehensive income for the nine and three month periods ended September 30, 2011 and September 30, 2010.

The following table represents other comprehensive income before tax and net of tax:

(in thousands)	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2011	2010	2011	2010
Unrealized gain (loss) on securities available for sale	$156	$257	$774	$747
Pension liability adjustment	-	-	-	(139)
Tax effect	(62)	(103)	(310)	(243)
Net of tax effect	94	154	464	365
Net income as reported	673	620	1,975	1,555
Total comprehensive income	$767	$774	$2,439	$1,920

Index

Note 5 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2011 and 2010, stock options to purchase 148,423 and 124,297 shares at an average price of $15.13 and $16.00, respectively, were outstanding.  For the three months ended September 30, 2011 and 2010, the dilutive effect of stock options was 36,141 and 24,859 shares, respectively.

Note 6 – Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company has provided the necessary disclosures in Note 2 herein.

In December, 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Index

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 2.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Index

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80).  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all prior periods presented. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

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

Index

Level III:    Assets and liabilities that have little to no pricing observability as of the reported date.  These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of September 30, 2011 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In Thousands)	September 30, 2011
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	-	102,292	-	102,292
Other Real Estate Owned	-	270	-	270
Impaired Loans	-	-	2,711	2,711

(In Thousands)	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	-	61,824	-	61,824
Other Real Estate Owned	-	402	-	402
Impaired Loans	-	-	856	856

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

Index

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	Sept. 30, 2011
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	10,667	10,667
Interest bearing balances	6,962	6,962
Securities available-for-sale	102,292	102,292
Securities held-to-maturity	10,168	10,524
Loans	357,830	371,070
Accrued interest receivable	1,639	1,639
	$489,558	$503,154

Financial liabilities:
Deposits	$377,885	$397,082
Repurchase agreements	77,826	77,826
Federal Home Loan Bank Borrowings	9,823	11,336
Accrued interest payable	291	291
Long-term debt	4,124	4,124
	$469,949	490,659

	December 31, 2010
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	3,713	3,713
Interest bearing balances	27,825	27,878
Securities available-for-sale	61,824	61,824
Securities held-to-maturity	7,460	7,442
Loans	294,044	302,277
Accrued interest receivable	1,398	1,398
	$396,264	$404,532

Financial liabilities:
Deposits	$300,434	$307,584
Repurchase agreements	47,623	47,671
FHLB and other Borrowings	28,614	32,305
Accrued interest payable	378	378
Long-term debt	4,124	4,124
	$381,173	392,062

Index

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

Amortized cost and approximate fair values of investment securities held-to-maturity at September 30, 2011, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$10,168	$446	$-	$10,614

	$10,168	$446	$-	$10,614

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2010, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$6,460	$27	$(62)	$6,425
U.S. Agency securities	1,000	17	-	1,017
	$7,460	$44	$(62)	$7,442

Amortized cost and approximate fair values of investment securities available-for-sale at September 30, 2011 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$64,250	$1,114	$-	$65,364
Mortgage-backed securities	36,482	354	(32)	36,804
Other securities	124	-	-	124
	$100,856	$1,468	$(32)	$102,292

Index

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2010 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$34,903	$453	$(76)	$35,280
Mortgage-backed securities	26,135	306	(21)	26,420
Other securities	124	-	-	124
	$61,162	$759	$(97)	61,824

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	September 30, 2011
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$115	$115	$-	$-
After one year, but within five	-	-	48,198	49,173
After five years, but within ten	4,026	4,258	6,052	6,191
After ten Years	6,027	6,241	46,606	46,928
Total	$10,168	$10,614	$100,856	$102,292

The Company's investment portfolio includes securities that are in an unrealized loss position as of September 30, 2011, the details of which are included in the following table.  Although these securities, if sold at September 30, 2011 would result in a pretax loss of $32, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of September 30, 2011, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:
At September 30, 2011, total temporary impairment totaled $32.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(-)	$-	$-	$-	$-
Mortgage-backed securities(7) (11)	7,249	(32)	-	-
Municipal securities(-)	-		-	-
	$7,249	$(32)	$-	$-

Index

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

At September 30, 2011 and for the Nine and Three Months Ended September 30, 2011 and 2010:

	Nine Months Ended Sept. 30		Three Months Ended Sept. 30
	2011	2010	2011	2010
Net income to:
Average assets	.58%	.54%	.55%	.62%
Average stockholders’ equity	6.94	7.58	6.63	8.83
Net interest margin	3.17	2.88	3.23	3.01

Average stockholders’ equity to average assets	8.37	7.15	8.30	7.08
Total loans to total deposits (end of period)	94.69	88.18	94.69	88.18
Allowance for loan losses to total loans (end of period)	0.75	.99	0.75	0.99
Efficiency ratio	68.59	70.04	67.47	68.27
Capital ratios:
Tier 1 capital ratio	15.26	12.02	15.26	12.02
Risk-based capital ratio	16.08	13.07	16.08	13.07
Leverage ratio	10.40	7.96	10.40	7.96
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$17.77	$17.64	$17.77	$17.64
Market value per share (end of period)*	20.00	20.00	20.00	20.00
Basic earnings per share	.92	.97	.31	.39
Diluted earnings per share	.91	.96	.30	.38

*           Market value per share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market.  There may be other transactions involving either higher or lower prices of which MVB is unaware.

Index

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

Index

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2011, MVB earned $673 compared to $620 in the third quarter of 2010.  Net interest income increased by $870, other income increased by $382 and other expenses increased by $817.  The increase in net interest income was driven mainly by the continued growth of the MVB balance sheet, with $80.8 million in average loan growth.  Also contributing to the increase in net interest income was a reduction in interest expense of $138, despite an increase in average interest bearing liabilities of $71.5 million.  This reduction in interest expense was the result of a decreased cost of funds of 42 basis points.  The increase in other income was mainly the result of an increase in gains on the sale of investment securities of $97 as MVB took advantage of a riding the yield curve strategy in purchasing bullet agency securities that provided significant gains in the portfolio due to the steep yield curve.  An increase in income on loans held for sale of $148 provided the other significant increase to other income.  This increase was due to additional volume that MVB was able to produce with increased staffing in this area, specifically the Morgantown, WV office opened during the second quarter of 2011, as well as the sale of a large USDA commercial loan.  The increase in other operating expenses was principally the result of salaries expense in the new Morgantown office of $312, along with the addition of a full time compliance officer, a more experienced secondary market lender in the eastern panhandle and increases for existing staff.  Equipment and depreciation costs increased $25, the result of the start up expenses of the Morgantown office.  Data processing costs increased $69 due to a credit recognized in 2010 from the renegotiation of the bank’s data processing contract.  Legal and accounting fees increased $109 and occupancy expense increased $33, the result of the addition of the Morgantown office.  Consulting fees increased by $31, as MVB pursued the possibility of diversifying revenue sources during the third quarter of 2011.  Other operating expenses increased by $89, mainly the result of the following:  increased loan expenses of $11, travel of $19, meals and entertainment of $18, telephone of $13 and director fees of $9.

Loan loss provisions of $591 and $240 were made for the quarters ended September 30, 2011 and 2010, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2011 and 2010 totaled $979 and $597, respectively.  The most significant portions of non-interest income are service charges on deposit accounts, which totaled $178 at September 30, 2011, an increase of $35 from the prior year despite significant changes in the regulatory environment and income on loans held for sale which totaled $318, an increase of $148 over the third quarter of 2010, the result of the increased volume from existing lenders as well as the addition of the Morgantown location and the sale of one large commercial USDA loan.  Other operating income increased by $75, the result of increased mortgage underwriting and title income of $66 and increased Visa Debit Card income of $13.

Non-interest expense for the quarters ended September 30, 2011 and 2010 totaled $3.1 million and $2.3 million, respectively.  The most significant increases were as discussed above.

Index

For the nine months ended September 30, 2011 MVB earned $2.0 million compared to $1.6 million for the same time period in 2010.  This $420 increase is mainly the result of balance sheet growth in the areas of loans and investments as discussed above, resulting in an increase in net interest income after provision for loan losses of $1.9 million for the first nine months of 2011.  MVB’s other income increased $738, mainly the result of gains on sales of investment securities during 2011 and total other expenses increased by $2.0 million, mainly in the areas of salaries, other expense, consulting and legal and accounting.  The $1.3 million increase in salaries expense was the result of the addition of the Morgantown office in May 2011, a full time compliance officer added at the beginning of 2011 and increases for existing staff.  Increased other expenses of $258 were mainly the result of the following:  increased loan expense of $75, increased travel of $46, increased meals and entertainment of $38, increased director fees of $27, increased telephone expense of $20 and increased training of $17.  Consulting fees increased by $175, the result of two major project initiatives, one of which was the opening of the Morgantown location.

Loan loss provisions of $1.2 million and $760 were made for the nine months ended September 30, 2011 and 2010, respectively.

Non-interest income for the nine months ended September 30, 2011 and 2010 totaled $2.5 million and $1.7 million, respectively.  This $738 increase was the result of income from the sale of loans into the secondary market increasing by $219, mortgage underwriting and title income increasing by $132 and gains on sale of securities increasing by $397.

Non-interest expense for the nine months ended September 30, 2011 and 2010 totaled $8.7 million and $6.7 million.  The largest drivers of this $2.0 million increase were in the areas of salaries, other expenses, legal and consulting fees.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2011 and 2010 was 3.23% and 3.01% respectively.  The 22 basis point improvement in MVB’s net interest margin for the quarter ended September 30, 2011 was the result of the following:  a 42 basis point reduction in the cost of funds, mainly in the CD portfolio and in interest bearing demand balances.  While MVB’s yield on total loans declined by 30 basis points, the bank was able to grow average loan balances by $80.8 million, allowing a reduction in the lower yielding CDs with other banks portfolio, which improved the bank’s net interest margin.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Index

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$4,959	$4	0.32%	$9,994	$4	0.16%
Certificates of deposit in other banks	3,634	7	0.77	28,332	111	1.57
Investment securities	102,375	463	1.81	71,030	464	2.61
Loans:
Commercial	214,511	2,834	5.28	161,574	2,146	5.31
Tax exempt	13,660	142	4.16	14,871	161	4.33
Real estate	105,739	1,260	4.77	75,566	1,058	5.60
Consumer	13,081	211	6.45	14,139	245	6.93
Total loans	346,991	4,447	5.13	266,150	3,610	5.43

Total earning assets	457,959	4,921	4.30	375,506	4,189	4.46
Cash and due from banks	12,135			2,313
Other assets	19,088			19,119
Total assets	$489,182			$396,938

Liabilities
Deposits:
Non-interest bearing demand	$38,823	$–%		$30,748	$–%

NOW	144,253	346	0.96	98,195	295	1.20
Money market checking	35,876	70	0.78	31,145	75	0.96
Savings	14,534	17	0.47	7,949	2	0.10
IRAs	9,886	71	2.87	10,955	84	3.07
CDs	123,128	464	1.51	124,010	649	2.09
Repurchase agreements & FFS	64,342	125	0.78	45,187	115	1.02
FHLB and other borrowings	10,766	115	4.27	13,807	123	3.56
Long-term debt	4,124	20	1.94	4,124	23	2.23
Total interest-bearing liabilities	406,909	1,228	1.21	335,372	1,366	1.63

Other liabilities	2,866			2,727
Total liabilities	448,598			368,847

Stockholders’ equity
Preferred stock	1,571			-
Common stock	2,234			1,632
Paid-in capital	32,397			20,488
Treasury Stock	(1,043)			(825)
Retained earnings	5,401			6,844
Accumulated other comprehensive income	24			(48)
Total stockholders’ equity	40,584			28,091
Total liabilities and stockholders’ equity	$489,182			$396,938

Net interest spread			3.09			2.83
Impact of non-interest bearing funds on margin			.14			.18
Net interest income-margin		$3,693	3.23%		$2,823	3.01

Index

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$11,760	$22	0.25%	$10,698	$14	0.17%
Certificates of deposit in other banks	4,036	38	1.26	40,062	487	1.62
Investment securities	89,074	1,291	1.93	60,814	1,257	2.76
Loans:
Commercial	200,447	7,917	5.27	153,194	6,123	5.33
Tax exempt	13,895	435	4.17	12,474	400	4.28
Real estate	94,906	3,461	4.86	69,840	2,950	5.63
Consumer	13,334	665	6.65	13,928	722	6.91
Total loans	322,582	12,478	5.16	249,436	10,195	5.45

Total earning assets	427,452	13,829	4.31	361,010	11,953	4.41
Cash and due from banks	6,966			2,295
Other assets	18,561			19,041
Total assets	$452,979			$382,346

Liabilities
Deposits:
Non-interest bearing demand	$38,258	$–	-%	$30,167	$–	-%

NOW	130,841	983	1.00	85,785	876	1.36
Money market checking	37,586	256	0.91	31,096	226	0.97
Savings	13,126	39	0.40	7,741	6	0.10
IRAs	10,030	215	2.86	10,900	259	3.17
CDs	112,809	1,415	1.67	123,985	2,012	2.16
Repurchase agreements & FFS	54,483	358	0.88	41,179	338	1.09
FHLB and other borrowings	11,228	350	4.16	17,515	385	2.93
Long-term debt	4,124	60	1.94	4,124	62	2.00
Total interest-bearing liabilities	374,227	3,676	1.31	322,325	4,164	1.72

Other liabilities	2,580			2,500
Total liabilities	415,065			354,992

Stockholders’ equity
Preferred stock	529			-
Common stock	2,234			1,631
Paid-in capital	31,581			20,470
Treasury Stock	(1,019)			(688)
Retained earnings	4,818			6,165
Accumulated other comprehensive income	(229)			(224)
Total stockholders’ equity	37,914			27,354
Total liabilities and stockholders’ equity	$452,979			$382,346

Net interest spread			3.00			2.69
Impact of non-interest bearing funds on margin			.17			.19
Net interest income-margin		$10,153	3.17%		$7,789	2.88%

Index

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $979 in the third quarter of 2011 compared to $597 in the third quarter of 2010.  This increase of $382 is mainly the result of an increase in gain on sale of securities of $97, an increase in other operating income of $75 and an increase in income in loans held for sale of $148.

Service charges on deposit accounts continue to be the core of MVB’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income.  Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the third quarter of 2011, non-interest expense totaled $3.1 million compared to $2.3 million in the third quarter of 2010. MVB’s efficiency ratio was 67.47% for the third quarter of 2011 compared to 68.27% for the third quarter of 2010.  This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.  The increased efficiency ratio is the result of the increased gains on sale of investment securities during the third quarter of 2011.

Salaries and benefits totaled $1.7 million for the quarter ended September 30, 2011 compared to $1.3 million for the quarter ended September 30, 2010.   This $458 increase in salaries and benefits is mainly the result of the addition of the Morgantown location, a full time compliance officer and increases to existing employees.  MVB had 106 full-time equivalent personnel at September 30, 2011 compared to 81 full-time equivalent personnel as of September 30, 2010.  Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2011 and 2010, occupancy expense totaled $182 and $149, respectively.  This $33 increase is the result of the addition of the Morgantown office.

Other operating expense totaled $341 in the third quarter of 2011 compared to $252 in the third quarter of 2010.  The largest items relating to this increase were in the areas of collections, travel and entertainment, training and directors fees.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .55% and 6.63% for the third quarter of 2011 compared to .62% and 8.83% in the third quarter of 2010.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2011 compared to 2010. The most significant areas of change between the quarters ended September 30, 2011 and September 30, 2010 were as follows: investment securities increased from an average balance of $71.0 million to an average balance of $102.4 million, CDs with banks declined to an average balance of $3.6 million from an average of $28.3 million, loans increased to an average balance of $347.0 million from $266.1 million, interest-bearing liabilities grew to an average balance of $406.9 million from $335.4 million and stockholders’ equity grew by $12.5 million to an average of $40.1 million.  These trends reflect the continued growth of MVB in the investment, loan, deposit and capital areas.

Total assets at September 30, 2011 were $520.2 million or an increase of $105.9 million since December 31, 2010.  The greatest areas of increase were $63.8 million in loan growth and $40.5 million in investment securities.

Index

Deposits totaled $377.9 million at September 30, 2011 or an increase of $77.5 million since December 31, 2010.  $45.6 million of this increase is the result of public funds deposit accounts.  Other areas of significant deposit growth are as follows:  CDARS money increased $16.2 million, brokered CDs increased $6.2 million, broker buster accounts increased $6.3 million and non interest bearing checking increased $6.1 million.  Repurchase agreements totaled $77.8 million and have increased $30.2 million since December 31, 2010.

Federal Home Loan Bank and other borrowings decreased by $18.8 million from December 31, 2010, mostly the result of increased use of other alternative funding sources such as CDARS, brokered deposits and public funds.

Stockholders’ equity has increased approximately $17.5 million from December 31, 2010 due to the completion of an $8.3 million confidential stock offering to accredited investors begun in late December of 2010, earnings for the nine months ended September 30, 2011 of $2.0 million and the influx of $8.5 million in capital from the Small Business Lending Fund (SBLF).

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.7 million as of September 30, 2011 compared to $3.7 million as of December 31, 2010.  Cash and cash equivalents at the end of the third quarter 2011 were greater than at year end due to a new relationship with Compass Bank which pays MVB a high rate earnings credit to offset service charges.

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

Investment Securities

Investment securities totaled $112.5 million as of September 30, 2011 and $69.3 million as of December 31, 2010. Government sponsored agency securities comprise the majority of the portfolio.  This $43.2 million increase is the result of adding investments to secure governmental deposits.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	September 30	December 31
	2011	2010

Commercial and nonresidential real estate	$230,354	$194,605
Residential real estate	114,616	86,020
Consumer and other	12,631	13,324
Net deferred fees and costs	229	95
Total loans	$357,830	$294,044

Index

Loan Concentration

At September 30, 2011, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $377.9 million at September 30, 2011.

Non interest bearing deposits remain a core funding source for MVB.  At September 30, 2011, non-interest bearing deposits totaled $42.3 million compared to $28.4 million at December 31, 2010.  Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $335.5 million at September 30, 2011 compared to $272.0 million at December 31, 2010.  Average interest-bearing liabilities totaled $406.9 million during the third quarter of 2011 compared to $335.4 million for the third quarter of 2010.  Average non-interest bearing demand deposits totaled $38.8 million for the third quarter of 2011 compared to $30.7 million for the third quarter of 2010.  Management will continue to emphasize deposit gathering in 2011 by offering outstanding customer service and competitively priced products.  Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At September 30, 2011, repurchase agreements totaled $77.8 million compared to $47.6 million at December 31, 2010.  In addition to the aforementioned funds alternatives, MVB has access to more than $117.1 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

Index

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

Current Economic Conditions

The current economic climate in West Virginia, and in particular in the five counties MVB focuses in is better than the national climate.  Unemployment in the United States was 9.1% in September 2011 and 9.5% in September 2010.  The unemployment levels in the five counties MVB operates in were as follows: Berkeley County unemployment was 8.3% in September 2011, compared to 9.2% in September 2010.  Harrison County’s unemployment rate for September 2011 was 7.4% versus 7.8% in September 2010.  Jefferson County’s unemployment rate improved from 7.1% in September 2010 to 6.2% in September 2011 and Marion County’s unemployment rate decreased from 7.7% in September of 2010 to 7.3% in September of 2011.  Monongalia County’s unemployment rate decreased from 5.7% in September of 2010 to 5.6% in September of 2011.  The numbers from all five counties continue to be significantly better than the national numbers.

MVB’s nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 0.98% in September of 2011 versus 0.82% in September of 2010 and charge offs to total loans were .29% and 0.10% for each period respectively.  MVB continues to closely monitor economic and delinquency trends.

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

Index

In late December 2010 MVB began a confidential offering to accredited investors that resulted in the issuance of 393,305 shares of common stock totaling $8.3 million in additional capital.  This offering was completed during the first quarter of 2011.

On September 8, 2011, MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  8,500 shares of $1,000 per share preferred stock were issued, with dividends payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year.  At the time of receipt of the SBLF money, MVB’s loan production qualified it for the lowest dividend possible at 1%.  MVB may continue to utilized the SBLF capital for a period of four and one half years at the 1% dividend rate so long as loan growth continues to support the reduced rate.

At September 30, 2011, accumulated other comprehensive income/(loss) totaled $202 compared to $(263) at December 31, 2010.  This change is related to increased gains in the investment portfolio.

Treasury stock shares totaled 51,077 shares, an increase of 3,859.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2010 Form 10-K.  At September 30, 2011, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers.  MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2011 and December 31, 2010 was $48.6 million and $34.0 million, respectively.

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

Index

Future Outlook

The bank’s results of operations in the third quarter of 2011 are an improvement over the third quarter of 2010 mainly due to the improvement in net interest income.  MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2011, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2011	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer