Form 10-K
period 2011-12-31
MVB FINANCIAL CORP
filed 2012-03-14
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Former name, former address and former fiscal year, if changed since last report)[None] Securities registered pursuant to Section 12(b) of the Act:

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

Yes ☐    No ☒

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐    No ☒

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through June 30, 2012, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $29,767,620. For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 15, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 15, 2012, the Registrant had 2,234,767 shares of common stock outstanding with a par value of $1.

PART I

ITEM 1.BUSINESS

MVB Financial Corp., or MVB, was formed on January 1, 2004 as a bank holding company. MVB Bank, Inc., or the Bank, was formed on October 30, 1997 and chartered under the laws of the state of West Virginia. The Bank commenced operations on January 4, 1999. During the fourth quarter of 2004, MVB formed two second-tier holding companies MVB Marion, Inc. and MVB Harrison, Inc., which have since been merged to form MVB Central, Inc. to manage the banking operations of MVB, the sole bank subsidiary, in those markets. In August of 2005, MVB opened a full service office in neighboring Harrison County. During October of 2005 MVB purchased a branch office in Jefferson County, situated in West Virginia’s eastern panhandle. In 2006 MVB formed another second-tier holding company, MVB East, Inc. to manage the banking operations of MVB in the Jefferson and Berkeley county markets. During the third quarter of 2007 MVB opened a full service office in the Martinsburg area of Berkeley County. In the second quarter of 2011 MVB opened a banking facility in the Morgantown area of Monongalia County.

MVB operates six offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 9789 Mall Loop inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in Bridgeport, Harrison County, 88 Somerset Boulevard in Charles Town, Jefferson County, 651 Foxcroft Avenue in Martinsburg, Berkeley County and 2400 Cranberry Square in Morgantown, Monongalia County. At December 31, 2011, MVB had total assets of $533.5 million, total loans of $373.8 million, total deposits of $390.5 million and total stockholders’ equity of $47.7 million.

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

At December 31, 2011, MVB had 124 full-time equivalent employees. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion and Harrison county markets, expansion into West Virginia’s eastern panhandle and most recently into Monongalia County.

During 2011, MVB continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas as the primary method for reaching performance goals. MVB continuously reviews key performance indicators to measure our success.

Market Area

MVB’s primary market areas are the Marion, Harrison, Jefferson, Berkeley and Monongalia Counties of West Virginia. Its extended market is in the adjacent counties.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2010. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990; 19,097 in 2000 and 18,704 in 2010, or a net decline of 5,159 or 21.6%. Marion County increased its population from 1980 to 1990, 55,789 to 57,249, decreased to 56,598 in 2000 and decreased to 56,418 in 2010. These changes resulted in a net increase of 1.1%. The Marion County population includes that of Fairmont. The result is that over the last 30 years, there has not been any significant change in population. Harrison County’s population decreased from 69,371 in 1990 to 68,652 in 2000, then increased to 69,099 in 2010 while Bridgeport’s population has increased from 7,306 in 2000 to 7,896 in 2010, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing. The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 53,498 in 2010. During this period, Charles Town has seen an increase in population of 80.9% to 5,259 in 2010. Berkeley County’s population has grown from 75,905 in 2000 to 104,169 in 2010, making it the second-most populous county in West Virginia. Martinsburg’s population has increased 15.1% since 2000 to 17,227 in 2010. Monongalia County’s population has increased from 81,866 in 2000 to 96,189 in 2010, an increase of 17.5%. Morgantown’s population in 2010 was 29,660, an increase of 2,851 or 10.6% since 2000. Based upon this data, MVB’s offices are in some of the most desirable locations in the state of West Virginia.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2011. As of December 2011, the overall state rate was 8.3% compared to 6.8% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 6.8%, while the West Virginia rate increased from 7.5% to 7.7%. At December 31, 2011, Harrison, Jefferson, Berkeley and Monongalia counties showed unemployment rates of 7.0%, 5.9%, 8.1% and 5.0%, respectively. Marion, Harrison, Jefferson, Berkeley and Monongalia County’s rates are all better than the state average. The future direction of unemployment will probably be driven by what occurs economically on a national level.

MVB originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, MVB retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released). However, loans originated in excess of MVB’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by MVB. MVB has no loans to foreign entities. MVB’s lending market area is primarily concentrated in the Marion, Harrison, Berkeley, Jefferson and Monongalia Counties of West Virginia.

Commercial Loans

At December 31, 2011, MVB had outstanding approximately $231.4 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 61.9% of the total aggregate loan portfolio as of that date.

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

MVB evaluates all new commercial loans, and on an annual basis mortgage loans in excess of $300,000, as well as customers that have total outstanding loans that aggregate more than $750,000. If deterioration in credit worthiness has occurred, MVB takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered a classified loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans

At December 31, 2011, MVB had outstanding consumer loans in an aggregate amount of approximately $13.8 million or approximately 3.7% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2011, MVB had approximately $128.7 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 34.4% of total loans outstanding.

Lending Practices. MVB generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, MVB may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to ten year adjustable rate, fully amortizing to maturity mortgages. MVB also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. Most real estate loans are secured by first mortgages with evidence of title in favor of MVB in the form of an attorney’s opinion of the title or a title insurance policy. MVB also requires proof of hazard insurance with MVB named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for the majority of loans secured by real estate.

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

MVB primarily focuses on the Marion, Harrison, Jefferson, Berkeley and Monongalia County markets for its products and services. Management believes MVB has developed a niche and a level of expertise in serving this area.

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

ITEM 1A. RISK FACTORS

No response required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2. PROPERTIES

MVB Bank, Inc. owns its main office located at 301 Virginia Avenue in Fairmont, along with its offices at 1000 Johnson Avenue in Bridgeport, 88 Somerset Boulevard in Charles Town and 651 Foxcroft Avenue in Martinsburg. The Bank leases its office at 2500 Fairmont Avenue inside the Shop N Save supermarket in White Hall, in addition to the land at the Bridgeport location and the 2400 Cranberry Square office in Morgantown.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

Quarterly Market and Dividend Information:

	2011		2010
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$22.00	$0.10	$21.00	$0.10
Third Quarter	20.00	0.00	20.00	0.00
Second Quarter	20.00	0.00	20.00	0.00
First Quarter	21.00	0.00	20.00	0.00

MVB had 1,063 stockholders of record at December 31, 2011. MVB began paying an annual dividend of $.10 per share beginning in December 2008. No dividends were paid prior to 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon	exercise price of	remaining available for
	exercise	outstanding options	future issuance under
	of outstanding options		equity compensation
plans (excluding
securities reflected in
column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	148,973	$ 15.13	35,190
security holders
Equity compensation
plans not approved by	n/a	n/a	n/a
security holders
Total	148,973	$ 15.13	35,190

During 2011, no stock options under MVB’s equity compensation plan were exercised.

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

Many factors could cause MVB’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•	General economic conditions, either nationally or within MVB’s market, could be less favorable than expected;
•	Changes in market interest rates could affect interest margins and profitability;
••	Competitive pressures could be greater than anticipated;
•	Legal or accounting changes could affect MVB’s results; and
•	Adverse changes could occur in the securities and investments markets.

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

Recent Accounting Pronouncements and Developments

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has provided the necessary disclosures in Note 3.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. This ASU is not expected to have a significant impact on the Company’s financial statements.

Summary Financial Results

MVB earned $2.7 million in 2011 compared to $2.2 million in 2010, an increase of $465,000. The earnings equated to a 2011 return on average assets of .57% and a return on average equity of 6.69%, compared to prior year results of .57% and 7.98%, respectively. Basic earnings per share were $1.24 in 2011 compared to $1.40 in 2010. Diluted earnings per share were $1.21 in 2011 compared to $1.36 in 2010. The most significant factor in the increase in 2011 profitability was a 3.3 million increase in net interest income. This increase was largely the result of the following: a reduction in net interest expense of $570,000 despite deposit growth of $90.1 million, the result of a decrease in interest rates on interest-bearing liabilities; the increase in net interest and fees on loans of $3.0 million which was the result of loan growth of $79.8 million in 2011 and an increase in interest on investment securities of $112,000, the result of the investment portfolio increasing by $43.6 million in 2011. Other income increased $1.2 million. This increase was the result of several items, mostly a $745,000 increase in gain on sale of investments. Other items of significance were as follows: income on loans held for sale increased $323,000 due to increased volume and the sale of one large USDA secured commercial loan at a significant gain; Visa debit card income increased by $53,000, the result of increased debit card usage by MVB customers and other income increased by $89,000, the result of a $150,000 increase in mortgage underwriting income, a $51,000 increase in title insurance income and a $134,000 decrease in income from the sale of other real estate owned. Other operating expenses increased by $3.2 million. The most significant item relating to this increase was increased salaries and benefits of $1.9 million due to the addition of the Morgantown office, a compliance officer, additions to the information technology staff and newly formed operations center staff, a full year of expense on three commercial lenders added in mid 2010 and increases for existing staff. Other noteworthy areas of increase were as follows: legal expense increased $465,000, the result of a lawsuit began when the Morgantown office was formed; consulting expense increased $197,000, driven by increased usage of the MVChecking and MVSavings products as well as various special projects undertaken throughout the year; advertising increased $144,000, $96,000 of which was in the Morgantown area; equipment expense increased $122,000, $41,000 of which was in the new Morgantown office and $16,000 at the newly formed operations center and finally occupancy expense increased $107,000, $68,000 of which was attributable to the Morgantown office and $42,000 at the operations center.

MVB’s yield on earning assets in 2011 was 4.28% compared to 4.42% in 2010. This decrease in yield is attributable to the following: a 29 basis point decline in the yield on loans and a 70 basis point decline in the investment portfolio. Despite extensive competition, total loans increased to $373.8 million at December 31, 2011, from $294.0 million at December 31, 2010. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate. The decrease in yield on the investment portfolio is attributable to increasing the portfolio’s size by $43.6 million or 63% from 2010, all of which was done at rates significantly lower than the existing portfolio.

Deposits increased $90.1 million to $390.5 million at December 31, 2011, from $300.4 million at December 31, 2010, due to the following: $20.7 million in growth from CDARS and other brokered funds, $37.8 million in broker buster checking, $14.8 million in MVChecking and MVSavings combined deposits and $22.6 million in additional public funds monies. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 1.25% in 2011 compared to 1.66% in 2010. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.17% in 2011 compared to 2.94% in 2010.

The Bank maintained a high-quality, short-term investment portfolio during 2011 to provide liquidity in the balance sheet, to fund loan growth, for repurchase agreements and to provide security for state and municipal deposits.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 3.17% in 2011 compared to 2.94% in 2010. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2011, the Federal Reserve did not change rates and in fact committed to keep rates low through mid 2013. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2011, net interest income increased by $3.3 million or 30.4% to $14.1 million from $10.8 million in 2010. This increase is largely due to the growth in average earning assets, primarily $73.6 million in loans and $31.4 million in investments. Average total earning assets were $444.6 million in 2011 compared to $368.1 million in 2010. Average total loans grew to $334.7 million in 2011 from $261.1 million in 2010. Primarily as a result of this growth, total interest income increased by $2.7 million, or 16.7%, to $19.0 million in 2011 from $16.3 million in 2010. Average interest-bearing liabilities, mainly deposits, likewise increased in 2011 by $62.2 million. Average interest-bearing deposits grew to $314.7 million in 2011 from $263.6 million in 2010. Total interest expense decreased by $570,000 despite the $62.2 million in average interest bearing liabilities growth. This decrease in interest expense was the result of a 41 basis point decrease in interest cost from 2010 to 2011.

MVB’s yield on earning assets changed during 2011 as follows: The loan portfolio yield decreased by 29 basis points and MVB’s investment portfolio yield decreased by 70 basis points while funding yields decreased by 41 basis points.

The cost of interest-bearing liabilities decreased to 1.25% in 2011 from 1.66% in 2010. This decrease is primarily the result of reduced cost of funds as follows: Certificates of deposit costs decreased 52 basis points, IRA costs decreased 29 basis points, Repurchase agreement costs decreased 26 basis points and NOW accounts costs decreased 31 basis points.

Statistical Financial Information Regarding MVB Financial Corp.

The following tables provide further information about MVB's interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
(Dollars in thousands)
Interest-bearing deposits in banks	$11,511	$29	0.25%	$10,501	$19	0.18%

CDs with other banks	5,519	75	1.36	35,061	568	1.62
Investment securities	95,529	1,837	1.92	64,104	1,677	2.62
Loans

Commercial	205,106	10,738	5.24	159,887	8,518	5.33
Tax exempt	14,739	621	4.21	13,000	555	4.27
Real estate	101,634	4,830	4.75	73,862	3,994	5.41
Consumer	13,268	878	6.62	14,367	956	6.65
Allowance for loan losses	(2,697)			(2,647)

Net loans	332,050	17,067	5.14	258,469	14,023	5.43

Total earning assets	444,609	19,008	4.28	368,135	16,287	4.42
Cash and due from banks	7,946			2,271
Other assets	21,179			19,944
Total assets	$473,734			$390,350

Liabilities
Deposits:
Non-interest bearing demand	$39,031	$—		$30,295	$—
NOW	136,725	1,346	0.98	90,801	1,172	1.29
Money market checking	36,821	305	0.83	32,215	310	0.96
Savings	14,156	63	0.45	8,160	11	0.13
IRAs	9,960	282	2.83	10,816	337	3.12
CDs	117,005	1,856	1.59	121,626	2,571	2.11
Repurchase agreements and federal funds
Sold	61,855	503	0.81	44,238	474	1.07
Federal Home Loan Bank borrowings	11,023	464	4.21	17,445	513	2.94
Long-term debt	4,124	81	1.96	4,124	82	1.99
Total interest-bearing liabilities	391,669	4,900	1.25	329,425	5,470	1.66
Other liabilities	2,655			2,593
Total liabilities	433,355			362,313

Stockholders’ equity
Preferred stock	2,538			—
Common stock	2,234			1,633
Paid-in capital	31,787			20,457
Treasury stock	(1,035)			(745)
Retained earnings	5,057			6,848
Accumulated other comprehensive income	(202)			(156)
Total stockholders’ equity	40,379			28,037
Total liabilities and stockholders’ equity	$473,734			$390,350

Net interest spread			3.03			2.76
Impact of non-interest bearing funds on margin			0.14			0.18

Net interest income-margin		$14,108	3.17%		$10,817	2.94%

Rate Volume Calculation
2011 vs 2010
	Volume	Rate	Vol/Rate
	end-beg vol	end-beg rate	vol diff *
	* beg rate	* beg vol	rate diff	Sum
Earning Assets
Loans
Commercial	2,409	(147)	(42)	2,220
Tax exempt	74	(7)	(1)	66
Real estate	1,502	(484)	(182)	836
Consumer	(73)	(5)	0	(78)
Investment securities (1)	822	(444)	(218)	160
Interest-bearing deposits in banks	2	7	1	10
CDs with other banks	(479)	—	77	(401)
Total earning assets	4,257	(1,081)	(364)	2,813

Interest bearing liabilities
NOW	593	(278)	(141)	174
Money market checking	44	(43)	(6)	(5)
Savings	8	25	19	52
IRAs	(27)	(31)	2	(55)
CDs	(98)	(642)	24	(715)
Repurchase agreements and federal funds sold	189	(114)	(46)	29
Federal Home Loan Bank borrowings	(189)	221	(81)	(49)
Long-term debt	—	(1)	—	(1)
	521	(862)	(228)	(570)
	3,737	(218)	(136)	3,383

Rate Volume Calculation
2010 vs 2009
	Volume	Rate	Vol/Rate
	end-beg vol	end-beg rate	vol diff *
	* beg rate	* beg vol	rate diff	Sum
Earning Assets
Loans
Commercial	1,017	(197)	(26)	795
Tax exempt	65	(5)	(1)	59
Real estate	1,244	(269)	(107)	868
Consumer	45	(80)	(4)	(39)
Investment securities (1)	1,434	(501)	(554)	379
Interest-bearing deposits in banks	39	(9)	(25)	5
CDs with other banks	61	(164)	(15)	(117)
Total earning assets	3,905	(1,225)	(730)	1,950

Interest bearing liabilities
NOW	717	(52)	(65)	600
Money market checking	37	(41)	(5)	(9)
Savings	1	3	0	4
IRAs	76	(60)	(14)	3
CDs	(68)	(775)	15	(827)
Repurchase agreements and federal funds sold	155	36	328	519
Federal Home Loan Bank borrowings	2	(21)	(0)	(19)
Long-term debt	—	(27)	—	(27)
	920	(937)	261	244
	2,985	(288)	(991)	1,706

Provision for Loan Losses

MVB’s provision for loan losses for 2011 and 2010 were approximately $1.7 million and $1.1 million, respectively. This increase principally relates to the increase in loans outstanding.

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

Non-Interest Income

Fees related to deposit accounts and cash management accounts and income on loans held for sale represent a significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2011 was $3.7 million versus $2.5 million in 2010.

The most significant increase in non-interest income from 2011 to 2010 was $745,000 in gains on the sale of investment securities. Other items of significance were as follows: income on loans held for sale increased $323,000, other income increased by $89,000 and Visa debit card income increased by $53,000

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $12.4 million in 2011 versus $9.1 million in 2010. Approximately 54% and 52% of non-interest expense for 2011 and 2010, respectively, related to personnel costs. Personnel are the lifeblood of every service organization, which is why personnel cost, is such a significant part of the expenditure mix. Salaries and benefits increased by $1.9 million in 2011, the result of the addition of the Morgantown office, a compliance officer, information technology staff, operations center staff, an entire year of expense relating to the commercial loan staff added midway through 2010 and increases for existing staff.

Legal expense increased by $465,000, the result of a lawsuit brought about through the addition of the Morgantown office. This claim was settled in February of 2012 and the Company had adequately accrued for all expenses related to the claim as of December 31, 2011.

Consulting expense increased by $197,000 in 2011. This increase related to the increased usage of consultants in the area of strategic planning and the continued development of our MVChecking and MVSavings products through BankVue.

Advertising increased by $144,000, $96,000 of which related to the Morgantown office.

Equipment and occupancy expense increased by $122,000 and $107,000 respectively. These increases were mainly the result of the addition of the Morgantown office and the operations center.

Other operating expense increased by $335,000. This increase was driven by a $118,000 increase in travel and entertainment, an $83,000 increase in collections expense, a $40,000 increase in directors’ fees, a $27,000 increase in telephone expense and a $24,000 increase in training expense.

2010 compared to 2009

Net interest income increased by $2.0 million when comparing 2010 with 2009 results. This increase is largely due to growth in average earning assets, primarily loans, of $61.2 million in 2010. Average interest-bearing liabilities, mainly deposits, increased by $70.9 million in 2010. This increase was due mainly to the continued success of two products, the broker buster account designed to take back money lost to brokerage firms and MVChecking, a higher rate checking account designed to reward customer behaviors that increase the bank’s revenue stream

A large portion of non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $2.5 million in 2010 compared to $2.2 million in 2009. This increase was due primarily to increased usage of the MVChecking account which provided $74,000 more in Visa debit card income, $64,000 in gains on the sale of other real estate owned and $88,000 in gains on the sale of investment securities.

Non-interest expense reached $9.1 million in 2010 compared to $8.3 million in 2009. This increase was the result of the following: $555,000 increase in salaries and benefits, $136,000 in increased consulting expenses, $79,000 in additional FDIC insurance expense and $57,000 in increased Visa debit card expense.

Income Taxes

MVB incurred income tax expense of $1.0 million in 2011 and $795,000 in 2010.

The effective tax rate was 27% in 2011 and 26% 2010.

Return on Assets

MVB’s return on average assets was .57% in 2011, .57% in 2010 and .45% in 2009.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 6.69% in 2011, compared to 7.98% in 2010 and 5.26% in 2009. The decreased return in 2011 is a direct result of the addition of $17 million in capital from a stock offering to accredited investors and the addition of SBLF money.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2010 to 2011. Investments increased $43.6 million. Loans increased by $79.8 million to $373.8 million at December 31, 2011. Deposits increased by $90.1 million, repurchase agreements increased by $30.2 million, FHLB borrowings decreased by $18.8 million and stockholders’ equity increased by $17.0 million.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $9.8 million at December 31, 2011, compared to $3.7 million at December 31, 2010. This increase was due to the fact that MVB added Compass Bank as a correspondent during 2011 and transferred roughly $5 million in funds from an interest earning account at the Federal Reserve to a non interest bearing account at Compass which provided an earnings credit of 75 basis points toward the elimination of service charges.

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

Investment Securities

Investment securities totaled $112.9 million at December 31, 2011, compared to $69.3 million at December 31, 2010. This $43.6 million increase is the result of increased repurchase agreement balances and public fund deposits that require collateralization.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2011, the amortized cost of MVB’s investment securities totaled $112.2 million, resulting in unrealized gain in the investment portfolio of $1.3 million.

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

During the first quarter of 2012 the FHLB redeemed capital stock held by MVB in the amount of $97,500. They also declared a .10 per share dividend which was paid in February 2012.

Loans

MVB’s lending is primarily focused in Marion, Harrison, Berkeley, Jefferson and Monongalia County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $373.8 million as of December 31, 2011, compared to $294.0 million at December 31, 2010.

During 2011, MVB experienced loan growth of $79.8 million. The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area. Residential real estate loans grew $42.7 million and commercial and non-residential real estate loans grew approximately $36.7 million.

At December 31, 2011, commercial loans represented the largest portion of the portfolio approximating 61.9% of the total loan portfolio. Commercial loans totaled $231.4 million at December 31, 2011, compared to $194.7 million at December 31, 2010. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 34.4% of MVB’s total loan portfolio. Residential real estate loans totaled $128.7 million at December 31, 2011, compared to $86.0 million at December 31, 2010. Included in residential real estate loans are home equity credit lines totaling $15.9 million at December 31, 2011, compared to $14.3 million at December 31, 2010. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson and Monongalia County markets.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2011, consumer loan balances totaled $13.8 million compared to $13.3 million at December 31, 2010. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve MVB’s market areas.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2011:

(Dollars in Thousands)

	One Year	One Thru	Due After
	or Less	Five Years	Five Years	Total
Commercial and nonresidential real estate	$43,840	$72,794	$114,723	$231,357

Residential real estate	9,989	24,397	94,297	128,683

Consumer and other	4,605	7,039	2,138	13,782

Total	$58,434	$104,230	$211,158	$373,822

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date

Loan Portfolio Analysis:

(Dollars in Thousands)	2011	2010
Year-end balances:
Commercial, financial and agricultural	231,357	194,700
Real estate	128,683	86,020
Consumer	13,782	13,324

Total	373,822	294,044

Loan Concentration

At December 31, 2011, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2011 and 2010 MVB had impaired loans totaling $2.8 million and $856,000 respectively. Included in these totals were non-accrual loans totaling $2.7 million and $519,000 respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $5.1 million and $2.6 million, respectively, at December 31, 2011 and 2010.

	December 31
	2011	2010
Loans past due more than 30 days to gross loans	1.37%	0.89%
Loans past due more than 90 days to gross loans	0.02%	0.19%

MVB incurred net charge-offs of $1.2 million in 2011 and $863,000 in 2010. MVB’s provision for loan losses was $1.7 million in 2011 and $1.1 million in 2010. Net charge-offs represented .35% and .33% in 2011 and 2010, respectively, compared to average outstanding loans for the indicated period.

	2011	2010
Balance, January 1	$2,478	$2,241

Provision	1,723	1,100

Charge-offs	1,189	912
Recoveries	(33)	(49)
Less: Net charge-offs	1,156	863

Balance, December 31	$3,045	$2,478

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2011	2010
Allocation of allowance for loan losses at December 31:
Commercial	$2,164	$1,517
Real estate	615	667
Consumer	266	294

Total	$3,045	$2,478

Percent of loans to total loans at December 31:
Commercial	62%	66%
Real estate	34	29
Consumer	4	5
Total	100%	100%

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

Non-performing assets and past due loans:

(Dollars in Thousands)	2011	2010

Non-accrual loans
Commercial	$2,453	$828
Real estate	76	1,243
Consumer	163	158

Total non-accrual loans	2,692	2,229
Renegotiated loans	518	—

Total non-performing loans	3,210	2,229

Other real estate, net	176	402

Total non-performing assets	$3,386	$2,631

Accruing loans past due 90 days or more	66	562

Non-performing loans as a % of total loans	0.91%	0.76%
Allowance for loan losses as a % of non-performing loans	94.86%	111.17%

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $390.5 million, or 81.7% of MVB’s funding sources at December 31, 2011. This same information at December 31, 2010 reflected $300.4 million in deposits representing 79.8% of such funding sources. Cash management accounts, which are available to large corporate customers, represented 16.3% and 12.6% of MVB’s funding sources at December 31, 2011 and 2010, respectively. Borrowings from the Federal Home Loan Bank of Pittsburgh for specific purposes represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2011, non-interest-bearing balances totaled $38.6 million compared to $28.4 million at December 31, 2010 or 9.9% and 9.5% of total deposits respectively.

Interest-bearing deposits totaled $351.9 million at December 31, 2011, compared to $272.0 million at December 31, 2010. On a percentage basis, Certificates of Deposits compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $391.7 million during 2011 compared to $329.4 million during 2010. Average non-interest bearing liabilities totaled $41.7 million during 2011 compared to $32.9 million during 2010. Management will continue to emphasize deposit gathering in 2012 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or more:

(Dollars in Thousands)	2011

Under 3 months	$10,891
Over 3-6 months	14,946
Over 6 to 12 months	18,267
Over 12 months	21,212
Total	$65,316

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank borrowings and repurchase agreements:

(Dollars in Thousands)	2011	2010

Ending balance	$87,602	$76,237
Average balance	72,878	65,807
Highest month-end balance	99,268	80,361
Interest expense	967	987
Weighted average interest rate:
End of Year	1.08%	1.34%
During the Year	1.33%	1.62%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $77.8 million at December 31, 2011, compared to $47.6 million in 2010. Federal Home Loan Bank borrowings totaled $9.8 million at December 31, 2011, compared to $28.6 million at year-end 2010.

Capital/Stockholders’ Equity

During the year ended December 31, 2011, stockholders’ equity increased approximately $17.0 million to $47.7 million. This increase consists of MVB’s net income for the year of $2.7 million, along with a capital raise of $6.6 million to accredited investors during January 2011 and the addition of $8.5 million in SBLF capital during the third quarter of 2011. MVB paid dividends of $218,000 in 2011 and $210,000 in 2010.

At December 31, 2011, accumulated other comprehensive income (loss) totaled ($742,000), an increase in the loss of $479,000 from December 31, 2010. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to pension liability, net of income taxes, at December 31, 2011. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2011 and 2010 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2011, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 15.8% at December 31, 2011, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 14.9% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2011, was 9.6% and was also above the well-capitalized standard of 5%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The ALCO has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2011.

The following table is provided to show the earnings at risk of MVB as of December 31, 2011.

(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(one year time frame)	Interest Income
(in Basis Points)	December 31, 2011
	Amount	Percent
+200	$16,004	-14.3%
+100	17,029	-8.8. %
Base rate	18,679
-100	19,300	3.3%
-200	$19,114	2.3%

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

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2011, cash provided by financing activities totaled $116.1 million, while outflows from investing activity totaled $109.7 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2011, is included in Note 7 to the financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $727,000 in 2011 compared to $682,000 in the fourth quarter of 2010. This equated to basic earnings per share, on a quarterly basis, of $.33 in 2011 and $.43 in 2010. Diluted earnings per share for the fourth quarter of 2011 and 2010 were $.33 and $.42, respectively. Net interest income increased during the fourth quarter and was $4.0 million in the fourth quarter of 2011 compared to $3.0 million in 2010. Non-interest income was $1.2 million in the fourth quarter of 2011 compared to $729,000 in 2010. Non-interest expense increased to $3.7 million for the fourth quarter of 2011 from $2.6 million in 2010. Loan loss provision was $502,000 for the fourth quarter of 2011, an increase of $162,000 over the fourth quarter of 2010.

Future Outlook

The Bank’s net income in 2011 was better than in any prior year, despite the challenges of a continued poor economic climate and the addition of a new office in Morgantown, WV. MVB believes it is well positioned in some of the finest markets in the state of West Virginia. We believe with continued customer acceptance in our markets and our commitment to customer service, we will continue to capture market share with our emphasis on the highest quality products and technology.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MVB Financial Corp.
Consolidated Balance Sheets
(Dollars in thousands, except number of shares)
December 31, 2011 and 2010
	2011	2010

ASSETS

Cash and due from banks	$9,763	$3,713
Interest bearing balances with banks	278	10,091
Certificates of deposit with other banks	9,918	17,734
Investment Securities:
Securities held-to-maturity, at cost	13,568	7,460
Securities available-for-sale, at approximate fair value	99,366	61,824

Loans:	373,822	294,044
Less: Allowance for loan losses	(3,045)	(2,478)
Net Loans	370,777	291,566
Loans held for sale	7,147	1,839
Bank premises, furniture and equipment	7,782	7,579
Bank owned life insurance	8,076	5,689
Accrued interest receivable and other assets	6,806	6,772

TOTAL ASSETS	$533,481	$414,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$38,632	$28,449
Interest bearing	351,913	271,985
Total Deposits	390,545	300,434

Accrued interest, taxes, and other liabilities	3,478	2,703
Repurchase agreements	77,835	47,623
FHLB and other borrowings	9,767	28,614
Subordinated debt	4,124	4,124
Total Liabilities	485,749	383,498

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 8,500 and 5,000 shares authorized; 8,500 and 0 shares issued	8,500	—
Common stock, par value $1; 4,000,000 shares authorized; 2,234,767 and 1,802,391 shares issued respectively	2,235	1,802
Additional paid-in capital	32,603	23,864
Common stock paid for but not issued, par value $1; 0 and 90,560 shares	0	1,729
Treasury Stock, 51,077 and 47,218 shares, respectively	(1,084)	(1,006)
Retained earnings	6,220	4,643
Accumulated other comprehensive loss	(742)	(263)
Total Stockholders’ Equity	47,732	30,769

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$533,481	$414,267

See Notes to Consolidated Financial Statements

MVB Financial Corp.
Consolidated Statements of Income
(Dollars in thousands except Share and Per Share Data)
Years ended December 31, 2011 and 2010
	2011	2010

INTEREST INCOME
Interest and fees on loans	$16,446	$13,468
Interest on deposits with other banks	103	587
Interest on investment securities - taxable	1,539	1,427
Interest on tax exempt loans and securities	920	805
Total interest income	19,008	16,287

INTEREST EXPENSE
Interest on deposits	3,852	4,401
Interest on repurchase agreements	503	474
Interest on FHLB and other borrowings	464	513
Interest on subordinated debt	81	82
Total interest expense	4,900	5,470

NET INTEREST INCOME	14,108	10,817
Provision for loan losses	1,723	1,100
Net interest income after provision for loan losses	12,385	9,717

OTHER INCOME
Service charges on deposit accounts	660	658
Income on bank owned life insurance	287	265
Visa debit card income	414	361
Income on loans held for sale	957	634
Gain on sale of securities	833	88
Other operating income	537	448
	3,688	2,454
OTHER EXPENSES

Salaries and employee benefits	6,717	4,796
Occupancy expense	697	590
Equipment depreciation and maintenance	594	472
Data processing	412	392
Visa debit card expense	332	295
Advertising	482	338
Legal and accounting fees	632	167
Printing, stationery and supplies	172	130
Consulting fees	408	211
FDIC insurance	368	523
Other taxes	175	190
Other operating expenses	1,370	1,035
	12,359	9,139

Income before income taxes	3,714	3,032

Income tax expense	1,012	795

Net Income	$2,702	$2,237

Basic net income per share after preferred dividends	$1.24	$1.40
Diluted net income per share after preferred dividends	$1.21	$1.38
Basic weighted average shares outstanding	2,147,890	1,598,432
Diluted weighted average shares outstanding	2,194,410	1,625,884

See Notes to Consolidated Financial Statements

MVB Financial Corp.
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2011 and 2010
	2011	2010

OPERATING ACTIVITIES
Net Income	$2,702	$2,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,723	1,100
Deferred income tax expense/(benefit)	147	(144)
Depreciation	466	447
Stock based compensation	117	46
Loans originated for sale	(62,647)	(46,657)
Proceeds of loans sold	57,339	46,582
Proceeds from sale of other real estate owned	373	866
Loss/(gain) on sale of other real estate owned	73	(61)
(Gain) on sale of investment securities	(833)	(88)
Amortization, net of accretion	886	513
(Increase) in interest receivable and other assets	(1,489)	(409)
Increase in accrued interest, taxes, and other liabilities	775	573
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(368)	5,005

INVESTING ACTIVITIES
(Increase) in loans made to customers	(80,934)	(62,060)
Purchases of premises and equipment	(669)	(269)
Purchases of investment securities available-for-sale	(249,771)	(69,602)
Purchases of investment securities held-to-maturity	(7,361)	(1,359)
Decrease/(increase) in deposits with FHLB and Fed, net	9,813	(6,156)
Purchases of certificates of deposit with other banks	(9,918)	(16,321)
Proceeds from maturity of certificates of deposit with other banks	17,734	48,029
Proceeds from sales, maturities and calls of securities available-for-sale	212,300	45,082
Proceeds from maturities and calls of securities held-to-maturity	1,225	474
Purchase of bank owned life insurance	(2,100)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(109,681)	(62,182)

FINANCING ACTIVITIES
Net increase in deposits	90,111	35,903
Net increase in repurchase agreements	30,212	11,982
Proceeds from FHLB and other borrowings	80,104	205,716
Principal payments on FHLB and other borrowings	(98,951)	(196,300)
Purchase of treasury stock	(78)	(484)
Net proceeds of stock offering	6,500	1,729
Cash dividend	(262)	(160)
Common stock options exercised	—	183
Issuance of preferred stock	8,463	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	116,099	58,569

Increase in cash and cash equivalents	6,050	1,392

Cash and cash equivalents at beginning of period	3,713	2,321

Cash and cash equivalents at end of period	$9,763	$3,713

Supplemental disclosure of cash flow information

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$4,958	$5,623
Income taxes	$1,101	$811

See Notes to Consolidated Financial Statements

MVB Financial Corp.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2011 and 2010

(Dollars in thousands)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	Income/(loss)	Stock	Equity

Balance, December 31, 2009	$—	$1,629	$20,457	$5,917	$(343)	$(522)	$27,138
Comprehensive income:

Net Income				2,237			2,237

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized losses - net of tax effect of $(167)					251		251

Total Comprehensive Income							2,488
Minimum pension liability adjustment - net of tax effect of $60					(171)		(171)

Cash dividends paid ($0.10 per share)				(160)			(160)
Stock offering in process			1,729				1,729
Stock based compensation			46				46
Stock dividend - 10% stock dividend		160	3,191	(3,351)			—
Treasury stock, acquired at cost						(484)	(484)
Common stock options exercised		13	170				183

Balance, December 31, 2010	$—	$1,802	$25,593	$4,643	$(263)	$(1,006)	$30,769
Comprehensive income:

Net Income				2,702			2,702

Other comprehensive income(loss)
Net fair value adjustment on securities available for sale, less reclassification adjustment for realized gains - net of tax effect of $(38)					58		58

Total Comprehensive Income							2,760
Minimum pension liability adjustment - net of tax effect of $358					(537)		(537)

Cash dividends paid ($0.10 per share)				(218)			218)
Dividends on preferred stock				(44)			(44)
Stock offering		394	6,112	(6)			6,500
Preferred stock issued	,500			(37)			8,463
Stock based compensation			117				117
Stock dividend - 10% stock dividend		39	781	(820)			—
Treasury stock, acquired at cost						(78)	(78)

Balance, December 31, 2011	$8,500	$2,235	$32,603	$6,220	$(742)	$(1,084)	$47,732

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

MVB Financial Corp., “the Company”, provides banking services to the domestic market with the primary market areas being the Marion, Harrison, Monongalia, Jefferson and Berkeley counties of West Virginia. To a large extent, the operations of the Company, such as loan portfolio management and deposit growth, are directly affected by the market area economies.

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

December 31, 2011

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

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $917 and $927 at December 31, 2011 and 2010, respectively.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $1,973 and $1,816 at December 31, 2011 and 2010, respectively, and is included in other assets in the accompanying balance sheet.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any unrealized gains or losses on sale are then recorded in other non-interest expense. At December 31, 2011 and 2010, the Company held other real estate of $176 and $402.

Net Income Per Common Share

Diluted net income per common share includes any dilutive effects of stock options, and is computed by dividing net income by the average number of common shares outstanding during the period less the preferred stock dividend, adjusted for the dilutive effect of options under the Company’s 2003 Stock Incentive Plan.

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

Bank-owned life insurance

Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain Company employees who have provided positive consent allowing the Company to be the beneficiary of such policies. These policies are recorded at their cash surrender value, or the amount that can be realized upon surrender of the policy. Income from these policies is not subject to income taxes and is recorded as other income.

Advertising Costs

Advertising costs are expensed as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assests have been isolated from the company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 financial statement presentation.

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2011, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	13,568	587	(11)	14,144
	$13,568	$587	$(11)	$14,144

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2010, including gross unrealized gains and losses, are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	6,460	27	(62)	6,425
U. S. Agency securities	1,000	17	—	1,017
	$7,460	$44	$(62)	$7,442

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2011 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$51,165	$710	$(1)	$51,874
Mortgage-backed securities	47,319	198	(149)	47,368
Other securities	124	—	—	124
	$98,608	$908	$(150)	$99,366

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2010 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$34,903	$453	$(76)	$35,280
Mortgage-backed securities	26,135	306	(21)	26,420
Other securities	124	—	—	124
	$61,162	$759	$(97)	$61,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	December 31, 2011
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$115	$115	$—	$—
After one year, but within five	—	—	34,130	34,795
After five years, but within ten	4,650	4,934	20,302	20,280
After ten Years	8,803	9,095	44,176	44,291
Total	$13,568	$14,144	$98,608	$99,366

Investment securities with a carrying value of $94,866 and $66,426 at December 31, 2011 and 2010, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2011, the details of which are included in the following table. Although these securities, if sold at December 31, 2011 would result in a pretax loss of $161, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2011, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At December 31, 2011, total temporary impairment totaled $161.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies (1)	$4,999	$(1)	$—	$—
Mortgage-backed securities (16)	31,073	(128)	3,124	(21)
Municipal securities (3)	936	(11)	—	—
	$37,008	$(140)	$3,124	$(21)

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)

	2011	2010

Commercial and non-residential real estate	$231,030	$194,605
Residential real estate	128,683	86,020
Consumer and other	13,782	13,324
Net deferred fees and costs	327	95
	$373,822	$294,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Changes in the allowance for loan losses were as follows for the years ended December 31:

(Dollars in thousands)

	2011	2010

Balance at beginning of period	$2,478	$2,241
Losses charged to allowance	(1,189)	(912)
Recoveries credited to allowance	33	49
Provision for loan losses	1,723	1,100
Balance at end of period	$3,045	$2,478

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and 2010 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2011
Total Loans	$231,357	$112,753	$15,930	$13,217	$565	$373,822

Individually evaluated for impairment	$2,597	$76	$9	$140	$0	$2,822

Collectively evaluated for impairment	$228,760	$112,677	$15,921	$13,077	$565	$371,000

December 31, 2010
Total Loans	$194,700	$71,686	$14,334	$12,830	$494	$294,044

Individually evaluated for impairment	$393	$197	$262	$0	$4	$856

Collectively evaluated for impairment	$194,307	$71,489	$14,072	$12,830	$490	$293,188

Management evaluates individual loans in all of the commercial segments for possible impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company also separately evaluates individual consumer and residential mortgage loans for impairment.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011 and 2010 (in thousands):

			Impaired
			Loans with
			No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2011

Commercial	$2,597	$758	$0	$2,597	$2,597
Residential	76	10	0	76	76
Home Equity	9	9	0	9	9
Installment	140	100	0	140	140
Credit Card	0	0	0	0	0
Total impaired loans	$2,822	$877	$0	$2,822	$2,822

December 31, 2010

Commercial	$59	$20	$334	$393	$393
Residential	165	75	32	197	197
Home Equity	262	99	0	262	262
Installment	0	0	0	0	0
Credit Card	4	4	0	4	4
Total impaired loans	$490	$198	$366	$856	$856

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	December
	2011	2010
Average investment in impaired loans	$2,091	$1,901
Interest income recognized on an accrual basis on impaired loans	$84	$76

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Credit Department performs an annual review of all commercial relationships $750,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank has an experienced Credit Department that continually reviews and assesses loans within the portolio. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews larger commercial relationships or criticized relationships. The Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2011 and 2010 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial	$218,353	$7,752	$2,655	$2,597	$231,357
Residential	111,105	1,157	491	—	112,753
Home Equity	15,750	96	75	9	15,930
Installment	12,806	242	29	140	13,217
Credit Card	565	—	—	—	565
Total	$358,579	$9,247	$3,250	$2,746	$373,822

December 31, 2010
Commercial	$180,568	$8,294	$5,446	$392	$194,700
Residential	69,906	613	1,002	165	71,686
Home Equity	13,945	99	262	28	14,334
Installment	12,424	233	173	—	12,830
Credit Card	488	—	6	—	494
Total	$277,331	$9,239	$6,889	$585	$294,044

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and 2010:

(in thousands)		30-59 Days	60-89 Days	90 Days +	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
December 31, 2011
Commercial	$225,618	$448	$2,836	$2	$3,286	$2,453	$231,357
Residential	111,022	1,593	—	62	1,655	76	112,753
Home Equity	15,846	—	84	—	84	—	15,930
Installment	12,888	138	26	2	166	163	13,217
Credit Card	565	—	—	—	—	—	565
Total	$365,939	$2,179	$2,946	$66	$5,191	$2,692	$373,822

December 31, 2010
Commercial	$193,414	241	—	$217	$458	$828	$194,700
Residential	68,529	1,761	272	143	2,176	981	71,686
Home Equity	13,979	28	18	47	93	262	14,334
Installment	12,222	141	158	155	454	154	12,830
Credit Card	490	—	—	—	—	4	494
Total	$288,634	$2,171	$448	$562	$3,181	$2,229	$294,044

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011 and 2010. Activity in the allowance is presented for the year ended December 31, 2011 (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance at
December 31, 2010	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(552)	(349)	(177)	(105)	(6)	(1,189)
Recoveries	4	—	10	19	—	33
Provision	1,195	255	209	67	(3)	1,723
ALL balance at
December 31, 2011	$2,164	$366	$249	$255	$11	$3,045
Individually evaluated for impairment	$758	$10	$9	$100	$0	$877
Collectively evaluated for impairment	$1,406	$356	$240	$155	$11	$2,168

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

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

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Troubled debt restructurings during 2011 are set forth in the following table. There were no troubled debt restructurings during 2010.

The following table presents details related to loans identified as Troubled Debt Restructurings (TDRs) at December 31, 2011 and 2010.

	New TDRs (1)

	December 31, 2011			December 31, 2010

(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	—	—	—	—	—	—
Land and construction	—	—	—	—	—	—
Other	1	103	103	—	—	—
Total commercial real estate	11	103	103	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	415	415	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	518	518	—	—	—

(1) Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

NOTE 4.  BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)

	2011	2010

Bank Premises	$7,647	$7,533
Equipment, furniture and fixtures	3,445	2,893
	11,092	10,426
Allowance for depreciation	(3,310)	(2,847)
	$7,782	$7,579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)

	2011	2010
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$113,515	$77,970
Non-interest bearing	37,744	27,984
Time and savings deposits of individuals, partnerships and corporations	184,993	161,534
Deposits of states and political subdivisions	53,237	32,431
Official checks	1,056	515
Total Domestic Deposits	$390,545	$300,434

Time deposits of over $100 included above	$65,316	$58,661

Maturities of certificates of deposit at December 31, 2011 were as follows:

2012	$58,029
2013	18,013
2014	6,190
2015	5,317
2016	5,539
Total	$93,088

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2011 and 2010, the company held repurchase agreements of $77,835 and $47,623. Information related to repurchase agreements is summarized below:

(Dollars in thousands)	2011	2010

Balance at end of year	$77,835	$47,623
Average balance during the year	61,855	44,238
Maximum month-end balance	86,507	55,550
Weighted-average rate during the year	0.81%	1.07%
Rate at December 31	0.66%	1.00%

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2011 was approximately $174,439. At December 31, 2011 and 2010 the Bank had borrowed $9,767 and $24,114.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)

	2011	2010
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	851	933

Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	631	647

Floating interest rate note, originating March 2003, due December 2011, interest payable monthly, including interest of 0.68%	—	14,126

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%	1,301	1,341

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%	1,068	1,089

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%	1,015	1,034

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	896	913

Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%	1,005	1,031

Fixed interest rate note, originating March 2008. due March 2013, interest of 2.37% payable quarterly	2,000	2,000

	$9,767	$24,114

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

The Trust Preferred Securities and the Debentures mature in 2037 and are redeemable by the Company in 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of December 31, 2011 and 2010 and interest expense of $81 and $82 for the years ended December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

The bank had borrowed $4,500 in overnight funds at the Federal Reserve discount window on December 31, 2010 at a rate of 0.75%.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2012	$232
2013	2,244
2014	1,257
2015	271
2016	1,353
Thereafter	8,534
$13,891

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

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)

	2011	2010

Available on lines of credit	$45,627	$32,539
Stand-by letters of credit	346	758
Other loan commitments	1,423	691
	$47,396	$33,988

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the Marion, Harrison, Monongalia, Jefferson and Berkeley County areas of West Virginia and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)

Current:	2011	2010

Federal	$658	$773
State	207	166
	$865	$939

Deferred expense (benefit)
Federal	$112	$(119)
State	35	(25)
	147	(144)
Income Tax expense	$1,012	$795

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2011		2010
	Amount	%	Amount	%

Tax at Federal tax rate	$1,263	34.0%	$1,031	34.0%
Tax effect of:
State income tax	93	2.5%	76	2.5%
Tax exempt earnings	(345)	-9.3%	(313)	-10.3%
Other	1	0.0%	1	0.0%
	$1,012	27.2%	$795	26.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2011	2010

Depreciation	$482	$299
Unrealized loss on securities available-for-sale	$303	$264
Pension	(9)	(66)
Gross deferred tax liabilities	776	497

Allowance for loan losses	(871)	(778)
Minimum pension liability	(798)	(440)
Gross deferred tax (assets)	(1,669)	(1,218)

Net deferred tax (asset)	$(893)	$(721)

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

	Balance at			Balance
	Beginning			at end
(Dollars in thousands)	of Year	Borrowings	Repayments	of Year

December 31, 2011	$13,995	$2,004	$(2,699)	$13,300

December 31, 2010	$15,067	$764	$(1,836)	$13,995

The Company held related party deposits of $14,973 and $11,812 at December 31, 2011 and December 31, 2010, respectively.

The Company held related party repurchase agreements of $1,313 and $1,697 at December 31, 2011 and December 31, 2010, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. The Company’s funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $410 and $335 for the years ended December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$3,059	$2,389
Service cost	356	311
Interest cost	166	142
Actuarial loss	669	243
Benefits paid	(36)	(26)
Benefit obligation at end of year	$4,214	$3,059

Change in plan assets:
Fair value of plan assets at beginning of year	$1,794	$1,575
Actual return on plan assets	(113)	188
Employer contribution	553	57
Benefits paid	(36)	(26)
Fair value of plan assets at end of year	$2,198	$1,794

Funded status	$(2,016)	$(1,265)
Unrecognized net actuarial loss	1,990	1,093
Unrecognized prior service cost	4	7
Prepaid pension cost recognized	$(22)	$(165)

Accumulated benefit obligation	$3,288	$2,414

At December 31, 2011 and 2010, the weighted average assumptions used to determine the benefit obligation are as follows:

Discount rate	5.06%	5.50%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

Service cost	$356	$311
Interest cost	166	142
Expected return on plan assets	(180)	(139)
Amortization of prior service costs	2	2
Amortization of loss	66	44
Net periodic pension cost	$410	$360

At December 31, 2011 and 2010, the weighted average assumptions used to determine net periodic pension cost are as follows:

Discount rate	5.50%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

The Company’s pension plan asset allocations at December 31, 2011 and 2010, as well as target allocations for 2012 are as follows:

Asset Category	2012 Target	12/31/2011	12/31/2010
Equity securities	60%	72%	59%
Balanced fund	30%	24%	31%
Other	10%	4%	10%
Total	100%	100%	100%

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below.

	2012	2011

Expected amortization of transition obligation (asset)	$—	$—
Expected amortization of prior service cost (credit)	2	2
Expected amortization of net loss (gain)	117	66

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

The fair value of MVB’s pension plan assets are December 31, 2009 by asset class are as follows:

The fair value of MVB’s pension plan assets at December 31, 2011 by asset class are as follows:

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2011.

	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$88	$—	$—	$88
Investment in equity securities	$1,583	$—	$—	$1,583
Investment in debt	$—	$527	$—	$527

Total assets at fair value	$1,671	$527	$—	$2,198

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Below we show the best estimate of the plan contribution for next fiscal year. We also show the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.

Cash Flow

Contributions for the period of 01/01/12 through 12/31/12	$948,348
Estimated future benefit payments reflecting expected future service

1/1/2012 through 12/31/2012	$117,901
1/1/2013 through 12/31/2013	$129,994
1/1/2014 through 12/31/2014	$138,416
1/1/2015 through 12/31/2015	$163,324
1/1/2016 through 12/31/2016	$201,165
1/1/2017 through 12/31/2021	$1,214,592

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets. As of December 31, 2011 the Company has allocated $21 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years. The remaining $896 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company.

NOTE 12. STOCK OFFERING

During 2011 the Company completed a confidential offering to accredited investors which began in 2010 that resulted in the issuance of 393,305 shares of common stock totaling $8.3 million in additional capital. As of December 31, 2010 the Company had received signed offering memoranda and payment for 82,328 shares totaling 1.7 million in additional capital at December 31, 2010. The proceeds of this offering are being used to support current and long-range growth plans of the Company. During 2011 the Company issued 393,305 shares, concluding 2011 with outstanding shares of 2,234,767. A 10% stock dividend declared December 21, 2010 with a record date of January 25, 2011, payable February 15, 2011 resulted in an additional 39,071 shares.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital. MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year. At the time of receipt of the SBLF money, MVB’s loan production qualified for the lowest dividend rate posssible of 1%. MVB may continue to utilize the SBLF capital for a period of four and one half years at the 1% dividend rate so long as loan growth continues to support the reduced rate.

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan provides for the issuance of stock options to selected employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. All options granted prior to 2004 vest in 4 years, and expire 10 years from the date of grant. For options granted in 2004 and 2005 the vesting period has been accelerated to fully vest at December 31, 2005. These options also expire 10 years from the date of the grant. Options granted in 2006, 2007, 2010 and 2011 vest in 5 years and expire 10 years from the date of the grant, with the exception of 10,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

The following summarizes MVB’s stock options as of December 31, and the changes for the year then ended:

	2011		2010
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	207,297	$17.88	134,658	$15.83
Granted	10,500	—	99,500	—
Adjust for 10% stock dividend	21,779	$—	—	$—
Exercised	—	—	(12,859)	—
Forfeited/expired	—	—	(14,002)	—

Outstanding at end of year	239,576	$16.46	207,297	$17.88

Exercisable at end of year	148,973	$15.13	115,297	$16.00

Weighted-average fair value of options granted during the year		$3.67		$3.10

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 3.29% and 3.28% for 2011 and 2010 and a weighted average expected life of the options of 7 years for both 2011 and 2010. The expected volatility of MVB’s stock price used for 2011 options was 5.40%, while for the 2010 options it was 1.26%. The expected dividend yield used was .50% for both 2011 and 2010.

The following summarizes information concerning MVB’s stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$14.55	127,376	5.00	$14.55	148,973	$15.13
$18.18	89,650	9.00	$18.18
$20.45	22,550	9.00	$20.45

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2011 and 2010, the Bank meets all capital adequacy requirements to which it is subject.

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

			MINIMUM		MINIMUM
			TO BE WELL		FOR CAPITAL
	ACTUAL		CAPITALIZED		ADEQUACY PURPOSES

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
(Dollars in thousands)

As of December 31, 2011
Total Capital
(to risk-weighted assets)
Consolidated	$50,603	14.8%	N/A	N/A	$27,421	8.0%
Subsidiary Bank	$54,291	15.8%	$34,276	10.0%	$27,421	8.0%

Tier I Capital
(to risk-weighted assets)
Consolidated	$47,558	13.9%	N/A	N/A	$13,710	4.0%
Subsidiary Bank	$51,246	14.9%	$20,566	6.0%	$13,710	4.0%

Tier I Capital
(to average assets)
Consolidated	$47,558	8.9%	N/A	N/A	$21,354	4.0%
Subsidiary Bank	$51,246	9.6%	$26,686	5.0%	$21,349	4.0%

As of December 31, 2010
Total Capital
(to risk-weighted assets)
Consolidated	$32,582	11.9%	N/A	N/A	$21,807	8.0%
Subsidiary Bank	$36,275	13.3%	$27,258	10.0%	$21,807	8.0%

Tier I Capital
(to risk-weighted assets)
Consolidated	$30,104	11.0%	N/A	N/A	$10,903	4.0%
Subsidiary Bank	$33,797	12.4%	$16,355	6.0%	$10,903	4.0%

Tier I Capital
(to average assets)
Consolidated	$30,104	7.3%	N/A	N/A	$16,487	4.0%
Subsidiary Bank	$33,797	8.2%	$20,590	5.0%	$16,472	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

(Dollars in thousands)

Years ended December 31:
2012	$245
2013	226
2014	164
2015	164
2016	151
Thereafter	246
Total minimum payments required:	$1,196

Total lease expense for the years ended December 31, 2011 and 2010 was $156 and $54, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

	December 31, 2011
		Estimated
	Carrying	Fair
	Value	Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,763	$9,763
Interest bearing balances with banks	10,196	10,216
Securities available-for-sale	99,366	99,366
Securities held-to-maturity	13,568	14,144

Loans	373,822	388,027
Accrued interest receivable	1,582	1,582
	$508,297	$523,098

Financial liabilities:
Deposits	$390,545	$400,894
Repurchase agreements	77,835	77,861
FHLB and other borrowings	9,767	11,027
Accrued interest payable	341	341
Long-term debt	4,124	4,124
	$482,612	$494,247

	December 31, 2010
		Estimated
	Carrying	Fair
	Value	Value

Financial assets:
Cash and due from banks	$3,713	$3,713
Interest bearing balances with banks	27,825	27,878
Securities available-for-sale	61,824	61,824
Securities held-to-maturity	7,460	7,442

Loans	294,044	302,277
Accrued interest receivable	1,398	1,398
	$396,264	$404,532

Financial liabilities:
Deposits	$300,434	$307,584
Repurchase agreements	47,623	47,671
FHLB and other borrowings	28,614	32,305
Accrued interest payable	378	378
Long-term debt	4,124	4,124
	$381,173	$392,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2011 and 2010 by level within the fair value hierarchy. As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classified investments in government securities as Level 2 instruments and valued them using the market approach. All measurements are made on a recurring basis.

	December 31, 2011				December 31, 2010
(In Thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

Assets:
U.S. Government Agency Securities		51,874		51,874		35,280		35,280
Mortgage backed Securities		47,368		47,368		26,420		26,420
Other Securities		124		124		124		124
Other Real Estate Owned		—	176	176		—	402	402
Impaired Loans		—	2,822	2,822		—	856	856
Total		99,366	2,998	102,364		61,824	1,258	63,082

Level 3 rollforward table
(In Thousands)

Level 3 measurements				Level 3 measurements
at 12/31/10	Gain/(loss)	Additions	Sales	at 12/31/11
$1,258	(596)	2,819	(483)	$2,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

NOTE 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company’s balance sheets at December 31, 2010 and 2009, and the related statements of income and cash flows for each of those years are presented below:

(Dollars in thousands, except share data)
Balance Sheets	December 31
Assets	2011	2010

Cash	$167	$1,779
Investment in bank subsidiary, eliminated in consolidation	51,421	32,733
Other assets	293	385
Total assets	$51,881	$34,897

Liabilities and shareholders’ equity
Liabilities
Other liabilities	$25	$4
Long-term debt	4,124	4,124
Total liabilities	4,149	4,128

Stockholders’ equity
Preferred stock, par value $1,000; 8,500 and 5,000 shares authorized, 8,500 and 0 shares issued	$8,500	$—
Common stock, par value $1; 4,000,000 shares authorized; 2,234,767 and 1,802,391 shares issued respectively	2,235	1,802
Additional paid in capital	32,603	23,864
Common stock paid for but not issued, par value $1; 82,328 shares issued	—	1,729
Treasury stock	(1,084)	(1,006)
Retained earnings	6,220	4,643
Accumulated other comprehensive income	(742)	(263)
Total stockholders’ equity	47,732	30,769
Total liabilities and stockholders’ equity	$51,881	$34,897

(Dollars in thousands)
Statements of Income	2011	2010
Income - dividends from bank subsidiary	$—	$—
Expenses - operating	296	176
(Loss) before income taxes and undistributed income	(296)	(176)
Income tax (benefit)	(112)	(67)
Income after tax	(184)	(109)
Equity in undistributed income of bank subsidiary	2,886	2,346
Net income	$2,702	$2,237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP.

December 31, 2011

(Dollars in thousands)
Statements of Cash Flows	2011	2010
OPERATING ACTIVITIES
Net income	$2,702	$2,237
Equity in undistributed income of bank subsidiary	(2,886)	(2,346)
Decrease/(increase) in other assets	92	(66)
Increase in other liabilities	21	—
Stock option expense	117	46
Unrealized (loss)/gain	(479)	80

Net cash (used in) operating activities	(433)	(49)

INVESTING ACTIVITIES
Investment in subsidiary	(15,802)	161

Net cash (used in)/provided by investing activities	(15,802)	161

FINANCING ACTIVITIES
Proceeds of stock offering	6,500	1,729
Preferred stock issued	8,463	—
Proceeds from long-term borrowings	—	—
Common stock options exercised	—	183
Cash dividend	(218)	(160)
Preferred stock dividend	(44)	—
Purchase of treasury stock	(78)	(484)

Net cash provided by financing activities	14,623	1,268

(Decrease)/increase in cash	(1,612)	1,380

Cash at beginning of period	1,779	399

Cash at end of period	$167	$1,779

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2011, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Date: March 15, 2012	/s/ Larry F. Mazza
Larry F. Mazza
President & CEO

Date: March 15, 2012
/s/ Eric L. Tichenor
Eric L. Tichenor
Senior Vice President & CFO

ITEM 9B. OTHER INFORMATION

No response required.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 3-6 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2012.

ITEM 11. EXECUTIVE COMPENSATION

See “Executive Compensation” on pages 10-12 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2012.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 13 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2012 which section is expressly incorporated by reference.

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

Total loans outstanding from the Bank at December 31, 2011 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $13.3 million or 27.9% of total equity capital and 3.6% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on page 14 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 59. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2011

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

