Form 10-Q
period 2012-03-31
MVB FINANCIAL CORP
filed 2012-05-14
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File number 333-120931

MVB Financial Corp.

(Exact name of registrant as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Virginia Avenue

Fairmont, West Virginia 26554-2777

(Address of principal executive offices)

304-363-4800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of May 14, 2012, the number of shares outstanding of the issuer’s only class of common stock was 2,234,767.

MVB Financial Corp.

Part I.	Financial Information
Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-19 of this report.

Consolidated Balance Sheets at March 31, 2012 and December 31, 2011

Consolidated Statements of Income for the Three Months ended March 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 20-31 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures

Part II.	Other Information
Item 1.	Legal Proceedings

Item 1.a.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits
1

Index

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31	December 31
	2012	2011
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$11,787	$9,763
Interest bearing balances	11,323	278
Certificates of deposits in other banks	9,672	9,918
Investment securities:
Securities held-to-maturity, at cost	14,088	13,568
Securities available-for-sale, at fair value	101,017	99,366

Loans:	400,353	373,822
Less: Allowance for loan losses	(3,173)	(3,045)
Net loans	397,180	370,777
Loans held for sale	4,375	7,147
Bank premises, furniture and equipment, net	7,744	7,782
Bank owned life insurance	8,154	8,076
Accrued interest receivable and other assets	7,028	6,806
Total assets	$572,368	$533,481
Liabilities
Deposits
Non-interest bearing	$44,047	$38,632
Interest bearing	396,207	351,913
Total deposits	440,254	390,545

Accrued interest, taxes and other liabilities	2,837	3,478
Repurchase agreements	66,905	77,835
Federal Home Loan Bank and other borrowings	9,710	9,767
Long-term debt	4,124	4,124
Total liabilities	523,830	485,749

Stockholders’ equity
Preferred stock, $1,000 par value, 8,500 shares authorized and issued	8,500	8,500
Common stock, $1 par value, 4,000,000 authorized, 2,234,767 and 2,234,767 issued	2,235	2,235
Additional paid-in capital	32,643	32,603
Treasury stock, 51,077 and 51,077 shares, respectively	(1,084)	(1,084)
Retained earnings	7,060	6,220
Accumulated other comprehensive income/(loss)	(816)	(742)
Total stockholders’ equity	48,538	47,732
Total liabilities and stockholders’ equity	$572,368	$533,481
See accompanying notes to unaudited financial statements. 2

Index

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended
	March 31
	2012	2011
Interest income
Interest and fees on loans	$4,588	$3,750
Interest on deposits with other banks	58	36
Interest on investment securities – taxable	426	344
Interest on tax exempt loans and securities	307	208
Total interest income	5,379	4,338

Interest expense
Deposits	965	955
Repurchase agreements	114	109
FHLB and other borrowings	116	120
Long-term debt	22	20
Total interest expense	1,217	1,204
Net interest income	4,162	3,134
Provision for loan losses	675	300
Net interest income after provision for loan losses	3,487	2,834

Other income
Service charges on deposit accounts	161	130
Income on bank owned life insurance	78	47
Visa debit card income	111	96
Income on loans held for sale	430	92
Other operating income	188	106
Gain on sale of securities	66	149
Total other income	1,034	620

Other expense
Salary and employee benefits	1,956	1,422
Occupancy expense	204	143
Equipment expense	156	126
Data processing	88	36
Visa debit card expense	91	77
Advertising	167	75
Legal and accounting fees	116	64
Printing, stationery and supplies	34	37
Consulting fees	113	92
FDIC insurance	27	119
Other taxes	44	49
Other operating expenses	342	274
Total other expense	3,338	2,514
Income before income taxes	1,183	940
Income tax expense	322	274
Net income	$861	$666

Basic net income per share after preferred dividends	$0.38	$0.33
Diluted net income per share after preferred dividends	$0.38	$0.32
Basic weighted average shares outstanding	2,183,690	2,032,542
Diluted weighted average shares outstanding	2,233,747	2,068,683
See accompanying notes to unaudited financial statements. 3

Index

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31	March 31
	2012	2011
Operating activities
Net income	$861	$666
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	675	300
Deferred income tax expense	201	171
Depreciation	128	111
Stock based compensation	40	28
Loans originated for sale	(23,232)	(6,397)
Proceeds of loans sold	26,003	7,540
Proceeds from sale of other real estate owned	30	234
Loss on sale of other real estate owned	2	—
(Gain) on sale of investment securities	(66)	(149)
Amortization, net of accretion	265	168
(Increase) in interest receivable and other assets	(483)	(101)
(Decrease) in accrued interest, taxes, and other liabilities	(640)	(238)
Net cash provided by operating activities	3,784	2,333
Investing activities
(Increase) in loans made to customers	(27,078)	(11,662)
Purchases of premises and equipment	(90)	(63)
(Increase) in interest bearing balances with banks, net	(11,046)	(15,993)
Purchases of certificates of deposit in other banks	—	—
Maturities of certificates of deposit in other banks	246	16,094
Purchases of investment securities available-for-sale	(13,281)	(33,881)
Proceeds from sales, maturities and calls of securities
Available-for-sale	11,323	8,052
Proceeds from sales, maturities and calls of securities
held to maturity	—	—
Purchases of investment securities held-to-maturity	(535)	—
Purchase of bank owned life insurance	—	(1,200)
Net cash (used in) investing activities	(40,461)	(38,653)
Financing activities
Net increase in deposits	49,709	50,687
Net (decrease) in repurchase agreements	(10,930)	(3,641)
Proceeds from Federal Home Loan Bank borrowings	28,590	33,305
Principal payments on Federal Home Loan Bank borrowings	(28,647)	(51,985)
Net proceeds of stock offering	—	6,515
Dividends on preferred stock	21	—
Net cash provided by financing activities	38,701	34,881
Increase/(decrease) in cash and cash equivalents	2,024	(1,439)
Cash and cash equivalents - beginning of period	9,763	3,713
Cash and cash equivalents - end of period	$11,787	$2,274
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$1,218	$1,269
Income taxes	$—	$—
See accompanying notes to unaudited financial statements. 4

Index

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	March 31, 2012	March 31, 2011

Net Income	861	666

Other comprehensive income/(loss), net of tax:

Securities available for sale not other than temporarily impaired:
Gains/(losses) during the year	(123)	(208)
Income tax effect	(49)	(83)
		-
		-
Other comprehensive income	(74)	(125)

Comprehensive income	787	541

See accompanying notes to unaudited financial statements. 5

Index

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The consolidated balance sheet as of December 31, 2011 has been extracted from audited financial statements included in MVB’s 2011 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2011, Form 10-K filed with the Securities and Exchange Commission.

Note 2. - Loans

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012. Activity in the allowance is presented for the period ended March 31, 2012 (in thousands):

6

Index
			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/11	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(544)	—	—	(5)	—	(549)
Recoveries	—	—	1	1	—	2
Provision	626	30	(4)	22	1	675
ALL balance 3/31/12	$2,246	$396	$246	$273	$12	$3,173
Individually evaluated for impairment	$803	$16	$—	$100	$—	$919
Collectively evaluated for impairment	$1,443	$380	$246	$173	$12	$2,254

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/10	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(22)	(65)	(76)	(70)	(3)	(236)
Recoveries	—	—		10	—	10
Provision	222	49	3	25	1	300
ALL balance 3/31/11	$1,717	$444	$134	$239	$18	$2,552
Individually evaluated for impairment	$1,095	$135	$51	$—	$2	$1,283
Collectively evaluated for impairment	$622	$309	$83	$239	$16	$1,269

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

The following table summarizes the primary segments of the loan portfolio as of March 31, 2012 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

Mar. 31, 2012
Total Loans	$253,723	$117,445	$16,493	$12,111	$581	$400,353
Individually evaluated for impairment	$3,808	$76	$—	$140	$—	$4,024
Collectively evaluated for impairment	$249,915	$117,369	$16,493	$11,971	$581	$396,329

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2011
Total Loans	$231,357	$112,753	$15,930	$13,217	$565	$373,822
Individually evaluated for impairment	$393	$197	$262	$—	$4	$856
Collectively evaluated for impairment	$194,307	$71,489	$14,072	$12,830	$490	$293,188
7

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Mar. 31, 2012	Investment	Allowance	Investment	Investment	Balance

Commercial	$3,808	$803	$—	$3,808	$3,808
Residential	76	16	—	76	76
Home Equity	—	—	—	—	—
Installment	140	100	—	140	140
Credit Card	—	—	—	—	—
Total impaired loans	$4,024	$919	$—	$4,024	$4,024

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Dec 31, 2011	Investment	Allowance	Investment	Investment	Balance

Commercial	$2,597	$758	$—	$2,597	$2,597
Residential	76	10	—	76	76
Home Equity	9	9	—	9	9
Installment	140	100	—	140	140
Credit Card	—	—	—	—	—
Total impaired loans	$2,822	$877	$—	$2,822	$2,822

8

Index

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	March 31
	2012	2011
Average investment in impaired loans	$4,025	$1,390
Interest income recognized on an accrual basis on impaired loans	$40	$14

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2012 and December 31, 2011 (in thousands):

		Special
Mar. 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial	$240,648	$7,667	$1,600	$3,808	$253,723
Residential	115,384	1,572	489	—	117,445
Home Equity	16,323	95	75	—	16,493
Installment	11,733	231	7	140	12,111
Credit Card	581	—	—	—	581
Total	$384,669	$9,565	$2,171	$3,948	$400,353

		Special
Dec. 31, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial	$218,353	$7,752	$2,655	$2,597	$231,357
Residential	111,105	1,157	491	—	112,753
Home Equity	15,750	96	75	9	15,930
Installment	12,806	242	29	140	13,217
Credit Card	565	—	—	—	565
Total	$358,579	$9,247	$3,250	$2,746	$373,822
9

Index

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and December 31, 2011 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Mar. 31, 2012
Commercial	$247,803	$1,007	$73	$1,184	$2,264	$3,656	$253,723
Residential	116,858	105	324	82	511	76	117,445
Home Equity	16,281	138	—	74	212	—	16,493
Installment	11,640	183	123	18	324	147	12,111
Credit Card	581	—	—	—	—	—	581
Total	$393,163	$1,433	$520	$1,358	$3,311	$3,879	$400,353

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Dec 31, 2011
Commercial	$225,618	$448	2,836	$2	$3,286	$2,453	$231,357
Residential	111,022	1,593	—	62	1,655	76	112,753
Home Equity	15,846	—	84	—	84	—	15,930
Installment	12,888	138	26	2	166	163	13,217
Credit Card	565	—	—	—	—	—	565
Total	$365,939	$2,179	$2,946	66	$5,191	$2,692	$373,822

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

10

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

Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance.

The following table presents details related to loans identified as Troubled Debt Restructurings (TDRs) during the three months ended March 31, 2012:

New TDRs (1)
	For the Three Months Ended			For the Three Months Ended
	31 Mar-12			31 Mar-11
(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts
Commercial real estate:	-	-	-
Land and construction	-	-	-
Other			-
Total commercial real estate	-	-	-
Commercial and industrial	-	-	-
Residential real estate	-	-	-
Home equity	-	-	-
Consumer	-	-	-
Total	-	-	-

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

11

Index

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of March 31, 2012 and December 31, 2011, the Company had repurchase agreements of $66.9 million and $77.8 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2012 was approximately $117.1 million.

Borrowings from the FHLB were as follows:	Mar 31 2012	Dec 31 2011
(dollars in thousands)
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	829	851

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	627	631

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,290	1,301

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,063	1,068

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	892	896

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,010	1,015

Floating interest rate note, originating March 2003, due December 2011, interest of 0.00% payable monthly.	—	—

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	999	1,005

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

	$9,710	$9,767
12

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of March 31, 2012 and 2011 and interest expense of $22 and $20 for the periods ended March 31, 2012 and 2011.

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)
Year	Amount
2012	$185
2013	2,234
2014	1,257
2015	271
2016	1,353
Thereafter	8,534
$13,834
13

Index

Note 4 – Net Income Per Common Share

MVB determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2012 and 2011, stock options to purchase 172,880 and 148,423 shares at an average price of $15.63 and $15.13, respectively, were outstanding. For the three months ended March 31, 2012 and 2011, the dilutive effect of stock options was 50,057 and 36,141 shares, respectively.

Note 5 – Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this Update apply to all entities, both public and nonpublic. The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. This ASU did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU did not have a significant impact on the Company’s financial statements.

Index

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU did not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods of fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU did not have a significant impact on the Company’s financial statements.

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

Note 6 – Fair Value of Financial Instruments

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

The following table presents the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of March 30, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In Thousands)	March 30, 2012
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	—	101,017	—	101,017
Other Real Estate Owned	—	—	146	146
Impaired Loans	—	—	4,024	4,024

(In Thousands)	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	—	99,366	—	99,366
Other Real Estate Owned	—		176	176
Impaired Loans	—	—	2,822	2,822

The following summarizes the methods and significant assumptions used by the Company in estimating its fair value disclosures for financial instruments.

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2012:
Impaired loans	4,024	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)
Other real estate owned and repossessed assets	146	Appraisal of collateral (1),(3)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3) Includes qualitative adjustments by management and estimated liquidation expenses.

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

Index

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

			Fair Value Measurements at March 31, 2012
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	11,787	11,787	11,787	—	—
Interest bearing balances	20,995	20,995	20,995	—	—
Securities available-for-sale	101,017	101,017	—	101,017	—
Securities held-to-maturity	14,088	14,454	—	—	—
Loans	400,353	415,967	—	—	4,170
Loans held for sale	4,375	4,375
Accrued interest receivable	1,951	1,951	1,951	—	—
	$554,566	$570,546	34,733	101,017	4,170

Financial liabilities:
Deposits	$440,254	$444,657	444,657	—	—
Repurchase agreements	66,905	66,905	66,905	—	—
FHLB and other Borrowings	9,710	9,846	9,846	—	—
Accrued interest payable	340	340	340	—	—
Long-term debt	4,124	4,124	4,124	—	—
	$521,333	$525,872	$525,872	—	—

	December 31, 2011
(Dollars in thousands)	Carrying Value	Estimated Fair Value

Financial assets:
Cash and due from banks	$9,763	$9,763
Interest bearing balances	10,196	10,216
Securities available-for-sale	99,366	99,366
Securities held-to-maturity	13,568	14,144
Loans	373,822	388,027
Accrued interest receivable	1,582	1,582
	$508,297	$523,098
Financial liabilities:
Deposits	$390,545	$400,894
Repurchase agreements	77,835	77,861
FHLB and other Borrowings	9,767	11,027
Accrued interest payable	341	341
Long-term debt	4,124	4,124
	$482,612	$494,247

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

Note 7 – Investments

Amortized cost and approximate fair values of investment securities held-to-maturity at March 31, 2012, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$14,088	$511	$(29)	$14,570

	$14,088	$511	$(29)	$14,570

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2011, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$13,568	$587	$(11)	$14,144
U.S. Agency securities	—	—	—	—
	$13,568	$587	$(11)	$14,144

Amortized cost and approximate fair values of investment securities available-for-sale at March 31, 2012 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$54,136	$642	$(102)	$54,676
Mortgage-backed securities	46,123	170	(76)	46,217
Other securities	124	—	—	124
	$100,383	$812	$(178)	$101,017

Index

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2011 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$51,165	$710	$(1)	$51,874
Mortgage-backed securities	47,319	198	(149)	47,368
Other securities	124	—	—	124
	$98,608	$908	$(150)	99,366

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	March 31, 2012
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$115	$115	$—	$—
After one year, but within five	—	—	34,015	34,655
After five years, but within ten	5,199	5,446	34,582	34,440
After ten Years	8,774	9,009	31,786	31,922
Total	$14,088	$14,570	$100,383	$101,017

The Company's investment portfolio includes securities that are in an unrealized loss position as of March 31, 2012, the details of which are included in the following table. Although these securities, if sold at March 31, 2012 would result in a pretax loss of $207, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2012, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At March 31, 2012, total temporary impairment totaled $207.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(4)	$11,918	$(102)	$—	$—
Mortgage-backed securities(6) (11)	14,493	(76)	—	—
Municipal securities(7)	2,134	(29)	—	—
	$28,545	$(207)	$—	$—

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

At March 31, 2012 and 2011 and for the Three Months Ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
Net income to:
Average assets	.62%	.63%
Average stockholders’ equity	7.15	7.62
Net interest margin	3.18	3.14

Average stockholders’ equity to average assets	8.68	8.34
Total loans to total deposits (end of period)	90.94	87.00
Allowance for loan losses to total loans (end of period)	0.79	0.84
Efficiency ratio	64.24	66.97
Capital ratios:
Tier 1 capital ratio	14.07	14.66
Risk-based capital ratio	14.93	15.57
Leverage ratio	9.42	9.81
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$17.92	$16.94
Market value per share (end of period)*	22.00	20.00
Basic earnings per share	.38	.33
Diluted earnings per share	.38	.32

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2011 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2012, MVB earned $861 compared to $666 in the first quarter of 2011. Net interest income increased by $1.0 million, other income increased by $414 and other expenses increased by $824. The increase in net interest income was driven mainly by the continued growth of the MVB balance sheet, with $95.7 million in average loan growth. Also contributing to the increase in net interest income was an increase in interest expense of only $13, despite an increase in average interest bearing liabilities of $122.1 million. This represented a decreased cost of funds of 37 basis points. The increase in other income was mainly the result of an an increase in income on loans held for sale of $338 as a result of additional volume that MVB was able to produce with increased staffing in this area, specifically the Morgantown, WV office opened during the second quarter of 2011. The increase in other operating expenses was principally the result of increased salaries expense of $534, with the addition of the Morgantown office as well as additions in the areas of human resources, information technology, credit and additional staff at MVB’s new Operations Center, as well as increases for existing staff. Occupancy, Equipment and depreciation costs increased $91, the result of the additions of the Morgantown office and the Operations Center. Data processing costs increased $52 due to increased volume and increased usage of products available to save time and better automate processes. Legal fees increased $52 as a result of the final settlement of lawsuit began in 2011 when the Morgantown office was opened. Other operating expenses increased by $68, mainly the result of the following: increased training expenses of $28, directors fees of $13, telephone of $12, travel and entertainment of $9 and collections expense of $6.

Loan loss provisions of $675 and $300 were made for the quarters ended March 31, 2012 and 2011, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. MVB charged off $549,000 in loans during the first quarter of 2012 versus $236,000 for the same time period in 2011. This combined with loan growth of $15.1 million more during the first quarter of 2012 versus the first quarter of 2011 is the reason for the $375,000 increase.

Non-interest income for the quarters ended March 31, 2012 and 2011 totaled $1.0 million and $620, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $161 at March 31, 2012, an increase of $31 from the prior year despite significant changes in the regulatory environment and income on loans held for sale which totaled $430, an increase of $338 over the first quarter of 2011, the result of the increased volume from existing lenders as well as the addition of the Morgantown location.

Non-interest expense for the quarters ended March 31, 2012 and 2011 totaled $3.3 million and $2.5 million, respectively. The most significant increases were as discussed above.

Index

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2012 and 2011 was 3.18% and 3.14% respectively. The 4 basis point improvement in MVB’s net interest margin for the quarter ended March 31, 2012 was the result of the following: a 37 basis point reduction in the cost of funds, mainly in the CD portfolio and in MMDA balances. While MVB’s yield on total loans declined by 36 basis points, the bank was able to grow average loan balances by $95.7 million, which enabled an increase in net interest income of $1.0 million. A decline in MVB’s average non interest bearing balances of $948,000 decreased the impact of non interest bearing funds on the margin by 9 basis points.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Index

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$3,298	$1	0.12%	$16,875	$8	0.19%
Certificates of deposit in other banks	9,886	57	2.31	7,726	28	1.45
Investment securities	113,791	546	1.92	73,046	405	2.22
Loans:
Commercial	237,015	2,992	5.05	187,209	2,450	5.23
Tax exempt	17,226	186	4.32	14,167	148	4.18
Real estate	129,451	1,392	4.30	85,821	1,058	4.93
Consumer	13,292	205	6.17	14,050	241	6.86
Total loans	396,984	4,775	4.81	301,247	3,897	5.17

Total earning assets	523,959	5,379	4.11	398,894	4,338	4.35
Cash and due from banks	10,874			2,721
Other assets	20,214			17,460
Total assets	$555,047			$419,075

Liabilities
Deposits:
Non-interest bearing demand	$40,932	$—%		$41,880	$—%

NOW	180,107	424	0.94	111,866	306	1.09
Money market checking	33,570	43	0.51	38,498	94	0.98
Savings	21,202	30	0.57	11,707	9	0.31
IRAs	9,739	63	2.59	10,259	73	2.85
CDs	132,559	405	1.22	105,407	473	1.79
Repurchase agreements & FFS	66,256	114	0.69	45,052	109	0.97
FHLB and other borrowings	14,353	116	3.23	12,916	120	3.72
Long-term debt	4,124	22	2.13	4,124	20	1.94
Total interest-bearing liabilities	461,910	1,217	1.05	339,829	1,204	1.42

Other liabilities	4,034			2,419
Total liabilities	506,876			384,128

Stockholders’ equity
Preferred stock	8,500			—
Common stock	2,235			2,080
Paid-in capital	32,620			30,087
Treasury Stock	(1,084)			(1,006)
Retained earnings	6,596			4,155
Accumulated other comprehensive income	(696)			(369)
Total stockholders’ equity	48,171			34,947
Total liabilities and stockholders’ equity	$555,047			$419,075

Net interest spread			3.05			2.93
Impact of non-interest bearing funds on margin			.12			.21
Net interest income-margin		$4,162	3.18%		$2,823	3.14
25

Index

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $1.0 million in the first quarter of 2012 compared to $620 in the first quarter of 2011. This increase of $414 is mainly the result of an increase in income in loans held for sale of $338 and increased other operating income of $82 as a result of increased underwriting and title income.

Service charges on deposit accounts continue to be the core of MVB’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the first quarter of 2012, non-interest expense totaled $3.3 million compared to $2.5 million in the first quarter of 2011. MVB’s efficiency ratio was 64.24% for the first quarter of 2012 compared to 66.97% for the first quarter of 2011. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. The increased efficiency ratio is the result of the increased net interest income and increased income from the sale of loans held for sale during the first quarter of 2012.

Salaries and benefits totaled $1.9 million for the quarter ended March 31, 2012 compared to $1.4 million for the quarter ended March 31, 2011. This $534 increase in salaries and benefits is mainly the result of the addition of the Morgantown location, as well as additions in the information technology, human resource, credit and secondary market areas of the bank along with increases to existing employees. MVB had 128 full-time equivalent personnel at March 31, 2012 compared to 85 full-time equivalent personnel as of March 31, 2011. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2012 and 2011, occupancy expense totaled $204 and $143, respectively. This $61 increase is the result of the addition of the Morgantown office and the Operations Center.

Other operating expense totaled $342 in the first quarter of 2012 compared to $274 in the first quarter of 2011. The largest items relating to this increase were in the areas of training, directors’ fees, telephone, travel and entertainment and collections.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .62% and 7.15% for the first quarter of 2012 compared to .63% and 7.62% in the first quarter of 2011.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2012 compared to 2011. The most significant areas of change between the quarters ended March 31, 2012 and March 31, 2011 were as follows: investment securities increased from an average balance of $73.0 million to an average balance of $113.8 million, loans increased to an average balance of $397.0 million from $301.2 million, interest-bearing liabilities grew to an average balance of $461.9 million from $339.8 million and stockholders’ equity grew by $13.2 million to an average of $48.2 million. These trends reflect the continued growth of MVB in the investment, loan, deposit and capital areas.

Total assets at March 31, 2012 were $572.4 million or an increase of $38.9 million since December 31, 2011. The greatest areas of increase were $26.5 million in loan growth and $11.0 million in interest bearing balances.

Index

Deposits totaled $440.2 million at March 31, 2012 or an increase of $49.7 million since December 31, 2011. $15.7 million of this increase is the result of CDARS balances and $15.2 million is the result of increased public funds balances. Other areas of significant deposit growth are as follows: broker buster checking accounts increased $12.0 million, non interest bearing checking increased $5.4 million and savings and NOW increased $3.7million.

Repurchase agreements totaled $66.9 million and have declined by $10.9 million since December 31, 2011.

Stockholders’ equity has increased approximately $806,000 from December 31, 2011 due to earnings for the three months ended March 31, 2012 of $861,000 and other comprehensive loss of $74,000, the result in the decline in value of the investment portfolio, as well as the fact that some small gains were taken during the quarter.

Cash and Cash Equivalents

Cash and cash equivalents totaled $11.8 million as of March 31, 2012 compared to $9.8 million as of December 31, 2011.

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

Investment Securities

Investment securities totaled $115.1 million as of March 31, 2012 and $112.9 million as of December 31, 2011. Government sponsored agency securities comprise the majority of the portfolio.

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

Index

Loan Concentration

At March 31, 2012, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $440.2 million at March 31, 2012.

Non interest bearing deposits remain a core funding source for MVB. At March 31, 2012, non-interest bearing deposits totaled $44.0 million compared to $38.6 million at December 31, 2011. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $396.2 million at March 31, 2012 compared to $351.9 million at December 31, 2011. Average interest-bearing liabilities totaled $461.9 million during the first quarter of 2012 compared to $339.8 million for the first quarter of 2011. Average non-interest bearing demand deposits totaled $40.9 million for the first quarter of 2012 compared to $41.9 million for the first quarter of 2011. Management will continue to emphasize deposit gathering in 2012 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2012, repurchase agreements totaled $66.9 million compared to $77.8 million at December 31, 2011. In addition to the aforementioned funds alternatives, MVB has access to more than $117.1 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and in particular in the five counties MVB focuses in is better than the national climate. Unemployment in the United States was 8.7% in February 2012 and 9.5% in February 2011. The unemployment levels in the five counties MVB operates in were as follows: Berkeley County unemployment was 8.8% in February 2012, compared to 10.0% in February 2011. Harrison County’s unemployment rate for February 2012 was 6.8% versus 8.7% in February 2011. Jefferson County’s unemployment rate improved from 7.6% in February 2011 to 5.9% in February 2012 and Marion County’s unemployment rate decreased from 8.5% in February of 2011 to 6.6% in February of 2012. Monongalia County’s unemployment rate decreased from 6.2% in February of 2011 to 5.2% in February of 2012. The numbers from all five counties continue to be significantly better than the national numbers.

MVB’s nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 1.10% in March of 2012 versus 0.66% in March of 2011 and charge offs to total loans were .13% and 0.08% for each period respectively. MVB continues to closely monitor economic and delinquency trends.

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

On September 8, 2011, MVB received $8.5 million in Small Business Lending Fund (SBLF) capital. MVB issued 8,500 shares of $1,000 per share preferred stock, with dividends payable quarterly in arrears on January 1, April 1, July 1 and October 1 each year. At the time of receipt of the SBLF money, MVB’s loan production qualified it for the lowest dividend possible at 1%. MVB may continue to utilize the SBLF capital for a period of four and one half years at the 1% dividend rate so long as loan growth continues to support the reduced rate.

At March 31, 2012, accumulated other comprehensive (loss) totaled $(816) compared to $(742) at December 31, 2011.

Treasury stock shares totaled 51,077 shares.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2011 Form 10-K. At March 31, 2012, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2012 and December 31, 2011 was $44.9 million and $47.0 million, respectively.

Market Risk

There have been no material changes in market risks faced by MVB since December 31, 2011. For information regarding MVB’s market risk, refer to MVB’s Annual Report to Shareholders for the year ended December 31, 2011.

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

Index

Future Outlook

The bank’s results of operations in the first quarter of 2012 are an improvement over the first quarter of 2011 mainly due to the improvement in net interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2012, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

May 14, 2012	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer

