Form 10-Q
period 2012-06-30
MVB FINANCIAL CORP
filed 2012-08-14
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 14, 2012, the number of shares outstanding of the issuer’s only class of common stock was 2,246,838.

MVB Financial Corp.
Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-22 of this report.

Consolidated Balance Sheets at June 30, 2012 and December 31, 2011
Consolidated Statements of Income for the Six and Three Months ended June 30, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Six Months and Three ended June 30, 2012 and 2011
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 23-34 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1.a.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

1

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	June 30	December 31
	2012	2011
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$12,017	$9,763
Interest bearing balances	8,797	278
Certificates of deposits in other banks	9,427	9,918
Investment securities:
Securities held-to-maturity, at amortized cost	16,506	13,568
Securities available-for-sale, at fair value	94,830	99,366

Loans:	424,089	373,822
Less: Allowance for loan losses	(3,480)	(3,045)
Net loans	420,609	370,777
Loans held for sale	2,647	7,147
Bank premises, furniture and equipment, net Bank owned life insurance	7,828 8,231	7,782 8,076
Accrued interest receivable and other assets	7,303	6,806
Total assets	$588,195	$533,481
Liabilities
Deposits
Non-interest bearing	$47,322	$38,632
Interest bearing	410,418	351,913
Total deposits	457,740	390,545

Accrued interest, taxes and other liabilities	2,676	3,478
Repurchase agreements	64,320	77,835
Federal Home Loan Bank and other borrowings	9,652	9,767
Long-term debt	4,124	4,124
Total liabilities	538,512	485,749

Stockholders’ equity
Preferred stock, $1,000 par value, 8,500 shares authorized and issued	8,500	8,500
Common stock, $1 par value, 4,000,000 authorized, 2,246,838 and 2,234,767 issued, respectively	2,247	2,235
Additional paid-in capital	32,936	32,603
Treasury stock, 51,077 shares	(1,084)	(1,084)
Retained earnings	7,651	6,220
Accumulated other comprehensive (loss)	(567)	(742)
Total stockholders’ equity	49,683	47,732
Total liabilities and stockholders’ equity	$588,195	$533,481
See accompanying notes to unaudited financial statements. 2

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$9,223	$7,737	$4,635	$3,987
Interest on deposits with other banks	109	49	51	13
Interest on investment securities – taxable	833	708	407	364
Interest on tax exempt loans and securities	625	414	318	206
Total interest income	10,790	8,908	5,411	4,570

Interest expense
Deposits	1,919	1,940	954	985
Repurchase agreements	243	233	129	124
FHLB and other borrowings	238	235	122	114
Long-term debt	44	40	22	20
Total interest expense	2,444	2,448	1,227	1,243
Net interest income	8,346	6,460	4,184	3,327
Provision for loan losses	1,350	630	675	330
Net interest income after provision for loan losses	6,996	5,830	3,509	2,997

Other income
Service charges on deposit accounts	339	293	178	163
Income on bank owned life insurance	156	128	78	81
Visa debit card income	225	203	114	107
Income on loans held for sale	1,068	273	638	180
Other operating income	446	231	258	126
Gain on sale of securities	73	356	7	207
Total other income	2,307	1,484	1,273	864

Other expense
Salary and employee benefits	4,119	3,091	2,163	1,669
Occupancy expense	413	315	209	173
Equipment expense	333	287	177	161
Data processing	217	105	129	69
Visa debit card expense	185	161	94	84
Advertising	349	162	182	87
Legal and accounting fees	184	141	68	77
Printing, stationery and supplies	91	85	57	48
Consulting fees	224	199	111	107
FDIC insurance	81	243	54	124
Other taxes	90	86	46	37
Other operating expenses	728	626	386	352
Total other expense	7,014	5,501	3,676	2,988
Income before income taxes	2,289	1,813	1,106	873
Income tax expense	611	511	289	237
Net income	$1,678	$1,302	$817	$636

Preferred stock dividends	94	—	21	—
Net Income available to common shareholders	1,584	1,302	796	636

Basic earnings per common share	$0.73	$0.62	$0.34	$0.29
Diluted earnings per common share	$0.71	$0.61	$0.33	$0.29
Basic weighted average shares outstanding	2,184,950	2,110,474	2,186,210	2,187,549
Diluted weighted average shares outstanding	2,235,007	2,146,615	2,236,267	2,223,690

See accompanying notes to unaudited financial statements. 3

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)	Six Months Ended
	June 30	June 30
	2012	2011
Operating activities
Net income	$1,678	$1,302
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	630
Deferred income tax expense	44	106
Depreciation	260	224
Stock based compensation	79	57
Loans originated for sale	(50,067)	(18,489)
Proceeds of loans sold	54,567	18,286
Proceeds from sale of other real estate owned	30	312
Loss on sale of other real estate owned	2	—
(Gain) on sale of investment securities	(73)	(356)
Amortization, net of accretion	539	367
(Increase) in interest receivable and other assets	(843)	(217)
(Decrease) in accrued interest, taxes, and other liabilities	(802)	(368)
Net cash provided by operating activities	6,764	1,854
Investing activities
(Increase) in loans made to customers	(51,182)	(35,898)
Purchases of premises and equipment	(306)	(181)
(Increase)/decrease in interest bearing balances with banks, net	(8,519)	5,778
Maturities of certificates of deposit in other banks	491	17,734
Purchases of investment securities available-for-sale	(27,244)	(106,497)
Proceeds from sales, maturities and calls of securities
available-for-sale	31,604	93,053
Proceeds from sales, maturities and calls of securities
held to maturity	—	1,000
Purchases of investment securities held-to-maturity	(2,938)	—
Purchase of bank owned life insurance	—	(1,200)
Net cash (used in) investing activities	(58,094)	(26,211)
Financing activities
Net increase in deposits	67,195	48,493
Net (decrease)/increase in repurchase agreements	(13,515)	2,599
Proceeds from Federal Home Loan Bank borrowings	56,495	47,201
Principal payments on Federal Home Loan Bank borrowings	(56,610)	(65,936)
Net proceeds of dividend reinvestment plan/stock offering	266	6,500
Cash dividend	(153)	—
Dividends on preferred stock	(94)	—
Net cash provided by financing activities	53,584	38,857
Increase in cash and cash equivalents	2,254	14,500
Cash and cash equivalents - beginning of period	9,763	3,713
Cash and cash equivalents - end of period	$12,017	$18,213
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$2,412	$2,531
Income taxes	$527	$467
See accompanying notes to unaudited financial statements. 4

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)(Dollars in thousands)

	June 30, 2012	June 30, 2011

Net Income	1,678	1,302

Other comprehensive income/(loss), net of tax:

Securities available for sale not other than temporarily impaired:
Gains during the year	290	410
Income tax effect	(116)	(164)

		—
		—

Other comprehensive income	174	246

Comprehensive income	1,852	1,548

See accompanying notes to unaudited financial statements. 5

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six and three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2. - Loans

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2012. Activity in the allowance is presented for the period ended June 30, 2012 (in thousands):

6

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/11	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(916)	-	(9)	(6)	-	(931)
Recoveries	2	-	2	12	-	16
Provision	1,303	53	(1)	(14)	9	1,350
ALL balance 6/30/12	$2,553	$419	$241	$247	$20	$3,480
Individually evaluated for impairment	$683	$16	$—	$24	$—	$723
Collectively evaluated for impairment	$1,870	$403	$241	$223	$20	$2,757

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/10	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(57)	(289)	(114)	(29)	(3)	(492)
Recoveries	4	—	10	16	—	30
Provision	432	190	41	(36)	3	630
ALL balance 6/30/11	$1,896	$361	$144	$225	$20	$2,646
Individually evaluated for impairment	$1,313	$33	$35	$13	$3	$1,397
Collectively evaluated for impairment	$583	$328	$109	$212	$17	$1,249

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

The following table summarizes the primary segments of the loan portfolio as of June 30, 2012 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
June 30, 2012
Total Loans	$270,839	$122,897	$16,815	$12,947	$591	$424,089
Individually evaluated for impairment	$3,466	$76	$—	$32	$—	$3,574
Collectively evaluated for impairment	$267,373	$122,821	$16,815	$12,915	$591	$420,515
7

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
December 31, 2011
Total Loans	$231,357	$112,753	$15,930	$13,217	$565	$373,822
Individually evaluated for impairment	$393	$197	$262	$—	$4	$856
Collectively evaluated for impairment	$194,307	$71,489	$14,072	$12,830	$490	$293,188

8

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2012	Investment	Allowance	Investment	Investment	Balance

Commercial	$3,466	$683	$—	$3,466	$3,466
Residential	76	16	—	76	76
Home Equity	—	—	—	—	—
Installment	32	24	—	32	32
Credit Card	—	—	—	—	—
Total impaired loans	$3,574	$723	$—	$3,574	$3,574

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
9

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Six Months		Three Months
	June 30		June 30
	2012	2011	2012	2011
Average investment in impaired loans	$3,799	$361	$3,573	$875
Interest income recognized on an accrual basis on impaired loans	$81	$15	$71	$18

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2012 and December 31, 2011 (in thousands):

		Special
June 30, 2012	Pass	Mention	Substandard	Doubtful	Total

Commercial	$257,160	$8,624	$1,589	$3,466	$270,839
Residential	120,391	2,018	488	—	122,897
Home Equity	16,579	236	—	—	16,815
Installment	12,586	328	33	—	12,947
Credit Card	583	—	8	—	591
Total	$407,299	$11,206	$2,118	$3,466	$424,089

		Special
Dec. 31, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial	$218,353	$7,752	$2,655	$2,597	$231,357
Residential	111,105	1,157	491	—	112,753
Home Equity	15,750	96	75	9	15,930
Installment	12,806	242	29	140	13,217
Credit Card	565	—	—	—	565
Total	$358,579	$9,247	$3,250	$2,746	$373,822
10

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and December 31, 2011 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
June 30, 2012
Commercial	$264,545	$1,655	$1,041	$127	$2,823	$3,471	$270,839
Residential	122,367	382	72	—	454	76	122,897
Home Equity	16,805	10	—	—	10	—	16,815
Installment	12,841	54	13	10	77	29	12,947
Credit Card	591	—	—	—	—	—	591
Total	$417,149	$2,101	$1,126	$137	$3,364	$3,576	$424,089

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Dec 31, 2011
Commercial	$225,618	$448	2,836	$2	$3,286	$2,453	$231,357
Residential	111,022	1,593	—	62	1,655	76	112,753
Home Equity	15,846	—	84	—	84	—	15,930
Installment	12,888	138	26	2	166	163	13,217
Credit Card	565	—	—	—	—	—	565
Total	$365,939	$2,179	$2,946	66	$5,191	$2,692	$373,822

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

11

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

Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance.

The following table presents details related to loans identified as Troubled Debt Restructurings (TDRs) during the three months ended June 30, 2012:

	New TDRs (1)
	For the Six Months Ended			For the Period Ended
	30-Jun-12			31-Dec-11
(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	—	—	—	—	—	—
Land and construction	1	908	898	—	—	—
Other	—	1	103	103
Total commercial real estate	1	908	898	1	103	103
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	1	415	415
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	908	898	2	518	518

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.
12

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of June 30, 2012 and December 31, 2011, the Company had repurchase agreements of $64.3 million and $77.8 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at June 30, 2012 was approximately $152.9 million.

Borrowings from the FHLB were as follows:	June 30 2012	Dec 31 2011
(dollars in thousands)
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	807	851

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	623	631

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,280	1,301

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,057	1,068

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	888	896

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,005	1,015

Floating interest rate note, originating March 2003, due December 2011, interest of 0.00% payable monthly.	—	—

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	992	1,005

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

	$9,652	$9,767
13

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of June 30, 2012 and 2011 and interest expense of $44 and $40 for the periods ended June 30, 2012 and 2011.

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)

Year	Amount
2012	$127
2013	2,234
2014	1,257
2015	271
2016	1,353
Thereafter	8,534
$13,776

Note 4 – Net Income Per Common Share

MVB determines basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2012 and 2011, stock options to purchase 172,880 and 148,423 shares at an average price of $15.63 and $15.13, respectively, were outstanding. For the three months ended June 30, 2012 and 2011, the dilutive effect of stock options was 50,057 and 36,141 shares, respectively.

Note 5 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 6.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statements of Comprehensive Income.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has provided the necessary disclosure in Statement of Comprehensive Income.

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

The following table presents the assets and liabilities reported on the consolidated balance sheets at their fair value as of June 30, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All measurements are made on a recurring basis, with the exception of other real estate and impaired loans, which are measured on a non-recurring basis.

(In Thousands)	June 30, 2012
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	—	94,830	—	94,830
Other Real Estate Owned	—	—	142	142
Impaired Loans	—	—	3,574	3,574

(In Thousands)	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	—	99,366	—	99,366
Other Real Estate Owned	—		176	176
Impaired Loans	—	—	2,822	2,822

The following table presents additional quantitative information about assets measure at fair value on a non-recurring basis and for which MVB has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2012:
Impaired loans	3,574	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)
Other real estate owned and repossessed assets	142	Appraisal of collateral (1),(3)

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

Loans held for sale: Estimated fair values of loans held for sale approximate their fair values.

Bank Owned Life Insurance: Estimated fair values of bank owned life insurance approximate the cash surrender value of the policies.

Accrued interest receivable and payable: The carrying values of accrued interest receivable and payable approximate their estimated fair values.

Repurchase Agreements: The fair values of repurchase agreements approximate their carrying values.

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

FHLB and other borrowings: The fair values of FHLB and other borrowings are based upon rates currently available for borrowings with similar terms and maturities.

Long-term debt: The fair value of long-term debt approximates its fair value.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

			Fair Value Measurements at June 30, 2012
(Dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and due from banks	$12,017	$12,017	$12,017	$—	$—
Interest bearing balances and CDs	18,224	18,224	18,224	—	—
Securities available-for-sale	94,830	94,830	—	94,830	—
Securities held-to-maturity	16,506	17,248	—	17,248	—
Loans	424,089	438,508			438,508
Loans held for sale	2,647	2,647	—	—	2,647
Bank owned life insurance	8,231	8,231	8,231	—	—
Accrued interest receivable	1,969	1,969	1,969	—	—
	$578,513	$593,674	40,441	112,078	441,155

Financial liabilities:
Deposits	$457,740	$462,317	462,317	—	—
Repurchase agreements	64,320	64,320	64,320	—	—
FHLB and other Borrowings	9,652	10,781	10,781	—	—
Accrued interest payable	383	383	383	—	—
Long-term debt	4,124	4,124	4,124	—	—
	$536,219	$541,925	$541,925	—	—

	December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value

Financial assets:
Cash and due from banks	$9,763	$9,763
Interest bearing balances	10,196	10,216
Securities available-for-sale	99,366	99,366
Securities held-to-maturity	13,568	14,144
Loans	373,822	388,027
Loans held for sale	7,147	7,147
Bank owned life insurance	8,076	8,076
Accrued interest receivable	1,582	1,582
	$523,520	$538,321
Financial liabilities:
Deposits	$390,545	$400,894
Repurchase agreements	77,835	77,861
FHLB and other Borrowings	9,767	11,027
Accrued interest payable	341	341
Long-term debt	4,124	4,124
	$482,612	$494,247

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

Note 7 – Investments

Amortized cost and approximate fair values of investment securities held-to-maturity at June 30, 2012, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$16,506	$751	$(9)	$17,248

	$16,506	$751	$(9)	$17,248

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2011, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$13,568	$587	$(11)	$14,144
U.S. Agency securities	—	—	—	—
	$13,568	$587	$(11)	$14,144

Amortized cost and approximate fair values of investment securities available-for-sale at June 30, 2012 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$41,208	$710	$(4)	$41,914
Mortgage-backed securities	52,450	361	(19)	52,792
Other securities	124	—	—	124
	$93,782	$1,071	$(23)	$94,830

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2011 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$51,165	$710	$(1)	$51,874
Mortgage-backed securities	47,319	198	(149)	47,368
Other securities	124	—	—	124
	$98,608	$908	$(150)	99,366

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	June 30, 2012
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$115	$115	$—	$—
After one year, but within five	—	—	28,905	29,558
After five years, but within ten	5,957	6,326	30,858	31,018
After ten Years	10,434	10,807	34,019	34,254
Total	$16,506	$17,248	$93,782	$94,830

The Company's investment portfolio includes securities that are in an unrealized loss position as of June 30, 2012, the details of which are included in the following table. Although these securities, if sold at June 30, 2012 would result in a pretax loss of $32, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2012, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At June 30, 2012 and December 31, 2011, total temporary impairment totaled $32 and $161, respectively.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(1)	$3,038	$(4)	$—	$—
Mortgage-backed securities(3) (11)	5,905	(19)	—	—
Municipal securities(4)	1,279	(9)	—	—
	$10,222	$(32)	$—	$—

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(1)	$4,999	$(1)	$—	$—
Mortgage-backed securities (16)	31,073	(128)	3,124	(21)
Municipal securities(3)	936	(11)	—	—
	$37,008	$(140)	$3,124	$(21)

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

At June 30, 2012 and 2011 and for the Six and Three Months Ended June 30, 2012 and 2011:

	Six Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011
Net income to:
Average assets	.60%	.60%	.57%	.57%
Average stockholders’ equity	6.97	7.06	6.71	7.62
Net interest margin	3.14	3.13	3.11	3.10

Average stockholders’ equity to average assets	8.58	8.48	8.30	8.50
Total loans to total deposits (end of period)	92.65	94.43	92.65	94.43
Allowance for loan losses to total loans (end of period)	0.82	0.80	0.82	0.80
Efficiency ratio	65.84	69.25	67.36	71.30
Capital ratios:
Tier 1 capital ratio	13.65	13.84	13.65	13.84
Risk-based capital ratio	14.55	14.73	14.55	14.73
Leverage ratio	9.34	9.28	9.34	9.28
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per common share (end of period)	$18.33	$17.39	$18.33	$17.39
Market value per common share (end of period)*	22.50	20.00	22.50	20.00
Basic earnings per common share	.73	.62	.34	.29
Diluted earnings per common share	.71	.61	.33	.29

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

The most significant accounting policies followed by MVB are presented in Note 1 to the audited consolidated financial statements included in MVB’s 2011 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of estimated future cash flows, estimated losses in pools of homogeneous loans based on historical loss experience of peer banks, estimated losses on specific commercial credits, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements in MVB’s 10-K describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-Q.

Results of Operations (dollars in thousands)

Overview of the Statement of Income

For the quarter ended June 30, 2012, MVB earned $817 compared to $636 in the second quarter of 2011. Net interest income increased by $857, other income increased by $409 and other expenses increased by $688. The increase in net interest income was driven mainly by the continued growth of the MVB balance sheet, with $91.5 million in average loan growth. Also contributing to the increase in net interest income was a decrease in interest expense of $16, despite an increase in average interest bearing liabilities of $98.1 million. This represented a decreased cost of funds of 29 basis points. The increase in other income was mainly the result of an increase in income on loans held for sale of $458 as a result of additional volume that MVB was able to produce with increased staffing in this area, specifically the Morgantown, WV office opened during the second quarter of 2011. The increase in other operating expenses was principally the result of increased salaries expense of $494, with the addition of the Morgantown office as well as additions in the areas of human resources, information technology, credit and additional staff at MVB’s new Operations Center, as well as increases for existing staff. Occupancy, Equipment and depreciation costs increased $52, the result of the additions of the Morgantown office and the Operations Center. Data processing costs increased $60 due to increased volume and increased usage of products available to save time and better automate processes. Advertising expense increased by $95 as MVB focused on the marketing of rewards checking.

Loan loss provisions of $675 and $330 were made for the quarters ended June 30, 2012 and 2011, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. Continued strong loan demand was the driver of the increased provision.

Non-interest income for the quarters ended June 30, 2012 and 2011 totaled $1.3 million and $864, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $178 at June 30, 2012, an increase of $15 from the prior year despite significant changes in the regulatory environment and income on loans held for sale which totaled $638, an increase of $458 over the second quarter of 2011, the result of the increased volume from existing lenders as well as the addition of the Morgantown location.

Non-interest expense for the quarters ended June 30, 2012 and 2011 totaled $3.7 million and $3.0 million, respectively. The most significant increases were as discussed above.

For the six months ended June 30, 2011 MVB earned $1.7 million compared to $1.3 million for the same time period in 2011. This $376 increase is mainly the result of balance sheet growth in the areas of loans and investments as discussed above, resulting in an increase in net interest income after provision for loan losses of $1.2 million for the first six months of 2012. MVB’s other income increased $823, mainly the result of an increase in income on loans held for sale of $795 and total other expenses increased by $1.5 million, mainly in the areas of salaries, other expense, advertising, occupancy and data processing. Loan loss provisions of $1.3 million and $630 were made for the six months ended June 30, 2012 and 2011, respectively. This increase of $720 was due to continued strong loan demand.

Non-interest income for the six months ended June 30, 2012 and 2011 totaled $2.3 million and $1.5 million, respectively. This $823 increase was primarily the result of income from the sale of loans into the secondary market increasing by $795.

Non-interest expense for the six months ended June 30, 2012 and 2011 totaled $7.0 million and $5.5 million. The largest drivers of this $1.5 million increase were in the areas of salaries, other expenses, advertising, occupancy and data processing.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2012 and 2011 was 3.11% and 3.10% respectively. Cost of funds continues to decline, especially in the time deposit area. MVB has been very successful in gathering deposits through the offering of a higher rate NOW account called the broker buster account, as well as through retail rewards checking. Loan yields dropped by 49 basis points as a result of increased competition for high quality credits.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$3,744	$4	0.53%	$17,266	$10	0.23%
Certificates of deposit in other banks	9,524	47	1.97	793	3	1.51
Investment securities	114,585	541	1.88	91,354	423	1.85
Loans:
Commercial	244,888	3,001	4.90	199,260	2,633	5.29
Tax exempt	17,149	185	4.32	13,863	145	4.18
Consumer	13,384	196	5.86	13,357	213	6.38
Real estate	135,501	1,437	4.24	92,939	1,143	4.92
Total loans	410,922	4,819	4.69	319,419	4,134	5.18

Total earning assets	538,805	5,411	4.02	428,832	4,570	4.26
Cash and due from banks	9,881			2,264
Other assets	19,972			18,870
Total assets	$568,658			$449,966

Liabilities
Deposits:
Non-interest bearing demand	$43,557	$—	—%	$34,103	$—	—%

NOW	180,925	421	0.93	136,047	330	0.97
Money market checking	33,552	42	0.50	38,414	92	0.96
Savings	22,866	33	0.58	13,105	13	0.40
IRAs	9,797	59	2.41	9,950	71	2.85
CDs	135,538	398	1.17	109,697	478	1.74
Repurchase agreements & FFS	69,236	129	0.75	53,842	124	0.92
FHLB and other borrowings	17,300	122	2.82	10,026	115	4.59
Long-term debt	4,124	22	2.13	4,124	20	1.94
Total interest-bearing liabilities	473,338	1,227	1.04	375,205	1,243	1.33

Other liabilities	3,073			2,398
Total liabilities	519,968			411,706

Stockholders’ equity
Preferred stock	8,500			—
Common stock	2,237			2,235
Paid-in capital	32,704			32,401
Treasury Stock	(1,084)			(1,006)
Retained earnings	7,047			5,014
Accumulated other comprehensive income	(714)			(384)
Total stockholders’ equity	48,690			38,260
Total liabilities and stockholders’ equity	$568,658			$449,966

Net interest spread			2.98			2.93
Impact of non-interest bearing funds on margin			.13			.17
Net interest income-margin		$4,184	3.11%		$3,327	3.10%
27

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$3,536	$5	0.34%	$17,071	$18	0.21%
Certificates of deposit in other banks	9,705	104	2.14	4,240	31	1.46
Investment securities	114,064	1,085	1.90	82,313	828	2.01
Loans:
Commercial	240,771	5,993	4.98	193,229	5,083	5.26
Tax exempt	17,188	371	4.32	14,014	293	4.18
Consumer	13,338	401	6.01	13,463	454	6.74
Real estate	132,476	2,829	4.27	89,400	2,201	4.92
Total loans	403,773	9,594	4.75	310,106	8,031	5.18

Total earning assets	531,078	10,790	4.06	413,730	8,908	4.31
Cash and due from banks	10,377			2,511
Other assets	19,940			18,581
Total assets	$561,395			$434,822

Liabilities
Deposits:
Non-interest bearing demand	$42,245	$—	—%	$37,970	$—	—%

NOW	180,516	845	0.94	124,024	637	1.03
Money market checking	33,561	85	0.51	38,456	186	0.97
Savings	22,034	63	0.57	12,410	22	0.35
IRAs	9,768	122	2.50	10,104	144	2.85
CDs	134,049	803	1.20	107,564	951	1.77
Repurchase agreements & FFS	67,746	243	0.72	49,471	233	0.94
FHLB and other borrowings	15,827	238	3.01	11,463	235	4.10
Long-term debt	4,124	44	2.13	4,124	40	1.94
Total interest-bearing liabilities	467,625	2,444	1.04	357,616	2,448	1.37

Other liabilities	3,354			2,372
Total liabilities	513,224			397,958

Stockholders’ equity
Preferred stock	8,500			—
Common stock	2,236			2,158
Paid-in capital	32,661			31,166
Treasury Stock	(1,084)			(1,006)
Retained earnings	6,635			4,870
Accumulated other comprehensive income	(777)			(324)
Total stockholders’ equity	48,171			36,864
Total liabilities and stockholders’ equity	$561,395			$434,822

Net interest spread			3.02			2.94
Impact of non-interest bearing funds on margin			.12			.19
Net interest income-margin		$8,346	3.14%		$6,460	3.13%
28

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $1.3 million in the second quarter of 2012 compared to $864 in the second quarter of 2011. This increase of $409 is mainly the result of an increase in income in loans held for sale of $458.

Service charges on deposit accounts continue to be the core of MVB’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the second quarter of 2012, non-interest expense totaled $3.7 million compared to $3.0 million in the second quarter of 2011. MVB’s efficiency ratio was 67.36% for the second quarter of 2012 compared to 71.30% for the second quarter of 2011. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. The increased efficiency ratio is the result of the increased net interest income and increased income from the sale of loans held for sale during the second quarter of 2012.

Salaries and benefits totaled $2.2 million for the quarter ended June 30, 2012 compared to $1.7 million for the quarter ended June 30, 2011. This $494 increase in salaries and benefits is mainly the result of the addition of the Morgantown location, as well as additions in the information technology, human resources, credit and secondary market areas of the bank along with increases to existing employees. MVB had 130 full-time equivalent personnel at June 30, 2012 compared to 103 full-time equivalent personnel as of June 30, 2011. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2012 and 2011, occupancy expense totaled $209 and $173, respectively. This $36 increase is the result of the addition of the Morgantown office and the Operations Center.

Advertising expense increased $95 as a result of increased focus on rewards checking and data processing expense increased by $60, the result of increased volume as well as the use of more products to better automate processes.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .57% and 6.71% for the second quarter of 2012 compared to .57% and 7.62% in the second quarter of 2011.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2012 compared to 2011. The most significant areas of change between the quarters ended June 30, 2012 and June 30, 2011 were as follows: investment securities increased from an average balance of $91.3 million to an average balance of $114.6 million, loans increased to an average balance of $410.9 million from $319.4 million, interest-bearing liabilities grew to an average balance of $473.3 million from $375.2 million and stockholders’ equity grew by $10.4 million to an average of $48.7 million. These trends reflect the continued growth of MVB in the investment, loan, deposit and capital areas.

Total assets at June 30, 2012 were $588.2 million or an increase of $54.7 million since December 31, 2011. The greatest areas of increase were $50.3 million in loan growth and $44.9 million in interest bearing balances.

Deposits totaled $457.7 million at June 30, 2012 or an increase of $67.2 million since December 31, 2011. $28.5 million of this increase is the result of CDARS balances and $34.4 million is the result of increased broker buster checking accounts.

Repurchase agreements totaled $64.3 million and have declined by $13.5 million since December 31, 2011.

Stockholders’ equity has increased approximately $1.9 million from December 31, 2011 due to earnings for the six months ended June 30, 2012 of $1.7 million, the implementation of a dividend reinvestment plan that provided $266 in additional capital and other comprehensive income of $175, the result of an increase in value of the investment portfolio.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12.0 million as of June 30, 2012 compared to $9.8 million as of December 31, 2011.

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

Investment Securities

Investment securities totaled $111.3 million as of June 30, 2012 and $112.9 million as of December 31, 2011. Government sponsored agency securities and mortgage backed securities comprise the majority of the portfolio.

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

Loan Concentration

At June 30, 2012, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $457.7 million at June 30, 2012.

Non interest bearing deposits remain a core funding source for MVB. At June 30, 2012, non-interest bearing deposits totaled $47.3 million compared to $38.6 million at December 31, 2011. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $410.4 million at June 30, 2012 compared to $351.9 million at December 31, 2011. Average interest-bearing liabilities totaled $473.3 million during the second quarter of 2012 compared to $375.2 million for the second quarter of 2011. Average non-interest bearing demand deposits totaled $43.6 million for the second quarter of 2012 compared to $34.1 million for the second quarter of 2011. Management will continue to emphasize deposit gathering in 2012 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At June 30, 2012, repurchase agreements totaled $64.3 million compared to $77.8 million at December 31, 2011. In addition to the aforementioned funds alternatives, MVB has access to more than $152.9 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

MVB’s nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 0.88% in June of 2012 versus 1.46% in June of 2011 and charge offs to total loans were 0.22% and 0.15% for each period respectively. MVB continues to closely monitor economic and delinquency trends.

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

During the second quarter of 2012, MVB instituted a dividend reinvestment plan (DRIP) whereby current shareholders can reinvest their dividends into MVB stock, rather than receiving cash, as well as add as much as $50 to their current investment. MVB added $266 in additional capital through the DRIP in the second quarter of 2012.

At June 30, 2012, accumulated other comprehensive (loss) totaled $(567) compared to $(742) at December 31, 2011.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2011 Form 10-K. At June 30, 2012, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2012 and December 31, 2011 was $51.2 million and $47.0 million, respectively.

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

Future Outlook

The bank’s results of operations in the second quarter of 2012 are an improvement over the second quarter of 2011 mainly due to the improvement in net interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2012, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 14, 2012	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer

