Form 10-Q
period 2012-09-30
MVB FINANCIAL CORP
filed 2012-11-01
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

As of November 1, 2012, the number of shares outstanding of the issuer’s only class of common stock was 2,246,838.

MVB Financial Corp.
Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements and footnotes of MVB Financial Corp. and Subsidiaries (MVB or “the Company”) listed below are included on pages 2-22 of this report.

Consolidated Balance Sheets at September 30, 2012 and December 31, 2011
Consolidated Statements of Income for the Nine and Three Months ended September 30, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Nine and Three Months ended September 30, 2012 and 2011
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011
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

1

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30	December 31
	2012	2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$11,132	$9,763
Interest bearing balances	3,774	278
Certificates of deposits with other banks	9,427	9,918
Investment securities:
Securities held-to-maturity, at amortized cost	32,816	13,568
Securities available-for-sale, at approximate fair value	84,326	99,366

Loans:	446,215	373,822
Less: Allowance for loan losses	(3,692)	(3,045)
Net loans	442,523	370,777
Loans held for sale	4,883	7,147
Bank premises, furniture and equipment, net	8,848	7,782
Bank owned life insurance	8,307	8,076
Accrued interest receivable and other assets	7,595	6,806
Total assets	$613,631	$533,481
Liabilities
Deposits
Non-interest bearing	$49,818	$38,632
Interest bearing	421,413	351,913
Total deposits	471,231	390,545

Accrued interest, taxes and other liabilities	3,043	3,478
Repurchase agreements	69,264	77,835
Federal Home Loan Bank and other borrowings	15,147	9,767
Long-term debt	4,124	4,124
Total liabilities	562,809	485,749

Stockholders’ equity
Preferred stock, $1,000 par value, 8,500 shares authorized and issued	8,500	8,500
Common stock, $1 par value, 4,000,000 authorized, 2,246,838 and 2,234,767 issued, respectively	2,247	2,235
Additional paid-in capital	32,976	32,603
Treasury stock, 51,077 shares	(1,084)	(1,084)
Retained earnings	8,678	6,220
Accumulated other comprehensive (loss)	(495)	(742)
Total stockholders’ equity	50,822	47,732
Total liabilities and stockholders’ equity	$613,631	$533,481
See accompanying notes to unaudited financial statements 2

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$14,078	$12,043	$4,855	$4,306
Interest on deposits with other banks	156	60	47	11
Interest on investment securities – taxable	1,168	1,101	335	393
Interest on tax exempt loans and securities	1,006	625	381	211
Total interest income	16,408	13,829	5,618	4,921

Interest expense
Deposits	2,893	2,909	974	969
Repurchase agreements	359	358	116	125
FHLB and other borrowings	351	349	113	114
Long-term debt	66	60	22	20
Total interest expense	3,669	3,676	1,225	1,228
Net interest income	12,739	10,153	4,393	3,693
Provision for loan losses	2,125	1,221	775	591
Net interest income after provision for loan losses	10,614	8,932	3,618	3,102

Other income
Service charges on deposit accounts	536	471	197	178
Income on bank owned life insurance	231	206	75	78
Visa debit card income	345	309	120	106
Income on loans held for sale	1,686	591	618	318
Other operating income	1,006	401	560	170
Gain on sale of securities, net	186	485	113	129
Total other income	3,990	2,463	1,683	979

Other expense
Salary and employee benefits	6,248	4,816	2,129	1,725
Occupancy expense	620	497	207	182
Equipment expense	518	439	185	152
Data processing	390	252	173	147
Visa debit card expense	295	245	110	84
Advertising	578	283	229	121
Legal and accounting fees	269	292	85	151
Printing, stationery and supplies	141	123	50	38
Consulting fees	356	291	132	92
FDIC insurance	202	322	121	79
Other taxes	137	126	47	40
Other operating expenses	1,111	967	383	341
Total other expense	10,865	8,653	3,851	3,152
Income before income taxes	3,739	2,742	1,450	929
Income tax expense	1,013	767	402	256
Net income	$2,726	$1,975	$1,048	$673

Preferred stock dividends	115	—	21	—
Net Income available to common shareholders	2,611	1,975	1,027	673

Basic earnings per common share	$1.19	$0.92	$0.47	$0.31
Diluted earnings per common share	$1.17	$0.91	$0.46	$0.30
Basic weighted average shares Outstanding	2,188,580	2,135,826	2,195,761	2,185,703
Diluted weighted average shares Outstanding	2,238,637	2,171,967	2,245,818	2,221,844

See accompanying notes to unaudited financial statements 3

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Nine Months Ended		Three Months Ended
	Sept 30 2012	Sept 30 2011	Sept 30 2012	Sept 30 2011

Net Income	$2,726	$1,975	$1,048	$673

Other comprehensive income

Securities available for sale not other than temporarily impaired:

Unrealized holding gains/(losses) during the year	225	289	8	236

Income tax effect	(90)	(116)	(3)	(94)

Reclassification adjustment for gain recognized in income	186	485	113	129

Income tax effect	(74)	(194)	(45)	(52)

Other comprehensive income	247	464	73	219

Comprehensive income	$2,973	$2,439	$1,121	$892

See accompanying notes to unaudited financial statements 4

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
(Unaudited) (Dollars in thousands)	September 30	September 30
	2012	2011
Operating activities
Net income	$2,726	$1,975
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,125	1,221
Deferred income tax expense	49	145
Depreciation	393	343
Stock based compensation	119	88
Loans originated for sale	(87,014)	(31,675)
Proceeds of loans sold	89,278	30,162
Loss on sale of other real estate owned	2	—
(Gain) on sale of investment securities	(186)	(485)
Amortization, net of accretion	890	613
(Increase) in interest receivable and other assets	(1,265)	(198)
(Decrease) in accrued interest, taxes, and other liabilities	(435)	(401)
Net cash provided by operating activities	6,682	1,788
Investing activities
(Increase) in loans made to customers	(73,871)	(64,809)
Purchases of premises and equipment	(1,459)	(437)
(Increase)/decrease in interest bearing balances with banks, net	(3,496)	3,129
Purchases of certificates of deposit with other banks	—	(9,918)
Maturities of certificates of deposit in other banks	491	17,734
Purchases of investment securities available-for-sale	(28,022)	(215,143)
Proceeds from sales, maturities and calls of securities
available-for-sale	42,842	175,336
Proceeds from sales, maturities and calls of securities
held to maturity	115	1,225
Proceeds from sale of other real estate owned 30 312	30	312
Purchases of investment securities held-to-maturity	(19,436)	(3,948)
Purchase of bank owned life insurance	—	(2,100)
Net cash (used in) investing activities	(82,806)	(98,619)
Financing activities
Net increase in deposits	80,686	77,451
Net (decrease)/increase in repurchase agreements	(8,571)	30,203
Proceeds from Federal Home Loan Bank borrowings	99,127	63,594
Principal payments on Federal Home Loan Bank borrowings	(93,747)	(82,385)
Purchase of treasury stock	—	(78)
Net proceeds of dividend reinvestment plan/stock offering	266	6,500
Cash dividend	(153)	—
Issuance of preferred stock	—	8,500
Dividends on preferred stock	(115)	—
Net cash provided by financing activities	77,493	103,785
Increase in cash and cash equivalents	1,369	6,954
Cash and cash equivalents - beginning of period	9,763	3,713
Cash and cash equivalents - end of period	$11,132	$10,667
Cash payments for: interest on deposits, repurchase agreements & borrowings	$3,651	$3,763
Income taxes	$768	$686
See accompanying notes to unaudited financial statements 5

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Section 310(b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note 2. - Loans

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012. Activity in the allowance is presented for the periods ended September 30, 2012 and 2011 (in thousands):

6

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/11	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(1,290)	—	(84)	(123)	—	(1,497)
Recoveries	3	—	3	13	—	19
Provision	1,873	67	69	107	9	2,125
ALL balance 9/30/12	$2,750	$433	$237	$252	$20	$3,692
Individually evaluated for impairment	$503	$16	$—	$7	$—	$526
Collectively evaluated for impairment	$2,247	$417	$237	$245	$20	$3,166

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/10	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(554)	(354)	(114)	(29)	(3)	(1,054)
Recoveries	4	—	10	17	—	31
Provision	849	332	68	(31)	3	1,221
ALL balance 9/30/11	$1,816	$438	$171	$231	$20	$2,676
Individually evaluated for impairment	$1,329	$95	$54	$104	$3	$1,585
Collectively evaluated for impairment	$487	$343	$117	$127	$17	$1,091

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

The following table summarizes the primary segments of the loan portfolio as of September 30, 2012 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
September 30, 2012
Total Loans	$293,838	$119,807	$16,755	$15,260	$555	$446,215
Individually evaluated for impairment	$3,123	$76	$—	$21	$—	$3,220
Collectively evaluated for impairment	$290,715	$119,731	$16,755	$15,239	$555	$442,995
7

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2011
Total Loans	$231,357	$112,753	$15,930	$13,217	$565	$373,822
Individually evaluated for impairment	$2,597	$76	$9	$140	$—	$2,822
Collectively evaluated for impairment	$228,760	$112,677	$15,921	$13,077	$565	$371,000
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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Sept.30, 2012	Investment	Allowance	Investment	Investment	Balance

Commercial	$3,123	$503	$—	$3,123	$3,123
Residential	76	16	—	76	76
Home Equity	—	—	—	—	—
Installment	21	7	—	21	21
Credit Card	—	—	—	—	—
Total impaired loans	$3,220	$526	$—	$3,220	$3,220

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

9

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Nine Months		Three Months
	September 30		September 30
	2012	2011	2012	2011
Average investment in impaired loans	$3,681	$1,144	$3,397	$753
Interest income recognized on an accrual basis on impaired loans	$109	$47	$35	$8

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2012 and December 31, 2011 (in thousands):

		Special
September 30, 2012	Pass	Mention	Substandard	Doubtful	Total

Commercial	$280,430	$8,940	$1,426	$3,042	$293,838
Residential	117,321	2,160	326	—	119,807
Home Equity	16,467	288	—	—	16,755
Installment	14,852	366	23	19	15,260
Credit Card	555	—	—	—	555
Total	$429,625	$11,754	$1,775	$3,061	$446,215

		Special
Dec. 31, 2011	Pass	Mention	Substandard	Doubtful	Total

Commercial	$218,353	$7,752	$2,655	$2,597	$231,357
Residential	111,105	1,157	491	—	112,753
Home Equity	15,750	96	75	9	15,930
Installment	12,806	242	29	140	13,217
Credit Card	565	—	—	—	565
Total	$358,579	$9,247	$3,250	$2,746	$373,822
10

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2012 and December 31, 2011 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Sept. 30, 2012
Commercial	$287,712	$1,071	$1,193	$737	$3,001	$3,125	$293,838
Residential	119,263	13	206	250	468	76	119,807
Home Equity	16,606	149	—	—	149	—	16,755
Installment	15,081	71	69	1	142	37	15,260
Credit Card	546	—	—	9	9	—	555
Total	$439,208	$1,304	$1,468	$997	$3,769	$3,238	$446,215

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Dec 31, 2011
Commercial	$225,618	$448	2,836	$2	$3,286	$2,453	$231,357
Residential	111,022	1,593	—	62	1,655	76	112,753
Home Equity	15,846	—	84	—	84	—	15,930
Installment	12,888	138	26	2	166	163	13,217
Credit Card	565	—	—	—	—	—	565
Total	$365,939	$2,179	$2,946	$66	$5,191	$2,692	$373,822

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

The following table presents details related to loans identified as Troubled Debt Restructurings (TDRs) during the nine months ended September 30, 2012 and as of December 31, 2011. There were no payment defaults during either period.

	New TDRs (1)
	For the Nine Months Ended			For the Period Ended
	30-Sept-12			31-Dec-11
(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	—	—	—	—	—	—
Land and construction	3	2,692	2,692	—	—	—
Other	1	102	102	1	103	103
Total commercial real estate	4	2,794	2,794	1	103	103
Commercial and industrial	—	—	—	—	—	—
Residential real estate	1	250	250	1	415	415
Home equity	—	—	—	—	—	—
Consumer	1	1	1	—	—	—
Total	6	3,045	3,045	2	518	518

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.
12

Note 3. Borrowed Funds

The Company is a party to repurchase agreements with certain customers. As of September 30, 2012 and December 31, 2011, the Company had repurchase agreements of $69.3 million and $77.8 million.

The bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at September 30, 2012 was approximately $189.0 million.

Borrowings from the FHLB were as follows:	Sept 30 2012	Dec 31 2011
(dollars in thousands)
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	786	851

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	619	631

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,269	1,301

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,052	1,068

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	883	896

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	1,000	1,015

Floating interest rate note, originating March 2003, due December 2013, interest of 0.25% payable monthly.	5,553	—

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	985	1,005

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	2,000	2,000

	$15,147	$9,767
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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of September 30, 2012 and 2011 and interest expense of $66 and $60 for the periods ended September 30, 2012 and 2011.

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)
Year	Amount
2012	$69
2013	7,787
2014	1,257
2015	271
2016	1,353
Thereafter	8,534
$19,271
14

Note 4 – Net Earnings Per Common Share

MVB determines basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2012 and 2011, stock options to purchase 172,880 and 148,423 shares at an average price of $15.63 and $15.13, respectively, were outstanding. For the nine and three months ended September 30, 2012 and 2011, the dilutive effect of stock options was 50,057 and 36,141 shares, respectively.

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

. In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This ASU is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this Updates are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has provided the necessary disclosure in Statements of Comprehensive Income.

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

The following table presents the assets and liabilities reported on the consolidated balance sheets at their fair value as of September 30, 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All measurements are made on a recurring basis, with the exception of other real estate and impaired loans, which are measured on a non-recurring basis.

(In Thousands)	September 30, 2012
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	—	84,326	—	84,326
Other Real Estate Owned	—	—	324	324
Impaired Loans	—	—	3,220	3,220

(In Thousands)	December 31, 2011
	Level I	Level II	Level III	Total
Assets:
Investment securities, available for sale	—	99,366	—	99,366
Other Real Estate Owned	—		176	176
Impaired Loans	—	—	2,822	2,822

The following table presents additional quantitative information about assets measure at fair value on a non-recurring basis and for which MVB has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2012:
Impaired loans	3,220	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)
Other real estate owned and repossessed assets	324	Appraisal of collateral (1),(3)

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

			Fair Value Measurements at September 30, 2012
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$11,132	$11,132	$11,132	$—	$—
Interest bearing balances and CDs	13,201	13,201	13,201	—	—
Securities available-for-sale	84,326	84,326	—	84,326	—
Securities held-to-maturity	32,816	33,481	—	33,481	—
Loans	446,215	462,278			462,278
Loans held for sale	4,883	4,883	—	—	4,883
Bank owned life insurance	8,307	8,307	8,307	—	—
Accrued interest receivable	1,971	1,971	1,971	—	—
	$602,851	$619,579	34,611	117,807	467,161

Financial liabilities:
Deposits	$471,231	$481,315	339,556	—	141,759
Repurchase agreements	69,264	69,264	69,264	—	—
FHLB and other Borrowings	15,147	15,389	—	—	15,389
Accrued interest payable	338	338	338	—	—
Long-term debt	4,124	4,124	4,124	—	—
	$560,104	$570,430	$413,282	—	157,148

	December 31, 2011
(Dollars in thousands)	Carrying Value	Fair Value

Financial assets:
Cash and due from banks	$9,763	$9,763
Interest bearing balances	10,196	10,216
Securities available-for-sale	99,366	99,366
Securities held-to-maturity	13,568	14,144
Loans	373,822	388,027
Loans held for sale	7,147	7,147
Bank owned life insurance	8,076	8,076
Accrued interest receivable	1,582	1,582
	$523,520	$538,321
Financial liabilities:
Deposits	$390,545	$400,894
Repurchase agreements	77,835	77,861
FHLB and other Borrowings	9,767	11,027
Accrued interest payable	341	341
Long-term debt	4,124	4,124
	$482,612	$494,247
20

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

Note 7 – Investments

Amortized cost and fair values of investment securities held-to-maturity at September 30, 2012, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$32,816	$857	$(192)	$33,481

	$32,816	$857	$(192)	$33,481

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2011, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$13,568	$587	$(11)	$14,144
U.S. Agency securities	—	—	—	—
	$13,568	$587	$(11)	$14,144

Amortized cost and fair values of investment securities available-for-sale at September 30, 2012 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$35,540	$715	$—	$36,255
Mortgage-backed securities	46,683	554	(100)	47,137
Other securities	934	—	—	934
	$83,157	$1,269	$(100)	$84,326
21

Amortized cost and fair values of investment securities available-for-sale at December 31, 2011 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$51,165	$710	$(1)	$51,874
Mortgage-backed securities	47,319	198	(149)	47,368
Other securities	124	—	—	124
	$98,608	$908	$(150)	$99,366

The following tables summarize amortized cost and fair values of securities by maturity:

	September 30, 2012
	Held to Maturity		Available for sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	1,245	1,246	23,268	24,641
After five years, but within ten	7,850	8,234	29,545	29,927
After ten Years	23,721	24,001	30,344	29,758
Total	$32,816	$33,481	$83,157	$84,326

The Company's investment portfolio includes securities that are in an unrealized loss position as of September 30, 2012, the details of which are included in the following table. Although these securities, if sold at September 30, 2012 would result in a pretax loss of $292 the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2012, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position: At September 30, 2012 and December 31, 2011, total temporary impairment totaled $292 and $161, respectively.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(0)	$—	$—	$—	$—
Mortgage-backed securities(4) (11)	6,673	(100)	—	—
Municipal securities(27)	9,601	(192)	—	—

	$16,274	$(292)	$—	$—

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agencies(1)	$4,999	$(1)	$—	$—
Mortgage-backed securities (16)	31,073	(128)	3,124	(21)
Municipal securities(3)	936	(11)	—	—
	$37,008	$(140)	$3,124	$(21)

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

At September 30, 2012 and 2011 and for the Nine and Three Months Ended September 30, 2012 and 2011:

	Nine Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011
Net income to:
Average assets	.63%	.58%	.70%	.55%
Average stockholders’ equity	7.40	6.94	8.34	6.63
Net interest margin	3.12	3.17	3.09	3.23

Average stockholders’ equity to average assets	8.54	8.37	8.35	8.30

Total loans to total deposits (end of period)	94.69	94.69	94.69	94.69
Allowance for loan losses to total loans (end of period)	0.83	0.75	0.83	0.75
Efficiency ratio	64.95	68.59	63.38	67.47
Capital ratios:
Tier 1 capital ratio	13.11	15.26	13.11	15.26
Risk-based capital ratio	14.00	16.08	14.00	16.08
Leverage ratio	9.01	10.40	9.01	10.40
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per common share (end of period)	$18.84	$17.77	$18.84	$17.77
Market value per common share (end of period)*	24.00	20.00	24.00	20.00
Basic earnings per common share	1.19	.92	.47	.31
Diluted earnings per common share	1.17	.91	.46	.30

*     Market value per common share is based on MVB’s knowledge of certain arms-length transactions in the stock as MVB’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which MVB is unaware.

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

The bank began operations January 4, 1999, at 301 Virginia Avenue in Fairmont, West Virginia. MVB Bank, Inc. provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened a banking office in the Shop N Save supermarket in White Hall, WV during the second quarter of 2000. During August of 2005, the bank opened a full-service office at 1000 Johnson Avenue in Bridgeport, WV. In October of 2005 MVB Bank, Inc. purchased an office at 88 Somerset Boulevard in Charles Town, WV. The bank opened a full service office at 651 Foxcroft Avenue in Martinsburg, WV during August 2007. In the second quarter of 2011, MVB opened a banking office at 2400 Cranberry Square in Morgantown, WV. During October 2012 MVB opened a full service office in the downtown area of Clarksburg, WV at 406 West Main Street, in the historic Empire Building.

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

Results of Operations (dollars in thousands)

Overview of the Statement of Income

For the quarter ended September 30, 2012, MVB earned $1.0 million compared to $673 in the third quarter of 2011. Net interest income increased by $700, other income increased by $704 and other expenses increased by $699. The increase in net interest income was driven mainly by the continued growth of the MVB balance sheet, with $92.5 million in average loan growth. Also contributing to the increase in net interest income was a decrease in interest expense of $7, despite an increase in average interest bearing liabilities of $104.3 million. This represented a decreased cost of funds of 29 basis points. The increase in other income was mainly the result of an increase in income on loans held for sale of $300 as a result of additional volume that MVB was able to produce with increased staffing in this area, specifically the Morgantown, WV office opened during the second quarter of 2011, as well as $290 in income from the servicing of mortgage loans sold into the secondary market, a process that MVB began during the third quarter of 2012. The increase in other operating expenses was principally the result of increased salaries expense of $404, with additions in the areas of human resources, information technology, credit and additional staff at MVB’s new Operations Center, as well as increases for existing staff. Occupancy, Equipment and depreciation costs increased $58, the result of the additions of the Morgantown office and the Operations Center. Advertising expense increased by $108 as MVB focused on the marketing of rewards checking. FDIC insurance increased by $42 as a result of MVB’s deposit growth and other expense increased by $42, mostly the result of increased training, travel and entertainment.

Loan loss provisions of $775 and $591 were made for the quarters ended September 30, 2012 and 2011, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. Continued strong loan demand was the driver of the increased provision.

Non-interest income for the quarters ended September 30, 2012 and 2011 totaled $1.7 million and $979, respectively. The most significant portions of non-interest income are service charges on deposit accounts, which totaled $197 at September 30, 2012, an increase of $19 from the prior year despite significant changes in the regulatory environment and income on loans held for sale which totaled $618, an increase of $300 over the third quarter of 2011, the result of the increased volume from existing lenders as well as the addition of the Morgantown location. As a result of the increased mortgage volume, underwriting and title income increased by $77 from the same time period in 2011. Additionally MVB began selling mortgage loans and retaining the servicing in the third quarter of 2012, resulting in $290 in revenues.

Non-interest expense for the quarters ended September 30, 2012 and 2011 totaled $3.9 million and $3.2 million, respectively. The most significant increases were as discussed above.

For the nine months ended September 30, 2011 MVB earned $2.7 million compared to $2.0 million for the same time period in 2011. This $751 increase is mainly the result of balance sheet growth in the areas of loans and investments as discussed above, resulting in an increase in net interest income after provision for loan losses of $1.7 million for the first nine months of 2012. MVB’s other income increased $1.5 million, mainly the result of an increase in income on loans held for sale of $1.1 million and the addition of mortgage servicing income. Total other expenses increased by $1.5 million, mainly in the areas of salaries, other expense, advertising, occupancy and data processing. Loan loss provisions of $2.1million and $1.2 million were made for the nine months ended September 30, 2012 and 2011, respectively. This increase of $904 was due to continued strong loan demand.

Non-interest income for the nine months ended September 30, 2012 and 2011 totaled $4.0 million and $2.5 million, respectively. This $1.5 million increase was primarily the result of income from the sale of loans into the secondary market increasing by $1.1 million as well as the addition of mortgage servicing income.

Non-interest expense for the nine months ended September 30, 2012 and 2011 totaled $10.9 million and $8.7 million. The largest drivers of this $2.2 million increase were in the areas of salaries, other expenses, advertising, occupancy and data processing.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2012 and 2011 was 3.09% and 3.23% respectively. Cost of funds continues to decline, especially in the time deposit area. MVB has been very successful in gathering deposits through the offering of a higher rate NOW account called the broker buster account, as well as through retail rewards checking. Loan yields dropped by 50 basis points as a result of increased competition for high quality credits.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended Sept. 30, 2012			Three Months Ended Sept. 30, 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$10,613	$3	0.11%	$4,959	$4	0.32%
Certificates of deposit in other banks	9,427	44	1.82	3,634	7	0.77
Investment securities	112,622	519	1.85	102,375	463	1.81
Loans:
Commercial	261,818	3,178	4.86	214,511	2,834	5.28
Tax exempt	18,732	197	4.21	13,660	142	4.16
Consumer	14,244	203	5.70	13,081	211	6.45
Real estate	141,827	1,474	4.16	105,739	1,260	4.77
Total loans	436,621	5,052	4.63	346,991	4,447	5.13

Total earning assets	569,283	5,618	3.95	457,959	4,921	4.30
Cash and due from banks	11,698			12,135
Other assets	20,979			19,088
Total assets	$601,960			$489,182

Liabilities
Deposits:
Non-interest bearing demand	$48,979	$—	—%	$38,823	$—	—%

NOW	221,554	483	0.88	144,253	346	0.96
Money market checking	27,468	21	0.31	35,876	70	0.78
Savings	24,112	36	0.60	14,534	17	0.47
IRAs	9,728	57	2.34	9,886	71	2.87
CDs	137,993	377	1.09	123,128	464	1.51
Repurchase agreements & FFS	61,615	116	0.75	64,342	125	0.78
FHLB and other borrowings	13,521	113	3.34	10,766	115	4.27
Long-term debt	4,124	22	2.13	4,124	20	1.94
Total interest-bearing liabilities	500,115	1,225	0.98	406,909	1,228	1.21

Other liabilities	2,608			2,866
Total liabilities	551,702			448,598

Stockholders’ equity
Preferred stock	8,500			1,571
Common stock	2,247			2,234
Paid-in capital	32,954			32,397
Treasury Stock	(1,084)			(1,043)
Retained earnings	8,172			5,401
Accumulated other comprehensive income	(531)			24
Total stockholders’ equity	50,258			40,584
Total liabilities and stockholders’ equity	$601,960			$489,182

Net interest spread			2.97			3.09
Impact of non-interest bearing funds on margin			0.13			0.14
Net interest income-margin		$4,393	3.09%		$3,693	3.23%
27

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine Months Ended Sept. 30, 2012			Nine Months Ended Sept. 30, 2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$5,912	$9	0.20%	$11,760	$22	0.25%
Certificates of deposit in other banks	9,611	147	2.04	4,036	38	1.26
Investment securities	113,662	1,606	1.88	89,074	1,291	1.93
Loans:
Commercial	248,103	9,171	4.93	200,447	7,917	5.27
Tax exempt	17,706	568	4.28	13,895	435	4.17
Consumer	13,642	604	5.90	13,334	665	6.65
Real estate	135,616	4,303	4.23	94,906	3,461	4.86
Total loans	415,067	14,646	4.70	322,582	12,478	5.16

Total earning assets	544,252	16,408	4.02	427,452	13,829	4.31
Cash and due from banks	10,821			6,966
Other assets	20,487			18,561
Total assets	$575,560			$452,979

Liabilities
Deposits:
Non-interest bearing demand	$44,506	$—	—%	$38,258	$—	—%

NOW	194,295	1329	0.91	130,841	983	1.00
Money market checking	31,515	106	0.45	37,586	256	0.91
Savings	22,732	99	0.58	13,126	39	0.40
IRAs	9,754	179	2.45	10,030	215	2.86
CDs	135,373	1,180	1.16	112,809	1,415	1.67
Repurchase agreements & FFS	65,687	359	0.73	54,483	358	0.88
FHLB and other borrowings	15,052	351	3.11	11,228	350	4.16
Long-term debt	4,124	66	2.13	4,124	60	1.94
Total interest-bearing liabilities	478,532	3,669	1.02	374,227	3,676	1.31

Other liabilities	3,378			2,580
Total liabilities	526,416			415,065

Stockholders’ equity
Preferred stock	8,500			529
Common stock	2,240			2,234
Paid-in capital	32,759			31,581
Treasury Stock	(1,084)			(1,019)
Retained earnings	7,376			4,818
Accumulated other comprehensive income	(647)			(229)
Total stockholders’ equity	49,144			37,914
Total liabilities and stockholders’ equity	$575,560			$452,979

Net interest spread			3.00			3.00
Impact of non-interest bearing funds on margin			0.12			0.17
Net interest income-margin		$12,739	3.12%		$10,153	3.17%
28

Non-Interest Income

Service charges on deposit accounts generate the core of the bank’s non-interest income. Non-interest income totaled $1.7 million in the third quarter of 2012 compared to $979 in the third quarter of 2011. This increase of $704 is mainly the result of an increase in income in loans held for sale of $300, as well as mortgage servicing income.

Service charges on deposit accounts continue to be part of the core of MVB’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

The bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for MVB.

Non-Interest Expense

For the third quarter of 2012, non-interest expense totaled $3.9 million compared to $3.2 million in the third quarter of 2011. MVB’s efficiency ratio was 63.38% for the third quarter of 2012 compared to 67.47% for the third quarter of 2011. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. The increased efficiency ratio is the result of the increased net interest income and increased income from the sale of loans held for sale during the third quarter of 2012, along with mortgage servicing income.

Salaries and benefits totaled $2.1 million for the quarter ended September 30, 2012 compared to $1.7 million for the quarter ended September 30, 2011. This $404 increase in salaries and benefits is mainly the result of additions in the information technology, human resources, credit and secondary market areas of the bank along with increases to existing employees. MVB had 139 full-time equivalent personnel at September 30, 2012 compared to 106 full-time equivalent personnel as of September 30, 2011. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2012 and 2011, occupancy expense totaled $207 and $182, respectively. This $25 increase is the result of the addition of the Morgantown office and the Operations Center.

Advertising expense increased $108 as a result of increased focus on rewards checking and other operating and FDIC insurance expense each increased by $42.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .70% and 8.34% for the third quarter of 2012 compared to .55% and 6.63% in the third quarter of 2011.

Overview of the Statement of Condition

MVB’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2012 compared to 2011. The most significant areas of change between the quarters ended September 30, 2012 and September 30, 2011 were as follows: investment securities increased from an average balance of $102.4 million to an average balance of $112.6 million, loans increased to an average balance of $436.6 million from $347.0 million, interest-bearing liabilities grew to an average balance of $500.1 million from $406.9 million and stockholders’ equity grew by $9.7 million to an average of $50.3 million. These trends reflect the continued growth of MVB in the investment, loan, deposit and capital areas.

Total assets at September 30, 2012 were $613.6 million or an increase of $80.2 million since December 31, 2011. The greatest areas of increase were $72.4 million in loan growth and $80.7 million in interest bearing balances.

Deposits totaled $471.2 million at September 30, 2012 or an increase of $80.7 million since December 31, 2011. $38.8 million of this increase is the result of increased broker buster checking accounts, $14.9 million is increased public funds deposits, $14.7 million represents increased CDARS and brokered deposits and $11.3 million relates to increased non-interest bearing commercial deposits.

Repurchase agreements totaled $69.3 million and have declined by $8.6 million since December 31, 2011.

Stockholders’ equity has increased approximately $3.1 million from December 31, 2011 due to earnings for the nine months ended September 30, 2012 of $2.7 million, the implementation of a dividend reinvestment plan that provided $266 in additional capital and other comprehensive income of $247, the result of an increase in value of the investment portfolio.

Cash and Cash Equivalents

Cash and cash equivalents totaled $11.1 million as of September 30, 2012 compared to $9.8 million as of December 31, 2011.

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

Investment Securities

Investment securities totaled $117.1 million as of September 30, 2012 and $112.9 million as of December 31, 2011. Government sponsored agency securities and mortgage backed securities comprise the majority of the portfolio.

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

Loan Concentration

At September 30, 2012, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $471.2 million at September 30, 2012.

Non-interest bearing deposits remain a core funding source for MVB. At September 30, 2012, non-interest bearing deposits totaled $49.8 million compared to $38.6 million at December 31, 2011. Management intends to continue to focus on finding ways to increase the bank’s base of non-interest bearing funding sources.

Interest-bearing deposits totaled $421.4 million at September 30, 2012 compared to $351.9 million at December 31, 2011. Average interest-bearing liabilities totaled $473.3 million during the third quarter of 2012 compared to $406.9 million for the third quarter of 2011. Average non-interest bearing demand deposits totaled $49.0 million for the third quarter of 2012 compared to $38.8 million for the third quarter of 2011. Management will continue to emphasize deposit gathering in 2012 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet MVB’s strategic goals.

Along with traditional deposits, MVB has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At September 30, 2012, repurchase agreements totaled $69.3 million compared to $77.8 million at December 31, 2011. In addition to the aforementioned funds alternatives, MVB has access to more than $189.0 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and in particular in the five counties MVB focuses in is better than the national climate. Unemployment in the United States was 8.2% in August 2012 and 9.1% in August 2011. The unemployment levels in the five counties MVB operates in were as follows: Berkeley County unemployment was 6.9% in August 2012, compared to 7.8% in August 2011. Harrison County’s unemployment rate for August 2012 was 6.2% versus 7.1% in August 2011. Jefferson County’s unemployment rate improved from 6.0% in August 2011 to 5.1% in August 2012 and Marion County’s unemployment rate decreased from 7.0% in August of 2011 to 6.3% in August of 2012. Monongalia County’s unemployment rate decreased from 5.7% in August of 2011 to 5.2% in August of 2012. The numbers from all five counties continue to be significantly better than the national numbers.

MVB’s nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 0.95% in September of 2012 versus 0.98% in September of 2011 and charge offs to total loans were 0.33% and 0.29% for each period respectively. MVB continues to closely monitor economic and delinquency trends.

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

At September 30, 2012, accumulated other comprehensive (loss) totaled $(495) compared to $(742) at December 31, 2011.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of MVB’s 2011 Form 10-K. At September 30, 2012, MVB and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well-capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of MVB’s customers. MVB uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2012 and December 31, 2011 was $51.2 million and $47.0 million, respectively.

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

Future Outlook

The bank’s results of operations in the third quarter of 2012 are an improvement over the third quarter of 2011 mainly due to the improvement in net interest income. MVB’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2012, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 1, 2012	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
President and Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer

