Form 10-K
period 2012-12-31
MVB FINANCIAL CORP
filed 2013-03-29
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________To__________

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

Yes  ☐  No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Act

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

Yes  ☐  No  ☒.

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through June 30, 2012, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $33,486,874. For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 21, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 15, 2013, the Registrant had 2,932,901 shares of common stock outstanding with a par value of $1.

2

PART I

ITEM 1.BUSINESS

MVB Financial Corp., or MVB, was formed on January 1, 2004 as a bank holding company and, effective December 19, 2012, became a financial holding company. MVB Bank, Inc., or the Bank, was formed on October 30, 1997 and chartered under the laws of the state of West Virginia. The Bank commenced operations on January 4, 1999. During the fourth quarter of 2004, MVB formed two second-tier holding companies MVB Marion, Inc. and MVB Harrison, Inc., which have since been merged to form MVB Central, Inc. to manage the banking operations of MVB, the sole bank subsidiary, in those markets. In August of 2005, MVB opened a full service office in neighboring Harrison County. During October of 2005 MVB purchased a branch office in Jefferson County, situated in West Virginia’s eastern panhandle. In 2006 MVB formed another second-tier holding company, MVB East, Inc. to manage the banking operations of MVB in the Jefferson and Berkeley county markets. During the third quarter of 2007 MVB opened a full service office in the Martinsburg area of Berkeley County. In the second quarter of 2011 MVB opened a banking facility in the Morgantown area of Monongalia County. MVB opened its second Harrison County location, the downtown Clarksburg office in the historic Empire building during the fourth quarter of 2012. Also during the fourth quarter of 2012, MVB acquired Potomac Mortgage Group (PMG), a mortgage company in the northern Virginia area. This acquisition gives MVB the opportunity to make its mortgage banking operation a much more significant line of business to further diversify its net income stream.

MVB operates seven offices, two of which are located in Marion County, the main office located at 301 Virginia Avenue in Fairmont and a branch office at 9789 Mall Loop inside the Shop N Save Supermarket in White Hall, WV. The remaining offices are located at 1000 Johnson Avenue in Bridgeport, Harrison County, 406 West Main St. in Clarksburg, Harrison County, 88 Somerset Boulevard in Charles Town, Jefferson County, 651 Foxcroft Avenue in Martinsburg, Berkeley County and 2400 Cranberry Square in Morgantown, Monongalia County. At December 31, 2012, MVB had total assets of $726.8 million, total loans of $446.4 million, total deposits of $486.5 million and total stockholders’ equity of $67.5 million.

MVB’s business activities are currently community banking and with the addition of PMG, mortgage banking. As a community banking entity, MVB offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, MVB offers non-deposit investment products through an association with a broker-dealer, and also offers correspondent lending services to assist other community banks in offering longer term fixed rate loan products that may be sold into the secondary market. With the acquisition of PMG, MVB now makes mortgage banking a much more significant focus, opening up increased market opportunities and adding enough volume to better diversify the Company’s earnings stream.

At December 31, 2012, MVB had 221 full-time equivalent employees, including those added through the acquisition of PMG. MVB’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. MVB’s Internet web site is www.mvbbanking.com.

Since the opening date of January 4, 1999, MVB has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion and Harrison county markets, expansion into West Virginia’s eastern panhandle and most recently into Monongalia County.

During 2012, MVB continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas as the primary method for reaching performance goals. MVB continuously reviews key performance indicators to measure our success.

Market Area

MVB’s primary market areas are the Marion, Harrison, Jefferson, Berkeley and Monongalia Counties of West Virginia, as well as the northern Virginia area for the mortgage business. Its extended market is in the adjacent counties.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2010. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990; 19,097 in 2000 and 18,704 in 2010, or a net decline of 5,159 or 21.6%. Marion County increased its population from 1980 to 1990, 55,789 to 57,249, decreased to 56,598 in 2000 and decreased to 56,418 in 2010. These changes resulted in a net increase of 1.1%. The Marion County population includes that of Fairmont. The result is that over the last 30 years, there has not been any significant change in population. Harrison County’s population decreased from 69,371 in 1990 to 68,652 in 2000, increased to 69,099 in 2010 while Bridgeport’s population has increased from 7,306 in 2000 to 7,896 in 2010, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing. The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 53,498 in 2010. During this period, Charles Town has seen an increase in population of 80.9% to 5,259 in 2010. Berkeley County’s population has grown from 75,905 in 2000 to 104,169 in 2010, making it the second-most populous county in West Virginia. Martinsburg’s population has increased 15.1% since 2000 to 17,227 in 2010. Monongalia County’s population has increased from 81,866 in 2000 to 96,189 in 2010, an increase of 17.5%. Morgantown’s population in 2010 was 29,660, an increase of 2,851 or 10.6% since 2000. Based upon this data, MVB’s offices are in some of the most desirable locations in the state of West Virginia.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2012. As of December 2012, the overall state rate was 7.4% compared to 6.5% for Marion County. During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 6.5%, while the West Virginia rate decreased from 7.5% to 7.4%. At December 31, 2012, Harrison, Jefferson, Berkeley and Monongalia counties showed unemployment rates of 6.3%, 4.8%, 6.2% and 4.8%, respectively. Marion, Harrison, Jefferson, Berkeley and Monongalia County’s rates are all better than the state average. The future direction of unemployment will probably be driven by what occurs economically on a national level.

MVB originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, MVB retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold. However, loans originated in excess of MVB’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by MVB. MVB has no loans to foreign entities. MVB’s lending market area is primarily concentrated in the Marion, Harrison, Berkeley, Jefferson and Monongalia Counties of West Virginia, as well as the northern Virginia area for mortgage lending.

Commercial Loans

At December 31, 2012, MVB had outstanding approximately $299.6 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 67.1% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2012, MVB had outstanding consumer loans in an aggregate amount of approximately $16.8 million or approximately 3.8% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2012, MVB had approximately $130.0 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 29.1% of total loans outstanding.

Lending Practices. MVB generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, MVB may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one to ten year adjustable rate, fully amortizing to maturity mortgages. MVB also originates fixed rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of MVB in the form of an attorney’s opinion of the title or a title insurance policy. MVB also requires proof of hazard insurance with MVB named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for the majority of loans secured by real estate.

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

MVB primarily focuses on the Marion, Harrison, Jefferson, Berkeley and Monongalia County markets in West Virginia and the northern Virginia area for its products and services. Management believes MVB has developed a niche and a level of expertise in serving this area.

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

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting MVB and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

Financial Holding Company Regulation. MVB is a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHCA, and is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Under the BHCA, bank holding companies that qualify and elect to be financial holding companies, such as MVB, may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). MVB’s subsidiary bank, MVB Bank, Inc., is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates. MVB and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by MVB or its subsidiaries.

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

ITEM 1A.RISK FACTORS

No response required.

ITEM 1B.UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2.PROPERTIES

MVB Bank, Inc. owns its main office located at 301 Virginia Avenue in Fairmont, along with its offices at 1000 Johnson Avenue in Bridgeport, 88 Somerset Boulevard in Charles Town and 651 Foxcroft Avenue in Martinsburg. The Bank leases its office at 2500 Fairmont Avenue inside the Shop N Save supermarket in White Hall, in addition to the land at the Bridgeport location, the 2400 Cranberry Square office in Morgantown, the 406 West Main Street office in Clarksburg and the operations center space in Bridgeport.

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

ITEM 4.MINE SAFETY DISCLOSURES

No response required.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

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

Quarterly Market and Dividend Information:

	2012		2011
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$24.00	$0.07	$22.00	$0.10
Third Quarter	24.00	0.00	20.00	0.00
Second Quarter	22.50	0.07	20.00	0.00
First Quarter	22.00	0.00	21.00	0.00

MVB had 1,104 stockholders of record at December 31, 2012. MVB began paying an annual dividend of $.10 per share beginning in December 2008 through December 2011. Beginning in 2012 MVB began paying a semi-annual dividend of $.07 per share in June and December. No dividends were paid prior to 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options	outstanding options	future issuance under
equity compensation
plans (excluding
securities reflected in
column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by	172,880	$15.63	220,911
security holders
Equity compensation
plans not approved by	n/a	n/a	n/a
security holders
Total	172,880	$15.63	220,911

During 2012 no stock options under MVB’s equity compensation plan were exercised.

During 2012 the Company began a private placement offering of its common stock to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933. As of December 31, 2012 the Company had received signed subscription agreements and payment for 573,263 shares totaling $13.7 million in additional capital. The proceeds of the offering are being used to support the acquisition of PMG as well as continued growth and general operations of the Company. No underwriters were used or were purchasers in this offering. In January 2011 the Company issued 393,305 shares in a private placement to accredited investors pursuant to Rule 506 of Regulation D, with the proceeds of $8,259,405 used for general corporate purposes. No underwriters were used or were purchasers in this offering. A 10% stock dividend declared December 21, 2010 with a record date of January 25, 2011, payable February 15, 2011 resulted in an additional 39,071 shares issued. In 2012, MVB implemented a dividend reinvestment plan (DRIP) which resulted in the additional issuance of 41,538 shares totaling $973,000 in additional capital.

ITEM 6. SELECTED FINANCIAL DATA

No response required.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Accounting Pronouncements and Developments

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 17.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Statement of Comprehensive Income.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment, results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU is not expected to have a significant impact on the Company’s financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal year and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 818-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact that these disclosures will have on its financial statements.

Summary Financial Results

MVB earned $4.2 million in 2012 compared to $2.7 million in 2011, an increase of $1.5 million. The earnings equated to a 2012 return on average assets of .71% and a return on average equity of 8.33%, compared to prior year results of .57% and 6.69%, respectively. Basic earnings per share were $1.84 in 2012 compared to $1.24 in 2011. Diluted earnings per share were $1.79 in 2012 compared to $1.21 in 2011. The most significant factors in the increase in 2012 profitability were a 3.2 million increase in net interest income, the result of an increase in net interest and fees on loans of $2.7 million which was the product of loan growth of $72.6 million in 2012 and an increase in interest on tax exempt loans and securities of $568,000, the result of increased municipal lending and the addition of $21.8 million in municipal securities. Other income increased $4.1 million. This increase was mainly driven by a $2.9 million increase in income on loans held for sale and an increase in other operating income of $ 1.1 million, a result of $640,000 in mortgage servicing income which the Company began in 2012, and mortgage underwriting and title income which increased by $335,000 as a result of increased volume. Other operating expenses increased by $4.1 million. The most significant item relating to this increase was increased salaries and benefits of $2.5 million due to the addition of the Morgantown office for an entire year, additions to the information technology staff and operations center staff, human resource and accounting staff additions, an additional commercial lender and increases for existing staff. Other noteworthy areas of increase were as follows: consulting expense increased $614,000, mostly the result of acquisition costs in the PMG deal; other operating expenses increased $485,000 as a result of increased travel and entertainment of $70,000, increased directors’ fees of $60,000, increased training expenses of $56,000 and increased telephone expense of $47,000; occupancy and equipment expense increased $278,000, mainly the result of a full year of expenses at the Morgantown office and the operations center; data processing expense increased $200,000 a direct result of continued growth and the upgrade of the Company’s electronic banking system and advertising increased $165,000 as a result of increasing exposure for MVB’s core checking and savings products.

MVB’s yield on earning assets in 2012 was 4.01% compared to 4.28% in 2011. This decrease in yield is attributable to a 44 basis point decline in the yield on loans. Despite extensive competition, total loans increased to $446.4 million at December 31, 2012, from $373.8 million at December 31, 2011. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Deposits increased $96.0 million to $486.5 million at December 31, 2012, from $390.5 million at December 31, 2011, due to the following: $45.1 million in growth from broker buster checking, $27.8 million in CDARS balances, $26.7 million in commercial checking and $16.3 million in brokered certificates of deposit. MVB offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 1.01% in 2012 compared to 1.25% in 2011. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.12% in 2012 compared to 3.17% in 2011.

The Bank maintained a high-quality, short-term investment portfolio during 2012 to provide liquidity in the balance sheet, to fund loan growth, for repurchase agreements and to provide security for state and municipal deposits. As a result of being able to utilize more municipal securities for pledging purposes, the bank was able to increase the municipal investment portfolio by $21.8 million in 2012, which increased the portfolio yield and helped reduce the Company’s tax liability.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by MVB’s balance sheet. As noted above, the net interest margin was 3.12% in 2012 compared to 3.17% in 2011. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in MVB’s markets. During 2012, the Federal Reserve did not change rates and in fact committed to keep rates low through mid-2015. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2012, net interest income increased by $3.2 million or 22.8% to $17.3 million from $14.1 million in 2011. This increase is largely due to the growth in average earning assets, primarily $92.8 million in loans. Average total earning assets were $554.5 million in 2012 compared to $444.6 million in 2011. Average total loans grew to $427.5 million in 2012 from $334.7 million in 2011. Primarily as a result of this growth, total interest income increased by $3.2 million, or 17.1%, to $22.3 million in 2012 from $19.0 million in 2011. Average interest-bearing liabilities, mainly deposits, likewise increased in 2012 by $98.0 million. Average interest-bearing deposits grew to $402.3 million in 2012 from $314.7 million in 2011. Total interest expense increased by only $30,000 despite the $98.0 million in average interest bearing liabilities growth. This was the result of a 24 basis point decrease in interest cost from 2011 to 2012.

MVB’s yield on earning assets changed during 2012 as follows: The loan portfolio yield decreased by 44 basis points while funding yields decreased by 24 basis points.

The cost of interest-bearing liabilities decreased to 1.01% in 2012 from 1.25% in 2011. This decrease is primarily the result of reduced cost of funds as follows: Certificates of deposit costs decreased 46 basis points, IRA costs decreased 46 basis points and NOW accounts costs decreased 41 basis points.

Statistical Financial

Information Regarding MVB Financial Corp.

The following tables provide further information about MVB's interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2012			2011
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
(Dollars in thousands)
Interest-bearing deposits in banks	$6,695	$15	0.22%	$11,511	$29	0.25%
CDs with other banks	9,565	189	1.98	5,519	75	1.36
Investment securities	114,169	2,136	1.87	95,529	1,837	1.92
Loans
Commercial	225,641	12,511	4.89	205,106	10,738	5.24
Tax exempt	18,980	809	4.26	14,739	621	4.21
Real estate	138,034	5,770	4.18	101,634	4,830	4.75
Consumer	14,812	824	5.56	13,268	878	6.62
Allowance for loan losses	(3,436)			(2,647)
Net loans	424,031	19,914	4.70	332,050	17,067	5.14

Total earning assets	554,460	22,254	4.01	444,609	19,008	4.28
Cash and due from banks	11,163			7,946
Other assets	24,101			21,179
Total assets	$589,724			$473,734

Liabilities
Deposits:
Non-interest bearing demand	$46,748	$—		$39,031	$—
NOW	202,850	1,832	0.90	136,725	1,346	0.98
Money market checking	29,683	125	0.42	36,821	305	0.83
Savings	23,461	137	0.58	14,156	63	0.45
IRAs	9,771	232	2.37	9,960	282	2.83
CDs	136,571	1,540	1.13	117,005	1,856	1.59
Repurchase agreements and federal funds
Sold	67,709	511	0.75	61,855	503	0.81
Federal Home Loan Bank borrowings	15,468	466	3.01	11,023	464	4.21
Long-term debt	4,124	87	2.11	4,124	81	1.96
Total interest-bearing liabilities	489,637	4,930	1.01	391,669	4,900	1.25
Other liabilities	3,315			2,655
Total liabilities	539,700			433,355

Stockholders' equity
Preferred stock	8,500			2,538
Common stock	2,243			2,234
Paid-in capital	32,605			31,787
Treasury stock	(1,083)			(1,035)
Retained earnings	8,401			5,057
Accumulated other comprehensive income	(642)			(202)
Total stockholders' equity	50,024			40,379
Total liabilities and stockholders' equity	$589,724			$473,734

Net interest spread			3.00			3.03
Impact of non-interest bearing
funds on margin			0.12			0.14
Net interest income-margin		$17,324	3.12%		$14,108	3.17%
19

Rate Volume Calculation
2012 vs 2011
	Volume	Rate	Vol/Rate	Sum
	end-beg vol	end-beg rate	vol diff *
	* beg rate	* beg vol	rate diff
Earning Assets
Loans
Commercial	2,646	(700)	(173)	1,773
Tax exempt	179	7	2	188
Real estate	1,730	(582)	(208)	940
Consumer	102	(140)	(16)	(54)
Investment securities (1)	358	(50)	(10)	299
Interest-bearing deposits in banks	(12)	(3)	1	(14)
CDs with other banks	55	—	25	80
Total earning assets	5,058	(1,467)	(378)	3,212

Interest bearing liabilities
NOW	651	(111)	(54)	486
Money market checking	(59)	(150)	29	(180)
Savings	41	20	13	74
IRAs	(5)	(46)	1	(50)
CDs	310	(537)	(90)	(316)
Repurchase agreements and federal funds
Sold	48	(36)	(3)	8
Federal Home Loan Bank borrowings	187	(132)	(53)	2
Long-term debt	—	6	—	6
	1,173	(986)	(157)	30
	3,885	(482)	(221)	3,182

Rate Volume Calculation
2011 vs 2010
	Volume	Rate	Vol/Rate	Sum
	end-beg vol	end-beg rate	vol diff *
	* beg rate	* beg vol	rate diff
Earning Assets
Loans
Commercial	2,409	(147)	(42)	2,220
Tax exempt	74	(7)	(1)	66
Real estate	1,502	(484)	(182)	836
Consumer	(73)	(5)	0	(78)
Investment securities (1)	822	(444)	(218)	160
Interest-bearing deposits in banks	2	7	1	10
CDs with other banks	(479)	—	77	(401)
Total earning assets	4,257	(1,081)	(364)	2,813

Interest bearing liabilities
NOW	593	(278)	(141)	174
Money market checking	44	(43)	(6)	(5)
Savings	8	25	19	52
IRAs	(27)	(31)	2	(55)
CDs	(98)	(642)	24	(715)
Repurchase agreements and federal funds
Sold	189	(114)	(46)	29
Federal Home Loan Bank borrowings	(189)	221	(81)	(49)
Long-term debt	—	(1)	—	(1)
	521	(862)	(228)	(570)
	3,737	(218)	(136)	3,383

Provision for Loan Losses

MVB’s provision for loan losses for 2012 and 2011 were approximately $2.8 million and $1.7 million, respectively. This increase principally relates to the increase in loans outstanding.

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

Non-Interest Income

Fees related to deposit accounts and cash management accounts and income on loans held for sale represent a significant portion of the Bank’s primary non-interest income. The total of non-interest income for 2012 was $7.7 million versus $3.7 million in 2011.

The most significant increase in non-interest income from 2011 to 2012 was $2.9 million in income on loans held for sale and $1.1 million in other income, the details of which have been previously discussed.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $16.4 million in 2012 versus $12.4 million in 2011. Approximately 56% and 54% of non-interest expense for 2012 and 2011, respectively, related to personnel costs. Personnel are the lifeblood of every service organization, which is why personnel cost, is such a significant part of the expenditure mix. Salaries and benefits increased by $2.5 million in 2012, the result of the addition of the Morgantown office for a full year, information technology staff, operations center staff, human resources and accounting additions, mortgage and commercial lending additions and increases for existing staff.

Consulting expense increased by $614,000 in 2012. This increase related mainly to the acquisition of PMG.

Advertising increased by $165,000, the result of aggressive marketing of MVB’s core deposit products.

Equipment and occupancy expense increased by $278,000. This increase was mainly the result of the additions of the Morgantown office and the operations center for a full year.

Other operating expense increased by $485,000. This increase was driven by increases in travel and entertainment of $70,000, directors’ fees of $60,000, training of $56,000 and telephone expense of $47,000.

2011 compared to 2010

Net interest income increased by $3.3 million when comparing 2011 with 2010 results. This increase is largely due to growth in average earning assets, primarily loans, of $79.8 million in 2011. Average interest-bearing liabilities, mainly deposits, increased by $90.1 million in 2011. This increase was due mainly to a $37.8 million increase in the broker buster checking account, $22.6 million in additional public funds accounts and increases in CDARS and brokered balances of $20.7 million along with an increase of $14.8 million in the bank’s core checking and savings product.

A large portion of non-interest income is comprised of fees related to deposit accounts and cash management accounts. Non-interest income was $3.7 million in 2011 compared to $2.5 million in 2010. This increase was due primarily to $745,000 in gains on the sale of investment securities and $323,000 in increased revenue on loans sold into the secondary market.

Non-interest expense reached $12.3 million in 2011 compared to $9.1 million in 2010. This increase was the result of the following: $1.9 million increase in salaries and benefits, $465,000 in increased legal expenses, $197,000 in additional consulting, $144,000 increased advertising expenses and increased occupancy expense of $107,000.

Income Taxes

MVB incurred income tax expense of $1.7 million in 2012 and $1.0 million in 2011.

The effective tax rate was 28% in 2012 and 27% 2011.

Return on Assets

MVB’s return on average assets was .71% in 2012, .57% in 2011 and .57% in 2010.

Return on Equity

MVB’s return on average stockholders’ equity (“ROE”) was 8.33% in 2012, compared to 6.69% in 2011 and 7.98% in 2010. The increased return in 2012 is a direct result of improved earnings in 2012, driven by continued commercial loan growth and income from the sale of mortgage loans into the secondary market.

Overview of the Statement of Condition

The MVB balance sheet changed significantly from 2011 to 2012. Loans increased by $72.6 million to $446.4 million at December 31, 2012. Deposits increased by $96.0 million, FHLB and other borrowings increased by $81.8 million and stockholders’ equity increased by $19.8 million.

Cash and Cash Equivalents

MVB’s cash and cash equivalents totaled $21.6 million at December 31, 2012, compared to $9.8 million at December 31, 2011. This increase was due to additional balances at Compass Bank and the Federal Reserve at year end, as well as balances held at PMG.

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

Investment Securities

Investment securities totaled $114.9 million at December 31, 2012, compared to $112.9 million at December 31, 2011.

MVB’s investment securities are primarily classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for MVB in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2012, the amortized cost of MVB’s investment securities totaled $114.5 million, resulting in unrealized gain in the investment portfolio of $1.2 million. MVB currently classifies its entire municipal portfolio as held to maturity. The municipal portfolio was increased by $21.8 million in 2012 as a result of acquiring the ability to utilize more municipals for pledging purposes.

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

During 2012 the FHLB began redeeming excess capital stock held by MVB again. They also began paying dividends once again.

Loans

MVB’s lending is primarily focused in Marion, Harrison, Berkeley, Jefferson and Monongalia County, West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $446.4 million as of December 31, 2012, compared to $373.8 million at December 31, 2011.

During 2012, MVB experienced loan growth of $72.6 million. The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area. Residential real estate loans grew $8.5 million and commercial and non-residential real estate loans grew approximately $60.7 million.

At December 31, 2012, commercial loans represented the largest portion of the portfolio approximating 67.1% of the total loan portfolio. Commercial loans totaled $299.6 million at December 31, 2012, compared to $238.5 million at December 31, 2011. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to MVB’s retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 29.1% of MVB’s total loan portfolio. Residential real estate loans totaled $130.0 million at December 31, 2012, compared to $121.5 million at December 31, 2011. Included in residential real estate loans are home equity credit lines totaling $16.8 million at December 31, 2012, compared to $15.9 million at December 31, 2011. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus of MVB’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson and Monongalia County markets.

Consumer lending continues to be a part of MVB’s core lending. At December 31, 2012, consumer loan balances totaled $16.8 million compared to $13.8 million at December 31, 2011. The majority of MVB’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve MVB’s market areas.

The following table provides additional information about MVB’s loans:

Loan maturities at December 31, 2012:

(Dollars in Thousands)

	One Year	One Thru	Due After
	or Less	Five Years	Five Years	Total
Commercial and nonresidential
real estate	$57,231	$93,787	$148,621	$299,639

Residential real estate	10,011	24,702	95,299	130,012

Consumer and other	5,609	8,581	2,602	16,792

Total	$72,851	$127,070	$246,522	$446,443

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

Loan Portfolio Analysis:

(Dollars in Thousands)	2012	2011
Year-end balances:
Commercial, financial and agricultural	299,639	238,504
Real estate	130,012	121,536
Consumer	16,792	13,782

Total	446,443	373,822

Loan Concentration

At December 31, 2012, commercial loans comprised the largest component of the loan portfolio. There are very few commercial loans that are not secured by real estate. Such non-real estate secured loans generally are lines of credit secured by accounts receivable. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2012 and 2011 MVB had impaired loans totaling $3.1 million and $2.8 million respectively. A portion of the Allowance for Loan Losses was allocated to cover any loss in these loans. Loans past due more than 30 days were $3.6 million and $5.2 million, respectively, at December 31, 2012 and 2011.

	December 31
	2012	2011
Loans past due more than 30 days to gross loans	0.81%	1.37%
Loans past due more than 90 days to gross loans	0.07%	0.02%

MVB incurred net charge-offs of $1.8 million in 2012 and $1.2 million in 2011. MVB’s provision for loan losses was $2.8 million in 2012 and $1.7 million in 2011. Net charge-offs represented .41% and .33% in 2012 and 2011, respectively, compared to average outstanding loans for the indicated period.

	2012	2011
Balance, January 1	$3,045	$2,478

Provision	2,800	1,723

Charge-offs	1,791	1,189
Recoveries	(22)	(33)
Less: Net charge-offs	1,769	1,156

Balance, December 31	$4,076	$3,045

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2012	2011
Allocation of allowance for loan losses at December 31:
Commercial	$3,107	$2,164
Real estate	756	615
Consumer	213	266

Total	$4,076	$3,045

Percent of loans to total loans at December 31:
Commercial	67%	62%
Real estate	29	34
Consumer	4	4
Total	100%	100%

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

Non-performing assets and past due loans:

(Dollars in Thousands)	2012	2011

Non-accrual loans
Commercial	$3,081	$2,453
Real estate	43	76
Consumer	1	163
Total non-accrual loans	3,125	2,692
Renegotiated loans	—	518
Total non-performing loans	3,125	3,210
Other real estate, net	207	176

Total non-performing assets	$3,332	$3,386

Accruing loans past due 90 days or more	329	66

Non-performing loans as a % of total loans	0.75%	0.91%
Allowance for loan losses as a % of non-performing loans	122.33%	89.93%

Funding Sources

MVB considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for MVB, totaling $486.5 million, or 75.0% of MVB’s funding sources at December 31, 2012. This same information at December 31, 2011 reflected $390.5 million in deposits representing 81.7% of such funding sources. Cash management accounts, which are available to large corporate customers, represented 10.8% and 16.3% of MVB’s funding sources at December 31, 2012 and 2011, respectively. Borrowings represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2012, non-interest-bearing balances totaled $54.6 million compared to $38.6 million at December 31, 2011 or 11.2% and 9.9% of total deposits respectively.

Interest-bearing deposits totaled $431.9 million at December 31, 2012, compared to $351.9 million at December 31, 2011. On a percentage basis, interest bearing checking accounts compose the largest component of MVB’s deposits. Average interest-bearing liabilities totaled $489.6 million during 2012 compared to $391.7 million during 2011. Average non-interest bearing liabilities totaled $50.1 million during 2012 compared to $41.7 million during 2011. Management will continue to emphasize deposit gathering in 2013 by offering outstanding customer service and competitively priced products.

Maturities of Certificates of Deposit $100,000 or more:

(Dollars in Thousands)	2012

Under 3 months	$31,567
Over 3-6 months	19,981
Over 6 to 12 months	18,528
Over 12 months	16,796
Total	$86,872

There are no other time deposits of $100,000 or more.

Federal Home Loan Bank and other borrowings and repurchase agreements:

(Dollars in Thousands)	2012	2011

Ending balance	$161,851	$87,602
Average balance	83,177	72,878
Highest month-end balance	161,851	99,268
Interest expense	977	967
Weighted average interest rate:
End of Year	1.09%	1.08%
During the Year	1.17%	1.33%

Along with traditional deposits, MVB has access to both overnight repurchase agreements and Federal Home Loan Bank and other borrowings to fund its operations and investments. MVB’s repurchase agreements totaled $70.2 million at December 31, 2012, compared to $77.8 million in 2011. Federal Home Loan Bank and other borrowings totaled $91.6 million at December 31, 2012, compared to $9.8 million at year-end 2011. $59.0 million of the increase in borrowings related to MVB’s acquisition of PMG, Inc., which utilized the borrowings to fund their loan pipeline.

Capital/Stockholders’ Equity

During the year ended December 31, 2012, stockholders’ equity increased approximately $19.8 million to $67.5 million. This increase consists of MVB’s net income for the year of $4.2 million, along with a capital raise of $13.7 million to accredited investors during December 2012. MVB paid dividends to common shareholders of $307,000 in 2012 and $218,000 in 2011.

At December 31, 2012, accumulated other comprehensive income (loss) totaled ($1.5) million, an increase in the loss of $753,000 from December 31, 2011. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to pension liability, net of income taxes, at December 31, 2012. Because the vast majority of all the investment securities in MVB’s portfolio are classified as available-for-sale, both the investment and equity sections of MVB’s balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2012 and 2011 resulted in the change in market value of the portfolio.

MVB has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2012, MVB’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. MVB’s risk-based capital ratio of 13.1% at December 31, 2012, is above the well-capitalized standard of 10%. MVB’s Tier 1 capital ratio of 12.2% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2012, was 9.0% and was also above the well-capitalized standard of 5%. Management believes MVB’s capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

The objective of MVB’s asset/liability management function is to maintain consistent growth in net interest income within its policy guidelines. This objective is accomplished through management of MVB’s balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk

The most significant market risk resulting from MVB’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. MVB’s Asset/Liability Committee (ALCO) is responsible for the overall review and management of the Bank’s balance sheets related to the management of interest rate risk. The ALCO strives to keep MVB focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The ALCO has determined that the earnings at risk of the Bank shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates. MVB is in compliance with this policy as of December 31, 2012.

The following table is provided to show the earnings at risk of MVB as of December 31, 2012.

(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(one year time frame)	Interest Income
(in Basis Points)	December 31, 2012
	Amount	Percent
+200	$19,094	-8.2%
+100	19,717	-5.2.%
Base rate	20,804
-100	20,863	0.3%
-200	$20,157	3.1%

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

The main source of liquidity for MVB comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2012, cash provided by financing activities totaled $124.1 million, while outflows from investing activity totaled $101.6 million. When appropriate, MVB has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable MVB to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

MVB has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on MVB’s financial statements and could have a significant impact in future periods. Specifically, MVB has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2012, is included in Note 7 to the financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

MVB’s fourth quarter net income was $1.4 million in 2012 compared to $727,000 in the fourth quarter of 2011. This equated to basic earnings per share, on a quarterly basis, of $.59 in 2012 and $.33 in 2011. Diluted earnings per share for the fourth quarter of 2012 and 2011 were $.57 and $.33, respectively. Net interest income increased during the fourth quarter and was $4.6 million in the fourth quarter of 2012 compared to $4.0 million in 2011. Non-interest income was $3.4 million in the fourth quarter of 2012 compared to $1.2 million in 2011. Non-interest expense increased to $5.2 million for the fourth quarter of 2012 from $3.7 million in 2011. Loan loss provision was $675,000 for the fourth quarter of 2012, an increase of $173,000 over the fourth quarter of 2011.

Future Outlook

The Bank’s net income in 2012 was better than in any prior year, despite the challenges of a continued poor economic climate. MVB believes it is well positioned in some of the finest markets in the state of West Virginia, and now with the acquisition of PMG, northern Virginia. We believe with continued customer acceptance in our markets and our commitment to customer service, we will continue to capture market share with our emphasis on the highest quality products and technology.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response required.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except number of shares)

December 31, 2012 and 2011

	2012	2011
ASSETS

Cash and due from banks	$21,637	$9,763
Interest bearing balances with banks	3,703	278
Certificates of deposit with other banks	9,427	9,918
Investment Securities:
Securities held-to-maturity, at cost	35,370	13,568
Securities available-for-sale, at approximate fair value	79,502	99,366

Loans:	446,443	373,822
Less: Allowance for loan losses	(4,076)	(3,045)
Net Loans	442,367	370,777
Loans held for sale	85,529	7,147
Bank premises, furniture and equipment	11,354	7,782
Bank owned life insurance	10,524	8,076
Accrued interest receivable and other assets	9,734	5,909
Goodwill	17,622	897

TOTAL ASSETS	$726,769	$533,481

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Non-interest bearing	$54,620	$38,632
Interest bearing	431,899	351,913
Total Deposits	486,519	390,545

Accrued interest, taxes, and other liabilities	6,726	3,478
Repurchase agreements	70,234	77,835
FHLB and other borrowings	91,617	9,767
Subordinated debt	4,124	4,124
Total Liabilities	659,220	485,749

STOCKHOLDERS' EQUITY

Preferred stock, par value $1,000; 8,500 and 8,500 shares authorized;
8,500 and 8,500 shares issued	8,500	8,500
Common stock, par value $1; 4,000,000 shares authorized;
2,932,901 and 2,234,767 shares issued respectively	2,933	2,235
Additional paid-in capital	48,750	32,603
Treasury Stock, 51,077 and 51,077 shares, respectively	(1,084)	(1,084)
Retained earnings	9,945	6,220
Accumulated other comprehensive loss	(1,495)	(742)
Total Stockholders' Equity	67,549	47,732

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$726,769	$533,481

See Notes to Consolidated Financial Statement 33

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands except Share and Per Share Data)

Years ended December 31, 2012 and 2011

	2012	2011
INTEREST INCOME
Interest and fees on loans	$19,105	$16,446
Interest on deposits with other banks	204	103
Interest on investment securities - taxable	1,457	1,539
Interest on tax exempt loans and securities	1,488	920
Total interest income	22,254	19,008

INTEREST EXPENSE
Interest on deposits	3,866	3,852
Interest on repurchase agreements	511	503
Interest on FHLB and other borrowings	466	464
Interest on subordinated debt	87	81
Total interest expense	4,930	4,900

NET INTEREST INCOME	17,324	14,108
Provision for loan losses	2,800	1,723
Net interest income after provision for loan losses	14,524	12,385

OTHER INCOME
Service charges on deposit accounts	730	660
Income on bank owned life insurance	343	287
Visa debit card income	471	414
Income on loans held for sale	3,850	957
Gain on sale of securities	638	833
Gain on derivative	72	—
Other operating income	1,645	537
	7,749	3,688
OTHER EXPENSES

Salaries and employee benefits	9,266	6,717
Occupancy expense	852	697
Equipment depreciation and maintenance	717	594
Data processing	612	412
Visa debit card expense	387	332
Advertising	647	482
Legal and accounting fees	396	632
Printing, stationery and supplies	200	172
Consulting fees	1,022	408
FDIC insurance	302	368
Other taxes	183	175
Other operating expenses	1,855	1,370
	16,439	12,359

Income before income taxes	5,834	3,714

Income tax expense	1,666	1,012

Net Income	$4,168	$2,702

Preferred dividends	136	44

Net Income available to common shareholders	$4,032	$2,658

Basic net income per share after preferred dividends	$1.84	$1.24
Diluted net income per share after preferred dividends	$1.79	$1.21
Basic weighted average shares outstanding	2,194,325	2,147,890
Diluted weighted average shares outstanding	2,254,617	2,194,410
See Notes to Consolidated Financial Statement 34

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

Years ended December 31, 2012 and 2011

	December 31
	2012	2011

Net Income	4,168	2,702

Other comprehensive income

Securities available for sale not other than temporarily impaired:

Unrealized holding gains/(losses) during the year	(996)	(737)

Income tax effect	398	295

Reclassification adjustment for gain recognized in income	638	833

Income tax effect	(255)	(333)

Minimum pension liability adjustment	(898)	(895)

Income tax effect	360	358

Other comprehensive income	(753)	(479)

Comprehensive income	3,415	2,223

See Notes to Consolidated Financial Statement 35

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(Dollars in thousands)

Years ended December 31, 2012 and 2011

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Earnings	Income/(loss)	Stock	Equity

Balance, December 31, 2010	$—	$1,802	$25,593	$4,643	$(263)	$(1,006)	$30,769
Comprehensive income:

Net Income				2,702			2,702

Other comprehensive income(loss)
Net fair value adjustment on
securities available for sale, less
reclassification adjustment for realized gains
net of tax effect of ($38)					58		58

Minimum pension liability adjustment -
net of tax effect of $358					(537)		(537)
Total other comprehensive (loss)							(479)

Cash dividends paid ($0.10 per share)				(218)			(218)
Dividends on preferred stock				(44)			(44)
Stock offering		394	6,112	(6)			6,500
Preferred stock issued	8,500			(37)			8,463
Stock based compensation			117				117
Stock dividend - 10% stock dividend		39	781	(820)
Treasury stock acquired at cost						(78)	(78)

Balance, December 31, 2011	$8,500	$2,235	32,603	$6,220	$(742)	$(1,084)	$47,732
Comprehensive income:

Net Income				4,168			4,168

Other comprehensive income/ (loss) income(loss)
Net fair value adjustment on
securities available for sale, less
reclassification adjustment for realized
gains - net of tax effect of $143					(215)		(215)

Minimum pension liability adjustment -
net of tax effect of $360					(538)		(538)
Total other comprehensive (loss)							(753)

Cash dividends paid ($0.14 per share)				(307)			(307)
Dividends on preferred stock				(136)			(136)
Stock offering in process		573	13,161				13,734
Dividend reinvestment plan proceeds		42	931				973
Stock based compensation			138				138
Stock issuance from acquisition		83	1,917				2,000
Treasury stock, acquired at cost						—

Balance, December 31, 2012	$8,500	$2,933	48,750	9,945	$(1,495)	$(1,084)	$67,549
See Notes to Consolidated Financial Statement 36

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2012 and 2011

	2012	2011
OPERATING ACTIVITIES
Net Income	$4,168	$2,702
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses	2,800	1,723
Deferred income tax (benefit)/expense	(144)	147
Depreciation	533	466
Stock based compensation	138	117
Loans originated for sale	(160,367)	(62,647)
Proceeds of loans sold	145,633	58,236
(Gain) on sale of loans held for sale	(3,415)	(897)
Loss on sale of other real estate owned	10	73
(Gain) on sale of investment securities	(638)	(833)
Amortization, net of accretion	1,240	886
(Gain) on derivatives	(72)	—
(Increase) in interest receivable and other assets	(1,911)	(1,489)
Increase in accrued interest, taxes, and other liabilities	1,384	775
NET CASH (USED IN) OPERATING ACTIVITIES	(10,641)	(741)

INVESTING ACTIVITIES
(Increase) in loans made to customers	(74,390)	(80,934)
Purchases of premises and equipment	(3,859)	(669)
Purchases of investment securities available-for-sale	(61,207)	(249,771)
Purchases of investment securities held-to-maturity	(22,046)	(7,361)
(Increase)/decrease in deposits with FHLB and Fed, net	(3,425)	9,813
Purchases of certificates of deposit with other banks	—	(9,918)
Proceeds from maturity of certificates of deposit with other banks	491	17,734
Proceeds from sales, maturities and calls of securities available-for-sale	80,240	212,300
Proceeds from maturities and calls of securities held-to-maturity	115	1,225
Proceeds from sale of other real estate owned	215	373
Branch acquisition, net of cash acquired	(15,646)	—
Purchase of bank owned life insurance	(2,105)	(2,100)
NET CASH (USED IN) INVESTING ACTIVITIES	(101,617)	(109,308)

FINANCING ACTIVITIES
Net increase in deposits	95,974	90,111
Net (decrease)/increase in repurchase agreements	(7,601)	30,212
Proceeds from FHLB and other borrowings	159,984	80,104
Principal payments on FHLB and other borrowings	(138,489)	(98,951)
Purchase of treasury stock	—	(78)
Net proceeds of stock offering	13,734	6,500
Cash dividend	(307)	(218)
Dividend reinvestment plan proceeds	973	—
Issuance of preferred stock	—	8,463
Dividends on preferred stock	(136)	(44)
NET CASH PROVIDED BY FINANCING ACTIVITIES	124,132	116,099

Increase in cash and cash equivalents	11,874	6,050

Cash and cash equivalents at beginning of period	9,763	3,713

Cash and cash equivalents at end of period	$21,637	$9,763

Supplemental disclosure of cash flow information

Loans transferred to other real estate owned	$284	$284

Cash payments for:
Interest on deposits, repurchase agreements and FHLB borrowings	$4,922	$4,958
Income taxes	$1,184	$1,101

Non-cash investing activity

Issuance of stock in acquisition	$2,000	$—
See Notes to Consolidated Financial Statement 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MVB FINANCIAL CORP. AND SUBSIDIARIES
December 31, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

MVB Financial Corp., "the Company", provides banking services to the domestic market with the primary market areas being the Marion, Harrison, Monongalia, Jefferson and Berkeley counties of West Virginia. To a large extent, the operations of the Company, such as loan portfolio management and deposit growth, are directly affected by the market area economies.

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

Investment Securities

Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts computed by the interest method from purchase date to maturity. Other marketable securities are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale, net of the deferred income tax effect, are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

Loans Held for Sale

Through Crescent Mortgage Company, Franklin American Mortgage and Freddie MAC, MVB Bank, Inc. has the ability to offer customers long-term fixed rate mortgage products without holding these instruments in the bank's loan portfolio. MVB values loans held for sale at fair value.

Derivative Financial Instruments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses and will not realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The market value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone-markets. The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

The Company utilizes interest rate swaps to manage interest rate risk. Interest rate swaps are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivatives as either a fair value hedge or a cash flow hedge according to current accounting guidance. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet. The Company also formally assesses both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The Company has not designated any derivatives as fair value hedges as of December 31, 2011. For designated cash flow hedges, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Loans are considered delinquent when scheduled principal or interest payments are 31 days past due. Interest income on loans is recognized on an accrual basis. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio. The Company consistently applies a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses, and is based upon periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Loan Origination Fees and Costs

Accounting standards require that loan origination and commitment fees and direct loan origination costs be deferred and the net amount amortized as an adjustment of the related loan's yield.

Troubled Debt Restructurings (TDRs)

A restructuring of debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The determination of whether a concession has been granted includes an evaluation of the debtor's ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest. All TDRs are considered impaired loans.

Mortgage Servicing Assets

Mortgage servicing assets (MSAs) are recorded when MVB sells mortgage loans and retains the servicing on those loans. On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained. A valuation is done to determine the MSA's value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. The amortization taken on the servicing asset for the year-ended December 31, 2012 was $47. At December 31, 2012, MVB had total loans serviced for others of $89,295.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of intangible assets was $17.6 million and $917 at December 31, 2012 and 2011, respectively.

Other Investments

Federal Home Loan Bank (FHLB) stock is recorded at cost and considered to be restricted as the Company is required by the FHLB to hold this investment, and the only market for this stock is the issuing agency. FHLB stock totaled $2,798 and $1,973 at December 31, 2012 and 2011, respectively, and is included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at the lower of cost or fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any gains or losses on sale are then recorded in other non-interest expense. At December 31, 2012 and 2011, the Company held other real estate of $207 and $176.

Net Operating Income Per Common Share

Diluted net income per common share includes any dilutive effects of stock options, and is computed by dividing net income by the average number of common shares outstanding during the period less the preferred stock dividend, adjusted for the dilutive effect of options under the Company's 2003 Stock Incentive Plan.

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

Bank-owned life insurance

Bank-owned life insurance ("BOLI") represents life insurance on the lives of certain Company employees who have provided positive consent allowing the Company to be the beneficiary of such policies. These policies are recorded at their cash surrender value, or the amount that can be realized upon surrender of the policy. Income from these policies is not subject to income taxes and is recorded as other income.

Advertising Costs

Advertising costs are expensed as incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Reclassifications

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 financial statement presentation.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

NOTE 2. INVESTMENT SECURITIES

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2012, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	35,370	988	(140)	36,218
	$35,370	$988	$(140)	$36,218

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2011, including gross unrealized gains and losses, are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	13,568	587	(11)	14,144
	$13,568	$587	$(11)	$14,144

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2012 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$21,951	$247	$(6)	$22,192
U.S. Sponsored Mortgage-backed securities	56,217	328	(169)	56,376
Other securities	934	—	—	934
	$79,102	$575	$(175)	$79,502

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2011 are summarized as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$51,165	$710	$(1)	$51,874
U.S. Sponsored Mortgage-backed securities	47,319	198	(149)	47,368
Other securities	124	—	—	124
	$98,608	$908	$(150)	$99,366
41

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The following tables summarize amortized cost and approximate fair values of securities by maturity:

	December 31, 2012
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	1,746	1,761	9,962	10,118
After five years, but within ten	9,311	9,757	23,886	24,069
After ten Years	24,313	24,700	45,254	45,315
Total	$35,370	$36,218	$79,102	$79,502

Investment securities with a carrying value of $98,209 and $94,866 at December 31, 2012 and 2011, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of December 31, 2012, the details of which are included in the following table. Although these securities, if sold at December 31, 2012 would result in a pretax loss of $315, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2012, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position:

At December 31, 2011, total temporary impairment totaled $161.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies (1)	$4,999	$(1)	$—	$—
U.S. Sponsored Mortgage-backed securities (16)	31,073	(128)	3,124	(21)
Municipal securities (3)	936	(11)	—	—
	$37,008	$(140)	$3,124	$(21)

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The following table discloses investments in an unrealized loss position:

At December 31, 2012, total temporary impairment totaled $315.

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies (3)	$9,676	$(6)	$—	$—
U.S. Sponsored Mortgage-backed securities (11)	28,688	(169)	—	—
Municipal securities (28)	11,216	(140)	—	—
	$49,580	$(315)	$—	$—

NOTE 3. LOANS

The components of loans in the balance sheet at December 31, were as follows:

(Dollars in thousands)

	2012	2011

Commercial and non-residential real estate	$298,854	$238,177
Residential real estate	130,012	121,536
Consumer and other	16,792	13,782
Net deferred fees and costs	785	327
	$446,443	$373,822

Changes in the allowance for loan losses were as follows for the years ended December 31:

(Dollars in thousands)

	2012	2011

Balance at beginning of period	$3,045	$2,478
Losses charged to allowance	(1,791)	(1,189)
Recoveries credited to allowance	22	33
Provision for loan losses	2,800	1,723
Balance at end of period	$4,076	$3,045

The following table summarizes the primary segments of the loan portfolio as of December 31, 2012 and 2011 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
December 31, 2011
Total Loans	$238,504	$105,606	$15,930	$13,217	$565	$373,822
Individually evaluated for impairment	$96,152	$6,870	$1,665	$193	$0	$104,880
Collectively evaluated for impairment	$142,352	$98,736	$14,265	$13,024	$565	$268,942

December 31, 2012
Total Loans	$299,639	$113,212	$16,800	$16,174	$618	$446,443
Individually evaluated for impairment	$203,060	$16,407	$1,824	$101	$0	$221,392
Collectively evaluated for impairment	$96,579	$96,805	$14,976	$16,073	$618	$225,051

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012 and 2011 (in thousands):

			Impaired
			Loans with
			No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2011

Commercial	$2,597	$758	$0	$2,597	$2,597
Residential	76	10	0	76	76
Home Equity	9	9	0	9	9
Installment	140	100	0	140	140
Credit Card	0	0	0	0	0
Total impaired loans	$2,822	$877	$0	$2,822	$2,822

December 31, 2012

Commercial	$3,074	$684	$0	$3,074	$3,074
Residential	43	35	0	43	43
Home Equity	0	0	0	0	0
Installment	1	1	0	1	1
Credit Card	0	0	0	0	0
Total impaired loans	$3,118	$720	$0	$3,118	$3,118

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	December
	2012	2011
Average investment in impaired loans	$2,970	$2,091
Interest income recognized on an accrual basis on impaired loans	$112	$84

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2011 and 2012 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial	$225,500	$7,752	$2,655	$2,597	$238,504
Residential	103,958	1,157	491	—	105,606
Home Equity	15,750	96	75	9	15,930
Installment	12,806	242	29	140	13,217
Credit Card	565	—	—	—	565
Total	$358,579	$9,247	$3,250	$2,746	$373,822

December 31, 2012
Commercial	$286,472	$8,646	$1,770	$2,751	$299,639
Residential	110,663	2,260	289	—	113,212
Home Equity	16,540	260	—	—	16,800
Installment	15,806	354	13	1	16,174
Credit Card	589	29	—	—	618
Total	$430,070	$11,549	$2,072	$2,752	$446,443

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2011 and 2012 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Non- Accrual	Total Loans
December 31, 2011
Commercial	$232,765	$448	$2,836	$2	$3,286	$2,453	$238,504
Residential	103,875	1,593	—	62	1,655	76	105,606
Home Equity	15,846	—	84	—	84	—	15,930
Installment	12,888	138	26	2	166	163	13,217
Credit Card	565	—	—	—	—	—	565
Total	$365,939	$2,179	$2,946	$66	$5,191	$2,692	$373,822

December 31, 2012
Commercial	$295,295	767	221	$275	$1,263	$3,081	$299,639
Residential	111,053	1,772	293	51	2,116	43	113,212
Home Equity	16,772	28	—	—	28	—	16,800
Installment	15,991	179	—	3	182	1	16,174
Credit Card	589	24	5	—	29	—	618
Total	$288,634	$2,770	$519	$329	$3,618	$3,125	$446,443

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

Loans that are 90 days past due and still accruing are both adequately secured and in the process of collection.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011 and 2012. Activity in the allowance is presented for the year ended December 31, 2012 (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance at December 31, 2010	$1,517	$460	$207	$274	$20	$2,478
Charge-offs	(522)	(349)	(177)	(105)	(6)	(1,189)
Recoveries	4	—	10	19	—	33
Provision	1,195	255	209	67	(3)	1,723
ALL balance at December 31, 2011	$2,164	$366	$249	$255	$11	$3,045
Individually evaluated for impairment	$758	$356	$240	$155	$0	$1,509
Collectively evaluatedfor impairment	$1,406	$10	$9	$100	$11	$1,536

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance at December 31, 2011	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(1,731)	—	(9)	(51)	—	(1,791)
Recoveries	5	—	5	12	—	22
Provision	2,669	148	(3)	(16)	2	2,800
ALL balance at December 31, 2012	$3,107	$514	$242	$200	$13	$4,076
Individually evaluated for impairment	$373	$432	$215	$198	$0	$1,218
Collectively evaluated for impairment	$2,734	$82	$27	$2	$13	$2,858

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Troubled Debt Restructurings

The restructuring of a loan is considered a "troubled debt restructuring" if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Troubled debt restructurings during 2012 and 2011 are set forth in the following table. No TDR’s have defaulted.

The following table presents details related to loans identified as Troubled Debt Restructurings (TDRs) at December 31, 2012 and 2011.

	New TDRs (1)
	December 31, 2012			December 31, 2011
(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	1	886	886	—	—	—
Land and construction	2	349	349	—	—	—
Other	—	—	—	1	103	103
Total commercial real estate	3	1,235	1,235	1[1]	103	103
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	1	415	415
Home equity	—	—	—	—	—	—
Consumer	3	13	13	—	—	—
Total	6	1,248	1,248	2	518	518

(1) Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

NOTE 4. BANK PREMISES, FURNITURE AND EQUIPMENT

Bank premises, furniture and equipment at December 31, were as follows:

(Dollars in thousands)	2012	2011

Bank Premises	$10,533	$7,647
Equipment, furniture and fixtures	5,054	3,445
	15,587	11,092
Allowance for depreciation	(4,233)	(3,310)
	$11,354	$7,782

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)

	2012	2011
Demand deposits of individuals, partnerships, and corporations
Interest bearing	$175,442	$113,515
Non-interest bearing	51,821	37,744
Time and savings deposits of individuals, partnerships and corporations	206,263	184,993
Deposits of states and political subdivisions	50,036	53,237
Official checks	2,957	1,056
Total Domestic Deposits	$486,519	$390,545

Time deposits of over $100 included above	$86,872	$65,316
48

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Maturities of certificates of deposit at December 31, 2012 were as follows:

2013	$120,299
2014	9,827
2015	8,157
2016	5,703
2017	3,864
Total	$147,850

NOTE 6. BORROWED FUNDS

The Company is a party to repurchase agreements with certain customers. As of December 31, 2012 and 2011, the company held repurchase agreements of $70,234 and $77,835. Information related to repurchase agreements is summarized below:

(Dollars in thousands)	2012	2011

Balance at end of year	$70,234	$77,835
Average balance during the year	67,709	61,855
Maximum month-end balance	77,852	86,507
Weighted-average rate during the year	0.76%	0.81%
Rate at December 31	0.80%	0.66%

MVB Bank, Inc. (the Bank) is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2012 was approximately $146,393. At December 31, 2012 and 2011 the Bank had borrowed $32,600 and $9,767.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)

	2012	2011

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.405% is payable monthly	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, payable in monthly installments of $11, including interest of 5.140%	763	851

Fixed interest rate note, originating April 2002, due May 2017, payable in monthly installments of $4, including interest of 5.90%	615	631

Floating interest rate note, originating March 2003, interest payable monthly of 0.25%	23,065	—

Fixed interest rate note, originating July 2006, due July 2016, payable in monthly installments of $8, including interest of 4.50%	1,258	1,301

Fixed interest rate note, originating October 2006, due October 2021, payable in monthly installments of $6, including interest of 5.20%	1,047	1,068

Fixed interest rate note, originating April 2007, due April 2022, payable in monthly installments of $6, including interest of 5.18%	995	1,015

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	879	896

Fixed interest rate note, originating December 2007, due December 2017, payable in monthly installments of $7, including interest of 5.25%	978	1,005

Fixed interest rate note, originating March 2008, due March 2013, interest of 2.37% payable quarterly	2,000	2,000

	$32,600	$9,767

In March 2007 the Company completed the private placement of $4 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the "Trust"). The Company established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The proceeds from the sale of the Trust Preferred Securities will be loaned to the Company under subordinated Debentures (the "Debentures") issued to the Trust pursuant to an Indenture. The Debentures are the only asset of the Trust. The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations. The securities issued by the Trust are includable for regulatory purposes as a component of the Company's Tier I capital.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The Trust Preferred Securities and the Debentures mature in 2037 and are redeemable by the Company in 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of December 31, 2012 and 2011 and interest expense of $87 and $81 for the years ended December 31, 2012 and 2011.

Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.

PMG had borrowings of $59.0 million at December 31, 2012, which were comprised of three lines. A floating rate line at BB&T which originated January 26, 2012, with a rate of 3.50% and a balance of $18.8 million at December 31, 2012, a floating rate line with Comerica, originated February 27, 2012, with a rate of 3.50% and a balance of $17.6 million at December 31, 2012 and a floating rate line with United Bank, originating September 15, 2011, with a rate of 3.00% and a balance of $22.5 million.

A summary of maturities of these borrowings over the next five years is as follows:

Year	Amount
2013	$61,261
2014	1,257
2015	271
2016	1,353
2017	1,582
Thereafter	30,017
$95,741

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Total contractual amounts of the commitments as of December 31 were as follows:

(Dollars in thousands)

	2012	2011

Available on lines of credit	$60,357	$45,627
Stand-by letters of credit	458	346
Other loan commitments	1,616	1,423
	$62,431	$47,396

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the Marion, Harrison, Monongalia, Jefferson and Berkeley County areas of West Virginia and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management's credit evaluation.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)

Current:	2012	2011

Federal	$1,479	$658
State	331	207
	$1,810	$865

Deferred expense(benefit)
Federal	$(115)	$112
State	(29)	35
	(144)	147
Income Tax expense	$1,666	$1,012
52

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2012		2011
	Amount	%	Amount	%

Tax at Federal tax rate	$1,984	34.0%	$1,263	34.0%
Tax effect of:
State income tax	146	2.5%	93	2.5%
Tax exempt earnings	(465)	-8.0%	(345)	-9.3%
Other	1	0.0%	1	0.0%
	$1,666	28.5%	$1,012	27.2%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax liabilities and (assets) were comprised of the following at December 31:

	2012	2011

Depreciation	$477	$482
Unrealized loss on securities available-for-sale	160	303
Pension	184	(9)
Gross deferred tax liabilities	821	776

Allowance for loan losses	(1,203)	(871)
Minimum pension liability	(1,157)	(798)
Gross deferred tax (assets)	(2,360)	(1,669)

Net deferred tax (asset)	$(1,539)	$(893)

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

	Balance at			Balance
	Beginning			at end
(Dollars in thousands)	of Year	Borrowings	Repayments	of Year

December 31, 2012	$13,300	$12,978	$(2,707)	$23,571

December 31, 2011	$13,995	$2,004	$(2,699)	$13,300

The Company held related party deposits of $11,483 and $14,973 at December 31, 2012 and December 31, 2011, respectively.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The Company held related party repurchase agreements of $361 and $1,313 at December 31, 2012 and December 31, 2011, respectively.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee's compensation. The Company's funding policy is to fund normal costs of the plan as accrued. Contributions are intended to provide not only for benefits attributed to service to date, but also for those benefits expected to be earned in the future. The Company participated in the pension plan beginning January 1, 1999. The Company has recognized estimated pension expense of $502 and $410 for the years ended December 31, 2012 and 2011.

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2012 and 2011 is as follows:

(Dollars in thousands)	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$4,214	$3,059
Service cost	424	356
Interest cost	210	166
Actuarial loss	998	669
Benefits paid	(48)	(36)
Benefit obligation at end of year	$5,798	$4,214

Change in plan assets:
Fair value of plan assets at beginning of year	$2,198	$1,794
Actual return on plan assets	232	(113)
Employer contribution	984	553
Benefits paid	(48)	(36)
Fair value of plan assets at end of year	$3,366	$2,198

Funded status	$(2,432)	$(2,016)
Unrecognized net actuarial loss	2,890	1,990
Unrecognized prior service cost	2	4
Prepaid pension cost recognized	$460	$(22)

Accumulated benefit obligation	$4,473	$3,288

At December 31, 2012 and 2011, the weighted average assumptions used to determine the benefit obligation are as follows:

Discount rate	4.31%	5.06%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows:

Service cost	$424	$356
Interest cost	210	166
Expected return on plan assets	(251)	(180)
Amortization of prior service costs	2	2
Amortization of loss	117	66
Net periodic pension cost	$502	$410
54

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

At December 31, 2012 and 2011, the weighted average assumptions used to determine net periodic pension cost are as follows:

Discount rate	5.06%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%

The Company's pension plan asset allocations at December 31, 2012 and 2011, as well as target allocations for 2013 are as follows:

Asset Category	2013 Target	12/31/2012	12/31/2011
Equity securities	60%	54%	72%
Balanced fund	30%	25%	24%
Other	10%	21%	4%
Total	100%	100%	100%

The net transition obligation (asset), prior service cost (credit), and estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are shown in the table below.

	2013	2012

Expected amortization of transition obligation (asset)	$—	$—
Expected amortization of prior service cost (credit)	2	2
Expected amortization of net loss (gain)	186	117

The fair value of MVB's pension plan assets at December 31, 2012 by asset class are as follows:

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan's assets at fair value as of December 31, 2012.

	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$707	$—	$—	$707
Investment in equity securities	$1,818	$—	$—	$1,818
Investment in debt securities	$—	$841	$—	$841

Total assets at fair value	$2,525	$841	$—	$3,366

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Cash Flow

Contributions for the period of 01/01/13 through 12/31/13	$409,563
Estimated future benefit payments reflecting expected future service

1/1/2013 through 12/31/2013	$145,222
1/1/2014 through 12/31/2014	$150,428
1/1/2015 through 12/31/2015	$164,048
1/1/2016 through 12/31/2016	$204,050
1/1/2017 through 12/31/2017	$210,551
1/1/2018 through 12/31/2022	$1,401,378

NOTE 11. INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia. This office held assets of $1.8 million and total deposits of $17.1 million. As a result of this transaction, the Company recorded intangible assets. As of December 31, 2012 the Company has allocated $12 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years. The original amount of the core deposit intangible was $128, with $116 amortized through December 31, 2012 and $12 remaining to be amortized over the next three years. The remaining $897 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company. In December 2012 the Company purchased Potomac Mortgage Group (PMG), a mortgage company in Northern Virginia. As a result of this transaction, MVB recorded $16.7 million in goodwill. This goodwill will be evaluated for impairment on an annual basis each December.

NOTE 12. STOCK OFFERING

During 2012 the Company began a confidential offering to accredited investors. As of December 31, 2012 the Company had received signed offering memoranda and payment for 573,263 shares totaling $13.7 million in additional capital at December 31, 2012. The proceeds of this offering are being used to support the acquisition of PMG as well as continued growth of the Company. During 2011 the Company issued 393,305 shares, concluding 2011 with outstanding shares of 2,234,767. A 10% stock dividend declared December 21, 2010 with a record date of January 25, 2011, payable February 15, 2011 resulted in an additional 39,071 shares. In 2012, MVB implemented a dividend reinvestment plan (DRIP) which resulted in the addition of 41,538 shares totaling $973,000 in additional capital.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital. MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year. At December 31, 2012 and 2011, MVB's loan production qualified for the lowest dividend rate possible of 1%. MVB may continue to utilize the SBLF capital for a period of four and one half years at the 1% dividend rate so long as loan growth continues to support the reduced rate.

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan provides for the issuance of stock options to selected employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. All options granted prior to 2004 vest in 4 years, and expire 10 years from the date of grant. For options granted in 2004 and 2005 the vesting period has been accelerated to fully vest at December 31, 2005. These options also expire 10 years from the date of the grant. Options granted in 2006, 2007, 2010, 2011 and 2012 vest in 5 years and expire 10 years from the date of the grant, with the exception of 10,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of the grant.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The following summarizes MVB's stock options as of December 31, and the changes for the year then ended:

	2012		2011
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	239,576	$16.46	207,297	$17.88
Granted	79,500	24.00	10,500	20.45
Adjust for 10% stock dividend	—	—	21,779	—
Exercised	—	—	—	—
Forfeited/expired	—	—	—	—

Outstanding at end of year	319,076	$18.34	239,576	$16.46

Exercisable at end of year	172,880	$15.63	148,973	$15.13

Weighted-average fair value of options granted		$1.88		$3.67
during the year

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 1.67% and 3.29% for 2012 and 2011 and a weighted average expected life of the options of 7 years for both 2012 and 2011. The expected volatility of MVB's stock price used for 2012 options was 5.60%, while for the 2011 options it was 5.40%. The expected dividend yield used was .50% for both 2012 and 2011.

The following summarizes information concerning MVB's stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Options	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price

$14.55	127,376	4.00	$14.55	172,880	$15.63
$18.18	89,650	8.00	$18.18
$20.45	22,550	8.00	$20.45
$24.00	79,500	10.00	$24.00

NOTE 14. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined. As of December 31, 2012 and 2011, the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Both the Company's and the Bank's actual capital amounts and ratios are presented in the table below.

			MINIMUM		MINIMUM
			TO BE WELL		FOR CAPITAL
	ACTUAL		CAPITALIZED		ADEQUACY PURPOSES

	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
(Dollars in thousands)

As of December 31, 2012
Total Capital
(to risk-weighted assets)
Consolidated	$55,527	12.3%	N/A	N/A	$36,243	8.0%
Subsidiary Bank	$59,231	13.1%	$45,303	10.0%	$36,243	8.0%

Tier I Capital
(to risk-weighted assets)
Consolidated	$51,451	11.4%	N/A	N/A	$18,121	4.0%
Subsidiary Bank	$55,155	12.2%	$27,182	6.0%	$18,121	4.0%

Tier I Capital
(to average assets)
Consolidated	$51,451	8.4%	N/A	N/A	$25,323	4.0%
Subsidiary Bank	$55,155	9.0%	$31,630	5.0%	$25,304	4.0%

As of December 31, 2011
Total Capital
(to risk-weighted assets)
Consolidated	$50,603	14.8%	N/A	N/A	$27,421	8.0%
Subsidiary Bank	$54,291	15.8%	$34,276	10.0%	$27,421	8.0%

Tier I Capital
(to risk-weighted assets)
Consolidated	$47,558	13.9%	N/A	N/A	$13,710	4.0%
Subsidiary Bank	$51,246	14.9%	$20,566	6.0%	$13,710	4.0%

Tier I Capital
(to average assets)
Consolidated	$47,558	8.9%	N/A	N/A	$21,354	4.0%
Subsidiary Bank	$51,246	9.6%	$26,686	5.0%	$21,349	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank's net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012:

(Dollars in thousands)
Years ended December 31:
2013	$390
2014	310
2015	322
2016	258
2017	142
Thereafter	471
Total minimum payments required:	$1,893

Total lease expense for the years ended December 31, 2012 and 2011 was $251 and $156, respectively.

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

Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

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

Loans held for sale: Estimated fair values of loans held for sale approximate their carrying values.

Bank Owned Life Insurance: Estimated fair values of bank owned life insurance approximate the cash surrender value of the policies.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

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

Subordinated debt: The fair value of long-term debt approximates its fair value.

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

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The carrying values and estimated fair values of the Company's financial instruments are summarized as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
		Estimated	Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
(Dollars in thousands)	Value	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and due from banks	$21,637	$21,637	$21,637	$—
Interest bearing balances with banks	13,130	13,554	13,130	—
CDs
Securities available-for-sale	79,502	80,138	—	79,502	—
Securities held-to-maturity	35,370	36,218	—	36,218
Loans	446,443	457,158	—	—	457,158
Loans held for sale	85,529	85,529	—	85,529	—
Derivative on loans held for sale	1,261	1,261		1,261	—
Bank owned life insurance	10,524	10,524	10,524
Accrued interest receivable	1,778	1,778	1,778	—
	$695,174	$707,797	$47,069	$202,510	$457,158
Financial liabilities:
Deposits	$486,519	$498,244	$329,083	$—	$169,161
Repurchase agreements	70,234	70,234	70,234	—	—
FHLB and other borrowings	91,617	94,487	—	—	94,487
Accrued interest payable	329	329	329	—	—
Subordinated debt	4,124	4,664	$4,664	$—	$—
	$652,823	$667,958	$404,310	$—	$263,648

	December 31, 2011
		Estimated
	Carrying	Fair
	Value	Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$9,763	$9,763
Interest bearing balances with banks	10,196	10,216
Securities available-for-sale	99,366	99,366
Securities held-to-maturity	13,568	14,144
Loans	373,822	388,027
Loans held for sale	7,147	7,147
Accrued interest receivable	1,582	1,582
	$515,444	$530,245
Financial liabilities:
Deposits	$390,545	$400,894
Repurchase agreements	77,835	77,861
FHLB and other borrowings	9,767	11,027
Accrued interest payable	341	341
Subordinated debt	4,124	4,124
	$482,612	$494,247

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

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

Level III:   Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2012 and 2011 by level within the fair value hierarchy. As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classified investments in government securities as Level 2 instruments and valued them using the market approach. All measurements are made on a recurring basis, with the exception of other real estate and impaired loans, which are measured on a non-recurring basis.

	December 31, 2012				December 31, 2011
(In Thousands)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total

Assets:
U.S. Government Agency Securities		22,192		22,192		51,874		51,874
U.S. Sponsored Mortgage backed Securities		56,376		56,376		47,368		47,368
Other Securities		934	—	934		124		124
Loans held for sale		85,529	—	85,529		7,147	—	7,147
Derivative on loans held for sale		1,261	—	1,261			—	—
Other Real Estate Owned		—	207	207		—	176	176
Impaired Loans		—	3,118	3,118		—	2,822	2,822
Total		166,292	3,325	169,617		106,513	2,998	109,511

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which MVB has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range Weighted Average
December 31, 2012
Impaired loans	3,118	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)

Other real estate owned and repossessed assets	207	Appraisal of collateral (1),(3)

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

NOTE 19. ACQUISITION OF PMG

On December 20, 2012, the Company acquired Potomac Mortgage Group, LLC (PMG), a mortgage loan company based in Northern Virginia. The acquisition significantly expands MVB's mortgage production capacity.

PMG operated four offices, with their main location in Fairfax, VA. Under terms of the agreement, the Company acquired PMG for a total purchase price of $19 million, $17 million in cash and $2 million in MVB Financial Corp. stock. As a result of the acquisition, the Company issued 83,333 common shares, or 3.7% of the total shares outstanding, to the majority owner of PMG. PMG is now a wholly owned subsidiary of MVB Bank, Inc.

The acquired assets and liabilities were measured at estimated fair values. Fair values of loans held for sale were based upon the locked in sales price recorded on each individual loan in the portfolio. Other assets and liabilities were insignificant to the transaction. Outstanding lines of credit were recorded at their book value. The transaction resulted in MVB recording $16.7 million in goodwill, which will be measured for impairment each December 1.

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

The following condensed statement reflects the values assigned to PMG's net assets and liabilities as of the acquisition date:

Total Purchase Price		$19,000

Net Assets Acquired

Cash	1,354
Loans held for sale	60,233
Other assets	2,907
Lines of credit	(60,355)
Other liabilities	(1,864)
Fair value of net assets acquired		2,275
Goodwill resulting from PMG acquisition		$16,725

The company recorded goodwill with the acquisition of PMG of $16.7 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the year ended December 31, 2012. The carrying amount of the goodwill at December 31, 2012 was $16.7 million.

The following table presents financial information regarding PMG included in MVB's Consolidated Statements of Income from the date of acquisition through December 31, 2012 under the column "Actual from acquisition date through December 31, 2012". In addition the following table presents unaudited pro forma information as if the acquisition of PMG had occurred on January 1, 2011 under the "Pro forma" columns. The proforma information does not necessarily reflect the results of operations that would have occurred had the Company merged with PMG at the beginning of 2011.

	Actual from	Proforma
	acquisition date through	year ended December 31
	December 31, 2012	2012	2011

Net interest income	$3	$17,324	$14,396
Noninterest income	618	7,749	9,476
Net income	39	4,168	4,394
Pro forma earnings per share
Basic		$1.84	$1.43
Diluted		1.79	1.41
64

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

NOTE 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The investment of the Company in its second tier subsidiaries is presented on the equity method of accounting. Information relative to the parent company's balance sheets at December 31, 2012 and 2011, and the related statements of income and cash flows for each of those years are presented below

(Dollars in thousands, except share data)
Balance Sheets	December 31
Assets	2012	2011

Cash	$158	$167
Investment in bank subsidiary,
eliminated in consolidation	71,253	51,421
Other assets	302	293
Total assets	$71,713	$51,881

Liabilities and shareholders' equity
Liabilities
Other liabilities	$40	$25
Long-term debt	4,124	4,124
Total liabilities	4,164	4,149

Stockholders' equity
Preferred stock, par value $1,000; 8,500
and 8,500 shares authorized, 8,500 and
8,500 shares issued	$8,500	$8,500
Common stock, par value $14,000,000
shares authorized; 2,932,901 and 2,234,767 shares
issued respectively	2,933	2,235
Additional paid in capital	48,750	32,603
Treasury stock	(1,084)	(1,084)
Retained earnings	9,945	6,220
Accumulated other comprehensive income	(1,495)	(742)
Total stockholders' equity	67,549	47,732
Total liabilities and stockholders' equity	$71,713	$51,881

(Dollars in thousands)
Statements of Income	2012	2011
Income - dividends from bank subsidiary	$531	$473
Expenses - operating	350	296
Income before income taxes and undistributed income	181	177
Income tax (benefit)	(133)	(112)
Income after tax (benefit)	314	289
Equity in undistributed income of bank subsidiary	3,854	2,413
Net income	$4,168	$2,702

Preferred dividends	136	44
Net income available to common shareholders’	$4,032	$2,658
Comprehensive income	$3,415	$2,223
65

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012
(Dollars in thousands)
Statements of Cash Flows	2012	2011
OPERATING ACTIVITIES
Net income	$4,168	$2,702
Equity in undistributed income of bank subsidiary	(3,854)	(2,413)
Decrease/(increase) in other assets	(9)	92
Increase in other liabilities	15	21
Stock option expense	138	117

Net cash provided by
operating activities	458	519

INVESTING ACTIVITIES
Investment in subsidiary	(14,731)	(16,754)

Net cash (used in)/provided by
investing activities	(14,731)	(16,754)

FINANCING ACTIVITIES
Proceeds of stock offering	13,734	6,500
Proceeds from dividend reinvestment plan	973	—
Preferred stock issued	—	8,463
Cash dividend	(307)	(218)
Preferred stock dividend	(136)	(44)
Purchase of treasury stock	—	(78)

Net cash provided by financing activities	14,264	14,623

(Decrease)/increase in cash	(9)	(1,612)

Cash at beginning of period	167	1,779

Cash at end of period	$158	$167

Non-cash investing activity

Issuance of stock in acquisition	$2,000	—

Table of Contents NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MVB FINANCIAL CORP. AND SUBSIDIARIES December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
MVB Financial Corp.

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVB Financial Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Wheeling, West Virginia

March 15, 2013

S. R. Snodgrass, A.C. • 980 National Road. Wheeling, West Virginia 26003-6400 • Phone: (304) 233-5030 • Facsimile: (304) 233-3062

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2012, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because there were no material weaknesses discovered, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

Date: March 15, 2013	/s/ Larry F. Mazza
Larry F. Mazza
President & CEO

Date: March 15, 2013	/s/ Eric L. Tichenor
Eric L. Tichenor
Senior Vice President & CFO

ITEM 9B.OTHER INFORMATION

No response required.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of MVB include those persons identified under "Management Nominees to the Board of MVB" on pages 2-5 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2013.

ITEM 11.EXECUTIVE COMPENSATION

See "Executive Compensation" on pages 9-11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2013.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Principal Holders of Voting Securities" on page 12 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2013 which section is expressly incorporated by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Total loans outstanding from the Bank at December 31, 2012 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $23.6 million or 34.9% of total equity capital and 5.3% of total loans. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on page 16 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2013.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 70. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2012

Exhibit Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Filed herewith

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of S.R. Snodgrass, A.C., Independent Auditors	Found on Page 66 herein

99.2	Employment Agreement of H. Edward Dean, III	Form 8-K, filed December 3, 2012 and incorporated by reference herein.

99.3	Employment Agreement of Frederick E. Brooks	Form 8-K, filed December 3, 2012 and incorporated by reference herein.

99.4	Employment Agreement of Peter Cameron	Form 8-K, filed December 3, 2012 and incorporated by reference herein.

