Form 10-K/A
period 2012-12-31
MVB FINANCIAL CORP
filed 2013-04-19
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ To __________

Commission file Number 000-50567

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

Common Stock, $1.00 Par

(Title of Class)

EXPLANATORY NOTE

On March 31, 2013 the Company filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the 10-K) and related exhibits with Securities and Exchange Commission (“SEC”). The Company has determined that it needs to correct its 10-K filing Exhibits 31.1 and 31.2, which are the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, due to an inadvertent error in misstating the requisite language. The Company inadvertently omitted from its 10-K filing Exhibits 32.1 and 32.2 which are the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. In addition, the Company has corrected the listing of subsidiaries in Exhibit 21. The Company hereby files this amendment to the 10-K (the 10-K/A) to include corrected listing of subsidiaries, in Exhibit 21, and the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. None of the other information previously disclosed in the 10-K is modified by this 10-K/A.

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

ITEM 11.EXECUTIVE COMPENSATION

See "Executive Compensation" on pages 9-10 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2013.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See "Principal Holders of Voting Securities" on page 14 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2013 which section is expressly incorporated by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Independent Registered Accounting Firm” on page 19 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 71. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2012

Exhibit Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.3	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Filed herewith

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

32.2	Certificate of Principal Financial Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of S.R. Snodgrass, A.C., Independent Auditors	Found on Page 66 herein

99.2	Employment Agreement of H. Edward Dean, III	Form 8-K, filed December 3, 2012 and incorporated by reference herein.

99.3	Employment Agreement of Frederick E. Brooks	Form 8-K, filed December 3, 2012 and incorporated by reference herein.

99.4	Employment Agreement of Peter Cameron	Form 8-K, filed December 3, 2012 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.
(Registrant)
By:	/s/ Larry F. Mazza
Larry F. Mazza, President and CEO
Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

/s/ Larry F. Mazza	Date: April 16, 2013
Larry F. Mazza, President and CEO

/s/ Eric L. Tichenor *	Date: April 16, 2013
Eric L. Tichenor, Senior Vice President and CFO

/s/ Stephen R. Brooks *	Date: April 16, 2013
Stephen R. Brooks, Director

/s/ Joseph P. Cincinnati *	Date: April 16, 2013
Joseph P. Cincinnati, Director

/s/ Berniece D. Collis *	Date: April 16, 2013
Berniece D. Collis, Director

/s/ H. Edward Dean, III *	Date: April 16, 2013
H. Edward Dean, Director

/s/ James R. Martin *	Date: April 16, 2013
James R. Martin, Director

/s/ Barbara A. McKinney *	Date: April 16, 2013
Barbara A. McKinney, Director

/s/ Saad Mossallati *	Date: April 16, 2013
Saad Mossallati, Director

/s/ Kelly R. Nelson *	Date: April 16, 2013
Kelly R. Nelson, Director

/s/ Leonard W. Nossokoff *	Date: April 16, 2013
Leonard W. Nossokoff, Director

/s/ J. Christopher Pallotta *	Date: April 16, 2013
J. Christopher Pallotta, Director

/s/ Nitesh S. Patel *	Date: April 16, 2013
Nitesh S. Patel, Director

/s/ Louis W. Spatafore *	Date: April 16, 2013
Louis W. Spatafore, Director

/s/ Richard L. Toothman *	Date: April 16, 2013
Richard L. Toothman, Director

/s/ Michael F. Trent *	Date: April 16, 2013
Michael F. Trent, Director

/s/ Roger J. Turner *	Date: April 16, 2013
Roger J. Turner, Director

/s/ Samuel J. Warash *	Date: April 16, 2013
Samuel J. Warash, Director

* By:	/s/ Larry F. Mazza, Attorney-in-Fact
Pursuant to Power of Attorney

