Form 10-Q
period 2013-03-31
MVB FINANCIAL CORP
filed 2013-05-15
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

As of May 14, 2013, the number of shares outstanding of the issuer’s only class of common stock was 3,492,165.

1

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	March 31	December 31
	2013	2012
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$14,436	$21,637
Interest bearing balances	37,175	3,703
Certificates of deposits in other banks	9,427	9,427
Investment securities:
Securities held-to-maturity, at cost	35,314	35,370
Securities available-for-sale, at fair value	77,492	79,502

Loans:	456,582	446,443
Less: Allowance for loan losses	(4,639)	(4,076)
Net loans	451,943	442,367
Loans held for sale	73,395	85,529
Bank premises, furniture and equipment, net	12,825	11,354
Bank owned life insurance	10,615	10,524
Accrued interest receivable and other assets	16,355	9,734
Goodwill	17,622	17,622
Total assets	$756,599	$726,769
Liabilities
Deposits
Non-interest bearing	$61,994	$54,620
Interest bearing	458,269	431,899
Total deposits	520,263	486,519

Accrued interest, taxes and other liabilities	8,036	6,726
Repurchase agreements	69,761	70,234
Federal Home Loan Bank and other borrowings	72,422	91,617
Subordinated debt	4,124	4,124
Total liabilities	674,606	659,220

Stockholders’ equity
Preferred stock, $1,000 par value, 8,500 shares authorized and issued	8,500	8,500
Common stock, $1 par value, 4,000,000 authorized, 3,492,165 and 2,932,901 issued	3,492	2,933
Additional paid-in capital	61,646	48,750
Treasury stock, 51,077 and 51,077 shares, respectively	(1,084)	(1,084)
Retained earnings	10,955	9,945
Accumulated other comprehensive (loss)	(1,516)	(1,495)
Total stockholders’ equity	81,993	67,549
Total liabilities and stockholders’ equity	$756,599	$726,769
See accompanying notes to unaudited financial statements. 2

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Three Months Ended
	March 31
	2013	2012
Interest income
Interest and fees on loans	$4,908	$4,588
Interest on deposits with other banks	45	58
Interest on investment securities – taxable	279	426
Interest on tax exempt loans and securities	482	307
Total interest income	5,714	5,379

Interest expense
Deposits	907	965
Repurchase agreements	123	114
FHLB and other borrowings	127	116
Long-term debt	20	22
Total interest expense	1,177	1,217
Net interest income	4,537	4,162
Provision for loan losses	1,000	675
Net interest income after provision for loan losses	3,537	3,487

Other income
Service charges on deposit accounts	137	161
Income on bank owned life insurance	92	78
Visa debit card income	123	111
Income on loans held for sale	5,097	430
Capitalized servicing retained income	338	—
Other operating income	646	188
Gain on sale of securities	1	66
Gain on derivative	877	—
Total other income	7,311	1,034

Other expense
Salary and employee benefits	6,220	1,956
Occupancy expense	430	204
Equipment expense	328	156
Data processing	712	88
Visa debit card expense	102	91
Advertising	236	167
Legal and accounting fees	202	116
Printing, stationery and supplies	88	34
Consulting fees	120	113
FDIC insurance	139	27
Other taxes	63	44
Other operating expenses	765	342
Total other expense	9,405	3,338
Income before income taxes	1,443	1,183
Income tax expense	255	322
Net income	$1,188	$861
Preferred dividends	21	21
Net income available to common shareholders	$1,167	$840
Basic net income per share after preferred dividends	$0.40	$0.38
Diluted net income per share after preferred dividends	$0.39	$0.38
Basic weighted average shares outstanding	2,925,547	2,183,690
Diluted weighted average shares outstanding	2,993,342	2,233,747

See accompanying notes to unaudited financial statements. 3

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	March 31, 2013	March 31, 2012

Net Income	1,188	861

Other comprehensive income/(loss), net of tax:

Securities available for sale not other than temporarily impaired:

Unrealized holding gains/(losses) during the year	(36)	(89)

Income tax effect (benefit)	14	75

Reclassification adjustment for gain recognized in income	1	66

Income tax effect (benefit)	—	(26)

Other comprehensive (loss)	(21)	(74)

Comprehensive income	1,167	787

See accompanying notes to unaudited financial statements. 4

MVB Financial Corp. and Subsidiaries Consolidated Statements of Cash Flows	Three Months Ended
(Unaudited) (Dollars in thousands)	March 31	March 31
	2013	2012
Operating activities
Net income	$1,188	$861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	675
Deferred income tax (benefit)/expense	(188)	201
Depreciation	194	128
Stock based compensation	36	40
Loans originated for sale	(239,958)	(23,232)
Proceeds of loans sold	257,743	26,463
(Gain) on sale of loans held for resale	(4,774)	(460)
Loss on sale of other real estate owned	—	2
(Gain) on sale of investment securities	(1)	(66)
(Gain) on derivatives	(877)	—
Amortization, net of accretion	270	265
(Increase) in interest receivable and other assets	(6,419)	(483)
Increase (decrease) in accrued interest, taxes, and other liabilities	1,310	(640)
Net cash provided by operating activities	9,524	3,754
Investing activities
(Increase) in loans made to customers	(10,576)	(27,078)
Purchases of premises and equipment	(1,665)	(90)
(Increase) in deposits with FHLB and Fed, net	(33,472)	(11,046)
Purchases of certificates of deposit in other banks	—	—
Maturities of certificates of deposit in other banks	—	246
Purchases of investment securities available-for-sale	(3,226)	(13,281)
Proceeds from sales, maturities and calls of securities
Available-for-sale	4,988	11,323
Proceeds from sales, maturities and calls of securities
held to maturity	—	—
Proceeds from sale of other real estate owned	—	30
Purchases of investment securities held-to-maturity	—	(535)
Adjustment of branch acquisition	(157)	—
Purchase of bank owned life insurance	(91)	—
Net cash (used in) investing activities	(44,199)	(40,431)
Financing activities
Net increase in deposits	33,744	49,709
Net (decrease) in repurchase agreements	(473)	(10,930)
Proceeds from Federal Home Loan Bank borrowings	142,680	28,590
Principal payments on Federal Home Loan Bank borrowings	(161,875)	(28,647)
Net proceeds of stock offering	13,419	—
Dividends on preferred stock	(21)	(21)
Net cash provided by financing activities	27,474	38,701
Increase/(decrease) in cash and cash equivalents	(7,201)	2,024
Cash and cash equivalents - beginning of period	21,637	9,763
Cash and cash equivalents - end of period	$14,436	$11,787
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$1,222	$1,218
Income taxes	$—	$—
See accompanying notes to unaudited financial statements. 5

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accounting and reporting policies of MVB Financial Corp. (“MVB”) and its subsidiaries (“Subsidiaries”), including MVB Bank, Inc. (the “Bank”) and the Bank’s subsidiary Potomac Mortgage Group, Inc. (“PMG”), conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change. Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet as of December 31, 2012 has been extracted from audited financial statements included in the Company’s 2012 filing on Form 10-K and the amended filing on Form 10-K/A. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2012, Form 10-K and subsequent amended Form 10-K/A filed with the Securities and Exchange Commission.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Note 2. - Loans

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013. Activity in the allowance is presented for the period ended March 31, 2013 (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/11	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(544)	—	—	(5)	—	(549)
Recoveries	—	—	1	1	—	2
Provision	626	30	(4)	22	1	675
ALL balance 3/31/12	$2,246	$396	$246	$273	$12	$3,173
Individually evaluated for impairment	$803	$16	$—	$100	$—	$919
Collectively evaluated for impairment	$1,443	$380	$246	$173	$12	$2,254

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/12	$3,107	$514	$242	$200	$13	$4,076
Charge-offs	(500)	(2)	—	—	—	(502)
Recoveries	22	36	7	—	—	65
Provision	1,016	(58)	22	16	4	1,000
ALL balance 3/31/13	$3,645	$490	$271	$216	$17	$4,639
Individually evaluated for impairment	$668	$35	$—	$1	$—	$704
Collectively evaluated for impairment	$2,977	$444	$271	$215	$17	$3,935

The ALL is based on estimates, and actual losses will vary from current estimates. Company and Bank management believe that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following table summarizes the primary segments of the Company loan portfolio as of December 31, 2012 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2012
Total Loans	$299,639	$113,212	$16,800	$16,174	$618	$446,443
Individually evaluated for impairment	$203,060	$16,407	$1,824	$101	$0	$221,392
Collectively evaluated for impairment	$96,579	$96,805	$14,976	$16,073	$618	$225,051

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2013 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

Mar. 31, 2013
Total Loans	$314,933	$104,908	$18,926	$17,234	$581	$456,582
Individually evaluated for impairment	$52,206	$1,875	$—	$34	$—	$54,115
Collectively evaluated for impairment	$262,727	$103,033	$18,926	$17,200	$581	$402,467

Bank management evaluates individual loans in all of the commercial segments for possible impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Bank management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Bank management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank also separately evaluates individual consumer and residential mortgage loans for impairment.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Dec 31, 2012	Investment	Allowance	Investment	Investment	Balance

Commercial	$3,074	$684	$—	$3,074	$3,074
Residential	43	35	—	43	43
Home Equity	—	—	—	—	—
Installment	1	1	—	1	1
Credit Card	—	—	—	—	—
Total impaired loans	$3,118	$720	$—	$3,118	$3,118

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2013 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Mar. 31, 2013	Investment	Allowance	Investment	Investment	Balance

Commercial	$1,441	$668	$—	$1,441	$1,441
Residential	43	35	190	233	233
Home Equity	—	—	—	—	—
Installment	1	1	—	1	1
Credit Card	—	—	—	—	—
Total impaired loans	$1,485	$704	$190	$1,675	$1,675

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	March 31
	2013	2012
Average investment in impaired loans	$2,302	$4,025
Interest income recognized on an accrual basis on impaired loans	$21	$40

Bank management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as "Pass" rated. The criticized rating categories utilized by Bank management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank's Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Bank’s Credit Department performs an annual review of all commercial relationships $750,000 or greater. Confirmation of the appropriate risk grade is included in the review on an ongoing basis. The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews larger commercial relationships or criticized relationships. The Bank’s Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the Company loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2012 and March 31, 2013 (in thousands):

		Special
Dec. 31, 2012	Pass	Mention	Substandard	Doubtful	Total

Commercial	$286,472	$8,646	$1,770	$2,751	$299,639
Residential	110,663	2,260	289	—	113,212
Home Equity	16,540	260	—	—	16,800
Installment	15,806	354	13	1	16,174
Credit Card	589	29	—	—	618
Total	$430,070	$11,549	$2,072	$2,752	$446,443

		Special
Mar. 31, 2013	Pass	Mention	Substandard	Doubtful	Total

Commercial	$299,838	$8,925	$5,053	$1,118	$314,934
Residential	102,187	2,245	432	43	104,907
Home Equity	18,617	309	—	—	18,926
Installment	16,922	291	20	1	17,234
Credit Card	560	21	—	—	581
Total	$438,124	$11,791	$5,505	$1,162	$456,582
9

Bank management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012 and March 31, 2013 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Dec. 31, 2012
Commercial	$295,295	$767	$221	$275	$1,263	$3,081	$299,639
Residential	111,053	1,772	293	51	2,116	43	113,212
Home Equity	16,772	28	—	—	28	—	16,800
Installment	15,991	179	—	3	182	1	16,174
Credit Card	589	24	5	—	29	—	618
Total	$439,700	$2,770	$519	$329	$3,618	$3,125	$446,443

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Mar. 31, 2013
Commercial	$311,803	$397	$34	$300	$731	$2,400	$314,934
Residential	102,949	1,488	238	—	1,726	232	104,907
Home Equity	18,891	35	—	—	35	—	18,926
Installment	17,097	66	1	69	136	1	17,234
Credit Card	560	—	10	11	21	—	581
Total	$451,300	$1,986	$283	$380	$2,649	$2,633	$456,582

The ALL is maintained to absorb losses from the loan portfolio. The ALL is based on the Bank management's continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

The classes described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis. Company and Bank management track the historical net charge-off activity at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Commercial, Mortgage and Consumer pools currently utilize a rolling 12 quarters.

"Pass" rated credits are segregated from "Criticized" credits for the application of qualitative factors. Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

Company and Bank management have identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volume and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance.

The following table presents details related to loans identified as Troubled Debt Restructurings (“TDRs”) during the three months ended March 31, 2013:

	New TDRs (1)
	For the Three Months Ended			For the Three Months Ended
	31-Mar-13			31-Mar-12
(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	1	$352	$352	—	$—	$—
Land and construction	1	1,343	1,343	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	2	1,695	1,695	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	3	8	8	—	—	—
Total	5	$1,703	$1,703	—	$—	$—

(1)	Excludes loans that were either paid off or charged-off by period end. The pre-modification balance represents the balance outstanding at the beginning of the period. The post-modification balance represents the outstanding balance at period end.

Note 3. Borrowed Funds

The Bank is a party to repurchase agreements with certain customers. As of March 31, 2013 and December 31, 2012, the Bank had repurchase agreements of $69.8 million and $70.2 million.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. The remaining maximum borrowing capacity with the FHLB at March 31, 2013 was approximately $100.6 million.

Borrowings from the FHLB were as follows:	Mar 31 2013	Dec 31 2012
(dollars in thousands)
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	—	763

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	611	615

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,247	1,258

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,041	1,047

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	874	879

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	990	995

Floating interest rate note, originating March 2003, due December 2011, interest of 0.25% payable monthly.	65,688	23,065

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	971	978

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	—	2,000

	$72,422	$32,600
12

In March 2007, the Company completed the private placement of $4 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the “Trust”). The Company established the trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The proceeds from the sale of the Trust Preferred Securities were loaned to the Company under subordinated Debentures (the “Debentures”) issued to the Trust pursuant to an Indenture. The Debentures are the only asset of the Trust. The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations. The securities issued by the Trust are includable for regulatory purposes as a component of the Company’s Tier I capital.

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The Company reflects borrowed funds in the amount of $4.1 million as of March 31, 2013 and 2012 and interest expense of $20 and $22 for the periods ended March 31, 2013 and 2012.

Bank subsidiary PMG had borrowings of $59.0 million at December 31, 2012, which were comprised of three floating rate lines of credit with other banks. The three floating rate lines have since been paid off and PMG now utilizes FHLB borrowings.

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)
Year	Amount
2013	$115
2014	1,161
2015	169
2016	1,246
2017	1,470
Thereafter	72,385
$76,546
13

Note 4 – Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2013 and 2012, stock options to purchase 195,640 and 172,880 shares at an average price of $16.01 and $15.63, respectively, were outstanding. For the three months ended March 31, 2013 and 2012, the dilutive effect of stock options was 67,795 and 50,057 shares, respectively.

Note 5 – Recent Accounting Pronouncements

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

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted). This ASU is not expected to have a significant impact on the Company’s financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution. ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of Update 2011-11. This ASU did not have a significant impact on the Company’s financial statements.

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

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2012 and March 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. All measurements are made on a recurring basis, with the exception of other real estate and impaired loans, which are measured on a non-recurring basis.

(In Thousands)	December 31, 2012
	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$22,192	$—	$22,192
U.S. Sponsored Mortgage
backed securities	—	56,376	—	56,376
Other Securities	—	934		934
Loans held for sale	—	85,529	—	85,529
Derivative on loans held for sale	—	1,261	—	1,261
Other Real Estate Owned	—	—	207	207
Impaired Loans	—	—	3,118	3,118

(In Thousands)	March 31, 2013
	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$25,365	$—	$25,365
U.S. Sponsored Mortgage	—
backed securities		51,193	—	51,193
Other Securities	—	934	—	934
Loans held for sale	—	73,395	—	73,395
Derivative on loans held for sale	—	3,089	—	3,089
Other Real Estate Owned	—	—	204	204
Impaired loans	—	—	1,675	1,675

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which MVB has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2013:
Impaired loans	$971	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)
Other real estate owned and repossessed assets	$204	Appraisal of collateral (1),(3)

December 31, 2012:
Impaired loans	$3,118	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)
Other real estate owned and repossessed assets	$207	Appraisal of collateral (1),(3)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following summarizes the methods and significant assumptions used by the Company, the Bank, and as appropriate, other Subsidiaries, in estimating its fair value disclosures for financial instruments.

Accrued interest receivable and payable: The carrying values of accrued interest receivable and payable approximate their estimated fair values.

Bank owned life insurance: Estimated fair values of bank owned life insurance approximate the cash surrender value of the policies.

Certificates of deposits: The estimated fair values of certificates of deposits held by Bank at other banks.

Deposits: The estimated fair values of demand deposits (i.e., non-interest bearing checking, NOW and money market), savings accounts and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

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

Repurchase agreements: The fair values of repurchase agreements approximate their carrying values.

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

Subordinated debt: The fair value of long-term debt approximates its fair value.

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

			Fair Value Measurements at December 31, 2012
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$21,637	$21,637	$21,637	$—	$—
Interest bearing balances	13,130	13,554	13,130	—	—
Certificates of deposits	9,427	9,427	9,427	—	—
Securities available-for-sale	79,502	80,138	—	79,502	—
Securities held-to-maturity	35,370	36,218	—	36,218	—
Loans	446,443	457,158	—	—	457,158
Loans held for sale	85,529	85,529	—	85,529	—
Derivative on loans held for sale	1,261	1,261	—	1,261	—
Bank owned life insurance	10,524	10,524	10,524	—	—
Accrued interest receivable	1,778	1,778	1,778	—	—
	$704,601	$717,224	$56,496	$202,510	$457,158

Financial liabilities:
Deposits	$486,519	$498,244	$329,083	$—	$169,161
Repurchase agreements	70,234	70,234	70,234	—	—
FHLB and other Borrowings	91,617	94,487	—	—	94,487
Accrued interest payable	329	329	329	—	—
Subordinated debt	4,124	4,664	4,664	—	—
	$652,823	$667,958	$404,310	$—	$263,648

			Fair Value Measurements at March 31, 2013
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$14,436	$14,436	$14,436	$—	$—
Interest bearing balances	37,175	37,175	37,175	—	—
Certificates of deposits	9,427	9,427	9,427	—	—
Securities available-for-sale	77,492	77,492	—	77,492	—
Securities held-to-maturity	35,314	35,833	—	35,833	—
Loans	456,582	466,627	—	—	466,627
Loans held for sale	73,395	73,395	—	73,395	—
Derivative on loans held for sale	3,089	3,089	—	3,089	—
Bank owned life insurance	10,615	10,615	10,615	—	—
Accrued interest receivable	2,133	2,133	2,133	—	—
	$719,658	$730,222	$73,786	$189,809	$466,627

Financial liabilities:
Deposits	$520,263	$528,947	360,774	—	168,173
Repurchase agreements	69,761	69,761	69,761	—	—
FHLB and other Borrowings	72,422	74,812	—	—	74,812
Accrued interest payable	283	283	283	—	—
Subordinated debt	4,124	4,664	4,664	—	—
	$666,853	$678,467	$435,482	$—	$242,985

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s or the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s or the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

Note 7 – Investments

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2012, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$35,370	$988	$(140)	$36,218
	$35,370	$988	$(140)	$36,218

Amortized cost and approximate fair values of investment securities held-to-maturity at March 31, 2013, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)
				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$35,314	$823	$(304)	$35,833
	$35,314	$823	$(304)	$35,833

Amortized cost and approximate fair values of investment securities available-for-sale at December 31, 2012 are summarized (with dollars in thousands) as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$21,951	$247	$(6)	$22,192
Mortgage-backed securities	56,217	328	(169)	56,376
Other securities	934	—	—	934
	$79,102	$575	$(175)	$79,502

Amortized cost and approximate fair values of investment securities available-for-sale at March 31, 2013 are summarized (with dollars in thousands) as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$25,126	$250	$(11)	$25,365
Mortgage-backed securities	51,067	307	(181)	51,193
Other securities	934	—	—	934
	$77,127	$557	$(192)	$77,492

The following tables summarize amortized cost and approximate fair values of securities (with dollars in thousands) by maturity:

	March 31, 2013
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	2,744	2,815	9,944	10,084
After five years, but within ten	9,976	10,363	24,162	24,369
After ten Years	22,594	22,655	43,021	43,039
Total	$35,314	$35,833	$77,127	$77,492

The Company's investment portfolio includes securities that are in an unrealized loss position as of March 31, 2013, the details of which are included in the following table. Although these securities, if sold at March 31, 2013 would result in a pretax loss of $496, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2013, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position (with dollars in thousands):

At December 31, 2012, total temporary impairment totaled $31

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(3)	$9,676	$(6)	$—	$—
Mortgage-backed securities(11) (11)	28,688	(169)	—	—
Municipal securities(28)	11,216	(140)	—	—
	$49,580	$(315)	$—	$—

The following table discloses investments in an unrealized loss position: (with dollars in thousands)   At March 31, 2013, total temporary impairment (with dollars in thousands) totaled $496.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(3)	$9,664	$(11)	$—	$—
Mortgage-backed securities(10) (11)	26,817	(181)	—	—
Municipal securities(38)	14,290	(304)	—	—
	$50,771	$(496)	$—	$—

Note 8 – Stock Offering

In late December 2012 the Company began a confidential offering to accredited investors that resulted in the issuance of 1,132,527 shares of common stock totaling $27.2 million in additional capital. This offering was completed during March of 2013.

Note 9 – Comprehensive Income

The Company has developed the following table to present the components of accumulated OCI, at the end of the respective period are (with dollars in thousands) as follows:

Details about AOCI Components	Amount Reclassified from AOCI	Affected line item in the Statement where net income is presented
Available–for-sale securities
Realized gain on sale of securities	$1	Non-interest income
Impairment expense	—	Non-interest income
	1	Total before tax
	—	Income tax expense
	1	Net of tax
Defined benefit pension plan items
Amortization of prior service costs	—	See Item 1 below
Amortization of actuarial gains/(losses)	—	See Item 1 below
Pension curtailment	—	See Item 1 below
	—	Total before tax
	—	Income tax expense
	—	Net of tax

Total reclassifications	$1	Net of tax

Item 1: These items are included in the computation of net periodic pension cost. See Note 10, Pension Plan, for additional information.

(Dollars in thousands)	Unrealized gains/(losses) on available-for- sale securities	Defined benefit pension plan items	Total
Beginning balance	$239	$(1,735)	$(1,496)
Other comprehensive (loss) before reclassification	(21)	—	(21)
Amounts reclassified from AOCI	1	—	1
Net current period OCI	(20)	—	(20)
Ending balance	$219	$(1,735)	$(1,516)

(Dollars in thousands)	March 31, 2013
Net unrealized gain on securities available-for-sale	$219
Net unrecognized pension cost	(1,735)
Total	$(1,516)

Note 10 – Pension Plan

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•	statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of MVB Financial Corp. (“the Company”) and its subsidiaries (collectively “we,” “our,” or “us), including MVB Bank, Inc. (the “Bank”);
•	statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company’s or the Bank management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in this Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

•	the ability of the Company and the Bank to successfully execute its business plans, manage its risks, and achieve its objectives;
•	changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the recent economic crisis, delay of recovery from that crisis, economic conditions and fiscal imbalances in the United States and other countries, potential or actual downgrades in rating of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;
•	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
•	fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;
•	changes in the Company’s ability to raise capital and the cost of that capital to the Company;
•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;
•	acquisitions and integration of acquired businesses;
•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;
•	changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System, and the FDIC;
•	the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company, the Bank, and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;
•	the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which the Bank engages in such activities, the fees the Bank may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;
•	continuing consolidation in the financial services industry;
•	new legal claims against the Company, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;
•	success in gaining regulatory approvals, when required, on a timely basis;
•	changes in consumer spending and savings habits;
•	increased competitive challenges and expanding product and pricing pressures among financial institutions;
•	the ability of the Company and the Bank to develop new banking products, the cost of such development, the acceptance of such new products by the Company’s and Bank’s clientele and the impact of these new product’s on the Company’s and Bank’s profitability;
•	inflation and deflation;
23

•	technological changes and the Company’s implementation of new technologies, including how the cost of implementation impacts the Company’s profitability;
•	the Company’s ability to develop and maintain secure and reliable information technology systems;
•	legislation or regulatory changes which adversely affect the Company’s operations or business;
•	the Company’s ability to comply with applicable laws and regulations, and the cost of such compliance;
•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and
•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

SUMMARY OF RESULTS OF OPERATIONS

At March 31, 2013 and 2012 and for the Three Months Ended March 31, 2013 and 2012:

	Three Months Ended March 31
	2013	2012
Net income to:
Average assets	.65%	.62%
Average stockholders’ equity	6.93	7.15
Net interest margin	3.08	3.18

Average stockholders’ equity to average assets	9.37	8.68
Total loans to total deposits (end of period)	87.76	90.94
Allowance for loan losses to total loans (end of period)	1.02	0.79
Efficiency ratio	79.38	64.24
Capital ratios:
Tier 1 capital ratio	13.60	14.07
Risk-based capital ratio	14.51	14.93
Leverage ratio	9.52	9.42
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$21.09	$17.92
Market value per share (end of period)*	24.50	22.00
Basic earnings per share	.40	.38
Diluted earnings per share	.39	.38

*          Market value per share is based on the Company’s knowledge of certain arms-length transactions in the stock as the Company’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which the Company is unaware.

Introduction

The Company was formed on January 1, 2004 as a bank holding company and effective December 2012 elected to become a financial holding company. The Company features multiple subsidiaries and affiliated businesses.

The Bank was formed on October 30, 1997 and chartered under the laws of the state of West Virginia. The Bank commenced operations on January 4, 1999. During the fourth quarter of 2004, the Company formed two second-tier holding companies MVB Marion, Inc. and MVB Harrison, Inc., which have since been merged to form MVB-Central, Inc. to manage the banking operations of the Bank in these specific north-central West Virginia markets. In August of 2005, the Bank opened a full service office in neighboring Harrison County. During October of 2005, the Bank purchased a branch office in Jefferson County, situated in West Virginia’s eastern panhandle. In 2006, the Company formed another second-tier holding company, MVB - East, Inc. to manage the banking operations of the Bank in the Jefferson and Berkeley county markets. During the third quarter of 2007, the Bank opened a full service office in the Martinsburg area of Berkeley County. In the second quarter of 2011, the Bank opened a banking facility in the Cheat Lake area of Monongalia County. The Bank opened its second Harrison County location, the downtown Clarksburg office in the historic Empire building during the fourth quarter of 2012.

During the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group (“PMG”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC. This PMG acquisition gives the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream. In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown.

Currently, the Company operates eight Bank offices in West Virginia, which are located at: 301 Virginia Avenue in Fairmont, Marion County; 9789 Mall Loop (inside the Shop N Save Supermarket) in White Hall, Marion County,; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; and 10 Sterling Drive in Morgantown, Monongalia County. At March 31, 2013, the Company had total assets of $756.8 million, total loans of $456.6 million, total deposits of $520.3 million and total stockholders’ equity of $82.2 million.

In addition to PMG, the Bank has a wholly-owned subsidiary, MVB Insurance, LLC, formed in 2000 and reinstated in 2005, which offers select insurance products such as title insurance, individual insurance, and casualty insurance. In addition to the second-tier holding companies, the Company has an additional subsidiary, Bank Compliance Solutions, Inc., formed in 2011, which to-date has not initiated business activities.

The Company’s business activities are currently community banking and with the addition of PMG, mortgage banking. As a community banking entity, the Bank offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer, and also offers correspondent lending services to assist other community banks in offering longer term fixed rate loan products that may be sold into the secondary market. With the acquisition of PMG, MVB now makes mortgage banking a much more significant focus, opening up increased market opportunities and adding enough volume to better diversify the Company’s earnings stream.

Since the opening date of January 4, 1999, the Company, through the Bank, has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion and Harrison county markets, expansion into West Virginia’s eastern panhandle and most recently into Monongalia County.

During the first quarter 2013, the Company continued to focus on growth in the Berkeley County, Harrison County, Jefferson County, Marion County and Monongalia County areas as the primary method for reaching performance goals. The Company and the Bank continuously review key performance indicators to measure success.

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.At March 31, 2013, the Company had 252 full-time equivalent employees, including those added through the acquisition of PMG. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Application of certain accounting policies inherently requires a greater reliance on the use of estimates, assumptions and judgments and as such, the probability of actual results being materially different from reported estimates is increased. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K and the later filed amended 2012 Annual Report on Form 10-K/A. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

All dollars are expressed in thousands, unless as otherwise noted or specified.

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2013, the Company earned $1,188 compared to $861 in the first quarter of 2012. Net interest income increased by $375, other income increased by $6.3 million and other expenses increased by $6.1 million. The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $62.1 million in average loan growth. Also contributing to the increase in net interest income was a decrease in interest expense of $40, despite an increase in average interest bearing liabilities of $139.8 million. This represented a decreased cost of funds of 27 basis points. The increase in other income was mainly the result of an increase in income on loans held for sale of $5.5 million as a result of additional volume that the Company was able to produce through the acquisition of PMG. The increase in other operating expenses was principally the result of increased salaries expense of $4.3 million, with the addition of the Clarksburg and Sabraton Bank offices as well as additions in the areas of human resources, information technology, and loan operations, the additional staff related to the acquisition of PMG, as well as increases for existing staff. Occupancy, Equipment and depreciation costs increased $398, the result of the additions of the Clarksburg and Sabraton Bank offices, the acquisition of PMG, and additional leased office space in both the Cheat Lake Bank office and the Bank Operations Center. Data processing costs increased $624 due mainly to the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans. Legal and accounting fees increased $86 as a result of the additional fees incurred by PMG. Other operating expenses increased by $423, of which $263 were related to expenses incurred by PMG and the remaining $160 mainly the result of the following: increased other tax expense of $19, directors fees of $17, telephone of $16, travel and entertainment of $55, title exams and appraisal expense of $24 and collections expense of $4.

Loan loss provisions of $1,000 and $675 were made for the quarters ended March 31, 2013 and 2012, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. The Company charged off $502 in loans during the first quarter of 2013 versus $549 for the same time period in 2012. The $325 in loan loss provision increased the allowance for loan losses to total loans from .79% at March 31, 2012 to 1.02% at March 31, 2013.

Non-interest income for the quarters ended March 31, 2013 and 2012 totaled $7.3 million and $1.0 million, respectively. The most significant portions of non-interest income are capitalized servicing retained income which totaled $338 at March 31, 2013, a new income stream that began during the third quarter of 2012, income on loans held for sale, which totaled $6.0 million at March 31, 2013, an increase of $5.6 million over the first quarter of 2012, the result of the increased volume from existing lenders as well as the addition of new lenders and increased volume from the acquisition of PMG and other operating income which totaled $646 at March 31, 2013, an increase of $458 from the prior year, mainly the result of the following: increased title insurance income of $43, underwriting income of $87, servicing income of $61 and wealth management income of $47.

Non-interest expense for the quarters ended March 31, 2013 and 2012 totaled $9.4 million and $3.3 million, respectively. The most significant increases were as discussed above.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Bank’s balance sheet. The net interest margin for the quarters ended March 31, 2013 and 2012 was 3.1% and 3.2% respectively. The 13 basis point decline in the Bank’s net interest margin for the quarter ended March 31, 2013 was the result of the decreased yield on the loan portfolio of 35 basis points. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The funding side of the bank helped offset the decreased asset yield as a result of the following: a 27 basis point reduction in the cost of funds, mainly in the CD portfolio, IRA portfolio and FHLB borrowing balances. While the Bank’s yield on total loans declined by 35 basis points, the Bank was able to grow average loan balances by $62.1 million, which enabled an increase in net interest income of $375. An increase in the Bank’s average non-interest bearing balances of $14.0 million decreased the impact of non-interest bearing funds on the margin by 14 basis points.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$12,127	$4	0.14%	$3,298	$1	0.12%
Certificates of deposit in other banks	9,427	41	1.75	9,886	57	2.31
Investment securities	114,251	525	1.84	113,791	546	1.92
Loans:
Commercial	285,383	3,394	4.76	237,015	2,992	5.05
Tax exempt	22,723	236	4.15	17,226	186	4.32
Real estate	128,642	1,307	4.06	124,169	1,392	4.48
Consumer	17,021	207	4.87	13,292	205	6.17
Total loans	453,769	5,144	4.53	391,702	4,775	4.88

Loans held for sale	71,824			5,282
Total earning assets	589,574	5,714	3.88	518,677	5,379	4.15
Cash and due from banks	21,453			10,874
Other assets	48,799			20,214
Total assets	$731,650			$555,047

Liabilities
Deposits:
Non-interest bearing demand	$54,981	$—	—%	$40,932	$—	—%
NOW	245,171	504	0.82	180,107	424	0.94
Money market checking	22,980	18	0.31	33,570	43	0.51
Savings	27,758	41	0.59	21,202	30	0.57
IRAs	9,597	42	1.76	9,739	63	2.59
CDs	148,603	302	0.81	132,559	405	1.22
Repurchase agreements & FFS	69,469	127	0.73	66,256	114	0.69
FHLB and other borrowings	73,994	123	0.66	14,353	116	3.23
Long-term debt	4,124	20	1.90	4,124	22	2.13
Total interest-bearing liabilities	601,696	1,177	0.78	461,910	1,217	1.05
Other liabilities	6,418			4,034
Total liabilities	663,095			506,876

Stockholders’ equity
Preferred stock	8,500			8,500
Common stock	2,970			2,235
Paid-in capital	49,416			32,620
Treasury stock	(1,084)			(1,084)
Retained earnings	10,287			6,596
Accumulated other comprehensive income	(1,534)			(696)
Total stockholders’ equity	68,555			48,171
Total liabilities and stockholders’ equity	$731,650			$555,047

Net interest spread			3.09			3.09
Impact of non-interest bearing funds on margin			(0.02)			0.12
Net interest income-margin		$4,537	3.08%		$4,162	3.21%
29

Non-Interest Income

Income on loans held for sale generates the core of the Bank’s non-interest income. Non-interest income totaled $7.3 million in the first quarter of 2013 compared to $1.0 million in the first quarter of 2012. This increase of $6.3 million is mainly the result of an increase in income in loans held for sale of $5.5 million, the addition of $338 in capitalized servicing retained income and increased other operating income of $458 as a result of increased underwriting, title, servicing, and wealth management income.

Service charges on deposit accounts continue to be part of the core of the Bank’s, and thus, the Company’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. Through March 31, 2013, service charges totaled $137 versus $161 for the same quarter in 2012.

The Bank is continually searching for ways to increase non-interest income. Income from loans sold in the secondary market continues to be a major area of focus for the Bank and the Company, as well as servicing retained on mortgage loans sold into the secondary market.

Non-Interest Expense

For the first quarter of 2013, non-interest expense totaled $9.4 million compared to $3.3 million in the first quarter of 2012. The Company’s efficiency ratio was 79.38% for the first quarter of 2013 compared to 64.24% for the first quarter of 2012. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. The increased efficiency ratio is the result of other operating expense outpacing the growth in net interest income and other income.

Salaries and benefits totaled $6.2 million for the quarter ended March 31, 2013 compared to $1.9 million for the quarter ended March 31, 2012. This $4.3 million increase in salaries and benefits is mainly the result of the addition of the Sabraton office as well as additions in the areas of human resources, information technology, and loan operations, the additional staff related to the acquisition of PMG, as well as increases for existing staff. The Company had 252 full-time equivalent personnel at March 31, 2013, as noted, compared to 128 full-time equivalent personnel as of March 31, 2012. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2013 and 2012, occupancy expense totaled $430 and $204, respectively. This $226 increase is the result of the addition of the Clarksburg and Sabraton Bank offices as well as additional leased office space in the Cheat Lake Bank office and the Bank Operations Center and the addition of PMG. Equipment and depreciation costs grew $172 versus the first quarter of 2012 mainly due to additional costs from PMG. Data processing costs increased $624 compared to the first quarter of 2012 due mainly to the acquisition of PMG which uses a related entity to perform processing services related to mortgage loans. FDIC insurance totaled $139 in the first quarter of 2013 compared to $27 in the first quarter of 2012. This increase in FDIC insurance was due to the continued growth in deposits. Legal and accounting costs increase $86 compared to the first quarter of 2012 due to additional costs from PMG.

Other operating expense totaled $765 in the first quarter of 2013 compared to $342 in the first quarter of 2012. The largest items relating to this increase were in the areas of other tax expense, directors’ fees, telephone, travel and entertainment, title exams and appraisal expense, and collections.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .65% and 6.93% for the first quarter of 2013 compared to .62% and 7.15% in the first quarter of 2012. ROE declined due to the $27.2 million capital raise completed during the first quarter of 2013.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2013 compared to 2012. The most significant areas of change between the quarters ended March 31, 2013 and March 31, 2012 were as follows: loans increased to an average balance of $453.8 million from $391.7 million, interest-bearing liabilities grew to an average balance of $601.7 million from $461.9 million and stockholders’ equity grew by $20.4 million to an average of $68.6 million. These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at March 31, 2013 were $756.8 million or an increase of $30.0 million since December 31, 2012. The greatest areas of increase were $10.1 million in loan growth and $33.5 million in interest bearing balances.

Deposits totaled $520.3 million at March 31, 2013 or an increase of $33.7 million since December 31, 2012. $6.6 million of this increase is the result of CDARS balances and $28.0 million is the result of increased broker buster deposits. Other areas of significant deposit growth are as follows: non-interest bearing checking increased $7.3 million and savings and NOW increased $3.4 million.

Stockholders’ equity has increased approximately $14.6 million from December 31, 2012 due to earnings for the three months ended March 31, 2013 of $1.2 million and through the issuance of 559,264 shares of common stock totaling $13.4 million in additional capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $14.4 million as of March 31, 2013 compared to $21.6 million as of December 31, 2012.

Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity and performance demands. Management believes the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company and the Bank to meet cash obligations as they come due.

Investment Securities

Investment securities totaled $112.8 million as of March 31, 2013 and $114.9 million as of December 31, 2012. Government sponsored agency securities comprise the majority of the portfolio.

The Company and Bank management monitor the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the bank. Through active balance sheet management and analysis of the investment securities portfolio, the bank maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. The Company and Bank management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley and Monongalia County areas of West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

Loan Concentration

At March 31, 2013, commercial loans comprised the largest component of the loan portfolio. The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The Bank management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Bank Loan Review Committee. The Bank Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy. While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem. The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio.

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $520.3 million at March 31, 2013.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company. At March 31, 2013, non-interest bearing deposits totaled $62.0 million compared to $54.6 million at December 31, 2012. The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $458.3 million at March 31, 2013 compared to $431.9 million at December 31, 2012. Average interest-bearing liabilities totaled $601.7 million during the first quarter of 2013 compared to $461.9 million for the first quarter of 2012. Average non-interest bearing demand deposits totaled $55.0 million for the first quarter of 2013 compared to $40.9 million for the first quarter of 2012. Management will continue to emphasize deposit gathering in 2013 by offering outstanding customer service and competitively priced products. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments. At March 31, 2013, repurchase agreements totaled $69.8 million compared to $70.2 million at December 31, 2012. In addition to the aforementioned funds alternatives, Bank has access to more than $100.6 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

Liquidity

The Company recognizes the importance of liquidity in the day-to-day operations of the Bank, and believes it is critical to have a plan for addressing liquidity in times of crisis, as well as prudently managing levels to maximize earnings. The Bank has historically recognized the need for funding sources that go beyond the most important source which is retail deposit business. The Company and the Bank have created a funding program that identifies various wholesale funding sources that may be used whenever appropriate. These sources include the following: FHLB advances, brokered deposits, CDARS, repurchase agreements, internet CDs through Qwickrate, the Federal Reserve discount window, State of West Virginia CD auctions, and federal funds purchased through the Federal Reserve. Limits have been set as to how much MVB will utilize each identified source. The Bank currently is taking advantage of all of the above, with the exception of federal funds purchased and the discount window. This allows the Bank to lower funding costs slightly while documenting the availability of each.

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the five counties in which the Company and the Bank focuses possess better economic climates than the general national climate. Unemployment in the United States was 8.1% in February 2013 and 8.7% in February 2012. The unemployment levels in the five counties MVB operates in were as follows: Berkeley County unemployment was 7.0% in February 2013, compared to 8.8% in February 2012. Harrison County’s unemployment rate for February 2013 was 6.6% versus 6.8% in February 2012. Jefferson County’s unemployment rate improved from 5.9% in February 2012 to 5.1% in February 2013 and Marion County’s unemployment rate declined slightly from 6.6% in February of 2012 to 6.7% in February of 2013. Monongalia County’s unemployment rate decreased from 5.2% in February of 2012 to 4.9% in February of 2013. The numbers from all five counties continue to be significantly better than the national numbers.

The Company and the Bank nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 0.66% in March of 2013 versus 1.10% in March of 2012 and charge offs to total loans were 0.11% and 0.13% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

Capital/Stockholders’ Equity

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital.

In late December 2012 the Company began a confidential offering to accredited investors that resulted in the issuance of 1,132,527 shares of common stock totaling $27.2 million in additional capital. This offering was completed during March of 2013.

At March 31, 2013, accumulated other comprehensive (loss) totaled $(1,516) compared to $(1,495) at December 31, 2012.

Treasury stock shares totaled 51,077 shares.

The primary source of funds for dividends to be paid by the Company are dividends received by the Company from the Bank. Dividends paid by the Bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years.

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2012 Form 10-K and amended 2012 Form 10-K/A. At March 31, 2013, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers. The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2013 and December 31, 2012 was $44.9 million and $62.4 million, respectively.

Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2012. For information regarding the Company’s market risk, refer to the Company’s Annual Report to Shareholders for the year ended December 31, 2012.

Effects of Inflation on Financial Statements

Substantially all of the Bank’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices increase, financial institutions experience a decline in the purchasing power of their net assets.

Future Outlook

The Company’s and the Bank’s results of operations in the first quarter of 2013 are an improvement over the first quarter of 2012 mainly due to the improvement in net interest income and loans held for sale income, the result of the PMG acquisition. The Company’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2013, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company and its subsidiaries are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, such as intellectual property and securities litigation, the results are difficult to predict at all. The Company is not aware of any asserted or unasserted legal proceedings or claims that the Company believes would have a material adverse effect on the Company’s financial condition or results of the Company’s operations.

Item 1A. Risk Factors

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

May 14, 2013	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer

