Form 10-Q
period 2013-06-30
MVB FINANCIAL CORP
filed 2013-08-14
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, the number of shares outstanding of the issuer’s only class of common stock was 3,506,842.

MVB Financial Corp.

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	June 30	December 31
	2013	2012
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$27,444	$21,637
Interest bearing balances	3,305	3,703
Certificates of deposits in other banks	9,427	9,427
Investment securities:
Securities held-to-maturity, at cost	47,328	35,370
Securities available-for-sale, at fair value	83,550	79,502

Loans:	474,854	446,443
Less: Allowance for loan losses	(4,828)	(4,076)
Net loans	470,026	442,367
Loans held for sale	76,696	85,529
Bank premises, furniture and equipment, net	13,777	11,354
Bank owned life insurance	15,826	10,524
Accrued interest receivable and other assets	16,978	9,734
Goodwill	17,622	17,622
Total assets	$781,979	$726,769
Liabilities
Deposits
Non-interest bearing	$55,403	$54,620
Interest bearing	475,935	431,899
Total deposits	531,338	486,519

Accrued interest, taxes and other liabilities	8,175	6,726
Repurchase agreements	82,956	70,234
Federal Home Loan Bank and other borrowings	72,863	91,617
Subordinated debt	4,124	4,124
Total liabilities	699,456	659,220

Stockholders’ equity
Preferred stock, $1,000 par value, 8,500 shares authorized and issued	8,500	8,500
Common stock, $1 par value, 10,000,000 and 4,000,000 authorized, 3,505,093 and 2,932,901 issued	3,505	2,933
Additional paid-in capital	61,912	48,750
Treasury stock, 51,077 and 51,077 shares, respectively	(1,084)	(1,084)
Retained earnings	12,178	9,945
Accumulated other comprehensive (loss)	(2,488)	(1,495)
Total stockholders’ equity	82,523	67,549
Total liabilities and stockholders’ equity	$781,979	$726,769

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$9,835	$9,223	$4,927	$4,635
Interest on deposits with other banks	97	109	52	51
Interest on investment securities — taxable	554	833	275	407
Interest on tax exempt loans and securities	971	625	489	318
Total interest income	11,457	10,790	5,743	5,411

Interest expense
Deposits	1,856	1,919	949	954
Repurchase agreements	271	243	148	129
FHLB and other borrowings	215	238	88	122
Subordinated debt	39	44	19	22
Total interest expense	2,381	2,444	1,204	1,227
Net interest income	9,076	8,346	4,539	4,184
Provision for loan losses	1,667	1,350	667	675
Net interest income after provision for loan losses	7,409	6,996	3,872	3,509

Other income
Service charges on deposit accounts	306	339	169	178
Income on bank owned life insurance	224	156	132	78
Visa debit card income	262	225	139	114
Income on loans held for sale	12,762	1,068	6,784	638
Capitalized servicing retained income	656	—	318	—
Other operating income	1,403	446	757	258
Gain on sale of securities	82	73	81	7
Gain on derivative	699	—	703	—
Total other income	16,394	2,307	9,083	1,273

Other expense
Salary and employee benefits	13,657	4,119	7,437	2,163
Occupancy expense	910	413	480	209
Equipment expense	575	333	247	177
Data processing	451	217	246	129
Mortgage processing	1,185	—	678	—
Visa debit card expense	213	185	111	94
Advertising	569	349	333	182
Legal and accounting fees	385	184	183	68
Printing, stationery and supplies	250	91	162	57
Consulting fees	225	224	105	111
FDIC insurance	274	81	135	54
Other taxes	110	90	47	46
Other operating expenses	1,584	728	819	386
Total other expense	20,388	7,014	10,983	3,676
Income before income taxes	3,415	2,289	1,972	1,106
Income tax expense	743	611	488	289
Net income	$2,672	$1,678	$1,484	$817
Preferred dividends	43	94	22	21
Net income available to common shareholders	$2,629	$1,584	$1,462	$796
Basic net income per share after preferred dividends	$0.83	$0.73	$0.43	$0.34
Diluted net income per share after preferred dividends	$0.81	$0.71	$0.42	$0.33
Basic weighted average shares outstanding	3,185,456	2,184,950	3,442,509	2,183,210
Diluted weighted average shares outstanding	3,270,222	2,235,007	3,527,274	2,236,267

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2013	2012	2013	2012

Net Income	$2,672	$1,678	$1,484	$817

Other comprehensive (loss) income, net of tax:

Securities available for sale not other than temporarily impaired:
Unrealized holding (losses) gains during the year	(1,737)	217	(1,701)	407
Income tax effect	695	(87)	681	(163)
Reclassification adjustment for gain recognized in income	82	73	81	7
Income tax effect	(33)	(29)	(33)	(3)

Other comprehensive (loss) income	(993)	174	(972)	248

Comprehensive income	$1,679	$1,852	$512	$1,065

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30	June 30
	2013	2012
Operating activities
Net income	$2,672	$1,678
Adjustments to reconcile net income to net cash provided by operating
Provision for loan losses	1,667	1,350
Deferred income tax (benefit) expense	(87)	44
Depreciation	417	260
Stock based compensation	77	79
Loans originated for sale	(374,920)	(50,067)
Proceeds of loans sold	383,753	54,567
(Gain) on sale of loans held for resale	(10,454)	(1,119)
Loss on sale of other real estate owned	—	2
(Gain) on sale of investment securities	(82)	(73)
(Gain) on derivatives	(699)	0
Amortization, net of accretion	621	539
Decrease in interest receivable and other assets	4,634	276
Increase (decrease) in accrued interest, taxes, and other liabilities	1,449	(802)
Net cash provided by operating activities	9,048	6,734
Investing activities
(Increase) in loans made to customers	(29,326)	(51,182)
Purchases of premises and equipment	(2,840)	(306)
Decrease (increase) in deposits with FHLB and Fed, net	398	(8,519)
Maturities of certificates of deposit in other banks	—	491
Purchases of investment securities available-for-sale	(17,769)	(27,244)
Proceeds from sales, maturities and calls of securities available-for-sale	11,644	31,604
Proceeds from sale of other real estate owned	24	30
Purchases of investment securities held-to-maturity	(12,074)	(2,938)
Adjustment of branch acquisition	(157)	—
Purchase of bank owned life insurance	(5,302)	—
Net cash (used in) investing activities	(55,402)	(58,064)
Financing activities
Net increase in deposits	44,819	67,195
Net increase (decrease) in repurchase agreements	12,722	(13,515)
Proceeds from Federal Home Loan Bank borrowings	302,495	56,495
Principal payments on Federal Home Loan Bank borrowings	(321,249)	(56,610)
Net proceeds of stock offering	13,658	266
Cash dividend	(241)	(153)
Dividends on preferred stock	(43)	(94)
Net cash provided by financing activities	52,161	53,584
Increase in cash and cash equivalents	5,807	2,254
Cash and cash equivalents - beginning of period	21,637	9,763
Cash and cash equivalents - end of period	$27,444	$12,017
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$2,387	$2,412
Income taxes	$776	$527

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  Operating results for the six and three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accounting and reporting policies of MVB Financial Corp. (“MVB”) and its subsidiaries (“Subsidiaries”), including MVB Bank, Inc. (the “Bank”), the Bank’s subsidiary Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, is doing business under the registered trade name “MVB Mortgage”), and MVB Insurance, LLC, conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change.  Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Note 2 -  Loans

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013.  Activity in the allowance is presented for the periods indicated (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 3/31/12	$2,246	$396	$246	$273	$12	$3,173
Charge-offs	(372)	—	(9)	(1)	—	(382)
Recoveries	2	—	1	11	—	14
Provision	677	23	3	(36)	8	675
ALL balance 6/30/12	$2,553	$419	$241	$247	$20	$3,480

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/11	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(916)	—	(9)	(6)	—	(931)
Recoveries	2	—	2	12	—	16
Provision	1,303	53	(1)	(14)	9	1,350
ALL balance 6/30/12	$2,553	$419	$241	$247	$20	$3,480
Individually evaluated for impairment	$683	$16	$—	$24	$—	$723
Collectively evaluated for impairment	$1,870	$403	$241	$223	$20	$2,757

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 3/31/13	$3,645	$490	$271	$216	$17	$4,639
Charge-offs	(472)	—	—	—	(11)	(483)
Recoveries	3	—	1	1	—	5
Provision	564	—	79	14	10	667
ALL balance 6/30/13	$3,740	$490	$351	$231	$16	$4,828

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/12	$3,107	$514	$242	$200	$13	$4,076
Charge-offs	(972)	(2)	—	—	(11)	(985)
Recoveries	25	36	8	1	—	70
Provision	1,580	(58)	101	30	14	1,667
ALL balance 6/30/13	$3,740	$490	$351	$231	$16	$4,828
Individually evaluated for impairment	$1,094	$195	$—	$12	$—	$1,301
Collectively evaluated for impairment	$2,646	$295	$351	$219	$16	$3,527

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

The following table summarizes the primary segments of the Company loan portfolio as of December 31, 2012 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

December 31, 2012
Total Loans	$299,639	$113,212	$16,800	$16,174	$618	$446,443
Individually evaluated for impairment	$203,060	$16,407	$1,824	$101	$0	$221,392
Collectively evaluated for impairment	$96,579	$96,805	$14,976	$16,073	$618	$225,051

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2013 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

June 30, 2013
Total Loans	$333,687	$100,918	$21,547	$18,083	$619	$474,854
Individually evaluated for impairment	$4,063	$472	$—	$20	$—	$4,555
Collectively evaluated for impairment	$329,624	$100,446	$21,547	$18,063	$619	$470,299

Of the $4,555 in impaired loans presented above, only $1,175 were non-performing loans as of June 30, 2013. The remaining $3,380 represents troubled debt restructured loans that are performing under modified terms.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific	Total Impaired Loans
	Specific Allowance		Allowance		Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Dec 31, 2012	Investment	Allowance	Investment	Investment	Balance

Commercial	$3,074	$683	$—	$3,074	$3,074
Residential	43	16	—	43	43
Home Equity	—	—	—	—	—
Installment	1	24	—	1	1
Credit Card	—	—	—	—	—
Total impaired loans	$3,118	$723	$—	$3,118	$3,118

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2013 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific	Total Impaired Loans
	Specific Allowance		Allowance		Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2013	Investment	Allowance	Investment	Investment	Balance

Commercial	$3,945	$1,094	$118	$4,063	$6,058
Residential	282	195	190	472	472
Home Equity	—	—	—	—	—
Installment	20	12	—	20	20
Credit Card	—	—	—	—	—
Total impaired loans	$4,247	$1,301	$308	$4,555	$6,550

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Six Months		Three Months
	June 30		June 30
	2013	2012	2013	2012
Average investment in impaired loans	$4,867	$3,799	$4,508	$3,573
Interest income recognized on an accrual basis on impaired loans	$67	$81	$4	$71

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

The following table represents the classes of the Company loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2012 and June 30, 2013 (in thousands):

		Special
Dec. 31, 2012	Pass	Mention	Substandard	Doubtful	Total

Commercial	$286,472	$8,646	$1,770	$2,751	$299,639
Residential	110,663	2,260	289	—	113,212
Home Equity	16,540	260	—	—	16,800
Installment	15,806	354	13	1	16,174
Credit Card	589	29	—	—	618
Total	$430,070	$11,549	$2,072	$2,752	$446,443

		Special
June 30, 2013	Pass	Mention	Substandard	Doubtful	Total

Commercial	$321,763	$6,311	$4,913	$700	$333,687
Residential	97,723	2,722	430	43	100,918
Home Equity	21,239	308	—	—	21,547
Installment	17,596	467	19	1	18,083
Credit Card	607	12	—	—	619
Total	$458,928	$9,820	$5,362	$744	$474,854

Bank management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012 and June 30, 2013 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans
Dec. 31, 2012
Commercial	$295,295	$767	$221	$275	$1,263	$3,081	$299,639
Residential	111,053	1,772	293	51	2,116	43	113,212
Home Equity	16,772	28	—	—	28	—	16,800
Installment	15,991	179	—	3	182	1	16,174
Credit Card	589	24	5	—	29	—	618
Total	$439,700	$2,770	$519	$329	$3,618	$3,125	$446,443

		30-59	60-89	90
		Days	Days	Days	Total	Non-	Total
	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans
June 30, 2013
Commercial	$327,467	$1,664	$3,472	$142	$5,278	$942	$333,687
Residential	100,189	75	393	29	497	232	100,918
Home Equity	21,519	—	28	—	28	—	21,547
Installment	17,937	119	26	—	145	1	18,083
Credit Card	590	11	6	12	29	—	619
Total	$467,702	$1,869	$3,925	$183	$5,977	$1,175	$474,854

The ALL is maintained to absorb losses from the loan portfolio.  The ALL is based on the Bank management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance.

The following table presents details related to loans identified as Troubled Debt Restructurings (“TDRs”) for the periods indicated (in thousands):

	New TDRs (1)
	For the Six Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2013
(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	1	$352	$352	—	$—	$—
Land and construction	1	1,337	1,343	—	—	—
Other	—	—	—	—	—	—
Total commercial real estate	2	1,689	1,695	—	—	—
Commercial and industrial	2	119	119	2	119	119
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	3	8	8	—	—	—
Total	7	$1,816	$1,822	2	$119	$119

(1)   Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

Note 3 - Borrowed Funds

The Bank is a party to repurchase agreements with certain customers.  As of June 30, 2013 and December 31, 2012, the Bank had repurchase agreements of $82.9 million and $70.2 million.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania.  Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.  The remaining maximum borrowing capacity with the FHLB at June 30, 2013 was approximately $166.0 million.

Borrowings from the FHLB were as follows: (dollars in thousands)	Jun 30 2013	Dec 31 2012
Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	—	763

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	606	615

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,237	1,258

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,035	1,047

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	870	879

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	984	995

Floating interest rate note, originating March 2003, due December 2011, interest of 0.25% payable monthly.	66,167	23,065

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	964	978

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	—	2,000

	$72,863	$32,600

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years.  Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate.  The Company reflects borrowed funds in the amount of $4.1 million as of June 30, 2013 and 2012 and interest expense of $39 and $44 for the periods ended June 30, 2013 and 2012.

Bank subsidiary PMG had borrowings of $59.0 million at December 31, 2012, which were comprised of three floating rate lines of credit with other banks. The three floating rate lines have since been paid off and PMG now utilizes FHLB borrowings.

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)

Year	Amount
2013	$77
2014	1,161
2015	169
2016	1,246
2017	1,470
Thereafter	72,864
$76,987

Note 4 — Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2013 and 2012, stock options to purchase 195,640 and 172,880 shares at an average price of $16.01 and $15.63, respectively, were outstanding.  For the six months ended June 30, 2013 and 2012, the dilutive effect of stock options was 84,766 and 50,057 shares, respectively.

Note 5 — Recent Accounting Pronouncements

In April 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements..

In July 2013, the FASB ASU 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements (hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update defer indefinitely the effective date of certain required disclosures in Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this Update do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued.  This ASU did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

Note 6 — Fair Value of Financial Instruments

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2012 and June 30, 2013 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All measurements are made on a recurring basis, with the exception of other real estate and impaired loans, which are measured on a non-recurring basis.

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$22,192	$—	$22,192
U.S. Sponsored Mortgage backed securities	—	56,376	—	56,376
Other Securities	—	934		934
Loans held for sale	—	85,529	—	85,529
Derivative on loans held for sale	—	1,261	—	1,261
Other Real Estate Owned	—	—	207	207
Impaired Loans	—	—	3,118	3,118

	June 30, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$35,086	$—	$35,086
U.S. Sponsored Mortgage backed securities	—	47,530	—	47,530
Other Securities	—	934	—	934
Loans held for sale	—	76,696	—	76,696
Derivative on loans held for sale	—	2,912	—	2,912
Other Real Estate Owned	—	—	183	183
Impaired loans	—	—	1,091	1,091

The following table’s present additional quantitative information about assets measured at fair value on a non-recurring basis and for which MVB has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2012:
Impaired loans	$3,118	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-25.2%)
			Liquidation expenses (2)	-1.5% to 8.0% (-5.5%)

Other real estate owned and repossessed assets	$207	Appraisal of collateral (1),(3)

June 30, 2013:
Impaired loans	$1,091	Appraisal of collateral (1)	Appraisal adjustments (2)	0% to -50.0% (-25.2%)
			Liquidation expenses (2)	-1.5% to 8.0% (-5.5%)

Other real estate owned and repossessed assets	$183	Appraisal of collateral (1),(3)

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

The following summarizes the methods and significant assumptions used by the Company, the Bank, and as appropriate, other Subsidiaries, in estimating its fair value disclosures for financial instruments.Short-term financial instruments:  The carrying values of short-term financial instruments including cash and due from banks, interest bearing balances, and certificates of deposit in other banks approximate the fair value of these instruments.

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

Derivative on loans held for sale: Estimated fair values of the derivative on loans held for sale approximate their carrying values.

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

Subordinated debt: The fair value of long-term debt approximates its fair value.

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

			Fair Value Measurements at December 31, 2012
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$21,637	$21,637	$21,637	$—	$—
Interest bearing balances	13,130	13,554	13,554	—	—
Certificates of deposits	9,427	9,427	9,427	—	—
Securities available-for-sale	79,502	80,138	—	80,138	—
Securities held-to-maturity	35,370	36,218	—	36,218	—
Loans	446,443	457,158	—	—	457,158
Loans held for sale	85,529	85,529	—	85,529	—
Derivative on loans held for sale	1,261	1,261	—	1,261	—
Bank owned life insurance	10,524	10,524	10,524	—	—
Accrued interest receivable	1,778	1,778	1,778	—	—
	$704,601	$717,224	$56,920	$203,146	$457,158

Financial liabilities:
Deposits	$486,519	$498,244	$329,083	$—	$169,161
Repurchase agreements	70,234	70,234	70,234	—	—
FHLB and other Borrowings	91,617	94,487	—	—	94,487
Accrued interest payable	329	329	329	—	—
Subordinated debt	4,124	4,664	4,664	—	—
	$652,823	$667,958	$404,310	$—	$263,648

			Fair Value Measurements at June 30, 2013
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$27,444	$27,444	$27,444	$—	$—
Interest bearing balances	3,305	3,305	3,305	—	—
Certificates of deposits	9,427	9,427	9,427	—	—
Securities available-for-sale	83,550	83,550	—	83,550	—
Securities held-to-maturity	47,328	48,014	—	48,014	—
Loans	474,854	484,826	—	—	484,826
Loans held for sale	76,696	76,696	—	76,696	—
Derivative on loans held for sale	2,912	2,912	—	2,912	—
Bank owned life insurance	15,826	15,826	15,826	—	—
Accrued interest receivable	2,199	2,199	2,199	—	—
	$743,261	$754,199	$58,201	$211,172	$484,826

Financial liabilities:
Deposits	$531,338	$537,706	401,531	—	136,175
Repurchase agreements	82,956	82,956	82,956	—	—
FHLB and other Borrowings	72,863	82,262	—	—	82,262
Accrued interest payable	323	323	323	—	—
Subordinated debt	4,124	4,124	4,124	—	—
	$691,604	$707,371	$488,934	$—	$218,437

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

Note 7 — Investments

Amortized cost and approximate fair values of investment securities held-to-maturity at December 31, 2012, including gross unrealized gains and losses, are summarized (with dollars in thousands) as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$35,370	$988	$(140)	$36,218
	$35,370	$988	$(140)	$36,218

Amortized cost and approximate fair values of investment securities held-to-maturity at June 30, 2013, including gross unrealized gains and losses, are summarized (with dollars in thousands) as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$47,328	$445	$(1,844)	$45,929
	$47,328	$445	$(1,844)	$45,929

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

Amortized cost and approximate fair values of investment securities available-for-sale at June 30, 2013 are summarized (with dollars in thousands) as follows:

				Approximate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$36,064	$66	$(1,044)	$35,086
Mortgage-backed securities	47,806	147	(423)	47,530
Other securities	934	—	—	934
	$84,804	$213	$(1,467)	$83,550

The following tables summarize amortized cost and approximate fair values of securities (with dollars in thousands) by maturity:

	June 30, 2013
	Held to Maturity		Available for sale
		Approximate		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$758	$777	$—	$—
After one year, but within five	2,213	2,249	10,425	10,291
After five years, but within ten	10,477	10,546	34,009	33,156
After ten Years	33,880	32,357	40,370	40,103
Total	$47,328	$45,929	$84,804	$83,550

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2013, the details of which are included in the following table.  Although these securities, if sold at June 30, 2013 would result in a pretax loss of $3,311, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of June 30, 2013, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position: (with dollars in thousands)

At December 31, 2012, total temporary impairment totaled $315.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(3)	$9,676	$(6)	$—	$—
Mortgage-backed securities(11)	28,688	(169)	—	—
Municipal securities(28)	11,216	(140)	—	—
	$49,580	$(315)	$—	$—

At June 30, 2013, total temporary impairment (with dollars in thousands) totaled $3,311.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(11)	$30,506	$(1,044)	$—	$—
Mortgage-backed securities(10)	26,156	(423)	—	—
Municipal securities(72)	25,393	(1,844)	—	—
	$82,055	$(3,311)	$—	$—

Note 8 — Stock Offering

In late December 2012 the Company began a confidential offering to accredited investors that resulted in the issuance of 1,132,527 shares of common stock totaling $27.2 million in additional capital. This offering was completed during March of 2013.

Note 9 — Comprehensive Income

The following table presents the components of accumulated OCI for the periods indicated (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI for Six Months Ended June 30	Amount Reclassified from AOCI for Three Months Ended June 30	Affected line item in the Statement where net income is presented
Available—for-sale securities
Unrealized holding gains	$82	$81	Non-interest income
Impairment expense	—	—	Non-interest income
	82	81	Total before tax
	33	33	Income tax expense
	49	48	Net of tax

Total reclassifications	$49	$48	Net of tax

Item 1: These items are included in the computation of net periodic pension cost. See Note 10, Pension Plan, for additional information.

(Dollars in thousands)	Unrealized gains/(losses) on available-for- sale securities	Defined benefit pension plan items	Total
Beginning balance	$240	$(1,735)	$(1,495)
Other comprehensive (loss) before reclassification	(1,042)	—	(1,042)
Amounts reclassified from AOCI	49	—	49
Net current period OCI	(993)	—	(993)
Ending balance	$(753)	$(1,735)	$(2,488)

(Dollars in thousands)	June 30, 2013
Net unrealized gain on securities available-for-sale	$(753)
Net unrecognized pension cost	(1,735)
Total	$(2,488)

Note 10 — Pension Plan

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

SUMMARY OF RESULTS OF OPERATIONS

At June 30, 2013 and 2012 and for the Six and Three Months Ended June 30, 2013 and 2012:

	Six Months Ended June 30		Three Months Ended June 30
	2013	2012	2013	2012
Net income to:
Average assets	0.72%	.60%	0.79%	.57%
Average stockholders’ equity	7.10%	6.97%	7.22%	6.71%
Net interest margin	3.04%	3.14%	3.00%	3.11%

Average stockholders’ equity to average assets	10.20%	8.58%	10.92%	8.30%
Total loans to total deposits (end of period)	89.37%	92.65%	89.36%	92.65%
Allowance for loan losses to total loans (end of period)	1.02%	0.82%	1.02%	0.82%
Efficiency ratio	80.05%	65.84%	80.63%	67.36%
Capital ratios:
Tier 1 capital ratio	13.18%	13.65%	13.18%	13.65%
Risk-based capital ratio	14.08%	14.55%	14.08%	14.55%
Leverage ratio	9.24%	9.34%	9.24%	9.34%
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$21.19	$18.33	$21.19	$18.33
Market value per share (end of period)*	$28.25	$22.50	$28.25	$22.50
Basic earnings per share	$0.83	$0.73	$0.43	$0.34
Diluted earnings per share	$0.81	$0.71	$0.42	$0.33

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

During the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group (“PMG”), which, effective July 15, 2013, began doing business as “MVB Mortgage”, a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC.  This PMG acquisition gives the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream.  In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown. In the second quarter of 2013, the Bank opened its second full service office in Berkeley county, at Edwin Miller Boulevard.

Currently, the Company operates nine Bank offices in West Virginia, which are located at: 301 Virginia Avenue in Fairmont, Marion County; 9789 Mall Loop (inside the Shop N Save Supermarket) in White Hall, Marion County,; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10 Sterling Drive in Morgantown, Monongalia County; and 231 Aikens Center in Martinsburg, Berkeley County. At June 30, 2013, the Company had total assets of $781.9 million, total loans of $474.9 million, total deposits of $531.3 million and total stockholders’ equity of $82.5 million.

In addition to PMG, the Company has a wholly-owned subsidiary, MVB Insurance, LLC (“MVB Insurance”). MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  In addition to the second-tier holding companies, the Company has an additional subsidiary, Bank Compliance Solutions, Inc., formed in 2011, which to-date has not initiated business activities.

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

During the second quarter 2013, the Company continued to focus on growth in the Berkeley County, Harrison County, Jefferson County, Marion County and Monongalia County areas as the primary method for reaching performance goals.  The Company and the Bank continuously review key performance indicators to measure success.

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.At June 30, 2013, the Company had 284 full-time equivalent employees, including those added through the acquisition of PMG. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2013, the Company earned $1,484 compared to $817 in the second quarter of 2012.  Net interest income increased by $355, other income increased by $7.8 million and other expenses increased by $7.3 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $60.3 million in average loan growth.  Also contributing to the increase in net interest income was a decrease in interest expense of $23, despite an increase in average interest bearing liabilities of $137.8 million.  This represented a decreased cost of funds of 29 basis points.  The increase in other income was mainly the result of an increase in income on loans held for sale of $6.1 million as a result of additional volume that the Company was able to produce through the acquisition of PMG.  The increase in other operating expenses was principally the result of increased salaries expense of $5.3 million, with the addition of the Clarksburg, Sabraton and Edwin Miller Bank offices as well as additions in the areas of human resources, information technology, and loan operations, the additional staff related to the acquisition of PMG and additional staff related to MVB Insurance, LLC, as well as increases for existing staff.  Occupancy, Equipment and depreciation costs increased $341, the result of the additions of the Clarksburg, Sabraton and Edwin Miller Bank offices, the acquisition of PMG, and additional leased office space in both the Cheat Lake Bank office, the Bank Operations Center and MVB Insurance, LLC. Data processing costs increased $117 due to increased volume and increased useage of products available to save time and better automate processes. Mortgage processing costs increased $678 due to the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans. Legal and accounting fees increased $115 as a result of the additional fees incurred by PMG as well as additional fees incurred by both the Company and the Bank. Other operating expenses increased by $433, of which $179 were related to expenses incurred by PMG and the remaining $254 mainly the result of the following:  increased other insurance expense of $13, directors fees of $48, forgeries expense of $20, telephone expense of $25, travel and entertainment of $74, dues and memberships expense of $17, publications expense of $16, miscellaneous expense of $18, credit reports expense of $14, and title exams and appraisal expense of $4.

Loan loss provisions of $667 and $675 were made for the quarters ended June 30, 2013 and 2012, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $481 in loans during the second quarter of 2013 versus $381 for the same time period in 2012. The allowance for loan losses to total loans increased from .82% at June 30, 2012 to 1.02% at June 30, 2013.

Non-interest income for the quarters ended June 30, 2013 and 2012 totaled $9.1 million and $1.3 million, respectively.  The most significant portions of non-interest income are capitalized servicing retained income which totaled $318 for the quarter ended June 30, 2013, a new income stream that began during the third quarter of 2012, income on loans held for sale, which totaled $6.8 million for the quarter ended June 30, 2013, an increase of $6.1 million over the second quarter of 2012, the result of the increased volume from existing lenders as well as the addition of new lenders and increased volume from the acquisition of PMG, gain on derivative which totaled $703 for the quarter ended June 30, 2013, a new income stream that began during the fourth quarter of

2012 and other operating income which totaled $757 for the quarter ended June 30, 2013, an increase of $499 from the prior year, mainly the result of the following: increased title insurance income of $338, inspection fee income of $17, servicing income of $101, wire transfer fee income of $13, rental income of $10 and wealth management income of $8.

Non-interest expense for the quarters ended June 30, 2013 and 2012 totaled $11.0 million and $3.7 million, respectively.  The most significant increases were as discussed above.

For the six months ended June 30, 2013 the Company earned $2.7 million compared to $1.7 million for the same time period in 2012.  This $1.0 million increase is mainly the result of balance sheet growth in the areas of loans and investments as discussed above, resulting in an increase in net interest income after provision for loan losses of $413 as well as the addition of $699 in derivative gains for the first six months of 2013.  MVB’s other income increased $14.1 million, mainly the result of an increase in income on loans held for sale of $11.7 million and total other expenses increased by $13.4 million, mainly in the areas of salaries, other expense, advertising, occupancy, legal and accounting fees, mortgage processing and data processing.  Loan loss provisions of $1.7 million and $1.4 million were made for the six months ended June 30, 2013 and 2012, respectively.  This increase of $300 was due to continued strong loan demand.

Non-interest income for the six months ended June 30, 2013 and 2012 totaled $16.4 million and $2.3 million, respectively.  This $14.1 million increase was primarily the result of the following: increased income on loans held for sale of $11.7 million, capitalized servicing retained income of $656, gain on derivative of $699 and other income of $957.

Non-interest expense for the six months ended June 30, 2012 and 2011 totaled $20.4 million and $7.0 million.  The largest drivers of this $13.4 million increase were in the areas of salaries, other expenses, advertising, occupancy, legal and accounting fees, mortgage processing and data processing.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements and Federal Home Loan Bank advances. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Bank’s balance sheet. The net interest margin for the quarters ended June 30, 2013 and 2012 was 3.00% and 3.11% respectively.  The 11 basis point decline in the Bank’s net interest margin for the quarter ended June 30, 2013 was the result of the decreased yield on the loan portfolio of 33 basis points. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The funding side of the bank helped offset the decreased asset yield as a result of the following: a 25 basis point reduction in the cost of funds, mainly in the CD portfolio, IRA portfolio and FHLB borrowing balances.  While the Bank’s yield on total loans declined by 33 basis points, the Bank was able to grow average loan balances by $60.3 million, which enabled an increase in net interest income of $355.  An increase in the Bank’s average non-interest bearing balances of $7.2 million decreased the impact of non-interest bearing funds on the margin by 12 basis points.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$7,997	$9	0.47%	$3,744	$4	0.53%
Certificates of deposit in other banks	9,427	41	1.73	9,524	47	1.97
Investment securities	120,417	540	1.79	114,585	541	1.88
Loans:
Commercial	302,725	3,455	4.57	244,888	3,001	4.90
Tax exempt	24,063	230	3.82	17,149	185	4.32
Real estate	121,601	1,254	4.13	131,236	1,437	4.37
Consumer	18,551	213	4.59	13,384	196	5.86
Total loans	466,940	5,153	4.41	406,657	4,819	4.74

Total earning assets	604,781	5,743	3.80	534,510	5,411	4.04
Loans held for sale	74,390			4,265
Cash and due from banks	16,727			9,881
Other assets	56,671			19,972
Total assets	$752,570			$568,658

Liabilities
Deposits:
Non-interest bearing demand	$50,774	$—	—%	$43,557	$—	—%
NOW	254,578	530	0.83	180,925	421	0.93
Money market checking	22,348	17	0.30	33,552	42	0.50
Savings	29,226	46	0.63	22,866	33	0.58
IRAs	9,333	38	1.63	9,797	59	2.41
CDs	139,257	317	0.91	135,538	398	1.17
Repurchase agreements & FFS	81,404	144	0.71	69,236	129	0.75
FHLB and other borrowings	70,897	92	0.52	17,300	122	2.82
Subordinated debt	4,124	20	1.92	4,124	22	2.13
Total interest-bearing liabilities	611,167	1,204	0.79	473,338	1,227	1.04
Other liabilities	8,449			3,073
Total liabilities	670,391			519,968

Stockholders’ equity
Preferred stock	8,500			8,500
Common stock	3,494			2,237
Paid-in capital	61,783			32,704
Treasury stock	(1,084)			(1,084)
Retained earnings	11,096			7,047
Accumulated other comprehensive income	(1,610)			(714)
Total stockholders’ equity	82,179			48,690
Total liabilities and stockholders’ equity	$752,570			$568,658

Net interest spread			3.01			3.00
Impact of non-interest bearing funds on margin			(0.01)			0.11
Net interest income-margin		$4,539	3.00%		$4,184	3.11%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$10,051	$13	0.27%	$3,536	$5	0.34%
Certificates of deposit in other banks	9,427	83	1.76	9,705	104	2.14
Investment securities	117,351	1,064	1.81	114,064	1,087	1.90
Loans:
Commercial	294,537	6,850	4.65	240,771	5,993	4.98
Tax exempt	23,397	465	3.98	17,188	371	4.32
Real estate	125,102	2,561	4.09	127,702	2,829	4.43
Consumer	18,075	420	4.65	13,338	401	6.01
Total loans	461,111	10,296	4.47	398,999	9,594	4.80

Total earning assets	597,940	11,457	3.83	526,304	10,790	4.10
Loans held for sale	70,449			4,774
Cash and due from banks	16,639			10,377
Other assets	52,327			19,940
Total assets	$737,354			$561,395

Liabilities
Deposits:
Non-interest bearing demand	$52,866	$—	—%	$42,245	$—	—%

NOW	249,901	1,034	0.83	180,516	846	0.94
Money market checking	22,662	34	0.30	33,561	85	0.51
Savings	28,576	87	0.61	22,034	63	0.57
IRAs	9,464	80	1.70	9,768	122	2.50
CDs	143,824	620	0.86	134,049	803	1.20
Repurchase agreements & FFS	75,469	271	0.72	67,746	243	0.72
FHLB and other borrowings	67,197	215	0.64	15,827	238	3.01
Subordinated debt	4,124	39	1.91	4,124	44	2.13
Total interest-bearing liabilities	601,217	2,381	0.79	467,625	2,444	1.04

Other liabilities	8,076			3,354
Total liabilities	662,159			513,224

Stockholders’ equity
Preferred stock	8,500			8,500
Common stock	3,233			2,236
Paid-in capital	55,584			32,661
Treasury Stock	(1,084)			(1,084)
Retained earnings	10,534			6,635
Accumulated other comprehensive income	(1,572)			(777)
Total stockholders’ equity	75,196			48,171
Total liabilities and stockholders’ equity	$737,354			$561,395

Net interest spread			3.04			3.06
Impact of non-interest bearing funds on margin			.00			.08
Net interest income-margin		$9,076	3.04%		$8,346	3.14%

Non-Interest Income

Income on loans held for sale generates the core of the Bank’s non-interest income. Non-interest income totaled $9.1 million in the second quarter of 2013 compared to $1.3 million in the second quarter of 2012.  This increase of $7.8 million is mainly the result of an increase in income in loans held for sale of $6.1 million, the addition of $318 in capitalized servicing retained income, the addition of $703 in gain on derivative and increased other operating income of $499 as a result of increased title, servicing, inspection fee, wire transfer, rental and wealth management income.

Service charges on deposit accounts continue to be part of the core of the Bank’s other income, and thus, the Company’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. For the quarters ended June 30, 2013 and 2012, service charges totaled $169 and $178, respectively.

The Bank is continually searching for ways to increase non-interest income.  Income from loans sold in the secondary market continues to be a major area of focus for the Bank and the Company, as well as servicing retained on mortgage loans sold into the secondary market.

Non-Interest Expense

For the second quarter of 2013, non-interest expense totaled $11.0 million compared to $3.7 million in the second quarter of 2012. The Company’s efficiency ratio was 80.63% for the second quarter of 2013 compared to 67.36% for the second quarter of 2012.  This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.  The increased efficiency ratio is the result of other operating expense outpacing the growth in net interest income and other income.

Salaries and benefits totaled $7.4 million for the quarter ended June 30, 2013 compared to $2.2 million for the quarter ended June 30, 2012. This $5.2 million increase in salaries and benefits is mainly the result of the addition of the Clarksburg, Sabraton and Edwin Miller Bank offices as well as additions in the areas of human resources, information technology, and loan operations, the additional staff related to the acquisition of PMG and additional hires within MVB Insurance, as well as increases for existing staff.  The Company had 284 full-time equivalent personnel at June 30, 2013, as noted, compared to 130 full-time equivalent personnel as of June 30, 2012.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2013 and 2012, occupancy expense totaled $480 and $209, respectively.  This $271 increase is the result of the addition of the Clarksburg, Sabraton and Edwin Miller Bank offices as well as additional leased office space in the Cheat Lake Bank office, the Bank Operations Center, the addition of PMG and additional leased space for MVB Insurance. Data processing costs increased $117 compared to the second quarter of 2012 due to increased volume and increased useage of products available to save time and better automate processes. Mortgage processing costs increased $678 compared to the second quarter of 2012 due to the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans. FDIC insurance totaled $135 in the second quarter of 2013 compared to $54 in the second quarter of 2012. This increase in FDIC insurance was due to the continued growth in deposits. Legal and accounting costs increased $115 compared to the second quarter of 2012 as a result of the additional fees incurred by PMG as well as additional fees incurred by both the Company and the Bank.

Other operating expense totaled $819 in the second quarter of 2013 compared to $386 in the second quarter of 2012. The largest items relating to this increase were in the areas of other insurance expense, directors’ fees, telephone, travel and entertainment, title exams and appraisal expense, forgeries, dues and memberships, publication and miscellaneous expense.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .79% and 7.22% for the second quarter of 2013 compared to .57% and 6.71% in the second quarter of 2012.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2013 compared to 2012. The most significant areas of change between the quarters ended June 30, 2013 and June 30, 2012 were as follows: loans increased to an average balance of $466.9 million from $406.7 million, interest-bearing liabilities grew to an average balance of $611.2 million from $473.3 million and stockholders’ equity grew by $3.5 million to an average of $82.2 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at June 30, 2013 were $782.0 million or an increase of $55.2 million since December 31, 2012.  The greatest areas of increase were $28.4 million in loan growth, $16.0 million in investment securities and $7.2 million in other assets.

Deposits totaled $531.3 million at June 30, 2013 or an increase of $44.8 million since December 31, 2012.  $33.3 million of this increase is the result of time deposits, $17.9 million is the result of increased broker buster deposits and $5.1 million is the result of increased savings and money market deposits.

Stockholders’ equity has increased approximately $15.0 million from December 31, 2012 due to earnings for the six months ended June 30, 2013 of $2.7 million and through the issuance of 559,264 shares of common stock totaling $13.4 million in additional capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.4 million as of June 30, 2013 compared to $21.6 million as of December 31, 2012.

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

Investment Securities

Investment securities totaled $130.9 million as of June 30, 2013 and $114.9 million as of December 31, 2012. Government sponsored agency securities comprise the majority of the portfolio.

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

Loan Concentration

At June 30, 2013, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $531.3 million at June 30, 2013.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At June 30, 2013, non-interest bearing deposits totaled $55.4 million compared to $54.6 million at December 31, 2012.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $476.0 million at June 30, 2013 compared to $431.9 million at December 31, 2012.  Average interest-bearing liabilities totaled $611.2 million during the second quarter of 2013 compared to $473.3 million for the second quarter of 2012.  Average non-interest bearing demand deposits totaled $50.8 million for the second quarter of 2013 compared to $43.6 million for the second quarter of 2012.  Management will continue to emphasize deposit gathering in 2013 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At June 30, 2013, repurchase agreements totaled $83.0 million compared to $70.2 million at December 31, 2012.  In addition to the aforementioned funds alternatives, the Bank has access to more than $166.0 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the five counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 7.3% in May 2013 and 7.9% in May 2012.  The unemployment levels in the five counties MVB operates in were as follows: Berkeley County unemployment was 5.8% in May 2013, compared to 7.1% in May 2012.  Harrison County’s unemployment rate for May 2013 was 4.9% versus 6.4% in May 2012.  Jefferson County’s unemployment rate improved from 5.3% in May 2012 to 3.9% in May 2013 and Marion County’s unemployment rate improved from 6.4% in May of 2012 to 5.3% in May of 2013.  Monongalia County’s unemployment rate improved from 5.0% in May of 2012 to 3.9% in May of 2013.  The numbers from all five counties continue to be significantly better than the national numbers.

The Company and the Bank nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 0.24% in June of 2013 versus 0.88% in June of 2012 and charge offs to total loans were 0.18% and 0.22% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

At June 30, 2013, accumulated other comprehensive (loss) totaled $(2,488) compared to $(1,495) at December 31, 2012. This change is primarily the result in the decline of the market values of investment securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2012 Form 10-K and

amended 2012 Form 10-K/A.  At June 30, 2013, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers.  The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2013 and December 31, 2012 was $79.0 million and $62.4 million, respectively.

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

Future Outlook

The Company’s and the Bank’s results of operations in the second quarter of 2013 are an improvement over the second quarter of 2012 mainly due to the improvement in net interest income and loans held for sale income, the result of the PMG acquisition as well as the addition of servicing income. The Company’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2013, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 14, 2013	MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer