Form 10-Q
period 2013-09-30
MVB FINANCIAL CORP
filed 2013-11-14
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the number of shares outstanding of the issuer’s only class of common stock was 3,455,765.

MVB Financial Corp.

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except Share and Per Share Data)

	September 30	December 31
	2013	2012
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$27,111	$21,637
Interest bearing balances	21,371	3,703
Certificates of deposits in other banks	9,427	9,427
Investment securities:
Securities held-to-maturity, at cost	55,208	35,370
Securities available-for-sale, at fair value	109,829	79,502

Loans:	522,146	446,443
Less: Allowance for loan losses	(4,688)	(4,076)
Net loans	517,458	442,367
Loans held for sale	46,655	85,529
Bank premises, furniture and equipment, net	14,957	11,354
Bank owned life insurance	15,945	10,524
Accrued interest receivable and other assets	17,555	9,734
Goodwill	17,622	17,622
Total assets	$853,138	$726,769
Liabilities
Deposits
Non-interest bearing	$60,020	$54,620
Interest bearing	559,990	431,899
Total deposits	620,010	486,519

Accrued interest, taxes and other liabilities	7,665	6,726
Repurchase agreements	86,147	70,234
Federal Home Loan Bank and other borrowings	52,246	91,617
Subordinated debt	4,124	4,124
Total liabilities	770,192	659,220

Stockholders’ equity
Preferred stock, $1,000 par value, 8,500 shares authorized and issued	8,500	8,500
Common stock, $1 par value, 10,000,000 and 4,000,000 authorized, 3,506,842 and 2,932,901 issued	3,507	2,933
Additional paid-in capital	62,002	48,750
Treasury stock, 51,077 and 51,077 shares, respectively	(1,084)	(1,084)
Retained earnings	12,920	9,945
Accumulated other comprehensive (loss)	(2,899)	(1,495)
Total stockholders’ equity	82,946	67,549
Total liabilities and stockholders’ equity	$853,138	$726,769

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in Thousands except Share and Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$14,843	$14,078	$5,008	$4,855
Interest on deposits with other banks	151	156	54	47
Interest on investment securities — taxable	917	1,168	363	335
Interest on tax exempt loans and securities	1,560	1,006	589	381
Total interest income	17,471	16,408	6,014	5,618

Interest expense
Deposits	2,921	2,893	1,065	974
Repurchase agreements	402	359	131	116
FHLB and other borrowings	301	351	86	113
Subordinated debt	59	66	20	22
Total interest expense	3,683	3,669	1,302	1,225
Net interest income	13,788	12,739	4,712	4,393
Provision for loan losses	1,993	2,125	326	775
Net interest income after provision for loan losses	11,795	10,614	4,386	3,618

Other income
Service charges on deposit accounts	489	536	183	197
Income on bank owned life insurance	342	231	118	75
Visa debit card income	410	345	148	120
Income on loans held for sale	18,385	1,686	5,623	618
Capitalized servicing retained income	749	—	93	—
Insurance commissions income	781	—	781	—
Other operating income	2,153	1,006	750	560
Gain on sale of securities, net	82	186	—	113
Gain on sale of subsidiary	626	—	626	—
Gain (loss) on derivative, net	423	—	(276)	—
Total other income	24,440	3,990	8,046	1,683

Other expense
Salary and employee benefits	20,872	6,248	7,215	2,129
Occupancy expense	1,358	620	448	207
Equipment expense	916	518	341	185
Data processing	730	390	279	173
Mortgage processing	1,908	—	723	—
Visa debit card expense	345	295	132	110
Advertising	1,109	578	540	229
Legal and accounting fees	755	269	370	85
Printing, stationery and supplies	387	141	137	50
Consulting fees	421	356	196	132
FDIC insurance	364	202	90	121
Other taxes	156	137	46	47
Other operating expenses	2,649	1,111	1,065	383
Total other expense	31,970	10,865	11,582	3,851
Income before income taxes	4,265	3,739	850	1,450
Income tax expense	836	1,013	93	402
Net income	$3,429	$2,726	$757	$1,048
Preferred dividends	64	115	21	21
Net income available to common shareholders	$3,365	$2,611	$736	$1,027
Basic net income per share after preferred dividends	$1.03	$1.19	$0.21	$0.47
Diluted net income per share after preferred dividends	$0.99	$1.17	$0.21	$0.46
Basic weighted average shares outstanding	3,276,088	2,188,580	3,454,396	2,195,761
Diluted weighted average shares outstanding	3,392,100	2,238,637	3,570,408	2,245,818
Cash dividends paid per share	$0.07	$0.07	$0.00	$0.00

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2013	2012	2013	2012

Net Income	$3,429	$2,726	$757	$1,048

Other comprehensive (loss) income, net of tax:

Securities available for sale not other than temporarily impaired:
Unrealized holding (losses) gains during the year	(2,422)	225	(685)	8
Income tax effect	969	(90)	274	(3)
Reclassification adjustment for gain recognized in income	82	186	—	113
Income tax effect	(33)	(74)	—	(45)

Other comprehensive (loss) income	(1,404)	247	(411)	73

Comprehensive income	$2,025	$2,973	$346	$1,121

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30	September 30
	2013	2012
Operating activities
Net income	$3,429	$2,726
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,993	2,125
Deferred income tax (benefit) expense	(87)	49
Depreciation	661	393
Stock based compensation	126	119
Loans originated for sale	(777,016)	(87,014)
Proceeds of loans sold	834,275	89,278
Income on sale of loans held for resale	(18,385)	(1,686)
Loss on sale of other real estate owned	—	2
(Gain) on sale of investment securities	(82)	(186)
(Gain on sale of subsidiary	(626)	—
Income on bank owned life insurance	(342)	(231)
(Gain) on derivatives	(423)	—
Amortization, net of accretion	888	890
(Increase) decrease in interest receivable and other assets	(5,774)	652
Increase (decrease) in accrued interest, taxes, and other liabilities	939	(435)
Net cash provided by operating activities	39,576	6,682
Investing activities
(Increase) in loans made to customers	(77,084)	(73,871)
Purchases of premises and equipment	(4,264)	(1,459)
Decrease (increase) in deposits with FHLB and Fed, net	(17,668)	(3,496)
Maturities of certificates of deposit in other banks	—	491
Purchases of investment securities held-to-maturity	(20,042)	(19,436)
Purchases of investment securities available-for-sale	(47,807)	(28,022)
Proceeds from sales, maturities and calls of securities available-for-sale	14,540	42,842
Proceeds from sales and calls of securities held-to-maturity	—	115
Proceeds from sale of other real estate owned	24	30
Adjustment of branch acquisition	(157)	—
Purchase of bank owned life insurance	(5,079)	—
Net cash (used in) investing activities	(157,537)	(82,806)
Financing activities
Net increase in deposits	133,491	80,686
Net increase (decrease) in repurchase agreements	15,913	(8,571)
Proceeds from Federal Home Loan Bank borrowings	410,418	99,127
Principal payments on Federal Home Loan Bank borrowings	(449,789)	(93,747)
Net proceeds of stock offering	13,707	266
Cash dividend on common stock	(241)	(153)
Dividends on preferred stock	(64)	(115)
Net cash provided by financing activities	123,435	77,493
Increase in cash and cash equivalents	5,474	1,369
Cash and cash equivalents - beginning of period	21,637	9,763
Cash and cash equivalents - end of period	$27,111	$11,132
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$3,691	$3,651
Income taxes	$776	$768

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles.  Operating results for the nine and three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 2 — Recent Accounting Pronouncements

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

Note 3 — Investments

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2012, including gross unrealized gains and losses, are summarized (with dollars in thousands) as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$35,370	$988	$(140)	$36,218
	$35,370	$988	$(140)	$36,218

Amortized cost and fair values of investment securities held-to-maturity at September 30, 2013, including gross unrealized gains and losses, are summarized (with dollars in thousands) as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Municipal securities	$55,208	$458	$(2,783)	$52,883
	$55,208	$458	$(2,783)	$52,883

Amortized cost and fair values of investment securities available-for-sale at December 31, 2012 are summarized (with dollars in thousands) as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$21,951	$247	$(6)	$22,192
Mortgage-backed securities	56,217	328	(169)	56,376
Other securities	934	—	—	934
	$79,102	$575	$(175)	$79,502

Amortized cost and fair values of investment securities available-for-sale at September 30, 2013 are summarized (with dollars in thousands) as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

U. S. Agency securities	$61,078	$73	$(1,362)	$59,789
Mortgage-backed securities	49,756	123	(773)	49,106
Other securities	934	—	—	934
	$111,768	$196	$(2,135)	$109,829

The following tables summarize amortized cost and fair values of securities (with dollars in thousands) by maturity:

	September 30, 2013
	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$755	$769	$—	$—
After one year, but within five	3,211	3,311	25,439	25,261
After five years, but within ten	10,844	10,873	48,330	47,239
After ten Years	40,398	37,930	37,999	37,329
Total	$55,208	$52,883	$111,768	$109,829

Investment securities with a carrying value of $159,537 and $84,301 at September 30, 2013 and 2012, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2013, the details of which are included in the following table.  Although these securities, if sold at September 30, 2013 would result in a pretax loss of $4,918, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of September 30, 2013, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position: (with dollars in thousands)

At December 31, 2012, total temporary impairment totaled $315.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(3)	$9,676	$(6)	$—	$—
Mortgage-backed securities(11)	28,688	(169)	—	—
Municipal securities(28)	11,216	(140)	—	—
	$49,580	$(315)	$—	$—

At September 30, 2013, total temporary impairment (with dollars in thousands) totaled $4,918.

Description and number	Less than 12 months		12 months or more
of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agencies(16)	$52,619	$(1,362)	$—	$—
Mortgage-backed securities(14)	24,746	(600)	6,203	(173)
Municipal securities(98)	33,659	(2,461)	3,740	(322)
	$111,024	$(4,423)	$9,943	$(495)

Note 4 - Loans

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013.  Activity in the allowance is presented for the periods indicated (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 6/30/12	$2,553	$419	$241	$247	$20	$3,480
Charge-offs	(374)	—	(75)	(117)	—	(566)
Recoveries	1	—	1	1	—	3
Provision	570	14	70	121	—	775
ALL balance 9/30/12	$2,750	$433	$237	$252	$20	$3,692

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/11	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(1,290)	—	(84)	(123)	—	(1,497)
Recoveries	3	—	3	13	—	19
Provision	1,873	67	69	107	9	2,125
ALL balance 9/30/12	$2,750	$433	$237	$252	$20	$3,692
Individually evaluated for impairment	$503	$16	$—	$7	$—	$526
Collectively evaluated for impairment	$2,247	$417	$237	$245	$20	$3,166

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 6/30/13	$3,740	$490	$351	$231	$16	$4,828
Charge-offs	(485)	(36)	—	—	—	(521)
Recoveries	30	24	1	—	—	55
Provision	135	57	96	38	—	326
ALL balance 9/30/13	$3,420	$535	$448	$269	$16	$4,688

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance 12/31/12	$3,107	$514	$242	$200	$13	$4,076
Charge-offs	(1,457)	(38)	—	—	(11)	(1,506)
Recoveries	55	60	9	1	—	125
Provision	1,715	(1)	197	68	14	1,993
ALL balance 9/30/13	$3,420	$535	$448	$269	$16	$4,688
Individually evaluated for impairment	$871	$180	$—	$11	$—	$1,061
Collectively evaluated for impairment	$2,549	$355	$448	$258	$16	$3,627

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

The following table summarizes the primary segments of the Company loan portfolio as of December 31, 2012 (in thousands):

December 31, 2012	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

Total Loans	$299,639	$113,212	$16,800	$16,174	$618	$446,443
Individually evaluated for impairment	$3,074	$43	$0	$1	$0	$3,118
Collectively evaluated for impairment	$296,565	$113,169	$16,800	$16,173	$618	$443,325

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2013 (in thousands):

September 30, 2013	Commercial	Residential	Home Equity	Installment	Credit Cards	Total

Total Loans	$352,624	$124,820	$25,489	$18,604	$609	$522,146
Individually evaluated for impairment	$3,539	$264	$—	$20	$—	$3,823
Collectively evaluated for impairment	$349,085	$124,556	$25,489	$18,584	$609	$518,323

Of the $3,823 in impaired loans presented above, only $270 were non-performing loans as of September 30, 2013. The remaining $3,553 represents troubled debt restructured loans that are performing under modified terms.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2013 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
Sept. 30, 2013	Investment	Allowance	Investment	Investment	Balance

Commercial	$3,420	$871	$119	$3,539	$3,641
Residential	264	180	—	264	264
Home Equity	—	—	—	—	—
Installment	20	11	—	20	20
Credit Card	—	—	—	—	—
Total impaired loans	$3,704	$1,061	$119	$3,823	$3,925

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Nine months		Three Months
	September 30		September 30
	2013	2012	2013	2012
Average investment in impaired loans	$4,578	$3,681	$4,241	$3,397
Interest income recognized on an accrual basis on impaired loans	$86	$109	$33	$35

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

The following table represents the classes of the Company loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2012 and September 30, 2013 (in thousands):

		Special
Dec. 31, 2012	Pass	Mention	Substandard	Doubtful	Total

Commercial	$286,472	$8,646	$1,770	$2,751	$299,639
Residential	110,663	2,260	289	—	113,212
Home Equity	16,540	260	—	—	16,800
Installment	15,806	354	13	1	16,174
Credit Card	589	29	—	—	618
Total	$430,070	$11,549	$2,072	$2,752	$446,443

		Special
September 30, 2013	Pass	Mention	Substandard	Doubtful	Total

Commercial	$334,137	$13,335	$5,152	$—	$352,624
Residential	121,789	2,766	265	—	124,820
Home Equity	25,153	336	—	—	25,489
Installment	18,106	479	18	1	18,604
Credit Card	597	12	—	—	609
Total	$499,782	$16,928	$5,435	$1	$522,146

Bank management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2012 and September 30, 2013 (in thousands):

Dec. 31, 2012	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Non- Accrual	Total Loans

Commercial	$295,295	$767	$221	$275	$1,263	$3,081	$299,639
Residential	111,053	1,772	293	51	2,116	43	113,212
Home Equity	16,772	28	—	—	28	—	16,800
Installment	15,991	179	—	3	182	1	16,174
Credit Card	589	24	5	—	29	—	618
Total	$439,700	$2,770	$519	$329	$3,618	$3,125	$446,443

		30-59	60-89	90
		Days	Days	Days	Total	Non-	Total
Sept. 30, 2013	Current	Past Due	Past Due	Past Due	Past Due	Accrual	Loans

Commercial	$349,581	$1,337	$994	$472	$2,803	$240	$352,624
Residential	124,154	36	573	28	637	29	124,820
Home Equity	25,433	28	—	28	56	—	25,489
Installment	18,391	130	79	3	212	1	18,604
Credit Card	584	13	—	12	25	—	609
Total	$518,143	$1,544	$1,646	$543	$3,733	$270	$522,146

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

Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance.

The following table presents details related to loans identified as Troubled Debt Restructurings (“TDRs”) for the periods indicated (in thousands):

	New TDRs (1)
	For the Nine months Ended			For the Three Months Ended
	September 30, 2013			September 30, 2013
(Unaudited, dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:	1	$352	$250	—	$—	$—
Land and construction	2	1,617	1,616	1	280	279
Other	—	—	—	—	—	—
Total commercial real estate	3	1,969	1,866	1	280	279
Commercial and industrial	2	119	119	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	3	8	7	—	—	—
Total	8	$2,096	$1,992	1	$280	$279

(1)         Excludes loans that were either paid off or charged-off by period end.  The pre-modification balance represents the balance outstanding at the beginning of the period.  The post-modification balance represents the outstanding balance at period end.

Note 5 - Borrowed Funds

The Bank is a party to repurchase agreements with certain customers.  As of September 30, 2013 and December 31, 2012, the Bank had repurchase agreements of $86.1 million and $70.2 million.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania.  Borrowings from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities.  The remaining maximum borrowing capacity with the FHLB at September 30, 2013 was approximately $209.5 million.

Borrowings from the FHLB were as follows: (dollars in thousands)	Sept 30 2013	Dec 31 2012

Fixed interest rate note, originating April 1999, due April 2014, interest of 5.41% is payable monthly.	$1,000	$1,000

Fixed interest rate note, originating January 2005, due January 2020, interest of 5.14% is payable in monthly installments of $11.	—	763

Fixed interest rate note, originating April 2002, due May 2017, interest of 5.90% is payable monthly.	602	615

Fixed interest rate note, originating July 2006, due July 2016, interest of 4.50% is payable in monthly installments of $8.	1,225	1,258

Fixed interest rate note, originating October 2006, due October 2021, interest of 5.20% is payable in monthly installments of $6.	1,030	1,047

Fixed interest rate note, originating February 2007, due February 2022, interest of 5.22% is payable in monthly installments of $5.	865	879

Fixed interest rate note, originating April 2007, due April 2022, interest of 5.18% is payable in monthly installments of $6.	979	995

Floating interest rate note, originating March 2003, interest of 0.25% payable monthly.	45,588	23,065

Fixed interest rate note, originating December 2007, due December 2017, interest of 5.25% is payable in monthly installments of $7.	957	978

Fixed interest rate note originating March 2008, due March 2013, interest of 2.37% payable quarterly.	—	2,000

	$52,246	$32,600

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

The Trust Preferred Securities and the Debentures mature in 30 years and are redeemable by the Company after five years.  Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate.  The Company reflects borrowed funds in the amount of $4.1 million as of September 30, 2013 and 2012 and interest expense of $59 and $66 for the periods ended September 30, 2013 and 2012.

Bank subsidiary PMG had borrowings of $59.0 million at December 31, 2012, which were comprised of three floating rate lines of credit with other banks. The three floating rate lines have since been paid off and PMG now utilizes FHLB borrowings.

A summary of maturities of these borrowings over the next five years is as follows:

(dollars in thousands)

Year	Amount
2013	$39
2014	1,161
2015	169
2016	1,246
2017	1,470
Thereafter	48,161
$52,246

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value as of December 31, 2012 and September 30, 2013 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  All measurements are made on a recurring basis, with the exception of other real estate and impaired loans, which are measured on a non-recurring basis.

	December 31, 2012
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$22,192	$—	$22,192
U.S. Sponsored Mortgage backed securities	—	56,376	—	56,376
Other Securities	—	934		934
Loans held for sale	—	85,529	—	85,529
Derivative on loans held for sale	—	1,261	—	1,261
Other Real Estate Owned	—	—	207	207
Impaired Loans	—	—	2,395	2,395

	September 30, 2013
(In Thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$59,789	$—	$59,789
U.S. Sponsored Mortgage backed securities	—	49,106	—	49,106
Other Securities	—	934	—	934
Loans held for sale	—	46,655	—	46,655
Derivative on loans held for sale	—	2,636	—	2,636
Other Real Estate Owned	—	—	647	647
Impaired loans	—	—	2,762	2,762

The following table’s present additional quantitative information about assets measured at fair value on a non-recurring basis and for which MVB has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2012:
Impaired loans	$2,395	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)
Other real estate owned and repossessed assets	$207	Appraisal of collateral (1),(3)
September 30, 2013:
Impaired loans	$2,762	Appraisal of collateral (1)	Appraisal adjustments (2) Liquidation expenses (2)	0% to -50.0% (-25.2%) -1.5% to 8.0% (-5.5%)
Other real estate owned and repossessed assets	$647	Appraisal of collateral (1),(3)

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

Cash and due from banks and interest bearing balances: The carrying values of short-term financial instruments including cash and due from banks, interest bearing balances, and certificates of deposit in other banks approximate the fair value of these instruments.

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

Repurchase agreements:  The fair values of repurchase agreements approximate their carrying values.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

			Fair Value Measurements at December 31, 2012
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$21,637	$21,637	$21,637	$—	$—
Interest bearing balances	3,703	4,127	4,127	—	—
Certificates of deposits	9,427	9,427	9,427	—	—
Securities available-for-sale	79,502	79,502	—	79,502	—
Securities held-to-maturity	35,370	36,218	—	36,218	—
Loans	442,367	453,082	—	—	453,082
Loans held for sale	85,529	85,529	85,529	—	—
Derivative on loans held for sale	1,261	1,261	1,261	—	—
Bank owned life insurance	10,524	10,524	10,524	—	—
Accrued interest receivable	1,778	1,778	1,778	—	—
	$691,098	$703,085	$134,283	$115,720	$453,082

Financial liabilities:
Deposits	$486,519	$498,244	$329,083	$—	$169,161
Repurchase agreements	70,234	70,234	70,234	—	—
FHLB and other Borrowings	91,617	94,487	—	—	94,487
Accrued interest payable	329	329	329	—	—
Subordinated debt	4,124	4,664	4,664	—	—
	$652,823	$667,958	$404,310	$—	$263,648

			Fair Value Measurements at September 30, 2013
(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$27,111	$27,111	$27,111	$—	$—
Interest bearing balances	21,371	21,371	21,371	—	—
Certificates of deposits	9,427	9,427	9,427	—	—
Securities available-for-sale	109,829	109,829	—	109,829	—
Securities held-to-maturity	55,208	52,883	—	52,883	—
Loans	517,458	524,768	—	—	524,768
Loans held for sale	46,655	46,655	46,655	—	—
Derivative on loans held for sale	2,636	2,636	2,636	—	—
Bank owned life insurance	15,945	15,945	15,945	—	—
Accrued interest receivable	2,210	2,210	2,210	—	—
	$807,850	$812,835	$125,355	$162,712	$524,768

Financial liabilities:
Deposits	$620,010	$610,834	398,977	—	211,857
Repurchase agreements	86,147	86,147	86,147	—	—
FHLB and other Borrowings	52,246	46,656	—	—	46,656
Accrued interest payable	321	321	321	—	—
Subordinated debt	4,124	4,664	4,664	—	—
	$762,848	$748,622	$490,109	$—	$258,513

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

Note 7 — Stock Offering

In late December 2012 the Company began a confidential offering to accredited investors that resulted in the issuance of 1,132,527 shares of common stock totaling $27.2 million in additional capital. This offering was completed during March of 2013.

Note 8 — Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2013 and 2012, stock options to purchase 199,306 and 172,880 shares at an average price of $16.09 and $15.63, respectively, were outstanding.  For the nine months ended September 30, 2013 and 2012, the dilutive effect of stock options was 116,012 and 50,057 shares, respectively.

Note 9 — Comprehensive Income

The following table presents the components of accumulated OCI (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI for Nine months Ended September 30	Amount Reclassified from AOCI for Three Months Ended September 30	Affected line item in the Statement where net income is presented
Available—for-sale securities
Unrealized holding gains	$82	$—	Gain on sale of securities
	82	—	Total before tax
	33	—	Income tax expense
Total reclassifications	49	—	Net of tax

Item 1: These items are included in the computation of net periodic pension cost. See Note 10, Pension Plan, for additional information.

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities for nine months ended September 30	Defined benefit pension plan items for nine months ended September 30	Total
Beginning balance, December 31, 2012	$240	$(1,735)	$(1,495)
Other comprehensive (loss) before reclassification	(1,453)	—	(1,453)
Amounts reclassified from AOCI	49	—	49
Net current period OCI	(1,404)	—	(1,404)
Ending balance	$(1,164)	$(1,735)	$(2,899)

(Dollars in thousands)	Unrealized gains/(losses) on available-for-sale securities for three months ended September 30	Defined benefit pension plan items for three months ended September 30	Total
Beginning balance, June 30, 2013	$(753)	$(1,735)	$(2,488)
Other comprehensive (loss) before reclassification	(411)	—	(411)
Amounts reclassified from AOCI	—	—	—
Net current period OCI	(411)	—	(411)
Ending balance	$(1,164)	$(1,735)	$(2,899)

(Dollars in thousands)	September 30, 2013
Net unrealized gain on securities available-for-sale	$(1,164)
Net unrecognized pension cost	(1,735)
Total	$(2,899)

Note 10 — Pension Plan

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation.

Note 11 — Subsequent Event

On October 23, 2013, the Company and the Bank have entered into a Purchase and Assumption Agreement with CFG Community Bank (“CFG”) and its parent, Capital Funding Bancorp, Inc., to purchase certain assets and assume certain liabilities of CFG and its subsidiaries for approximately $30 million in cash and MVB Financial common shares.

Consummation of this transaction is subject to certain customary closing conditions, including requisite regulatory approvals and material third-party consents, the absence of certain legal impediments to the consummation of the transaction and subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company’s or the Bank management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in this Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

•      the ability of the Company, the Bank, MVB Mortgage, and MVB Insurance to successfully execute business plans, manage risks, and achieve objectives;

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

•      changes in financial market conditions, either internationally, nationally or locally in areas in which the Company, the Bank,  MVB Mortgage, and MVB Insurance conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

•      fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing; changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•      the ability of the Company, the Bank, MVB Mortgage, and MVB Insurance to successfully conduct acquisitions and integrate acquired businesses;

•      potential difficulties in expanding the businesses of the Company, the Bank, MVB Mortgage, and MVB Insurance in existing and new markets;

•      increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

•      changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, and the FDIC;

•      the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company, the Bank, MVB Mortgage, MVB Insurance, and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•      the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which the Company, the Bank, MVB Mortgage, and MVB Insurance engage in such activities, the fees that the Bank, MVB Mortgage, and MVB Insurance may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

•      continuing consolidation in the financial services industry; new legal claims against the Company, the Bank, MVB Mortgage, and MVB Insurance, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•      success in gaining regulatory approvals, when required;

•      changes in consumer spending and savings habits;

•      increased competitive challenges and expanding product and pricing pressures among financial institutions;

•      inflation and deflation;

•      technological changes and the implementation of new technologies by the Company, the Bank, MVB Mortgage, and MVB Insurance;

•      the ability of the Company, the Bank, MVB Mortgage, and MVB Insurance to develop and maintain secure and reliable information technology systems;

•      legislation or regulatory changes which adversely affect the operations or business of the Company, the Bank, MVB Mortgage, or MVB Insurance;

•      the ability of the Company, the Bank, MVB Mortgage, and MVB Insurance to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and,

•      costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

SUMMARY OF RESULTS OF OPERATIONS

At September 30, 2013 and 2012 and for the Nine and Three Months Ended September 30, 2013 and 2012:

	Nine months Ended September 30		Three Months Ended September 30
	2013	2012	2013	2012
Net income to:
Average assets	0.62%	.63%	0.37%	.70%
Average stockholders’ equity	6.80%	7.40%	3.70%	8.34%
Net interest margin	2.94%	3.12%	2.78%	3.09%

Average stockholders’ equity to average assets	9.13%	8.54%	10.10%	8.35%
Total loans to total deposits (end of period)	84.22%	94.69%	84.22%	94.69%
Allowance for loan losses to total loans (end of period)	0.90%	0.83%	0.90%	0.83%
Efficiency ratio	83.63%	64.95%	90.78%	63.38%
Capital ratios:
Tier 1 capital ratio	12.46%	13.11%	12.46%	13.11%
Risk-based capital ratio	13.28%	14.00%	13.28%	14.00%
Leverage ratio	8.65%	9.01%	8.65%	9.01%
Cash dividends as a percentage of net income	7.03%	5.61%	N/A	N/A
Per share data:
Book value per share (end of period)	$21.32	$18.84	$21.32	$18.84
Basic earnings per share	$1.03	$1.19	$0.21	$0.47
Diluted earnings per share	$0.99	$1.17	$0.21	$0.46

Introduction

The Company was formed on January 1, 2004, as a bank holding company and, effective December 19, 2012, became a financial holding company.  The Company features multiple subsidiaries and affiliated businesses, including the Bank, MVB Mortgage and MVB Insurance.

The Bank, was formed on October 30, 1997, and chartered under the laws of the State of West Virginia.  The Bank commenced operations on January 4, 1999.  During the fourth quarter of 2004, the Company formed two second-tier holding companies, MVB - Marion, Inc., and MVB - Harrison, Inc., which have since been merged to form MVB - Central, Inc., to manage the banking operations of the Bank in these specific north-central West Virginia markets.  In August of 2005, the Bank opened a full service office in neighboring Harrison County, West Virginia.  During October of 2005, the Bank purchased a branch office in Jefferson County, West Virginia, situated in West Virginia’s eastern panhandle.  In 2006, the Company formed another second-tier holding company, MVB - East, Inc., to manage the banking operations of the Bank in the Jefferson County, West Virginia and Berkeley County, West Virginia markets.  During the third quarter of 2007, the Bank opened a full service office in the Martinsburg area of Berkeley County, West Virginia.  In the second quarter of 2011, the Bank opened a banking facility in the Cheat Lake area of Monongalia County, West Virginia.  The Bank opened its second Harrison County, West Virginia location, the downtown Clarksburg office in the historic Empire Building during the fourth quarter of 2012.

During the fourth quarter of 2012, the Bank acquired PMG which, effective July 15, 2013, began doing business as MVB Mortgage, a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  This PMG acquisition provided the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream.  MVB Mortgage has three mortgage only offices, all located in northern Virginia, within the Washington, District of Columbia / Baltimore, Maryland metropolitan area, and, in addition, has mortgage loan originators located at select Bank locations.

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley County, West Virginia, at Edwin Miller Boulevard.  Currently, the Company operates nine bank branches in West Virginia, which are located at:  301 Virginia Avenue in Fairmont, Marion County; 9789 Mall Loop (inside the Shop N Save Supermarket) in White Hall, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10  Sterling Drive in Morgantown, Monongalia County; and 231 Aikens Center in Martinsburg, Berkeley County.  In addition, the Company operates a bank loan processing office at 184 Summers Street, Charleston, Kanawha County, West Virginia.  The Company has received regulatory approval from the FDIC and the West Virginia Division of Financial Institutions to construct a replacement location on Copley Drive in Fairmont, Marion County, West Virginia, for its current White Hall location.  In addition, the Bank has initiated construction of a new facility in Kanawha County, West Virginia.

In addition to MVB Mortgage, the Company has a wholly-owned subsidiary, MVB Insurance, LLC.  MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  MVB Insurance maintains its headquarters at 301 Virginia Avenue, Fairmont, West Virginia,   and operates offices at: 6 Canyon Road, Morgantown, West Virginia, 2400 Cranberry Square,

Morgantown, West Virginia,; and 355 Wharton Circle, Suite 123, Triadelphia, West Virginia.  In addition to the second-tier holding companies, the Company has an additional subsidiary, Bank Compliance Solutions, Inc., formed in 2011, which to-date has not initiated business activities.

The Company’s business activities, through its Subsidiaries, are currently community banking, mortgage banking, insurance services, and wealth management.  As a community banking entity, the Bank offers its customers a full range of products through various delivery channels.  Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities.  Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer, and also offers correspondent lending services to assist other community banks in offering longer term fixed rate loan products that may be sold into the secondary market.  Since the opening date of January 4, 1999, the Company, through the Bank, has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion County, West Virginia and Harrison County, West Virginia markets, expansion into West Virginia’s eastern panhandle counties and, most recently, into Monongalia County, West Virginia.  With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened up increased market opportunities in the Washington, District of Columbia / Baltimore, Maryland metropolitan region and added enough volume to better diversify the Company’s earnings stream.

Following the quarter close of September 30, 2013, the Company and the Bank entered into a purchase and assumption agreement, on October 23, 2013, to purchase certain assets and assume specific liabilities, subject to regulatory approvals, of CFG Community Bank (“CFG Bank”), a subsidiary of Capital Funding Bancorp, Inc., headquartered in Lutherville, Maryland.  This pending transaction, which is, again, subject to regulatory approvals, would increase the presence of the Company and the Bank in the Washington, District of Columbia / Baltimore, Maryland metropolitan region through the addition of three new branches in: Annapolis, Maryland; Baltimore, Maryland; and Lutherville, Maryland.  Further, the transaction would include an additional office, also in Lutherville, Maryland.

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At September 30, 2013, the Company had 292 full-time equivalent employees, including those added through the acquisition of PMG. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2013, the Company earned $757 compared to $1,048 in the third quarter of 2012.  Net interest income increased by $319, other income increased by $6.4 million and other expenses increased by $7.7 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $64.2 million in average loan growth and despite an increase in average interest bearing liabilities of $170.5 million and an increase in interest expense of $77.  There was also a decrease in cost of funds of 20 basis points.  The increase in other income was mainly the result of an increase in income on loans held for sale of $5.0 million as a result of additional volume that the Company was able to produce through the acquisition of PMG. Other factors that resulted in the increase to other income include insurance income of $781, due to new products being offered and gain on sale of subsidiary of $626 which was the result of PMG selling 25% of its 50% interest in Lender Service Provider, LLC. The increase in other operating expenses was principally the result of increased salaries expense of $5.1 million, with the addition of the Clarksburg, Sabraton and Edwin Miller Bank offices as well as additions in the areas of human resources, information technology, and loan operations, the additional staff related to the acquisition of PMG and additional staff related to MVB Insurance, LLC, as well as increases for existing staff.  Occupancy, Equipment and depreciation costs increased $397, the result of the additions of the Clarksburg, Sabraton and Edwin Miller Bank offices, the acquisition of PMG, and additional leased office space in both the Cheat Lake Bank office, the Bank Operations Center and MVB Insurance, LLC. Data processing costs increased $106 due to increased volume and increased usage of products available to save time and better automate processes. Mortgage processing costs increased $723 due to the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans. Legal and accounting fees increased $285 as a result of the additional fees incurred by PMG and MVB Insurance as well as additional fees incurred by both the Company and the Bank. Advertising costs increased $311 as a result of increased advertising related to new and existing branches and the acquisition of PMG. Other operating expenses increased by $682,  mainly the result of the following: increased training expense of $50, directors fees of $52, postage and courier expense of $51, telephone expense of $107, travel and entertainment of $229, license and permits expense of $31, publications expense of $35, miscellaneous expense of $95 and collection expense of $20.

Loan loss provisions of $326 and $775 were made for the quarters ended September 30, 2013 and 2012, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $523 in loans during the third quarter of 2013 versus $566 for the same time period in 2012. The allowance for loan losses to total loans increased from .83% at September 30, 2012 to 0.90% at September 30, 2013.

Non-interest income for the quarters ended September 30, 2013 and 2012 totaled $8.0 million and $1.7 million, respectively.  The most significant portions of non-interest income are income on loans held for sale, which totaled $5.6 million for the quarter ended September 30, 2013, an increase of $5.0 million over the third quarter of 2012, the result of the increased volume from existing lenders as well as the addition of new lenders and increased volume from the acquisition of PMG, capitalized servicing retained income which totaled $93 for the quarter ended September 30, 2013, a new income stream that began during the third quarter of 2012, and other operating income which totaled $750 for the quarter ended September 30, 2013, an increase of $190 from the prior year, mainly the result of the following: visa credit card income of $11, inspection fee income of $16, servicing income of $127, wire transfer fee income of $11 and wealth management income of $19.

Non-interest expense for the quarters ended September 30, 2013 and 2012 totaled $11.6 million and $3.9 million, respectively.  The most significant increases were as discussed above.

For the nine months ended September 30, 2013 the Company earned $3.4 million compared to $2.7 million for the same time period in 2012.  Net interest income increased by $1.0 million, other income increased by $20.5 million and other expenses increased by $21.1 million. The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $62.6 million in average loan growth and despite an increase in average interest bearing liabilities of $133.1 million and an increase in interest expense of $14.There was also a decrease in cost of funds of 22 basis points. The increase in other income was mainly the result of an increase in income on loans held for sale of $16.7 million as a result of additional volume that the Company was able to produce through the acquisition of PMG. Other factors that resulted in the increase to other income include capitalized servicing retained income of $749, gain on derivative of $423, insurance income of $781, due to new products being offered and gain on sale of subsidiary of $626 which was the result of PMG selling 25% of its 50% interest in Lender Service Provider, LLC. The increase in other operating expenses was principally the result of increased salaries expense of $14.6 million, with the addition of the Clarksburg, Sabraton and Edwin Miller Bank offices as well as additions in the areas of human resources, information technology, and loan operations, the additional staff related to the acquisition of PMG and additional staff related to MVB Insurance, LLC, as well as increases for existing staff.  Occupancy, Equipment and depreciation costs increased $1.1 million, the result of the additions of the Clarksburg, Sabraton and Edwin Miller Bank offices, the acquisition of PMG, and additional leased office space in the Cheat Lake Bank office, the Bank Operations Center, MVB Insurance, LLC, and an operations office in Charleston. Data processing costs increased $340 due to increased volume and increased usage of products available to save time and better automate processes. Mortgage processing costs increased $1.9 million due to the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans. Legal and accounting fees increased $486 as a result of the additional fees incurred by PMG and MVB Insurance as well as additional fees incurred by both the Company and the Bank. Advertising costs increased $531 as a result of increased advertising related to new and existing branches and the acquisition of PMG. Other operating expenses increased by $1.5 million,  mainly the result of the following: increased training expense of $38, directors fees of $117, postage and courier expense of $111, telephone expense of $224, travel and entertainment of $387, license and permits expense of $93, dues and publications expense of $97, miscellaneous expense of $364 and forgeries expense of $51.

Non-interest income for the nine months ended September 30, 2013 and 2012 totaled $24.4 million and $4.0 million, respectively.  The most significant portion of non-interest income is income on loans held for sale, which totaled $18.4 million for the nine months ended September 30, 2013, and increase of $16.7 million over the nine months ended September 30, 2012, the result of the increased volume from existing lenders as well as the addition of new lenders and increased volume from the acquisition of PMG. Other significant portions of non-interest income include capitalized servicing retained income which totaled $749 for the nine months ended September 30, 2013, a new income stream that began during the third quarter of 2012, insurance commission income which totaled $781 for the nine months ended September 30, 2013, a new income stream that began in the first quarter of 2013 by offering additional insurance products. And other operating income which totaled $2.2 million for the nine months ended September 30, 2013, an increase of $1.1 million from the prior year, mainly the result of the following: inspection fee income of $16, servicing income of $277, underwriting and processing fee income of $186, consulting fee income of $400 and miscellaneous income of $187.

Non-interest expense for the nine months ended September 30, 2013 and 2012 totaled $32.0 million and $10.9 million.  The largest drivers of this $21.1 million increase were in the areas of salaries, other expense, advertising, occupancy, legal and accounting fees, equipment, printing, mortgage processing and data processing, all due to the additions of PMG and MVB Insurance.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Bank’s balance sheet. The net interest margin for the quarters ended September 30, 2013 and 2012 was 2.78% and 3.11% respectively.  The 33 basis point decline in the Bank’s net interest margin for the quarter ended September 30, 2013 was the result of the decreased yield on the loan portfolio of 46 basis points. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The funding side of the bank helped offset the decreased asset yield as a result of the following: a 20 basis point reduction in the cost of funds, mainly in the CD portfolio, IRA portfolio and FHLB borrowing balances.  While the Bank’s yield on total loans declined by 46 basis points, the Bank was able to grow average loan balances by $64.2 million, which enabled an increase in net interest income of $319.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$21,633	$13	0.24%	$10,613	$3	0.11%
Certificates of deposit in other banks	9,427	42	1.79	9,427	44	1.82
Investment securities	150,432	726	1.93	112,622	519	1.85
Loans:
Commercial	316,909	3,655	4.61	261,818	3,178	4.86
Tax exempt	23,834	221	3.70	18,732	197	4.21
Real estate	136,253	1,142	3.35	141,827	1,474	4.16
Consumer	19,413	215	4.42	9,835	203	8.26
Total loans	496,409	5,233	4.22	432,212	5,052	4.68

Total earning assets	677,901	6,014	3.55	564,874	5,618	3.98
Loans held for sale	51,644			4,409
Cash and due from banks	20,564			11,698
Other assets	60,157			20,979
Total assets	$810,266			$601,960

Liabilities
Deposits:
Non-interest bearing demand	$49,155	$—	—%	$48,979	$—%
NOW	327,397	595	0.73	221,554	483	0.88
Money market checking	23,900	17	0.29	27,468	21	0.31
Savings	31,105	50	0.64	24,112	36	0.60
IRAs	9,521	38	1.59	9,728	57	2.34
CDs	145,289	365	1.00	137,993	377	1.09
Repurchase agreements & FFS	79,209	131	0.66	61,615	116	0.75
FHLB and other borrowings	50,117	86	0.69	13,521	113	3.34
Subordinated debt	4,124	20	1.92	4,124	22	2.13
Total interest-bearing liabilities	670,662	1,302	0.78	500,115	1,225	0.98

Other liabilities	8,600			2,608
Total liabilities	728,417			551,702

Stockholders’ equity
Preferred stock	8,500			8,500
Common stock	3,506			2,247
Paid-in capital	60,908			32,954
Treasury stock	(1,084)			(1,084)
Retained earnings	12,069			8,172
Accumulated other comprehensive income	(2,050)			(531)
Total stockholders’ equity	81,849			50,258
Total liabilities and stockholders’ equity	$810,266			$601,960

Net interest spread			2.77			3.00
Impact of non-interest bearing funds on margin			0.01			0.11
Net interest income-margin		$4,712	2.78%		$4,393	3.11%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine months Ended September 30, 2013			Nine months Ended September 30, 2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$13,954	$26	0.25%	$5,912	$9	0.20%
Certificates of deposit in other banks	9,427	125	1.77	9,611	147	2.04
Investment securities	128,499	1,790	1.86	113,662	1,606	1.88
Loans:
Commercial	302,077	10,506	4.64	248,103	9,171	4.93
Tax exempt	23,544	686	3.89	17,706	568	4.28
Real estate	128,860	3,703	3.83	135,616	4,303	4.23
Consumer	18,526	635	4.57	8,991	604	8.96
Total loans	473,007	15,530	4.38	410,416	14,646	4.76

Total earning assets	624,887	17,471	3.73	539,601	16,408	4.05
Loans held for sale	48,399			4,651
Cash and due from banks	15,826			10,821
Other assets	47,931			20,487
Total assets	$737,043			$575,560

Liabilities
Deposits:
Non-interest bearing demand	$51,615	$—	—%	$44,506	$—	—%

NOW	276,017	1,630	0.79	194,295	1,329	0.91
Money market checking	23,079	52	0.30	31,515	106	0.45
Savings	29,428	137	0.62	22,732	99	0.58
IRAs	9,483	118	1.66	9,754	179	2.45
CDs	144,318	984	0.91	135,373	1,180	1.16
Repurchase agreements & FFS	76,730	402	0.70	65,687	359	0.73
FHLB and other borrowings	48,420	301	0.83	15,052	351	3.11
Subordinated debt	4,124	59	1.92	4,124	66	2.13
Total interest-bearing liabilities	611,599	3,683	0.80	478,532	3,669	1.02

Other liabilities	6,569			3,378
Total liabilities	669,783			526,416

Stockholders’ equity
Preferred stock	8,500			8,500
Common stock	3,325			2,240
Paid-in capital	46,918			32,759
Treasury Stock	(1,084)			(1,084)
Retained earnings	11,053			7,376
Accumulated other comprehensive income	(1,452)			(647)
Total stockholders’ equity	67,260			49,144
Total liabilities and stockholders’ equity	$737,043			$575,560

Net interest spread			2.93			3.03
Impact of non-interest bearing funds on margin			.01			0.12
Net interest income-margin		$13,788	2.94%		$12,739	3.15%

Non-Interest Income

Income on loans held for sale generates the core of the Bank’s non-interest income. Non-interest income totaled $8.0 million in the third quarter of 2013 compared to $1.7 million in the third quarter of 2012.  This increase of $6.3 million is mainly the result of an increase in income in loans held for sale of $5.0 million, the addition of $93 in capitalized servicing retained income, the addition of $626 in gain on sale of subsidiary, the addition of $781 in insurance income and increased other operating income of $190 as a result of increased visa credit card, inspection fee, servicing, wire transfer and wealth management income.

Service charges on deposit accounts continue to be part of the core of the Bank’s other income, and thus, the Company’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. For the quarters ended September 30, 2013 and 2012, service charges totaled $183 and $197, respectively.

The Bank is continually searching for ways to increase non-interest income.  Income from loans sold in the secondary market continues to be a major area of focus for the Bank and the Company, as well as servicing retained on mortgage loans sold into the secondary market.

Non-Interest Expense

For the third quarter of 2013, non-interest expense totaled $11.6 million compared to $3.9 million in the third quarter of 2012. The Company’s efficiency ratio was 90.78% for the third quarter of 2013 compared to 63.38% for the third quarter of 2012.  This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.  The increased efficiency ratio is the result of other operating expense outpacing the growth in net interest income and other income.

Salaries and benefits totaled $7.2 million for the quarter ended September 30, 2013 compared to $2.1 million for the quarter ended September 30, 2012. This $5.1 million increase in salaries and benefits is mainly the result of the addition of the additional staff related to the acquisition of PMG, the Clarksburg, Sabraton and Edwin Miller Bank offices as well as additions in the areas of human resources, information technology, and loan operations and additional hires within MVB Insurance, as well as increases for existing staff.  The Company had 292 full-time equivalent personnel at September 30, 2013, as noted, compared to 139 full-time equivalent personnel as of September 30, 2012.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2013 and 2012, occupancy expense totaled $448 and $207, respectively.  This $241 increase is the result of the addition of the Clarksburg, Sabraton and Edwin Miller Bank offices as well as additional leased office space in the Cheat Lake Bank office, the Bank Operations Center, the addition of PMG and additional leased space for MVB Insurance. Data processing costs increased $106 compared to the third quarter of 2012 due to increased volume and increased useage of products available to save time and better automate processes. Mortgage processing costs increased $723 compared to the third quarter of 2012 due to the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans. FDIC insurance totaled $90 in the third quarter of 2013 compared to $121 in the third quarter of 2012. This decrease in FDIC insurance was due to loan and deposit growth which spiked in the third quarter of 2012. Legal and accounting costs increased $285 compared to the third quarter of 2012 as a result of the fees incurred by PMG and MVB Insurance as well as additional fees incurred by both the Company and the Bank.

Other operating expense totaled $1.1 million in the third quarter of 2013 compared to $383 in the third quarter of 2012. The largest items relating to this increase were in the areas of training expense, directors’ fees, postage and courier, telephone, travel and entertainment, licenses and permits, publications, collections and miscellaneous expense.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .37% and 3.7% for the third quarter of 2013 compared to .70% and 8.34% in the third quarter of 2012.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2013 compared to 2012. The most significant areas of change between the quarters ended September 30, 2013 and September 30, 2012 were as follows: loans increased to an average balance of $496.4 million from $432.2 million, interest-bearing liabilities grew to an average balance of $670.7 million from $500.1 million and stockholders’ equity grew by $31.6 million to an average of $81.8 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at September 30, 2013 were $853.1 million or an increase of $126.4 million since December 31, 2012.  The greatest areas of increase were $75.7 million in loan growth, $50.2 million in investment securities and $17.7 million in interest bearing balances.

Deposits totaled $620.0 million at September 30, 2013 or an increase of $133.5 million since December 31, 2012.  $42.5 million of this increase is the result of time deposits, $72.4 million is the result of increased public funds and $18.6 million is the result of increased broker buster deposits.

Stockholders’ equity has increased approximately $15.7 million from December 31, 2012 due to earnings for the nine months ended September 30, 2013 of $3.7 million and through the issuance of 559,264 shares of common stock totaling $13.4 million in additional capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $27.1 million as of September 30, 2013 compared to $21.6 million as of December 31, 2012.

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

Investment Securities

Investment securities totaled $165.0 million as of September 30, 2013 and $114.9 million as of December 31, 2012. The investment portfolio is fairly evenly balanced between government sponsored agency securities, mortgage-backed securities and municipal securities.

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

Loans

The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley and Monongalia County areas of West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Northern Virginia is also a key area of focus for the Bank in the secondary market lending arena.

Loan Concentration

At September 30, 2013, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $620.0 million at September 30, 2013.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At September 30, 2013, non-interest bearing deposits totaled $60.0 million compared to $54.6 million at December 31, 2012.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $560.0 million at September 30, 2013 compared to $431.9 million at December 31, 2012.  Average interest-bearing liabilities totaled $670.7 million during the third quarter of 2013 compared to $500.1 million for the third quarter of 2012.  Average non-interest bearing demand deposits totaled $49.2 million for the third quarter of 2013 compared to $49.0 million for the third quarter of 2012.  Management will continue to emphasize deposit gathering in 2013 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At September 30, 2013, repurchase agreements totaled $86.1 million compared to $70.2 million at December 31, 2012.  In addition to the aforementioned funds alternatives, the Bank has access to more than $209.5 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 7.3% in August 2013 and 8.2% in August 2012.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows: Berkeley County unemployment was 5.5% in August 2013, compared to 6.9% in August 2012.  Harrison County’s unemployment rate for August 2013 was 5.0% versus 6.2% in August 2012.  Jefferson County’s unemployment rate improved from 5.1% in August 2012 to 4.2% in August 2013 and Marion County’s unemployment rate improved from 6.3% in August of 2012 to 5.3% in August of 2013.  Monongalia County’s unemployment rate improved from 5.2% in August of 2012 to 4.2% in August of 2013. Kanawha County’s unemployment rate improved from 6.6% in August of 2012 to 5.3% in August of 2013. The numbers from all six counties continue to be significantly better than the national numbers.

The Company and the Bank nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 0.16% in September of 2013 versus 0.77% in September of 2012 and charge offs to total loans were 0.26% and 0.31 % for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

At September 30, 2013, accumulated other comprehensive (loss) totaled $(2,899) compared to $(1,495) at December 31, 2012. This change is primarily the result in the decline of the market values of investment securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2012 Form 10-K and amended 2012 Form 10-K/A.  At September 30, 2013, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers.  The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2013 and December 31, 2012 was $88.0 million and $62.4 million, respectively.

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

Future Outlook

The Company’s and the Bank’s results of operations for the nine months ended September 30, 2013 are an improvement over the same time period in 2012 mainly due to the improvement in net interest income and loans held for sale income, the result of the PMG acquisition as well as the addition of servicing income. The Company’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2013, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting

Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 31.1                              Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2                              Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1                              Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2                              Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS                                                   XBRL Instance Document

101.SCH                                              XBRL Taxonomy Extension Schema

101.CAL                                              XBRL Taxonomy Extension Calculation Linkbase

101.DEF                                                XBRL Taxonomy Extension Definition Linkbase

101.LAB                                              XBRL Taxonomy Extension Label Linkbase

101.PRE                                                XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2013

MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer

	By:	/s/ Eric L. Tichenor
Eric L. Tichenor
Chief Financial Officer