Form 10-K
period 2013-12-31
MVB FINANCIAL CORP
filed 2014-03-28
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through June 30, 2013, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $72,082,022.  For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 20, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 28, 2014, the Registrant had 7,705,894 shares of common stock outstanding with a par value of $1.

PART I

ITEM 1.BUSINESS

MVB Financial Corp. (“the Company”) was formed on January 1, 2004, as a bank holding company and, effective December 19, 2012, became a financial holding company.  The Company features multiple subsidiaries and affiliated businesses, including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary MVB Mortgage and MVB Insurance, LLC (“MVB Insurance”). On December 31, 2013, three Company subsidiaries, MVB-Central, Inc. (a second-tier level holding company), MVB-East, Inc. (a second tier holding company) and Bank Compliance Solutions, Inc. (an inactive subsidiary) were merged into the Company.

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

Also during the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  This PMG acquisition provided the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream.  MVB Mortgage has four mortgage only offices, all located in northern Virginia, within the Washington, District of Columbia / Baltimore, Maryland metropolitan area, and, in addition, has mortgage loan originators located at select Bank locations.

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley County, West Virginia, at Edwin Miller Boulevard. During 2013, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals.  The Company continuously reviews key performance indicators to measure our success.

Currently, the Bank operates nine full-service banking branches in West Virginia, which are located at:  301 Virginia Avenue in Fairmont, Marion County; 9789 Mall Loop (inside the Shop N Save Supermarket) in White Hall, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10  Sterling Drive in Morgantown, Monongalia County; and 231 Aikens Center in Martinsburg, Berkeley County.  In addition, the Bank operates a loan processing office at 184 Summers Street, Charleston, Kanawha County, West Virginia.  The Bank has received regulatory approval from the Federal Deposit Insurance Corporation (“FDIC”) and the West Virginia Division of Financial Institutions to construct a replacement location on Copley Drive in Fairmont, Marion County, West Virginia, for its current White Hall location.  In addition, the Bank has initiated construction of a new facility in Kanawha County, West Virginia.

In addition to MVB Mortgage, the Company has a wholly-owned subsidiary, MVB Insurance, LLC.  MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  MVB Insurance maintains its headquarters at 301 Virginia Avenue, Fairmont, West Virginia,   and operates offices at: 48 Donley Street, Suite 703, Morgantown, West Virginia, 2400 Cranberry Square, Morgantown, West Virginia,; and 355 Wharton Circle, Suite 123, Triadelphia, West Virginia.

At December 31, 2013, the Company had total assets of $987.1 million, total loans of $622.3 million, total deposits of $695.8 million and total stockholders’ equity of $94.0 million.

The Company’s primary business activities, through its Subsidiaries, are currently community banking, mortgage banking, insurance services, and wealth management.  As a community banking entity, the Bank offers its customers a full range of products through various delivery channels.  Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities.  Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer, and also offers correspondent lending services to assist other community banks in offering longer term fixed rate loan products that may be sold into the secondary market.  Since the opening date of January 4, 1999, the Bank, has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion County, West Virginia and Harrison County, West Virginia markets, expansion into West Virginia’s eastern panhandle counties and, most recently, into Monongalia County, West Virginia.  With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened up increased market opportunities in the Washington, District of Columbia / Baltimore, Maryland metropolitan region and added enough volume to better diversify the Company’s earnings stream.

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

At December 31, 2013, the Company had 274 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

During 2013, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals.  The Company continuously reviews key performance indicators to measure our success.

Segment Reporting

Beginning in 2013, the Company began to operate in a decentralized fashion in three principal business activities: commercial and retail banking services; mortgage banking services; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The Company recognizes income on the sale of mortgages as part of income on loans held for sale.

Revenue from insurance services is comprised of fees related to insurance services transactions.

MVB Mortgage has an outstanding line of credit for which it pays interest to the Bank. Transactions related to these relationships are eliminated to reach consolidated totals.

The following table presents segment information for the year end December 31, 2013.

(in thousands)	Commercial & Retail Banking	Mortgage Banking	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$25,088	$2,103	$—	$(646)	$26,545
Income on loans held for sale	2,853	19,042	—	—	21,895
Insurance income	—	—	1,722	—	1,722
Other income	3,843	1,400	—	—	5,243
Total operating income	31,784	22,545	1,722	(646)	55,405
Expenses:
Interest expense	5,014	1,181	—	(646)	5,549
Salaries and employee benefits	12,441	13,017	1,609	—	27,067
Provision for loan losses	2,260	—	—	—	2,260
Other expense	9,811	5,081	634	—	15,526
Total operating expenses	29,526	19,279	2,243	(646)	50,402
Income (loss) before income taxes	2,258	3,266	(521)	—	5,003
Income tax expense (benefit)	5	1,240	(262)	—	983
Net income (loss)	2,253	2,026	(259)	—	4,020
Preferred stock dividends	85	—	—	—	85
Net income (loss) available to common shareholders	$2,168	$2,026	$(259)	$—	$3,935

Total assets	$1,021,097	$92,290	$3,012	$(129,339)	$987,060
Capital expenditures	5,613	489	399	—	6,501
Goodwill	897	16,882	—	—	17,779

Market Area

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business.  Its extended market is in the adjacent counties.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2010.  The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990; 19,097 in 2000 and 18,704 in 2010, or a net decline of 5,159 or 21.6%.  Marion County increased its population from 1980 to 1990, 55,789 to 57,249, decreased to 56,598 in 2000 and decreased to 56,418 in 2010.  These changes resulted in a net increase of 1.1%.  The Marion County population includes that of Fairmont.  The result is that over the last 30 years, there has not been any significant change in population.  Harrison County’s population decreased from 69,371 in 1990 to 68,652 in 2000, increased to 69,099 in 2010 while Bridgeport’s population has increased from 7,306 in 2000 to 7,896 in 2010, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing.  The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 53,498 in 2010.  During this period, Charles Town has seen an increase in population of 80.9% to 5,259 in 2010.  Berkeley County’s population has grown from 75,905 in 2000 to 104,169 in 2010, making it the second-most populous county in West Virginia.  Martinsburg’s population has increased 15.1% since 2000 to 17,227 in 2010.  Monongalia County’s population has increased from 81,866 in 2000 to 96,189 in 2010, an increase of 17.5%.  Morgantown’s population in 2010 was 29,660, an increase of 2,851 or 10.6% since 2000.  Based upon this data, the company’s offices are in some of the most desirable locations in the state of West Virginia.

Unemployment in Marion County has improved compared to that of the State of West Virginia from November 1995 through December 2013.  As of December 2013, the overall state rate was 5.9% compared to 4.6% for Marion County.  During this same period of time, the Marion County Unemployment Rate has decreased from 8.9% to 6.5%, while the West Virginia rate decreased from 7.5% to 5.9%.  At December 31, 2013, Harrison, Jefferson, Berkeley and Monongalia counties showed unemployment rates of 4.6%, 3.6%, 4.4% and 3.4%, respectively.  Marion, Harrison, Jefferson, Berkeley and Monongalia County’s rates are all better than the state average.  The future direction of unemployment will probably be driven by what occurs economically on a national level.

The Company originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, the Company retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold.)  However, loans originated in excess of the Bank’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by the bank. The Company has no loans to foreign entities. The Company’s lending market area is primarily concentrated in the Marion, Harrison, Berkeley, Jefferson and Monongalia Counties of West Virginia, as well as the northern Virginia area for mortgage lending.

Commercial Loans

At December 31, 2013, the Bank had outstanding approximately $457.4 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans.  These loans represented approximately 73.5% of the total aggregate loan portfolio as of that date.

Lending Practices. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, the Bank reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

The Bank evaluates all new commercial loans, and on an annual basis mortgage loans in excess of $300,000, as well as customers that have total outstanding loans that aggregate more than $750,000.  If deterioration in credit worthiness has occurred, The Bank takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered a classified loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans

At December 31, 2013, the Bank had outstanding consumer loans in an aggregate amount of approximately $18.9 million or approximately 3.0% of the aggregate total loan portfolio.

Lending Practices. Consumer loans generally involve more risk as to collectability than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the Bank to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending.

Real Estate Loans

At December 31, 2013, the Bank had approximately $146.0 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 23.5% of total loans outstanding.

Lending Practices. The Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate.  Loans made in this lending category are generally one to ten year adjustable rate, fully amortizing to maturity mortgages. MVB Bank also originates fixed rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. MVB Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for the majority of loans secured by real estate.

Home Equity Loans. Home equity lines of credit are generally made as second mortgages by MVB Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The Bank will lend up to 100% of the appraised value of the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with 10 year terms, but are subject to review upon request for renewal.

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

Competition

The Company experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Company believes that its community approach provides flexibility, which enables the bank to offer an array of banking products and services.

The Company primarily focuses on the Marion, Harrison, Jefferson, Berkeley and Monongalia County markets in West Virginia and the northern Virginia area for its products and services. Management believes it has developed a niche and a level of expertise in serving this area.

The Company operates under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not the Company’s strategy to compete solely on the basis of interest rates. Management believes that a focus on customer relationships and service will promote our customers’ continued use of our financial products and services and will lead to enhanced revenue opportunities.

Supervision and Regulation

The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

Financial Holding Company Regulation — MVB Financial Corp. is a financial holding company under the Bank Holding Company Act of 1956, as amended, or BHCA, and is subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto.  Under the BHCA, bank holding companies that qualify and elect to be financial holding companies, such as MVB Financial Corp., may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either(i)financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Office of the Comptroller of the Currency) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board).  MVB Financial Corp.’s subsidiary bank, MVB Bank, Inc., is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates. The Company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by MVB Financial Corp. or its subsidiaries.

On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.  The New York Stock Exchange proposed corporate governance rules that were enacted by the Securities and Exchange Commission.  The changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors and should not significantly impact the Company.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, MVB Financial Corp.’s chief executive officer and chief financial officer are each required to certify that the company’s Quarterly and Annual Reports do not contain any untrue statement of a material fact.  The rules have several requirements, including having these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of

MVB Financial Corp.’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the company’s internal controls; and they have included information in MVB Financial Corp.’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Banking Subsidiary Regulation. MVB Bank, Inc. was chartered as a state bank and is regulated by the West Virginia Division of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Capital Requirements

Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding the Bank’s risk-based capital requirements, see Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

West Virginia Division of Financial Institutions. State banks, such as MVB Bank, Inc. are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

Limits on Dividends

The Company’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends the Company declares. However, the Federal Reserve Board expects MVB Financial Corp. to serve as a source of strength to the Bank. The Federal Reserve Board may require the Company to retain capital for further investment in the Bank, rather than pay dividends to its shareholders. MVB Bank, Inc. may not pay dividends to MVB if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval from the West Virginia Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit the Company’s ability to pay dividends on its outstanding common shares.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, the Company cannot predict future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation

The Company’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the Company mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

The Company anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

ITEM 1A.RISK FACTORS

No response required.

ITEM 1B.UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2.PROPERTIES

The Company owns its main office located at 301 Virginia Avenue in Fairmont, along with its offices at 1000 Johnson Avenue in Bridgeport, 88 Somerset Boulevard in Charles Town, 651 Foxcroft Avenue in Martinsburg and 10 Sterling Drive in Morgantown. In addition, the Bank has initiated construction of a new facility in Kanawha County, West Virginia.

The Company leases its office at 2500 Fairmont Avenue inside the Shop N Save supermarket in White Hall, in addition to the land at the Bridgeport branch location, the 2400 Cranberry Square office in Morgantown, the 406 West Main Street office in Clarksburg, the operations center space in Bridgeport, the 48 Donley Street office space in Morgantown, the 231 Aikens Center office in Martinsburg, the 300 Wharton Circle office space in Triadelphia and the 184 Summers Street office space in Charleston. Office space is also leased at the following Virginia locations: 6824 Elm Street in McLean, 20130 Lakeview Center Plaza in Ashburn, 11325 Random Hills Road in Fairfax, 4035 Ridgetop Road in Fairfax and 12120 Sunset Hills Road in Reston.

Additional information concerning the property and equipment owned or leased by the Company and its subsidiaries is incorporated herein by reference from “Note 4, Bank Premises and Equipment” and “Note 16, Leases” of the Notes to the Financial Statements included in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company and its subsidiaries are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, the results are difficult to predict at all.  The Company is not aware of any asserted or unasserted legal proceedings or claims that the Company believes would have a material adverse effect on the Company’s financial condition or results of the Company’s operations.

ITEM 4.MINE SAFETY DISCLOSURES

No response required.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

MVB Financial Corp.’s common shares are not traded on any national exchange.

The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management with respect to the Company’s common shares. The information set forth in the table is based on knowledge of certain arms-length transactions in the stock.  In addition, dividends are subject to the restrictions described in Note 15 to the financial statements.

Quarterly Market and Dividend Information:

	2013		2012
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$16.60	$0.04	$12.00	$0.035
Third Quarter	19.25	0.00	12.00	0.00
Second Quarter	14.13	0.035	11.25	0.035
First Quarter	12.25	0.00	11.00	0.00

MVB Financial Corp. had 1,205 stockholders of record at December 31, 2013. The Company began paying an annual dividend of $.05 per share beginning in December 2008 through December 2011.  Beginning in 2012 the Company began paying a semi-annual dividend of $.04 per share in June and December. In 2013 MVB Financial Corp. paid a semi-annual dividend of $.04 per share in June and $.04 per share in December. No dividends were paid prior to 2008.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon	Weighted-average	plans (excluding
	exercise	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	379,270	$8.40	987,780
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	379,270	$8.40	987,780

During 2013 44,352 stock options under the Company’s equity compensation plan were exercised.

ITEM 6.SELECTED FINANCIAL DATA

No response required.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition, or state other information that is “forward-looking.”  “Forward-looking” statements are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. The Company’s management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

Many factors could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•                  General economic conditions, either nationally or within the Company’s market, could be less favorable than expected;

•                  Changes in market interest rates could affect interest margins and profitability;

•                  Competitive pressures could be greater than anticipated;

•                  Legal or accounting changes could affect results; and

•                  Adverse changes could occur in the securities and investments markets.

In Management’s Discussion and Analysis we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in the Company’s financial condition and results of operations.  We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged S.R. Snodgrass, P.C. to audit the consolidated financial statements and their independent audit report is included herein.

Introduction

The following discussion and analysis of the Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial results and operations of the Company. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-K.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

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

Investment Securities

Investment securities at the time of purchase are classified as one of the following:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had $56.7 million and $35.4 million as of December 31, 2013 and 2012.

Available-for-Sale Securities - Includes debt and equity securities not classified as held-to-maturity that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments.  Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income tax effect.

The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

Common stock of the Federal Home Loan Bank represents ownership in an institution which is wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified as other assets.

See Note 2 to the consolidated financial statements for the Company’s policy regarding the other than temporary impairment of investment securities.

Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating the fair value of the Company’s reporting units.  If the fair value of the reporting unit is less than its carrying value including goodwill, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Management also evaluates deferred tax assets to determine if it is more likely than not that the deferred tax benefit will be utilized in future periods.  If not, a valuation allowance is recorded.  Our deferred tax assets are described further in Note 8 of the consolidated financial statements.

Recent Accounting Pronouncements and Developments

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments — Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.  The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

Summary Financial Results

The Company earned $4.0 million in 2013 compared to $4.2 million in 2012, a decrease of $0.2 million. The earnings equated to a 2013 return on average assets of .51% and a return on average equity of 5.11%, compared to prior year results of .71% and 8.33%, respectively.  Basic earnings per share were $1.18 in 2013 compared to $1.84 in 2012.

Diluted earnings per share were $1.15 in 2013 compared to $1.79 in 2012. Net interest income increased $3.7 million, noninterest income increased $21.1 million and noninterest expenses increased by $26.2 million. The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $77.2 million in average loan growth and despite an increase in average interest bearing liabilities of $166.2 million and an increase in interest expense of $619,000. There was also a decrease in cost of funds of 25 basis points. The increase in noninterest income was mainly the result of an increase in income on loans held for sale of $18.0 million as a result of additional volume that the Company was able to produce through the acquisition of PMG. Other factors that resulted in the increase to noninterest income include insurance income of $1.7 million, due to new products being offered, and gain on sale of subsidiary of $626 which was the result of PMG selling 25% of its 50% interest in Lender Service Provider, LLC. The increase in other operating expenses was principally the result of increased salaries expense of $17.8 million, with the addition of the Sabraton and Edwin Miller Bank offices as well as additions in the areas of information technology staff, legal and marketing staff, operations center staff, human resources and accounting additions and the additional staff related to the acquisition of PMG and additional staff related to MVB Insurance, LLC, as well as increases for existing staff. Occupancy, Equipment and depreciation costs increased $1.5 million, the result of the additions of Sabraton and Edwin Miller Bank offices, full year of the Clarksburg Bank office, the acquisition of PMG, and additional leased office space in both the Cheat Lake Bank office, the Bank Operations Center and MVB Insurance, LLC. Data processing costs increased $568,000: the mortgage company added $146,000 in data processing expense, the insurance company added $26,000 and the bank’s expense increased by $396,000.  The increase at the bank level was driven by the addition of two additional offices, a 13.5% growth in number of accounts, and the usage of additional products, services and providers to better serve the client base. Mortgage processing increased by $2.4 million, the direct result of the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans. Advertising increased by $797,000, the result of aggressive marketing of the Bank’s core deposit products. Legal and accounting fees increased by $877,000.  This increase was largely due to the setup of MVB Insurance, the acquisition of PMG and general course of business items at the bank and holding company level. Other operating expense increased by $1.9 million.  This increase was driven mainly by the acquisition PMG as well as increases in travel and entertainment, directors’ fees, postage and courier, telephone, licenses and permits, publications, collections, training expense, telephone and miscellaneous expense.

The Bank’s yield on earning assets in 2013 was 3.73% compared to 4.05% in 2012.  This decrease in yield is attributable to a 38 basis point decline in the yield on loans.  Despite extensive competition, total loans increased to $622.3 million at December 31, 2013, from $446.4 million at December 31, 2012.  The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Deposits increased $209.3 million to $695.8 million at December 31, 2013, from $486.5 million at December 31, 2012, due to the following: $14.2 million in growth from broker buster checking, $83.4 million in time deposits, $24.8 million in commercial checking, $22.1 in savings and NOW accounts, and $54.9 million in public funds.  The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 0.85% in 2013 compared to 1.01% in 2012. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 2.94% in 2013 compared to 3.12% in 2012.

The Bank maintained a high-quality, short-term investment portfolio during 2013 to provide liquidity in the balance sheet, to fund loan growth, for repurchase agreements and to provide security for state and municipal deposits.  As a result of being able to utilize more municipal securities for pledging purposes, the bank was able to increase the municipal investment portfolio by $21.3 million in 2013, which increased the portfolio yield and helped reduce the Company’s tax liability.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in other banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts and repurchase agreements. Net interest income remains the primary source of revenue for the Bank. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. As noted above, the net interest margin was 2.94% in 2013 compared to 3.12% in 2012. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in the Bank’s markets.  During 2013, the Federal Reserve did not change rates and in fact committed to keep rates low through mid-2015.  Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy MVB’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2013, net interest income increased by $3.7 million or 21.2% to $21.0 million from $17.3 million in 2012.  This increase is largely due to the growth in average earning assets, primarily $131.3 million in loans and loans held for sale.  Average total earning assets were $715.0 million in 2013 compared to $549.3 million in 2012. Average total loans and loans held for sale grew to $555.3 million in 2013 from $424.0 million in 2012.  Primarily as a result of this growth, total interest income increased by $4.3 million, or 19.3%, to $26.5 million in 2013 from $22.3 million in 2012. Average investment securities increased $23.6 million, mainly the result of a $22.9 million average increase in municipal investments. The increased yield on the municipal securities helped to hold the total investment portfolio yield flat, despite the downward trend in rates from 3 to 5 years.  Average interest-bearing liabilities, mainly deposits, likewise increased in 2013 by $166.2 million.  Average interest-bearing deposits grew to $507.7 million in 2013 from $402.3 million in 2012.  Total interest expense increased by only $619,000 despite the $166.2 million in average interest bearing liabilities growth.  This was the result of a 16 basis point decrease in interest cost from 2012 to 2013.

The Company’s earnings assets increased $165.7 million and net interest income increased by $4.3 million. The net interest margin continues to be pressured by increased competition for high quality loan growth and the deposit volume required to fund the growth.

The Bank’s yield on earning assets changed during 2013 as follows:  The loan portfolio yield decreased by 43 basis points while funding costs decreased by 16 basis points.

The cost of interest-bearing liabilities decreased to 0.85% in 2013 from 1.01% in 2012. This decrease is primarily the result of reduced cost of funds as follows:  Certificates of deposit costs decreased 24 basis points, IRA costs decreased 77 basis points and NOW accounts costs decreased 14 basis points.

2012 compared to 2011

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

Statistical Financial

Information Regarding MVB Financial Corp.

The following tables provide further information about interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2013			2012
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Interest-bearing deposits in banks	$12,530	$32	0.26%	$6,695	$15	0.22%

CDs with other banks	9,427	168	1.78	9,565	189	1.98
Investment securities:
Taxable	92,371	1,348	1.46	91,703	1,457	1.59
Tax-exempt	45,407	1,281	2.82	22,466	679	3.02
Loans and loans held for sale:

Commercial	317,934	14,681	4.62	255,641	12,511	4.89
Tax exempt	24,863	959	3.86	18,980	809	4.26
Real estate	198,620	7,230	3.64	138,034	5,770	4.18
Consumer	18,714	846	4.52	14,812	824	5.56
Allowance for loan losses	(4,827)			(3,436)

Net loans	555,304	23,716	4.27	424,031	19,914	4.70

Total earning assets	715,039	26,545	3.71	554,460	22,254	4.01
Cash and due from banks	18,402			11,163
Other assets	61,854			24,101
Total assets	$795,295			$589,724

Liabilities
Deposits:
NOW	$291,969	$2,208	0.76	$202,850	$1,832	0.90
Money market checking	23,715	72	0.30	29,683	125	0.42
Savings	31,039	196	0.63	23,461	137	0.58
IRAs	9,495	152	1.60	9,771	232	2.37
CDs	151,522	1,349	0.89	136,571	1,540	1.13
Repurchase agreements and federal funds sold	80,166	567	0.71	67,709	511	0.75
FHLB and other borrowings	63,763	926	1.45	15,468	466	3.01
Subordinated debt	4,124	79	1.92	4,124	87	2.11
Total interest-bearing liabilities	655,793	5,549	0.85	489,637	4,930	1.01
Non-interest bearing demand deposits	52,002			46,748
Other liabilities	8,786			3,315
Total liabilities	716,581			539,700

Stockholders’ equity
Preferred stock	8,500			8,500
Common stock	3,373			2,243
Paid-in capital	58,217			32,605
Treasury stock	(1,084)			(1,083)
Retained earnings	11,387			8,401
Accumulated other comprehensive income	(1,679)			(642)
Total stockholders’ equity	78,714			50,024
Total liabilities and stockholders’ equity	$795,295			$589,724

Net interest spread			2.86			3.00
Net interest income-margin		$20,996	2.94%		$17,324	3.12%

Rate Volume Calculation

2013 vs 2012

	Change in	Change in	Change in both	Total
(in thousands)	Volume	Rate	Rate & Volume	Change
Earning Assets
Loans
Commercial	3,048	(706)	(172)	2,170
Tax exempt	251	(77)	(24)	150
Real estate	2,532	(745)	(327)	1,460
Consumer	217	(154)	(41)	22
Investment securities:
Taxable	11	(119)	(1)	(109)
Tax-exempt	693	(45)	(46)	602
Interest-bearing deposits in banks	13	2	2	17
CDs with other banks	(3)	(18)	—	(21)
Total earning assets	6,762	(1,862)	(609)	4,291

Interest bearing liabilities
NOW	805	(298)	(131)	376
Money market checking	(25)	(35)	7	(53)
Savings	44	11	4	59
IRAs	(7)	(76)	2	(81)
CDs	169	(324)	(35)	(190)
Repurchase agreements and federal funds Sold	94	(32)	(6)	56
FHLB and other borrowings	1,455	(241)	(754)	460
Subordinated debt	—	(8)	—	(8)
Total interest bearing liabilities	2,535	(1,003)	(913)	619
Total	5,016	(859)	(485)	3,672

Rate Volume Calculation

2012 vs 2011

	Change in	Change in	Change in both	Total
(in thousands)	Volume	Rate	Rate & Volume	Change
Earning Assets
Loans
Commercial	2,646	(700)	(173)	1,773
Tax exempt	179	7	2	188
Real estate	1,730	(582)	(208)	940
Consumer	102	(140)	(16)	(54)
Investment securities	358	(50)	(10)	299
Interest-bearing deposits in banks	(12)	(3)	1	(14)
CDs with other banks	55	—	25	80
Total earning assets	5,058	(1,467)	(378)	3,212

Interest bearing liabilities
NOW	651	(111)	(54)	486
Money market checking	(59)	(150)	29	(180)
Savings	41	20	13	74
IRAs	(5)	(46)	1	(50)
CDs	310	(537)	(90)	(316)
Repurchase agreements and federal funds Sold	48	(36)	(3)	8
FHLB and other borrowings	187	(132)	(53)	2
Long-term debt	—	6	—	6
	1,173	(986)	(157)	30
	3,885	(482)	(221)	3,182

Provision for Loan Losses

The Company’s provision for loan losses for 2013 and 2012 were approximately $2.3 million and $2.8 million, respectively.

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

Non-Interest Income

Fees related to deposit accounts and cash management accounts and income on loans held for sale represent a significant portion of the Bank’s primary non-interest income.  The total of non-interest income for 2013 was $28.9 million versus $7.7 million in 2012.

The most significant increase in non-interest income from 2012 to 2013 was $18.0 million in income on loans held for sale and $1.7 million in insurance income, the details of which have been previously discussed.

MVB Mortgage sold a 25% share in a mortgage services company that they control, Lender Services Provider, LLC (“LSP”), during the third quarter of 2013. A gain of $626,000 was recognized on this transaction.

During the ordinary course of business in 2013, the Bank sold several investment securities at a gain of $145,304. All investments that were sold were classified as available-for-sale. In many instances the investments that were sold were replaced with other similar investments with higher yields and similar maturities.

The Bank recognized income from the retention of servicing on mortgage loans sold of $826,000 in 2013 versus $591,000 in 2012. This $235,000 increase relates to slightly increased volume in this area, though the Bank’s mortgage service asset at $1.4 million remains a very insignificant piece of the balance sheet.

The Bank is constantly searching for new non-interest income opportunities that enhance income and provide customer benefits.

Non-Interest Expense

Non-interest Expense was $42.6 million in 2013 versus $16.4 million in 2012.  Approximately 64% and 56% of non-interest expense for 2013 and 2012, respectively, related to personnel costs.  Personnel are the lifeblood of every service organization, which is why personnel costs are such a significant part of the expenditure mix.  Salaries and benefits increased by $17.8 million in 2013, this increase related to the following: the addition of the Sabraton and Edwin Miller Bank offices, additions in the areas of information technology, legal, marketing, operations center, human resource and accounting staff, the additional staff related to the acquisition of PMG, additional staff related to MVB Insurance, LLC, and increases for existing staff.

Consulting expense decreased by $381,000 in 2013.  This decrease related mainly to the acquisition of PMG, which took place during 2012.

Advertising increased by $797,000, the result of aggressive marketing of the Bank’s core deposit products.

Data processing increased by $568,000, the result of the following:  the mortgage company added $146,000 in data processing expense, the insurance company added

$26,000 and the bank’s expense increased by $396,000.  The increase at the bank level was driven by the addition of two additional offices, a 13.5% growth in number of accounts, and the usage of additional products, services and providers to better serve the client base.

Mortgage processing increased by $2.4 million, the direct result of the acquisition of PMG who uses a related entity to perform processing services related to mortgage loans.

Legal and accounting fees increased by $877,000.  This increase was largely due to the setup of MVB Insurance and general course of business items at the mortgage company, the bank and holding company.

Equipment and occupancy expense increased by $1.5 million.  This increase was mainly the result of the PMG acquisition as well as the additions of two new branch locations and two new office spaces for additional insurance staff that were brought on during 2013.

Other operating expense increased by $1.9 million.  This increase was driven mainly by the acquisition PMG as well as increases in travel and entertainment, directors’ fees, postage and courier, telephone, licenses and permits, publications, collections, training expense, telephone and miscellaneous expense.

Income Taxes

The Company incurred income tax expense of $1.0 million in 2013 and $1.7 million in 2012.

The Company’s effective tax rate decreased from 28% in 2012 to 20% in 2013. This was largely driven by the increase in tax-free income on investments and loans, the result of an increased municipal investment portfolio of $21.3 million and an increase in tax free loans of $10.5 million.

Return on Assets

The Company’s return on average assets was .51% in 2013, compared to .71% in 2012.

Return on Equity

MVB Financial Corp.’s return on average stockholders’ equity (“ROE”) was 5.11% in 2013, compared to 8.33% in 2012. The decreased return in 2013 is a direct result of earnings remaining relatively flat, while equity increased by $26.3 million as a result of the completion of a $27.1 million confidential offering to accredited investors.

Overview of the Statement of Condition

The balance sheet changed significantly from 2012 to 2013.  Loans increased by $175.9 million to $622.3 million at December 31, 2013.  Deposits increased by $209.3 million, FHLB and other borrowings increased by $13.0 million and stockholders’ equity increased by $26.5 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $39.8 million at December 31, 2013, compared to $25.3 million at December 31, 2012.  This increase was due to additional balances in the Bank’s due from bank accounts at year end, as well as balances held at PMG.

Management believes the current balance of cash and cash equivalents adequately serves the Company’s liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations as they come due.

Investment Securities

Investment securities totaled $163.1 million at December 31, 2013, compared to $114.7 million at December 31, 2012.

Investment securities are primarily classified as available-for-sale.  Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities.  At December 31, 2013, the amortized cost of investment securities totaled $165.5 million, resulting in unrealized loss in the investment portfolio of $5.0 million.  The entire municipal portfolio is currently classified as held to maturity.  The municipal portfolio was increased by $21.3 million in 2013 as a result of acquiring the ability to utilize more municipals for pledging purposes and to better the effective tax rate.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset and Liability Committee (“ALCO”) meetings.  The ALCO also monitors net interest income and manages interest rate risk for the Company.  Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of its customers.  Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The Company’s lending is primarily focused in Marion, Harrison, Berkeley, Jefferson and Monongalia County, West Virginia with a secondary focus on the adjacent counties in West Virginia.  The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $622.3 million as of December 31, 2013, compared to $446.4 million at December 31, 2012.

During 2013, the Bank experienced loan growth of $175.9 million.  The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area.  Residential real estate and home equity loans grew $16.0 million and commercial and non-residential real estate loans grew approximately $157.2 million.

At December 31, 2013, commercial loans represented the largest portion of the portfolio approximating 73.4% of the total loan portfolio. Commercial loans totaled $457.4 million at December 31, 2013, compared to $299.6 million at December 31, 2012.  On December 3, 2013, the Bank purchased $74.3 million in commercial loans. This purchase consisted of 20 loans, with yields ranging from 5.00% to 6.84%. The transaction immediately added a significant monthly revenue stream to the Bank’s core earnings. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 23.4% of the total loan portfolio. Residential real estate and home equity loans totaled $146.0 million at December 31, 2013, compared to $130.0 million at December 31, 2012.  Included in residential real estate loans are home equity credit lines totaling $27.8 million at December 31, 2013, compared to $16.8 million at December 31, 2012. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson and Monongalia County markets.

Consumer lending continues to be a part of core lending. At December 31, 2013, consumer loan balances totaled $18.9 million compared to $16.8 million at December 31, 2012.  The majority of consumer loans are in the direct lending area.  Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders.  This is another important product necessary to serve our market areas.

The following table provides additional information about loans:

Loan maturities at December 31, 2013:

		One Thru	Due After
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial and nonresidential real estate	$77,527	$172,069	$207,792	$457,388

Residential real estate and home equity	16,338	21,199	108,464	146,001

Consumer and other	4,948	9,575	4,393	18,916

Total	$98,813	$202,843	$320,649	$622,305

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2013 that mature after one year:

(in thousands)	Commercial and nonresidential real estate	Residential Real estate and home equity	Consumer and other	Total
Predetermined fixed interest rate	$264,003	$56,663	$10,462	$331,128
Floating or adjustable interest rate	115,858	73,000	3,506	192,364
Total as of December 31, 2013	$379,861	$129,663	$13,968	$523,492

Loan Concentration

At December 31, 2013, commercial loans comprised the largest component of the loan portfolio.  There are very few commercial loans that are not secured by real estate.  Such non-real estate secured loans generally are lines of credit secured by accounts receivable.  While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2013 and 2012 impaired loans totaled $6.6 million and $3.1 million respectively.  A portion of the Allowance for Loan Losses of $1,458 and 723 was allocated to cover any loss in these loans at December 31, 2013 and 2012, respectively.  Loans past due more than 30 days were $2.8 million and $6.7 million, respectively, at December 31, 2013 and 2012.

	December 31
	2013	2012
Loans past due more than 30 days to gross loans	0.45%	0.81%
Loans past due more than 90 days to gross loans	0.14%	0.07%

Net charge-offs of $1.4 million in 2013 and $1.8 million in 2012 were incurred. The provision for loan losses was $2.3 million in 2013 and $2.8 million in 2012.  Net charge-offs represented .25% and .41% in 2013 and 2012, respectively, compared to average outstanding loans for the indicated period.

The following table reflects the allocation of the allowance for loan losses as of December 31, 2013 and 2012:

(in thousands)	Commercial and nonresidential real estate	Residential Real estate and home equity	Consumer and other	Total
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076
Charge-offs	(1,458)	(38)	(33)	(1,529)
Recoveries	57	70	1	128
Provision	1,903	285	72	2,260
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935

(in thousands)	Commercial and nonresidential real estate	Residential Real estate and home equity	Consumer and other	Total
ALL balance at December 31, 2011	$2,164	$615	$266	$3,045
Charge-offs	(1,731)	(9)	(51)	(1,791)
Recoveries	5	5	12	22
Provision	2,669	145	(14)	2,800
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076

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

Non-performing assets and past due loans:

(Dollars in Thousands)	2013	2012

Non-accrual loans
Commercial	$284	$3,081
Real estate and home equity	29	43
Consumer and other	76	1
Total non-accrual loans	389	3,125
Accruing loan past due 90 days or more	460	329
Total non-performing loans	849	3,454
Other real estate, net	375	207

Total non-performing assets	$1,224	$3,661

Non-performing loans as a % of total loans	0.14%	0.77%
Allowance for loan losses as a % of non-performing loans	581.27%	118.01%

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $695.8 million, or 78.5% of funding sources at December 31, 2013.  This same information at December 31, 2012 reflected $486.5 million in deposits representing 74.5% of such funding sources.  Cash management accounts, which are available to large corporate customers, represented 9.2% and 10.8% of funding sources at December 31, 2013 and 2012, respectively.  Borrowings represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2013, non-interest-bearing balances totaled $63.3 million compared to $54.6 million at December 31, 2012 or 9.1% and 11.2% of total deposits respectively.

Interest-bearing deposits totaled $632.5 million at December 31, 2013, compared to $431.9 million at December 31, 2012. On a percentage basis, interest bearing checking accounts compose the largest component of deposits. Average interest-bearing liabilities totaled $655.8 million during 2013 compared to $489.6 million during 2012. Average non-interest bearing liabilities totaled $60.8 million during 2013 compared to $50.1 million during 2012. Management will continue to emphasize deposit gathering in 2014 by offering outstanding customer service and competitively priced products.

Maturities of Time Deposits $100,000 or more:

(Dollars in Thousands)	2013

Under 3 months	$95,207
Over 3-6 months	25,978
Over 6 to 12 months	23,272
Over 12 months	18,752
Total	$163,209

Short-term borrowings and repurchase agreements:

(Dollars in Thousands)	2013	2012

Ending balance	$179,606	$93,299
Average balance	135,852	74,040
Highest month-end balance	179,606	93,299
Weighted average rate during the year	0.52%	0.72%
Rate at December 31	0.43%	0.66%

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. Repurchase agreements totaled $81.6 million at December 31, 2013, compared to $70.2 million in 2012. Short-term borrowings from FHLB totaled $98.0 million at December 31, 2013, compared to $82.1 million at year-end 2012.

Capital/Stockholders’ Equity

During the year ended December 31, 2013, stockholders’ equity increased approximately $26.5 million to $94.0 million. This increase consists of net income for the year of $4.0 million, along with capital raises of $23.1 million to accredited investors, and $913,000 associated with the dividend reinvestment plan during 2013. Although stockholders’ equity increased as noted above, the equity to assets ratio only increased 0.24% to 9.53% due to the increase in total assets during 2013. The Company paid dividends to common shareholders of $537,000 in 2013 and $307,000 in 2012 which increased the dividend payout ratio from 7.37% in 2012 to 13.36% in 2013.

At December 31, 2013, accumulated other comprehensive loss totaled $3.0 million, an increase in the loss of $1.5 million from December 31, 2012. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to pension liability, net of income taxes, at December 31, 2013.  Because the majority of all the investment securities in the portfolio are classified as available-for-sale, both the investment and equity sections of the balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”.  Interest rate fluctuations between year-end 2013 and 2012 resulted in the change in market value of the portfolio.

The Bank has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning The Company’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2013, the Company’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. The total risk-based capital ratio of 12.9% at December 31, 2013, is above the well-capitalized standard of 10%. The Tier 1 risk-based capital ratio of 12.1% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2013, was 8.9% and was also above the well-capitalized standard of 5%.  Management believes our capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

The objective of the asset/liability management function is to maintain consistent growth in net interest income within its policy guidelines. This objective is accomplished through management of balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk

The most significant market risk resulting from the normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. The Asset/Liability Committee (ALCO) is responsible for the overall review and management of the Bank’s balance sheets related to the management of interest rate risk. The ALCO strives to stay focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The ALCO has determined that the earnings at risk shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates.  MVB is in compliance with this policy as of December 31, 2013.

The following table is provided to show the earnings at risk as of December 31, 2013.

(Dollars in Thousands) Immediate Interest Rate Change (one year time	Estimated Increase (Decrease) in Net Interest Income
frame)	December 31, 2013
(in Basis Points)	Amount	Percent
+200	$24,452	-9.1%
+100	25,429	-5.4%
Base rate	26,895
-100	28,003	4.1%
-200	$27,885	3.7%

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2013, cash provided by financing activities totaled $257.4 million, while outflows from investing activity totaled $244.0 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2013, is included in Note 7 to the financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

Fourth quarter net income was $591,000 in 2013 compared to $1.4 million in the fourth quarter of 2012.  This equated to basic earnings per share, on a quarterly basis, of $.16 in 2013 and $.59 in 2012.  Diluted earnings per share for the fourth quarter of 2013 and 2012 were $.16 and $.57, respectively.  Net interest income increased during the fourth quarter and was $7.2 million in the fourth quarter of 2013 compared to $4.6 million in 2012. Non-interest income was $4.4 million in the fourth quarter of 2013 compared to $3.4 million in 2012.  Non-interest expense increased to $10.6 million for the fourth quarter of 2013 from $5.2 million in 2012.  Loan loss provision was $267,000 for the fourth quarter of 2013, a decrease of $408,000 over the fourth quarter of 2012.

Future Outlook

The Company’s net income in 2013 was down slightly from the prior year, the result of adding infrastructure to support a much larger institution, as well as the challenges of a continued poor economic climate that slowed the mortgage lending business.  MVB believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia, and now with the acquisition of CFG, Maryland.  We believe with continued customer acceptance in our markets and our commitment to customer service, we will continue to capture market share with our emphasis on the highest quality products and technology.

Future plans involve taking advantage of both technology and personal customer contact. The Bank continues to expand delivery channels to better serve both retail and business banking customers.  In addition to “top of the line” technology, the Bank is committed to providing individual and personal banking services. The Bank will continue to search for quality banking locations as well as exploring alternative delivery systems.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response required.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

December 31, 2013 and 2012

	2013	2012
ASSETS

Cash and cash equivalents:
Cash and due from banks	$28,907	$21,637
Interest bearing balances with banks	10,936	3,703
Total cash and cash equivalents	39,843	25,340
Certificates of deposit with other banks	9,427	9,427
Investment Securities:
Securities available-for-sale	106,411	79,378
Securities held-to-maturity (fair value of $54,118 for 2013 and $36,218 for 2012)	56,670	35,370
Loans held for sale	89,186	85,529
Loans:	622,305	446,443
Less: Allowance for loan losses	(4,935)	(4,076)
Net Loans	617,370	442,367
Premises and equipment	16,919	11,354
Bank owned life insurance	16,062	10,524
Accrued interest receivable and other assets	17,393	9,858
Goodwill	17,779	17,622

TOTAL ASSETS	$987,060	$726,769

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$63,336	$54,620
Interest bearing	632,475	431,899
Total Deposits	695,811	486,519

Accrued interest payable and other liabilities	6,878	6,726
Repurchase agreements	81,578	70,234
FHLB and other borrowings	104,647	91,617
Subordinated debt	4,124	4,124
Total Liabilities	893,038	659,220

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 20,000 shares authorized and 8,500 shares issued	8,500	8,500
Common stock, par value $1; 10,000,000 and 4,000,000 shares authorized; 7,705,894 and 2,932,901 shares issued; and 7,654,817 and 2,881,824 shares outstanding in 2013 and 2012, respectively	7,706	2,933
Additional paid-in capital	68,518	48,750
Retained earnings	13,343	9,945
Accumulated other comprehensive loss	(2,961)	(1,495)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total Stockholders’ Equity	94,022	67,549

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$987,060	$726,769

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands except per share data)

Years ended December 31, 2013 and 2012

	2013	2012
INTEREST INCOME
Interest and fees on loans	$22,757	$19,105
Interest on deposits with other banks	200	204
Interest on investment securities - taxable	1,348	1,457
Interest on tax exempt loans and securities	2,240	1,488
Total interest income	26,545	22,254

INTEREST EXPENSE
Interest on deposits	3,977	3,866
Interest on repurchase agreements	567	511
Interest on FHLB and other borrowings	926	466
Interest on subordinated debt	79	87
Total interest expense	5,549	4,930

NET INTEREST INCOME	20,996	17,324
Provision for loan losses	2,260	2,800
Net interest income after provision for loan losses	18,736	14,524

NONINTEREST INCOME
Service charges on deposit accounts	623	730
Income on bank owned life insurance	460	343
Visa debit card income	558	471
Income on loans held for sale	21,895	3,850
Capitalized servicing retained income	826	591
Insurance income	1,722	—
Gain on sale of securities	145	638
Gain on sale of subsidiary	626	—
Other operating income	2,005	1,126
Total noninterest income	28,860	7,749

NONINTEREST EXPENSES
Salaries and employee benefits	27,067	9,266
Occupancy expense	1,814	852
Equipment depreciation and maintenance	1,282	717
Data processing	1,180	612
Mortgage processing	2,417	—
Visa debit card expense	475	387
Advertising	1,444	647
Legal and accounting fees	1,273	396
Printing, stationery and supplies	503	200
Consulting fees	641	1,022
FDIC insurance	489	302
Other operating expenses	4,008	2,038
Total noninterest expense	42,593	16,439

Income before income taxes	5,003	5,834

Income tax expense	983	1,666

Net Income	$4,020	$4,168

Preferred stock dividends	85	136

Net Income available to common shareholders	$3,935	$4,032

Earnings per share - basic	$0.59	$0.92
Earnings per share - diluted	$0.57	$0.90
Weighted average shares outstanding - basic	6,657,093	4,388,650
Weighted average shares outstanding - diluted	6,939,028	4,509,234

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

Years ended December 31, 2013 and 2012

	2013	2012

Net Income	$4,020	$4,168

Other comprehensive loss:

Unrealized holding losses on securities available-for-sale	(3,005)	(996)

Income tax effect	1,202	398

Reclassification adjustment for gain recognized in income	145	638

Income tax effect	(58)	(255)

Change in defined benefit pension plan	415	(898)

Income tax effect	(165)	360

Total other comprehensive loss	(1,466)	(753)

Comprehensive income	$2,554	$3,415

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except per share data)

Years ended December 31, 2013 and 2012

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance, December 31, 2011	$8,500	$2,235	32,603	$6,220	$(742)	$(1,084)	$47,732

Net Income				4,168			4,168
Other comprehensive loss					(753)		(753)
Cash dividends paid ($0.07 per share)				(307)			(307)
Dividends on preferred stock				(136)			(136)
Common stock issuance		573	13,161				13,734
Dividend reinvestment plan proceeds		42	931				973
Stock based compensation			138				138
Stock issuance from acquisition		83	1,917				2,000

Balance, December 31, 2012	$8,500	$2,933	48,750	9,945	$(1,495)	$(1,084)	$67,549

Net Income				4,020			4,020
Other comprehensive loss					(1,466)		(1,466)
Cash dividends paid ($0.08 per share)				(537)			(537)
Dividends on preferred stock				(85)			(85)
Stock split		3,853	(3,853)				—
Common stock issuance		866	22,243				23,109
Dividend reinvestment plan proceeds		32	881				913
Stock based compensation			196				196
Common stock options exercised		22	301				323

Balance, December 31, 2013	$8,500	$7,706	68,518	13,343	$(2,961)	$(1,084)	$94,022

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2013 and 2012

	2013	2012
OPERATING ACTIVITIES
Net Income	$4,020	$4,168
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	1,041	1,240
Net amortization of deferred loan fees	168	(63)
Provision for loan losses	2,260	2,800
Depreciation and amortization	936	533
Stock based compensation	196	138
Loans originated for sale	(1,022,544)	(160,367)
Proceeds of loans sold	1,040,782	146,068
Gain on sale of loans held for resale	(21,895)	(3,850)
Gain on sale of investment securities	(145)	(638)
Gain on sale of subsidiary	(626)	—
Income on bank owned life insurance	(460)	(343)
Deferred taxes	494	(144)
Other, net	(3,073)	(477)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,154	(10,935)

INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(56,995)	(61,207)
Purchases of investment securities held-to-maturity	(21,600)	(22,046)
Maturities/paydowns of investment securities available-for-sale	11,269	31,624
Maturities/paydowns of investment securities held-to-maturity	—	115
Sales of investment securities available-for-sale	15,237	48,617
Purchases of premises and equipment	(6,501)	(3,859)
Net increase in loans	(101,853)	(74,610)
Loans purchased	(76,052)	—
Purchases of restricted bank stock	(12,226)	(2,447)
Redemptions of restricted bank stock	8,757	1,622
Maturities of certificates of deposit with banks	—	491
Proceeds from sale of other real estate owned	278	215
Proceeds from sale of subsidiary	725	—
Acquisition of mortgage company, net of cash acquired	—	(15,646)
Purchase of bank owned life insurance	(5,078)	(2,105)
NET CASH USED IN INVESTING ACTIVITIES	(244,039)	(99,236)

FINANCING ACTIVITIES
Net increase in deposits	209,292	95,974
Net increase (decrease) in repurchase agreements	11,344	(7,601)
Net change in short-term FHLB borrowings	15,945	23,065
Principal payments on FHLB borrowings	(2,916)	(232)
Proceeds from stock offering	23,109	13,734
Common stock options exercised	323	—
Dividend reinvestment plan proceeds	913	973
Cash dividends paid on common stock	(537)	(307)
Cash dividends paid on preferred stock	(85)	(136)
NET CASH PROVIDED BY FINANCING ACTIVITIES	257,388	125,470

Increase in cash and cash equivalents	14,503	15,299

Cash and cash equivalents at beginning of period	25,340	10,041

Cash and cash equivalents at end of period	$39,843	$25,340

Supplemental disclosure of cash flow information

Loans transferred to other real estate owned	$472	$284

Cash payments for:
Interest	$5,551	$4,922
Income taxes	$863	$1,184

Issuance of stock in acquisition	$—	$2,000

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

MVB Financial Corp. (“the Company”) was formed on January 1, 2004, as a bank holding company and, effective December 19, 2012, became a financial holding company.  The Company features multiple subsidiaries and affiliated businesses, including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary MVB Mortgage and MVB Insurance, LLC (“MVB Insurance”).

The Bank was formed on October 30, 1997 and chartered under the laws of the State of West Virginia.  The Bank commenced operations on January 4, 1999. As of December 31, 2013, the bank operates nine full-service banking branches in Marion, Harrison, Monongalia, Jefferson and Berkley counties, West Virginia and loan production offices in Harrison and Kanawha Counties in West Virginia The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are regulated by the West Virginia Division of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC).

During 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  This PMG acquisition provided the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream.  MVB Mortgage has three mortgage only offices, all located in northern Virginia, within the Washington, District of Columbia / Baltimore, Maryland metropolitan area, and, in addition, has mortgage loan originators located at select Bank locations.

MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  MVB Insurance maintains its headquarters in Fairmont, West Virginia, and operates offices in Morgantown, West Virginia and Triadelphia, West Virginia.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company and its subsidiaries and affiliated businesses, MVB Insurance, LLC, and MVB Bank, Inc. and its wholly-owned subsidiary, MVB Mortgage.  These statements have been prepared in accordance with U.S. generally accepted accounting principles.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses and deferred tax assets and liabilities.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  During 2013, due to the formation of the insurance subsidiary and increased mortgage banking activity, the Company’s business activities include three primary segments: commercial and retail banking, mortgage banking and insurance services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits.  Interest-earning deposits with original maturities of 90 or less are considered cash equivalents. Net cash flows are reported for loan, deposits and short term borrowing transactions.

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

Loans Held for Sale

Through multiple secondary market investors, MVB Bank, Inc. has the ability to offer customers long-term fixed rate mortgage products without holding these instruments in the bank’s loan portfolio.  MVB values loans held for sale at fair value.

Derivative Financial Instruments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days.  The Company protects itself from changes in interest rates through the use of both mandatory delivery arrangements and best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company is not exposed to losses and will not realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity.

The fair value of rate lock commitments and best efforts contracts is not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded in stand-alone-markets.  The Company determines the fair value of rate lock commitments and best efforts contracts by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close.  Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and commercial real estate secured loans; (iii) home equity loans; (iv) consumer and other loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•                  Lending policies and procedures

•                  Change in volume and severity of past due loans

•                  Nature and volume of the portfolio

•                  Experience and ability of management

•                  Volume and severity of problem credits

•                  Results of loan reviews

•                  National, state, regional and local economic trends and business conditions

•                  General economic conditions

•                  Unemployment rates

•                  Inflation / CPI

•                  Changes in values of underlying collateral for collateral-dependent loans

•                  Value of underlying collateral

•                  Existence and effect of any credit concentrations, and changes in the level of such concentrations

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

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

Troubled Debt Restructurings (TDRs)

A restructuring of debt constitutes a TDR if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.  The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt, and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date or the expected duration of the loan.  The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest.  All TDRs are considered impaired loans.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when the Bank sells mortgage loans and retains the servicing on those loans.  On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained.  A valuation is done to determine the MSR’s value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSR’s is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2013 or 2012.  Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing.  Serviced loans are not included in the Consolidated Balance Sheets.  The amortization taken on the servicing asset for the years ended December 31, 2013 and 2012 was $369 and $47, respectively.  At December 31, 2013 and 2012, total loans serviced for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

others totaled $248,491 and $89,295, respectively.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation.  The provision for depreciation is computed for financial reporting by the straight-line-method based on the estimated useful lives of assets, which range from 7 to 40 years on buildings and leasehold improvements and 3 to 10 years on furniture, fixtures and equipment.

Intangible Assets and Goodwill

The Company tests goodwill for impairment on an annual basis.  If it is determined that the fair value of the reporting unit is less than the carrying value of the unit, the Company would be required to recognize impairment equal to the difference between the fair value and the carrying value.  Based upon this assessment it was determined that goodwill was not impaired at December 31, 2013 or 2012. As of December 31, 2013 and 2012, the Company had goodwill of $17.8 million and $17.6 million.

Restricted Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2013 and 2012, the Bank holds $6,267 and $2,798, respectively. The stock is bought from and sold to the FHB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2012 and 2013 and has reinstituted the dividend.

Income Taxes

The Company and the Bank file a consolidated federal income tax return.  Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with generally accepted accounting standards.  Under these standards the Company is required to record compensation expense for all awards granted after the date of adoption and for any unvested options previously granted.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses.  Any gains or losses on sale are then recorded in other non-interest expense.  At December 31, 2013 and 2012, the Company held other real estate of $375 and $207.

Earnings Per Share

Diluted net income per common share includes any dilutive effects of stock options, and is computed by dividing net income by the average number of common shares outstanding during the period less the preferred stock dividend, adjusted for the dilutive effect of options under the Company’s 2003 and 2013 Stock Incentive Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2013	2012

Numerator for both basic and diluted earnings per share:
Net Income	$4,020	$4,168
Less: Dividends on preferred stock	85	136
Net income available to common shareholders	$3,935	$4,032
Denominator:

Total average shares outstanding	6,657,093	4,388,650
Effect of dilutive stock options	281,935	120,584

Total diluted average shares outstanding	6,939,028	4,509,234

Earnings Per Share - Basic	$0.59	$0.92
Earnings Per Share - Diluted	$0.57	$0.90

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and minimum pension liability, are reported as a separate component of the equity section of the Consolidated Balance Sheet, such items, along with net income, are components of comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1.4 million and $647,000 for 2013 and 2012, respectively.

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

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In April 2013, the FASB issued ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The amendments in this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

from the plan for liquidation that was specified at the entity’s inception. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. Entities that use the liquidation basis of accounting as of the effective date in accordance with other Topics (for example, terminating employee benefit plans) are not required to apply the amendments. Instead, those entities should continue to apply the guidance in those other Topics until they have completed liquidation. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments — Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.  The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

NOTE 2.  INVESTMENT SECURITIES

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2013, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$56,670	$367	$(2,919)	$54,118
Total investment securities held-to-maturity	$56,670	$367	$(2,919)	$54,118

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2012, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$35,370	$988	$(140)	$36,218
Total investment securities held-to-maturity	$35,370	$988	$(140)	$36,218

Amortized cost and fair values of investment securities available-for-sale at December 31, 2013 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U. S. Agency securities	$60,744	$—	$(1,922)	$58,822
U.S. Sponsored Mortgage-backed securities	47,317	118	(843)	46,592
Total debt securities	108,061	118	(2,765)	105,414
Equity and other securities	810	187	—	997
Total investment securities available-for-sale	$108,871	$305	$(2,765)	$106,411

Amortized cost and fair values of investment securities available-for-sale at December 31, 2012 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U. S. Agency securities	$21,951	$247	$(6)	$22,192
U.S. Sponsored Mortgage-backed securities	56,217	328	(169)	56,376
Total debt securities	78,168	575	(175)	78,568
Equity and other securities	810	—	—	810
Total investment securities available-for-sale	$78,978	$575	$(175)	$79,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The following tables summarize amortized cost and fair values of debt securities by maturity:

	December 31, 2013
	Held to Maturity		Available for sale
		Approximate
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	1,707	1,749	24,857	24,456
After five years, but within ten	14,062	13,928	47,208	45,698
After ten Years	40,901	38,441	35,996	35,260
Total	$56,670	$54,118	$108,061	$105,414

Investment securities with a carrying value of $152,193 and $98,209 at December 31, 2013 and 2012, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2013, the details of which are included in the following table.  Although these securities, if sold at December 31, 2013 would result in a pretax loss of $5,684, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of December 31, 2013, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at December 31, 2013:

(in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency securities (19)	$58,822	$(1,922)	$—	$—
U.S. Sponsored Mortgage-backed securities (18)	14,969	(113)	19,781	(730)
Municipal securities (103)	35,502	(2,535)	4,471	(384)
	$109,293	$(4,570)	$24,252	$(1,114)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The following table discloses investments in an unrealized loss position at December 31, 2012:

(in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency securities (3)	$9,676	$(6)	$—	$—
U.S. Sponsored Mortgage-backed securities (11)	28,688	(169)	—	—
Municipal securities (28)	11,216	(140)	—	—
	$49,580	$(315)	$—	$—

The Company sold investments available-for-sale of $15.2 million and $48.6 million in 2013 and 2012, respectively. These sales resulted in gains of $145 and $665 in 2013 and 2012, respectively. Losses on the sale of investments available-for-sale totaled $0 and $27 in 2013 and 2012, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company routinely generates 1-4 family mortgages for sale into the secondary market. During 2013 and 2012, the Company recognized sales proceeds of $1.0 billion and $146.1 million, resulting in gains on loans held for sale of $21.9 million and $3.8 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(in thousands)	2013	2012

Commercial and non-residential real estate	$457,388	$299,639
Residential real estate	118,204	113,212
Home equity	27,797	16,800
Installment	18,285	16,174
Credit card	631	618
	$622,305	$446,443

As of December 31, 2013 and 2012, net deferred fees and costs of $1,462 and $785, respectively, were included in the carrying value of loans.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2013 and 2012 (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
December 31, 2013
Individually evaluated for impairment	$6,254	$261	$28	$92	$1	$6,636
Collectively evaluated for impairment	451,134	117,943	27,769	18,193	630	615,669
Total Loans	$457,388	$118,204	$27,797	$18,285	$631	$622,305
December 31, 2012
Individually evaluated for impairment	$3,074	$43	$—	$1	$—	$3,118
Collectively evaluated for impairment	296,565	113,169	16,800	16,173	618	443,325
Total Loans	$299,639	$113,212	$16,800	$16,174	$618	$446,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company also separately evaluates individual consumer and residential mortgage loans for impairment. The Chief Credit Officer identifies these loans individually by monitoring the delinquency status of the Bank’s portfolio. Once identified, the Bank’s ongoing communications with the borrower allow Management to evaluate the significance of the payment delays and the circumstances surrounding the loan and the borrower. A collateral evaluation is completed when it is determined that the loan is impaired.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2013 and 2012 (in thousands):

			Impaired
			Loans with
			No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2013

Commercial	$6,134	$1,243	$120	$6,254	$6,254
Residential	261	175	—	261	261
Home Equity	28	28	—	28	28
Installment	24	11	68	92	92
Credit Card	1	1	—	1	1
Total impaired loans	$6,448	$1,458	$188	$6,636	$6,636

December 31, 2012

Commercial	$3,074	$683	$—	$3,074	$3,074
Residential	43	16	—	43	43
Installment	1	24	—	1	1
Total impaired loans	$3,118	$723	$—	$3,118	$3,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended (in thousands):

	December 31,
	2013	2012
Average investment in impaired loans	$4,623	$2,970
Interest income recognized on an accrual basis on impaired loans	$180	$112

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2013 and 2012 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$437,474	$11,566	$8,348	$—	$457,388
Residential	115,283	2,660	261	—	118,204
Home Equity	27,662	107	28	—	27,797
Installment	17,579	614	92	—	18,285
Credit Card	628	2	1	—	631
Total	$598,626	$14,949	$8,730	$—	$622,305

December 31, 2012
Commercial	$286,472	$8,646	$1,770	$2,751	$299,639
Residential	110,663	2,260	289	—	113,212
Home Equity	16,540	260	—	—	16,800
Installment	15,806	354	13	1	16,174
Credit Card	589	29	—	—	618
Total	$430,070	$11,549	$2,072	$2,752	$446,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2013 and 2012 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans	Non- Accrual	90+ Days Still Accruing
December 31, 2013
Commercial	$456,580	$216	$24	$284	$524	$457,388	$284	$—
Residential	116,121	1,401	193	460	2,054	$118,204	29	431
Home Equity	27,741	28	—	28	56	$27,797	—	28
Installment	18,043	90	—	76	166	$18,285	76	—
Credit Card	628	2	—	1	3	$631	—	1
Total	$619,113	$1,737	$217	$849	$2,803	$622,305	$389	$460

December 31, 2012
Commercial	$292,214	$767	$221	$3,356	$4,344	$299,639	$3,081	$275
Residential	111,010	1,772	293	94	2,159	113,212	43	51
Home Equity	16,772	28	—	—	28	16,800	—	—
Installment	15,990	179	—	4	183	16,174	1	3
Credit Card	589	24	5	—	29	618	—	—
Total	$436,575	$2,770	$519	$3,454	$6,743	$446,443	$3,125	$329

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

Interest income on loans would have increased by approximately $47 and $144 for 2013 and 2012, respectively, if loans had performed in accordance with their terms.

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

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate.  For general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by qualified factors.

The classes described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Management tracks the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters.  Commercial, Residential, Home Equity, Installment and Credit Card pools currently utilize a rolling 12 quarters.

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors.  Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013 and 2012.  Activity in the allowance is presented for the years ended December 31, 2013 and 2012 (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance at December 31, 2012	$3,107	$514	$242	$200	$13	$4,076
Charge-offs	(1,458)	(38)	—	(12)	(21)	(1,529)
Recoveries	57	60	10	1	—	128
Provision	1,903	(17)	302	50	22	2,260
ALL balance at December 31, 2013	$3,609	$519	$554	$239	$14	$4,935
Individually evaluated for impairment	$1,243	$175	$28	$11	$1	$1,458
Collectively evaluated for impairment	$2,366	$344	$526	$228	$13	$3,477

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance at December 31, 2011	$2,164	$366	$249	$255	$11	$3,045
Charge-offs	(1,731)	—	(9)	(51)	—	(1,791)
Recoveries	5	—	5	12	—	22
Provision	2,669	148	(3)	(16)	2	2,800
ALL balance at December 31, 2012	$3,107	$514	$242	$200	$13	$4,076
Individually evaluated for impairment	$683	$16	$—	$24	$—	$723
Collectively evaluated for impairment	$2,424	$498	$242	$176	$13	$3,353

During late 2013, the Bank purchased $74.3 million in commercial loans in the northern Virginia area. Because these purchased loans were marked to fair value at the time they were recorded on the balance sheet, there is no consideration given to these loans in the calculation of the allowance for loan losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The provision for the commercial portfolio decreased $766 during 2013 to $1,903 as of December 31, 2013. This decrease was the result of decreasing charge-off trends and an improving commercial loan portfolio. The provision for the home equity loan portfolio increased $305 during 2013 as a result of growth in home equity loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Troubled debt restructurings during 2013 and 2012 are set forth in the following table.  No TDR’s have defaulted.

At December 31, 2013 and 2012, the Bank had specific reserve allocations for TDR’s of $268 and $154, respectively.

The following table presents details related to loans identified as Troubled Debt Restructurings during the years ended December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial	6	$4,820	$4,702	3	$1,235	$1,235
Home equity	1	28	28	—	—	—
Installment	3	8	6	3	13	13
Total	10	$4,856	$4,736	6	$1,248	$1,248

(1)  The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 4.  PREMISES AND EQUIPMENT

Premises and equipment at December 31, were as follows:

(in thousands)	2013	2012

Land	$1,976	$1,243
Buildings and improvements	7,755	6,179
Furniture, fixtures and equipment	7,000	4,882
Construction in progress	4,154	2,668
Leasehold improvements	1,203	615
	22,088	15,587
Accumulated depreciation	(5,169)	(4,233)
Net premises and equipment	$16,919	$11,354

Depreciation expense amounted to $936 and $533 for 2013 and 2012, respectively.

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(in thousands)	2013	2012

Demand deposits of individuals, partnerships, and corporations
Interest bearing demand	$320,420	$225,369
Non-interest bearing demand	63,336	54,619
Savings and money markets	70,902	48,789
Time deposits including CDs and IRAs	241,153	157,742
Total deposits	$695,811	$486,519

Time deposits of over $100 included above	$163,209	$86,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Maturities of time deposits at December 31, 2013 were as follows (in thousands):

2014	$204,848
2015	13,564
2016	7,383
2017	5,471
2018	9,887
Total	$241,153

NOTE 6. BORROWED FUNDS

Short-term borrowings and Repurchase Agreements

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. Repurchase agreements totaled $81.6 million at December 31, 2013, compared to $70.2 million in 2012. Short-term borrowings from FHLB totaled $98.0 million at December 31, 2013, compared to $82.1 million at year-end 2012. Information related to short-term borrowings and repurchase agreements is summarized below:

(Dollars in thousands)	2013	2012

Balance at end of year	$179,606	$93,299
Average balance during the year	135,852	74,040
Maximum month-end balance	179,606	93,299
Weighted-average rate during the year	0.52%	0.72%
Rate at December 31	0.43%	0.66%

Average balances in the table above were calculated using daily averages for the related accounts.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania.  The remaining maximum borrowing capacity with the FHLB at December 31, 2013 was approximately $107,660.  At December 31, 2013 and 2012 the Bank had borrowed $104,647 and $32,600.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Borrowings from the FHLB as of December 31 were as follows:

(Dollars in thousands)	2013	2012
Fixed interest rate notes, originating between April 1999 and December 2007, due between April 2014 and April 2022, interest of between 4.50% and 5.90% payable monthly	$5,759	$6,656

Fixed interest rate note, originating March 2008, due March 2013, interest of 2.37% payable quarterly	—	2,000

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	860	879

	$6,619	$9,535

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

A summary of maturities of these borrowings over the next five years is as follows (in thousands):

Year	Amount
2014	1,161
2015	169
2016	1,246
2017	1,470
2018	81
Thereafter	2,492
$6,619

Subordinated Debt

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

The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by the Company since 2012.  Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate.  The Company reflects borrowed funds in the amount of $4.1 million as of December 31, 2013 and 2012 and interest expense of $79 and $87 for the years ended December 31, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Total contractual amounts of the commitments as of December 31 were as follows:

(in thousands)	2013	2012

Available on lines of credit	$89,956	$60,357
Stand-by letters of credit	680	458
Other loan commitments	1,681	1,616
	$92,317	$62,431

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

Regulatory

Beginning in 2013, the Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $7,986 on December 31, 2013.

Contingent Liability

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

The provisions for income taxes for the years ended December 31, were as follows:

(in thousands)	2013	2012
Current:
Federal	$216	$1,479
State	273	331
	$489	$1,810

Deferred expense(benefit)
Federal	$464	$(115)
State	30	(29)
	494	(144)
Income Tax expense	$983	$1,666

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2013		2012
(Dollars in thousands)	Amount	%	Amount	%

Tax at Federal tax rate	$1,701	34.0%	$1,984	34.0%
Tax effect of:
State income tax	125	2.5%	146	2.5%
Tax exempt earnings	(839)	-16.8%	(465)	-8.0%
Other	(4)	0.0%	1	0.0%
	$983	19.7%	$1,666	28.5%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax assets and (liabilities) were comprised of the following at December  31 (in thousands):

	2013	2012

Allowance for loan losses	$1,263	$1,203
Minimum pension liability	990	1,157
Unrealized gain on securities available-for-sale	984	—
Gross deferred tax assets	3,237	2,360

Depreciation	(747)	(477)
Unrealized loss on securities available-for-sale	—	(160)
Pension	(22)	(184)
Goodwill	(446)	—
Gross deferred tax liabilities	(1,215)	(821)

Net deferred tax asset	$2,022	$1,539

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2009 have been closed for purposes of examination by the federal and state taxing jurisdictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

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

	Balance at				Balance
	Beginning				at end
(in thousands)	of Year	Borrowings	Retirement	Repayments	of Year

December 31, 2013	$23,571	$3,090	$(7,723)	$(848)	$18,090

December 31, 2012	$13,300	$12,978	$—	$(2,707)	$23,571

The Company held related party deposits of $4,637 and $11,483 at December 31, 2013 and December 31, 2012, respectively.

The Company held related party repurchase agreements of $1,467 and $361 at December 31, 2013 and December 31, 2012, respectively.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2013 and 2012 is as follows:

(in thousands)	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$5,798	$4,214
Service cost	651	424
Interest cost	247	210
Actuarial loss	(65)	998
Benefits paid	(139)	(48)
Benefit obligation at end of year	$6,492	$5,798

Change in plan assets:
Fair value of plan assets at beginning of year	$3,366	$2,198
Actual return on plan assets	435	232
Employer contribution	409	984
Benefits paid	(139)	(48)
Fair value of plan assets at end of year	$4,071	$3,366

Funded status	$(2,421)	$(2,432)
Unrecognized net actuarial loss	2,475	2,890
Unrecognized prior service cost	—	2
Prepaid pension cost recognized	$54	$460

Accumulated benefit obligation	$4,983	$4,473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

At December 31, 2013 and 2012, the weighted average assumptions used to determine the benefit obligation are as follows:

	2013	2012
Discount rate	4.86%	4.31%
Rate of compensation increase	3.00%	3.00%

The components of net periodic pension cost are as follows (in thousands):

Service cost	$651	$424
Interest cost	247	210
Expected return on plan assets	(271)	(251)
Amortization of prior service costs	2	2
Amortization of loss	186	117
Net periodic pension cost	$815	$502

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

For the years December 31, 2013 and 2012, the weighted average assumptions used to determine net periodic pension cost are as follows:

	2013	2012
Discount rate	4.31%	5.06%
Expected long-term rate of return on plan assets	7.46%	8.00%
Rate of compensation increase	3.00%	3.00%

The Company’s pension plan asset allocations at December 31, 2013 and 2012, as well as target allocations for 2014 are as follows:

	12/31/2013	12/31/2012
Plan Assets
Cash	7%	10%
Fixed income	28%	36%
Alternative investments	12%	10%
Domestic equities	33%	28%
Foreign equities	17%	11%
Real estate inv. Trusts (REITs)	3%	5%
Total	100%	100%

The estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $143.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2013.

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$285	$—	—	285
Fixed income	1,140	—	—	1,140
Alternative investments	—	489	—	489
Domestic equities	1,343	—	—	1,343
Foreign equities	692	—	—	692
Real estate inv. Trusts	122	—	—	122

Total assets at fair value	$3,582	$489	$—	$4,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The fair value of MVB’s pension plan assets at December 31, 2012 by asset class are as follows:

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2012.

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash and cash equivalents	$707	$—	$—	$707
Investment in equity securities	1,818	—	—	1,818
Investment in debt securities	—	841	—	841

Total assets at fair value	$2,525	$841	$—	$3,366

Investment in government securities and short-term investments are valued at the closing price reported on the active market on which the individual securities are traded. Alternative investments and investment in debt securities are valued at quoted prices which are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Below we show the best estimate of the plan contribution for next fiscal year.  We also show the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.

(in thousands)	Cash Flow

Contributions for the period of 01/01/14 through 12/31/14	$440
Estimated future benefit payments reflecting expected future service

2014	$141
2015	$148
2016	$207
2017	$216
2018	$245
2019 through 2023	$1,686

NOTE 11.  INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia.  This office held assets of $1.8 million and total deposits of $17.1 million.  As a result of this transaction, the Company recorded intangible assets.  As of December 31, 2013 the Company has allocated $12 to core deposit intangibles, which are being amortized using the double-declining balance method over 10 years.  The original amount of the core deposit intangible was $128, with $123 amortized through December 31, 2013 and $5 remaining to be amortized over the next two years.  The remaining $897 has been recorded as goodwill, and is evaluated for impairment on October 1st each year by the Company.  In December 2012 the Company purchased Potomac Mortgage Group (PMG), a mortgage company in Northern Virginia.  As a result of this transaction, MVB recorded $16.9 million in goodwill.  This goodwill will be evaluated for impairment on an annual basis each December.

NOTE 12.  STOCK OFFERING

During 2013, the Company began a confidential offering to accredited investors.  As of December 31, 2013 the Company had received signed offering memoranda and payment for 305,097 shares totaling $9.8 million in additional capital at December 31, 2013.  The proceeds of this offering are being used to support the definitive agreement to acquire CFG Community Bank as well as continued growth of the Company. Also during 2013, the Company completed a confidential offering to accredited investors that began in late 2012. This offering resulted in the issuance of 1,132,527 shares totaling $27.1 million in additional capital. The proceeds of this offering were used to support the acquisition of PMG as well as the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

continued growth of the Company. During 2012 the Company issued 573,263 shares, concluding 2012 with outstanding shares of 2,932,901. In 2012, MVB implemented a dividend reinvestment plan (DRIP) which resulted in the addition of 31,760 and 41,538 shares totaling $912,896 and $973,000, respectively, in 2013 and 2012.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  At December 31, 2012 and 2011, MVB’s loan production qualified for the lowest dividend rate possible of 1%.  MVB may continue to utilize the SBLF capital for a period of four and one half years at the 1% dividend rate so long as loan growth continues to support the reduced rate.

NOTE 13.  STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan (‘the Plan”) provides for the issuance of stock options to selected employees.  Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. For options granted in 2005 the vesting period has been accelerated to fully vest at December 31, 2005.  These options also expire 10 years from the date of the grant.  Options granted in 2006, 2010, 2011, 2012 and 2013 vest in 5 years and expire 10 years from the date of the grant, with the exception of 22,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of the grant. As of December 31, 2013, the Plan had $2.2 million shares authorized and $987,780 shares remaining available for issuance.

Total compensation expense recorded on stock options during 2013 and 2012 was $196 and $138, respectively. Proceeds from stock options exercised during 2013 was $323. There were no stock options exercised during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The following summarizes MVB’s stock options as of and for the year ended December 31, 2013, and the changes for the year then ended:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at beginning of year	638,152	$9.17
Granted	502,000	13.48
Exercised	(44,342)	7.28
Forfeited/expired	(4,400)	10.23

Outstanding at end of year	1,091,410	$11.20

Exercisable at end of year	379,270	$8.40

Weighted-average fair value of options granted during 2013		$1.71
Weighted-average fair value of options granted during 2012		$1.19

The intrinsic value of options exercised during 2013 was $736,077. There were no options exercised during 2012.

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 2.08% and 1.67% for 2013 and 2012 and a weighted average expected life of the options of 7 years for both 2013 and 2012.  The expected volatility of MVB’s stock price used for 2013 options was 6.70%, while for the 2012 options it was 5.60%.  The expected dividend yield used was .50% for both 2013 and 2012.

The following summarizes information related to the total outstanding and exercisable options at December 31, 2013:

Options Outstanding				Options Exercisable
	Weighted-		Weighted-		Weighted-		Weighted-
	Average		Average		Average		Average
Total	Exercise	Intrinsic	Remaining	Total	Exercise	Intrinsic	Remaining
Options	Price	Value	Life	Options	Price	Value	Life

1,091,410	$11.20	5,897,429	7.12	379,270	$8.40	3,111,014	3.81

NOTE 14.  REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined.  As of December 31, 2013 and 2012, the Company meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

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

					MINIMUM
			MINIMUM		FOR CAPITAL
			TO BE WELL		ADEQUACY
	ACTUAL		CAPITALIZED		PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of December 31, 2013
Total Capital (to risk-weighted assets)
Consolidated	$84,361	12.9%	N/A	N/A	$52,175	8.0%
Subsidiary Bank	$86,028	13.2%	$65,262	10.0%	$52,209	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$79,342	12.2%	N/A	N/A	$26,087	4.0%
Subsidiary Bank	$81,009	12.4%	$39,157	6.0%	$26,105	4.0%

Tier I Capital (to average assets)
Consolidated	$79,342	8.9%	N/A	N/A	$35,840	4.0%
Subsidiary Bank	$81,009	9.0%	$44,800	5.0%	$35,840	4.0%

As of December 31, 2012
Total Capital (to risk-weighted assets)
Consolidated	$55,527	12.3%	N/A	N/A	$36,243	8.0%
Subsidiary Bank	$59,231	13.1%	$45,303	10.0%	$36,243	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$51,451	11.4%	N/A	N/A	$18,121	4.0%
Subsidiary Bank	$55,155	12.2%	$27,182	6.0%	$18,121	4.0%

Tier I Capital (to average assets)
Consolidated	$51,451	8.4%	N/A	N/A	$25,323	4.0%
Subsidiary Bank	$55,155	9.0%	$31,630	5.0%	$25,304	4.0%

NOTE 15.  REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

NOTE 16.  LEASES

The Company leases land and building space for the operation of some banking offices.  All such leases qualify as operating leases.  Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013:

(in thousands)
Years ended December 31:
2014	$1,342
2015	988
2016	874
2017	645
2018	575
Thereafter	819
Total minimum payments required:	$5,243

Total rent expense for the years ended December 31, 2013 and 2012 was $1,034 and $251, respectively.

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

Estimated fair values have been determined by the Company using historical data, as generally provided in the Company’s regulatory reports, and an estimation methodology suitable for each category of financial instruments. The Company’s fair value estimates, methods and assumptions are set forth below for the Company’s other financial instruments

Cash and cash equivalents: The carrying amounts for cash and cash equivalents approximate fair value because they have original maturities of 90 days or less and do not present unanticipated credit concerns.

Certificates of deposits: The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality.  No prepayments of principal are assumed.

Securities:  Fair values of securities are based on quoted market prices, where available.  If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

Loans:  The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality.  No prepayments of principal are assumed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).

Derivative on loans held for sale: Derivatives on loans held for sale are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company’s mortgage banking hedge instruments are classified as Level II.  For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s mortgage interest rate locks are classified as Level II.

Bank Owned Life Insurance: Fair values of bank owned life insurance approximate the cash surrender value of the policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

Accrued interest receivable and payable and repurchase agreements:  The carrying values of accrued interest receivable and payable approximate their fair values.

Deposits:  The fair values of demand deposits (i.e., non interest bearing checking, NOW and money market), savings accounts and other variable rate deposits approximate their carrying values.  Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities.  Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

FHLB and other borrowings: The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality.  No prepayments of principal are assumed.

Subordinated debt: The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality.  No prepayments of principal are assumed.

Off-balance sheet instruments:  The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of agreements and the present credit standing of the counterparties.  The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown. The contractual amounts of unfunded commitments and letters of credit are presented in Note 7.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at

			Quoted
			Prices
			in Active	Significant
			Markets for	Other	Significant
		Estimated	Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2013	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$39,843	$39,843	$39,843	$—	$—
Certificates of deposits with other banks	9,427	9,616	—	—	9,616
Securities available-for-sale	106,411	106,411	187	106,224
Securities held-to-maturity	56,670	54,118	—	54,118	—
Loans held for sale	89,186	89,186		89,186
Loans	617,370	620,295	—	—	620,295
Derivative on loans held for sale	2,271	2,271	2,271	—	—
Bank owned life insurance	16,062	16,062	16,062	—	—
Accrued interest receivable	2,764	2,764	2,764	—	—

Financial liabilities:
Deposits	$695,811	$697,301	$454,658	$—	$242,643
Repurchase agreements	81,578	81,578	81,578	—	—
FHLB and other borrowings	104,647	104,742	98,028	—	6,714
Accrued interest payable	327	327	327	—	—
Subordinated debt	4,124	3,153	3,153	—	—

December 31, 2012
Financial assets:
Cash and cash equivalents	$25,340	$25,340	$25,340	$—	$—
Certificates of deposits	9,427	9,427	9,427	—	—
Securities available-for-sale	79,378	79,378	—	79,378	—
Securities held-to-maturity	35,370	36,218	—	36,218	—
Loans held for sale	85,529	85,529		85,529
Loans	442,367	453,082	—	—	453,082
Derivative on loans held for sale	1,261	1,261	1,261	—	—
Bank owned life insurance	10,524	10,524	10,524	—	—
Accrued interest receivable	1,778	1,778	1,778	—	—

Financial liabilities:
Deposits	$486,519	$498,244	$328,777	$—	$169,467
Repurchase agreements	70,234	70,234	70,234	—	—
FHLB and other borrowings	91,617	94,487	—	—	94,487
Accrued interest payable	329	329	329	—	—
Subordinated debt	4,124	4,664	4,664	—	—

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

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

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company classified investments in government securities as Level 2 instruments and valued them using the market approach.  All measurements are made on a recurring basis, with the exception of loans held for sale, derivative on loans held for sale, other real estate and impaired loans, which are measured on a non-recurring basis.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2013 and 2012 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total

U.S. Agency Securities	$—	58,822	—	$58,822
U.S. Sponsored Mortgage backed Securities	—	46,592	—	46,592
Equity and Other Securities	187	810	—	997

	December 31, 2012
(in thousands)	Level I	Level II	Level III	Total

U.S. Agency Securities		22,192	—	22,192
U.S. Sponsored Mortgage backed Securities		56,376	—	56,376
Equity and Other Securities		810	—	810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2013 and 2012 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

•                  Loans held for sale — Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).

•                  Derivative on loans held for sale - Derivatives on loans held for sale are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company’s mortgage banking hedge instruments are classified as Level II. For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s mortgage interest rate locks are classified as Level II.

•                  Impaired Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

•                  Other Real Estate owned — Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. At the time, the foreclosure is completed, the Company obtains a current external appraisal.

Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 are included in the table below (in thousands):

	December 31, 2013
	Level I	Level II	Level III	Total

Loans held for sale	$—	$89,186	$—	$89,186
Derivative on loans held for sale	—	2,271	—	2,271
Other real estate owned	—	—	375	375
Impaired loans	—	—	5,178	5,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

	December 31, 2012
	Level I	Level II	Level III	Total

Loans held for sale	$—	$85,529	$—	$85,529
Derivative on loans held for sale	—	1,261	—	1,261
Other real estate owned	—	—	207	207
Impaired loans	—	—	3,118	3,118

The following tables presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013 and 2012.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands) December 31, 2013	Fair Value	Valuation Technique	Unobservable Input	Range

Impaired loans	$5,178	Appraisal of collateral	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$375	Appraisal of collateral	Appraisal adjustments	20% - 30%
			Liquidation expense	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands) December 31, 2012	Fair Value	Valuation Technique	Unobservable Input	Range

Impaired loans	$3,118	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$207	Appraisal of collateral (1)(3)	Appraisal adjustments	20% - 30%
			Liquidation expense	5% - 10%

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

NOTE 19. COMPREHENSIVE INCOME

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2013 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

2013
Details about AOCI Components	Amount Reclassified from AOCI	Affected line item in the Statement where net income is presented

Available-for-sale securities
Unrealized holding gains	$145	Gain on sale of securities
	145	Total before tax
	(58)	Income tax expense
	87	Net of tax
Defined benefit pension plan items
Change in defined benefit pension plan	188	Salaries and benefits
	188	Total before tax
	(75)	Income tax expense
	113	Net of tax

Total reclassifications	$200

(in thousands)	Unrealized gains (losses) on available- for-sale securities	Defined benefit pension plan items	Total

Balance at January 1, 2013	$240	$(1,735)	$(1,495)
Other comprehensive loss before reclassification	(1,803)	137	(1,666)
Amounts reclassified from AOCI	87	113	200
Net current period OCI	(1,716)	250	(1,466)
Balance at December 31, 2013	$(1,476)	$(1,485)	$(2,961)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

NOTE 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to the parent company’s condensed balance sheets at December 31, 2013 and 2012, and the related condensed statements of income and cash flows for each of those years are presented below:

	December 31
(in thousands)	2013	2012
Condensed Balance Sheets
Assets
Cash	$362	$158
Investment in subsidiaries	97,164	71,253
Other assets	717	302
Total assets	$98,243	$71,713

Liabilities and shareholders’ equity Liabilities
Other liabilities	$97	$40
Long-term debt	4,124	4,124
Total liabilities	4,221	4,164

Total stockholders’ equity	94,022	67,549
Total liabilities and stockholders’ equity	$98,243	$71,713

	Year ended December 31,
(in thousands)	2013	2012
Condensed Statements of Income
Income - dividends from bank subsidiary	$2,666	$531
Expenses - operating	499	350
Income before income taxes and undistributed earnings	2,167	181
Income tax (benefit)	(190)	(133)
Income after tax (benefit)	2,357	314
Equity in undistributed income earnings of subsidiaries	1,663	3,854
Net income	$4,020	$4,168

Preferred dividends	$85	$136
Net income available to common shareholders’	$3,935	$4,032
Comprehensive income	$2,554	$3,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

(in thousands)	2013	2012
Condensed Statements of Cash Flows
OPERATING ACTIVITIES
Net income	$4,020	$4,168
Equity in undistributed earnings of subsidiaries	(1,663)	(3,854)
Increase in other assets	(340)	(9)
Increase in other liabilities	57	15
Stock option expense	196	138

Net cash provided by operating activities	2,950	458

INVESTING ACTIVITIES
Investment in subsidiary	(26,469)	(14,731)

Net cash used in investing activities	(26,469)	(14,731)

FINANCING ACTIVITIES
Proceeds of stock offering	23,109	13,734
Dividend reinvestment plan	913	973
Common stock options exercised	323	—
Cash dividends paid on common stock	(537)	(307)
Cash dividends paid on preferred stock	(85)	(136)

Net cash provided by financing activities	23,723	14,264

Increase (decrease) in cash	204	(9)

Cash at beginning of period	158	167

Cash at end of period	$362	$158
Non-cash investing activity

Issuance of stock in acquisition	$—	2,000

NOTE 21. SEGMENT REPORTING

During 2013, the Company identified three reportable segments: commercial and retail banking; mortgage banking; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage.

Information about the reportable segments and reconciliation to the consolidated financial statements for the year end December 31. 2013 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2013

(in thousands)	Commercial & Retail Banking	Mortgage Banking	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$25,088	$2,103	$—	$(646)	$26,545
Income on loans held for sale	2,853	19,042	—	—	21,895
Insurance income	—	—	1,722	—	1,722
Other income	3,843	1,400	—	—	5,243
Total operating income	31,784	22,545	1,722	(646)	55,405
Expenses:
Interest expense	5,014	1,181	—	(646)	5,549
Salaries and employee benefits	12,441	13,017	1,609	—	27,067
Provision for loan losses	2,260	—	—	—	2,260
Other expense	9,811	5,081	634	—	15,526
Total operating expenses	29,526	19,279	2,243	(646)	50,402
Income (loss) before income taxes	2,258	3,266	(521)	—	5,003
Income tax expense (benefit)	5	1,240	(262)	—	983
Net income (loss)	2,253	2,026	(259)	—	4,020
Preferred stock dividends	85	—	—	—	85
Net income (loss) available to common shareholders	$2,168	$2,026	$(259)	$—	$3,935

Total assets	$1,021,097	$92,290	$3,012	$(129,339)	$987,060
Capital expenditures	5,613	489	399	—	6,501
Goodwill	897	16,882	—	—	17,779

NOTE 22. MERGERS AND ACQUISITIONS

The Company and its subsidiary, MVB Bank, have entered into a Purchase and Assumption Agreement with CFG Community Bank (“CFG”) and its parent, Capital Funding Bancorp, Inc., pursuant to which, upon the terms and subject to the conditions set forth therein, the Bank will purchase certain assets and assume certain liabilities of CFG and its subsidiaries for $30 million in consideration, consisting of $26 million in cash and $4 million in shares of MVB Financial common stock, subject to certain adjustments.

Consummation of this transaction is subject to certain customary closing conditions, including requisite regulatory approvals and material third-party consents, the absence of certain legal impediments to the consummation of the transaction and subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party.

The parties have made customary representations, warranties and covenants in the Agreement, including among others, covenants by CFG with respect to the conduct of its business during the interim period between the execution of the agreement and the closing of the transaction.

NOTE 23. STOCK SPLIT

Common shares outstanding at December 31, 2013 and 2012, respectively, have been adjusted for the effect of a two for one stock split effected as a stock dividend paid on February 11, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVB Financial Corp.

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of MVB Financial Corp.’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  MVB Financial Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of MVB Financial Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVB Financial Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania

March 27, 2014

S.R. Snodgrass, P.C. * 2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2013, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 1992.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

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

Date: March 28, 2014	/s/ Larry F. Mazza
Larry F. Mazza
CEO

Date: March 28, 2014

/s/ Bret S. Price
Bret S. Price
Senior Vice President & CFO

ITEM 9B.OTHER INFORMATION

No response required.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on pages 3-4 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2014.

ITEM 11.EXECUTIVE COMPENSATION

See “Executive Compensation” on pages 11-12 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2014.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 15 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2014 which section is expressly incorporated by reference.

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

Total loans outstanding from the Bank at December 31, 2013 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $18.1 million or 19.2% of total equity capital and 2.9% of total loans.  These loans do not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on page 16 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2014.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 77. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2013

Exhibit Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.1-1	Articles of Incorporation - Amendment	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	MVB Financial Corp. 2013 Stock Incentive Plan	Form S-8 Registration Statement, filed June 21, 2013, and incorporated by reference herein

10.3	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.5	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

11	Statement Regarding Computation of Earnings per Share	Filed herewith

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith

99.1	Report of S.R. Snodgrass, P.C., Independent Auditors	Found on Page 82 herein

99.2	Employment Agreement of Larry F. Mazza	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.

99.3	Employment Agreement of Donald T. Robinson	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.

99.4	Employment Agreement of Bret S. Price	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.

99.5	Employment Agreement of Patrick R. Esposito II	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (**)

(**)       Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections