Form 10-Q
period 2014-03-31
MVB FINANCIAL CORP
filed 2014-05-15
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2014, the number of shares outstanding of the issuer’s only class of outstanding common stock was 8,025,409.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (“the Company” or “MVB”) and subsidiaries (“Subsidiaries”) including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary MVB Mortgage and MVB Insurance, LLC (“MVB Insurance”) listed below are included on pages 3-27 of this report.

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013

Consolidated Statements of Income for the Three Months ended March 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 28-41 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	March 31	December 31
	2014	2013
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents:
Cash and due from banks	$17,294	$28,907
Interest bearing balances	15,318	10,936
Total cash and cash equivalents	32,612	39,843
Certificates of deposits in other banks	9,427	9,427
Investment securities:
Securities available-for-sale	104,592	106,411
Securities held-to-maturity (fair value of $55,741 for 2014 and $54,118 for 2013)	56,823	56,670
Loans held for sale	50,201	89,186
Loans:	675,558	622,305
Less: Allowance for loan losses	(5,451)	(4,935)
Net loans	670,107	617,370
Bank premises, furniture and equipment	18,926	16,919
Bank owned life insurance	16,219	16,062
Accrued interest receivable and other assets	20,739	17,393
Goodwill	17,779	17,779
Total assets	$997,425	$987,060
Liabilities
Deposits
Non-interest bearing	$56,834	$63,336
Interest bearing	697,806	632,475
Total deposits	754,640	695,811

Accrued interest, taxes and other liabilities	7,372	6,878
Repurchase agreements	71,498	81,578
FHLB and other borrowings	60,480	104,647
Subordinated debt	4,124	4,124
Total liabilities	898,114	893,038

Stockholders’ equity
Preferred stock, par value $1,000, 20,000 shares authorized and 8,500 shares issued	8,500	8,500
Common stock, par value $1, 10,000,000 shares authorized; 7,946,818 and 7,705,894 shares issued; and 7,844,664 and 7,603,740 shares outstanding in 2014 and 2013, respectively	7,947	7,706
Additional paid-in capital	73,190	69,601
Retained earnings	14,480	13,343
Accumulated other comprehensive loss	(2,639)	(2,961)
Treasury stock, 102,154 shares, at cost	(2,167)	(2,167)
Total stockholders’ equity	99,311	94,022
Total liabilities and stockholders’ equity	$997,425	$987,060

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Three Months Ended
	March 31
	2014	2013
Interest income
Interest and fees on loans	$7,039	$5,370
Interest on deposits with other banks	46	45
Interest on investment securities — taxable	411	279
Interest on tax exempt loans and securities	754	482
Total interest income	8,250	6,176

Interest expense
Deposits	1,098	907
Repurchase agreements	126	123
FHLB and other borrowings	263	262
Subordinated debt	19	20
Total interest expense	1,506	1,312
Net interest income	6,744	4,864
Provision for loan losses	519	1,000
Net interest income after provision for loan losses	6,225	3,864

Noninterest income
Service charges on deposit accounts	120	137
Gain on bank owned life insurance	128	92
Visa debit card income	152	123
Gain on loans held for sale	3,784	4,928
Capitalized servicing retained income	156	338
Insurance income	958	—
Gain on sale of securities	—	1
Gain on derivative	335	877
Other operating income	374	488
Total noninterest income	6,007	6,984

Noninterest expense
Salary and employee benefits	6,797	6,220
Occupancy expense	617	430
Equipment depreciation and maintenance	372	328
Data processing	380	205
Mortgage processing	546	507
Visa debit card expense	138	102
Advertising	280	236
Legal and accounting fees	220	202
Printing, stationery and supplies	115	88
Consulting fees	211	120
FDIC insurance	150	139
Travel	154	85
Other operating expenses	856	743
Total noninterest expense	10,836	9,405
Income before income taxes	1,396	1,443
Income tax expense	238	255
Net income	$1,158	$1,188
Preferred dividends	21	21
Net income available to common shareholders	$1,137	$1,167

Earnings per share - basic	$0.15	$0.20
Earnings per share - diluted	$0.15	$0.19
Weighted average shares outstanding - basic	7,606,661	5,851,094
Weighted average shares outstanding - diluted	7,828,143	5,986,684

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Three Months Ended
	March 31
	2014	2013

Net Income	$1,158	$1,188

Other comprehensive income (loss):

Unrealized holding gains (losses) during the year	537	(33)

Income tax effect	(215)	13

Reclassification adjustment for gain recognized in income	—	(1)

Income tax effect	—	—

Other comprehensive income (loss)	322	(21)

Comprehensive income	$1,480	$1,167

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31	March 31
	2014	2013
Operating activities
Net income	$1,158	$1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	224	270
Net amortization of deferred loan (fees) cost	73	(16)
Provision for loan losses	519	1,000
Depreciation and amortization	289	194
Stock based compensation	58	36
Loans originated for sale	(148,480)	(239,958)
Proceeds of loans sold	191,249	257,189
Gain on sale of loans held for resale	(3,784)	(5,097)
Gain on sale of investment securities	—	(1)
Income on bank owned life insurance	(128)	(92)
Deferred taxes	(645)	(188)
Other, net	(4,632)	(4,019)
Net cash provided by operating activities	35,901	10,506
Investing activities
Purchases of investment securities available-for-sale	—	(3,226)
Purchases of investment securities held-to-maturity	(250)	—
Maturities/paydowns of investment securities available-for-sale	2,416	2,943
Sales of investment securities available-for-sale	—	2,045
Purchases of premises and equipment	(2,296)	(1,665)
Net increase in loans	(53,327)	(10,560)
Purchases of restricted bank stock	(2,773)	(1,762)
Redemptions of restricted bank stock	4,710	516
Proceeds from sale of other real estate owned	57	—
Net cash used in investing activities	(51,463)	(11,709)
Financing activities
Net increase in deposits	58,828	33,744
Net decrease in repurchase agreements	(10,080)	(473)
Net change in short-term FHLB borrowings	(44,128)	(16,394)
Principal payments on FHLB borrowings	(39)	(2,801)
Proceeds from stock offering	3,723	13,419
Common stock options exercised	48	—
Cash dividends paid on preferred stock	(21)	(21)
Net cash provided by financing activities	8,331	27,474
(Decrease) increase in cash and cash equivalents	(7,231)	26,271
Cash and cash equivalents at beginning of period	39,843	25,340
Cash and cash equivalents at end of period	$32,612	$51,611

Supplemental disclosure of cash flow information

Loans transferred to other real estate owned	$—	$472

Cash payments for:
Interest	$1,539	$1,222
Income taxes	$465	$—

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1 — Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting and reporting policies of MVB Financial Corp. (“the Company” or “MVB”) and its subsidiaries (“Subsidiaries”), including MVB Bank, Inc. (the “Bank”), the Bank’s subsidiary MVB Mortgage and MVB Insurance, LLC, conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change.  Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated balance sheet as of December 31, 2013 has been extracted from audited financial statements included in the Company’s 2013 filing on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2013, Form 10-K filed with the Securities and Exchange Commission.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In addition, all share amounts have been revised to reflect the two for one stock split effected as a stock dividend as disclosed in Note 12.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Note 2 — Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on MVB Financials Corp’s Consolidated Financial Statements.

Note 3 — Investments

Amortized cost and fair values of investment securities held-to-maturity at March 31, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$56,823	$691	$(1,773)	$55,741
Total investment securities held—to-maturity	$56,823	$691	$(1,773)	$55,741

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2013, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$56,670	$367	$(2,919)	$54,118
Total investment securities held—to-maturity	$56,670	$367	$(2,919)	$54,118

Amortized cost and fair values of investment securities available-for-sale at March 31, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U.S. Agency securities	$60,732	$12	$(1,480)	$59,264
U.S. Sponsored Mortgage-backed securities	44,785	165	(619)	44,331
Total debt securities	105,517	177	(2,099)	103,595
Equity and other securities	810	187	—	997
Total investment securities available-for-sale	$106,327	$364	$(2,099)	$104,592

Amortized cost and fair values of investment securities available-for-sale at December 31, 2013 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U.S. Agency securities	$60,744	$—	$(1,922)	$58,822
U.S. Sponsored Mortgage-backed securities	47,317	118	(843)	46,592
Total debt securities	108,061	118	(2,765)	105,414
Equity and other securities	810	187	—	997
Total investment securities available-for-sale	$108,871	$305	$(2,765)	$106,411

The following tables summarize amortized cost and fair values of debt securities by maturity:

	March 31, 2014
	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	1,696	1,736	34,457	34,066
After five years, but within ten	14,877	14,910	37,087	36,066
After ten years	40,250	39,095	33,973	33,463
Total	$56,823	$55,741	$105,517	$103,595

Investment securities with a carrying value of $154,958 at March 31, 2014, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2014, the details of which are included in the following table.  Although these securities, if sold at March 31, 2014 would result in a pretax loss of $3,872, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of March 31, 2014, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at March 31, 2014:

(in thousands)

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency securities (17)	$51,599	$(1,480)	$—	$—
U.S. Sponsored Mortgage-backed securities (16)	11,095	(72)	18,799	(547)
Municipal securities (83)	24,021	(1,242)	7,544	(531)
	$86,715	$(2,794)	$26,343	$(1,078)

The following table discloses investments in an unrealized loss position at December 31, 2013:

(in thousands)

	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency securities (19)	$58,822	$(1,922)	$—	$—
U.S. Sponsored Mortgage-backed securities (18)	14,969	(113)	19,781	(730)
Municipal securities (103)	35,502	(2,535)	4,471	(384)
	$109,293	$(4,570)	$24,252	$(1,114)

There were no sales of investments available-for-sale during the three month period ended March 31, 2014. The Company sold investments available-for-sale of $2.0 million for the three months ended March 31, 2013,resulting in a gross gain of $1.

Note 4 — Loans and Allowance for Loan Losses

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014.  Activity in the allowance is presented for the periods indicated (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance December 31, 2013	$3,609	$519	$554	$239	$14	$4,935
Charge-offs	—	—	—	(9)	—	(9)
Recoveries	2	—	1	3	—	6
Provision	291	227	—	—	1	519
ALL balance March 31, 2014	$3,902	$746	$555	$233	$15	$5,451
Individually evaluated for impairment	$1,358	$302	$29	$8	$2	$1,699
Collectively evaluated for impairment	$2,544	$444	$526	$225	$13	$3,752

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance December 31, 2012	$3,107	$514	$242	$200	$13	$4,076
Charge-offs	(500)	(2)	—	—	—	(502)
Recoveries	22	36	7	—	—	65
Provision	1,016	(58)	22	16	4	1,000
ALL balance March 31, 2013	$3,645	$490	$271	$216	$17	$4,639
Individually evaluated for impairment	$668	$35	$—	$1	$—	$704
Collectively evaluated for impairment	$2,977	$455	$271	$215	$17	$3,935

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

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of March 31, 2014 and 2013, net deferred fees and costs of $1,613 and $974, respectively, were included in the carryings value of loans.

During late 2013, the Bank purchased $74.3 million in commercial loans in the northern Virginia area, that were marked to fair value at the time they were recorded on the balance sheet.

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2014:

(in thousands)	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
Individually evaluated for impairment	$6,739	$843	$29	$15	$2	$7,628
Collectively evaluated for impairment	481,282	137,278	31,194	17,517	659	667,930
Total Loans	$488,021	$138,121	$31,223	$17,532	$661	$675,558

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2013 (in thousands):

(in thousands)	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
Individually evaluated for impairment	$52,206	$1,875	$—	$34	$—	$54,115
Collectively evaluated for impairment	262,727	103,033	18,926	17,200	581	402,467
Total Loans	$314,933	$104,908	$18,926	$17,234	$581	$456,582

Of the $7,628 in impaired loans presented above, $3,694 were non-performing loans as of March 31, 2014. The remaining $3,934 represents troubled debt restructured loans that are performing under modified terms.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2014 and December 31, 2013 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
March 31, 2014
Commercial	$6,619	$1,358	$120	$6,739	$6,739
Residential	843	302	—	843	843
Home Equity	29	29	—	29	29
Installment	15	8	—	15	15
Credit Cards	2	2	—	2	2
Total impaired loans	$7,508	$1,699	$120	$7,628	$7,628
December 31, 2013
Commercial	$6,134	$1,243	$120	$6,254	$6,254
Residential	261	175	—	261	261
Home Equity	28	28	—	28	28
Installment	24	11	68	92	92
Credit Cards	1	1	—	1	1
Total impaired loans	$6,448	$1,458	$188	$6,636	$6,636

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Three months ended
	March 31
	2014	2013
Average investment in impaired loans:
Commercial	$6,414	$4,575
Residential	584	413
Home Equity	28	—
Installment	43	21
Credit Cards	1	—
Total Average investment in impaired loans	$7,070	$5,009

Interest income recognized on an accrual basis on impaired loans	$69	$24
Interest income recognized on a cash basis on impaired loans	$36	$20

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis.  The Bank’s Credit Department performs an annual review of all commercial relationships $1,000,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio.  The Bank engages an external consultant to conduct loan reviews on at least an annual basis.  Generally, the external consultant reviews larger commercial relationships or criticized relationships.  The Bank’s Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2014 and December 31, 2013 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2014
Commercial	$468,904	$10,764	$8,115	$238	$488,021
Residential	135,226	1,768	930	197	138,121
Home Equity	31,088	106	29	—	31,223
Installment	16,892	625	15	—	17,532
Credit Cards	659	—	2	—	661
Total	$652,769	$13,263	$9,091	$435	$675,558

December 31, 2013
Commercial	$437,474	$11,566	$8,348	$—	$457,388
Residential	115,283	2,660	261	—	118,204
Home Equity	27,662	107	28	—	27,797
Installment	17,579	614	92	—	18,285
Credit Cards	628	2	1	—	631
Total	$598,626	$14,949	$8,730	$—	$622,305

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2014 and December 31, 2013 (in thousands):

				90
		30-59	60-89	Days +	Total			90+ Days
		Days	Days	Past	Past	Total	Non-	Still
	Current	Past Due	Past Due	Due	Due	Loans	Accrual	Accruing
March 31, 2014
Commercial	$467,932	$16,237	$76	$3,776	$20,089	$488,021	$381	$3,417
Residential	134,792	2,818	—	511	3,329	$138,121	226	285
Home Equity	31,203	20	—	—	20	$31,223	—	—
Installment	17,413	85	34	—	119	$17,532	—	—
Credit Cards	659	—	—	2	2	$661	—	2
Total	$651,999	$19,160	$110	$4,289	$23,559	$675,558	$607	$3,704

December 31, 2013
Commercial	$456,580	$216	$24	$568	$808	$457,388	$284	$—
Residential	116,121	1,401	193	489	2,083	$118,204	29	431
Home Equity	27,741	28	—	28	56	$27,797	—	28
Installment	18,043	90	—	152	242	$18,285	76	—
Credit Cards	628	2	—	1	3	$631	—	1
Total	$619,113	$1,737	$217	$1,238	$3,192	$622,305	$389	$460

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

Troubled Debt Restructurings

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Troubled debt restructurings during 2014 and 2013 are set forth in the following table.  No TDR’s have defaulted.

At March 31, 2014 and December 31, 2013, the Bank had specific reserve allocations for TDR’s of $1.6 million and $1.4 million, respectively.

The following table presents details related to loans identified as Troubled Debt Restructurings (“TDRs”) for the three months ended March 31, 2014 and March 31, 2013 (in thousands):

	New TDRs (1)
	For the Three Months Ended			For the Three Months Ended
	March 31, 2014			March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	1	$496	$496	2	$1,695	$1,695
Residential real estate	1	389	389	—	—	—
Consumer	—	—	—	3	8	8
Total	2	$885	$885	5	$1,703	$1,703

(1)                   The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings and Repurchase Agreements

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. As of March 31, 2014 and December 31, 2013, the Bank had repurchase agreements of $71.5 million and $81.6 million, respectively. Short-term borrowings from FHLB totaled $53.9 million at March 31, 2014, compared to $98.0 million at December 31, 2013.

Information related to short-term borrowings and repurchase agreements is summarized below:

(Dollars in thousands)	March 31, 2014	March 31, 2013

Balance at end of period	$125,398	$128,856
Average balance during the three months ended	135,779	90,514
Maximum month-end balance	160,737	128,856
Weighted-average rate during the three months ended	0.96%	0.70%
Rate at end of period	0.96%	1.31%

Average balances in the table above were calculated using daily averages for the related accounts.

Term notes from the FHLB were as follows:	March 31	Dec 31
(Dollars in thousands)	2014	2013
Fixed interest rate notes, originating between April 1999 and December 2007, due between April 2014 and April 2022, interest of between 4.50% and 5.90% payable monthly	$5,724	$5,759

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	856	860

	$6,580	$6,619

Subordinated Debt

In March 2007, the Company completed the private placement of $4 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the “Trust”).  The Company established the trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust.  The proceeds from the sale of the Trust Preferred Securities were loaned to the Company under subordinated Debentures (the “Debentures”) issued to the Trust pursuant to an Indenture.  The Debentures are the only asset of the Trust.  The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations.  The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees.  The securities issued by the Trust are includable for regulatory purposes as a component of the Company’s Tier I capital.

The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by the Company since 2012.  Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate.  The Company reflects borrowed funds in the amount of $4.1 million as of March 31, 2014 and December 31, 2013 and interest expense of $19 and $20 for the 3 months ended March 31, 2014 and 2013.

A summary of maturities of borrowings over the next five years is as follows:

(dollars in thousands)

Year	Amount
2014	$55,021
2015	169
2016	1,246
2017	1,470
2018	81
Thereafter	6,617
$64,604

In addition to the Trust Preferred Securities and the Debentures, during the first quarter of 2014, the Company initiated and advanced a solicitation of subordinated promissory notes and preferred stock that is explained in greater detail in Note 7.

Note 6 — Fair Value of Financial Instruments

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$59,264	$—	$59,264
U.S. Sponsored Mortgage backed securities	—	44,331	—	44,331
Equity and Other Securities	187	810		997

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$58,822	$—	$58,822
U.S. Sponsored Mortgage backed securities	—	46,592	—	46,592
Equity and Other Securities	187	810	—	997

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2014 and 2013 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are included in the table below:

	March 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
Loans held for sale	$—	$50,201	$—	$50,201
Derivative on loans held for sale	—	2,607	—	2,607
Impaired loans	—	—	5,929	5,929
Other real estate owned	—	—	375	375

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total
Assets:
Loans held for sale	$—	$89,186	$—	$89,186
Derivative on loans held for sale	—	2,271	—	2,271
Impaired loans	—	—	5,178	5,178
Other real estate owned	—	—	375	375

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2014:
Impaired loans	$5,929	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%
Other real estate owned	$375	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2013:
Impaired loans	$5,178	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%
Other real estate owned	$375	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.

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

Deposits:  The fair values of demand deposits (i.e., non-interest bearing checking, NOW and money market), savings accounts and other variable rate deposits approximate their carrying values.  Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities.  Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

March 31, 2014	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$32,612	$32,612	$32,612	$—	$—
Certificates of deposits with other banks	9,427	10,013	—	—	10,013
Securities available-for-sale	104,592	104,592	187	104,405	—
Securities held-to-maturity	56,823	55,741	—	55,741	—
Loans held for sale	50,201	50,201	—	50,201	—
Loans, net	670,107	675,767	—	—	675,767
Derivative on loans held for sale	2,607	2,607	—	2,607	—
Accrued interest receivable	2,715	2,715	—	2,715	—

Financial liabilities:
Deposits	$754,640	$755,359	$—	$508,509	$246,850
Repurchase agreements	71,498	71,498	—	71,498	—
FHLB and other borrowings	60,480	60,520	—	53,900	6,620
Accrued interest payable	294	294	—	294	—
Subordinated debt	4,124	4,124	—	4,124	—

December 31, 2013
Financial assets:
Cash and cash equivalents	$39,843	$39,843	$39,843	$—	$—
Certificates of deposits with other banks	9,427	9,616	—	—	9,616
Securities available-for-sale	106,411	106,411	187	106,224	—
Securities held-to-maturity	56,670	54,118	—	54,118	—
Loans held for sale	89,186	89,186	—	89,186	—
Loans, net	617,370	620,295	—	—	620,295
Derivative on loans held for sale	2,271	2,271	—	2,271	—
Accrued interest receivable	2,764	2,764	—	2,764	—

Financial liabilities:
Deposits	$695,811	$697,301	$—	$454,658	$242,643
Repurchase agreements	81,578	81,578	—	81,578	—
FHLB and other borrowings	104,647	104,742	—	98,028	6,714
Accrued interest payable	327	327	—	327	—
Subordinated debt	4,124	4,124	—	4,124	—

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

Note 7 — Stock and Debt Offerings

During the first quarter of 2014, the Company began a private offering under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) of subordinated promissory notes and preferred stock.  During the first quarter of 2014, the Company received subscriptions for subordinated promissory notes totaling $12.4 million.  In addition, during the same period, the Company received subscriptions for five-hundred preferred stock shares totaling $500 in additional capital.  As of March 31, 2014, the Company had not issued any notes on shares of preferred stock, and subscribers’ funds have been placed in an escrow account.  A single scheduled closing will occur in the second quarter of 2014 whereby the escrowed funds will be released.  The proceeds of these subordinated debt and preferred stock offerings will be used in connection with the acquisition of CFG Community Bank and continued growth of the Company and its Subsidiaries.

During 2013, the Company commenced a private offering under Rule 506 of Regulation D of its common stock to accredited investors.  As of December 31, 2013, the Company had received subscriptions for 610,194 common stock shares totaling $9.8 million in additional capital.  During the first quarter of 2014, the Company received additional subscriptions for 236,524 common stock shares totaling $3.8 million in additional capital at March 31, 2014.  The proceeds of this offering are also being used in connection with the acquisition of CFG Community Bank and to support continued growth of the Company and its Subsidiaries.

During the first quarter of 2013, the Company completed a private offering to accredited investors which resulted in the issuance of 2,265,054 shares totaling $27.1 million in additional capital.  The proceeds of this offering were used to support the acquisition of Potomac Mortgage Group, Inc. (which now does business as MVB Mortgage) as well as the continued growth of the Company.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  At December 31, 2013 and 2012, MVB’s loan production qualified for the lowest dividend rate possible of 1%.  MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%.

Note 8 — Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2014 and 2013, stock options to purchase 468,070 and 391,280 shares at an average price of $8.84 and $8.00, respectively, were outstanding.  For the three months ended March 31, 2014 and 2013, the dilutive effect of stock options was 221,482 and 135,590 shares, respectively.

Note 9 — Segment Reporting

During the fourth quarter of 2013, the Company identified three reportable segments: commercial and retail banking; mortgage banking; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three-month period ended March 31, 2014 are as follows:

(in thousands)	Commercial & Retail Banking	Mortgage Banking	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$7,580	$637	$—	$33	$8,250
Gain on loans held for sale	327	3,490	—	(33)	3,784
Insurance income	—	—	958	—	958
Other income	2,326	378	—	(1,439)	1,265
Total operating income	10,233	4,505	958	(1,439)	14,257
Expenses:
Interest expense	1,339	344	—	(177)	1,506
Salaries and employee benefits	3,030	2,977	790	—	6,797
Provision for loan losses	519	—	—	—	519
Other expense	3,870	1,250	181	(1,262)	4,039
Total operating expenses	8,758	4,571	971	(1,439)	12,861
Income (loss) before income taxes	1,475	(66)	(13)	—	1,396
Income tax expense (benefit)	268	(25)	(5)	—	238
Net income (loss)	1,207	(41)	(8)	—	1,158
Preferred stock dividends	21	—	—	—	21
Net income (loss) available to common shareholders	$1,186	$(41)	$(8)	$—	$1,137

Capital expenditures for the three-month period ended March 31, 2014	$1,869	$117	$310	$—	$2,296
Total assets as of March 31, 2014	1,050,763	86,407	4,059	(143,804)	997,425
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of March 31, 2014	897	16,882	—	—	17,779
Goodwill as of December 31, 2013	897	16,882	—	—	17,779

Note 10 — Mergers and Acquisitions

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

For the three months ended March 31, 2014, the following acquisition related costs are included in the consolidated statements of income as follow (in thousands):

Consulting	$51
Advertising	2
Printing, stationery and supplies	6
Legal and accounting fees	18
Equipment depreciation and maintenance	6
Travel	32
Total	$115

Note 11 — Stock Split

Common shares outstanding at March 31, 2014 and 2013, respectively, have been adjusted for the effect of a two for one stock split effected as a stock dividend paid on February 11, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•                  statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of MVB  Financial Corp. (the “Company”) and its subsidiaries (collectively “we,” “our,” or “us), including MVB Bank, Inc. (the “Bank”);

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

SUMMARY OF RESULTS OF OPERATIONS

At March 31, 2014 and 2013 and for the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013
Net income to:
Average assets	0.47%	0.65%
Average stockholders’ equity	4.88%	6.93%
Net interest margin	3.05%	2.96%

Average stockholders’ equity to average assets	9.69%	9.37%
Total loans to total deposits (end of period)	89.52%	87.76%
Allowance for loan losses to total loans (end of period)	0.81%	1.02%
Efficiency ratio	84.98%	79.38%
Capital ratios:
Tier 1 capital ratio	11.81%	13.60%
Risk-based capital ratio	12.66%	14.51%
Leverage ratio	8.55%	9.52%
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$11.43	$10.04
Basic earnings per share	$0.15	$0.20
Diluted earnings per share	$0.15	$0.19

Introduction

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

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley County, West Virginia, at Edwin Miller Boulevard. During the first quarter of 2014, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals.  The Company continuously reviews key performance indicators to measure our success.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At March 31, 2014, the Company had 300 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2014, the Company earned $1,158 compared to $1,188 in the first quarter of 2013.  Net interest income increased by $1,880, noninterest income decreased by $977 and noninterest expenses increased by $1.4 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $178.7 million in average loan growth and despite an increase in average interest bearing liabilities of $216.3 million and an increase in interest expense of $194.  There was also a decrease in cost of funds of 13 basis points.  The decrease in noninterest income was mainly the result of a decrease in gain on loans held for sale of $1.1 million as a result of a decrease in loan production. The increase in noninterest expenses was principally the result of increased salaries expense of $577, with the addition of the Sabraton and Edwin Miller Bank offices as well as additions in the areas of information technology staff, legal staff, operations center staff, human resources and accounting additions and additional staff related to MVB Insurance, LLC, as well as increases for existing staff.  Occupancy costs increased $187, the result of the additions of the Sabraton and Edwin Miller Bank offices and additional leased office space in both the Cheat Lake Bank office, the Bank Operations Center, MVB Insurance, LLC and MVB Financial Corp. Data processing costs increased $175 due to the increased usage of products available to save time and better automate processes. Consulting fees increased $91 as a result of increased costs related to a current acquisition as discussed in Note 11. Travel costs increased $69 as a result of both the additional staff related to MVB Insurance, LLC, as well as the current acquisition as discussed in Note 11.   Other operating expenses increased by $113, mainly the result of the following: increased postage and freight expense of $17, telephone expense of $46, and insurance expense of $43.

Loan loss provisions of $519 and $1.0 million were made for the quarters ended March 31, 2014 and 2013, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $9 in loans during the first quarter of 2014 versus $502 for the same time period in 2013. The reduced provision is the result of lesser charge-offs in the first quarter of 2014 versus the same time period in 2013.  Due to the Bank’s purchase of commercial loans in late 2013 that were marked to fair value at the time they were recorded on the balance sheet, the allowance for loan losses to total loans decreased from 1.02% at March 31, 2013 to 0.81% at March 31, 2014.

Noninterest income for the quarters ended March 31, 2014 and 2013 totaled $6.0 million and $7.0 million, respectively.  The most significant portions of noninterest income are gain on loans held for sale, which totaled $3.8 million for the quarter ended March 31, 2014, a decrease of $1.1 million from the first quarter of 2013, the result of decreased mortgage loan volume; insurance income which totaled $958 for the quarter ended March 31, 2014, a new income stream that began during the third quarter of 2013; capitalized servicing retained income which totaled $156 for the quarter ended March 31, 2014, a decrease of $182 over the first quarter of 2013, also the result of decreased mortgage loan volume; gain on derivative which totaled $335 for the quarter ended March 31, 2014, a decrease of $542 over the first quarter of 2013, also the result of decreased mortgage loan volume; and other operating income which totaled $374 for the quarter ended March 31, 2014, a decrease of $114 from the prior year, mainly the result of the following: inspection fees of $30 and title insurance premiums of $89.

Noninterest expense for the quarters ended March 31, 2014 and 2013 totaled $10.8 million and $9.4 million, respectively.  The most significant increases were as discussed above.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Bank’s balance sheet. The net interest margin for the quarters ended March 31, 2014 and 2013 was 3.05% and 2.96% respectively.  The 9 basis point increase in the Bank’s net interest margin for the quarter ended March 31, 2014 was the result of a 13 basis point reduction in the cost of funds. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The funding side of the bank also helped in increasing asset yield as a result of a 4 basis point reduction in the cost of funds.  The Bank was able to grow average loan balances by $178.7 million, which enabled an increase in net interest income of $1.9 million.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Analysis of Net Interest Income (Unaudited)

The following tables provide further information about interest income and expense:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$11,402	$5	0.17%	$12,127	$4	0.14%
CD’s with other banks	9,427	41	1.75	9,427	41	1.75
Investment securities:
Taxable	105,933	411	1.55	78,900	246	1.25
Tax-exempt	56,748	413	2.90	35,351	279	3.15
Loans and loans held for sale:
Commercial	432,965	4,836	4.47	285,383	3,394	4.76
Tax exempt	37,207	341	3.67	22,723	236	4.15
Real estate	216,480	2,008	3.71	200,466	1,769	3.53
Consumer	18,599	195	4.19	17,021	207	4.87
Allowance for loan losses	(5,328)	—	—	(4,335)	—	—
Net loans	699,923	7,380	4.22	521,258	5,606	4.30

Total earning assets	883,433	8,250	3.74	657,063	6,176	3.76
Cash and due from banks	24,809			21,453
Other assets	71,170			53,134
Total assets	$979,412			$731,650

Liabilities
Deposits:
NOW	339,098	546	0.64	245,171	504	0.82
Money market checking	31,794	31	0.39	22,980	18	0.31
Savings	38,663	37	0.38	27,758	41	0.59
IRAs	9,605	30	1.26	9,597	42	1.76
CDs	232,902	454	0.78	148,603	302	0.81
Repurchase agreements and federal funds sold	75,296	126	0.67	69,469	127	0.73
FHLB and other borrowings	86,507	263	1.21	73,994	258	1.39
Subordinated debt	4,124	19	1.86	4,124	20	1.90
Total interest-bearing liabilities	817,989	1,506	0.74	601,696	1,312	0.87

Non-interest bearing demand deposits	59,717			54,981
Other liabilities	6,784			6,418
Total liabilities	884,490			663,095

Stockholders’ equity
Preferred stock	8,500			8,500
Common stock	7,708			2,970
Paid-in capital	69,614			49,416
Treasury stock	(2,167)			(1,084)
Retained earnings	14,220			10,287
Accumulated other comprehensive income	(2,953)			(1,534)
Total stockholders’ equity	94,922			68,555
Total liabilities and stockholders’ equity	$979,412			$731,650

Net interest spread			3.00			2.89
Net interest income-margin		$6,744	3.05%		$4,864	2.96%

Non-Interest Income

Gain on loans held for sale generates the core of the Bank’s noninterest income. Noninterest income totaled $6.0 million in the first quarter of 2014 compared to $7.0 million in the first quarter of 2013.  The decrease of $1.0 million was mainly the result of a decrease in gain on loans held for sale of $1.1 million as a result of a decrease in loan production.

Service charges on deposit accounts continue to be part of the core of the Bank’s other income, and thus, the Company’s other income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. For the quarters ended March 31, 2014 and 2013, service charges totaled $120 and $137, respectively.

The Bank is continually searching for ways to increase non-interest income.  Income from loans sold in the secondary market continues to be a major area of focus for the Bank and the Company, as well as servicing retained on mortgage loans sold into the secondary market.

Non-Interest Expense

For the first quarter of 2014, noninterest expense totaled $10.8 million compared to $9.4 million in the first quarter of 2013. The Company’s efficiency ratio was 84.98% for the first quarter of 2014 compared to 79.38% for the first quarter of 2013.  This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus non-interest income.  The increased efficiency ratio is the result of noninterest expense outpacing the growth in net interest income and other income.

Salaries and benefits totaled $6.8 million for the quarter ended March 31, 2014 compared to $6.2 million for the quarter ended March 31, 2013. This $577 increase in salaries and benefits is mainly the result of the addition of the Sabraton and Edwin Miller Bank offices as well as additions in the areas of information technology staff, legal staff, operations center staff, human resources and accounting additions and additional staff related to MVB Insurance, LLC, as well as increases for existing staff.  The Company had 300 full-time equivalent personnel at March 31, 2014, as noted, compared to 252 full-time equivalent personnel as of March 31, 2013.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2014 and 2013, occupancy expense totaled $617 and $430, respectively.  This $187 increase is the result of the additions of the Sabraton and Edwin Miller Bank offices and additional leased office space in both the Cheat Lake Bank office, the Bank Operations Center, MVB Insurance, LLC and MVB Financial Corp. Data processing costs increased $175 compared to the first quarter of 2013 due to the increased usage of products available to save time and better automate processes.

Other operating expense totaled $856 in the first quarter of 2014 compared to $743 in the first quarter of 2013. The largest items relating to this increase were in the areas of postage and freight expense, telephone expense and insurance expense.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .47% and 4.88% for the first quarter of 2014 compared to .65% and 6.93% in the first quarter of 2013.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2014 compared to 2013. The most significant areas of change between the quarters ended March 31, 2014 and March 31, 2013 were as follows: loans and loans held for sale increased to an average balance of $699.9 million from $521.3 million, interest-bearing liabilities grew to an average balance of $818.0 million from $601.7 million and stockholders’ equity grew by $26.4 million to an average of $94.9 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at March 31, 2014 were $997.4 million or an increase of $10.4 million since December 31, 2013.  The greatest area of increase was $53.3 million in loan growth.

Deposits totaled $754.6 million at March 31, 2014 or an increase of $58.8 million since December 31, 2013, mainly the result of an increase in broker buster deposits and other interest bearing deposits.

Stockholders’ equity has increased approximately $5.3 million from December 31, 2013 due to earnings for the three months ended March 31, 2014 of $1.2 million and through the issuance of 240,954 shares of common stock totaling $3.7 million in additional capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $32.6 million as of March 31, 2014 compared to $39.8 million as of December 31, 2013.

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

Investment Securities

Investment securities totaled $161.4 million as of March 31, 2014 and $163.1 million as of December 31, 2013. The investment portfolio is fairly evenly balanced between government sponsored agency securities, mortgage-backed securities and municipal securities.

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

Loan Concentration

At March 31, 2014, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $754.6 million at March 31, 2014.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At March 31, 2014, non-interest bearing deposits totaled $56.8 million compared to $63.3 million at December 31, 2013.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $697.8 million at March 31, 2014 compared to $632.5 million at December 31, 2013. Average interest-bearing liabilities totaled $818.0 million during the first quarter of 2014 compared to $601.7 million for the first quarter of 2013.  Average non-interest bearing demand deposits totaled $59.7 million for the first quarter of 2014 compared to $55.0 million for the first quarter of 2013.  Management will continue to emphasize deposit gathering in 2013 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At March 31, 2014, repurchase agreements totaled $71.5 million compared to $81.6 million at December 31, 2013.  In addition to the aforementioned funds alternatives, the Bank has access to more than $302.5 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 7.0% and 8.1% in February 2014 and 2013, respectively.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows: Berkeley County’s unemployment rate was 6.4% and 7.0% in February 2014 and 2013, respectively.  Harrison County’ unemployment rate was 6.3% and 6.6% in February 2014 and 2013, respectively.  Jefferson County’s unemployment rate was 5.3% and 5.1% in February 2014 and 2013, respectively. Marion County’s unemployment rate was 6.5% and 6.7% in February 2014 and 2013, respectively. Monongalia County’s unemployment rate was 4.6% and 4.9% in February 2014 and 2013, respectively. Kanawha County’s unemployment rate was 6.4% and 6.8% in February 2014 and 2013, respectively. The numbers from all six counties continue to be significantly better than the national numbers.

The Company and the Bank nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 0.64% in March of 2014 versus 0.66% in March of 2013 and charge offs to total loans were 0.00% and 0.11 % for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

Capital/Stockholders’ Equity

The Company and the Bank have financed operations and growth over the years through the sale of equity.  These equity sales have resulted in an effective source of capital.

During the first quarter of 2013 the Company completed a private offering to accredited investors under Regulation D of the Securities Act which resulted in the issuance of 2,265,054 shares totaling $27.1 million in additional capital.  The proceeds of this offering were used to support the acquisition of PMG as well as the continued growth of the Company.

During 2013, the Company commenced a private offering to accredited investors under Rule 506 of Regulation D.  As of December 31, 2013 the Company had received subscriptions for 610,194 shares totaling $9.8 million in additional capital at December 31, 2013.  During the first quarter of 2014 the Company received additional subscriptions for 236,524 shares totaling $3.8 million in additional capital at March 31, 2014.  The proceeds of this offering are being used in connection with the acquisition of CFG Community Bank as well as continued growth of the Company.

At March 31, 2014, accumulated other comprehensive loss totaled $(2,639) compared to $(2,961) at December 31, 2013. This change is primarily the result in the rise of the market values of investment securities.

Treasury stock shares totaled 102,154 shares.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2013 Form 10-K. At March 31, 2014, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers.  The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2014 and December 31, 2013 was $134.9 million and $92.3 million, respectively.

Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2013.  For information regarding the Company’s market risk, refer to the Company’s Annual Report to Shareholders for the year ended December 31, 2013.

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

Future Outlook

The Company’s and the Bank’s results of operations in the first quarter of 2014 are in line with the first quarter of 2013 mainly due to the improvement in net interest income and the addition of insurance income. The Company’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2014, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 3.1                                     Articles of Incorporation, as amended

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

Date: May 15, 2014
MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer & President

	By:	/s/ Bret S. Price
Bret S. Price
Senior Vice President & Chief Financial Officer