Form 10-Q/A
period 2014-03-31
MVB FINANCIAL CORP
filed 2014-05-16
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

MVB Financial Corp. (the “Company”) is filing this Form 10-Q/A as an amendment (the “Amendment”) to the Company’s Current Report on Form 10-Q which reported quarterly results and activities pursuant for the period ending March 31, 2014, which was filed with the Securities and Exchange Commission on May 15, 2014 (the “Original 10-Q”).  This Amendment No. 1 to the Original 10-Q is being filed to update Part II, Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) with the information contained  in the Original 10-Q in Note 7 of Part I, Item 2 (Financial Statements), as this information for Part II, Item 2, which should have been identical to Note 7 of Part I, Item 2, was inadvertently omitted in the initial filing.

Except for the foregoing, this Amendment does not amend the Original 10-Q in any way and does not modify or update any other disclosures contained in the Original 10-Q.  Accordingly, this Amendment should be read in conjunction with the Original 10-Q.

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

Exhibit   3.1*        Articles of Incorporation, as amended

Exhibit 31.1          Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2          Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1          Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2          Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*               XBRL Instance Document

101.SCH*             XBRL Taxonomy Extension Schema

101.CAL*             XBRL Taxonomy Extension Calculation Linkbase

101.DEF*              XBRL Taxonomy Extension Definition Linkbase

101.LAB*             XBRL Taxonomy Extension Label Linkbase

101.PRE*              XBRL Taxonomy Extension Presentation Linkbase

* Filed or furnished with the original filing of the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2014
MVB Financial Corp.

	By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer & President

	By:	/s/ Bret S. Price
Bret S. Price
Senior Vice President & Chief Financial Officer