Form 10-Q
period 2014-06-30
MVB FINANCIAL CORP
filed 2014-08-11
CIK 1277902

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, the number of shares outstanding of the issuer’s only class of common stock was 8,083,439.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (“the Company” or “MVB”) and subsidiaries (“Subsidiaries”) including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary Potomac Mortgage Group, Inc., which does business as MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC (“MVB Insurance”) listed below are included on pages 3-30 of this report.

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013
Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Six Months and Three Months ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 31-43 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	June 30	December 31
	2014	2013
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents:
Cash and due from banks	$18,093	$28,907
Interest bearing balances	10,026	10,936
Total cash and cash equivalents	28,119	39,843
Certificates of deposits in other banks	9,427	9,427
Investment securities:
Securities available-for-sale	90,146	106,411
Securities held-to-maturity (fair value of $55,931 for 2014 and $54,118 for 2013)	55,978	56,670
Loans held for sale	69,209	89,186
Loans:	734,254	622,305
Less: Allowance for loan losses	(6,241)	(4,935)
Net loans	728,013	617,370
Bank premises, furniture and equipment	21,294	16,919
Bank owned life insurance	21,346	16,062
Accrued interest receivable and other assets	21,310	17,393
Goodwill	17,779	17,779
Total assets	$1,062,621	$987,060
Liabilities
Deposits
Non-interest bearing	$62,510	$63,336
Interest bearing	684,534	632,475
Total deposits	747,044	695,811

Accrued interest, taxes and other liabilities	9,483	6,878
Repurchase agreements	36,521	81,578
FHLB and other borrowings	125,769	104,647
Subordinated debt	33,437	4,124
Total liabilities	952,254	893,038

Stockholders’ equity
Preferred stock, par value $1,000; 20,783 and 20,000 shares authorized and 9,283 and 8,500 shares issued in 2014 and 2013, respectively	16,334	8,500
Common stock, par value $1; 10,000,000 shares authorized; 8,083,439 and 7,705,894 shares issued; and 8,032,362 and 7,654,817 shares outstanding in 2014 and 2013, respectively	8,083	7,706
Additional paid-in capital	74,161	68,518
Retained earnings	15,110	13,343
Accumulated other comprehensive loss	(2,237)	(2,961)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	110,367	94,022
Total liabilities and stockholders’ equity	$1,062,621	$987,060

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$14,870	$10,898	$7,831	$5,528
Interest on deposits with other banks	97	97	51	52
Interest on investment securities — taxable	769	554	358	275
Interest on tax exempt loans and securities	1,511	971	757	489
Total interest income	17,247	12,520	8,997	6,344

Interest expense
Deposits	2,779	1,856	1,681	949
Repurchase agreements	233	271	107	148
FHLB and other borrowings	559	491	296	229
Subordinated debt	45	39	26	19
Total interest expense	3,616	2,657	2,110	1,345
Net interest income	13,631	9,863	6,887	4,999
Provision for loan losses	1,408	1,667	889	667
Net interest income after provision for loan losses	12,223	8,196	5,998	4,332

Noninterest income
Service charges on deposit accounts	259	306	139	169
Income on bank owned life insurance	255	224	127	132
Visa debit card income	325	262	173	139
Gain on loans held for sale	8,776	12,358	4,992	7,430
Capitalized servicing retained income	241	656	85	318
Insurance income	1,707	211	749	122
Gain on sale of securities	125	82	125	81
Gain (loss) on derivatives	939	699	604	(178)
Other operating income	754	809	380	410
Total noninterest income	13,381	15,607	7,374	8,623

Noninterest expense
Salary and employee benefits	14,729	13,657	7,932	7,437
Occupancy expense	1,280	910	663	480
Equipment depreciation and maintenance	735	575	363	247
Data processing	765	451	385	246
Mortgage processing	1,115	1,185	569	678
Visa debit card expense	277	213	139	111
Advertising	627	569	347	333
Legal and accounting fees	364	385	144	183
Printing, stationery and supplies	231	250	116	162
Consulting fees	390	225	179	105
FDIC insurance	339	274	189	135
Travel	322	212	168	127
Other operating expenses	1,850	1,482	994	739
Total noninterest expense	23,024	20,388	12,188	10,983
Income before income taxes	2,580	3,415	1,184	1,972
Income tax expense	453	743	215	488
Net income	$2,127	$2,672	$969	$1,484
Preferred dividends	43	43	22	22
Net income available to common shareholders	$2,084	$2,629	$947	$1,462

Earnings per share — basic	$0.27	$0.41	$0.12	$0.21
Earnings per share — diluted	$0.26	$0.40	$0.12	$0.21
Weighted average shares outstanding - basic	7,778,152	6,370,912	7,897,242	6,885,018
Weighted average shares outstanding - diluted	7,991,701	6,540,444	8,110,791	7,054,548

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2014	2013	2014	2013

Net Income	$2,127	$2,672	$969	$1,484

Other comprehensive income (loss):

Unrealized holding gains (losses) during the year	1,646	(1,573)	1,109	(1,539)

Income tax effect	(658)	629	(443)	615

Reclassification adjustment for gain recognized in income	(125)	(82)	(125)	(81)

Income tax effect	50	33	50	33

Change in defined benefit pension plan	(315)	—	(315)	—

Income tax effect	126	—	126	—

Other comprehensive income (loss)	724	(993)	402	(972)

Comprehensive income	$2,851	$1,679	$1,371	$512

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30	June 30
	2014	2013
Operating activities
Net income	$2,127	$2,672
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	434	540
Net amortization of deferred loan cost	27	19
Provision for loan losses	1,408	1,667
Depreciation and amortization	587	417
Stock based compensation	129	77
Loans originated for sale	(381,190)	(374,920)
Proceeds of loans sold	409,942	396,111
Gain on sale of loans held for resale	(8,776)	(12,358)
Gain on sale of investment securities	(215)	(82)
Loss on sale of investment securities	90	—
Income on bank owned life insurance	(255)	(224)
Deferred taxes	(936)	(87)
Other, net	150	(2,395)
Net cash provided by operating activities	23,522	11,437
Investing activities
Purchases of investment securities available-for-sale	(24,268)	(17,769)
Purchases of investment securities held-to-maturity	(250)	(12,075)
Maturities/paydowns of investment securities held-to-maturity	750	—
Maturities/paydowns of investment securities available-for-sale	4,759	8,089
Sales of investment securities available-for-sale	37,177	3,637
Purchases of premises and equipment	(4,962)	(2,840)
Net increase in loans	(112,078)	(29,345)
Purchases of restricted bank stock	(7,361)	(3,869)
Redemptions of restricted bank stock	5,937	1,062
Proceeds from sale of other real estate owned	76	—
Purchase of bank owned life insurance	(5,000)	(5,078)
Net cash used in investing activities	(105,220)	(58,188)
Financing activities
Net increase in deposits	51,232	44,819
Net (decrease) increase in repurchase agreements	(45,057)	12,722
Net change in short-term FHLB borrowings	22,202	(17,915)
Principal payments on FHLB borrowings	(1,080)	(839)
Proceeds from subordinated debt	29,313	—
Proceeds from stock offering	5,662	13,347
Preferred stock issuance	7,834	—
Dividend reinvestment plan proceeds	180	310
Common stock options exercised	48	—
Cash dividends paid on common stock	(317)	(241)
Cash dividends paid on preferred stock	(43)	(43)
Net cash provided by financing activities	69,974	52,160
(Decrease) increase in cash and cash equivalents	(11,724)	5,409
Cash and cash equivalents at beginning of period	39,843	25,340
Cash and cash equivalents at end of period	$28,119	$30,749
Supplemental disclosure of cash flow information
Loans transferred to other real estate owned	$146	$—

Cash payments for:

Interest on deposits, repurchase agreements and borrowings	$3,632	$2,387
Income taxes	$845	$776

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.  Operating results for the six and three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting and reporting policies of MVB Financial Corp. (“the Company” or “MVB”) and its subsidiaries (“Subsidiaries”), including MVB Bank, Inc. (the “Bank”), the Bank’s subsidiary Potomac Mortgage Group, Inc., which does business as MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC, conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change.  Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Specifically, a portion of the prior periods’ interest income and interest expense was classified as gain on loans held for sale and has been reclassified in the current presentation. In addition, all share amounts have been revised to reflect the two for one stock split effected as a stock dividend as disclosed in Note 12.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Note 2 — Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on MVB Financials Corp’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 — Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

In June 2014, the FASB issued an update to the accounting standards related to stock compensation and accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

Note 3 — Investments

Amortized cost and fair values of investment securities held-to-maturity at June 30, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$55,978	$1,006	$(1,053)	$55,931
Total investment securities held—to-maturity	$55,978	$1,006	$(1,053)	$55,931

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2013, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$56,670	$367	$(2,919)	$54,118
Total investment securities held—to-maturity	$56,670	$367	$(2,919)	$54,118

Amortized cost and fair values of investment securities available-for-sale at June 30, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U.S. Agency securities	$44,818	$32	$(958)	$43,892
U.S. Sponsored Mortgage-backed securities	29,986	48	(539)	29,495
Municipal securities	15,470	315	(68)	15,717

Total debt securities	90,274	395	(1,565)	89,104
Equity and other securities	810	232	—	1,042
Total investment securities available-for-sale	$91,084	$627	$(1,565)	$90,146

Amortized cost and fair values of investment securities available-for-sale at December 31, 2013 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U.S. Agency securities	$60,744	$—	$(1,922)	$58,822
U.S. Sponsored Mortgage-backed securities	47,317	118	(843)	46,592
Total debt securities	108,061	118	(2,765)	105,414
Equity and other securities	810	187	—	997
Total investment securities available-for-sale	$108,871	$305	$(2,765)	$106,411

The following tables summarize amortized cost and fair values of debt securities by maturity:

	June 30, 2014
	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	2,432	2,484	29,704	29,520
After five years, but within ten	14,806	15,003	27,668	27,015
After ten years	38,740	38,444	32,902	32,569
Total	$55,978	$55,931	$90,274	$89,104

Investment securities with a carrying value of $102,778 at June 30, 2014, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2014, the details of which are included in the following table.  Although these securities, if sold at June 30, 2014 would result in a pretax loss of $2,618, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of June 30, 2014, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at June 30, 2014:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency securities (14)	$6,888	$(10)	$27,438	$(948)
U.S. Sponsored Mortgage-backed securities (18)	6,034	(25)	16,648	(514)
Municipal securities (183)	4,508	(93)	25,165	(1,028)
	$17,430	$(128)	$69,251	$(2,490)

The following table discloses investments in an unrealized loss position at December 31, 2013:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Agency securities (19)	$58,822	$(1,922)	$—	$—
U.S. Sponsored Mortgage-backed securities (18)	14,969	(113)	19,781	(730)
Municipal securities (103)	35,502	(2,535)	4,471	(384)
	$109,293	$(4,570)	$24,252	$(1,114)

For the six month period ended June 30, 2014 and 2013, the Company sold investments available-for-sale of $37.2 million and $3.7 million, respectively, resulting in a net gains of $125 and $82.

For the three month period ended June 30, 2014 and 2013, the Company sold investments available-for-sale of $37.2 million and $1.7 million, respectively, resulting in a net gains of $125 and $81.

Note 4 — Loans and Allowance for Loan Losses

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014.  Activity in the allowance is presented for the periods indicated (in thousands):

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance March 31, 2014	$3,902	$746	$555	$233	$15	$5,451
Charge-offs	—	(103)	—	—	(1)	(104)
Recoveries	4	—	1	—	—	5
Provision	579	42	269	(1)	—	889
ALL balance June 30, 2014	$4,485	$685	$825	$232	$14	$6,241

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance December 31, 2013	$3,609	$519	$554	$239	$14	$4,935
Charge-offs	—	(103)	—	(7)	(1)	(111)
Recoveries	4	—	2	3	—	9
Provision	872	269	269	(3)	1	1,408
ALL balance June 30, 2014	$4,485	$685	$825	$232	$14	$6,241
Individually evaluated for impairment	$1,507	$322	$29	$7	$—	$1,866
Collectively evaluated for impairment	$2,978	$363	$796	$225	$14	$4,375

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance March 31, 2013	$3,645	$490	$271	$216	$17	$4,639
Charge-offs	(472)	—	—	—	(11)	(483)
Recoveries	3	—	1	1	—	5
Provision	564	—	79	14	10	667
ALL balance June 30, 2013	$3,740	$490	$351	$231	$16	$4,828

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance December 31, 2012	$3,107	$514	$242	$200	$13	$4,076
Charge-offs	(972)	(2)	—	—	(11)	(985)
Recoveries	25	36	8	1	—	70
Provision	1,580	(58)	101	30	14	1,667
ALL balance June 30, 2013	$3,740	$490	$351	$231	$16	$4,828
Individually evaluated for impairment	$1,094	$195	$—	$12	$—	$1,301
Collectively evaluated for impairment	$2,646	$295	$351	$219	$16	$3,527

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

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of June 30, 2014 and 2013, net deferred fees and costs of $1,596 and $1,171, respectively, were included in the carryings value of loans.

During late 2013, the Bank purchased $74.3 million in commercial loans in the northern Virginia area that were marked to fair value at the time they were recorded on the balance sheet.

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2014:

(in thousands)	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
Individually evaluated for impairment	$6,726	$873	$29	$14	$—	$7,642
Collectively evaluated for impairment	526,776	142,754	39,060	17,339	683	726,612
Total Loans	$533,502	$143,627	$39,089	$17,353	$683	$734,254

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2013:

(in thousands)	Commercial	Residential	Home Equity	Installment	Credit Cards	Total
Individually evaluated for impairment	$4,063	$472	$—	$20	$—	$4,555
Collectively evaluated for impairment	329,624	100,446	21,547	18,063	619	470,299
Total Loans	$333,687	$100,918	$21,547	$18,083	$619	$474,854

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2014 and December 31, 2013 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
June 30, 2014
Commercial	$6,603	$1,507	$123	$6,726	$6,726
Residential	873	322	—	873	873
Home Equity	29	29	—	29	29
Installment	14	7	—	14	14
Total impaired loans	$7,519	$1,865	$123	$7,642	$7,642

December 31, 2013
Commercial	$6,134	$1,243	$120	$6,254	$6,254
Residential	261	175	—	261	261
Home Equity	28	28	—	28	28
Installment	24	11	68	92	92
Credit Cards	1	1	—	1	1
Total impaired loans	$6,448	$1,458	$188	$6,636	$6,636

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Six months ended			Three months ended
	June 30, 2014			June 30, 2014
	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial	$6,556	$142	$116	$6,697	$73	$84
Residential	734	8	8	884	5	5
Home Equity	28	1	—	29	—	—
Consumer	29	1	1	14	—	—
Credit Cards	1	—	—	1	—	—
Total	$7,348	$152	$125	$7,625	$78	$89

	Six months ended			Three months ended
	June 30, 2013			June 30, 2013
	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial	$4,283	$56	$60	$3,990	$33	$31
Residential	528	2	4	474	2	2
Consumer	21	1	1	20	1	—
Total	$4,832	$59	$65	$4,484	$36	$33

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2014 and December 31, 2013 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial	$514,673	$10,985	$7,610	$234	$533,502
Residential	141,043	1,696	888	—	143,627
Home Equity	38,809	251	29	—	39,089
Installment	16,729	608	16	—	17,353
Credit Cards	683	—	—	—	683
Total Loans	$711,937	$13,540	$8,543	$234	$734,254

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$437,474	$11,566	$8,348	$—	$457,388
Residential	115,283	2,660	261	—	118,204
Home Equity	27,662	107	28	—	27,797
Installment	17,560	633	92	—	18,285
Credit Cards	628	2	1	—	631
Total Loans	$598,607	$14,968	$8,730	$—	$622,305

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and is in a collection process could warrant non-accrual status. A thorough review is to be presented to the Chief Credit Officer and or the Mortgage Loan Committee (“MLC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status will be subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan approaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest should be charged off when a loan is placed in non-accrual status. Any payments subsequently received should be applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2014 and December 31, 2013 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans	Non- Accrual	90+ Days Still Accruing
June 30, 2014
Commercial	$511,615	$8,607	$11,582	$1,698	$21,887	$533,502	$356	$1,342
Residential	142,723	35	56	813	904	143,627	263	550
Home Equity	39,089	—	—	—	—	39,089	—	—
Consumer	17,112	208	5	28	241	17,353	—	28
Credit Cards	683	—	—	—	—	683	—	—
Total	$711,222	$8,850	$11,643	$2,539	$23,032	$734,254	$619	$1,920

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans	Non- Accrual	90+ Days Still Accruing
December 31, 2013
Commercial	$456,864	$216	$24	$284	$524	$457,388	$284	$—
Residential	116,150	1,401	193	460	2,054	118,204	30	430
Home Equity	27,741	28	—	28	56	27,797	—	28
Installment	18,119	90	—	76	166	18,285	76	—
Credit Cards	628	2	—	1	3	631	—	1
Total	$619,502	$1,737	$217	$849	$2,803	$622,305	$390	$459

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

The segments described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Company and Bank management track the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters.  All pools currently utilize a rolling 12 quarters.

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

At June 30, 2014 and December 31, 2013, the Bank had specific reserve allocations for TDR’s of $1.9 million and $1.4 million, respectively.

The following tables present details related to loans identified as Troubled Debt Restructurings (“TDRs”) for the six and three months ended June 30, 2014 and 2013 (in thousands):

	New TDRs (1)
	For the Six Months Ended			For the Three Months Ended
	June 30, 2014			June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	1	$496	$492	—	$—	$—
Residential real estate	1	389	388	—	—	—
Total	2	$885	$880	—	$—	$—

(1)         The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

	New TDRs (1)
	For the Six Months Ended			For the Three Months Ended
	June 30, 2013			June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	3	$1,814	$1,808	2	$119	$119
Consumer	3	8	8	—	—	—
Total	6	$1,822	$1,816	2	$119	$119

(1)         The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings and Repurchase Agreements

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. As of June 30, 2014 and December 31, 2013, the Bank had repurchase agreements of $36.5 million and $81.6 million, respectively. Short-term borrowings from FHLB totaled $120.2 million at June 30, 2014, compared to $98.0 million at December 31, 2013.

Information related to short-term borrowings and repurchase agreements is summarized below:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Balance at end of period	$156,750	$179,606

Average balance during the three and twelve months ended	172,930	135,852

Maximum month-end balance during the three and twelve months ended	204,010	179,606

Weighted-average rate during the three and twelve months ended	0.49%	0.52%

Rate at end of period	0.30%	0.43%

Average balances in the table above were calculated using daily averages for the related accounts.

Term notes from the FHLB were as follows:

	June 30	Dec 31
(Dollars in thousands)	2014	2013
Fixed interest rate notes, originating between April 1999 and December 2007, due between April 2014 and April 2022, interest of between 4.50% and 5.90% payable monthly	$4,689	$5,759

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	850	860

	$5,539	$6,619

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

On June 30, 2014, MVB Financial Corp. (the “Company”) issued its Convertible Subordinated Promissory Notes Due 2024 (the “Notes”) to various investors in the aggregate principal amount of $29,400,000.  The Notes were issued in $100,000 increments per Note subject to a minimum investment of $1,000,000.  The Notes expire 10 years after the initial issuance date of the Notes (the “Maturity Date”).

Interest on the Notes accrues on the unpaid principal amount of each Note (paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year) which rate shall be dependent upon the principal invested in the Notes and the holder’s ownership of common stock in the Company.  For investments of less than $3,000,000 in Notes, an ownership of Company common stock representing at least 30% of the principal of the Notes acquired, the interest rate on the Notes is 7% per annum.  For investments of $3,000,000 or greater in Notes and ownership of the Company’s common stock representing at least 30% of the principal of the Notes acquired, the interest rate on the Notes is 7.5% per annum.  For investments of $10,000,000 or greater, the interest rate on the Notes is 7% per annum, regardless of whether the holder owns or acquires MVB common stock.  The principal on the Notes shall be paid in full at the Maturity Date.  On the fifth anniversary of the issuance of the Notes, a holder may elect to continue to receive the stated fixed rate on the Notes or a floating rate determined by LIBOR plus 5% up to a maximum rate of 9%, adjusted quarterly.

The Notes are unsecured and subject to the terms and conditions of any senior debt and after consultation with the Board of Governors of the Federal Reserve System, the Company may, after the Notes have been outstanding for five years, and without premium or penalty, prepay all or a portion of the unpaid principal amount of any Note together with the unpaid interest accrued on such portion of the principal amount of such Note.  All such prepayments shall be made pro rata among the holders of all outstanding Notes.

At the election of a holder, any or all of the Notes may be converted into shares of common stock during the 30-day period after the first, second, third, fourth, and fifth anniversaries of the issuance of the Notes or upon a notice to prepay by the Company.  The Notes will convert into common stock based on $32 per share of the Company’s common stock.  The conversion price will be subject to anti-dilution adjustments for certain events such as stock splits, reclassifications, non-cash distributions, extraordinary cash dividends, pro rata repurchases of common stock, and business combination transactions.  The Company must give 20 days’ notice to the holders of the Company’s intent to prepay the Notes, so that holders may execute the conversion right set forth above if a holder so desires.

Repayment of the Notes is subordinated to the Company’s outstanding senior debt including (if any) without limitation, senior secured loans.  No payment will be made by the Company, directly or indirectly, on the Notes, unless and until all of the senior debt then due has been paid in full.  Notwithstanding the foregoing, so long as there exists no event of default under any senior debt, the Company would make, and a holder would receive and retain for the holder’s account, regularly scheduled payments of accrued interest and principal pursuant to the terms of the Notes.

The Company must obtain a consent of the holders of the Notes prior to issuing any new senior debt in excess of $15,000,000 after the date of issuance of the Notes and prior to the Maturity Date.

An event of default will occur upon the Company’s bankruptcy or any failure to pay interest, principal, or other amounts owing on the Notes when due.   Upon the occurrence and during the continuance of an event of default (but subject to the subordination provisions of the Notes) the holders of a majority of the outstanding principal amount of the Notes may declare all or any portion of the outstanding principal amount of the Notes due and payable and demand immediate payment of such amount.

The Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed on any interest payment date after a date five years from the original issue date.

The Company reflects borrowed funds in the amount of $33.4 million and $4.1 million as of June 30, 2014 and December 31, 2013 and interest expense of $45 and $39 for the six months ended June 30, 2014 and 2013.

A summary of maturities of borrowings over the next five years is as follows:

(dollars in thousands)

Year	Amount
2014	$120,311
2015	169
2016	1,246
2017	1,470
2018	81
Thereafter	35,929
$159,206

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$43,892	$—	$43,892
U.S. Sponsored Mortgage backed securities	—	29,495	—	29,495
Municipal securities	—	15,717	—	15,717
Equity and Other Securities	232	810		1,042

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$58,822	$—	$58,822
U.S. Sponsored Mortgage backed securities	—	46,592	—	46,592
Equity and Other Securities	187	810	—	997

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are included in the table below:

	June 30, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
Derivative on loans held for sale	$—	$—	$3,210	$3,210
Impaired loans	—	—	5,777	5,777
Other real estate owned	—	—	502	502

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total
Assets:
Derivative on loans held for sale	$—	$—	$2,271	$2,271
Impaired loans	—	—	5,178	5,178
Other real estate owned	—	—	375	375

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2014:
Impaired loans	$5,777	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%
Other real estate owned	$502	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%
Derivative on loans held for sale	$3,210	Market or Committed Sale Price	Expected Funding Percentage	77%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2013:
Impaired loans	$5,178	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%
Other real estate owned	$375	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%
Derivative on loans held for sale	$2,271	Market or Committed Sale Price	Expected Funding Percentage	80%

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

Derivative on loans held for sale: Derivatives on loans held for sale are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks and manage expected funding percentages. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company’s mortgage banking hedge instruments are classified as Level II.  For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company’s mortgage interest rate locks are classified as Level III.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

June 30, 2014	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$28,119	$28,119	$28,119	$—	$—
Certificates of deposits with other banks	9,427	10,013	—	10,013	—
Securities available-for-sale	90,146	90,146	232	89,914	—
Securities held-to-maturity	55,978	55,931	—	55,931	—
Loans held for sale	69,209	69,209	—	69,209	—
Loans, net	728,013	738,349	—	—	738,349
Derivative on loans held for sale	3,210	3,210	—	—	3,210
Accrued interest receivable	2,812	2,812	—	2,812	—

Financial liabilities:
Deposits	$747,044	$747,944	—	$500,913	$247,031
Repurchase agreements	36,521	36,521	—	36,521	—
FHLB and other borrowings	125,769	125,824	—	120,229	5,595
Accrued interest payable	286	286	—	286	—
Subordinated debt	33,437	33,437	—	33,437	—

December 31, 2013
Financial assets:
Cash and cash equivalents	$39,843	$39,843	$39,843	$—	$—
Certificates of deposits with other banks	9,427	9,616	—	9,616	—
Securities available-for-sale	106,411	106,411	187	106,224	—
Securities held-to-maturity	56,670	54,118	—	54,118	—
Loans held for sale	89,186	89,186	—	89,186	—
Loans, net	617,370	620,295	—	—	620,295
Derivative on loans held for sale	2,271	2,271	—	—	2,271
Accrued interest receivable	2,764	2,764	—	2,764	—

Financial liabilities:
Deposits	$695,811	$697,301	$—	$454,658	$242,643
Repurchase agreements	81,578	81,578	—	81,578	—
FHLB and other borrowings	104,647	104,742	—	98,028	6,714
Accrued interest payable	327	327	—	327	—
Subordinated debt	4,124	4,124	—	4,124	—

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

Note 7 — Stock Offerings

On June 30, 2014, the Company filed Certificates of Designations for its Convertible Noncumulative Perpetual Preferred Stock, Series B (“Class B Preferred”) and its Convertible Noncumulative Perpetual Preferred Stock, Series C (“Class C Preferred”).  The Class B Preferred Certificate designated 400 shares of preferred stock as Class B Preferred shares.  The Class B Preferred shares carry an annual dividend rate of 6% and are convertible into shares of Company common stock within thirty days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities.  The Class B Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends.  Redemption is subject to any necessary regulatory approvals.  In the event of liquidation of the Company, shares of Class B Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A.  Holders of Class B Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class B Preferred shares, share exchanges, reclassifications or changes of control, or as required by law.

The Class C Preferred Certificate designated 383.4 shares of preferred stock as Class C Preferred shares.  The Class C Preferred shares carry an annual dividend rate of 6.5% and are convertible into shares of Company common stock within thirty days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities.  The Class C Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends.  Redemption is subject to any necessary regulatory approvals.  In the event of liquidation of the Company, shares of Class C Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A and the Class B Preferred shares.  Holders of Class C Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class C Preferred shares, share exchanges, reclassifications or changes of control, or as required by law.

The proceeds of these preferred stock offerings will be used in connection with the acquisition of CFG Community Bank and continued growth of the Company and its Subsidiaries.

During 2013, the Company commenced a private offering under Rule 506 of Regulation D of its common stock to accredited investors.  As of December 31, 2013, the Company had received subscriptions for 610,194 common stock shares totaling $9.8 million in additional capital.  During the six month period ended June 30, 2014, the Company received additional subscriptions for 361,865 common stock shares totaling $5.8 million in additional capital at June 30, 2014.  The proceeds of this offering are also being used in connection with the acquisition of CFG Community Bank and to support continued growth of the Company and its Subsidiaries.

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

Note 8 — Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2014 and 2013, stock options to purchase 494,470 and 391,280 shares at an average price of $9.09 and $8.00, respectively, were outstanding.  For the six months ended June 30, 2014 and 2013, the dilutive effect of stock options was 213,549 and 169,532 shares, respectively.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the six-month period ended June 30, 2014 is as follows:

(in thousands)	Commercial & Retail Banking	Mortgage Banking	Insurance	Intercompany Eliminations	Consolidated

Revenues:

Interest income	$15,713	$1,408	$—	$126	$17,247

Gain on loans held for sale	750	8,139	—	(113)	8,776

Insurance income	—	—	1,707	—	1,707

Other income	4,966	1,051	—	(3,119)	2,898

Total operating income	21,429	10,598	1,707	(3,106)	30,628

Expenses:

Interest expense	3,261	775	—	(420)	3,616

Salaries and employee benefits	6,362	6,632	1,735	—	14,729

Provision for loan losses	1,408	—	—	—	1,408

Other expense	7,993	2,595	393	(2,686)	8,295

Total operating expenses	19,024	10,002	2,128	(3,106)	28,048

Income (loss) before income taxes	2,405	596	(421)	—	2,580

Income tax expense (benefit)	375	238	(160)	—	453

Net income (loss)	2,030	358	(261)	—	2,127

Preferred stock dividends	43	—	—	—	43

Net income (loss) available to common shareholders	$1,987	$358	$(261)	$—	$2,084

Capital expenditures for the six-month period ended June 30, 2014	$4,428	$191	$343	$—	$4,962

Total assets as of June 30, 2014	1,143,107	101,609	4,431	(186,526)	1,062,621

Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060

Goodwill as of June 30, 2014	897	16,882	—	—	17,779

Goodwill as of December 31, 2013	$897	$16,882	$—	$—	$17,779

Note 10 — Pension Plan

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees.  Benefits are based on years of service and the employee’s compensation.  Accruals under the Plan were frozen as of May 31, 2014. Freezing the plan resulted in a re-measurement of the pension obligations and plan assets as of the freeze date. The pension obligation was re-measured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.46%.

The plan freeze lowered the pension cost in the second quarter of 2014 by approximately $71. The freeze is expected to reduce pension cost in the second half of 2014 by approximately $430.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations for the six and three months ended June 30, 2014 and 2013 is as follows:

(in thousands)	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Service cost	$346	$326

Interest cost	155	124

Expected Return on Plan Assets	(158)	(136)

Amortization of Net Actuarial Loss	70	93

Amortization of Prior Service Cost	—	1

Net Periodic Benefit Cost	$413	$408

Contributions Paid	$188	$170

(in thousands)	For the three months ended June 30, 2014	For the three months ended June 30, 2013

Service cost	$138	$163

Interest cost	77	62

Expected Return on Plan Assets	(79)	(68)

Amortization of Net Actuarial Loss	35	47

Amortization of Prior Service Cost	—	—

Net Periodic Benefit Cost	$171	$204

Contributions Paid	$94	$85

Note 11 — Mergers and Acquisitions

The Company and its subsidiary, the Bank, have entered into an Purchase and Assumption Agreement (“Agreement”) and an Amendment (“Agreement Amendment”) with CFG Community Bank (“CFG Bank”) and its parent, Capital Funding Bancorp, Inc., and affiliates, Capital Finance, LLC and Capital Funding, LLC, based upon the terms and subject to the conditions set forth in the Agreement and modified by the Amendment, pursuant to which, upon the terms and subject to the conditions set forth in the Agreement and Amendment, the Bank would, subject to regulatory approvals, purchase certain assets and assume certain liabilities of CFG Bank and its subsidiaries for $30 million in consideration, consisting of $26 million in cash and $4 million in shares of Company common stock, subject to certain adjustments.

Consummation of this transaction is subject to certain customary closing conditions, including requisite regulatory approvals and material third-party consents, the absence of certain legal impediments to the consummation of the transaction and subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party.

The parties have made customary representations, warranties and covenants in the Agreement, including among others, covenants by CFG Bank with respect to the conduct of its business during the interim period between the execution of the agreement and the closing of the transaction.

The following acquisition related costs are included in the consolidated statements of income for the periods indicated (in thousands):

	Six Months Ended June 30, 2014	Three Months Ended June 30, 2014

Consulting	$51	$—

Advertising	4	2

Printing, stationery and supplies	8	1

Legal and accounting fees	21	3

Equipment depreciation and maintenance	6	1

Meals and Entertainment	8	3

Travel	65	38

Total	$163	$48

Note 12 — Stock Split

Common shares outstanding at December 31, 2013 and for the three and six month periods ended June 30, 2013, have been adjusted for the effect of a two for one stock split effected as a stock dividend paid on February 11, 2014.

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

•                  success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

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

SUMMARY OF RESULTS OF OPERATIONS

At June 30, 2014 and 2013 and for the Six and Three Months Ended June 30, 2014 and 2013:

	Six Months Ended June 30		Three Months Ended June 30
	2014	2013	2014	2013
Net income to:
Average assets	0.42%	0.72%	0.37%	0.79%
Average stockholders’ equity	4.40%	7.10%	3.93%	7.22%
Net interest margin	2.96%	2.97%	2.88%	2.97%

Average stockholders’ equity to average assets	9.54%	10.20%	9.42%	10.92%
Total loans to total deposits (end of period)	98.29%	89.37%	98.29%	89.37%
Allowance for loan losses to total loans (end of period)	0.85%	1.02%	0.85%	1.02%
Efficiency ratio	85.24%	80.05%	85.46%	80.63%
Capital ratios:
Tier 1 capital ratio	15.20%	13.18%	15.20%	13.18%
Risk-based capital ratio	16.01%	14.08%	16.01%	14.08%
Leverage ratio	11.25%	9.24%	11.25%	9.24%
Cash dividends as a percentage of net income	14.90%	9.02%	14.90%	9.02%
Per share data:
Book value per share (end of period)	$11.60	$10.59	$11.60	$10.59
Basic earnings per share	$0.27	$0.41	$0.12	$0.21
Diluted earnings per share	$0.26	$0.40	$0.12	$0.21

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

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley County, West Virginia, at Edwin Miller Boulevard. In addition, the Bank opened a loan processing office at 184 Summers Street, Charleston, Kanawha County, West Virginia.  During the first quarter of 2014, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals.  The Company continuously reviews key performance indicators to measure our success.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At June 30, 2014, the Company had 313 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statement of Income

For the three months ended June 30, 2014, the Company earned $969 compared to $1,484 in the second quarter of 2013.  Net interest income increased by $1.9 million, noninterest income decreased by $1.2 million and noninterest expenses increased by $1.2 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $243.6 million in average loan growth and despite an increase in average interest bearing liabilities of $267.5 million and an increase in interest expense of $765. There was also an increase in cost of funds of 8 basis points due to the increase in interest expense from subordinated debt.

Loan loss provisions of $889 and $667 were made for the quarters ended June 30, 2014 and 2013, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $104 in loans during the second quarter of 2014 versus $483 for the same time period in 2013.

For the six months ended June 30, 2014 the Company earned $2.1 million compared to $2.7 million for the same time period in 2013. Net interest income increased by $3.8 million, noninterest income decreased by $2.2 million and noninterest expenses increased by $2.6 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $214.5 million in average loan growth and despite an increase in average interest bearing liabilities of $247.2 million and an increase in interest expense of $959.

Loan loss provisions of $1.4 million and $1.7 million were made for the six months ended June 30, 2014 and 2013, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $111 in loans during the six month period ended June 30, 2014 versus $985 for the same time period in 2013.

Due to the Bank’s purchase of commercial loans in late 2013 that were marked to fair value at the time they were recorded on the balance sheet, the allowance for loan losses to total loans decreased from 1.02% at June 30, 2013 to 0.85% at June 30, 2014.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements, subordinated debt and Federal Home Loan Bank advances. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Bank’s balance sheet.

The net interest margin for the three months ended June 30, 2014 and 2013 was 2.88% and 2.97% respectively.  The 9 basis point decline in the Bank’s net interest margin for the quarter ended June 30, 2014 was the result of an 8 basis point increase in the cost of funds. NOW deposits increased 33 basis points due to escrowed subordinated debt deposits earning an average rate of approximately 7% during the three month period ended June 30, 2014. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $243.6 million, which enabled an increase in net interest income of $1.9 million.  An increase in the Bank’s average non-interest bearing balances of $12.1 million decreased the impact of non-interest bearing funds on the margin by 2 basis points.

The net interest margin for the six months ended June 30, 2014 and 2013 was 2.96% and 2.97% respectively.  The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $214.5 million, which enabled an increase in net interest income of $3.8 million.  An increase in the Bank’s average non-interest bearing balances of $8.5 million decreased the impact of non-interest bearing funds on the margin by 4 basis points.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$13,347	$9	0.26%	$7,997	$9	0.47%
CD’s with other banks	9,427	42	1.78	9,427	43	1.81
Investment securities:
Taxable	97,470	358	1.47	82,993	275	1.33
Tax-exempt	56,304	407	2.89	37,424	259	2.77
Loans and loans held for sale:
Commercial	483,635	5,476	4.53	302,725	3,460	4.57
Tax exempt	38,226	350	3.66	24,063	230	3.82
Real estate	244,634	2,162	3.53	195,992	1,855	3.79
Consumer	18,479	193	4.17	18,551	213	4.59
Allowance for loan losses	(5,924)			(4,779)
Net loans	779,050	8,181	4.20	536,552	5,758	4.29

Total earning assets	955,598	8,997	3.77	674,393	6,344	3.76
Cash and due from banks	19,834			16,727
Other assets	72,937			61,450
Total assets	$1,048,369			$752,570

Liabilities
Deposits:
NOW	$389,650	$1,129	1.16%	$254,578	$530	0.83%
Money market checking	30,160	30	0.39	22,348	17	0.30
Savings	37,897	31	0.32	29,226	46	0.63
IRAs	9,609	26	1.10	9,333	38	1.63
CDs	219,094	465	0.85	139,257	317	0.91
Repurchase agreements & federal funds sold	78,699	107	0.54	81,404	144	0.73
FHLB and other borrowings	109,098	296	1.08	70,897	233	1.29
Subordinated debt	4,446	26	2.30	4,124	20	1.82
Total interest-bearing liabilities	878,653	2,110	0.96	611,167	1,345	0.88
Non-interest bearing demand deposits	62,904			50,774
Other liabilities	8,091			8,450
Total liabilities	949,648			670,391

Stockholders’ equity
Preferred stock	8,586			8,500
Common stock	7,954			3,494
Paid-in capital	72,203			61,783
Treasury stock	(1,084)			(1,084)
Retained earnings	13,698			11,096
Accumulated other comprehensive income	(2,636)			(1,610)
Total stockholders’ equity	98,721			82,179
Total liabilities and stockholders’ equity	$1,048,369			$752,570

Net interest spread			2.81			2.88
Net interest income-margin		$6,887	2.88%		$4,999	2.97%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$12,380	$14	0.22%	$10,051	$14	0.27%
CD’s with other banks	9,427	83	1.76	9,427	83	1.76
Investment securities:
Taxable	101,675	769	1.51	80,958	554	1.37
Tax-exempt	56,525	820	2.90	36,393	506	2.78
Loans and loans held for sale:
Commercial	459,212	10,312	4.49	294,537	6,854	4.65
Tax exempt	37,719	691	3.66	23,397	465	3.98
Real estate	230,590	4,170	3.62	195,551	3,624	3.71
Consumer	18,539	388	4.18	18,075	420	4.65
Allowance for loan losses	(5,628)			(4,558)
Net loans	740,432	15,561	4.20	527,002	11,363	4.31

Total earning assets	920,439	17,247	3.75	663,831	12,520	3.77
Cash and due from banks	22,306			16,639
Other assets	71,895			56,884
Total assets	$1,014,640			$737,354

Liabilities
Deposits:
NOW	$364,514	$1,674	0.92%	$249,901	$1,035	0.83%
Money market checking	30,972	61	0.39	22,662	34	0.30
Savings	38,278	68	0.35	28,576	87	0.61
IRAs	9,607	56	1.17	9,464	80	1.70
CDs	225,960	920	0.81	143,824	620	0.86
Repurchase agreements & federal funds sold	77,007	233	0.60	75,469	271	0.72
FHLB and other borrowings	97,821	559	1.14	67,197	491	1.46
Subordinated debt	4,286	45	2.10	4,124	39	1.91
Total interest-bearing liabilities	848,445	3,616	0.85	601,217	2,657	0.88
Non-interest bearing demand deposits	61,319			52,866
Other liabilities	8,125			8,076
Total liabilities	917,889			662,159

Stockholders’ equity
Preferred stock	8,543			8,500
Common stock	7,832			3,233
Paid-in capital	70,383			55,584
Treasury stock	(1,090)			(1,084)
Retained earnings	13,879			10,534
Accumulated other comprehensive income	(2,796)			(1,572)
Total stockholders’ equity	96,751			75,195
Total liabilities and stockholders’ equity	$1,014,640			$737,354

Net interest spread			2.90			2.89
Net interest income-margin		$13,631	2.96%		$9,863	2.97%

Non-Interest Income

Gain on loans held for sale and insurance income generate the core of the Bank’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Bank’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

For the three months ended June 30, 2014, noninterest income totaled $7.4 million compared to $8.6 million for the same time period in 2013.  The $1.2 million decrease in noninterest income was mainly the result of a decrease in gain on loans held for sale of $2.4 million due to a decrease in loan production. Service charges totaled $139 and $169, for the three months ended June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, noninterest income totaled $13.4 million compared to $15.6 million for the same time period in 2013.  The decrease in noninterest income was mainly the result of a decrease in gain on loans held for sale of $3.6 million due to a decrease in loan production. Service charges totaled $259 and $306, for the six months ended June 30, 2014 and 2013, respectively.

The Bank is continually searching for ways to increase non-interest income.  Income from loans sold in the secondary market continues to be a major area of focus for the Bank and the Company, as well as insurance income and servicing retained income on mortgage loans sold into the secondary market.  Insurance income increased significantly for both the three and six month periods ended June 30, 2014 compared to the same time period in 2013.  This significant increase was the result of MVB Insurance becoming a direct subsidiary of the Company on June 1, 2013, at which point the insurance company increased both staffing and the number of insurance products offered.

Non-Interest Expense

The Company had 313 full-time equivalent personnel at June 30, 2014, as noted, compared to 284 full-time equivalent personnel as of June 30, 2013.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy, mortgage processing and other operating expense generate the core of the Bank’s noninterest expense. The Company’s efficiency ratio was 85.46% for the second quarter of 2014 compared to 80.63% for the second quarter of 2013. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The increased efficiency ratio is the result of noninterest expense outpacing the growth in net interest income and noninterest income.

For the three months ended June 30, 2014, noninterest expense totaled $12.2 million compared to $11.0 million for the same time period in 2013. The $1.2 million increase in noninterest expense was mainly the result of the following: increased salaries expense of $495, with the addition of the Edwin Miller Bank office and the northern Virginia commercial bank office,  additional staffing related to organic growth and increases for existing staff; increased occupancy, equipment and depreciation costs of $299, the result of the additions of the Edwin Miller Bank office and the northern Virginia commercial bank office and additional leased office space related to MVB Insurance, LLC;  increased data processing costs of $139 due to increased volume and increased useage of products available to save time and better automate processes; increased other operating expenses of $255, as follows: increased filings, recording, license and permit fees of $22, telephone expense of $10, other insurance expense of $53,, dues, memberships and publications expense of $12, miscellaneous expense of $40, other tax expense of $35, postage and courier expense of $7, and loan related expense of $57.

For the six months ended June 30, 2014, noninterest expense totaled $23.0 million compared to $20.4 million for the same time period in 2013. The $2.6 million increase in noninterest expense was mainly the result of the following: increased salaries expense of $1.1 million, with the addition of the Edwin Miller Bank office and the northern Virginia commercial bank office,  additional staffing related to organic growth and increases for existing staff; increased occupancy, equipment and depreciation costs of $530, the result of the additions of the Edwin Miller Bank office and the northern Virginia commercial bank office and additional leased office space related to MVB Insurance, LLC;  increased data processing costs of $314 due to increased volume and increased useage of products available to save time and better automate processes; and increased other operating expenses of $368, as follows increased filings, recording, license and permit fees of $45, telephone expense of $70, other insurance expense of $82, dues, memberships and publications expense of $25 , other tax expense of $54, postage and courier expense of $29, and loan related expense of $57.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .37% and 3.93% for the second quarter of 2014 compared to .79% and 7.22% in the second quarter of 2013.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2014 compared to 2013. The most significant areas of change between the quarters ended June 30, 2014 and June 30, 2013 were as follows: loans and loans held for sale increased to an average balance of $779.1 million from $536.6 million, interest-bearing liabilities grew to an average balance of $878.7 million from $611.2 million and stockholders’ equity grew by $16.5 million to an average of $98.7 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at June 30, 2014 were $1,063 million or an increase of $75.6 million since December 31, 2013.  The greatest area of increase was $110.6 million in net loan growth.

Deposits totaled $747.0 million at June 30, 2014 or an increase of $51.2 million since December 31, 2013, mainly the result of an increase in broker buster deposits and other interest bearing deposits.

Stockholders’ equity has increased approximately $16.3 million from December 31, 2013 due to earnings for the six months ended June 30, 2014 of $2.1 million, through the issuance of 361,865 shares of common stock totaling $5.8 million in additional capital and through the issuance of 783 shares of preferred stock totaling $7.8 million in additional capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $28.1 million as of June 30, 2014 compared to $39.8 million as of December 31, 2013.

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

Investment Securities

Investment securities totaled $146.1 million as of June 30, 2014 and $163.1 million as of December 31, 2013. The investment portfolio is fairly evenly balanced between government sponsored agency securities, mortgage-backed securities and municipal securities.

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

Loan Concentration

At June 30, 2014, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $747.0 million at June 30, 2014.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At June 30, 2014, non-interest bearing deposits totaled $62.5 million compared to $63.3 million at December 31, 2013.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $684.5 million at June 30 2014 compared to $632.5 million at December 31, 2013. Average interest-bearing liabilities totaled $878.7 million during the second quarter of 2014 compared to $611.2 million for the second quarter of 2013.  Average non-interest bearing demand deposits totaled $62.9 million for the second quarter of 2014 compared to $50.8 million for the second quarter of 2013.  Management will continue to emphasize deposit gathering in 2014 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At June 30, 2014, repurchase agreements totaled $36.5 million compared to $81.6 million at December 31, 2013.  In addition to the aforementioned funds alternatives, the Bank has access to more than $162.6 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 6.1% and 7.3% in May 2014 and 2013, respectively.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows for the periods indicated:

	May 2014	May 2013
Berkeley County	6.5%	6.3%
Harrison County	5.1%	5.1%
Jefferson County	4.9%	4.5%
Marion County	5.8%	5.7%
Monongalia County	4.2%	4.2%
Kanawha County	6.0%	5.5%

The numbers from all six counties continue to be significantly better than the national numbers.

The Company and the Bank nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 0.35% in June of 2014 versus 0.24% in June of 2013 and charge offs to total loans were 0.02% and 0.18 % for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

During 2013, the Company commenced a private offering to accredited investors under Rule 506 of Regulation D.  As of December 31, 2013, the Company had received subscriptions for 610,194 shares totaling $9.8 million in additional capital at December 31, 2013.

During the six month period ended June 30, 2014 the Company received additional subscriptions for 361,865 shares totaling $5.8 million in additional capital. The proceeds of this offering are being used in connection with the acquisition of CFG Community Bank as well as continued growth of the Company.

At June 30, 2014, accumulated other comprehensive loss totaled $(2,237) compared to $(2,961) at December 31, 2013. This change is primarily the result in the rise of the market values of investment securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2013 Form 10-K. At June 30, 2014, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers.  The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2014 and December 31, 2013 was $139.3 million and $92.3 million, respectively.

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

Future Outlook

The Company’s and the Bank’s results of operations in the second quarter of 2014 are slightly down compared to the second quarter of 2013 mainly due to an increase in noninterest expense and a decrease in gain on loans held for sale due a decrease in loan production. The Company’s emphasis in future periods will be to do those things that have made the bank successful thus far. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2014, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2014, the Company began a private offering under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) of subordinated promissory notes and preferred stock.  During the six month period ended June 30, 2014, the Company received subscriptions for subordinated promissory notes totaling $29.4 million.  In addition, during the same period, the Company received subscriptions for seven hundred eighty-three preferred stock shares totaling $7.8 million in additional capital.  The proceeds of these subordinated debt and preferred stock offerings will be used in connection with the acquisition of CFG Community Bank and continued growth of the Company and its Subsidiaries.

During 2013, the Company commenced a private offering under Rule 506 of Regulation D of its common stock to accredited investors.  As of December 31, 2013, the Company had received subscriptions for 610,194 common stock shares totaling $9.8 million in additional capital.  During the six month period ended June 30, 2014, the Company received additional subscriptions for 361,865 common stock shares totaling $5.8 million in additional capital at June 30, 2014.  The proceeds of this offering are also being used in connection with the acquisition of CFG Community Bank and to support continued growth of the Company and its Subsidiaries.

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

Date: August 11, 2014

MVB Financial Corp.

By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer & President

By:	/s/ Bret S. Price
Bret S. Price
Senior Vice President & Chief Financial Officer