Form 10-Q
period 2014-09-30
MVB FINANCIAL CORP
filed 2014-11-14
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Non-accelerated filer                            [ X ]

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  [     ]                         No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2014, the number of shares outstanding of the issuer’s only class of common stock was 8,083,439.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (“the Company” or “MVB”) and subsidiaries (“Subsidiaries”) including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary Potomac Mortgage Group, Inc., which does business as  MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC (“MVB Insurance”) listed below are included on pages 3-31 of this report.

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013
Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Nine Months and Three Months ended September 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 32-46 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents:
Cash and due from banks	$15,240	$28,907
Interest bearing balances	47,269	10,936
Total cash and cash equivalents	62,509	39,843
Certificates of deposits in other banks	9,427	9,427
Investment securities:
Securities available-for-sale	71,392	106,411
Securities held-to-maturity (fair value of $56,328 for 2014 and $54,118 for 2013)	55,633	56,670
Loans held for sale	50,616	89,186
Loans:	762,926	622,305
Less: Allowance for loan losses	(6,364)	(4,935)
Net loans	756,562	617,370
Bank premises, furniture and equipment	24,006	16,919
Bank owned life insurance	21,515	16,062
Accrued interest receivable and other assets	17,375	17,393
Goodwill	17,779	17,779
Total assets	$1,086,814	$987,060
Liabilities
Deposits
Non-interest bearing	$64,529	$63,336
Interest bearing	781,792	632,475
Total deposits	846,321	695,811

Accrued interest, taxes and other liabilities	6,953	6,878
Repurchase agreements	33,894	81,578
FHLB and other borrowings	55,465	104,647
Subordinated debt	33,524	4,124
Total liabilities	976,157	893,038

Stockholders’ equity
Preferred stock, par value $1,000; 20,783 and 20,000 shares authorized and 9,283 and 8,500 shares issued in 2014 and 2013, respectively	16,334	8,500
Common stock, par value $1, 10,000,000 shares authorized; 8,083,439 and 7,705,894 shares issued; and 8,032,362 and 7,654,817 shares outstanding in 2014 and 2013, respectively	8,083	7,706
Additional paid-in capital	74,209	68,518
Retained earnings	15,503	13,343
Accumulated other comprehensive loss	(2,388)	(2,961)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	110,657	94,022
Total liabilities and stockholders’ equity	$1,086,814	$987,060

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$22,840	$16,438	$7,970	$5,540
Interest on deposits with other banks	150	151	53	54
Interest on investment securities – taxable	1,022	917	253	363
Interest on tax exempt loans and securities	2,138	1,560	627	589
Total interest income	26,150	19,066	8,903	6,546

Interest expense
Deposits	4,104	2,921	1,325	1,065
Repurchase agreements	262	402	29	131
FHLB and other borrowings	841	697	282	206
Subordinated debt	589	59	544	20
Total interest expense	5,796	4,079	2,180	1,422
Net interest income	20,354	14,987	6,723	5,124
Provision for loan losses	2,192	1,993	784	326
Net interest income after provision for loan losses	18,162	12,994	5,939	4,798

Noninterest income
Service charges on deposit accounts	500	489	183	183
Income on bank owned life insurance	424	342	169	118
Visa debit card income	501	410	176	148
Gain on loans held for sale	14,048	17,718	5,272	5,360
Capitalized servicing retained income	156	749	(85)	93
Insurance income	2,553	781	846	570
Gain on sale of securities	396	82	271	-
Gain on sale of subsidiary	-	626	-	626
Gain (loss) on derivatives	548	423	(391)	(276)
Other operating income	1,181	1,621	485	812
Total noninterest income	20,307	23,241	6,926	7,634

Noninterest expense
Salary and employee benefits	22,327	20,872	7,598	7,215
Occupancy expense	1,994	1,358	714	448
Equipment depreciation and maintenance	1,153	916	418	341
Data processing	1,199	730	434	279
Mortgage processing	1,711	1,908	596	723
Visa debit card expense	417	345	140	132
Advertising	1,000	1,109	373	540
Legal and accounting fees	715	755	351	370
Printing, stationery and supplies	333	387	102	137
Consulting fees	587	421	197	196
FDIC insurance	542	364	203	90
Travel	443	391	121	179
Other operating expenses	2,828	2,414	978	932
Total noninterest expense	35,249	31,970	12,225	11,582
Income before income taxes	3,220	4,265	640	850
Income tax expense	556	836	103	93
Net income	$2,664	$3,429	$537	$757
Preferred dividends	187	64	144	21
Net income available to common shareholders	$2,477	$3,365	$393	$736
Earnings per share – basic	$0.31	$0.51	$0.05	$0.11
Earnings per share – diluted	$0.31	$0.50	$0.05	$0.10
Weighted average shares outstanding - basic	7,863,820	6,552,176	8,032,362	6,908,792
Weighted average shares outstanding - diluted	8,077,895	6,784,200	8,246,437	7,140,816

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$2,664	$3,429	$537	$757

Other comprehensive income (loss):

Unrealized holding gains (losses) during the year	1,855	(2,258)	209	(685)
Income tax effect	(742)	903	(83)	274
Reclassification adjustment for gain recognized in income	(396)	(82)	(271)	—
Income tax effect	159	33	108	—
Change in defined benefit pension plan	(505)	—	(190)	—
Income tax effect	202	—	76	—
Other comprehensive income (loss)	573	(1,404)	(151)	(411)
Comprehensive income	$3,237	$2,025	$386	$346

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine months ended
	September 30,	September 30,
	2014	2013
Operating activities
Net income	$2,664	$3,429
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	628	806
Net amortization of deferred loan cost	166	84
Provision for loan losses	2,192	1,993
Depreciation and amortization	898	661
Stock based compensation	222	126
Loans originated for sale	(596,844)	(777,016)
Proceeds of loans sold	649,462	833,608
Gain on sale of subsidiary	—	(626)
Gain on sale of loans held for resale	(14,048)	(17,718)
Gain on sale of investment securities	(396)	(82)
Income on bank owned life insurance	(424)	(342)
Deferred taxes	(1,016)	(41)
Other, net	(1,405)	(3,697)
Net cash provided by operating activities	42,099	41,185
Investing activities
Purchases of investment securities available-for-sale	(24,268)	(47,807)
Purchases of investment securities held-to-maturity	(250)	(20,042)
Maturities/paydowns of investment securities held-to-maturity	1,000	-
Maturities/paydowns of investment securities available-for-sale	6,533	10,984
Sales of investment securities available-for-sale	54,268	3,637
Purchases of premises and equipment	(7,985)	(4,264)
Net increase in loans	(141,548)	(77,168)
Purchases of restricted bank stock	(8,080)	(6,496)
Redemptions of restricted bank stock	9,602	4,756
Proceeds from sale of other real estate owned	76	—
Purchase of bank owned life insurance	(5,000)	(5,078)
Net cash used in investing activities	(115,652)	(141,478)
Financing activities
Net increase in deposits	150,510	133,491
Net (decrease) increase in repurchase agreements	(47,684)	15,913
Net change in short-term FHLB borrowings	(48,062)	(36,494)
Principal payments on FHLB borrowings	(1,120)	(2,877)
Proceeds from subordinated debt	29,400	—
Proceeds from stock offering	5,617	13,355
Preferred stock issuance	7,834	—
Dividend reinvestment plan proceeds	180	310
Common stock options exercised	48	42
Cash dividends paid on common stock	(317)	(241)
Cash dividends paid on preferred stock	(187)	(64)
Net cash provided by financing activities	96,219	123,435
Increase in cash and cash equivalents	22,666	23,142
Cash and cash equivalents at beginning of period	39,843	25,340
Cash and cash equivalents at end of period	$62,509	$48,482

Supplemental disclosure of cash flow information
Loans transferred to other real estate owned	$346	$472
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$6,444	3,691
Income taxes	$1,600	776

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements included in the Company’s 2013 filing on Form 10-K.  Operating results for the nine and three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Note 2 – Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on MVB Financials Corp’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14 – Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to reduce diversity in the timing and content of going concern disclosures.  This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

Note 3 – Investments

Amortized cost and fair values of investment securities held-to-maturity at September 30, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$55,633	$1,305	$(610)	$56,328
Total investment securities held-to-maturity	$55,633	$1,305	$(610)	$56,328

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2013, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$56,670	$367	$(2,919)	$54,118
Total investment securities held–to-maturity	$56,670	$367	$(2,919)	$54,118

Amortized cost and fair values of investment securities available-for-sale at September 30, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$44,809	$27	$(790)	$44,046
U.S. Sponsored Mortgage-backed securities	26,774	31	(489)	26,316
Total debt securities	71,583	58	(1,279)	70,362
Equity and other securities	810	220	—	1,030
Total investment securities available-for-sale	$72,393	$278	$(1,279)	$71,392

Amortized cost and fair values of investment securities available-for-sale at December 31, 2013 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$60,744	$—	$(1,922)	$58,822
U.S. Sponsored Mortgage-backed securities	47,317	118	(843)	46,592
Total debt securities	108,061	118	(2,765)	105,414
Equity and other securities	810	187	—	997
Total investment securities available-for-sale	$108,871	$305	$(2,765)	$106,411

The following tables summarize amortized cost and fair values of debt securities by maturity:

	September 30, 2014
	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$—	$—	$—	$—
After one year, but within five	2,422	2,475	27,064	26,863
After five years, but within ten	15,304	15,628	23,197	22,643
After ten years	37,907	38,225	21,322	20,856
Total	$55,633	$56,328	$71,583	$70,362

Investment securities with a carrying value of $121,327 at September 30, 2014, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of September 30, 2014, the details of which are included in the following table.  Although these securities, if sold at September 30, 2014 would result in a pretax loss of $1,889, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of September 30, 2014, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at September 30, 2014:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (11)	$6,904	$(19)	$28,374	$(771)
U.S. Sponsored Mortgage-backed securities (10)	3,809	(15)	16,089	(474)
Municipal securities (57)	3,352	(12)	20,323	(598)
	$14,065	$(46)	$64,786	$(1,843)

The following table discloses investments in an unrealized loss position at December 31, 2013:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (19)	$58,822	$(1,922)	$—	$—
U.S. Sponsored Mortgage-backed securities (18)	14,969	(113)	19,781	(730)
Municipal securities (103)	35,502	(2,535)	4,471	(384)
	$109,293	$(4,570)	$24,252	$(1,114)

For the nine month period ended September 30, 2014 and 2013, the Company sold investments available-for-sale of $54.3 million and $3.7 million, respectively, resulting in net gains of $396 and $82.

For the three month period ended September 30, 2014 and 2013, the Company sold investments available-for-sale of $17.1 million and $0, respectively, resulting in net gains of $271 and $0.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2014.  Activity in the allowance is presented for the periods indicated (in thousands):

	Commercial	Residential	Home Equity	Installment	Credit Card	Total
ALL balance June 30, 2014	$4,485	$685	$825	$232	$14	$6,241
Charge-offs	(634)	(30)	—	—	(1)	(665)
Recoveries	2	—	2	—	—	4
Provision	634	224	(38)	(49)	13	784
ALL balance September 30, 2014	$4,487	$879	$789	$183	$26	$6,364

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance December 31, 2013	$3,609	$519	$554	$239	$14	$4,935
Charge-offs	(632)	(133)	—	(9)	(2)	(776)
Recoveries	7	—	3	3	—	13
Provision	1,503	493	232	(50)	14	2,192
ALL balance September 30, 2014	$4,487	$879	$789	$183	$26	$6,364
Individually evaluated for impairment	$893	$278	$29	$10	$-	$1,210
Collectively evaluated for impairment	$3,594	$601	$760	$173	$26	$5,154

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance June 30, 2013	$3,740	$490	$351	$231	$16	$4,828
Charge-offs	(485)	(36)	—	—	—	(521)
Recoveries	30	24	1	—	—	55
Provision	135	57	96	38	—	326
ALL balance September 30, 2013	$3,420	$535	$448	$269	$16	$4,688

			Home		Credit
	Commercial	Residential	Equity	Installment	Card	Total
ALL balance December 31, 2012	$3,107	$514	$242	$200	$13	$4,076
Charge-offs	(1,457)	(38)	—	—	(11)	(1,506)
Recoveries	55	60	9	1	—	125
Provision	1,715	(1)	197	68	14	1,993
ALL balance September 30, 2013	$3,420	$535	$448	$269	$16	$4,688
Individually evaluated for impairment	$871	$180	$-	$11	$-	$1,061
Collectively evaluated for impairment	$2,549	$355	$448	$258	$16	$3,627

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

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of September 30, 2014 and 2013, net deferred fees and costs of $1,402 and $1,315, respectively, were included in the carryings value of loans.

During December 2013 the Bank purchased $74.3 million in performing commercial real estate secured loans in the northern Virginia area. At the time of acquisition, none of these loans were considered impaired. They were acquired at a premium of roughly 1.024 or $1.8 million, which is being amortized in accordance with ASC 310-20. These loans are collectively evaluated for impairment under ASC 450. Loans are monitored individually for payoff activity, and any necessary adjustments to the premium will be made accordingly.

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2014:

(in thousands)	Commercial	Residential	Home Equity	Installment	Credit Card	Total
Individually evaluated for impairment	$5,764	$837	$29	$16	$—	$6,646
Collectively evaluated for impairment	543,327	151,331	43,576	17,318	728	756,280
Total Loans	$549,091	$152,168	$43,605	$17,334	$728	$762,926

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2013:

(in thousands)	Commercial	Residential	Home Equity	Installment	Credit Card	Total
Individually evaluated for impairment	$3,539	$264	$—	$20	$—	$3,823
Collectively evaluated for impairment	349,085	124,556	25,489	18,584	609	518,323
Total Loans	$352,624	$124,820	$25,489	$18,604	$609	$522,146

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2014 and December 31, 2013 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2014	Investment	Allowance	Investment	Investment	Balance
Commercial
Commercial Real Estate	$1,537	$315	$123	$1,660	$1,660
Acquisition & Development	1,972	578	2,132	4,104	4,704
Total Commercial	3,509	893	2,255	5,764	6,364
Residential	837	278	—	837	839
Home Equity	29	29	—	29	29
Consumer	15	10	1	16	17
Total impaired loans	$4,390	$1,210	$2,256	$6,646	$7,249

December 31, 2013
Commercial
Commercial Real Estate	$1,801	$407	$120	$1,921	$2,199
Acquisition & Development	4,333	836	—	4,333	4,055
Total Commercial	6,134	1,243	120	6,254	6,254
Residential	261	175	—	261	261
Home Equity	28	28	—	28	28
Consumer	25	12	68	93	93
Total impaired loans	$6,448	$1,458	$188	$6,636	$6,636

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Nine months ended			Three months ended
	September 30, 2014			September 30, 2014
		Interest	Interest		Interest	Interest
	Average	Income	Income	Average	Income	Income
	Investment	Recognized	Recognized on	Investment	Recognized	Recognized
	in Impaired	on Accrual	Cash	in Impaired	on Accrual	on Cash
	Loans	Basis	Basis	Loans	Basis	Basis
Commercial
Commercial Real Estate	1,854	94	50	1,740	31	8
Acquisition & Development	4,635	119	92	4,583	2	4
Total Commercial	6,489	213	142	6,323	33	12
Residential	779	15	14	868	5	5
Home Equity	28	1	—	28	—	—
Consumer	25	1	1	16	—	-
Total	$7,321	$230	$157	$7,235	$38	$17

	Nine months ended			Three months ended
	September 30, 2013			September 30, 2013
	Average	Interest	Interest	Average	Interest	Interest
	Investment	Income	Income	Investment	Income	Income
	in Impaired	Recognized on	Recognized on	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Real Estate	$1,864	$29	$23	$1,956	$16	$10
Acquisition & Development	2,307	56	33	1,991	19	20
Total Commercial	4,171	85	56	3,947	35	30
Residential	374	5	6	237	2	2
Consumer	20	1	1	19	—	—
Total	$4,565	$91	$63	$4,203	$37	$32

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank's Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis.  The Bank’s Credit Department performs an annual review of all commercial relationships $1,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio.  The Bank engages an external consultant to conduct loan reviews on at least an annual basis.  Generally, the external consultant reviews larger commercial relationships or criticized relationships.  The Bank’s Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2014 and December 31, 2013 (in thousands):

		Special
September 30, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$229,837	$5,092	$35	$—	$234,964
Commercial Real Estate	258,740	2,866	2,541	—	264,147
Acquisition & Development	43,188	2,688	4,104	—	49,980
Total Commercial	531,765	10,646	6,680	—	549,091
Residential	148,957	2,373	838	—	152,168
Home Equity	43,351	225	29	—	43,605
Consumer	17,456	589	17	—	18,062
Total Loans	$741,529	$13,833	$7,564	$—	$762,926

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$196,608	$5,830	$26	$—	$202,464
Commercial Real Estate	231,083	2,816	3,306	—	237,205
Acquisition & Development	9,783	2,920	5,016	—	17,719
Total Commercial	437,474	11,566	8,348	—	457,388
Residential	115,283	2,660	261	—	118,204
Home Equity	27,662	107	28	—	27,797
Consumer	18,188	635	93	—	18,916
Total Loans	$598,607	$14,968	$8,730	$—	$622,305

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and is in a collection process could warrant non-accrual status. A thorough review is to be presented to the Chief Credit Officer and or the Mortgage Loan Committee ("MLC"), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status will be subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan approaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest should be charged off when a loan is placed in non-accrual status. Any payments subsequently received should be applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2014 and December 31, 2013 (in thousands):

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
September 30, 2014	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$230,836	$33	$4,077	$18	$4,128	$234,964	$—	$18
Commercial Real Estate	253,515	403	9,999	230	10,632	264,147	123	107
Acquisition & Development	46,150	—	—	3,830	3,830	49,980	2,507	1,323
Total Commercial	530,501	436	14,076	4,078	18,590	549,091	2,630	1,448
Residential	150,750	165	814	439	1,418	152,168	235	397
Home Equity	43,577	28	—	—	28	43,605	—	—
Consumer	17,988	42	23	9	74	18,062	9	—
Total	$742,816	$671	$14,913	$4,526	$20,110	$762,926	$2,874	$1,845

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
December 31, 2013	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$202,275	$139	$24	$26	$189	$202,464	$26	$—
Commercial Real Estate	236,870	77	—	258	335	237,205	258	—
Acquisition & Development	17,719	—	—	—	—	17,719	—	—
Total Commercial	456,864	216	24	284	524	457,388	284	—
Residential	116,150	1,401	193	460	2,054	118,204	30	430
Home Equity	27,741	28	—	28	56	27,797	—	28
Consumer	18,747	92	—	77	169	18,916	76	1
Total	$619,502	$1,737	$217	$849	$2,803	$622,305	$390	$459

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

Company and Bank management have identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are:  national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volume and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint. The combination of historical charge-off and qualitative factors are then weighted for each risk grade. These weightings are determined internally based upon the likelihood of loss as a loan risk grading deteriorates.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Troubled debt restructurings during 2014 and 2013 are set forth in the following table.  No TDR’s have defaulted.  At September 30, 2014 and December 31, 2013, the Bank had specific reserve allocations for TDR’s of $1.9 million and $1.4 million, respectively.

The following tables present details related to loans identified as TDR’s for the nine and three months ended September 30, 2014 and 2013 (in thousands):

	New TDRs (1)
	For the nine months ended			For the three months ended
	September 30, 2014			September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial
Commercial Real Estate	1	$496	$375	—	—	—
Total Commercial	1	$496	$375	—	—	—
Residential real estate	1	389	385	—	—	—
Total	2	$885	$760	—	$—	$—

(1)	The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

	New TDRs (1)
	For the Nine months ended			For the Three months ended
	September 30, 2013			September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial
Commercial Real Estate	3	$471	$369	—	$-	$—
Acquisition and development	2	1,623	1,616	1	280	279
Total Commercial	5	2,094	1,985	1	280	279
Consumer	3	9	7	—	—	—
Total	8	$2,103	$1,992	1	$280	$279

(1)	The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings and Repurchase Agreements

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. As of September 30, 2014 and December 31, 2013, the Bank had repurchase agreements of $33.9 million and $81.6 million, respectively. Short-term borrowings from FHLB totaled $50.0 million at September 30, 2014, compared to $98.0 million at December 31, 2013.

Information related to short-term borrowings and repurchase agreements is summarized below:

	September 30,	December 31,
(Dollars in thousands)	2014	2013
Balance at end of period	$83,860	$179,606
Average balance during the three and twelve months ended	112,357	135,852
Maximum month-end balance during the three and twelve months ended	136,934	179,606
Weighted-average rate during the three and twelve months ended	0.27%	0.52%
Rate at end of period	0.38%	0.43%

Average balances in the table above were calculated using daily averages for the related accounts.

Term notes from the FHLB were as follows:	September 30,	December 31,
(Dollars in thousands)	2014	2013

Fixed interest rate notes, originating between April 1999 and December 2007, due between April 2014 and April 2022, interest of between 4.50% and 5.90% payable monthly	$4,654	$5,759

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	845	860
	$5,499	$6,619

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

The Company reflects subordinated debt in the amount of $33.5 million and $4.1 million as of September 30, 2014 and December 31, 2013 and interest expense of $589 and $59 for the nine months ended September 30, 2014 and 2013.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2014	$50,007
2015	169
2016	1,246
2017	1,470
2018	81
Thereafter	36,016
$88,989

Note 6 – Fair Value of Financial Instruments

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

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company classified investments in government securities as Level 2 instruments and valued them using the market approach.  All measurements are made on a recurring basis, with the exception of derivative on loans held for sale, other real estate and impaired loans, which are measured on a non-recurring basis.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$44,046	$—	$44,046
U.S. Sponsored Mortgage backed securities	—	26,316	—	26,316
Municipal securities	—	—	—	—
Equity and Other Securities	220	810		1,030

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$58,822	$—	$58,822
U.S. Sponsored Mortgage backed securities	—	46,592	—	46,592
Equity and Other Securities	187	810	—	997

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

•

Loans held for sale – Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level II).

•

Derivative on loans held for sale - Derivatives on loans held for sale are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company's mortgage banking hedge instruments are classified as Level II.  For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company's mortgage interest rate locks are classified as Level III.

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

•

Other Real Estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. At the time, the foreclosure is completed, the Company obtains a current external appraisal.

Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are included in the table below:

	September 30, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
Derivative on loans held for sale	$—	$1,014	$1,805	$2,819
Impaired loans	—	—	5,436	5,436
Other real estate owned	—	—	702	702

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total
Assets:
Derivative on loans held for sale	$—	$—	$2,271	$2,271
Impaired loans	—	—	5,178	5,178
Other real estate owned	—	—	375	375

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013.

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
September 30, 2014:
Impaired loans	$5,436	Appraisal of collateral (1)	Appraisal adjustments(2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$702	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Derivative on loans held for sale	$2,819	Market or Committed Sale Price	Expected Funding Percentage	77%

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
December 31, 2013:
Impaired loans	$5,178	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 0%

Other real estate owned	$375	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Derivative on loans held for sale	$2,271	Market or Committed Sale Price	Expected Funding Percentage	80%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

Derivative on loans held for sale: Derivatives on loans held for sale are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks and manage expected funding percentages. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. The Company's mortgage banking hedge instruments are classified as Level II.  For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis. All of the Company's mortgage interest rate locks are classified as Level III.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

			Quoted Prices in	Significant	Significant
			Active Markets For	Other	Unobservable
	Carrying	Estimated	Identical Assets	Observable	Inputs
	Value	Fair Value	(Level 1)	Inputs (Level 2)	(Level 3)
September 30, 2014
Financial assets:
Cash and cash equivalents	$62,509	$62,509	$62,509	$—	$—
Certificates of deposits with other banks	9,427	9,523	—	9,523	—
Securities available-for-sale	71,392	71,392	220	71,172	—
Securities held-to-maturity	55,633	56,328	—	56,328	—
Loans held for sale	50,616	50,616	—	50,616	—
Loans, net	756,562	764,194	—	—	764,194
Derivative on loans held for sale	2,819	2,819	—	1,014	1,805
Accrued interest receivable	2,808	2,808	—	2,808	—

Financial liabilities:
Deposits	$846,321	$847,690	—	$847,690	$—
Repurchase agreements	33,894	33,894	—	33,894	—
FHLB and other borrowings	55,465	55,490	—	55,490	—
Accrued interest payable	348	348	—	348	—
Subordinated debt	33,524	31,172	—	31,172	—

December 31, 2013
Financial assets:
Cash and cash equivalents	$39,843	$39,843	$39,843	$—	$—
Certificates of deposits with other banks	9,427	9,616	—	9,616	—
Securities available-for-sale	106,411	106,411	187	106,224	—
Securities held-to-maturity	56,670	54,118	—	54,118	—
Loans held for sale	89,186	89,186	—	89,186	—
Loans, net	617,370	620,295	—	—	620,295
Derivative on loans held for sale	2,271	2,271	—	—	2,271
Accrued interest receivable	2,764	2,764	—	2,764	—

Financial liabilities:
Deposits	$695,811	$697,301	$—	$697,301	$—
Repurchase agreements	81,578	81,578	—	81,578	—
FHLB and other borrowings	104,647	104,742	—	104,742	—
Accrued interest payable	327	327	—	327	—
Subordinated debt	4,124	4,124	—	4,124	—

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

Note 7 – Stock Offerings

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

The proceeds of these preferred stock offerings will be used to support continued growth of the Company and its Subsidiaries.

During 2013, the Company commenced a private offering under Rule 506 of Regulation D of its common stock to accredited investors.  As of December 31, 2013, the Company had received subscriptions for 610,194 common stock shares totaling $9.8 million in additional capital.  During the nine month period ended September 30, 2014, the Company received additional subscriptions for 361,865 common stock shares totaling $5.8 million in additional capital at September 30, 2014.  The proceeds of this offering are also being used to support continued growth of the Company and its Subsidiaries.

During the first quarter of 2013, the Company completed a private offering to accredited investors which resulted in the issuance of 2,265,054 shares totaling $27.1 million in additional capital.  The proceeds of this offering were used to support the acquisition of Potomac Mortgage Group, Inc. (which now does business as MVB Mortgage) as well as the continued growth of the Company.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  At December 31, 2013 and 2012, MVB's loan production qualified for the lowest dividend rate possible of 1%.  MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%.

Note 8 – Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2014 and 2013, stock options to purchase 518,670 and 398,612 shares at an average price of $9.22 and $8.05, respectively, were outstanding.  For the nine months ended September 30, 2014 and 2013, the dilutive effect of stock options was 214,075 and 232,024 shares, respectively.

Note 9 – Segment Reporting

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the nine-month period and three-month periods ended September 30, 2014 is as follows:

	Commercial &
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$23,728	$2,184	$—	$238	$26,150
Gain on loans held for sale	884	13,362	—	(198)	14,048
Insurance income	—	—	2,553	—	2,553
Other income	6,904	765	—	(3,963)	3,706
Total operating income	31,516	16,311	2,553	(3,923)	46,457
Expenses:
Interest expense	5,248	1,218	—	(670)	5,796
Salaries and employee benefits	9,644	10,105	2,578	—	22,327
Provision for loan losses	2,192	—	—	—	2,192
Other expense	11,335	4,225	615	(3,253)	12,922
Total operating expenses	28,419	15,548	3,193	(3,923)	43,237
Income (loss) before income taxes	3,097	763	(640)	—	3,220
Income tax expense (benefit)	490	305	(239)	—	556
Net income (loss)	2,607	458	(401)	—	2,664
Preferred stock dividends	187	—	—	—	187
Net income (loss) available to common shareholders	$2,420	$458	$(401)	$—	$2,477

Capital expenditures for the nine-month period ended September 30, 2014	$7,371	$262	$352	$-	$7,985
Total assets as of September 30, 2014	1,186,006	82,648	2,804	(184,644)	1,086,814
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of September 30, 2014	897	16,882	-	-	17,779
Goodwill as of December 31, 2013	$897	$16,882	$-	$-	$17,779

	Commercial &
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$8,015	$776	$—	$112	$8,903
Gain on loans held for sale	134	5,223	—	(85)	5,272
Insurance income	—	—	846	—	846
Other income	1,938	(286)	—	(844)	808
Total operating income	10,087	5,713	846	(817)	15,829
Expenses:
Interest expense	1,987	443	—	(250)	2,180
Salaries and employee benefits	3,282	3,473	843	—	7,598
Provision for loan losses	784	—	—	—	784
Other expense	3,342	1,630	222	(567)	4,627
Total operating expenses	9,395	5,546	1,065	(817)	15,189
Income (loss) before income taxes	692	167	(219)	—	640
Income tax expense (benefit)	115	67	(79)	—	103
Net income (loss)	577	100	(140)	—	537
Preferred stock dividends	144	—	—	—	144
Net income (loss) available to common shareholders	$433	$100	$(140)	$—	$393

Capital expenditures for the three-month period ended September 30, 2014	$2,943	$71	$9	$-	$3,023
Total assets as of September 30, 2014	1,186,006	82,648	2,804	(184,644)	1,086,814
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of September 30, 2014	897	16,882	-	-	17,779
Goodwill as of December 31, 2013	$897	$16,882	$-	$-	$17,779

Commercial & Retail Banking

For the three months ended September 30, 2014, the Commercial & Retail Banking segment earned $577 compared to $823 in the second quarter of 2014. Net interest income decreased by $183, noninterest income decreased by $991, noninterest expense decreased by $936 and loan loss provision decreased by $105. The decrease in earnings is primarily attributable to a decrease in gain on loans held for sale income based on less volume of loans sold during the three months ended September 30, 2014.

Mortgage Banking

For the three months ended September 30, 2014, the Mortgage Banking segment earned $100 compared to $399 in the second quarter of 2014. Net interest income remained flat, noninterest income decreased by $385 and noninterest expense increased by $103. The $299 earnings decrease is mainly due to the decrease in derivative income during the three months ended September 30, 2014.

Insurance

For the three months ended September 30, 2014, the Insurance segment lost $140 compared to $253 in the second quarter of 2014. Noninterest income increased by $97 and noninterest expense decreased by $92.  Income tax benefit for the third quarter decreased by $79.

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

The plan freeze lowered the pension cost in the second quarter of 2014 by approximately $213. The freeze is expected to reduce pension cost in the second half of 2014 by approximately $430.

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations for the nine and three months ended September 30, 2014 and 2013 is as follows:

	For the nine months ended	For the nine months ended
(in thousands)	September 30, 2014	September 30, 2013
Service cost	$346	$489
Interest cost	231	186
Expected Return on Plan Assets	(239)	(204)
Amortization of Net Actuarial Loss	103	140
Amortization of Prior Service Cost	—	1
Net Periodic Benefit Cost	$441	$612

Contributions Paid	$345	$325

	For the three months ended	For the three months ended
(in thousands)	September 30, 2014	September 30, 2013
Service cost	$-	$163
Interest cost	76	62
Expected Return on Plan Assets	(81)	(68)
Amortization of Net Actuarial Loss	33	47
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$28	$204

Contributions Paid	$157	$155

Note 11 – Mergers and Acquisitions

On July 29, 2014 the Company and its subsidiary, the Bank, had entered into an Purchase and Assumption Agreement (“Agreement”), which was subsequently amended (“Agreement Amendment”) with CFG Community Bank (“CFG Bank”) and its parent, Capital Funding Bancorp, Inc., and affiliates, Capital Finance, LLC and Capital Funding, LLC. The Agreement and the Agreement Amendment, which were subsequently terminated, following the quarter close on October 31, 2014, by a Mutual Termination Agreement (“Mutual Termination Agreement”) among the parties.

The Agreement and Agreement Amendment provided that the Bank, subject to regulatory approvals, would purchase certain assets and assume certain liabilities of CFG Bank and its subsidiaries for $30 million in consideration, consisting of $26 million in cash and $4 million in shares of Company common stock, subject to certain adjustments; however, under the Mutual Termination Agreement, the Company, CFG Bank, Capital Funding Bancorp, Inc. and the other affiliates of CFG Bank have mutually agreed to terminate the Agreement and Agreement Amendment without any future obligation or liability between or among the parties under the Agreement or Agreement Amendment.  The Bank and CFG Bank, as well as other CFG Bank affiliates, intend to continue a working relationship and may, from time to time, engage in loan transactions and, if applicable, servicing arrangements.

The following acquisition related costs are included in the consolidated statements of income for the periods indicated (in thousands):

	Nine months ended	Three months ended
	September 30, 2014	September 30, 2014
Consulting	$72	$21
Advertising	4	—
Printing, stationery and supplies	9	1
Legal and accounting fees	97	76
Equipment depreciation and maintenance	15	9
Meals and Entertainment	11	3
Travel	75	10
Total	$283	$120

Note 12 – Stock Split

Common shares outstanding at December 31, 2013 and for the three and nine month periods ended September 30, 2013, have been adjusted for the effect of a two for one stock split effected as a stock dividend paid on February 11, 2014.

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

SUMMARY OF RESULTS OF OPERATIONS

At September 30, 2014 and 2013 and for the Nine and Three Months Ended September 30, 2014 and 2013:

	Nine months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income to:
Average assets (annualized)	0.35%	0.62%	0.20%	0.37%
Average stockholders’ equity (annualized)	3.50%	6.80%	1.95%	3.70%
Net interest margin	2.91%	2.99%	2.79%	2.83%

Average stockholders’ equity to average assets	9.86%	9.13%	10.31%	10.10%
Total loans to total deposits (end of period)	90.15%	84.22%	90.15%	84.22%
Allowance for loan losses to total loans (end of period)	0.83%	0.90%	0.83%	0.90%
Efficiency ratio	86.69%	83.63%	89.57%	90.78%
Capital ratios:
Tier 1 capital ratio	15.20%	12.46%	15.20%	12.46%
Risk-based capital ratio	16.09%	13.28%	16.09%	13.28%
Leverage ratio	11.12%	8.65%	11.12%	8.65%
Cash dividends on common stock as a percentage of net income	11.90%	7.03%	N/A	N/A
Per share data:
Book value per share (end of period)	$11.65	$10.66	$11.65	$10.66
Basic earnings per share	$0.31	$0.51	$0.05	$0.11
Diluted earnings per share	$0.31	$0.50	$0.05	$0.10

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

Also during the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  This PMG acquisition provided the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream.   MVB Mortgage has eleven mortgage only offices, located in northern Virginia, within the Washington, District of Columbia / Baltimore, Maryland metropolitan area as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley County, West Virginia, at Edwin Miller Boulevard. In addition, the Bank opened a loan processing office at 184 Summers Street, Charleston, Kanawha County, West Virginia.  During the first quarter of 2014, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals. In addition, the Bank opened a loan processing office in Reston, Fairfax County, Virginia.  The Company continuously reviews key performance indicators to measure our success.

Currently, the Bank operates nine full-service banking branches in West Virginia, which are located at:  301 Virginia Avenue in Fairmont, Marion County; 9789 Mall Loop (inside the Shop N Save Supermarket) in White Hall, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10  Sterling  Drive in Morgantown, Monongalia County; and 231 Aikens Center in Martinsburg, Berkeley County.  In addition, the Bank operates a loan processing offices at 184 Summers Street, Charleston, Kanawha County, West Virginia and 1801 Reston Parkway, Suite 103, Reston, Fairfax County, Virginia.   The Bank has received regulatory approval from the Federal Deposit Insurance Corporation (“FDIC”) and the West Virginia Division of Financial Institutions to construct a replacement location in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia, for its current White Hall location.  In addition, the Bank has completed construction of a new facility in Kanawha County, West Virginia.

In addition to MVB Mortgage, the Company has a wholly-owned subsidiary, MVB Insurance, LLC.  MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  MVB Insurance maintains its headquarters at 301 Virginia Avenue, Fairmont, West Virginia,   and operates offices at: 48 Donley Street, Suite 703, Morgantown, West Virginia, 400 Washington Street E, Charleston, West Virginia,; and 355 Wharton Circle, Suite 123, Triadelphia, West Virginia.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.  At September 30, 2014, the Company had 325 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statement of Income

For the three months ended September 30, 2014, the Company earned $537 compared to $757 in the third quarter of 2013.  Net interest income increased by $1.6 million, noninterest income decreased by $708 and noninterest expenses increased by $643.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $254.8 million in average loan growth and despite an increase in average interest bearing liabilities of $210.0 million and an increase in interest expense of $758. There was also an increase in cost of funds of 14 basis points due to the increase in interest expense from subordinated debt.

Loan loss provisions of $784 and $326 were made for the quarters ended September 30, 2014 and 2013, respectively. The increase in loan loss provision is attributable to loan growth and the increase in charged off loans. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $665 in loans during the third quarter of 2014 versus $523 for the same time period in 2013.

For the nine months ended September 30, 2014 the Company earned $2.7 million compared to $3.4 million for the same time period in 2013. Net interest income increased by $5.4 million, noninterest income decreased by $2.9 million and noninterest expenses increased by $3.3 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $241.5 million in average loan growth and despite an increase in average interest bearing liabilities of $243.2 million and an increase in interest expense of $1.7 million.

Loan loss provisions of $2.2 million and $2.0 million were made for the nine months ended September 30, 2014 and 2013, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $776 in loans during the nine month period ended September 30, 2014 versus $1.5 million for the same time period in 2013.

Due to the Bank’s purchase of commercial loans in late 2013 that were marked to fair value at the time they were recorded on the balance sheet, the allowance for loan losses to total loans decreased from 0.90% at September 30, 2013 to 0.83% at September 30, 2014.

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

The net interest margin for the three months ended September 30, 2014 and 2013 was 2.79% and 2.83% respectively.  The 4 basis point decline in the Bank’s net interest margin for the quarter ended September 30, 2014 was the result of a 14 basis point increase in the cost of funds, which was offset by an 8 basis point increase in earning assets and a 2 basis point increase in non-interest bearing deposits. Interest expense related to the new subordinated debt that was issued on June 30, 2014 increased $524. The new subordinated debt earned an average rate of approximately 7% during the three month period ended September 30, 2014. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $254.8 million, which enabled an increase in net interest income of $1.6 million. This growth was in part due to a 56 basis point increase in yield on real estate loans and a $36.1 million decrease in total investment securities which helped to aid loan growth.  An increase in the Bank’s average non-interest bearing balances of $23.6 million increased the impact of non-interest bearing funds on the margin by 2 basis points.

The net interest margin for the nine months ended September 30, 2014 and 2013 was 2.91% and 2.99% respectively.  The 8 basis point decline in the Bank’s net interest margin for the nine months ended September 30, 2014 was the result of a 1 basis point increase in the cost of funds and a 6 basis point decrease in earning assets. Interest expense related to the new subordinated debt that was issued on June 30, 2014 increased $530. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $241.5 million, which enabled an increase in net interest income of $5.4 million despite a 24 basis point drop in yield on net loans.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$26,910	$10	0.15%	$21,633	$12	0.22%
CD’s with other banks	9,427	43	1.82	9,427	42	1.78
Investment securities:
Taxable	75,814	253	1.33	98,281	363	1.48
Tax-exempt	55,874	430	3.08	52,151	368	2.82
Loans and loans held for sale:
Commercial	511,893	5,341	4.17	316,909	3,655	4.61
Tax exempt	22,205	197	3.55	23,834	221	3.71
Real estate	250,594	2,437	3.89	187,897	1,670	3.56
Consumer	18,205	192	4.22	19,413	215	4.43
Allowance for loan losses	(6,644)			(5,090)
Net loans	796,253	8,167	4.10	542,963	5,761	4.24

Total earning assets	964,278	8,903	3.69	724,455	6,546	3.61
Cash and due from banks	26,565			20,564
Other assets	79,566			65,247
Total assets	$1,070,409			$810,266

Liabilities
Deposits:
NOW	$425,339	$704	0.66%	$327,397	$595	0.73%
Money market checking	39,703	51	0.51	23,900	17	0.28
Savings	36,875	29	0.31	31,105	50	0.64
IRAs	9,557	29	1.21	9,521	38	1.60
CDs	219,144	512	0.93	145,289	365	1.00
Repurchase agreements & federal funds sold	35,519	29	0.33	79,209	131	0.66
FHLB and other borrowings	81,019	282	1.39	50,117	206	1.64
Subordinated debt	33,468	544	6.50	4,124	20	1.94
Total interest-bearing liabilities	880,624	2,180	0.99	670,662	1,422	0.85
Non-interest bearing demand deposits	72,756			49,155
Other liabilities	6,664			8,600
Total liabilities	960,044			728,417

Stockholders’ equity
Preferred stock	16,334			8,500
Common stock	8,083			3,506
Paid-in capital	74,176			60,908
Treasury stock	(1,084)			(1,084)
Retained earnings	15,096			12,069
Accumulated other comprehensive income	(2,240)			(2,050)
Total stockholders’ equity	110,365			81,849
Total liabilities and stockholders’ equity	$1,070,409			$810,266

Net interest spread			2.70			2.76
Net interest income-margin		$6,723	2.79%		$5,124	2.83%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$17,276	$24	0.19%	$13,954	$26	0.25%
CD’s with other banks	9,427	126	1.78	9,427	125	1.77
Investment securities:
Taxable	92,961	1,022	1.47	86,796	917	1.41
Tax-exempt	56,305	1,250	2.96	41,704	874	2.79
Loans and loans held for sale:
Commercial	476,965	15,527	4.34	302,077	10,506	4.64
Tax exempt	32,491	888	3.64	23,544	686	3.88
Real estate	235,059	6,733	3.82	177,258	5,297	3.98
Consumer	18,426	580	4.20	18,526	635	4.57
Allowance for loan losses	(5,970)			(4,737)
Net loans	756,971	23,728	4.18	516,668	17,124	4.42

Total earning assets	932,940	26,150	3.74	668,549	19,066	3.80
Cash and due from banks	21,547			15,826
Other assets	73,265			52,668
Total assets	$1,027,752			$737,043

Liabilities
Deposits:
NOW	$385,012	$2,378	0.82%	$276,017	$1,630	0.79%
Money market checking	33,914	112	0.44	23,079	52	0.30
Savings	37,805	97	0.34	29,428	137	0.62
IRAs	9,590	85	1.18	9,483	118	1.66
CDs	223,663	1,432	0.85	144,318	984	0.91
Repurchase agreements & federal funds sold	63,026	262	0.55	76,730	402	0.70
FHLB and other borrowings	87,635	841	1.28	48,420	697	1.92
Subordinated debt	14,120	589	5.56	4,124	59	1.91
Total interest-bearing liabilities	854,765	5,796	0.90	611,599	4,079	0.89
Non-interest bearing demand deposits	65,173			51,615
Other liabilities	6,474			6,569
Total liabilities	926,412			669,783

Stockholders’ equity
Preferred stock	11,169			8,500
Common stock	7,917			3,325
Paid-in capital	71,661			46,918
Treasury stock	(1,088)			(1,084)
Retained earnings	14,289			11,053
Accumulated other comprehensive income	(2,608)			(1,452)
Total stockholders’ equity	101,340			67,260
Total liabilities and stockholders’ equity	$1,027,752			$737,043

Net interest spread			2.84			2.91
Net interest income-margin		$20,354	2.91%		$14,987	2.99%

Non-Interest Income

Gain on loans held for sale and insurance income generate the core of the Bank’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Bank’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

For the three months ended September 30, 2014, noninterest income totaled $6.9 million compared to $7.6 million for the same time period in 2013.  The $708 decrease in noninterest income was mainly the result of a decrease in gain on sale of subsidiary of $626 which was a one-time event that occurred in 2013. Service charges totaled $183 and $183, for the three months ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014, noninterest income totaled $20.3 million compared to $23.2 million for the same time period in 2013.  The decrease in noninterest income was mainly the result of a decrease in gain on loans held for sale of $3.7 million due to a decrease in loan production. Service charges totaled $500 and $489, for the nine months ended September 30, 2014 and 2013, respectively.

The Bank is continually searching for ways to increase non-interest income.  Income from loans sold in the secondary market continues to be a major area of focus for the Bank and the Company, as well as insurance income and servicing retained income on mortgage loans sold into the secondary market. Insurance income increased significantly for both the three and nine month periods ended September 30, 2014 compared to the same time period in 2013. This significant increase was the result of MVB Insurance becoming a direct subsidiary of the Company on June 1, 2013, at which point the insurance company increased both staffing and the number of insurance products offered.

Non-Interest Expense

The Company had 325 full-time equivalent personnel at September 30, 2014, as noted, compared to 292 full-time equivalent personnel as of September 30, 2013.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy, mortgage processing and other operating expense generate the core of the Bank’s noninterest expense. The Company’s efficiency ratio was 89.57% for the third quarter of 2014 compared to 90.78% for the third quarter of 2013. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income slightly outpacing the growth in noninterest expense.

For the three months ended September 30, 2014, noninterest expense totaled $12.2 million compared to $11.6 million for the same time period in 2013. The $643 increase in noninterest expense was mainly the result of the following: increased salaries expense of $383, with the addition of the Edwin Miller Bank office and the northern Virginia commercial bank office, additional staffing related to organic growth and increases for existing staff; increased occupancy, equipment and depreciation costs of $343, the result of the additions of the Edwin Miller Bank office and the northern Virginia commercial bank office and additional leased office space related to MVB Insurance, LLC;  increased data processing costs of $155 due to increased volume and increased useage of products available to save time and better automate processes; increased FDIC insurance expense of $113 from deposit growth; decreased mortgage processing costs of $127 due to a reduction in loan volume; and decreased advertising costs of $167 due to a greater emphasis on utilization of funds related to advertising.

For the nine months ended September 30, 2014, noninterest expense totaled $35.2 million compared to $32.0 million for the same time period in 2013. The $3.3 million increase in noninterest expense was mainly the result of the following: increased salaries expense of $1.5 million, with the addition of the Edwin Miller Bank office and the northern Virginia commercial bank office,  additional staffing related to organic growth and increases for existing staff; increased occupancy, equipment and depreciation costs of $873, the result of the additions of the Edwin Miller Bank office and the northern Virginia commercial bank office and additional leased office space related to MVB Insurance, LLC;  increased data processing costs of $469 due to increased volume and increased usage of products available to save time and better automate processes;  increased consulting costs of $166, the result of increased outside services utilized in relation to current MD&A activities and other projects as necessary; increased FDIC insurance expense of $178 from deposit growth; increased other operating expenses of $414, mainly the result of increases in training, meals & entertainment, filing & recording fees, other taxes and other insurance expense; and decreased mortgage processing costs of $197 due to a reduction in loan volume;

Return on Average Assets and Average Equity (Annualized)

Returns on average assets (ROA) and average equity (ROE) annualized were .20% and 1.95% for the third quarter of 2014 compared to .37% and 3.70% in the third quarter of 2013. The .17% decrease in ROA is due to decreased earnings and a $260.1 million increase in average assets for the third quarter of 2014 compared to the third quarter of 2013. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The 1.75% decrease in ROE is also due to decreased earnings and a $28.5 million increase in average equity for the third quarter of 2014 compared to the third quarter of 2013. The increase in average equity was mainly due to the issuance of additional common and preferred stock.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2014 compared to 2013. The most significant areas of change between the quarters ended September 30, 2014 and September 30, 2013 were as follows: net loans increased to an average balance of $796.3 million from $543.0 million, interest-bearing liabilities grew to an average balance of $880.6 million from $670.7 million and stockholders’ equity grew by $28.5 million to an average of $110.4 million.  These trends reflect the continued growth of the Company and its subsidiaries  in the loan, deposit and capital areas.

Total assets at September 30, 2014 were $1,087 million or an increase of $99.8 million since December 31, 2013.  The greatest area of increase was $139.2 million in net loan growth.

Deposits totaled $846.3 million at September 30, 2014 or an increase of $150.5 million since December 31, 2013, mainly the result of an increase in broker buster deposits, public funds and other interest bearing deposits.

Stockholders’ equity has increased approximately $16.6 million from December 31, 2013 due to earnings for the nine months ended September 30, 2014 of $2.7 million, through the issuance of 361,865 shares of common stock totaling $5.8 million in additional capital and through the issuance of 783 shares of preferred stock totaling $7.8 million in additional capital.

Cash and Cash Equivalents

Cash and cash equivalents totaled $62.5 million as of September 30, 2014 compared to $39.8 million as of December 31, 2013.  The majority of this increase is related to temporary public funds deposit fluctuations.

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

Investment Securities

Investment securities totaled $127.0 million as of September 30, 2014 and $163.1 million as of December 31, 2013. The decrease in investment securities is due to the opportunity to sell certain securities at a gain and utilize the funds in higher yielding areas. The investment portfolio is fairly evenly balanced between government sponsored agency securities, mortgage-backed securities and municipal securities.

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

Loans

The Company’s loan portfolio totaled $762.9 million as of September 30, 2014 and $622.3 million as of December 31, 2013. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Kanawha, and Monongalia County areas of West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Northern Virginia is also a key area of focus for the Bank in the commercial and secondary market lending arena. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At September 30, 2014, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas. The loan portfolio mix as of September 30, 2014 remains consistent with the mix as of December 31, 2013.

Allowance for Loan Losses

The allowance for loan losses was $6.4 million or 0.83% of total loans at September 30, 2014 compared to $4.9 million or 0.79% of total loans at December 31, 2013. The Bank management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Bank Loan Review Committee.  The Bank Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses.  Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy.  While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem.  The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio.

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $846.3 million at September 30, 2014.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At September 30, 2014, non-interest bearing deposits totaled $64.5 million compared to $63.3 million at December 31, 2013.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $781.8 million at September 30 2014 compared to $632.5 million at December 31, 2013. Average interest-bearing liabilities totaled $880.6 million during the third quarter of 2014 compared to $670.7 million for the third quarter of 2013.  This change is due to the reclassification of $46.8 million in public funds balances from repurchase agreements to deposit accounts. Average non-interest bearing demand deposits totaled $72.8 million for the third quarter of 2014 compared to $49.2 million for the third quarter of 2013.  Management will continue to emphasize deposit gathering in 2014 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At September 30, 2014, repurchase agreements totaled $33.9 million compared to $81.6 million at December 31, 2013.  In addition to the aforementioned funds alternatives, the Bank has access to more than $206.7 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 6.3% and 7.3% in August 2014 and 2013, respectively.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows for the periods indicated:

	August 2014	August 2013
Berkeley County	6.3%	5.8%
Harrison County	5.3%	5.0%
Jefferson County	5.1%	4.6%
Marion County	6.0%	5.6%
Monongalia County	4.8%	4.3%
Kanawha County	6.0%	5.4%

The numbers from all six counties continue to be significantly better than the national numbers. The Company and the Bank nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 0.62% in September of 2014 versus 0.16% in September of 2013 and charge offs to total loans were 0.10% and 0.29% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

During the six month period ended June 30, 2014 the Company received additional subscriptions for 361,865 shares totaling $5.8 million in additional capital. The proceeds of this offering are being used to support continued growth of the Company.

At September 30, 2014, accumulated other comprehensive loss totaled $(2,388) compared to $(2,961) at December 31, 2013. This change is primarily the result in the rise of the market values of investment securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2013 Form 10-K. At September 30, 2014, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers.  The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2014 and December 31, 2013 was $156.8 million and $92.3 million, respectively.

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

Future Outlook

The Company’s and the Bank’s results of operations in the third quarter of 2014 are slightly down compared to the third quarter of 2013 mainly due to an increase in noninterest expense and a decrease in other operating income, details of which are discussed above. The Company’s emphasis in future periods will be to do those things that have made the bank successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the bank in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2014, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2014, the Company began a private offering under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) of subordinated promissory notes and preferred stock.  During the six month period ended June 30, 2014, the Company received net proceeds related to subscriptions for subordinated promissory notes totaling $29.3 million.  In addition, during the same period, the Company received subscriptions for seven hundred eighty-three preferred stock shares totaling $7.8 million in additional capital.  The proceeds of these subordinated debt and preferred stock offerings will be used to support continued growth of the Company and its Subsidiaries.

During 2013, the Company commenced a private offering under Rule 506 of Regulation D of its common stock to accredited investors.  As of December 31, 2013, the Company had received subscriptions for 610,194 common stock shares totaling $9.8 million in additional capital.  During the six month period ended June 30, 2014, the Company received additional subscriptions for 361,865 common stock shares totaling $5.8 million in additional capital at September 30, 2014.  The proceeds of this offering are also being used to support continued growth of the Company and its Subsidiaries.

During the first quarter of 2013, the Company completed a private offering to accredited investors which resulted in the issuance of 2,265,054 shares totaling $27.1 million in additional capital.  The proceeds of this offering were used to support the acquisition of Potomac Mortgage Group, Inc. (which now does business as MVB Mortgage) as well as the continued growth of the Company.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  At December 31, 2013 and 2012, MVB's loan production qualified for the lowest dividend rate possible of 1%.  MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%.

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

Date: November 14, 2014

MVB Financial Corp.

By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer & President

By:	/s/ Bret S. Price
Bret S. Price
Senior Vice President & Chief Financial Officer