Form 10-K
period 2014-12-31
MVB FINANCIAL CORP
filed 2015-03-16
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through June 30, 2014, the aggregate market value of the common shares of the Registrant held by non affiliates during that time was $105,974,912.  For this purpose certain executive officers and directors are considered affiliates..

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 19,  2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 16,  2015, the Registrant had 7,983,285 shares of common stock outstanding with a par value of $1.

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

Also during the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  This PMG acquisition provided the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream.   MVB Mortgage has eleven mortgage only offices, located in Virginia, within the Washington, District of Columbia / Baltimore, Maryland metropolitan area as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley County, West Virginia, at Edwin Miller Boulevard. In addition, the Bank opened a loan production office at 184 Summers Street, Charleston, Kanawha County, West Virginia, which was subsequently moved to 400 Washington Street East, Charleston, West Virginia and later replaced during March 2015 by a full service branch at the same location. During the first quarter of 2014, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals. In addition, the Bank opened a loan production office in Reston, Fairfax County, Virginia, from which the Bank operates as MVB Commercial Lending Company. The Company continuously reviews key performance indicators to measure our success.

Currently, the Bank operates eleven full-service banking branches in West Virginia, which are located at:  301 Virginia Avenue in Fairmont, Marion County; 9789 Mall Loop (inside the Shop N Save Supermarket) in White Hall, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10  Sterling  Drive in Morgantown, Monongalia County; and 231 Aikens Center in Martinsburg, Berkeley County.  During February 2015, the Bank opened a location at 100 NASA Boulevard, Fairmont, Marion County, West Virginia, which will ultimately replace the 9789 Mall Loop, White Hall, Marion County, West Virginia location as the Technology Park location offers a drive-thru facility to better serve customers. During March 2015, the location at 9789 Mall Loop will be closed.  Additionally during March 2015, the Bank opened a new full service location at 400 Washington Street East, Charleston, Kanawha County, West Virginia, replacing its loan production office at the same address. In addition, as noted, the Bank operates a loan production office as MVB Commercial Lending Company, at 1801 Reston Parkway, Suite 103, Reston, Fairfax County, Virginia.

In addition to MVB Mortgage, the Company has a wholly-owned subsidiary, MVB Insurance, LLC.  MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  MVB Insurance maintains its headquarters at 301 Virginia Avenue, Fairmont, West Virginia,   and operates offices at: 48 Donley Street, Suite 703, Morgantown, West Virginia, 400 Washington Street East, Charleston, West Virginia,; and 355 Wharton Circle, Suite 123, Triadelphia, West Virginia.

At December 31, 2014, the Company had total assets of $1,110.5 million, total loans of $798.3  million, total deposits of $823.2 million and total stockholders’ equity of $109.4 million.

The Company’s primary business activities, through its Subsidiaries, are currently community banking, mortgage banking, insurance services, and wealth management.  As a community banking entity, the Bank offers its customers a full range of products through various delivery channels.  Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities.  Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer.  Since the opening date of January 4, 1999, the Bank, has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support in the Marion County, West Virginia and Harrison County, West Virginia markets, expansion into West Virginia’s eastern panhandle counties and, most recently, into Monongalia County, West Virginia.  With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened up increased market opportunities in the Washington, District of Columbia metropolitan region and added enough volume to better diversify the Company’s earnings stream.

At December 31, 2014, the Company had 324 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

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

Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2014 and 2013 are as follows:

	Commercial
	&
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$32,258	$2,891	$—	$1,265	$36,414
Gain on loans held for sale	900	18,691	—	(1,199)	18,392
Insurance income	—	—	3,523	—	3,523
Other income	4,930	325	—	(1,239)	4,016
Total operating income	38,088	21,907	3,523	(1,173)	62,345
Expenses:
Interest expense	7,366	1,635	—	(918)	8,083
Salaries and employee benefits	13,287	14,487	3,417	—	31,191
Provision for loan losses	2,582	—	—	—	2,582
Other expense	12,094	5,640	1,027	(255)	18,506
Total operating expenses	35,329	21,762	4,444	(1,173)	60,362
Income (loss) before income taxes	2,759	145	(921)	—	1,983
Income tax expense (benefit)	208	40	(344)	—	(96)
Net income (loss)	2,551	105	(577)	—	2,079
Preferred stock dividends	332	—	—	—	332
Net income (loss) available to common shareholders	$2,219	$105	$(577)	$—	$1,747

Capital expenditures for the year ended December 31, 2014	$9,112	$333	$353	$—	$9,798
Total assets as of December 31, 2014	1,189,746	101,791	4,031	(185,109)	1,110,459
Goodwill as of December 31, 2014	897	16,882	—	—	17,779

	Commercial
	&
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$25,088	$2,103	$—	$(231)	$26,960
Gain on loans held for sale	2,853	19,042	—	(415)	21,480
Insurance income	—	—	1,722	—	1,722
Other income	3,843	1,400	—	—	5,243
Total operating income	31,784	22,545	1,722	(646)	55,405
Expenses:
Interest expense	5,014	1,181	—	(646)	5,549
Salaries and employee benefits	12,441	13,017	1,609	—	27,067
Provision for loan losses	2,260	—	—	—	2,260
Other expense	9,811	5,081	634	—	15,526
Total operating expenses	29,526	19,279	2,243	(646)	50,402
Income (loss) before income taxes	2,258	3,266	(521)	—	5,003
Income tax expense (benefit)	5	1,240	(262)	—	983
Net income (loss)	2,253	2,026	(259)	—	4,020
Preferred stock dividends	85	—	—	—	85
Net income (loss) available to common shareholders	$2,168	$2,026	$(259)	$—	$3,935

Capital expenditures for the year ended December 31, 2013	$5,613	$489	$399	$—	$6,501
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of December 31, 2013	897	16,882	—	—	17,779

Commercial & Retail Banking

For the year ended December 31, 2014, the Commercial & Retail Banking segment earned $2.2 million compared to $2.2 million in 2013. Net interest income increased by $4.8 million, mostly the result of average loan balances increasing by $219.7 million. Noninterest income decreased by $866, largely the result of decreased income from portfolio loans held for sale of $1.9 million. This was the result of integrating the mortgage company in mid-2013, as the bank mortgage volume was transferred to the mortgage company. Noninterest expense increased by $3.1 million, mainly the result of the following: $846 increase in salaries expense, $733 increase in occupancy and equipment expense, $340 increase in data processing expense, $330 increase in FDIC expense, $274 increase in consulting expense and $230 increase in legal expense. Loan loss provision also increased by $322 as a result of loan growth.

Mortgage Banking

For the year ended December 31, 2014, the Mortgage Banking segment earned $105 compared to earning $2.0 million in 2013. Net interest income increased $334, noninterest income decreased by $1.4 million and noninterest expense increased by $2.0 million. The $1.8 million earnings decrease is mainly due to a 17.1% decrease in origination volume, an increase in personnel expense of $1.5 million due to the addition of seven additional offices and employees to expand the base of operations as the mortgage business becomes more focused on purchase loans and less on the refinance business and the impact of a refinement in accounting estimate of $706 related to interest rate lock commitments.

Insurance

For the year ended December 31, 2014, the Insurance segment lost $577 compared to $259 in 2013. Noninterest income increased by $1.8 million and noninterest expense increased by $2.2 million.  Income tax benefit for 2014 increased by $82.

Market Area

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business.  Its extended market is in the adjacent counties.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2010.  The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990; 19,097 in 2000 and 18,704 in 2010, or a net decline of 5,159 or 21.6%.  Marion County increased its population from 1980 to 1990, 55,789 to 57,249, decreased to 56,598 in 2000 and decreased to 56,418 in 2010.  These changes resulted in a net increase of 1.1%.  The Marion County population includes that of Fairmont.  The result is that over the last 30 years, there has not been any significant change in population.  Harrison County’s population decreased from 69,371 in 1990 to 68,652 in 2000, increased to 69,099 in 2010 while Bridgeport’s population has increased from 7,306 in 2000 to 7,896 in 2010, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing.  The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 53,498 in 2010.  During this period, Charles Town has seen an increase in population of 80.9% to 5,259 in 2010.  Berkeley County’s population has grown from 75,905 in 2000 to 104,169 in 2010, making it the second-most populous county in West Virginia.  Martinsburg’s population has increased 15.1% since 2000 to 17,227 in 2010.  Monongalia County’s population has increased from 81,866 in 2000 to 96,189 in 2010, an increase of 17.5%.  Morgantown’s population in 2010 was 29,660, an increase of 2,851 or 10.6% since 2000.  Kanawha County’s population decreased slightly from 200,073 in 2000 to 193,063 in 2010, a decrease of 3.5%.  Charleston’s population in 2010 was 51,400, a decrease of 2,021 or 3.93% since 2000.  Based upon this data, the company’s offices are in some of the most desirable locations in the state of West Virginia.

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 5.4% and 6.5% in December 2014 and 2013, respectively.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows for the periods indicated:

	December 2014	December 2013
Berkeley County	4.9%	4.7%
Harrison County	4.3%	4.5%
Jefferson County	3.7%	4.1%
Marion County	4.6%	4.8%
Monongalia County	3.1%	3.4%
Kanawha County	4.9%	5.0%

The numbers from all six counties continue to be significantly better than the national numbers. The Company and the Bank nonperforming loan information supports the fact that the West Virginia economy has not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 1.16% in December of 2014 versus 0.14% in December of 2013 and charge offs to total loans were 0.16% and 0.25% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

The Company originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, the Company retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold.)  However, loans originated in excess of the Bank’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by the bank. The Company has no loans to foreign entities. The Company’s lending market area is primarily concentrated in the Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia Counties of West Virginia, as well as the northern Virginia area for mortgage and commercial lending.

Commercial Loans

At December 31, 2014, the Bank had outstanding approximately $560.8 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans.  These loans represented approximately 70.3% of the total aggregate loan portfolio as of that date.

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

The Bank evaluates all new commercial loans, as well as customers that have total outstanding loans that aggregate more than $1,000.  If deterioration in credit worthiness has occurred, the Bank takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered a classified loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans

At December 31, 2014, the Bank had outstanding consumer loans in an aggregate amount of approximately $17.1 million or approximately 2.1% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2014, the Bank had approximately $220.4 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 27.6% of total loans outstanding.

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

The Company primarily focuses on the Marion, Harrison, Jefferson, Berkeley, Monongalia and Kanawha County markets in West Virginia and the northern Virginia area for its products and services. Management believes it has developed a niche and a level of expertise in serving this area.

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

ITEM 1A.RISK FACTORS

No response required.

ITEM 1B.UNRESOLVED STAFF COMMENTS

No response required.

ITEM 2.PROPERTIES

The Company, through its Bank subsidiary, owns its main office located at 301 Virginia Avenue in Fairmont, West Virginia, along with its offices at 1000 Johnson Avenue in Bridgeport, West Virginia; 88 Somerset Boulevard in Charles Town, West Virginia; 651 Foxcroft Avenue in Martinsburg, West Virginia; 10 Sterling Drive in Morgantown, West Virginia; 100 NASA Boulevard in Fairmont, West Virginia; and 400 Washington Street East in Charleston, West Virginia..

The Company, through its Bank subsidiary, leases its office at 9789 Mall Loop inside the Shop N Save supermarket in White Hall, West Virginia;, the 2400 Cranberry Square office in Morgantown, West Virginia; the 406 West Main Street office in Clarksburg, West Virginia; the operations center space in Bridgeport, West Virginia; and the 231 Aikens Center office in Martinsburg, West Virginia.  The Company, through its MVB Insurance subsidiary, leases the 300 Wharton Circle office space in Triadelphia, West Virginia; and the 48 Donley Street office space in Morgantown, West Virginia.  The Company also leases additional space at 48 Donley Street in Morgantown, West Virginia.  Office space is also leased at the following locations by the Company’s MVB Mortgage subsidiary: 4035 Ridgetop Road in Fairfax, Virginia;, 20130 Lakeview Center Plaza in Ashburn, Virginia;, 11325 Random Hills Road in Fairfax, Virginia; 1311-A

Dolley Madison Boulevard in McLean, Virginia; 1206 Laskin Road in Virginia Beach, Virginia;, 1400 K Street NW in Washington, District of Columbia; 824 Meeting Street in West Columbia, South Carolina; 2508 Raeford Road in Fayetteville, North Carolina; 706 Green Valley Road in Greensboro, North Carolina; 4020 Wake Forest Road in Raleigh, North Carolina; 2011-1 Elk Road SW in Supply, North Carolina; and 1838 Sir Tyler Drive in Wilmington, North Carolina.

Additional information concerning the property and equipment owned or leased by the Company and its subsidiaries is incorporated herein by reference from “Note 4, Premises and Equipment” and “Note 16, Leases” of the Notes to the Financial Statements included in Item 8 of this Form 10-K.

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

Quarterly Market and Dividend Information:

	2014		2013
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$14.99	$0.04	$16.60	$0.04
Third Quarter	15.70	—	19.25	—
Second Quarter	16.00	0.04	14.13	0.035
First Quarter	16.50	—	12.25	—

MVB Financial Corp. had 1,197 stockholders of record at December 31, 2014. The Company began paying an annual dividend of $.05 per share beginning in December 2008 through December 2011.  Beginning in 2012, the Company began paying a semi-annual dividend of $.04 per share in June and December. In 2013 and 2014, MVB Financial Corp. paid a semi-annual dividend of $.04 per share in June and $.04 per share in December. No dividends were paid prior to 2008.

Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon	Weighted-average	plans (excluding
	exercise	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	543,870	$9.60	887,895
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	543,870	$9.60	887,895

During 2014, 6,400 stock options under the Company’s equity compensation plan were exercised.

ITEM 6.SELECTED FINANCIAL DATA

No response required.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

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

In Management’s Discussion and Analysis we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in the Company’s financial condition and results of operations.  We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Dixon Hughes Goodman, LLP. to audit the consolidated financial statements and their independent audit report is included herein.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans.  The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this financial review.

Investment Securities

Investment securities at the time of purchase are classified as one of the following:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had $54.5 million and $56.7 million as of December 31, 2014 and 2013.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

In June 2014, the FASB issued ASU 2014-12 – Compensation – Stock Compensation (Topic 718): “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” an update to the accounting standards related to stock compensation and accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In August 2014, the FASB issued ASU No. 2014-14 – Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,” to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In August 2014, the FASB issued ASU No. 2014-15 - Presentation of Financial Statements – Going Concern (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to reduce diversity in the timing and content of going concern disclosures.  This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

Summary Financial Results

The Company earned $2.1 million in 2014 compared to $4.0 million in 2013, a decrease of $1.9 million. The earnings equated to a 2014 return on average assets of .20% and a return on average equity of 2.01%, compared to prior year results of .51% and 5.11%, respectively.  Basic earnings per share were $0.22 in 2014 compared to $0.59 in 2013.

Diluted earnings per share were $0.22 in 2014 compared to $0.57 in 2013.

Net interest income increased $6.9 million, noninterest income decreased $2.5 million and noninterest expenses increased by $7.1 million. The Bank’s yield on earning assets in 2014 was 3.85% compared to 3.77% in 2013. Despite extensive competition, total loans increased to $798.3 million at December 31, 2014, from $622.3 million at December 31, 2013.  The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Deposits increased $127.4 million to $823.2 million at December 31, 2014, from $695.8 million at December 31, 2013.  The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the bank was 0.93% in 2014 compared to 0.85% in 2013. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 2.99% in 2014 compared to 2.99% in 2013.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. As noted above, the net interest margin was 2.99% in 2014 compared to 2.99% in 2013. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in the Bank’s markets.  During 2014, the Federal Reserve did not change rates and in fact committed to keep rates low through mid-2015.  Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2014, net interest income increased by $6.9 million or 32.3% to $28.3 million from $21.4 million in 2013.  This increase is largely due to the growth in average earning assets, primarily $219.7 million in loans and loans held for sale.  Average total earning assets were $946.5 million in 2014 compared to $715.0 million in 2013. Average total loans and loans held for sale grew to $779.8 million in 2014 from $560.1 million in 2013.  Primarily as a result of this growth, total interest income increased by $9.4 million, or 35.1%, to $36.4 million in 2014 from $27.0 million in 2013. Average investment securities increased $5.1 million, mainly the result of a $10.6 million average increase in municipal investments offset by a $5.5 million decrease in available-for-sale investments. The increased yield on the municipal securities of 13 basis points helped to increase the total investment portfolio yield.  Average interest-bearing liabilities, mainly deposits, likewise increased in 2014 by $210.2 million.  Average interest-bearing deposits grew to $710.4 million in 2014 from $507.7 million in 2013.  Total interest expense increased by $2.5 million, caused by a $1.6 million increase in deposit interest and a $1.1 million increase in subordinated debt interest.  The result was an 8 basis point increase in interest cost from 2013 to 2014.

The Company’s earning assets increased $231.4 million and net interest income increased by $6.9 million. The net interest margin continues to be pressured by increased competition for high quality loan growth and the deposit volume required to fund the growth.

The Bank’s yield on earning assets changed during 2014 as follows:  The loan portfolio yield decreased by 5 basis points and the investment portfolio yield increased by 13 basis points while funding costs increased by 8 basis points.

The cost of interest-bearing liabilities increased to 0.93% in 2014 from 0.85% in 2013. This increase is primarily the result of a 409 basis point increase in the cost of subordinated debt. Further discussion on subordinated debt is included in Note 6 to the consolidated financial statements.

Statistical Financial

Information Regarding MVB Financial Corp.

The following tables provide further information about interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2014			2013			2012
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Interest-bearing deposits in banks	$20,123	$45	0.22%	$12,530	$32	0.26%	$6,695	$15	0.22%
CDs with other banks	9,826	178	1.81	9,427	168	1.78	9,565	189	1.98
Investment securities:
Taxable	86,868	1,272	1.46	92,371	1,348	1.46	91,703	1,457	1.59
Tax-exempt	55,972	1,646	2.94	45,407	1,281	2.82	22,466	679	3.02
Loans and loans held for sale: (1)
Commercial	489,382	21,344	4.36	317,934	14,681	4.62	255,641	12,511	4.89
Tax exempt	29,682	1,078	3.63	24,863	959	3.86	18,980	809	4.26
Real estate	242,526	10,078	4.16	198,620	7,645	3.85	138,034	5,770	4.18
Consumer	18,228	773	4.24	18,714	846	4.52	14,812	824	5.56
Allowance for loan losses	(6,135)			(4,827)			(3,436)

Net loans	773,683	33,273	4.30	555,304	24,131	4.35	424,031	19,914	4.70

Total earning assets	946,472	36,414	3.85	715,039	26,960	3.77	554,460	22,254	4.01
Cash and due from banks	15,173			18,402			11,163
Other assets	75,309			61,854			24,101
Total assets	$1,036,954			$795,295			$589,724

Liabilities
Deposits:
NOW	$402,273	$3,157	0.78	$291,969	$2,208	0.76	$202,850	$1,832	0.90
Money market checking	38,332	191	0.50	23,715	72	0.30	29,683	125	0.42
Savings	37,576	126	0.34	31,039	196	0.63	23,461	137	0.58
IRAs	9,627	113	1.17	9,495	152	1.60	9,771	232	2.37
CDs	222,609	1,976	0.89	151,522	1,349	0.89	136,571	1,540	1.13
Repurchase agreements and federal funds sold	55,731	291	0.52	80,166	567	0.71	67,709	511	0.75
FHLB and other borrowings	80,855	1,087	1.34	63,763	926	1.45	15,468	466	3.01
Subordinated debt	19,011	1,142	6.01	4,124	79	1.92	4,124	87	2.11
Total interest-bearing liabilities	866,014	8,083	0.93	655,793	5,549	0.85	489,637	4,930	1.01
Non-interest bearing demand deposits	60,587			52,002			46,748
Other liabilities	6,699			8,786			3,315
Total liabilities	933,300			716,581			539,700

Stockholders’ equity
Preferred stock	12,471			8,500			8,500
Common stock	7,958			3,373			2,243
Paid-in capital	72,308			58,217			32,605
Treasury stock	(1,084)			(1,084)			(1,083)
Retained earnings	14,554			11,387			8,401
Accumulated other comprehensive income	(2,553)			(1,679)			(642)
Total stockholders’ equity	103,654			78,714			50,024
Total liabilities and stockholders’ equity	$1,036,954			$795,295			$589,724

Net interest spread			2.91			2.91			3.00
Net interest income-margin		$28,331	2.99%		$21,411	2.99%		$17,324	3.12%

(1) Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Rate Volume Calculation

2014 vs 2013

	Change in	Change in	Change in both	Total
(in thousands)	Volume	Rate	Rate & Volume	Change
Earning Assets
Loans
Commercial	7,917	(815)	(439)	6,663
Tax exempt	186	(56)	(11)	119
Real estate	1,598	1,024	226	2,848
Consumer	(22)	(52)	1	(73)
Investment securities:				—
Taxable	(80)	5	—	(75)
Tax-exempt	298	54	13	365
Interest-bearing deposits in banks	19	(4)	(2)	13
CDs with other banks	7	3	—	10
Total earning assets	9,923	159	(212)	9,870

Interest bearing liabilities
NOW	834	83	31	948
Money market checking	44	46	28	118
Savings	41	(92)	(19)	(70)
IRAs	2	(41)	(1)	(40)
CDs	633	(4)	(2)	627
Repurchase agreements and federal funds sold	(173)	(148)	45	(276)
FHLB and other borrowings	248	(69)	(18)	161
Subordinated debt	285	169	609	1,063
Total interest bearing liabilities	1,914	(56)	673	2,531
Total	8,009	215	(885)	7,339

Rate Volume Calculation

2013 vs 2012

	Change in	Change in	Change in both	Total
(in thousands)	Volume	Rate	Rate & Volume	Change
Earning Assets
Loans
Commercial	3,048	(706)	(172)	2,170
Tax exempt	251	(77)	(24)	150
Real estate	2,532	(745)	(327)	1,460
Consumer	217	(154)	(41)	22
Investment securities:				—
Taxable	11	(119)	(1)	(109)
Tax-exempt	693	(45)	(46)	602
Interest-bearing deposits in banks	13	2	2	17
CDs with other banks	(3)	(18)	—	(21)
Total earning assets	6,762	(1,862)	(609)	4,291

Interest bearing liabilities
NOW	805	(298)	(131)	376
Money market checking	(25)	(35)	7	(53)
Savings	44	11	4	59
IRAs	(7)	(76)	2	(81)
CDs	169	(324)	(35)	(190)
Repurchase agreements and federal funds sold	94	(32)	(6)	56
FHLB and other borrowings	1,455	(241)	(754)	460
Subordinated debt	—	(8)	—	(8)
Total interest bearing liabilities	2,535	(1,003)	(913)	619
Total	4,227	(859)	304	3,672

Provision for Loan Losses

The Company’s provision for loan losses for 2014 and 2013 were approximately $2.6 million and $2.3 million, respectively.

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

The total of non-interest income for 2014 was $25.9 million versus $28.4 million in 2013.

In 2014, gain on loans held for sale declined by $3.1 million due to lower loan production as a result of decreased refinance volume as well as the impact of a refinement in accounting estimate related to interest rate lock commitments.

MVB Mortgage sold a 25% share in a mortgage services company joint venture, Lender Services Provider, LLC (“LSP”), during the third quarter of 2013. A gain of $626 was recognized on this one-time event that occurred in 2013.

During the ordinary course of business in 2014, the Bank sold several investment securities at a gain of $413. All investments that were sold were classified as available-for-sale. MVB is always looking at ways to improve yield while maintaining a high quality short-term investment portfolio.

The Bank recognized income from the retention of servicing on mortgage loans sold of $6 in 2014 versus $826 in 2013. This $820 decrease relates to increased amortization expense and decreased income due to a decrease in new serviced loans in 2014 versus 2013.  This was a specifically planned strategy to reduce this area as the mortgage company sells loans on a servicing released basis. The Bank’s mortgage service asset at $1.4 million remains a very insignificant piece of the balance sheet.

The Company is continually searching for ways to increase non-interest income.  Gains from loans sold in the secondary market continues to be a major area of focus for the Bank and the Company, as well as insurance income. Insurance income increased by $1.8 million during 2014. This significant increase was the result of MVB Insurance becoming a direct subsidiary of the Company on June 1, 2013, at which point the insurance company increased both staffing and the number of insurance products offered and was able to record a full year of revenue in 2014 versus seven months in 2013.

Non-Interest Expense

Non-interest expense was $49.7 million in 2014 versus $42.6 million in 2013.  Approximately 63% and 64% of non-interest expense for 2014 and 2013, respectively, related to personnel costs.  Personnel are the lifeblood of every service organization, which is why personnel costs are such a significant part of the expenditure mix.  Salaries and benefits increased by $4.1 million in 2014, this increase related to the following: the addition of new bank and mortgage offices, additional staffing related to organic growth and increases for existing staff.

Equipment and occupancy expense increased by $1.4 million in 2014.  This increase was mainly the result of the opening of multiple new bank and mortgage office locations, the completion of a new facility in Kanawha County, West Virginia and construction of a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Consulting expense increased by $274 in 2014.  This increase related mainly to merger and acquisition activity that took place throughout most of 2014.

Data processing increased by $448 in 2014. The increase was largely driven by overall growth in terms in personnel and office space company wide and the usage of additional products, services and providers to better serve the client base.

FDIC insurance increased from $489 in 2013 to $819 in 2014, the direct result of continued deposit growth.

Income Taxes

The Company incurred an income tax benefit of $96 in 2014 and income tax expense of $1.0 million in 2013.

The Company’s effective tax rate decreased from 20% in 2013 to negative 5% in 2014. This decrease was largely driven by the increase in tax-free income on loans and securities,  which increased by $484 in 2014, and the decline in pre-tax earnings.

Return on Assets

The Company’s return on average assets was .20% in 2014, compared to .51% in 2013. The decreased return in 2014 is a direct result of a $1.9 million decrease in earnings, while average total assets increased by $241.7 million, mainly the result of a $219.7 million increase in average total gross loans.

Return on Equity

MVB Financial Corp.’s return on average stockholders’ equity (“ROE”) was 2.01% in 2014, compared to 5.11% in 2013. The decreased return in 2014 is a direct result of a $1.9 million decrease in earnings, while average equity increased by $24.9 million as a result of the completion of a $15.6 million private common stock offering to accredited investors and a $7.8 million preferred stock offering.

Overview of the Statement of Condition

The balance sheet changed significantly from 2013 to 2014.  Loans increased by $176.0 million to $798.3 million at December 31, 2014.  Investment securities decreased by $40.3 million, deposits increased by $127.4 million, repurchase agreements decreased by $48.9 million, subordinated debt increased by $29.4 million and stockholders’ equity increased by $15.4 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $30.1 million at December 31, 2014, compared to $39.8 million at December 31, 2013.  This increase was due to a $15.5 million decrease in balances in the cash and due from bank accounts and a $5.7 million increase in interest bearing balances at year end.

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

Investment Securities

Investment securities totaled $122.8 million at December 31, 2014, compared to $163.1 million at December 31, 2013.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value (in thousands):

December 31,	2014	2013	2012

Available-for-sale securities:
U. S. Agency securities	$37,534	$58,822	$22,192
U.S. Sponsored Mortgage-backed securities	29,932	46,592	56,376
Equity and other securities	747	997	810
Total investment securities available-for-sale	$68,213	$106,411	$79,378

Held-to-maturity securities:
Municipal securities	$54,538	$56,670	$35,370

Investment securities are a fairly even mix of available-for-sale and held-to-maturity.  Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities.  At December 31, 2014, the amortized cost of investment securities totaled $123.4 million, resulting in unrealized gain in the investment portfolio of $657.  The Company decreased available-for-sale securities during 2014 in order to take advantage of rate opportunities yielding gains and to free up room for increased loan growth.  The entire municipal portfolio is currently classified as held to maturity.  The municipal portfolio continues to give the company the ability to pledge and to better the effective tax rate.

The following table shows the maturities for the investment securities portfolio at December 31, 2014 (in thousands):

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Fair Value

U. S. Agency securities	$—	—%	$20,186	1.30%	$17,740	1.51%	$—	—%	$37,926	$37,534
U.S. Sponsored Mortgage-backed securities	—	—	—	—	5,092	1.52	25,201	1.29	30,293	29,932
Equity and other securities	—	—	670	10.00	—	—	—	—	670	747
Municipal securities	—	—	2,411	1.85	16,564	2.77	35,563	2.93	54,538	55,871

	$—	—%	$23,267	1.61%	$39,396	2.04%	$60,764	2.25%	$123,427	$124,084

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

Loans

The Company’s lending is primarily focused in Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia County, West Virginia with a secondary focus on the adjacent counties in West Virginia. Northern Virginia is also a key area of focus for the Bank in the commercial and secondary market lending arena.  The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $798.3 million as of December 31, 2014, compared to $622.3 million at December 31, 2013.

During 2014, the Bank experienced loan growth of $176.0 million.  The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area.  Residential real estate and home equity loans grew $74.4 million and commercial and non-residential real estate loans grew approximately $103.4 million.

Major classification of loans held for investment at December 31, are as follows:

(in thousands)	2014	2013	2012	2011	2010

Commercial and non-residential real estate	$560,752	$457,388	$299,639	$238,504	$194,700
Residential real estate and home equity	220,442	146,001	130,012	121,536	86,020
Consumer	17,103	18,916	16,792	13,782	13,324
Total	$798,297	$622,305	$446,443	$373,822	$294,044

At December 31, 2014, commercial loans represented the largest portion of the portfolio approximating 70.3% of the total loan portfolio. Commercial loans totaled $560.8 million at December 31, 2014, compared to $457.4 million at December 31, 2013.  Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 27.6% of the total loan portfolio. Residential real estate and home equity loans totaled $220.4 million at December 31, 2014, compared to $146.0 million at December 31, 2013.  Included in residential real estate loans are home equity credit lines totaling $45.9 million at December 31, 2014, compared to $27.8 million at December 31, 2013. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia County markets, as well as Northern Virginia.

Consumer lending continues to be a part of core lending. At December 31, 2014, consumer loan balances totaled $17.1 million compared to $18.9 million at December 31, 2013.  The majority of consumer loans are in the direct lending area.  Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders.  This is another important product necessary to serve our market areas.

The following table provides additional information about loans:

Loan maturities at December 31, 2014:

		One Thru	Due After
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial and nonresidential real estate	$120,718	$222,442	$217,592	$560,752

Residential real estate and home equity	59,067	8,034	153,341	220,442

Consumer and other	4,588	7,671	4,844	17,103

Total	$184,373	$238,147	$375,777	$798,297

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2014 that mature after one year:

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
Predetermined fixed interest rate	$223,683	$103,946	$6,483	$334,112
Floating or adjustable interest rate	216,351	57,429	6,032	279,812
Total as of December 31, 2014	$440,034	$161,375	$12,515	$613,924

Loan Concentration

At December 31, 2014, commercial loans comprised the largest component of the loan portfolio.  There are very few commercial loans that are not secured by real estate.  Such non-real estate secured loans generally are lines of credit secured by accounts receivable.  While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2014 and 2013 impaired loans totaled $14.8 million and $6.6 million respectively.  A portion of the Allowance for Loan Losses of $690 and $1,458 was allocated to cover any loss in these loans at December 31, 2014 and 2013, respectively.  Loans past due more than 30 days were $26.6 million and $2.8 million, respectively, at December 31, 2014 and 2013.

	December 31
	2014	2013
Loans past due more than 30 days to gross loans	3.33%	0.45%
Loans past due more than 90 days to gross loans	1.14%	0.14%

Net charge-offs of $1.3 million in 2014 and $1.5 million in 2013 were incurred. The provision for loan losses was $2.6 million in 2014 and $2.3 million in 2013.  Net charge-offs represented .17% and .25% in 2014 and 2013, respectively, compared to average outstanding loans for the indicated period.

The following tables reflect the allocation of the allowance for loan losses as of December 31, 2014, 2013, 2012, 2011 and 2010:

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935
Charge-offs	(1,110)	(130)	(68)	(1,308)
Recoveries	7	3	4	14
Provision	1,857	707	18	2,582
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076
Charge-offs	(1,458)	(38)	(33)	(1,529)
Recoveries	57	70	1	128
Provision	1,903	285	72	2,260
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2011	$2,164	$615	$266	$3,045
Charge-offs	(1,731)	(9)	(51)	(1,791)
Recoveries	5	5	12	22
Provision	2,669	145	(14)	2,800
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2010	$1,517	$667	$294	$2,478
Charge-offs	(552)	(526)	(111)	(1,189)
Recoveries	4	10	19	33
Provision	1,195	464	64	1,723
ALL balance at December 31, 2011	$2,164	$615	$266	$3,045

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2009	$1,717	$288	$236	$2,241
Charge-offs	(547)	(124)	(241)	(912)
Recoveries	—	45	4	49
Provision	347	458	295	1,100
ALL balance at December 31, 2010	$1,517	$667	$294	$2,478

	2014		2013		2012		2011		2010
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans

Commercial and nonresidential real estate	$4,363	70%	$3,609	73%	$3,107	67%	$2,164	64%	$1,517	66%
Residential real estate and home equity	1,653	28	1,073	23	756	29	615	33	667	29
Consumer and other	207	2	253	3	213	4	266	4	294	5
Total	$6,223	100%	$4,935	100%	$4,076	100%	$3,045	100%	$2,478	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure.  When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.  When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, the loan is returned to accrual status. Interest income on loans would have increased by approximately $221 if loans had performed in accordance with their terms.

Non-performing assets and past due loans:

(Dollars in Thousands)	2014	2013	2012	2011	2010

Non-accrual loans
Commercial	$3,462	$284	$3,081	$2,453	$828
Real estate and home equity	487	29	43	76	1,243
Consumer and other	—	76	1	163	158
Total non-accrual loans	3,949	389	3,125	2,692	2,229
Accruing loan past due 90 days or more	5,306	460	329	584	562
Total non-performing loans	9,255	849	3,454	3,276	2,791
Other real estate, net	575	375	207	176	402

Total non-performing assets	$9,830	$1,224	$3,661	$3,452	$3,193

Non-performing loans as a % of total loans	1.16%	0.14%	0.77%	0.88%	0.95%
Allowance for loan losses as a % of non-performing loans	67.24%	581.27%	118.01%	92.95%	88.79%

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $823.2 million, or 83.1% of funding sources at December 31, 2014.  This same information at December 31, 2013 reflected $695.8 million in deposits representing 78.5% of such funding sources.  Cash management accounts, which are available to large corporate customers, represented 3.3% and 9.2% of funding sources at December 31, 2014 and 2013, respectively.  Borrowings represented the remainder of such funding sources.

Management continues to emphasize the development of additional non-interest-bearing deposits as a core funding source for MVB. At December 31, 2014, non-interest-bearing balances totaled $67.1 million compared to $63.3 million at December 31, 2013 or 8.2% and 9.1% of total deposits respectively.

(in thousands)	2014	2013	2012

Demand deposits of individuals, partnerships, and corporations
Non-interest bearing demand	$67,066	$63,336	$54,619
Interest bearing demand	431,896	320,420	225,369
Savings and money markets	87,715	70,902	48,789
Time deposits including CDs and IRAs	236,550	241,153	157,742
Total deposits	$823,227	$695,811	$486,519

Time deposits that meet or exceed the FDIC insurance limit	$23,257	$22,358	$6,934

Interest-bearing deposits totaled $756.2 million at December 31, 2014, compared to $632.5 million at December 31, 2013. On a percentage basis, interest bearing checking accounts compose the largest component of deposits. Average interest-bearing liabilities totaled $866.0 million during 2014 compared to $655.8 million during 2013. Average non-interest bearing liabilities totaled $67.3 million during 2014 compared to $60.8 million during 2013. Management will continue to emphasize deposit gathering in 2015 by offering outstanding customer service and competitively priced products.

Maturities of time deposits that meet or exceed the FDIC insurance limit:

(Dollars in Thousands)	2014

Under 3 months	$46,804
Over 3-12 months	39,784
Over 1 to 3 years	29,666
Over 3 years	19,855
Total	$136,109

Short-term borrowings:

(Dollars in Thousands)	2014	2013	2012

Ending balance	$95,829	$98,028	$23,065
Average balance	76,185	55,686	6,331
Highest month-end balance	120,229	98,028	23,065
Weighted average rate during the year	0.27%	0.25%	0.25%
Rate at December 31	0.32%	0.25%	0.25%

Repurchase agreements:

(Dollars in Thousands)	2014	2013	2012

Ending balance	$32,673	$81,578	$70,234
Average balance	55,731	80,166	67,709
Highest month-end balance	83,781	81,578	70,234
Weighted average rate during the year	0.52%	0.71%	0.80%
Rate at December 31	0.35%	0.65%	0.76%

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. Repurchase agreements totaled $32.7 million at December 31, 2014, compared to $81.6 million in 2013. Short-term borrowings from FHLB totaled $95.8 million at December 31, 2014, compared to $98.0 million at year-end 2013.

Capital/Stockholders’ Equity

During the year ended December 31, 2014, stockholders’ equity increased approximately $15.4 million to $109.4 million. This increase consists of net income for the year of $2.1 million, along with capital raises of $5.8 million to accredited investors and $7.8 million in newly issued preferred stock. Although stockholders’ equity increased as noted above, the equity to assets ratio only increased 0.33% to 9.86% due to the increase in total assets during 2014. The Company paid dividends to common shareholders of $636 in 2014 and $537 in 2013 which increased the dividend payout ratio from 13.36% in 2013 to 30.59% in 2014.

At December 31, 2014, accumulated other comprehensive loss totaled $2.6 million, a decrease in the loss of $319 from December 31, 2013. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to pension liability, net of income taxes, at December 31, 2014.  Because the majority of all the investment securities in the portfolio are classified as available-for-sale, both the investment and equity sections of the balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”.  Interest rate fluctuations between year-end 2014 and 2013 resulted in the change in market value of the portfolio.

The Bank has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Financial Statements. At December 31, 2014, the Company’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. The total risk-based capital ratio of 16.4% at December 31, 2014, is above the well-capitalized standard of 10%. The Tier 1 risk-based capital ratio of 12.0% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2014, was 9.0% and was also above the well-capitalized standard of 5%.  Management believes our capital continues to provide a strong base for profitable growth.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. The ALCO has determined that the earnings at risk shall not change more than 10 % from the base case for a 1% shift in interest rates, nor more than 15 % from the base case for a 2% shift in interest rates.  MVB is in compliance with this policy as of December 31, 2014.

The following table is provided to show the earnings at risk as of December 31, 2014.

(Dollars in Thousands)
Immediate
Interest Rate	Estimated Increase
Change	(Decrease) in Net
(one year time	Interest Income
frame)	December 31, 2014
(in Basis Points)	Amount	Percent
+200	$35,129	(0.41)%
+100	35,171	(0.29)%
Base rate	35,274
-100	35,075	(0.57)%
-200	$34,728	(1.55)%

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2014, cash provided by financing activities totaled $117.2 million, while outflows from investing activity totaled $151.9 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2014, is included in Note 7 to the consolidated financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

Fourth quarter net loss was $585 in 2014  compared to $591 net income in the fourth quarter of 2013.  This equated to basic earnings per share, on a quarterly basis, of $.09 loss in 2014 and $.16 in 2013.  Diluted earnings per share for the fourth quarter of 2014 and 2013 were $.09 loss and $.16, respectively.  Net interest income increased during the fourth quarter and was $7.3 million in the fourth quarter of 2014 compared to $6.2 million in 2013. Non-interest income was $6.3 million in the fourth quarter of 2014 compared to $5.4 million in 2013.  Non-interest expense increased to $14.4 million for the fourth quarter of 2014 from $10.6 million in 2013.  Loan loss provision was $390 for the fourth quarter of 2014, an increase of $123 over the fourth quarter of 2013.

Earnings in the fourth quarter of 2014 for MVB were down $1.2 million from the fourth quarter 2013. This decrease in earnings was seen in all three segments of operations.

The commercial and retail banking segment of MVB showed a decrease in earnings from the fourth quarter of 2014 by $444 from the same period one year prior due mainly to the following items. Net interest margin increased $774 due to the Company’s strong balance sheet growth, namely loan growth of $220 million and deposit growth of $203 million. Even so, the growth in margin included the negative impact of interest expense of $533 related to the addition of $29.4 million of subordinated debt which was not present in the prior year period. Salaries and benefits increased by $928 as a result of the staff additions related to the opening of loan production offices in Northern Virginia and Charleston, WV, and the addition of key staff members in both the commercial lending area and to the executive management team. Finally, other expenses decreased by $568, mostly the result of: a $175 increase in occupancy expense as the result of additional locations, a $152 increase in FDIC insurance as the result of deposit growth, a $128 increase in advertising and a $110 increase in data processing expense due to increased volume and product additions.

The mortgage segment of the Company showed a decrease in fourth quarter earnings of $588 as a result of the following items. Gains on the sale of loans into the secondary market increased by $1.5 million as a result of greater fourth quarter volume in 2014. Salaries and benefits increased by $1.7 million as a result of increased commission expense due to greater production volume and the addition of lenders in key markets. Additionally, the quarter was negatively impacted by $706 related to management’s refinement of an accounting estimate related to interest rate lock commitments. In addition, there was a larger tax benefit of $258 due to the larger operating loss versus prior year.

Finally, the insurance segment of MVB showed an earnings decrease of $144 in the fourth quarter of 2014 compared to the same period in 2013. The largest portion of this earnings decrease is the result of the resolution of legal matters during the quarter which totaled $250 and a larger tax benefit of $44 due to the larger operating loss versus prior year.

Future Outlook

The Company’s net income in 2014 was down from the prior year, mainly due to a focus on growing the potential of each segment of the business. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response required.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

December 31, 2014 and 2013

	2014	2013
ASSETS

Cash and cash equivalents:
Cash and due from banks	$13,403	$28,907
Interest bearing balances with banks	16,674	10,936
Total cash and cash equivalents	30,077	39,843
Certificates of deposit with other banks	11,907	9,427
Investment Securities:
Securities available-for-sale	68,213	106,411
Securities held-to-maturity (fair value of $55,871 for 2014 and $54,118 for 2013)	54,538	56,670
Loans held for sale	69,527	90,060
Loans:	798,297	622,305
Less: Allowance for loan losses	(6,223)	(4,935)
Net Loans	792,074	617,370
Premises and equipment	25,472	16,919
Bank owned life insurance	21,679	16,062
Accrued interest receivable and other assets	19,193	16,519
Goodwill	17,779	17,779

TOTAL ASSETS	$1,110,459	$987,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$67,066	$63,336
Interest bearing	756,161	632,475
Total Deposits	823,227	695,811

Accrued interest payable and other liabilities	10,310	6,878
Repurchase agreements	32,673	81,578
FHLB and other borrowings	101,287	104,647
Subordinated debt	33,524	4,124
Total Liabilities	1,001,021	893,038

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 20,783 and 20,000 shares authorized and 9,283 and 8,500 shares issued in 2014 and 2013, respectively	16,334	8,500
Common stock, par value $1, 20,000,000 shares authorized; 8,034,362 and 7,705,894 shares issued; and 7,983,285 and 7,654,817 shares outstanding in 2014 and 2013, respectively	8,034	7,706
Additional paid-in capital	74,342	68,518
Retained earnings	14,454	13,343
Accumulated other comprehensive loss	(2,642)	(2,961)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total Stockholders’ Equity	109,438	94,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,110,459	$987,060

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands except per share data)

Years ended December 31, 2014 and 2013

	2014	2013
INTEREST INCOME
Interest and fees on loans	$32,195	$23,172
Interest on deposits with other banks	223	200
Interest on investment securities - taxable	1,272	1,348
Interest on tax exempt loans and securities	2,724	2,240
Total interest income	36,414	26,960

INTEREST EXPENSE
Interest on deposits	5,563	3,977
Interest on repurchase agreements	291	567
Interest on FHLB and other borrowings	1,087	926
Interest on subordinated debt	1,142	79
Total interest expense	8,083	5,549

NET INTEREST INCOME	28,331	21,411
Provision for loan losses	2,582	2,260
Net interest income after provision for loan losses	25,749	19,151

NONINTEREST INCOME
Service charges on deposit accounts	633	623
Income on bank owned life insurance	588	460
Visa debit card income	685	558
Gain on loans held for sale	18,392	21,480
Capitalized servicing retained income	6	826
Insurance income	3,523	1,722
Gain on sale of securities	413	145
Gain on sale of subsidiary	—	626
Other operating income	1,691	2,005
Total noninterest income	25,931	28,445

NONINTEREST EXPENSES
Salaries and employee benefits	31,191	27,067
Occupancy expense	2,888	1,814
Equipment depreciation and maintenance	1,596	1,282
Data processing	1,628	1,180
Mortgage processing	2,520	2,417
Visa debit card expense	579	475
Advertising	1,437	1,444
Legal and accounting fees	1,299	1,273
Printing, stationery and supplies	424	503
Consulting fees	915	641
FDIC insurance	819	489
Travel	627	544
Other operating expenses	3,774	3,464
Total noninterest expense	49,697	42,593

Income before income taxes	1,983	5,003

Income tax (benefit) expense	(96)	983

Net Income	$2,079	$4,020

Preferred stock dividends	332	85

Net Income available to common shareholders	$1,747	$3,935

Earnings per share - basic	$0.22	$0.59
Earnings per share - diluted	$0.22	$0.57
Weighted average shares outstanding - basic	7,905,468	6,657,093
Weighted average shares outstanding - diluted	8,102,117	6,939,028

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

Years ended December 31, 2014 and 2013

	2014	2013

Net Income	$2,079	$4,020

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	2,196	(2,714)

Income tax effect	(878)	1,086

Reclassification adjustment for gain recognized in income	(413)	(145)

Income tax effect	165	58

Change in defined benefit pension plan	(1,252)	417

Income tax effect	501	(168)

Total other comprehensive income (loss)	319	(1,466)

Comprehensive income	$2,398	$2,554

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except per share data)

Years ended December 31, 2014 and 2013

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance December 31, 2012	$8,500	$2,933	48,750	9,945	$(1,495)	$(1,084)	$67,549

Net Income				4,020			4,020
Other comprehensive loss					(1,466)		(1,466)
Cash dividends paid ($0.07 per share)				(537)			(537)
Dividends on preferred stock				(85)			(85)
Stock split		3,853	(3,853)				—
Common stock issuance		866	22,243				23,109
Dividend reinvestment plan proceeds		32	881				913
Stock based compensation			196				196
Stock issuance from acquisition		22	301				323

Balance December 31, 2013	$8,500	$7,706	68,518	13,343	$(2,961)	$(1,084)	$94,022

Net Income				2,079			2,079
Other comprehensive income					319		319
Cash dividends paid ($0.08 per share)				(636)			(636)
Dividends on preferred stock				(332)			(332)
Preferred stock issuance	7,834						7,834
Common stock issuance		311	5,277				5,588
Dividend reinvestment plan proceeds		11	169				180
Stock based compensation			321				321
Common stock options exercised		6	57				63

Balance December 31, 2014	$16,334	$8,034	74,342	14,454	$(2,642)	$(1,084)	$109,438

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2014 and 2013

	2014	2013
OPERATING ACTIVITIES
Net Income	$2,079	$4,020
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	820	1,041
Net amortization of deferred loan fees	151	168
Provision for loan losses	2,582	2,260
Depreciation and amortization	1,245	936
Stock based compensation	321	196
Loans originated for sale	(843,233)	(1,023,418)
Proceeds of loans sold	882,158	1,040,367
Gain on sale of loans held for sale	(18,392)	(21,480)
Gain on sale of investment securities	(413)	(145)
Gain on sale of subsidiary	-	(626)
Income on bank owned life insurance	(588)	(460)
Deferred taxes	(1,082)	494
Other, net	(779)	(2,199)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,869	1,154

INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(29,573)	(56,995)
Purchases of investment securities held-to-maturity	(250)	(21,600)
Maturities/paydowns of investment securities available-for-sale	8,230	11,269
Maturities/paydowns of investment securities held-to-maturity	2,000	-
Sales of investment securities available-for-sale	61,299	15,237
Purchases of premises and equipment	(9,798)	(6,501)
Net increase in loans	(177,437)	(101,853)
Loans purchased	-	(76,052)
Purchases of restricted bank stock	(13,975)	(12,226)
Redemptions of restricted bank stock	15,024	8,757
Purchases of certificates of deposit with banks	(3,714)	-
Proceeds from sale of certificates of deposit with banks	1,234
Proceeds from sale of other real estate owned	76	278
Proceeds from sale of subsidiary	-	725
Purchase of bank owned life insurance	(5,000)	(5,078)
NET CASH USED IN INVESTING ACTIVITIES	(151,884)	(244,039)

FINANCING ACTIVITIES
Net increase in deposits	127,416	209,292
Net (decrease) increase in repurchase agreements	(48,905)	11,344
Net change in short-term FHLB borrowings	(2,199)	15,945
Principal payments on FHLB borrowings	(1,160)	(2,916)
Proceeds from subordinated debt	29,400	-
Proceeds from stock offering	5,588	23,109
Preferred stock issuance	7,834	-
Common stock options exercised	63	323
Dividend reinvestment plan proceeds	180	913
Cash dividends paid on common stock	(636)	(537)
Cash dividends paid on preferred stock	(332)	(85)
NET CASH PROVIDED BY FINANCING ACTIVITIES	117,249	257,388

(Decrease) increase in cash and cash equivalents	(9,766)	14,503

Cash and cash equivalents at beginning of period	39,843	25,340

Cash and cash equivalents at end of period	$30,077	$39,843

Supplemental disclosure of cash flow information

Loans transferred to other real estate owned	$346	$472

Cash payments for:
Interest	$8,953	$5,551
Income taxes	$1,729	$863

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

The Bank was formed on October 30, 1997 and chartered under the laws of the State of West Virginia.  The Bank commenced operations on January 4, 1999. As of December 31, 2014, the bank operates nine full-service banking branches in Marion, Harrison, Monongalia, Jefferson and Berkley counties, West Virginia and loan production offices in Harrison and Kanawha Counties in West Virginia The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are regulated by the West Virginia Division of Financial Institutions and the Federal Deposit Insurance Corporation (FDIC).

During 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  This PMG acquisition provided the Company and the Bank the opportunity to make the mortgage banking operation a much more significant line of business to further diversify its net income stream.  MVB Mortgage has eleven mortgage only offices, located in Virginia, within the Washington, District of Columbia metropolitan area as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

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

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses, derivative instruments, goodwill and deferred tax assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits.  Interest-earning deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported for loans, deposits and short term borrowing transactions.

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

Loans Held for Sale

Through multiple secondary market investors, MVB Mortgage has the ability to offer customers long-term fixed rate and variable rate mortgage products without holding these instruments in the bank’s loan portfolio.  MVB Mortgage values loans held for sale at fair value. Occasionally the Bank will sell portfolio loans and have them classified as loans held for sale. These loans are recorded at lower of cost or market.

Derivative Financial Instruments

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments).  Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives.  The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 120 days.  The Company protects itself from changes in interest rates through the use of both mandatory delivery arrangements and best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan.  As a result, the Company limits the exposure of losses with these arrangements and will not realize significant gains related to its rate lock commitments due to changes in interest rates.  The correlation between the rate lock commitments and the forward sales commitments is very high due to their similarity.

The fair value of rate lock commitments and forward sales commitments is not readily ascertainable with precision because rate lock commitments and forward sales commitments are not actively traded in stand-alone-markets.  The Company determines the fair value of rate lock commitments and forward sales commitments by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. During the fourth quarter 2014, management refined their calculation of interest rate locks to include the cost to originate loans, which resulted in a one-time expense of $706.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and commercial real estate secured loans; (iii) home equity loans; (iv) consumer and other loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each loan category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentages to get the adjusted factor to be applied to non-classified loans on a weighted basis, by risk grade. The following qualitative factors are analyzed:

•	Lending policies and procedures
•	Change in volume and severity of past due loans
•	Nature and volume of the portfolio
•	Experience and ability of management
•	Volume and severity of problem credits
•	Results of loan reviews, audits and exams
•	National, state, regional and local economic trends and business conditions
•	General economic conditions
•	Unemployment rates
•	Inflation / CPI
•	Changes in values of underlying collateral for collateral-dependent loans
•	Value of underlying collateral
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and shortages generally are not classified as impaired.  Generally the Company considers impaired loans to include loans classified as non-accrual loans, loans past due for longer than 90 days and troubled debt restructurings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when the Bank sells mortgage loans and retains the servicing on those loans.  On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained.  A valuation is done to determine the MSR’s value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSR’s is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2014 or 2013.  Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing.  Serviced loans are not included in the Consolidated Balance Sheets.  The amortization taken on the servicing asset for the years ended December 31, 2014 and 2013 was $574 and $369, respectively.  At December 31, 2014 and 2013, total loans serviced for others totaled $322,920 and $248,491, respectively.

Interest Rate Cap

The Company has entered into a rate protection transaction through SMBC Capital Markets, Inc. covering the period November 26, 2014 through December 1, 2019. The notional amount is $100 million and 3 month Libor is the underlying rate and the strike price is 3%. The 5 year coverage is broken into 20 quarterly caps. The Company’s fixed cost in the interest rate cap was $1.5 million. The credit support provider must maintain a long-term senior unsecured debt rating of A or better by S&P and A2 or better by Moody’s.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation.  The provision for depreciation is computed for financial reporting by the straight-line-method based on the estimated useful lives of assets, which range from 7 to 40 years on buildings and leasehold improvements and 3 to 10 years on furniture, fixtures and equipment.

Intangible Assets and Goodwill

The Company tests goodwill for impairment on an annual basis.  If it is determined that the fair value of the reporting unit is less than the carrying value of the unit, the Company would be required to recognize impairment equal to the difference between the fair value and the carrying value.  Based upon this assessment it was determined that goodwill was not impaired at December 31, 2014 or 2013. As of December 31, 2014 and 2013, the Company had goodwill of $17.8 million for both years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

Restricted Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2014 and 2013, the Bank holds $5,218 and $6,267, respectively. The stock is bought from and sold to the FHB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2013 and 2014 and has reinstituted the dividend.

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

Stock Based Compensation

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant.   A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses.  Any gains or losses on sale are then recorded in other non-interest expense.  At December 31, 2014 and 2013, the Company held other real estate of $575 and $375.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

Earnings Per Share

Diluted net income per common share includes any dilutive effects of stock options, and is computed by dividing net income by the average number of common shares outstanding during the period less the preferred stock dividend, adjusted for the dilutive effect of options under the Company’s 2003 and 2013 Stock Incentive Plan.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2014	2013

Numerator for both basic and diluted earnings per share:
Net Income	$2,079	$4,020
Less: Dividends on preferred stock	332	85
Net income available to common shareholders	$1,747	$3,935
Denominator:

Total average shares outstanding	7,905,468	6,657,093
Effect of dilutive stock options	196,649	281,935

Total diluted average shares outstanding	8,102,117	6,939,028

Earnings Per Share - Basic	$0.22	$0.59
Earnings Per Share - Diluted	$0.22	$0.57

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $1.4 million and $1.4 million for 2014 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

Reclassifications

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 financial statement presentation.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

In June 2014, the FASB issued ASU 2014-12 – Compensation – Stock Compensation (Topic 718): “Accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period,” an update to the accounting standards related to stock compensation and accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

In August 2014, the FASB issued ASU No. 2014-14 – Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure,’ to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA). The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period. Early adoption is permitted, provided the entity has adopted ASU 2014-04. The ASU should be adopted either prospectively or on a modified retrospective basis. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40): “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” to reduce diversity in the timing and content of going concern disclosures.  This ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole, that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

NOTE 2.  INVESTMENT SECURITIES

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$54,538	$1,600	$(267)	$55,871
Total investment securities held-to-maturity	$54,538	$1,600	$(267)	$55,871

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2013, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$56,670	$367	$(2,919)	$54,118
Total investment securities held-to-maturity	$56,670	$367	$(2,919)	$54,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

Amortized cost and fair values of investment securities available-for-sale at December 31, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U. S. Agency securities	$37,926	$73	$(465)	$37,534
U.S. Sponsored Mortgage-backed securities	30,293	58	(419)	29,932
Total debt securities	68,219	131	(884)	67,466
Equity and other securities	670	77	—	747
Total investment securities available-for-sale	$68,889	$208	$(884)	$68,213

Amortized cost and fair values of investment securities available-for-sale at December 31, 2013 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U. S. Agency securities	$60,744	$—	$(1,922)	$58,822
U.S. Sponsored Mortgage-backed securities	47,317	118	(843)	46,592
Total debt securities	108,061	118	(2,765)	105,414
Equity and other securities	810	187	—	997
Total investment securities available-for-sale	$108,871	$305	$(2,765)	$106,411

The following tables summarize amortized cost and fair values of debt securities by maturity:

	December 31, 2014
	Held to Maturity		Available for sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Within one year	$—	$—	$—	$—
After one year, but within five	2,411	2,453	20,185	20,117
After five years, but within ten	16,564	16,940	22,832	22,534
After ten Years	35,563	36,478	25,202	24,815
Total	$54,538	$55,871	$68,219	$67,466

Investment securities with a carrying value of $118,734  and $152,193 at December 31, 2014 and 2013, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2014, the details of which are included in the following table.  Although these securities, if sold at December 31, 2014 would result in a pretax loss of $1,151, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of December 31, 2014, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at December 31, 2014:

(in thousands)	Less than 12 months		12 months or more
Description and		Unrealized		Unrealized
number of positions	Fair Value	Loss	Fair Value	Loss

U.S. Agency securities (9)	$996	$(3)	$26,900	$(462)
U.S. Sponsored Mortgage-backed securities (8)	678	(3)	14,824	(416)
Municipal securities (42)	528	(3)	16,489	(264)
	$2,202	$(9)	$58,213	$(1,142)

The following table discloses investments in an unrealized loss position at December 31, 2013:

(in thousands)	Less than 12 months		12 months or more
Description and		Unrealized		Unrealized
number of positions	Fair Value	Loss	Fair Value	Loss

U.S. Agency securities (19)	$58,822	$(1,922)	$—	$—
U.S. Sponsored Mortgage-backed securities (18)	14,969	(113)	19,781	(730)
Municipal securities (103)	35,502	(2,535)	4,471	(384)
	$109,293	$(4,570)	$24,252	$(1,114)

The Company sold investments available-for-sale of $61.3 million and $15.2 million in 2014 and 2013, respectively. These sales resulted in gross gains of $553 and $145 and gross losses of $140 and $0 in 2014 and 2013, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company routinely generates 1-4 family mortgages for sale into the secondary market. During 2014 and 2013, the Company recognized sales proceeds of $882.2  million and $1.0  billion, resulting in gains on loans held for sale of $18.4 million and $21.5 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(in thousands)	2014	2013

Commercial and non-residential real estate	$560,752	$457,388
Residential real estate	174,507	118,204
Home equity	45,935	27,797
Consumer	17,103	18,916
	$798,297	$622,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of December 31, 2014 and 2013, net deferred (fees) and costs of $1,365 and $1,462, respectively, were included in the carrying value of loans.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2014 and 2013 (in thousands):

			Home
	Commercial	Residential	Equity	Consumer	Total
December 31, 2014
Individually evaluated for impairment	$13,782	$969	$28	$2	$14,781
Collectively evaluated for impairment	546,970	173,538	45,907	17,101	783,516
Total Loans	$560,752	$174,507	$45,935	$17,103	$798,297
December 31, 2013
Individually evaluated for impairment	$6,254	$261	$28	$93	$6,636
Collectively evaluated for impairment	451,134	117,943	27,769	18,823	615,669
Total Loans	$457,388	$118,204	$27,797	$18,916	$622,305

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2014 and 2013 (in thousands):

			Impaired
			Loans with
			No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2014

Commercial
Commercial Business	$—	$—	$3,606	$3,606	$3,606
Commercial Real Estate	1,527	260	5,021	6,548	6,548
Acquisition & Development	273	102	3,355	3,628	4,703
Total Commercial	1,800	362	11,982	13,782	14,857
Residential	969	298	—	969	969
Home Equity	28	28	—	28	28
Consumer	2	2	—	2	2
Total impaired loans	$2,799	$690	$11,982	$14,781	$15,856

December 31, 2013

Commercial
Commercial Real Estate	$1,801	$407	$120	$1,921	$2,199
Acquisition & Development	4,333	836	—	4,333	4,055
Total Commercial	6,134	1,243	120	6,254	6,254
Residential	261	175	—	261	261
Home Equity	28	28	—	28	28
Consumer	25	12	68	93	93
Total impaired loans	$6,448	$1,458	$188	$6,636	$6,636

Impaired loans have increased during 2014, but remain at a level that is manageable. The increase is primarily attributed to two loans that have experienced financial adversity as a result of the developments in the respective industries within which they operate, neither of which represents a concentration of any kind in the Bank’s commercial loan portfolio. One loan, with an outstanding balance of $3.6 million is dependent upon the condition of the coal industry, while the other loan, with a balance of $5.0 million, is a commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government. It is important to note that the commercial real estate loan was purchased from another financial institution in late 2013. It is the Bank’s position that the “Loan Sales Agreement” has been breached by the selling institution and legal recourse is being pursued by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended (in thousands):

	December 31, 2014			December 31, 2013
	Average	Interest	Interest	Average	Interest	Interest
	Investment	Income	Income	Investment	Income	Income
	in Impaired	Recognized on	Recognized on	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Business	$301	$14	$61	$—	$—	$—
Commercial Real Estate	2,213	149	105	1,878	38	58
Acquisition & Development	4,456	112	94	2,360	74	91
Total Commercial	6,970	275	260	4,238	112	149
Residential	804	20	20	356	7	6
Home Equity	28	1	1	2	1	—
Consumer	20	1	1	19	1	2
Total	$7,822	$297	$282	$4,615	$121	$157

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis.  The Credit Department performs an annual review of all commercial relationships $1,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio. The Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2014 and 2013 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2014

Commercial
Commercial Business	$234,547	$618	$3,713	$—	$238,878
Commercial Real Estate	262,215	11,242	7,323	—	280,780
Acquisition & Development	34,391	3,075	1,496	2,132	41,094
Total Commercial	531,153	14,935	12,532	2,132	560,752
Residential	171,395	2,147	965	—	174,507
Home Equity	45,684	223	28	—	45,935
Consumer	16,477	624	2	—	17,103
Total Loans	$764,709	$17,929	$13,527	$2,132	$798,297

December 31, 2013

Commercial
Commercial Business	$196,608	$5,830	$26	$—	$202,464
Commercial Real Estate	231,083	2,816	3,306	—	237,205
Acquisition & Development	9,783	2,920	5,016	—	17,719
Total Commercial	437,474	11,566	8,348	—	457,388
Residential	115,283	2,660	261	—	118,204
Home Equity	27,662	107	28	—	27,797
Consumer	18,188	635	93	—	18,916
Total Loans	$598,607	$14,968	$8,730	$—	$622,305

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2014 and 2013 (in thousands):

				90
		30-59	60-89	Days +	Total			90+ Days
		Days	Days	Past	Past	Total	Non-	Still
	Current	Past Due	Past Due	Due	Due	Loans	Accrual	Accruing
December 31, 2014
Commercial
Commercial Business	$233,464	$3,738	$1,500	$176	$5,414	$238,878	$107	$69
Commercial Real Estate	270,600	234	4,925	5,021	10,180	280,780	—	5,021
Acquisition & Development	37,739	—	—	3,355	3,355	41,094	3,355	—
Total Commercial	541,803	3,972	6,425	8,552	18,949	560,752	3,462	5,090
Residential	167,392	4,478	2,126	511	7,115	174,507	487	216
Home Equity	45,815	120	—	—	120	45,935	—	—
Consumer	16,692	411	—	—	411	17,103	—	—
Total	$771,702	$8,981	$8,551	$9,063	$26,595	$798,297	$3,949	$5,306

December 31, 2013
Commercial
Commercial Business	$202,275	$139	$24	$26	$189	$202,464	$26	$—
Commercial Real Estate	236,870	77	—	258	335	237,205	258	—
Acquisition & Development	17,719	—	—	—	—	17,719	—	—
Total Commercial	456,864	216	24	284	524	457,388	284	—
Residential	116,150	1,401	193	460	2,054	118,204	30	430
Home Equity	27,741	28	—	28	56	27,797	—	28
Consumer	18,747	92	—	77	169	18,916	76	1
Total	$619,502	$1,737	$217	$849	$2,803	$622,305	$390	$459

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

Interest income on loans would have increased by approximately $221 and $47 for 2014 and 2013, respectively, if loans had performed in accordance with their terms.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The segments described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Company and bank management tracks the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters.  All pools currently utilize a rolling 12 quarters.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 and 2013.  Activity in the allowance is presented for the periods indicated (in thousands):

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance at December 31, 2013	$3,609	$519	$554	$253	$4,935
Charge-offs	(1,110)	(130)	—	(68)	(1,308)
Recoveries	7	—	3	4	14
Provision	1,857	573	134	18	2,582
ALL balance at December 31, 2014	$4,363	$962	$691	$207	$6,223
Individually evaluated for impairment	$362	$298	$28	$2	$690
Collectively evaluated for impairment	$4,001	$664	$663	$205	$5,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance at December 31, 2012	$3,107	$514	$242	$213	$4,076
Charge-offs	(1,458)	(38)	—	(33)	(1,529)
Recoveries	57	60	10	1	128
Provision	1,903	(17)	302	72	2,260
ALL balance at December 31, 2013	$3,609	$519	$554	$253	$4,935
Individually evaluated for impairment	$1,243	$175	$28	$12	$1,458
Collectively evaluated for impairment	$2,366	$344	$526	$241	$3,477

During December 2013  the Bank purchased $74.3 million in performing commercial real estate secured loans in the northern Virginia area. At the time of acquisition, none of these loans were considered impaired. They were acquired at a premium of roughly 1.024 or $1.8 million, which is being amortized in accordance with ASC 310-20. These loans are collectively evaluated for impairment under ASC 450. Loans are monitored individually for payoff activity, and any necessary adjustments to the premium will be made accordingly. At December 31, 2014, these balances totaled $51.3 million. Of the $23 million decrease, MVB refinanced $15.7 million and sold a participation totaling $2.9 million. The weighted average yield on the remaining portfolio is 5.66%.

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  No TDR’s have defaulted for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the Bank had specific reserve allocations for TDR’s of $582 and $1.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The following table presents details related to loans identified as Troubled Debt Restructurings during the years ended December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial
Commercial Business	1	$3,606	$3,606	2	$119	$119
Commercial Real Estate	1	496	300	1	352	250
Acquisition and Development	—	—	—	3	4,349	4,333
Total Commercial	2	4,102	3,906	6	4,820	4,702
Residential Real Estate	1	389	382	—	—	—
Home Equity	—	—	—	1	28	28
Consumer	—	—	—	3	8	6
Total	3	$4,491	$4,288	10	$4,856	$4,736

(1)	The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 4.  PREMISES AND EQUIPMENT

Premises and equipment at December 31, were as follows:

(in thousands)	2014	2013

Land	$3,006	$1,976
Buildings and improvements	14,351	7,755
Furniture, fixtures and equipment	9,126	7,000
Construction in progress	3,669	4,154
Leasehold improvements	1,734	1,203
	31,886	22,088
Accumulated depreciation	(6,414)	(5,169)
Net premises and equipment	$25,472	$16,919

During 2014, the Bank completed construction of a new facility in Kanawha County, West Virginia and a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Depreciation expense amounted to $1,245 and $936 for 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(in thousands)	2014	2013

Demand deposits of individuals, partnerships, and corporations
Non-interest bearing demand	$67,066	$63,336
Interest bearing demand	431,896	320,420
Savings and money markets	87,715	70,902
Time deposits including CDs and IRAs	236,550	241,153
Total deposits	$823,227	$695,811

Time deposits that meet or exceed the FDIC insurance limit	$23,257	$22,358

Maturities of time deposits at December 31, 2014 were as follows (in thousands):

2015	$159,508
2016	42,679
2017	6,157
2018	12,312
2019	15,894
Total	$236,550

NOTE 6. BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania.  The remaining maximum borrowing capacity with the FHLB at December 31, 2014 was approximately $257,982.  At December 31, 2014 and 2013 the Bank had borrowed $101,287 and $104,647.

Short-term borrowings and Repurchase Agreements

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. Repurchase agreements totaled $32.7 million at December 31, 2014, compared to $81.6 million in 2013.  The decline in repurchase agreements simply relates to strategically moving customer accounts from repurchase agreements to public funds demand deposits accounts.  Short-term borrowings from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

FHLB totaled $95.8 million at December 31, 2014, compared to $98.0 million at year-end 2013. Information related to short-term borrowings and repurchase agreements is summarized below:

   Short-term borrowings:

(Dollars in thousands)	2014	2013

Balance at end of year	$95,829	$98,028
Average balance during the year	76,185	55,686
Maximum month-end balance	120,229	98,028
Weighted-average rate during the year	0.27%	0.25%
Rate at December 31	0.32%	0.25%

  Repurchase agreements:

(Dollars in thousands)	2014	2013

Balance at end of year	$32,673	$81,578
Average balance during the year	55,731	80,166
Maximum month-end balance	83,781	81,578
Weighted-average rate during the year	0.52%	0.71%
Rate at December 31	0.35%	0.65%

Average balances in the table above were calculated using daily averages for the related accounts.

Term notes from the FHLB as of December 31 were as follows:

(Dollars in thousands)	2014	2013
Fixed interest rate notes, originating between April 2002 and December 2007, due between July 2016 and April 2022, interest of between 4.50% and 5.90% payable monthly	$4,618	$5,759

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	840	860

	$5,458	$6,619

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

December 31, 2014

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

The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by the Company since 2012.  Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three month LIBOR Rate. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees.

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

December 31, 2014

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

The Company reflects subordinated debt in the amount of $33.5 million and $4.1 million as of December 31, 2014 and December 31, 2013 and interest expense of $1.1 million and $79 for the years ended December 31, 2014 and 2013.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2015	95,998
2016	1,246
2017	1,470
2018	81
2019	85
Thereafter	35,931
$134,811

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

in extending loans to customers.  The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

Total contractual amounts of the commitments as of December 31 were as follows:

(in thousands)	2014	2013

Available on lines of credit	$142,209	$89,956
Stand-by letters of credit	4,748	680
Other loan commitments	993	1,681
	$147,950	$92,317

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the Marion, Harrison, Monongalia, Kanawha, Jefferson and Berkeley County areas of West Virginia as well as the Northern Virginia area and adjacent counties.  Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment.  The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

Beginning in 2013, the Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $16,768 and $7,986 on December 31, 2014 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The provisions for income taxes for the years ended December 31, were as follows:

(in thousands)	2014	2013
Current:
Federal	$862	$216
State	124	273
	$986	$489

Deferred expense (benefit)
Federal	$(1,017)	$464
State	(65)	30
	(1,082)	494
Income tax expense (benefit)	$(96)	$983

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2014		2013
(Dollars in thousands)	Amount	%	Amount	%

Tax at Federal tax rate	$674	34%	$1,701	34%
Tax effect of:
State income tax	50	2.5%	125	2.5%
Tax exempt earnings	(820)	(41.3)%	(839)	(16.8)%
Other	—	0%	(4)	0%
	$(96)	(4.8)%	$983	19.7%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax assets and (liabilities) were comprised of the following at December  31 (in thousands):

	2014	2013

Allowance for loan losses	$2,292	$1,263
Minimum pension liability	1,491	990
Unrealized gain on securities available-for-sale	271	984
Gross deferred tax assets	4,054	3,237

Depreciation	(705)	(747)
Pension	(10)	(22)
Goodwill	(446)	(446)
Gross deferred tax liabilities	(1,161)	(1,215)

Net deferred tax asset	$2,893	$2,022

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

	Balance at				Balance
	Beginning				at end
(in thousands)	of Year	Borrowings	Retirement	Repayments	of Year

December 31, 2014	$18,090	$4,834	$(514)	$(1,782)	$20,628

December 31, 2013	$23,571	$3,090	$(7,723)	$(848)	$18,090

The Company held related party deposits of $6.9 million and $4.6 million at December 31, 2014 and December 31, 2013, respectively.

The Company held related party repurchase agreements of $0 and $1.5 million at December 31, 2014 and December 31, 2013, respectively.

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

The plan freeze lowered the pension cost in 2014 by $347 versus 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2014 and 2013 is as follows:

(in thousands)	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$6,492	$5,798
Service cost	346	651
Interest cost	306	247
Actuarial loss	2,194	(65)
Assumption changes	1,270	—
Curtailment impact	(2,299)	—
Benefits paid	(136)	(139)
Benefit obligation at end of year	$8,173	$6,492

Change in plan assets:
Fair value of plan assets at beginning of year	$4,071	$3,366
Actual return on plan assets	96	435
Employer contribution	440	409
Benefits paid	(136)	(139)
Fair value of plan assets at end of year	$4,471	$4,071

Funded status	$(3,702)	$(2,421)
Unrecognized net actuarial loss	3,727	2,475
Unrecognized prior service cost	—	—
Prepaid pension cost recognized	$25	$54

Accumulated benefit obligation	$8,173	$4,983

At December 31, 2014 and 2013, the weighted average assumptions used to determine the benefit obligation are as follows:

	2014		2013
Discount rate	3.90%		4.86%
Rate of compensation increase	n/a	%	3.00%

The components of net periodic pension cost are as follows (in thousands):

Service cost	$346	$651
Interest cost	306	247
Expected return on plan assets	(319)	(271)
Amortization of prior service costs	—	2
Amortization of loss	136	186
Net periodic pension cost	$469	$815

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

For the years December 31, 2014 and 2013, the weighted average assumptions used to determine net periodic pension cost are as follows:

	2014	2013
Discount rate	4.86%	4.31%
Expected long-term rate of return on plan assets	7.50%	7.46%
Rate of compensation increase	n/a %	3.00%

The Company’s pension plan asset allocations at December 31, 2014 and 2013, as well as target allocations for 2015 are as follows:

	12/31/2014	12/31/2013
Plan Assets
Cash	9%	7%
Fixed income	27%	28%
Alternative investments	15%	12%
Domestic equities	32%	33%
Foreign equities	16%	17%
Real estate inv. trusts (REITs)	1%	3%
Total	100%	100%

The estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $257.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2014.

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$402	$—	—	402
Fixed income	1,207	—	—	1,207
Alternative investments	—	671	—	671
Domestic equities	1,431	—	—	1,431
Foreign equities	715	—	—	715
Real estate inv. Trusts	45	—	—	45

Total assets at fair value	$3,800	$671	$—	$4,471

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The fair value of MVB’s pension plan assets at December 31, 2013 by asset class are as follows:

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

(in thousands)	Cash Flow

Contributions for the period of 01/01/15 through 12/31/15	$338
Estimated future benefit payments reflecting expected future service

2015	$221
2016	$229
2017	$252
2018	$258
2019	$277
2020 through 2024	$1,718

NOTE 11.  INTANGIBLE ASSETS

On October 7, 2005, the Company purchased a full service office in the Charles Town area of Jefferson County West Virginia.  This office held assets of $1.8 million and total deposits of $17.1 million.  As a result of this transaction, the Company recorded intangible assets of $897 goodwill and $128 in core deposit intangibles.  The core deposit intangibles

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

have been amortized using the double-declining balance method over 10 years.  As of December 31, 2014, $127 has been amortized and $1 remains to be amortized over the next year. Goodwill is evaluated for impairment on October 1st each year by the Company.  In December 2012 the Company purchased Potomac Mortgage Group (PMG), a mortgage company in Northern Virginia.  As a result of this transaction, MVB Mortgage recorded $16.9 million in goodwill.  This goodwill will be evaluated for impairment on an annual basis each December.

NOTE 12.  STOCK OFFERING

On June 30, 2014, the Company filed Certificates of Designations for its Convertible Noncumulative Perpetual Preferred Stock, Series B (“Class B Preferred”) and its Convertible Noncumulative Perpetual Preferred Stock, Series C (“Class C Preferred”).  The Class B Preferred Certificate designated 400 shares of preferred stock as Class B Preferred shares.  The Class B Preferred shares carry an annual dividend rate of 6% and are convertible into shares of Company common stock within thirty days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of - per share, as adjusted for future corporate activities.  The Class B Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends.  Redemption is subject to any necessary regulatory approvals.  In the event of liquidation of the Company, shares of Class B Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A.  Holders of Class B Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class B Preferred shares, share exchanges, reclassifications or changes of control, or as required by law.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

NOTE 13.  STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan (‘the Plan”) provides for the issuance of stock options to selected employees.  Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. For options granted in 2005 the vesting period has been accelerated to fully vest at December 31, 2005.  These options also expire 10 years from the date of the grant.  Options granted in 2006, 2010, 2011, 2012 and 2013 vest in 5 years and expire 10 years from the date of the grant, with the exception of 22,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of the grant. As of December 31, 2014, the Plan had $2.2 million shares authorized and $887,895 shares remaining available for issuance.

Total compensation expense recorded on stock options during 2014 and 2013 was $321 and $196, respectively. Proceeds from stock options exercised were $63 and  $323 during 2014 and 2013 respectively

The following summarizes MVB’s stock options as of and for the year ended December 31, 2014, and the changes for the year then ended:

		Weighted-
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at beginning of year	1,091,410	$11.20
Granted	288,495	15.99
Exercised	(6,400)	9.90
Forfeited/expired	(17,600)	11.66

Outstanding at end of year	1,355,905	$12.2

Exercisable at end of year	543,870	$9.6

Weighted-average fair value of options granted during 2014		$3.05
Weighted-average fair value of options granted during 2013		$1.71

The intrinsic value of options exercised during 2014 and 2013 was $37 and 413

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 2.65% and 2.08% for 2014 and 2013 and a weighted average expected life of the options of 7 years for both 2014 and 2013.  The expected volatility of MVB’s stock price used for 2014 options was 10.23%, while for the 2013 options it was 6.70%.  The expected dividend yield used was 50% for both 2014 and 2013.

The following summarizes information related to the total outstanding and exercisable options at December 31, 2014:

Options Outstanding				Options Exercisable
	Weighted-		Weighted-		Weighted-		Weighted-
	Average		Average		Average		Average
Total	Exercise	Intrinsic	Remaining	Total	Exercise	Intrinsic	Remaining
Options	Price	Value	Life	Options	Price	Value	Life

1,355,905	$12.2	3,771,104	6.73	543,870	$9.6	2,949,958	4.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as defined.  As of December 31, 2014 and 2013, the Company meets all capital adequacy requirements to which it is subject.

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

					MINIMUM
			MINIMUM		FOR CAPITAL
			TO BE WELL		ADEQUACY
	ACTUAL		CAPITALIZED		PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of December 31, 2014
Total Capital (to risk-weighted assets)
Consolidated	$133,780	16.4%	N/A	N/A	$65,249	8.0%
Subsidiary Bank	$124,725	15.4%	$81,125	10.0%	$64,900	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$98,158	12.0%	N/A	N/A	$32,625	4.0%
Subsidiary Bank	$118,503	14.6%	$48,675	6.0%	$32,450	4.0%

Tier I Capital (to average assets)
Consolidated	$98,158	9.0%	N/A	N/A	$41,480	4.0%
Subsidiary Bank	$118,503	10.8%	$54,682	5.0%	$43,746	4.0%

As of December 31, 2013
Total Capital (to risk-weighted assets)
Consolidated	$84,361	12.9%	N/A	N/A	$52,175	8.0%
Subsidiary Bank	$86,028	13.2%	$65,262	10.0%	$52,209	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$79,342	12.2%	N/A	N/A	$26,087	4.0%
Subsidiary Bank	$81,009	12.4%	$39,157	6.0%	$26,105	4.0%

Tier I Capital (to average assets)
Consolidated	$79,342	8.9%	N/A	N/A	$35,840	4.0%
Subsidiary Bank	$81,009	9.0%	$44,800	5.0%	$35,840	4.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

NOTE 15.  REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16.  LEASES

The Company leases land and building space for the operation of some banking offices.  All such leases qualify as operating leases.  Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014:

(in thousands)
Years ended December 31:
2015	$1,770
2016	1,666
2017	992
2018	674
2019	244
Thereafter	590
Total minimum payments required:	$5,936

Total rent expense for the years ended December 31, 2014 and 2013 was $1,703 and $1,034, respectively.

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

Estimated fair values have been determined by the Company using historical data, as generally provided in the Company’s regulatory reports, and an estimation methodology suitable for each category of financial instruments. The Company’s fair value estimates, methods and assumptions are set forth below for the Company’s other financial instruments.

Cash and cash equivalents: The carrying amounts for cash and cash equivalents approximate fair value because they have original maturities of 90 days or less and do not present unanticipated credit concerns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

Loans held for sale: Loans held for sale are reported at fair value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on committed market rates or the price secondary markets are currently offering for similar loans using observable market data. (Level II)

Loans:  The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality.  No prepayments of principal are assumed.

Mortgage servicing rights: The carrying value of mortgage servicing rights approximates their fair value.

Interest rate lock commitment:  For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis or (iii) less expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value.

Interest rate cap: The fair value of the interest rate cap is determined at the end of each quarter by determining through Bloomberg Finance the current price of the same cap for each quarter end.

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

Forward Sales Commitments: Forward sales commitments are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks and manage expected funding percentages. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities.

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

December 31, 2014

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at

			Quoted
			Prices
			in Active	Significant
			Markets for	Other	Significant
		Estimated	Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2014	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$30,077	$30,077	$30,077	$—	$—
Certificates of deposits with other banks	11,907	12,035	—	12,035	—
Securities available-for-sale	68,213	68,213	77	68,136
Securities held-to-maturity	54,538	55,871	—	55,871	—
Loans held for sale	69,527	69,527		69,527
Loans, net	792,074	803,036	—	—	803,036
Mortgage servicing rights	1,423	1,423			1,423
Interest rate lock commitment	1,020	1,020	—	—	1,020
Interest rate cap	1,423	1,423	—	1,423	—
Accrued interest receivable	2,387	2,387	—	728	1,659

Financial liabilities:
Deposits	$823,227	$824,078	$—	$824,078	$—
Repurchase agreements	32,673	32,673	—	32,673	—
FHLB and other borrowings	101,287	101,338	—	101,338	—
Forward sales commitments	431	431	—	431	—
Accrued interest payable	376	376	—	376	—
Subordinated debt	33,524	31,172	—	31,172	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

December 31, 2013
Financial assets:
Cash and cash equivalents	$39,843	$39,843	$39,843	$—	$—
Certificates of deposits	9,427	9,616	—	9,616	—
Securities available-for-sale	106,411	106,411	187	106,224	—
Securities held-to-maturity	56,670	54,118	—	54,118	—
Loans held for sale	90,061	90,061	—	90,061	—
Loans, net	617,370	620,295	—	—	620,295
Mortgage servicing rights	1,417	1,417	—	—	1,417
Interest rate lock commitment	1,081	1,081	—	—	1,081
Forward sales commitments	316	316	—	316	—
Accrued interest receivable	2,764	2,764	—	2,764	—

Financial liabilities:
Deposits	$695,811	$697,301	$—	$697,301	$—
Repurchase agreements	81,578	81,578	—	81,578	—
FHLB and other borrowings	104,647	104,742	—	104,742	—
Accrued interest payable	327	327	—	327	—
Subordinated debt	4,124	4,124	—	4,124	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

Assets Measured on a Recurring Basis

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company classified investments in government securities as Level 2 instruments and valued them using the market approach.  The following measurements are made on a recurring basis.

•

Available-for-sale investment securities -  Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2014. Valuation techniques are consistent with techniques used in prior periods.

•

Loans held for sale — Loans held for sale are carried at fair value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on the committed market rates or the price secondary markets are currently offering for similar loans using observable market data.

•

Interest rate lock commitment - For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis or (iii) less expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value.

•	Interest rate cap - The fair value of the interest rate cap is determined at the end of each quarter by determining through Bloomberg Finance the current price of the same cap for each quarter end.

•

Forward sales commitments – Forward sales commitments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis or (iii) less the cost to originate loans and applied pull through rate.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2014 and 2013 by level within the fair value hierarchy. Financial assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total

U.S. Agency Securities	$—	$37,534	$—	$37,534
U.S. Sponsored Mortgage backed Securities	—	29,932	—	29,932
Equity and Other Securities	77	670	—	747
Loans held for sale	—	69,527	—	69,527
Interest rate lock commitment	—	—	1,020	1,020
Interest rate cap	—	1,423	—	1,423
Forward sales commitments	—	(431)	—	(431)

	December 31, 2013
(in thousands)	Level I	Level II	Level III	Total

U.S. Agency Securities	$—	$58,822	$—	$58,822
U.S. Sponsored Mortgage backed Securities	—	46,592	—	46,592
Equity and Other Securities	187	810	—	997
Loans held for sale	—	90,061	—	90,061
Interest rate lock commitment	—	—	1,081	1,081
Forward sales commitments	—	316	—	316

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2014 and 2013 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

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

•

Mortgage Servicing Rights – Mortgage servicing rights (“MSRs”) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available.

Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are included in the table below (in thousands):

	December 31, 2014
	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$14,091	$14,091
Other real estate owned	—	—	575	575
Mortgage servicing rights	—	—	1,423	1,423

	December 31, 2013
	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$5,178	$5,178
Other real estate owned	—	—	375	375
Mortgage servicing rights	—	—	1,417	1,417

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

The following tables presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014 and 2013.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation	Unobservable
December 31, 2014	Fair Value	Technique	Input	Range

Impaired loans	$14,091	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$575	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,423	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation	Unobservable
December 31, 2013	Fair Value	Technique	Input	Range

Impaired loans	$5,178	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$375	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,417	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

NOTE 19. COMPREHENSIVE INCOME

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2014 (in thousands):

	2014	2013
	Amount	Amount
	Reclassified	Reclassified	Affected line item in the Statement where net
Details about AOCI Components	from AOCI	from AOCI	income is presented

Available-for-sale securities
Unrealized holding gains	$413	$145	Gain on sale of securities
	413	145	Total before tax
	(165)	(58)	Income tax expense
	248	87	Net of tax
Defined benefit pension plan items
Change in defined benefit pension plan	(208)	188	Salaries and benefits
	(208)	188	Total before tax
	83	(75)	Income tax expense
	(125)	113	Net of tax

Total reclassifications	$123	$200

	Unrealized
	gains (losses)
	on available-	Defined benefit
	for-sale	pension plan
(in thousands)	securities	items	Total

Balance at January 1, 2014	$(1,476)	$(1,485)	$(2,961)
Other comprehensive loss before reclassification	822	(626)	196
Amounts reclassified from AOCI	248	(125)	123
Net current period OCI	1,070	(751)	319
Balance at December 31, 2014	$(406)	$(2,236)	$(2,642)

Balance at January 1, 2013	$240	$(1,735)	$(1,495)
Other comprehensive loss before reclassification	(1,803)	137	(1,666)
Amounts reclassified from AOCI	87	113	200
Net current period OCI	(1,716)	250	(1,466)
Balance at December 31, 2013	$(1,476)	$(1,485)	$(2,961)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

NOTE 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to the parent company’s condensed balance sheets at December 31, 2014 and 2013, and the related condensed statements of income and cash flows for each of those years are presented below:

	December 31
(in thousands)	2014	2013
Condensed Balance Sheets
Assets
Cash	$5,528	$362
Investment in subsidiaries	135,633	97,164
Other assets	2,334	717
Total assets	$143,495	$98,243

Liabilities and stockholders’ equity
Other liabilities	$533	$97
Long-term debt	33,524	4,124
Total liabilities	34,057	4,221

Total stockholders’ equity	109,438	94,022
Total liabilities and stockholders’ equity	$143,495	$98,243

	Year ended December 31,
(in thousands)	2014	2013
Condensed Statements of Income
Income - dividends from bank subsidiary	$3,112	$2,666
Expenses - operating	2,972	499
Income before income taxes and undistributed earnings	140	2,167
Income tax (benefit)	(992)	(190)
Income after tax (benefit)	1,132	2,357
Equity in undistributed income earnings of subsidiaries	947	1,663
Net income	$2,079	$4,020

Preferred dividends	$332	$85
Net income available to common shareholders’	$1,747	$3,935
Other comprehensive income	$319	$(1,466)
Comprehensive income	$2,398	$2,554

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

(in thousands)	2014	2013
Condensed Statements of Cash Flows
OPERATING ACTIVITIES
Net income	$2,079	$4,020
Equity in undistributed earnings of subsidiaries	(947)	(1,663)
Increase in other assets	(1,778)	(340)
Increase in other liabilities	436	57
Stock option expense	321	196

Net cash provided by operating activities	111	2,950

INVESTING ACTIVITIES
Investment in subsidiary	(37,042)	(26,469)

Net cash used in investing activities	(37,042)	(26,469)

FINANCING ACTIVITIES
Proceeds of stock offering	5,588	23,109
Dividend reinvestment plan	180	913
Proceeds from subordinated debt	29,400	—
Preferred stock issuance	7,834	—
Common stock options exercised	63	323
Cash dividends paid on common stock	(636)	(537)
Cash dividends paid on preferred stock	(332)	(85)

Net cash provided by financing activities	42,097	23,723

Increase in cash	5,166	204

Cash at beginning of period	362	158

Cash at end of period	$5,528	$362

NOTE 21. SEGMENT REPORTING

During 2013, the Company identified three reportable segments: commercial and retail banking; mortgage banking; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

Information about the reportable segments and reconciliation to the consolidated financial statements for the years end December 31, 2014 and 2013 are as follows:

	Commercial
	&
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$32,258	$2,891	$—	$1,265	$36,414
Gain on loans held for sale	900	18,691	—	(1,199)	18,392
Insurance income	—	—	3,523	—	3,523
Other income	4,930	325	—	(1,239)	4,016
Total operating income	38,088	21,907	3,523	(1,173)	62,345
Expenses:
Interest expense	7,366	1,635	—	(918)	8,083
Salaries and employee benefits	13,287	14,487	3,417	—	31,191
Provision for loan losses	2,582	—	—	—	2,582
Other expense	12,094	5,640	1,027	(255)	18,506
Total operating expenses	35,329	21,762	4,444	(1,173)	60,362
Income (loss) before income taxes	2,759	145	(921)	—	1,983
Income tax expense (benefit)	208	40	(344)	—	(96)
Net income (loss)	2,551	105	(577)	—	2,079
Preferred stock dividends	332	—	—	—	332
Net income (loss) available to common shareholders	$2,219	$105	$(577)	$—	$1,747

Capital expenditures for the year ended December 31, 2014	$9,112	$333	$353	$—	$9,798
Total assets as of December 31, 2014	1,189,746	101,791	4,031	(185,109)	1,110,459
Goodwill as of December 31, 2014	897	16,882	—	—	17,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

	Commercial
	&
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$25,088	$2,103	$—	$(231)	$26,960
Gain on loans held for sale	2,853	19,042	—	(415)	21,480
Insurance income	—	—	1,722	—	1,722
Other income	3,843	1,400	—	—	5,243
Total operating income	31,784	22,545	1,722	(646)	55,405
Expenses:
Interest expense	5,014	1,181	—	(646)	5,549
Salaries and employee benefits	12,441	13,017	1,609	—	27,067
Provision for loan losses	2,260	—	—	—	2,260
Other expense	9,811	5,081	634	—	15,526
Total operating expenses	29,526	19,279	2,243	(646)	50,402
Income (loss) before income taxes	2,258	3,266	(521)	—	5,003
Income tax expense (benefit)	5	1,240	(262)	—	983
Net income (loss)	2,253	2,026	(259)	—	4,020
Preferred stock dividends	85	—	—	—	85
Net income (loss) available to common shareholders	$2,168	$2,026	$(259)	$—	$3,935

Capital expenditures for the year ended December 31, 2013	$5,613	$489	$399	$—	$6,501
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of December 31, 2013	897	16,882	—	—	17,779

Commercial & Retail Banking

For the year ended December 31, 2014, the Commercial & Retail Banking segment earned $2.2 million compared to $2.2 million in 2013. Net interest income increased by $4.8 million,  mostly the result of average loan balances increasing by $219.7 million. Noninterest income decreased by $866, largely the result of decreased income from portfolio loans held for sale of $1.9 million. This was the result of integrating the mortgage company in mid-2013, as the bank mortgage volume was transferred to the mortgage company. Noninterest expense increased by $3.1 million, mainly the result of the following: $846 increase in salaries expense, $733 increase in occupancy and equipment expense, $340 increase in data processing expense, $330 increase in FDIC expense, $274 increase in consulting expense and $230 increase in legal expense. Loan loss provision also increased by  $322 as a result of loan growth.

Mortgage Banking

For the year ended December 31, 2014, the Mortgage Banking segment earned $105 compared to earning $2.0 million in 2013. Net interest income increased $334, noninterest income decreased by $1.4 million and noninterest expense increased by $2.0 million. The $1.8 million earnings decrease is mainly due to a 17.1% decrease in origination volume, an increase in personnel expense of $1.5 million due to the addition of seven additional offices and employees to expand

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MVB FINANCIAL CORP. AND SUBSIDIARIES

December 31, 2014

the base of operations as the mortgage business becomes more focused on purchase loans and less on the refinance business and the impact of a refinement in accounting estimate of $706 related to interest rate lock commitments.

Insurance

For the year ended December 31, 2014, the Insurance segment lost $577 compared to $259 in 2013. Noninterest income increased by $1.8 million and noninterest expense increased by $2.2 million.  Income tax benefit for 2014 increased by $82.

NOTE 22. MERGERS AND ACQUISITIONS

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

The following acquisition related costs are included in the consolidated statements of income for the periods indicated (in thousands):

	Year ended	Year ended
	December 31, 2014	December 31, 2013
Consulting	$72	$20
Advertising	4	2
Printing, stationery and supplies	9	1
Legal and accounting fees	111	210
Equipment depreciation and maintenance	26	—
Meals and Entertainment	11	2
Travel	77	53
Total	$310	$288

NOTE 23. STOCK SPLIT

Common shares outstanding at December 31, 2014 and 2013, respectively, have been adjusted for the effect of a two for one stock split effected as a stock dividend paid on February 11, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MVB Financial Corp.

We have audited the accompanying consolidated balance sheet of MVB Financial Corp. and Subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVB Financial Corp. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVB Financial Corp.’s internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Rockville, Maryland

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

MVB Financial Corp.

We have audited the accompanying consolidated balance sheet of MVB Financial Corp. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of MVB Financial Corp.’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVB Financial Corp. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Wexford, Pennsylvania

March 27, 2014

S.R. Snodgrass, P.C. * 2100 Corporate Drive, Suite 400 * Wexford, Pennsylvania 15090-8399 * Phone: (724) 934-0344 * Facsimile: (724) 934-0345

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2014, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 1992.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financials statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Item 9A – Controls and Procedures” of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Date: March 16, 2015	/s/ Larry F. Mazza
Larry F. Mazza
CEO

Date: March 16, 2015

/s/ Bret S. Price
Bret S. Price
Senior Vice President & CFO

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MVB Financial Corp.

We have audited MVB Financial Corp. and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.    A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MVB Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MVB Financial Corp. and Subsidiaries as of and for the year ended December 31, 2014, and our report dated March 16, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Rockville, Maryland

March 16, 2015

ITEM 9B.OTHER INFORMATION

No response required.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of MVB include those persons identified under “Management Nominees to the Board of MVB” on page 2 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2015.

ITEM 11.EXECUTIVE COMPENSATION

See “Executive Compensation” on pages 10-11 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Stockholders for 2015.

MVB has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Principal Holders of Voting Securities” on page 13 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2015 which section is expressly incorporated by reference.

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

Total loans outstanding from the Bank at December 31, 2014 to MVB and Bank officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $18.1 million or 19.2% of total equity capital and 2.9% of total loans.  These loans do not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See “Ratification of Auditors” on page 15 of MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2015.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 95. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

EXHIBIT INDEX

MVB Financial Corp. Annual Report on Form 10-K for Fiscal Year Ended December 31, 2014

Exhibit Number	Description	Exhibit Location

3.1	Articles of Incorporation, as amended	Filed herewith

3.2	Bylaws	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.2	MVB Financial Corp. 2013 Stock Incentive Plan	Form S-8 Registration Statement, filed June 21, 2013, and incorporated by reference herein

10.3	Master Lease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

10.4	Sublease Agreement with S-N-S Foods, Inc. for premises occupied by Middletown Mall Office	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein
10.5	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, Registration No. 333-120931, filed December 1, 2004, and incorporated by reference herein

Exhibit Number	Description	Exhibit Location
11	Statement Regarding Computation of Earnings per Share	Filed herewith

14	Code of Ethics	Filed herewith

21	Subsidiary of Registrant	Filed herewith

23.1	Consents of Independent Registered Public Accounting Firms	Filed herewith

24	Power of Attorney	Filed herewith

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
99.1	Report of Dixon Hughes Goodman LLP Independent Auditors	Found on Page 90 herein
99.2	Report of S.R. Snodgrass, P.C., Independent Auditors	Found on Page 91 herein

99.3	Employment Agreement of Larry F. Mazza	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.

99.4	Employment Agreement of Donald T. Robinson	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.

99.5	Employment Agreement of Bret S. Price	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.

99.6	Employment Agreement of Patrick R. Esposito II	Form 8-K/A, filed January 24, 2014 and incorporated by reference herein.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (**)

(**)Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections