Form 10-Q
period 2015-03-31
MVB FINANCIAL CORP
filed 2015-05-08
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Accelerated filer    [ X ]

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  [     ]                         No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 8, 2015, the number of shares outstanding of the issuer’s only class of common stock was 7,983,285.

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

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014
Consolidated Statements of Income for the Three Months ended March 31, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 32-43 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents:
Cash and due from banks	$15,354	$13,403
Interest bearing balances	11,191	16,674
Total cash and cash equivalents	26,545	30,077
Certificates of deposits in other banks	11,659	11,907
Investment securities:
Securities available-for-sale	67,204	68,213
Securities held-to-maturity (fair value of $55,412 for 2015 and $55,871 for 2014)	53,903	54,538
Loans held for sale	125,802	69,527
Loans:	831,285	798,297
Less: Allowance for loan losses	(6,481)	(6,223)
Net loans	824,804	792,074
Bank premises, furniture and equipment	25,412	25,472
Bank owned life insurance	21,846	21,679
Accrued interest receivable and other assets	20,019	19,193
Goodwill	17,779	17,779
Total assets	$1,194,973	$1,110,459
Liabilities
Deposits
Non-interest bearing	$77,278	$67,066
Interest bearing	789,030	756,161
Total deposits	866,308	823,227

Accrued interest, taxes and other liabilities	12,189	10,310
Repurchase agreements	26,122	32,673
FHLB and other borrowings	145,243	101,287
Subordinated debt	33,524	33,524
Total liabilities	1,083,386	1,001,021

Stockholders’ equity
Preferred stock, par value $1,000; 20,783 authorized and 9,283 issued in 2015 and 2014, respectively	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized, 8,034,362 issued and 7,983,285 outstanding in 2015 and 2014, respectively	8,034	8,034
Additional paid-in capital	74,441	74,342
Retained earnings	16,416	14,454
Accumulated other comprehensive loss	(2,554)	(2,642)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	111,587	109,438
Total liabilities and stockholders’ equity	$1,194,973	$1,110,459

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Three months ended
	March 31,
	2015	2014
Interest income
Interest and fees on loans	$8,913	$7,298
Interest on deposits with other banks	64	46
Interest on investment securities – taxable	239	411
Interest on tax exempt loans and securities	571	754
Total interest income	9,787	8,509

Interest expense
Deposits	1,367	1,105
Repurchase agreements	24	126
FHLB and other borrowings	306	263
Subordinated debt	543	19
Total interest expense	2,240	1,513
Net interest income	7,547	6,996
Provision for loan losses	659	519
Net interest income after provision for loan losses	6,888	6,477

Noninterest income
Service charges on deposit accounts	132	146
Income on bank owned life insurance	167	128
Visa debit card and interchange income	209	168
Mortgage fee income	6,309	3,210
Gain on sale of portfolio loans	346	675
Insurance and investment services income	1,698	1,016
Gain on sale of securities	121	—
Gain on derivatives	2,249	335
Other operating income	180	78
Total noninterest income	11,411	5,756

Noninterest expense
Salary and employee benefits	9,734	6,797
Occupancy expense	875	627
Equipment depreciation and maintenance	483	362
Data processing and communications	926	686
Mortgage processing	746	545
Marketing, contributions and sponsorships	337	246
Professional fees	662	498
Printing, postage and supplies	186	193
Insurance, tax and assessment expense	428	339
Travel, entertainment, dues and subscriptions	320	312
Other operating expenses	270	232
Total noninterest expense	14,967	10,837
Income before income taxes	3,332	1,396
Income tax expense	1,229	238
Net income	$2,103	$1,158
Preferred dividends	142	21
Net income available to common shareholders	$1,961	$1,137

Earnings per share – basic	$0.25	$0.15
Earnings per share – diluted	$0.24	$0.15
Weighted average shares outstanding - basic	7,983,285	7,606,661
Weighted average shares outstanding - diluted	8,135,058	7,828,143

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Three months ended
	March 31,
	2015	2014

Net Income	$2,103	$1,158

Other comprehensive income:

Unrealized holding gains during the year	541	537

Income tax effect	(217)	(215)

Reclassification adjustment for gain recognized in income	(121)	—

Income tax effect	49	—

Change in defined benefit pension plan	(273)	—

Income tax effect	109	—

Other comprehensive income	88	322

Comprehensive income	$2,191	$1,480

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three months ended
	March 31,	March 31,
	2015	2014
Operating activities
Net income	$2,103	$1,158
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization and accretion of investments	185	224
Net amortization of deferred loan fees	22	73
Provision for loan losses	659	519
Depreciation and amortization	454	289
Stock based compensation	99	58
Loans originated for sale	(338,846)	(148,480)
Proceeds of loans sold	288,880	190,675
Mortgage fee income	(6,309)	(3,210)
Gain on sale of investment securities	(121)	—
Income on bank owned life insurance	(167)	(128)
Deferred taxes	(20)	(645)
Other, net	2,433	(4,632)
Net cash (used in) provided by operating activities	(50,628)	35,901
Investing activities
Purchases of investment securities available-for-sale	(11,535)	—
Purchases of investment securities held-to-maturity	—	(250)
Maturities/paydowns of investment securities held-to-maturity	540	—
Maturities/paydowns of investment securities available-for-sale	1,511	2,416
Sales of investment securities available-for-sale	11,484	—
Purchases of premises and equipment	(394)	(2,296)
Net increase in loans	(33,411)	(53,327)
Purchases of restricted bank stock	(6,040)	(2,773)
Redemptions of restricted bank stock	4,349	4,710
Proceeds from sale of certificates of deposit with banks	248	—
Proceeds from sale of other real estate owned	—	57
Net cash used in investing activities	(33,248)	(51,463)
Financing activities
Net increase in deposits	43,081	58,828
Net (decrease) in repurchase agreements	(6,551)	(10,080)
Net change in short-term FHLB borrowings	43,997	(44,128)
Principal payments on FHLB borrowings	(41)	(39)
Proceeds from stock offering	—	3,723
Preferred stock issuance	—	48
Cash dividends paid on preferred stock	(142)	(21)
Net cash provided by financing activities	80,344	8,331
(Decrease) in cash and cash equivalents	(3,532)	(7,231)
Cash and cash equivalents at beginning of period	30,077	39,843
Cash and cash equivalents at end of period	$26,545	$32,612

Supplemental disclosure of cash flow information

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$2,547	1,539
Income taxes	$—	465

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements included in the Company’s 2014 filing on Form 10-K.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in MVB’s December 31, 2014, Form 10-K filed with the Securities and Exchange Commission.

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

Note 2 – Recent Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): “Amendments to the Consolidation Analysis.”  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the provisions of ASU No. 2015-02 to determine the potential impact the new standard will have on the Company's consolidated financial statements.

Note 3 – Investments

Amortized cost and fair values of investment securities held-to-maturity at March 31, 2015, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$53,903	$1,716	$(207)	$55,412
Total investment securities held-to-maturity	$53,903	$1,716	$(207)	$55,412

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$54,538	$1,600	$(267)	$55,871
Total investment securities held–to-maturity	$54,538	$1,600	$(267)	$55,871

Amortized cost and fair values of investment securities available-for-sale at March 31, 2015 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$30,856	$32	$(109)	$30,779
U.S. Sponsored Mortgage-backed securities	35,936	91	(359)	35,668
Total debt securities	66,792	123	(468)	66,447
Equity and other securities	670	87	—	757
Total investment securities available-for-sale	$67,462	$210	$(468)	$67,204

Amortized cost and fair values of investment securities available-for-sale at December 31, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$37,926	$73	$(465)	$37,534
U.S. Sponsored Mortgage-backed securities	30,293	58	(419)	29,932
Total debt securities	68,219	131	(884)	67,466
Equity and other securities	670	77	—	747
Total investment securities available-for-sale	$68,889	$208	$(884)	$68,213

The following tables summarize amortized cost and fair values of debt securities by maturity at March 31, 2015:

	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$—	$—	$—	$—
After one year, but within five	3,145	3,239	13,120	13,100
After five years, but within ten	15,994	16,402	18,719	18,669
After ten years	34,764	35,771	34,953	34,678
Total	$53,903	$55,412	$66,792	$66,447

Investment securities with a carrying value of $115,882 at March 31, 2015, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of March 31, 2015, the details of which are included in the following table.  Although these securities, if sold at March 31, 2015 would result in a pretax loss of $675, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of March 31, 2015, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at March 31, 2015:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (7)	$—	$—	$24,008	$(109)
U.S. Sponsored Mortgage-backed securities (11)	12,127	(42)	13,988	(317)
Municipal securities (35)	6,204	(39)	8,366	(168)
	$18,331	$(81)	$46,362	$(594)

The following table discloses investments in an unrealized loss position at December 31, 2014:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$996	$(3)	$26,900	$(462)
U.S. Sponsored Mortgage-backed securities (8)	678	(3)	14,824	(416)
Municipal securities (42)	528	(3)	16,489	(264)
	$2,202	$(9)	$58,213	$(1,142)

For the three month period ended March 31, 2015 and 2014, the Company sold investments available-for-sale of $11.4 million and $0, respectively, resulting in gross gains of $121 and $0.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(409)	(14)	—	—	(423)
Recoveries	21	—	1	—	22
Provision	672	9	(12)	(10)	659
ALL balance March 31, 2015	$4,647	$957	$680	$197	$6,481
Individually evaluated for impairment	$554	$284	$28	$2	$868
Collectively evaluated for impairment	$4,093	$673	$652	$195	$5,613

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2015:

(in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$13,185	$949	$28	$2	$14,164
Collectively evaluated for impairment	578,573	173,667	48,202	16,679	817,121
Total Loans	$591,758	$174,616	$48,230	$16,681	$831,285

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2013	$3,609	$519	$554	$253	$4,935
Charge-offs	—	—	—	(9)	(9)
Recoveries	2	—	1	3	6
Provision	291	227	—	1	519
ALL balance March 31, 2014	$3,902	$746	$555	$248	$5,451
Individually evaluated for impairment	$1,358	$302	$29	$10	$1,699
Collectively evaluated for impairment	$2,544	$444	$526	$238	$3,752

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2014:

(in thousands)	Commercial	Residential	Equity	Consumer	Total
Individually evaluated for impairment	$6,739	$843	$29	$17	$7,628
Collectively evaluated for impairment	481,282	137,278	31,194	18,176	667,930
Total Loans	$488,021	$138,121	$31,223	$18,193	$675,558

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

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of March 31, 2015 and 2014, net deferred fees and costs of $1,351 and $1,613, respectively, were included in the carrying value of loans.

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

 The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2015 and December 31, 2014 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
March 31, 2015	Investment	Allowance	Investment	Investment	Balance
Commercial
Commercial Business	$—	$—	$3,319	$3,319	$3,319
Commercial Real Estate	6,539	453	—	6,539	6,539
Acquisition & Development	272	101	3,055	3,327	4,702
Total Commercial	6,811	554	6,374	13,185	14,560
Residential	868	284	81	949	949
Home Equity	28	28	—	28	28
Consumer	2	2	—	2	2
Total impaired loans	$7,709	$868	$6,455	$14,164	$15,539

December 31, 2014
Commercial
Commercial Business	$—	$—	$3,606	$3,606	$3,606
Commercial Real Estate	1,527	260	5,021	6,548	6,548
Acquisition & Development	273	102	3,355	3,628	4,703
Total Commercial	1,800	362	11,982	13,782	14,857
Residential	969	298	—	969	969
Home Equity	28	28	—	28	28
Consumer	2	2	—	2	2
Total impaired loans	$2,799	$690	$11,982	$14,781	$15,856

Impaired loans increased during 2014, but have remained at a level that is manageable. The increase was primarily attributed to two loans that experienced financial adversity as a result of the developments in the respective industries within which they operate, neither of which represents a concentration of any kind in the Bank’s commercial loan portfolio. One loan, with an outstanding balance of $3.3 million is dependent upon the condition of the coal industry, while the other loan, with a balance of $5.0 million, is a commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government. It is important to note that this commercial real estate loan was purchased from another financial institution in late 2013. It is the Bank’s position that the “Loan Sales Agreement” has been breached by the selling institution and legal recourse is being pursued by the Bank.

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Three months ended
	March 31, 2015
		Interest	Interest
	Average	Income	Income
	Investment	Recognized	Recognized on
	in Impaired	on Accrual	Cash
	Loans	Basis	Basis
Commercial
Commercial Business	$3,511	$39	$36
Commercial Real Estate	6,542	13	4
Acquisition & Development	3,527	85	1
Total Commercial	13,580	137	41
Residential	950	5	2
Home Equity	28	—	—
Consumer	2	—	0
Total	$14,560	$142	$43

	Three months ended
	March 31, 2014
	Average	Interest	Interest
	Investment	Income	Income
	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Business	$—	$—	$—
Commercial Real Estate	1,981	15	20
Acquisition & Development	4,497	58	11
Total Commercial	6,478	73	31
Residential	584	2	4
Home Equity	28	—	4
Consumer	43	—	—
Total	$7,133	$75	$39

As of March 31, 2015, the Bank did not hold any foreclosed residential real estate property. However, there were four consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $358 as of March 31, 2015.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank's Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis.  The Credit Department ensures that a review of all commercial relationships of one million dollars or greater is performed annually.

Review of the appropriate risk grade is included in both the internal and external loan review process, and on an ongoing basis.  The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio.  The Bank engages an external consultant to conduct loan reviews on at least an annual basis.  Generally, the external consultant reviews larger commercial relationships or criticized relationships.  The Bank’s Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2015 and December 31, 2014 (in thousands):

		Special
March 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$254,891	$549	$3,481	$—	$258,921
Commercial Real Estate	256,242	11,177	7,291	—	274,710
Acquisition & Development	51,856	2,944	1,495	1,832	58,127
Total Commercial	562,989	14,670	12,267	1,832	591,758
Residential	171,691	1,901	997	27	174,616
Home Equity	47,876	326	28	—	48,230
Consumer	16,229	450	2	—	16,681
Total Loans	$798,785	$17,347	$13,294	$1,859	$831,285

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$234,547	$618	$3,713	$—	$238,878
Commercial Real Estate	262,215	11,242	7,323	—	280,780
Acquisition & Development	34,391	3,075	1,496	2,132	41,094
Total Commercial	531,153	14,935	12,532	2,132	560,752
Residential	171,395	2,147	965	—	174,507
Home Equity	45,684	223	28	—	45,935
Consumer	16,477	624	2	—	17,103
Total Loans	$764,709	$17,929	$13,527	$2,132	$798,297

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and is in a collection process could warrant non-accrual status. A thorough review is to be presented to the Chief Credit Officer and or the Management Loan Committee ("MLC"), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status will be subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan approaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest should be charged off when a loan is placed in non-accrual status. Any payments subsequently received should be applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2015 and December 31, 2014 (in thousands):

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
March 31, 2015	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$254,688	$742	$3,329	$162	$4,233	$258,921	$162	$—
Commercial Real Estate	264,218	244	5,228	5,020	10,492	274,710	5,020	—
Acquisition & Development	54,718	150	—	3,259	3,409	58,127	3,054	205
Total Commercial	573,624	1,136	8,557	8,441	18,134	591,758	8,236	205
Residential	172,209	1,471	515	421	2,407	174,616	421	—
Home Equity	48,194	36	—	—	36	48,230	—	—
Consumer	16,436	26	219	—	245	16,681	—	—
Total	$810,463	$2,669	$9,291	$8,862	$20,822	$831,285	$8,657	$205

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
December 31, 2014	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$233,464	$3,738	$1,500	$176	$5,414	$238,878	$107	$69
Commercial Real Estate	270,600	234	4,925	5,021	10,180	280,780	—	5,021
Acquisition & Development	37,739	—	—	3,355	3,355	41,094	3,355	—
Total Commercial	541,803	3,972	6,425	8,552	18,949	560,752	3,462	5,090
Residential	167,392	4,478	2,126	511	7,115	174,507	487	216
Home Equity	45,815	120	—	—	120	45,935	—	—
Consumer	16,692	411	—	—	411	17,103	—	—
Total	$771,702	$8,981	$8,551	$9,063	$26,595	$798,297	$3,949	$5,306

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

Company and Bank management have identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are:  national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volume and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint. The combination of historical charge-off and qualitative factors are then weighted for each risk grade. These weightings are determined internally based upon the likelihood of loss as a loan’s risk grading deteriorates.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

To estimate the liability for off-balance sheet credit exposures, bank management analyzed the portfolios of letters of credit, non-revolving lines of credit, and revolving lines of credit, and based its calculation on the expectation of future advances of each loan category. Letters of credit were determined to be highly unlikely to advance since they are generally in place only to ensure various forms of performance of the borrowers. In the Bank’s history, there have been no letters of credit drawn upon. In addition, many of the letters of credit are cash secured and do not warrant an allocation. Non-revolving lines of credit were determined to be highly likely to advance as these are typically construction lines. Meanwhile, the likelihood of revolving lines of credit advancing varies with each individual borrower. Therefore, the future usage of each line was estimated based on the average line utilization of the revolving line of credit portfolio as a whole.

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the off-balance sheet liability related to these loans.

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Troubled debt restructurings during 2015 and 2014 are set forth in the following table.  No TDR’s have defaulted.  At March 31, 2015 and December 31, 2014, the Bank had specific reserve allocations for TDR’s of $576 and $582 , respectively.

The following tables present details related to loans identified as TDR’s for the three months ended March 31, 2014 (in thousands):

	New TDRs (1)
	For the Three months ended
	March 31, 2014
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Commercial
Commercial Real Estate	—	$—	$—
Acquisition and development	1	496	496
Total Commercial	1	496	496
Residential Real Estate	1	389	389
Total	2	$885	$885

(1)	The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

There were no new TDR's for the three months ended March 31, 2015.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings and Repurchase Agreements

Along with traditional deposits, the Bank has access to both overnight repurchase agreements and short-term borrowings from FHLB to fund its operations and investments. As of March 31, 2015 and December 31, 2014, the Bank had repurchase agreements of $26.1 million and $32.7 million, respectively. Short-term borrowings from FHLB totaled $139.8 million at March 31, 2015, compared to $95.8 million at December 31, 2014.

Information related to short-term borrowings and repurchase agreements is summarized below:

Short-term borrowings:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Balance at end of period	$139,826	$95,829
Average balance during the three and twelve months ended	110,986	76,185
Maximum month-end balance during the three and twelve months ended	139,826	120,229
Weighted-average rate during the three and twelve months ended	0.30%	0.27%
Rate at end of period	0.33%	0.32%

Repurchase agreements:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Balance at end of period	$26,122	$32,673
Average balance during the three and twelve months ended	29,981	55,731
Maximum month-end balance during the three and twelve months ended	32,470	83,781
Weighted-average rate during the three and twelve months ended	0.33%	0.52%
Rate at end of period	0.33%	0.35%

Term notes from the FHLB were as follows:	March 31,	December 31,
(Dollars in thousands)	2015	2014

Fixed interest rate notes, originating between April 1999 and December 2007, due between April 2014 and April 2022, interest of between 4.50% and 5.90% payable monthly	$4,582	$4,618

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	835	840
	$5,417	$5,458

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

At the election of a holder, any or all of the Notes may be converted into shares of common stock during the 30-day period after the first, second, third, fourth, and fifth anniversaries of the issuance of the Notes or upon a notice to prepay by the Company.  The Notes will convert into common stock based on $16 per share of the Company’s common stock.  The conversion price will be subject to anti-dilution adjustments for certain events such as stock splits, reclassifications, non-cash distributions, extraordinary cash dividends, pro rata repurchases of common stock, and business combination transactions.  The Company must give 20 days’ notice to the holders of the Company’s intent to prepay the Notes, so that holders may execute the conversion right set forth above if a holder so desires.

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

The Company reflects subordinated debt in the amount of $33.5 million as of March 31, 2015 and December 31, 2014 and interest expense of $543 and $19 for the three months ended March 31, 2015 and 2014.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2015	$139,954
2016	1,246
2017	1,470
2018	81
2019	85
Thereafter	35,931
$178,767

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$30,779	$—	$30,779
U.S. Sponsored Mortgage backed securities	—	35,668	—	35,668
Equity and Other Securities	87	670	—	757
Loans held for sale	—	125,802	—	125,802
Interest rate lock commitment	—	—	1,790	1,790
Interest rate cap	—	987	—	987
Liability:
Forward sales commitments	—	(150)	—	(150)

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$37,534	$—	$37,534
U.S. Sponsored Mortgage backed securities	—	29,932	—	29,932
Equity and Other Securities	77	670	—	747
Loans held for sale	—	69,527	—	69,527
Interest rate lock commitment	—	—	1,020	1,020
Interest rate cap	—	1,423	—	1,423
Liability:
Forward sales commitments	—	(431)	—	(431)

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2015 and 2014 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are included in the tables below:

	March 31, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$13,296	$13,296
Other real estate owned	—	—	575	575
Mortgage servicing rights	—	—	1,315	1,315

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$14,091	$14,091
Other real estate owned	—	—	575	575
Mortgage servicing rights	—	—	1,423	1,423

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
March 31, 2015:
Impaired loans	$13,296	Appraisal of collateral (1)	Appraisal adjustments(2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$575	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,315	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
December 31, 2014:
Impaired loans	$14,091	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$575	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,423	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

Certificates of deposits: The fair values for certificates of deposits are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for certificates of deposits with similar terms of investors.  No prepayments of principal are assumed.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

			Quoted Prices in	Significant	Significant
			Active Markets For	Other	Unobservable
	Carrying	Estimated	Identical Assets	Observable	Inputs
	Value	Fair Value	(Level 1)	Inputs (Level 2)	(Level 3)
March 31, 2015:
Financial assets:
Cash and cash equivalents	$26,545	$26,545	$26,545	$—	$—
Certificates of deposits with other banks	11,659	11,830	—	11,830	—
Securities available-for-sale	67,204	67,204	87	67,117	—
Securities held-to-maturity	53,903	55,412	—	55,412	—
Loans held for sale	125,802	125,802	—	125,802	—
Loans, net	824,804	833,854	—	—	833,854
Mortgage servicing rights	1,315	1,315	—	—	1,315
Interest rate lock commitment	1,790	1,790	—	—	1,790
Interest rate cap	987	987	—	987	—
Accrued interest receivable	2,828	2,828	—	808	2,020

Financial liabilities:
Deposits	$866,308	$867,410	$—	$867,410	$—
Repurchase agreements	26,122	26,122	—	26,122	—
FHLB and other borrowings	145,243	145,271	—	145,271	—
Forward sales commitments	150	150	—	150	—
Accrued interest payable	368	368	—	368	—
Subordinated debt	33,524	31,172	—	31,172	—

December 31, 2014
Financial assets:
Cash and cash equivalents	$30,077	$30,077	$30,077	$—	$—
Certificates of deposits with other banks	11,907	12,035	—	12,035	—
Securities available-for-sale	68,213	68,213	77	68,136	—
Securities held-to-maturity	54,538	55,871	—	55,871	—
Loans held for sale	69,527	69,527	—	69,527	—
Loans, net	792,074	803,036	—	—	803,036
Mortgage servicing rights	1,423	1,423	—	—	1,423
Interest rate lock commitment	1,020	1,020	—	—	1,020
Interest rate cap	1,423	1,423	—	1,423	—
Accrued interest receivable	2,387	2,387	—	728	1,659

Financial liabilities:
Deposits	$823,227	$824,078	$—	$824,078	$—
Repurchase agreements	32,673	32,673	—	32,673	—
FHLB and other borrowings	101,287	101,338	—	101,338	—
Forward sales commitments	431	431	—	431	—
Accrued interest payable	376	376	—	376	—
Subordinated debt	33,524	31,172	—	31,172	—

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

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  At December 31, 2014 and 2013, MVB's loan production qualified for the lowest dividend rate possible of 1%.  MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%.

Note 8 – Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2015 and 2014, stock options to purchase 666,570 and 468,070 shares at an average price of $10.04 and $8.84, respectively, were outstanding.  For the three months ended March 31, 2015 and 2014, the dilutive effect of stock options was 151,773 and 221,482 shares, respectively.

Note 9 – Segment Reporting

During 2013, the Company identified three reportable segments: commercial and retail banking; mortgage banking; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. In addition, the commercial and retail banking segment activity includes holding company revenue and expense items.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Commercial &
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$8,904	$978	$—	$(95)	$9,787
Mortgage fee income	(13)	6,551	—	(229)	6,309
Insurance and investment services income	71	—	1,627	—	1,698
Other income	1,937	2,688	—	(1,221)	3,404
Total operating income	10,899	10,217	1,627	(1,545)	21,198
Expenses:
Interest expense	2,042	522	—	(324)	2,240
Salaries and employee benefits	3,757	5,091	886	—	9,734
Provision for loan losses	659	—	—	—	659
Other expense	4,576	1,691	187	(1,221)	5,233
Total operating expenses	11,034	7,304	1,073	(1,545)	17,866
Income (loss) before income taxes	(135)	2,913	554	—	3,332
Income tax expense (benefit)	(97)	1,115	211	—	1,229
Net income (loss)	(38)	1,798	343	—	2,103
Preferred stock dividends	142	—	—	—	142
Net income (loss) available to common shareholders	$(180)	$1,798	$343	$—	$1,961

Capital expenditures for the three-month period ended March 31, 2015	$359	$28	$7	$-	$394
Total assets as of March 31, 2015	1,345,359	160,054	4,188	(314,628)	1,194,973
Total assets as of December 31, 2014	1,189,746	101,791	4,031	(185,109)	1,110,459
Goodwill as of March 31, 2015	897	16,882	-	-	17,779
Goodwill as of December 31, 2014	$897	$16,882	$-	$-	$17,779

	Commercial &
	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$7,758	$680	$—	$71	$8,509
Mortgage fee income	(32)	3,490	—	(248)	3,210
Insurance and investment services income	58	—	958	—	1,016
Other income	2,459	335	—	(63)	2,731
Total operating income	10,243	4,505	958	(240)	15,466
Expenses:
Interest expense	1,347	344	—	(178)	1,513
Salaries and employee benefits	3,030	2,977	790	—	6,797
Provision for loan losses	519	—	—	—	519
Other expense	3,872	1,250	181	(62)	5,241
Total operating expenses	8,768	4,571	971	(240)	14,070
Income (loss) before income taxes	1,475	(66)	(13)	—	1,396
Income tax expense (benefit)	268	(25)	(5)	—	238
Net income (loss)	1,207	(41)	(8)	—	1,158
Preferred stock dividends	21	—	—	—	21
Net income (loss) available to common shareholders	$1,186	$(41)	$(8)	$—	$1,137

Capital expenditures for the three-month period ended March 31, 2014	$1,869	$117	$310	$-	$2,296
Total assets as of March 31, 2014	1,050,763	86,407	4,059	(143,804)	997,425
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of March 31, 2014	897	16,882	-	-	17,779
Goodwill as of December 31, 2013	$897	$16,882	$-	$-	$17,779

Commercial & Retail Banking

For the three months ended March 31, 2015, the Commercial & Retail Banking segment lost  $180 compared to $1.2 million in earnings during the three months ended March 31, 2014. Net interest income increased by $451, mainly the result of average loan balances increasing by $172.1 million. In addition, average subordinated debt increased $29.4 million which led to a $524 increase in interest expense. Noninterest income decreased by $490,  largely the result of decreased gains on sales of portfolio loans of $330. This was the result of an $18.0 million decrease in volume of portfolio loans sold. Noninterest expense increased by $1.6 million, mainly the result of the following $727 in salaries expense, $247 in occupancy and equipment expense, $299 in data processing and communications expense, $181 in professional fees and $140 in provision for loan losses. Preferred stock dividends also increased by $121 as a result of new preferred stock issued by the Company on June 30, 2014.

Mortgage Banking

For the three months ended March 31, 2015, the Mortgage Banking segment earned $1.8 million compared to  a $41 loss during the three months ended March 31, 2014. Net interest income increased $120, noninterest income increased by $5.4 million and noninterest expense increased by $2.6 million. The $1.9 million earnings increase is mainly due to a 126% increase in origination volume, which helped drive a $3.1 million increase in mortgage fee income as well as a $2.4 million increase in gain on derivative. Personnel expense also increased by $2.1 million

Insurance

For the three months ended March 31, 2015, the Insurance segment earned  $343 compared to an $8 loss during the three months ended March 31, 2014. Noninterest income increased by $669 and noninterest expense decreased by $102.  Income tax expense for the first quarter 2015 increased by $224.

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

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations for the three months ended March 31, 2015 and 2014 is as follows:

	For the three months ended	For the three months ended
(in thousands)	March 31, 2015	March 31, 2014
Service cost	$—	$208
Interest cost	79	78
Expected Return on Plan Assets	(79)	(79)
Amortization of Net Actuarial Loss	64	35
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$64	$242

Contributions Paid	$36	$94

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
	Amount	Amount
(in thousands)	Reclassified	Reclassified	Affected line item in the Statement where net
Details about AOCI Components	from AOCI	from AOCI	income is presented

Available-for-sale securities
Unrealized holding gains	$121	$—	Gain on sale of securities
	121	—	Total before tax
	(49)	—	Income tax expense
	72	—	Net of tax
Defined benefit pension plan items
Change in defined benefit pension plan	(107)	23	Salaries and benefits
	(107)	23	Total before tax
	43	(9)	Income tax expense
	(64)	14	Net of tax

Total reclassifications	$8	$14

	Unrealized
	gains (losses)
	on available-	Defined benefit
	for-sale	pension plan
(in thousands)	securities	items	Total

Balance at January 1, 2015	$(406)	$(2,236)	$(2,642)
Other comprehensive income (loss) before reclassification	324	(228)	96
Amounts reclassified from AOCI	(72)	64	(8)
Net current period OCI	252	(164)	88
Balance at March 31, 2015	$(154)	$(2,400)	$(2,554)

Balance at January 1, 2014	$(1,476)	$(1,485)	$(2,961)
Other comprehensive income loss before reclassification	322	(14)	308
Amounts reclassified from AOCI	—	14	14
Net current period OCI	322	—	322
Balance at March 31, 2014	$(1,154)	$(1,485)	$(2,639)

Note 12 – Mergers and Acquisitions

On July 29, 2014 the Company and its subsidiary, the Bank, had entered into an amended Purchase and Assumption Agreement (“Agreement”) with CFG Community Bank (“CFG Bank”) and its parent, Capital Funding Bancorp, Inc., and affiliates, Capital Finance, LLC and Capital Funding, LLC. The Agreement was subsequently terminated on October 31, 2014 by a Mutual Termination Agreement (“Mutual Termination Agreement”) among the parties.

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

The following acquisition related costs are included in the consolidated statements of income for the three months ended March 31, 2014. No acquisition costs were incurred for the three months ended March 31, 2015.

	Three months ended	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Consulting	$—	$51
Advertising	—	2
Printing, stationery and supplies	—	6
Legal and accounting fees	—	18
Equipment depreciation and maintenance	—	6
Travel	—	32
Total	$—	$115

Note 13 – Subsequent Event

On May 1, 2015, MVB Bank, Inc. (MVB Bank), a wholly-owned subsidiary of MVB Financial Corp. (MVB Financial or the Company), issued a joint news release with BB&T Corporation (BB&T) and Susquehanna Bancshares, Inc. (Susquehanna) announcing the signing of a definitive agreement, subject to customary closing conditions including regulatory approvals, through which MVB Bank will acquire 2 branch locations of Susquehanna Bank in Berkeley County, West Virginia and will assume approximately $69 million of deposits and $17 million of loans. The 2 Susquehanna Bank branch locations are slated for divestiture under BB&T’s agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System in connection with BB&T’s pending acquisition of Susquehanna.

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

SUMMARY OF RESULTS OF OPERATIONS

At March 31, 2015 and 2014 and for the Three Months Ended March 31, 2015 and 2014:

	Three months ended
	March 31,
	2015	2014
Net income to:
Average assets (annualized)	0.75%	0.47%
Average stockholders’ equity (annualized)	7.67%	4.88%
Net interest margin	2.95%	3.15%

Average stockholders’ equity to average assets	9.84%	9.69%
Total loans to total deposits (end of period)	95.96%	89.52%
Allowance for loan losses to total loans (end of period)	0.78%	0.81%
Efficiency ratio	82.42%	84.98%
Capital ratios:
Tier 1 capital ratio	12.94%	11.81%
Risk-based capital ratio	13.64%	12.66%
Leverage ratio	11.19%	8.55%
Common Equity Tier 1 capital ratio	12.94%	N/A
Cash dividends on common stock as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$11.86	$11.43
Basic earnings per share	$0.25	$0.15
Diluted earnings per share	$0.24	$0.15

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

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley

County, West Virginia, at Edwin Miller Boulevard. In addition, the Bank opened a loan production office at 184 Summers Street, Charleston, Kanawha County, West Virginia, which was subsequently moved to 400 Washington Street East, Charleston, West Virginia and later replaced during March 2015 by a full service branch at the same location. During the first quarter of 2014, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals. In addition, the Bank opened a loan production office in Reston, Fairfax County, Virginia, from which the Bank operates as MVB Commercial Lending Company. During January 2015, the Bank opened a location at 100 NASA Boulevard, Fairmont, Marion County, West Virginia, which replaced the 9789 Mall Loop, White Hall, Marion County, West Virginia location as the Technology Park location offers a drive-thru facility to better serve customers. During March 2015, the location at 9789 Mall Loop was closed.  Additionally during March 2015, the Bank opened a new full service location at 400 Washington Street East, Charleston, Kanawha County, West Virginia, replacing its loan production office at the same address. The Company continuously reviews key performance indicators to measure success.

Currently, the Bank operates ten full-service banking branches in West Virginia, which are located at:  301 Virginia Avenue in Fairmont, Marion County; 100 NASA Boulevard in Fairmont, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10  Sterling  Drive in Morgantown, Monongalia County; and 231 Aikens Center in Martinsburg, Berkeley County; 400 Washington Street East in Charleston, Kanawha Country. In addition, as noted, the Bank operates a loan production office as MVB Commercial Lending Company, at 1801 Reston Parkway, Suite 103, Reston, Fairfax County, Virginia.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At March 31, 2015, the Company had 324 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s 2014 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statement of Income

For the three months ended March 31, 2015, the Company earned $2.1 million compared to $1.2 million in the first quarter of 2014.  Net interest income increased by $551, noninterest income increased by $5.7 million and noninterest expenses increased by $4.1 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $172.1 million in average loan growth and despite an increase in average interest bearing liabilities of $109.6 million and an increase in interest expense of $727. The increase in average interest bearing liabilities generated an increase in interest expense of $727, $524 which related to the issuance of subordinated debt in June 2014, which increased cost of funds on subordinated debt by 464 basis points.

Loan loss provisions of $659 and $519 were made for the quarters ended March 31, 2015 and 2014, respectively. The increase in loan loss provision is attributable to loan growth and the increase in charged off loans. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $423 in loans during the first quarter of 2015 versus $8 for the same time period in 2014.

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

The net interest margin for the three months ended March 31, 2015 and 2014 was 2.95% and 3.15% respectively.  The 20 basis point decline in the net interest margin for the quarter ended March 31, 2015 was the result of a 23 basis point increase in the cost of funds, mainly the result of the addition of new subordinated debt. Interest expense related to the new subordinated debt that was issued on June 30, 2014 increased $524. The new subordinated debt earned an average rate of approximately 7% during the three month period ended March 31, 2015. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $172.1 million, which enabled an increase in net interest income of $1.3 million. Additionally, investment securities average balance declined by $43.0 million through sales and maturities, and the resulting funds earned higher rates in the loan portfolio.  An increase in the Bank’s average non-interest bearing balances of $11.9 million led to a favorable increase in the impact of non-interest bearing funds on the margin by 4 basis points.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$15,789	$10	0.25%	$11,402	$5	0.18%
CD’s with other banks	11,789	54	1.83	9,427	41	1.74
Investment securities:
Taxable	54,300	239	1.76	105,933	411	1.55
Tax-exempt	65,352	388	2.37	56,748	413	2.91
Loans and loans held for sale:
Commercial	551,186	5,707	4.14	432,965	4,836	4.47
Tax exempt	20,851	183	3.51	37,207	341	3.67
Real estate	287,989	3,028	4.21	216,480	2,267	4.19
Consumer	17,313	178	4.11	18,599	195	4.19
Allowance for loan losses	(6,616)			(5,328)
Net loans	870,723	9,096	4.18	699,923	7,639	4.37
Total earning assets	1,024,569	9,787	3.82	888,761	8,509	3.83
Cash and due from banks	14,781			24,809
Other assets	82,840			71,170
Total assets	$1,115,574			$979,412

Liabilities
Deposits:
NOW	$415,003	$649	0.63%	$339,098	$555	0.65%
Money market checking	52,973	81	0.61	31,794	31	0.39
Savings	36,739	27	0.29	38,663	37	0.38
IRAs	9,841	29	1.18	9,605	30	1.25
CDs	243,872	581	0.95	232,902	452	0.78
Repurchase agreements & federal funds sold	29,981	24	0.32	75,296	126	0.67
FHLB and other borrowings	105,645	306	1.16	86,507	263	1.22
Subordinated debt	33,524	543	6.48	4,124	19	1.84
Total interest-bearing liabilities	927,578	2,240	0.97	817,989	1,513	0.74
Non-interest bearing demand deposits	71,616			59,717
Other liabilities	6,625			6,784
Total liabilities	1,005,819			884,490

Stockholders’ equity
Preferred stock	16,334			8,500
Common stock	8,034			7,708
Paid-in capital	74,383			69,614
Treasury stock	(1,084)			(2,167)
Retained earnings	14,729			14,220
Accumulated other comprehensive income	(2,641)			(2,953)
Total stockholders’ equity	109,755			94,922
Total liabilities and stockholders’ equity	$1,115,574			$979,412

Net interest spread			2.85			3.09
Impact of non-interest bearing funds on margin			0.10			0.06
Net interest income-margin		$7,547	2.95%		$6,996	3.15%

Non-Interest Income

Mortgage fee income, insurance and investment services income and gain on derivatives generate the core of the Bank’s noninterest income. Also, gain on sale of portfolio loans continue to be part of the core of the Bank’s noninterest income.

For the three months ended March 31, 2015, noninterest income totaled $11.4 million compared to $5.8 million for the same time period in 2014.  The $5.6 million increase in noninterest income was mainly the result of an increase in mortgage fee income of $2.7 million, an increase in gain on derivatives of $1.9 million and an increase in insurance and investment services income of $682. Both the increase in mortgage fee income and gain on derivatives was due to an increase in loan production and loan sale volume as a result of an expansion into new markets and a decrease in interest rates. Further, the decrease in interest rates has increased the share of refinances from 19% during the first quarter of 2014 to 61% during the first quarter of 2015.

Non-Interest Expense

The Company had 324 full-time equivalent personnel at March 31, 2015, as noted, compared to 300 full-time equivalent personnel as of March 31, 2014.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 82.42% for the first  quarter of 2015 compared to 84.98% for the first quarter of 2014. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended March 31, 2015, noninterest expense totaled $15.0 million compared to $10.8 million for the same time period in 2014. The $4.1 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $2.9 million,  this increase related to the following: the addition of new bank and mortgage offices, increased commissions related to increased mortgage production, additional staffing related to organic growth and increases for existing staff.

Occupancy and equipment expense increased $369. This increase was mainly the result of the opening of multiple new bank and mortgage office locations, the completion of a new facility in Kanawha County, West Virginia and construction of a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Data processing and communication costs increased $240. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Mortgage processing costs increased $201. This increase was primarily the result of increase mortgage loan volume.

Return on Average Assets and Average Equity (Annualized)

Returns on average assets (ROA) and average equity (ROE) annualized were .75% and 7.67% for the first quarter of 2015 compared to .47% and 4.88% in the first quarter of 2014. The .28% increase in ROA is due to increased earnings of $945 and a $136.2 million increase in average assets for the first quarter of 2015 compared to the first quarter of 2014. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The 2.79% increase in ROE is also due to increased earnings of $945 and a $14.8 million increase in average equity for the first quarter of 2015 compared to the first quarter of 2014. The increase in average equity was mainly due to the issuance of additional common and preferred stock.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2015 compared to 2014. The most significant areas of change between the quarters ended March 31, 2015 and March 31, 2014 were as follows: net loans increased to an average balance of $870.7 million from $699.9 million, investment securities declined by $43.0 million to an average of $119.7 million, interest-bearing liabilities grew to an average balance of $927.6 million from $818.0 million and stockholders’ equity grew by $14.8 million to an average of $109.8 million.  These trends reflect the continued growth of the Company and its subsidiaries  in the loan, deposit and capital areas.

Total assets at March 31, 2015 were $1.2 billion or an increase of $84.5 million since December 31, 2014.  The greatest areas of increase were $32.7 million in net loan growth and $56.3 in loans held for sale.

Deposits totaled $866.3 million at March 31, 2015 or an increase of $43.1 million since December 31, 2014, mainly the result of an increase in interest bearing retail deposits, interest bearing public funds and time deposits.

Stockholders’ equity has increased approximately $2.1 million from December 31, 2014 due to earnings for the three months ended March 31, 2015 of $2.1 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $26.5 million as of March 31, 2015 compared to $30.1 million as of December 31, 2014.

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

Investment Securities

Investment securities totaled $121.1 million as of March 31, 2015 and $122.8 million as of December 31, 2014. The investment portfolio is fairly evenly balanced between government sponsored agency securities, mortgage-backed securities and municipal securities.

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

Loans

The Company’s loan portfolio totaled $831.3 million as of March 31, 2015 and $798.3 million as of December 31, 2014. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Kanawha, and Monongalia County areas of West Virginia with a secondary focus on the adjacent counties in West Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Northern Virginia is also a key area of focus for the Bank in the commercial and secondary market lending arena. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At March 31, 2015, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas. The loan portfolio mix as of March 31, 2015 remains consistent with the mix as of December 31, 2014.

Allowance for Loan Losses

The allowance for loan losses was $6.5 million or 0.78% of total loans at March 31, 2015 compared to $6.2 million or 0.78% of total loans at December 31, 2014. The Bank management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Bank Loan Review Committee.  The Bank Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses.  Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy.  While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem.  The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio.

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $866.3 million at March 31, 2015.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At March 31, 2015, non-interest bearing deposits totaled $77.3 million compared to $67.1 million at December 31, 2014.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $789.0 million at March 31, 2015 compared to $756.2 million at December 31, 2014. Average interest-bearing liabilities totaled $927.6 million during the first quarter of 2015 compared to $818.0 million for the first quarter of 2014.  This $109.6 million increase is the result of the following: $75.9 million increase in NOW, $21.2 million increase in MMDA and $19.1 million increase in FHLB and other borrowings. Average non-interest bearing demand deposits totaled $71.6 million for the first quarter of 2015 compared to $59.7 million for the first quarter of 2014.  Management will continue to emphasize deposit gathering in 2015 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At September 30, 2014, repurchase agreements totaled $33.9 million compared to $81.6 million at December 31, 2013.  This change is due to the reclassification of $46.8 million in public funds balances from repurchase agreements to deposit accounts. In addition to the aforementioned funds alternatives, the Bank has access to more than $224.0 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

Liquidity

The Company recognizes the importance of liquidity in the day-to-day operations of the Bank, and believes it is critical to have a plan for addressing liquidity in times of crisis, as well as prudently managing levels to maximize earnings.  The Bank has historically recognized the need for funding sources that go beyond the most important source which is retail deposit business.  The Company and the Bank have created a funding program that identifies various wholesale funding sources that may be used whenever appropriate.  These sources include the following: FHLB advances, brokered deposits, CDARS, repurchase agreements, internet CDs through Qwickrate, the Federal Reserve discount window, State of West Virginia CD auctions, and federal funds purchased through the Federal Reserve.  Limits have been set as to how much MVB will utilize each identified source.  The Bank currently utilizes several of the above. This allows the Bank to lower funding costs slightly while documenting the availability of each.

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 5.8% and 7.0% in 2015 and 2014, respectively.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows for the periods indicated:

	February 2015	February 2014
Berkeley County	5.9%	7.1%
Harrison County	6.8%	6.9%
Jefferson County	5.0%	5.9%
Marion County	6.9%	7.2%
Monongalia County	5.1%	5.1%
Kanawha County	6.9%	7.1%

Nonperforming loans to total loans were 1.07%  in March of 2015 versus 0.64% in March of 2014 and charge offs to total loans were 0.05% and 0.00% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

At March 31, 2015, accumulated other comprehensive loss totaled $(2,554) compared to $(2,642) at December 31, 2014. This change is primarily the result in the rise of the market values of investment securities.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2014 Form 10-K. At March 31, 2015, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers.  The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2015 and December 31, 2014 was $191.1 million and $143.2 million, respectively.

Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2014.  For information regarding the Company’s market risk, refer to the Company’s Annual Report to Shareholders for the year ended December 31, 2014.

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

Future Outlook

The Company’s results of operations in the first quarter of 2015 increased significantly compared to the first quarter of 2014 mainly due to an increase in noninterest income in the mortgage banking and insurance segments.  The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2015, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

No response required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: May 8, 2015

MVB Financial Corp.

By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer & President

By:	/s/ Bret S. Price
Bret S. Price
Senior Vice President & Chief Financial Officer