Form 10-Q
period 2015-06-30
MVB FINANCIAL CORP
filed 2015-08-06
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, the number of shares outstanding of the issuer’s only class of common stock was 7,996,978.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (“the Company” or “MVB”) and subsidiaries (“Subsidiaries”) including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary Potomac Mortgage Group, Inc., which does business as  MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC (“MVB Insurance”) listed below are included on pages 3-36 of this report.

Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014
Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Six Months and Three Months ended June 30, 2015 and 2014
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 37-51 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents:
Cash and due from banks	$11,944	$13,403
Interest bearing balances	2,070	16,674
Total cash and cash equivalents	14,014	30,077
Certificates of deposits in other banks	11,659	11,907
Investment securities:
Securities available-for-sale	65,855	68,213
Securities held-to-maturity (fair value of $53,441 for 2015 and $55,871 for 2014)	53,141	54,538
Loans held for sale	116,307	69,527
Loans:	911,085	798,297
Less: Allowance for loan losses	(7,047)	(6,223)
Net loans	904,038	792,074
Bank premises, furniture and equipment	25,645	25,472
Bank owned life insurance	22,011	21,679
Accrued interest receivable and other assets	22,617	19,193
Goodwill	17,779	17,779
Total assets	$1,253,066	$1,110,459
Liabilities
Deposits
Non-interest bearing	$76,666	$67,066
Interest bearing	814,303	756,161
Total deposits	890,969	823,227

Accrued interest, taxes and other liabilities	10,791	10,310
Repurchase agreements	26,263	32,673
FHLB and other borrowings	178,245	101,287
Subordinated debt	33,524	33,524
Total liabilities	1,139,792	1,001,021

Stockholders’ equity
Preferred stock, par value $1,000; 20,783 authorized and 9,283 issued in 2015 and 2014, respectively	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized; 8,047,550 and 8,034,362 issued; and 7,996,473 and 7,983,285 outstanding in 2015 and 2014, respectively	8,048	8,034
Additional paid-in capital	74,450	74,342
Retained earnings	17,858	14,454
Accumulated other comprehensive loss	(2,332)	(2,642)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	113,274	109,438
Total liabilities and stockholders’ equity	$1,253,066	$1,110,459

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$18,603	$15,162	$9,839	$7,996
Interest on deposits with other banks	127	97	63	51
Interest on investment securities – taxable	461	769	222	358
Interest on tax exempt loans and securities	1,141	1,511	570	757
Total interest income	20,332	17,539	10,694	9,162

Interest expense
Deposits	2,889	2,796	1,522	1,691
Repurchase agreements	44	233	20	107
FHLB and other borrowings	334	273	177	143
Subordinated debt	1,092	45	549	26
Total interest expense	4,359	3,347	2,268	1,967
Net interest income	15,973	14,192	8,426	7,195
Provision for loan losses	1,220	1,408	561	889
Net interest income after provision for loan losses	14,753	12,784	7,865	6,306

Noninterest income
Service charges on deposit accounts	296	317	164	171
Income on bank owned life insurance	332	255	165	127
Visa debit card and interchange income	440	370	231	203
Mortgage fee income	14,926	7,543	8,617	4,333
Gain on sale of portfolio loans	800	1,333	454	658
Insurance and investment services income	2,663	1,836	965	820
Gain on sale of securities	126	125	5	125
Gain (loss) on derivatives	2,106	939	(143)	604
Other operating income	256	102	76	25
Total noninterest income	21,945	12,820	10,534	7,066

Noninterest expense
Salary and employee benefits	19,928	14,729	10,194	7,932
Occupancy expense	1,755	1,304	880	677
Equipment depreciation and maintenance	967	711	484	349
Data processing and communications	1,870	1,381	944	696
Mortgage processing	1,536	1,112	790	567
Marketing, contributions and sponsorships	696	535	359	290
Professional fees	1,281	878	619	380
Printing, postage and supplies	356	392	170	199
Insurance, tax and assessment expense	847	724	419	385
Travel, entertainment, dues and subscriptions	752	674	432	362
Other operating expenses	690	584	420	351
Total noninterest expense	30,678	23,024	15,711	12,188
Income before income taxes	6,020	2,580	2,688	1,184
Income tax expense	2,012	453	783	215
Net income	$4,008	$2,127	$1,905	$969
Preferred dividends	285	43	143	22
Net income available to common shareholders	$3,723	$2,084	$1,762	$947

Earnings per share – basic	$0.47	$0.27	$0.22	$0.12
Earnings per share – diluted	$0.46	$0.26	$0.22	$0.12
Weighted average shares outstanding - basic	7,985,320	7,778,152	7,987,333	7,897,242
Weighted average shares outstanding - diluted	8,672,228	7,991,701	8,674,241	8,110,791

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$4,008	$2,127	$1,905	$969

Other comprehensive income:

Unrealized holding gains during the year	114	1,646	(425)	1,109

Income tax effect	(44)	(658)	170	(443)

Reclassification adjustment for gain recognized in income	(126)	(125)	(5)	(125)

Income tax effect	50	50	2	50

Change in defined benefit pension plan	527	(315)	800	(315)

Income tax effect	(211)	126	(320)	126

Other comprehensive income	310	724	222	402

Comprehensive income	$4,318	$2,851	$2,127	$1,371

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six months ended
	June 30,	June 30,
	2015	2014
Operating activities
Net income	$4,008	$2,127
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization and accretion of investments	387	434
Net amortization of deferred loan fees	(4)	27
Provision for loan losses	1,220	1,408
Depreciation and amortization	932	587
Stock based compensation	203	129
Loans originated for sale	(708,970)	(381,190)
Proceeds of loans sold	677,116	408,709
Mortgage fee income	(14,926)	(7,543)
Gain on sale of investment securities	(126)	(125)
Income on bank owned life insurance	(332)	(255)
Deferred taxes	254	(936)
Other, net	(195)	150
Net cash (used in) provided by operating activities	(40,433)	23,522
Investing activities
Purchases of investment securities available-for-sale	(22,733)	(24,268)
Purchases of investment securities held-to-maturity	—	(250)
Maturities/paydowns of investment securities held-to-maturity	790	750
Maturities/paydowns of investment securities available-for-sale	13,521	4,759
Sales of investment securities available-for-sale	11,484	37,177
Sales of investment securities held-to-maturity	421	—
Purchases of premises and equipment	(1,105)	(4,962)
Net increase in loans	(113,180)	(112,078)
Purchases of restricted bank stock	(12,418)	(7,361)
Redemptions of restricted bank stock	9,498	5,937
Proceeds from sale of certificates of deposit with banks	248	76
Proceeds from sale of other real estate owned	239	—
Purchase of bank owned life insurance	—	(5,000)
Net cash used in investing activities	(113,235)	(105,220)
Financing activities
Net increase in deposits	67,742	51,232
Net (decrease) in repurchase agreements	(6,410)	(45,057)
Net change in short-term FHLB borrowings	77,041	22,202
Principal payments on FHLB borrowings	(83)	(1,080)
Proceeds from subordinated debt	—	29,313
Proceeds from stock offering	—	5,662
Preferred stock issuance	—	7,834
Dividend reinvestment plan proceeds	—	180
Common stock options exercised	(81)	48
Cash dividends paid on common stock	(319)	(317)
Cash dividends paid on preferred stock	(285)	(43)
Net cash provided by financing activities	137,605	69,974
(Decrease) in cash and cash equivalents	(16,063)	(11,724)
Cash and cash equivalents at beginning of period	30,077	39,843
Cash and cash equivalents at end of period	$14,014	$28,119

Supplemental disclosure of cash flow information

Loans transferred to other real estate owned	$—	$146
Cashless stock options exercised	$169	$—

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$5,391	3,632
Income taxes	$1,900	1,020

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements included in the Company’s 2014 filing on Form 10-K.  Operating results for the six and three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 2 – Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 5 to the Consolidated Financial Statements). The Company adopted the amendments in this ASU effective January 1, 2015. As of June 30, 2015, all of the Company's repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on the Company's Consolidated Financial Statements but resulted in additional disclosures.

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

Note 3 – Investments

Amortized cost and fair values of investment securities held-to-maturity at June 30, 2015, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$53,141	$1,048	$(748)	$53,441
Total investment securities held-to-maturity	$53,141	$1,048	$(748)	$53,441

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$54,538	$1,600	$(267)	$55,871
Total investment securities held–to-maturity	$54,538	$1,600	$(267)	$55,871

Amortized cost and fair values of investment securities available-for-sale at June 30, 2015 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$30,847	$13	$(278)	$30,582
U.S. Sponsored Mortgage-backed securities	35,026	17	(513)	34,530
Total debt securities	65,873	30	(791)	65,112
Equity and other securities	670	73	—	743
Total investment securities available-for-sale	$66,543	$103	$(791)	$65,855

Amortized cost and fair values of investment securities available-for-sale at December 31, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$37,926	$73	$(465)	$37,534
U.S. Sponsored Mortgage-backed securities	30,293	58	(419)	29,932
Total debt securities	68,219	131	(884)	67,466
Equity and other securities	670	77	—	747
Total investment securities available-for-sale	$68,889	$208	$(884)	$68,213

The following tables summarize amortized cost and fair values of debt securities by maturity at June 30, 2015:

	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$—	$—	$—	$—
After one year, but within five	4,758	4,870	23,112	22,962
After five years, but within ten	14,497	14,593	9,845	9,702
After ten years	33,886	33,978	32,916	32,448
Total	$53,141	$53,441	$65,873	$65,112

Investment securities with a carrying value of $114,838 at June 30, 2015, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of June 30, 2015, the details of which are included in the following table.  Although these securities, if sold at June 30, 2015 would result in a pretax loss of $1,539, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of June 30, 2015, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at June 30, 2015:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$13,102	$(135)	$13,964	$(143)
U.S. Sponsored Mortgage-backed securities (15)	18,826	(168)	12,836	(345)
Municipal securities (60)	16,260	(349)	8,121	(399)
	$48,188	$(652)	$34,921	$(887)

The following table discloses investments in an unrealized loss position at December 31, 2014:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$996	$(3)	$26,900	$(462)
U.S. Sponsored Mortgage-backed securities (8)	678	(3)	14,824	(416)
Municipal securities (42)	528	(3)	16,489	(264)
	$2,202	$(9)	$58,213	$(1,142)

For the three month period ended June 30, 2015 and 2014, the Company sold investments available-for-sale of $0 and $37.2 million, respectively, resulting in gross gains of $0 and $214 and gross losses of $0 and $89.

For the six month period ended June 30, 2015 and 2014, the Company sold investments available-for-sale of $11.4 million and $37.2 million, respectively, resulting in gross gains of $121 and $214 and gross losses of $0 and $89.

For the three and six month periods ended June 30, 2015, the Company sold investments held-to-maturity of $421, resulting in gross gains of $5.  The held-to-maturity investment was sold due to a credit downgrade. The Company sold no held-to-maturity investments during 2014.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2015:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance March 31, 2015	$4,647	$957	$680	$197	$6,481
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	5	5
Provision	554	61	(48)	(6)	561
ALL balance June 30, 2015	$5,201	$1,018	$632	$196	$7,047

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(409)	(14)	—	—	(423)
Recoveries	21	1	1	5	28
Provision	1,226	69	(60)	(16)	1,219
ALL balance June 30, 2015	$5,201	$1,018	$632	$196	$7,047
Individually evaluated for impairment	$605	$303	$28	$7	$943
Collectively evaluated for impairment	$4,596	$715	$604	$189	$6,104

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2015:

(in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,627	$1,008	$28	$11	$13,674
Collectively evaluated for impairment	644,457	183,535	53,078	16,341	897,411
Total Loans	$657,084	$184,543	$53,106	$16,352	$911,085

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance March 31, 2014	$3,902	$746	$555	$248	$5,451
Charge-offs	—	(103)	—	(1)	(104)
Recoveries	4	—	1	—	5
Provision	579	42	269	(1)	889
ALL balance June 30, 2014	$4,485	$685	$825	$246	$6,241

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2013	$3,609	$519	$554	$253	$4,935
Charge-offs	—	(103)	—	(8)	(111)
Recoveries	4	—	2	3	9
Provision	872	269	269	(2)	1,408
ALL balance June 30, 2014	$4,485	$685	$825	$246	$6,241
Individually evaluated for impairment	$1,507	$322	$29	$7	$1,865
Collectively evaluated for impairment	$2,978	$363	$796	$239	$4,376

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2014:

(in thousands)	Commercial	Residential	Equity	Consumer	Total
Individually evaluated for impairment	$6,726	$873	$29	$14	$7,642
Collectively evaluated for impairment	526,776	142,754	39,060	18,022	726,612
Total Loans	$533,502	$143,627	$39,089	$18,036	$734,254

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

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of June 30, 2015 and 2014, net deferred fees and costs of $1,186 and $1,596, respectively, were included in the carrying value of loans.

During December 2013 the Bank purchased $74.3 million in performing commercial real estate secured loans in the northern Virginia area. At the time of acquisition, none of these loans were considered impaired. They were acquired at a premium of roughly 1.024 or $1.8 million, which is being amortized in accordance with ASC 310-20. These loans, with the exception of one, are collectively evaluated for impairment under ASC 450. The loans continue to be individually monitored for payoff activity, and any necessary adjustments to the premium are made accordingly. The loan that has been individually evaluated for impairment is discussed in further detail below in the discussion of impaired loans.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2015 and December 31, 2014 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2015	Investment	Allowance	Investment	Investment	Balance
Commercial
Commercial Business	$—	$—	$3,039	$3,039	$3,039
Commercial Real Estate	6,530	507	—	6,530	6,530
Acquisition & Development	271	98	2,787	3,058	4,433
Total Commercial	6,801	605	5,826	12,627	14,002
Residential	900	303	108	1,008	1,008
Home Equity	28	28	—	28	28
Consumer	7	7	4	11	1
Total impaired loans	$7,736	$943	$5,938	$13,674	$15,039

December 31, 2014
Commercial
Commercial Business	$—	$—	$3,606	$3,606	$3,606
Commercial Real Estate	1,527	260	5,021	6,548	6,548
Acquisition & Development	273	102	3,355	3,628	4,703
Total Commercial	1,800	362	11,982	13,782	14,857
Residential	969	298	—	969	969
Home Equity	28	28	—	28	28
Consumer	2	2	—	2	2
Total impaired loans	$2,799	$690	$11,982	$14,781	$15,856

Impaired loans have decreased during 2015, primarily as the result of three loans, of which the recorded investment of each has decreased for various reasons. A loan that is dependent upon the condition of the coal industry, which had a balance of $3.6 million as of December 31, 2014, was reduced by principal payments totaling $567 and now represents a recorded investment of $3.0 million. Meanwhile, two unrelated acquisition and development loans with a total December 31, 2014 balance of $3.1 million were reduced as the result of a principal curtailment of a $268 and a $300 charge-off. These two loans now represent a total recorded investment of $2.5 million. Meanwhile, it is important to note that $8.1 million, or 59%, of the $13.7 million total recorded investment in impaired loans as of June 30, 2015 was concentrated in just two impaired loans. Furthermore, one of the two loans had a balance of $5.0 million and is a loan to finance a commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government. This loan was purchased from another financial institution in late 2013 but it is the Bank’s position that the “Loan Sales Agreement” has been breached by the selling institution and legal recourse is being pursued by the Bank.

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Six months ended			Three months ended
	June 30, 2015			June 30, 2015
		Interest	Interest		Interest	Interest
	Average	Income	Income	Average	Income	Income
	Investment	Recognized	Recognized on	Investment	Recognized	Recognized
	in Impaired	on Accrual	Cash	in Impaired	on Accrual	on Cash
	Loans	Basis	Basis	Loans	Basis	Basis
Commercial
Commercial Business	$3,369	$78	$75	3,228	39	39
Commercial Real Estate	6,538	30	25	6,533	15	12
Acquisition & Development	3,337	4	4	3,147	2	2
Total Commercial	13,244	112	104	12,908	56	53
Residential	948	10	2	946	5	—
Home Equity	28	1	1	28	—	—
Consumer	2	—	—	1	—	—
Total	$14,222	$123	$107	$13,883	$61	$53

	Six months ended			Three months ended
	June 30, 2014			June 30, 2014
	Average	Interest	Interest	Average	Interest	Interest
	Investment	Income	Income	Investment	Income	Income
	in Impaired	Recognized on	Recognized on	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Business	$—	$—	$—	$—	$—	$—
Commercial Real Estate	1,911	30	35	1,907	15	15
Acquisition & Development	4,661	117	81	4,825	58	69
Total Commercial	6,572	147	116	6,732	73	84
Residential	734	10	8	884	5	5
Home Equity	28	1	—	29	—	—
Consumer	30	1	1	15	—	—
Total	$7,364	$159	$125	$7,660	$78	$89

As of June 30, 2015, the Bank did not hold any foreclosed residential real estate property. However, there were five consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $420 as of June 30, 2015.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2015 and December 31, 2014 (in thousands):

		Special
June 30, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$307,156	$3,385	$3,185	$—	$313,726
Commercial Real Estate	249,488	11,072	7,272	—	267,832
Acquisition & Development	69,527	2,942	1,225	1,832	75,526
Total Commercial	626,171	17,399	11,682	1,832	657,084
Residential	181,412	2,051	996	84	184,543
Home Equity	52,724	354	28	—	53,106
Consumer	15,905	436	11	—	16,352
Total Loans	$876,212	$20,240	$12,717	$1,916	$911,085

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$234,547	$618	$3,713	$—	$238,878
Commercial Real Estate	262,215	11,242	7,323	—	280,780
Acquisition & Development	34,391	3,075	1,496	2,132	41,094
Total Commercial	531,153	14,935	12,532	2,132	560,752
Residential	171,395	2,147	965	—	174,507
Home Equity	45,684	223	28	—	45,935
Consumer	16,477	624	2	—	17,103
Total Loans	$764,709	$17,929	$13,527	$2,132	$798,297

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2015 and December 31, 2014 (in thousands):

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
June 30, 2015	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$310,523	$3,107	$—	$96	$3,203	$313,726	$146	$10
Commercial Real Estate	257,298	28	4,837	5,669	10,534	267,832	5,020	649
Acquisition & Development	72,385	—	—	3,141	3,141	75,526	2,787	354
Total Commercial	640,206	3,135	4,837	8,906	16,878	657,084	7,953	1,013
Residential	183,834	—	119	590	709	184,543	457	133
Home Equity	52,927	143	—	36	179	53,106	36	—
Consumer	16,151	10	1	190	201	16,352	4	186
Total	$893,118	$3,288	$4,957	$9,722	$17,967	$911,085	$8,450	$1,332

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
December 31, 2014	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$233,464	$3,738	$1,500	$176	$5,414	$238,878	$107	$69
Commercial Real Estate	270,600	234	4,925	5,021	10,180	280,780	—	5,021
Acquisition & Development	37,739	—	—	3,355	3,355	41,094	3,355	—
Total Commercial	541,803	3,972	6,425	8,552	18,949	560,752	3,462	5,090
Residential	167,392	4,478	2,126	511	7,115	174,507	487	216
Home Equity	45,815	120	—	—	120	45,935	—	—
Consumer	16,692	411	—	—	411	17,103	—	—
Total	$771,702	$8,981	$8,551	$9,063	$26,595	$798,297	$3,949	$5,306

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. No new TDR’s have defaulted. At June 30, 2015 and December 31, 2014, the Bank had specific reserve allocations for TDR’s of $619 and $582, respectively.

The following tables present details related to loans identified as TDR’s for the periods indicated (in thousands):

	New TDRs (1)
	For the Six months ended			For the Three months ended
	June 30, 2014			June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial
Acquisition and development	1	$496	$492	—	$—	$—
Total Commercial	1	496	492	—	—	—
Residential Real Estate	1	389	388	—	—	—
Total	2	$885	$880	—	$—	$—

(1)	The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

There were no new TDR’s for the six and three months ended June 30, 2015.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $172.9 million at June 30, 2015, compared to $95.8 million at December 31, 2014.

Information related to short-term borrowings is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Balance at end of period	$172,871	$95,829
Average balance during the three and twelve months ended	130,956	76,185
Maximum month-end balance during the three and twelve months ended	172,871	120,229
Weighted-average rate during the three and twelve months ended	0.32%	0.27%
Rate at end of period	0.34%	0.32%

Repurchase agreements:

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase “repurchase agreements” with customers represent funds deposited by customers, on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with customers are included in borrowings section on the consolidated  balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company's repurchase agreements reflected in liabilities consist of customer accounts and securities which are pledged on an individual security basis.

As of June 30, 2015 and December 31, 2014, the Bank had repurchase agreements of $26.3 million and $32.7 million, respectively. These borrowings were collateralized by investment securities and FHLB letters of credit with a carrying value of $116.2 million and $163.7 million at June 30, 2015 and December 31, 2014, respectively. Declines in the value of the collateral would require the Company to pledge additional securities. As of June 30, 2015 and December 31, 2014 the Company had $3.9 million and $5.6 million, respectively, of available unpledged securities.

Information related to repurchase agreements is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Balance at end of period	$26,263	$32,673
Average balance during the three and twelve months ended	26,140	55,731
Maximum month-end balance during the three and twelve months ended	26,263	83,781
Weighted-average rate during the three and twelve months ended	0.29%	0.52%
Rate at end of period	0.30%	0.35%

Term notes from the FHLB were as follows:	June 30,	December 31,
(Dollars in thousands)	2015	2014

Fixed interest rate notes, originating between April 2002 and December 2007, due between July 2016 and April 2022, interest of between 4.50% and 5.90% payable monthly	$4,544	$4,618

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	830	840
	$5,374	$5,458

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

The Company reflects subordinated debt in the amount of $33.5 million as of June 30, 2015 and December 31, 2014 and interest expense of $1,092 and $45 for the six months ended June 30, 2015 and 2014.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2015	$172,956
2016	1,246
2017	1,470
2018	81
2019	85
Thereafter	35,931
$211,769

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

•

Interest rate lock commitment - For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value.

•

Interest rate cap - The fair value of the interest rate cap is determined at the end of each quarter by using Bloomberg Finance which values the interest rate cap using observable inputs from forward and futures yield curves as well as standard market volatility.

•

Forward sales commitments – Forward sales commitments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. A majority of the interest rate locks and loans held for sale are committed on a best efforts basis.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$30,582	$—	$30,582
U.S. Sponsored Mortgage backed securities	—	34,530	—	34,530
Equity and Other Securities	73	670	—	743
Loans held for sale	—	116,307	—	116,307
Interest rate lock commitment	—	—	1,653	1,653
Forward sales commitments		783		783
Interest rate cap	—	936	—	936

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency Securities	$—	$37,534	$—	$37,534
U.S. Sponsored Mortgage backed securities	—	29,932	—	29,932
Equity and Other Securities	77	670	—	747
Loans held for sale	—	69,527	—	69,527
Interest rate lock commitment	—	—	1,020	1,020
Interest rate cap	—	1,423	—	1,423
Liability:
Forward sales commitments	—	431	—	431

The following table represents recurring level III assets:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Balance, beginning of period	$1,790	$2,607	$1,020	$2,271

Realized and unrealized gains (loss) included in earnings	(137)	603	633	939

Balance, end of period	$1,653	$3,210	$1,653	$3,210

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are included in the tables below:

	June 30, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$12,731	$12,731
Other real estate owned	—	—	375	375
Mortgage servicing rights	—	—	1,262	1,262

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$14,091	$14,091
Other real estate owned	—	—	575	575
Mortgage servicing rights	—	—	1,423	1,423

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
June 30, 2015:
Impaired loans	$12,731	Appraisal of collateral (1)	Appraisal adjustments(2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$375	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,262	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
December 31, 2014:
Impaired loans	$14,091	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$575	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,423	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

Interest rate lock commitment: For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value. The “pull through rate” range from 78% – 80% and 77% - 81% as of June 30, 2015 and December 31, 2014.

Interest rate cap: The fair value of the interest rate cap is determined at the end of each quarter by using Bloomberg Finance which values the interest rate cap using observable inputs from forward and futures yield curves as well as standard market volatility.

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

Subordinated debt: The fair values for debt are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for debt with similar terms of borrowers of similar credit quality.  No prepayments of principal are assumed.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

			Quoted Prices in	Significant	Significant
			Active Markets For	Other	Unobservable
	Carrying	Estimated	Identical Assets	Observable	Inputs
	Value	Fair Value	(Level 1)	Inputs (Level 2)	(Level 3)
June 30, 2015:
Financial assets:
Cash and cash equivalents	$14,014	$14,014	$14,014	$—	$—
Certificates of deposits with other banks	11,659	11,891	—	11,891	—
Securities available-for-sale	65,855	65,855	73	65,782	—
Securities held-to-maturity	53,141	53,441	—	53,441	—
Loans held for sale	116,307	116,307	—	116,307	—
Loans, net	904,038	912,331	—	—	912,331
Mortgage servicing rights	1,262	1,262	—	—	1,262
Interest rate lock commitment	1,653	1,653	—	—	1,653
Forward sales commitments	783	783	—	783	—
Interest rate cap	936	936	—	936	—
Accrued interest receivable	2,923	2,923	—	668	2,255

Financial liabilities:
Deposits	$890,969	$894,979	$—	$894,979	$—
Repurchase agreements	26,263	26,263	—	26,263	—
FHLB and other borrowings	178,245	178,264	—	178,264	—
Accrued interest payable	437	437	—	437	—
Subordinated debt	33,524	31,172	—	31,172	—

December 31, 2014
Financial assets:
Cash and cash equivalents	$30,077	$30,077	$30,077	$—	$—
Certificates of deposits with other banks	11,907	12,035	—	12,035	—
Securities available-for-sale	68,213	68,213	77	68,136	—
Securities held-to-maturity	54,538	55,871	—	55,871	—
Loans held for sale	69,527	69,527	—	69,527	—
Loans, net	792,074	803,036	—	—	803,036
Mortgage servicing rights	1,423	1,423	—	—	1,423
Interest rate lock commitment	1,020	1,020	—	—	1,020
Interest rate cap	1,423	1,423	—	1,423	—
Accrued interest receivable	2,387	2,387	—	728	1,659

Financial liabilities:
Deposits	$823,227	$824,078	$—	$824,078	$—
Repurchase agreements	32,673	32,673	—	32,673	—
FHLB and other borrowings	101,287	101,338	—	101,338	—
Forward sales commitments	431	431	—	431	—
Accrued interest payable	376	376	—	376	—
Subordinated debt	33,524	31,172	—	31,172	—

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

 Note 8 – Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income plus interest on convertible preferred stock by the weighted average number of shares outstanding increased by both the number of shares that would be issued assuming the exercise of stock options and convertible preferred stock. At June 30, 2015 and 2014, stock options to purchase 678,159 and 494,470 shares at an average price of $10.53 and $9.09, respectively, were outstanding.  For the six and months ended June 30, 2015 and 2014, the dilutive effect of stock options was 197,283 and 213,549 shares, respectively.  For the six and months ended June 30, 2015 and 2014, the dilutive effect of convertible preferred stock was 489,625 and 0 shares, respectively.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and six month periods ended June 30, 2015 and 2014 are as follows:

r
	Commercial &
Three months ended June 30, 2015	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$9,719	$1,137	$—	$(162)	$10,694
Mortgage fee income	76	8,833	—	(292)	8,617
Insurance and investment services income	106	—	859	—	965
Other income	2,132	(88)	4	(1,096)	952
Total operating income	12,033	9,882	863	(1,550)	21,228
Expenses:
Interest expense	2,193	529	—	(454)	2,268
Provision for loan losses	561	—	—	—	561
Salaries and employee benefits	3,718	5,574	902	—	10,194
Other expense	4,485	1,888	240	(1,096)	5,517
Total operating expenses	10,957	7,991	1,142	(1,550)	18,540
Income (loss) before income taxes	1,076	1,891	(279)	—	2,688
Income tax expense (benefit)	165	723	(105)	—	783
Net income (loss)	911	1,168	(174)	—	1,905
Preferred stock dividends	143	—	—	—	143
Net income (loss) available to common shareholders	$768	$1,168	$(174)	$—	$1,762

Capital expenditures for the three-month period ended June 30, 2015	$638	$71	$2	$-	$711
Total assets as of June 30, 2015	1,390,957	139,767	4,321	(281,979)	1,253,066
Total assets as of December 31, 2014	1,189,746	101,791	4,031	(185,109)	1,110,459
Goodwill as of June 30, 2015	897	16,882	-	-	17,779
Goodwill as of December 31, 2014	$897	$16,882	$-	$-	$17,779

	Commercial &
Three months ended June 30, 2014	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$8,364	$688	$—	$110	$9,162
Mortgage fee income	25	4,649	—	(341)	4,333
Insurance and investment services income	71	—	749	—	820
Other income	2,746	604	—	(1,437)	1,913
Total operating income	11,206	5,941	749	(1,668)	16,228
Expenses:
Interest expense	1,931	278	—	(242)	1,967
Provision for loan losses	889	—	—	—	889
Salaries and employee benefits	3,331	3,655	946	—	7,932
Other expense	4,125	1,346	211	(1,426)	4,256
Total operating expenses	10,276	5,279	1,157	(1,668)	15,044
Income (loss) before income taxes	930	662	(408)	—	1,184
Income tax expense (benefit)	107	263	(155)	—	215
Net income (loss)	823	399	(253)	—	969
Preferred stock dividends	22	—	—	—	22
Net income (loss) available to common shareholders	$801	$399	$(253)	$—	$947

Capital expenditures for the three-month period ended June 30, 2014	$2,559	$74	33	$-	$2,666
Total assets as of June 30, 2014	1,143,107	101,609	4,431	(186,526)	1,062,621
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of June 30, 2014	897	16,882	-	-	17,779
Goodwill as of December 31, 2013	$897	$16,882	$-	$-	$17,779

	Commercial &
Six months ended June 30, 2015	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$18,622	$1,966	$—	$(256)	$20,332
Mortgage fee income	63	15,385	—	(522)	14,926
Insurance and investment services income	178	—	2,485	—	2,663
Other income	4,068	2,600	4	(2,316)	4,356
Total operating income	22,931	19,951	2,489	(3,094)	42,277
Expenses:
Interest expense	4,234	903	—	(778)	4,359
Provision for loan losses	1,220	—	—	—	1,220
Salaries and employee benefits	7,476	10,664	1,788	—	19,928
Other expense	9,059	3,581	426	(2,316)	10,750
Total operating expenses	21,989	15,148	2,214	(3,094)	36,257
Income before income taxes	942	4,803	275	—	6,020
Income tax expense	68	1,838	106	—	2,012
Net income	874	2,965	169	—	4,008
Preferred stock dividends	285	—	—	—	285
Net income available to common shareholders	$589	$2,965	$169	$—	$3,723

Capital expenditures for the six-month period ended June 30, 2015	$997	$99	$9	$-	$1,105
Total assets as of June 30, 2015	1,390,957	139,767	4,321	(281,979)	1,253,066
Total assets as of December 31, 2014	1,189,746	101,791	4,031	(185,109)	1,110,459
Goodwill as of June 30, 2015	897	16,882	-	-	17,779
Goodwill as of December 31, 2014	$897	$16,882	$-	$-	$17,779

	Commercial &
Six months ended June 30, 2014	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$16,123	$1,235	$—	$181	$17,539
Mortgage fee income	(8)	8,139	—	(588)	7,543
Insurance and investment services income	129	—	1,707	—	1,836
Other income	5,204	939	—	(2,702)	3,441
Total operating income	21,448	10,313	1,707	(3,109)	30,359
Expenses:
Interest expense	3,278	489	—	(420)	3,347
Provision for loan losses	1,408	—	—	—	1,408
Salaries and employee benefits	6,362	6,632	1,735	—	14,729
Other expense	7,996	2,595	393	(2,689)	8,295
Total operating expenses	19,044	9,716	2,128	(3,109)	27,779
Income (loss) before income taxes	2,404	597	(421)	—	2,580
Income tax expense (benefit)	375	238	(160)	—	453
Net income (loss)	2,029	359	(261)	—	2,127
Preferred stock dividends	43	—	—	—	43
Net income (loss) available to common shareholders	$1,986	$359	$(261)	$—	$2,084

Capital expenditures for the six-month period ended June 30, 2014	$4,428	$191	$343	$-	$4,962
Total assets as of June 30, 2014	1,143,107	101,609	4,431	(186,526)	1,062,621
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of June 30, 2014	897	16,882	-	-	17,779
Goodwill as of December 31, 2013	$897	$16,882	$-	$-	$17,779

Commercial & Retail Banking

For the three months ended June 30, 2015, the Commercial & Retail Banking segment earned $911 compared to $823 during the three months ended June 30, 2014. Net interest income increased by $1.1 million, mainly the result of average loan balances increasing by $173.0 million. In addition, average subordinated debt increased $29.1 million which led to a $262 increase in interest expense. Noninterest income decreased by $528,  largely the result of decreased gains on sales of portfolio loans of $204 and decreased gains on security sales of $121. The decreased gain on sales of portfolio loans was the result of an $8.1 million decrease in volume of portfolio loans sold. Noninterest expense increased by $747, mainly the result of the following: $387 increase in salaries expense and $300 increase in data processing and communications expense. Preferred stock dividends also increased by $121 as a result of new preferred stock issued by the Company on June 30, 2014.

For the six months ended June 30, 2015, the Commercial & Retail Banking segment earned  $874 compared to $2.0 million during the six months ended June 30, 2014. Net interest income increased by $1.5 million, mainly the result of average loan balances increasing by $171.8 million. In addition, average subordinated debt increased $29.2 million which led to a $956 increase in interest expense. Noninterest income decreased by $1.0 million, largely the result of decreased gains on sales of portfolio loans of $533 and decrease of $494 in gain on derivative. The decreased gain on sales of portfolio loans was the result of an $8.1 million decrease in volume of portfolio loans sold. Noninterest expense increased by $2.2 million, mainly the result of the following: $1.1 million in salaries expense, $521 in occupancy and equipment expense, $599 in data processing and communications expense and $446 in professional fees. Preferred stock dividends also increased by $121 as a result of new preferred stock issued by the Company on June 30, 2014.

Mortgage Banking

For the three months ended June 30, 2015, the Mortgage Banking segment earned $1.2 million compared to $400 during the three months ended June 30, 2014. Net interest income increased $198, noninterest income increased by $3.5 million and noninterest expense increased by $2.5 million. The $769 earnings increase is mainly due to a 69% increase in origination volume, which helped drive a $4.2 million increase in mortgage fee income. A  $9.5 million decrease in loans held for sale caused a $691 decrease in gain on derivative. Personnel expense also increased by $1.9 million.

For the six months ended June 30, 2015, the Mortgage Banking segment earned $3.0 million compared to $359 during the six months ended June 30, 2014. Net interest income increased $317, noninterest income increased by $8.9 million and noninterest expense increased by $5.0 million. The $2.6 million earnings increase is mainly due to a 94% increase in origination volume, which helped drive a $7.2 million increase in mortgage fee income as well as a  $1.7 million increase in gain on derivative. Personnel expense also increased by $4.0 million.

Insurance

For the three months ended June 30, 2015, the Insurance segment lost $174 compared to  a $253 loss during the three months ended June 30, 2014. Noninterest income increased by $114 and noninterest expense decreased by $15.  Income tax benefit for the second quarter 2015 decreased by $50.

For the six months ended June 30, 2015, the Insurance segment earned $169 compared to  a $261 loss during the six months ended June 30, 2014. Noninterest income increased by $782 and noninterest expense increased by $86.  Income tax expense for the six months ended June 30, 2015 increased by $266.

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

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations for the three and six months ended June 30, 2015 and 2014 is as follows:

	For the three months ended	For the three months ended
(in thousands)	June 30, 2015	June 30, 2014
Service cost	$-	$138
Interest cost	78	77
Expected Return on Plan Assets	(79)	(79)
Amortization of Net Actuarial Loss	64	35
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$63	$171

Contributions Paid	$36	$94

	For the six months ended	For the six months ended
(in thousands)	June 30, 2015	June 30, 2014
Service cost	$—	$346
Interest cost	157	155
Expected Return on Plan Assets	(158)	(158)
Amortization of Net Actuarial Loss	128	70
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$127	$413

Contributions Paid	$72	$188

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2015 and 2014:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	Amount	Amount	Amount	Amount
(in thousands)	Reclassified	Reclassified	Reclassified	Reclassified	Affected line item in the Statement where net
Details about AOCI Components	from AOCI	from AOCI	from AOCI	from AOCI	income is presented

Available-for-sale securities
Unrealized holding gains	$5	$125	$126	$125	Gain on sale of securities
	5	125	126	125	Total before tax
	(2)	(50)	(50)	(50)	Income tax expense
	3	75	76	75	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(64)	(35)	(128)	(70)	Salaries and benefits
	(64)	(35)	(128)	(70)	Total before tax
	25	14	50	27	Income tax expense
	(39)	(21)	(78)	(43)	Net of tax

Total reclassifications	$(36)	$54	$(2)	$32

	Unrealized
	gains (losses)
	on available-	Defined benefit
	for-sale	pension plan
(in thousands)	securities	items	Total

Balance at March 31, 2015	$(154)	$(2,400)	$(2,554)
Other comprehensive income (loss) before reclassification	(255)	441	186
Amounts reclassified from AOCI	(3)	39	36
Net current period OCI	(258)	480	222
Balance at June 30, 2015	$(412)	$(1,920)	$(2,332)

Balance at March 31, 2014	$(1,154)	$(1,485)	$(2,639)
Other comprehensive income loss before reclassification	666	(210)	456
Amounts reclassified from AOCI	(75)	21	(54)
Net current period OCI	591	(189)	402
Balance at June 30, 2014	$(563)	$(1,674)	$(2,237)

Balance at January 1, 2015	$(406)	$(2,236)	$(2,642)
Other comprehensive income (loss) before reclassification	70	238	308
Amounts reclassified from AOCI	(76)	78	2
Net current period OCI	(6)	316	310
Balance at June 30, 2015	$(412)	$(1,920)	$(2,332)

Balance at January 1, 2014	$(1,476)	$(1,485)	$(2,961)
Other comprehensive income loss before reclassification	988	(232)	756
Amounts reclassified from AOCI	(75)	43	(32)
Net current period OCI	913	(189)	724
Balance at June 30, 2014	$(563)	$(1,674)	$(2,237)

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

On May 1, 2015, MVB Bank, Inc. (MVB Bank), a wholly-owned subsidiary of MVB Financial Corp. (MVB Financial or the Company), issued a joint news release with BB&T Corporation (BB&T) and Susquehanna Bancshares, Inc. (Susquehanna) announcing the signing of a definitive agreement, subject to customary closing conditions including regulatory approvals, through which MVB Bank will acquire two branch locations of Susquehanna Bank in Berkeley County, West Virginia and will assume approximately $69 million of deposits and $17 million of loans. The two Susquehanna Bank branch locations are slated for divestiture under BB&T’s agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System in connection with BB&T’s pending acquisition of Susquehanna. On July 22, 2015, regulatory approvals for the acquisition of the two Susquehanna Bank branch locations were received. The acquisition is expected to close August 28, 2015.

The following acquisition related costs are included in the consolidated statements of income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
(in thousands)	June 30, 2015	June 30, 2014
Professional fees	$12	$3
Marketing	—	2
Printing, postage and supplies	3	1
Equipment depreciation and maintenance	—	1
Travel and entertainment	5	41
Total	$20	$48

	Six months ended	Six months ended
(in thousands)	June 30, 2015	June 30, 2014
Professional fees	$12	$72
Marketing	—	4
Printing, postage and supplies	3	8
Equipment depreciation and maintenance	—	6
Travel and entertainment	5	73
Total	$20	$163

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

SUMMARY OF RESULTS OF OPERATIONS

At June 30, 2015 and 2014 and for the Six and Three Months Ended June 30, 2015 and 2014:

	Six months ended		Three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income to:
Average assets (annualized)	0.70%	0.42%	0.64%	0.37%
Average stockholders’ equity (annualized)	7.25%	4.40%	6.84%	3.93%
Net interest margin	3.01%	3.07%	3.06%	2.99%

Average stockholders’ equity to average assets	9.59%	9.54%	9.35%	9.42%
Total loans to total deposits (end of period)	102.26%	98.29%	102.26%	98.29%
Allowance for loan losses to total loans (end of period)	0.77%	0.85%	0.77%	0.85%
Efficiency ratio	80.90%	85.24%	82.90%	85.46%
Bank Capital ratios:
Tier 1 capital ratio	12.25%	15.20%	12.25%	15.20%
Risk-based capital ratio	12.96%	16.01%	12.96%	16.01%
Leverage ratio	10.33%	11.25%	10.33%	11.25%
Common Equity Tier 1 capital ratio	12.25%	N/A	12.25%	N/A
Cash dividends on common stock as a percentage of net income	7.97%	14.90%	7.97%	14.90%
Per share data:
Book value per share (end of period)	$12.05	$11.60	$12.05	$11.60
Basic earnings per share	$0.47	$0.27	$0.22	$0.12
Diluted earnings per share	$0.46	$0.26	$0.22	$0.12

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

MVB Mortgage has thirteen mortgage only offices, located in Virginia, Washington, DC, as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

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

In addition to MVB Mortgage, the Company has a wholly-owned subsidiary, MVB Insurance, LLC.  MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  MVB Insurance maintains its headquarters at 301 Virginia Avenue, Fairmont, West Virginia, and operates offices at: 48 Donley Street, Suite 703, Morgantown, West Virginia, 400 Washington Street East, Charleston, West Virginia,; and 300 Wharton Circle, Suite 260, Triadelphia, West Virginia.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At June 30, 2015, the Company had 351 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statements of Income

For the three months ended June 30, 2015, the Company earned $1.9 million compared to $1.0 million in the second quarter of 2014.  Net interest income increased by $1.2 million, noninterest income increased by $3.5 million and noninterest expenses increased by $3.5 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $173.0 million in average loan growth and despite an increase in average interest bearing liabilities of $117.0 million and an increase in interest expense of $338.  The increase in average interest bearing liabilities generated the increase in interest expense of $338, $523 of the increase was related to the issuance of subordinated debt in June 2014, which increased cost of funds on subordinated debt by 421 basis points. There was also a $498 decrease in NOW interest expense for the three months ended June 30, 2015. This decrease was related to the subordinated debt in that the funds were held in escrow during the three months ended 2014 up until the subordinated debt was issued on June 30, 2014.

Loan loss provisions of $561 and $889 were made for the quarters ended June 30, 2015 and 2014, respectively. The decrease in loan loss provision is attributable to significantly less residential real estate loan growth, the decreasing nature of the historical loss rate within the home equity loan portfolio and lower historical levels of charge-offs. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off no in loans during the second quarter of 2015 versus $104 for the same time period in 2014.

For the six months ended June 30, 2015, the Company earned $4.0 million compared to $2.1 million for the six months ended June 30, 2014.  Net interest income increased by $1.8 million, noninterest income increased by $9.1 million and noninterest expenses increased by $7.7 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $171.8 million in average loan growth and despite an increase in average interest bearing liabilities of $113.3 million and an increase in interest expense of $1.1 million. The increase in average interest bearing liabilities generated the increase in interest expense of $1.1 million, $1.0 million which related to the issuance of subordinated debt in June 2014, which increased cost of funds on subordinated debt by 441 basis points. There was also a $401 decrease in NOW interest expense for the six months ended June 30, 2015. This decrease was related to the subordinated debt in that the funds were held in escrow during the six months ended 2014 up until the subordinated debt was issued on June 30, 2014.

Loan loss provisions of $1.2 million and $1.4 million were made for the six months ended June 30, 2015 and 2014, respectively. The decrease in loan loss provision is attributable to significantly less residential real estate loan growth, the decreasing nature of the historical loss rate within the home equity loan portfolio and lower historical levels of charge-offs. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $423 in loans during the six month period ended June 30, 2015 versus $111 for the same time period in 2014.

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

The net interest margin for the three months ended June 30, 2015 and 2014 was 3.06% and 2.99% respectively.  The 7 basis point increase in the net interest margin for the quarter ended June 30, 2015 was the result of an 8 basis point increase in yield, mainly the result of a 32 basis point increase in yield on real estate loans and loans held for sale. Interest expense related to the new subordinated debt that was issued on June 30, 2014 increased $523. The new subordinated debt earned an average rate of approximately 7% during the three month period ended June 30, 2015. This was offset by the decrease in interest expense on NOW deposits of $498, as discussed above. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $173.0 million, which enabled an increase in net interest income of $1.2 million. Additionally, investment securities average balance declined by $36.2 million through sales and maturities, and the resulting funds earned higher rates in the loan portfolio.  An increase in the Bank’s average non-interest bearing balances of $12.4 million led to a favorable increase in the impact of non-interest bearing funds on the margin by 1 basis point.

The net interest margin for the six months ended June 30, 2015 and 2014 was 3.01% and 3.07% respectively.  The 6 basis point decrease in the net interest margin for the six months ended June 30, 2015 was the result of a 12 basis point increase in cost of funds and a 4 basis point increase in yield. The 12 basis point increase in cost of funds was mainly the result of the addition of new subordinated debt. Interest expense related to the new subordinated debt that was issued on June 30, 2014 increased $1.0 million. The 4 basis point increase in yield was mainly the result of a 19 basis point increase in yield on real estate loans and loans held for sale   The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $171.8 million, which enabled an increase in net interest income of $2.8 million. Additionally, investment securities average balance declined by $39.6 million through sales and maturities, and the resulting funds earned higher rates in the loan portfolio.  An increase in the Bank’s average non-interest bearing balances of $12.5 million led to a favorable increase in the impact of non-interest bearing funds on the margin by 2 basis point.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$13,035	$9	0.28%	$13,347	$9	0.27%
CD’s with other banks	11,659	54	1.85	9,427	42	1.78
Investment securities:
Taxable	53,396	222	1.66	97,470	358	1.47
Tax-exempt	64,172	382	2.38	56,304	407	2.89
Loans and loans held for sale:
Commercial	593,831	6,308	4.25	483,635	5,476	4.53
Tax exempt	21,179	188	3.55	38,226	350	3.66
Real estate	326,220	3,356	4.12	244,634	2,327	3.80
Consumer	16,743	175	4.18	18,479	193	4.18
Allowance for loan losses	(6,740)			(5,924)
Net loans	951,233	10,027	4.22	779,050	8,346	4.29
Total earning assets	1,100,235	10,694	3.89	961,522	9,162	3.81
Cash and due from banks	13,381			19,834
Other assets	83,404			72,937
Total assets	$1,190,280			$1,048,369

Liabilities
Deposits:
NOW	$426,094	$641	0.60%	$389,650	$1,139	1.17%
Money market checking	61,611	91	0.59	30,160	30	0.40
Savings	37,364	28	0.30	37,897	31	0.33
IRAs	10,765	33	1.23	9,609	26	1.08
CDs	276,272	729	1.06	219,094	465	0.85
Repurchase agreements & federal funds sold	26,140	20	0.31	78,699	107	0.54
FHLB and other borrowings	123,847	177	0.57	109,098	143	0.52
Subordinated debt	33,524	549	6.55	4,446	26	2.34
Total interest-bearing liabilities	995,617	2,268	0.91	878,653	1,967	0.90
Non-interest bearing demand deposits	75,338			62,904
Other liabilities	7,980			8,091
Total liabilities	1,078,935			949,648

Stockholders’ equity
Preferred stock	16,334			8,586
Common stock	8,038			7,954
Paid-in capital	74,447			72,203
Treasury stock	(1,084)			(1,084)
Retained earnings	16,162			13,698
Accumulated other comprehensive income	(2,552)			(2,636)
Total stockholders’ equity	111,345			98,721
Total liabilities and stockholders’ equity	$1,190,280			$1,048,369

Net interest spread			2.98			2.92
Impact of non-interest bearing funds on margin			0.08			0.07
Net interest income-margin		$8,426	3.06%		$7,195	2.99%

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$14,404	$19	0.26%	$12,380	$14	0.23%
CD’s with other banks	11,723	108	1.84	9,427	83	1.76
Investment securities:
Taxable	53,846	461	1.71	101,675	769	1.51
Tax-exempt	64,758	770	2.38	56,525	820	2.90
Loans and loans held for sale:
Commercial	572,626	12,015	4.20	459,212	10,312	4.49
Tax exempt	21,016	371	3.53	37,719	691	3.66
Real estate	307,210	6,235	4.06	230,590	4,462	3.87
Consumer	17,027	353	4.15	18,539	388	4.19
Allowance for loan losses	(6,678)			(5,628)
Net loans	911,201	18,974	4.16	740,432	15,853	4.28

Total earning assets	1,062,610	20,332	3.83	926,067	17,539	3.79
Cash and due from banks	14,077			22,306
Other assets	83,105			71,895
Total assets	$1,153,114			$1,014,640

Liabilities
Deposits:
NOW	$420,579	$1,290	0.61%	$364,514	$1,691	0.93%
Money market checking	57,316	172	0.60	30,972	61	0.39
Savings	37,053	55	0.30	38,278	68	0.36
IRAs	10,305	62	1.20	9,607	56	1.17
CDs	260,163	1,310	1.01	225,960	920	0.81
Repurchase agreements & federal funds sold	28,050	44	0.31	77,007	233	0.61
FHLB and other borrowings	114,796	334	0.58	97,821	273	0.56
Subordinated debt	33,524	1,092	6.51	4,286	45	2.10
Total interest-bearing liabilities	961,786	4,359	0.91	848,445	3,347	0.79
Non-interest bearing demand deposits	73,815			61,319
Other liabilities	6,977			8,125
Total liabilities	1,042,578			917,889

Stockholders’ equity
Preferred stock	16,334			8,543
Common stock	8,036			7,826
Paid-in capital	74,415			70,383
Treasury stock	(1,084)			(1,084)
Retained earnings	15,431			13,879
Accumulated other comprehensive income	(2,596)			(2,796)
Total stockholders’ equity	110,536			96,751
Total liabilities and stockholders’ equity	$1,153,114			$1,014,640

Net interest spread			2.92			3.00
Impact of non-interest bearing funds on margin			0.09			0.07
Net interest income-margin		$15,973	3.01%		$14,192	3.07%

Non-Interest Income

Mortgage fee income, insurance and investment services income and gain on derivatives generate the core of the Bank’s noninterest income. Also, gain on sale of portfolio loans continue to be part of the core of the Bank’s noninterest income.

For the three months ended June 30, 2015, noninterest income totaled $10.5 million compared to $7.1 million for the same time period in 2014.  The $3.5 million increase in noninterest income was mainly the result of an increase in mortgage fee income of $4.3 million and a decrease in gain on derivatives of $747. The increase in mortgage fee income was due to an increase in loan production and loan sale volume as a result of an expansion into new markets and a decrease in interest rates. The decrease in gain on derivatives was a result of a $9.5 million decrease in loans held for sale.  Further, the decrease in interest rates has increased the share of refinances from 18% during the second quarter of 2014 to 27% during the second quarter of 2015.

For the six months ended June 30, 2015, noninterest income totaled $21.9 million compared to $12.8 million for the same time period in 2014.  The $9.1 million increase in noninterest income was mainly the result of an increase in mortgage fee income of $7.4 million, an increase in gain on derivatives of $1.2 million and an increase in insurance and investment services income of $827.  Both the increase in mortgage fee income and gain on derivatives was due to an increase in loan production and loan sale volume as a result of an expansion into new markets and a decrease in interest rates. Further, the decrease in interest rates has increased the share of refinances from 19% during the six months ended June 30, 2014 to 41% during the same time period in 2015.

Non-Interest Expense

The Company had 351 full-time equivalent personnel at June 30, 2015, as noted, compared to 313 full-time equivalent personnel as of June 30, 2014.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment,  data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 82.90% for the second  quarter of 2015 compared to 85.46% for the second quarter of 2014. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended June 30, 2015,  noninterest expense totaled $15.7 million compared to $12.2 million for the same time period in 2014. The $3.5 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $2.3 million,  this increase related to: the addition of new bank and mortgage offices, increased commissions related to increased mortgage production, additional staffing related to organic growth and raises for existing staff.

Occupancy and equipment expense increased $338. This increase was mainly the result of the opening of multiple new bank and mortgage office locations, the completion of a new facility in Kanawha County, West Virginia and construction of a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Data processing and communication costs increased $248. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Mortgage processing costs increased $223. This increase was primarily the result of increase mortgage loan volume.

Salaries and employee benefits, occupancy and equipment,  data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 80.90% for the six months ended June 30, 2015 compared to 85.24% for the same time period in 2014. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the six months ended June 30, 2015, noninterest expense totaled $30.7 million compared to $23.0 million for the same time period in 2014. The $7.7 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $5.2 million, this increase related to: the addition of new bank and mortgage offices, increased commissions related to increased mortgage production, additional staffing related to organic growth and raises for existing staff.

Occupancy and equipment expense increased $707. This increase was mainly the result of the opening of multiple new bank and mortgage office locations, the completion of a new facility in Kanawha County, West Virginia and construction of a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Data processing and communication costs increased $489. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Mortgage processing costs increased $424. This increase was primarily the result of increase mortgage loan volume.

Return on Average Assets and Average Equity (Annualized)

Returns on average assets (ROA) and average equity (ROE) annualized were .64% and 6.84% for the second quarter of 2015 compared to .37% and 3.93% in the second quarter of 2014. The .27% increase in ROA is due to increased earnings of $936 and a $141.9 million increase in average assets for the second quarter of 2015 compared to the second quarter of 2014. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The 2.91% increase in ROE is also due to increased earnings of $936 and a $12.6 million increase in average equity for the second quarter of 2015 compared to the second quarter of 2014. The increase in average equity was mainly due to the issuance of additional preferred stock.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2015 compared to June 30, 2014. The most significant areas of change between the quarters ended June 30, 2015 and June 30, 2014 were as follows: net loans increased to an average balance of $951.2 million from $779.1 million, investment securities declined by $36.2 million to an average of $117.6 million, interest-bearing liabilities grew to an average balance of $995.6 million from $878.7 million and stockholders’ equity grew by $12.6 million to an average of $111.3 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at June 30, 2015 were $1.3  billion or an increase of $142.6 million since December 31, 2014.  The greatest areas of increase were $112.0 million in net loan growth and $46.8 in loans held for sale.

Deposits totaled $891.0 million at June 30, 2015 or an increase of $67.7 million since December 31, 2014, mainly the result of an increase in savings, NOW and time deposits.

Stockholders’ equity has increased approximately $3.8 million from December 31, 2014 mainly due to earnings for the six months ended June 30, 2015 of $4.0 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $14.0 million as of June 30, 2015 compared to $30.1 million as of December 31, 2014.

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

Investment Securities

Investment securities totaled $119.0 million as of June 30, 2015 and $122.8 million as of December 31, 2014. The investment portfolio is fairly evenly balanced between government sponsored agency securities, mortgage-backed securities and municipal securities.

During the three months ended June 30, 2015, the Bank sold a held-to-maturity investment security due to a credit downgrade. This type of sale is permissible in accordance with GAAP. Due to the significant deterioration in this issuer’s creditworthiness, we feel the sale does not taint our intentions in regards to the remainder of our held-to-maturity portfolio.

The Company and Bank management monitor the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings. The group also monitors net interest income and pricing guidelines, and manages interest rate risk for the bank. Through active balance sheet management and analysis of the investment securities portfolio, the bank maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. The Company and Bank management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The Company’s loan portfolio totaled $911.1 million as of June 30, 2015 and $798.3 million as of December 31, 2014. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At June 30, 2015, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas. The loan portfolio mix as of June 30, 2015 remains consistent with the mix as of December 31, 2014.

Allowance for Loan Losses

The allowance for loan losses was $7.0 million or 0.77% of total loans at June 30, 2015 compared to $6.2 million or 0.78% of total loans at December 31, 2014. The Bank management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Bank Loan Review Committee.  The Bank Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses.  Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy.  While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem.  The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio.

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $891.0 million at June 30, 2015.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At June 30, 2015, non-interest bearing deposits totaled $76.7 million compared to $67.1 million at December 31, 2014.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $814.3 million at June 30, 2015 compared to $756.2 million at December 31, 2014. Average interest-bearing liabilities totaled $995.6 million during the second quarter of 2015 compared to $878.7 million for the second quarter of 2014.  This $117.0 million increase is the result of the following: $58.2 million increase in CDs, $36.4 million increase in NOW, $31.5 million increase in MMDA, $14.7 million increase in FHLB and other borrowings, $29.1 million in subordinated debt and $52.6 million decrease in repurchase agreements and federal funds sold.  Average non-interest bearing demand deposits totaled $75.3 million for the second quarter of 2015 compared to $62.9 million for the second quarter of 2014.  Management will continue to emphasize deposit gathering in 2015 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At June 30, 2014, repurchase agreements totaled $26.3 million compared to $32.7 million at December 31, 2014.  In addition to the aforementioned funds alternatives, the Bank has access to more than $312.6 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess better economic climates than the general national climate.  Unemployment in the United States was 5.3% and 6.1% in 2015 and 2014, respectively.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows for the periods indicated:

	May 2015	May 2014
Berkeley County	5.1%	5.4%
Harrison County	6.7%	5.0%
Jefferson County	4.4%	4.6%
Marion County	7.0%	5.9%
Monongalia County	5.1%	4.4%
Kanawha County	6.2%	5.9%

Nonperforming loans to total loans were 1.07%  in June of 2015 versus 0.35% in June of 2014 and charge offs to total loans were 0.05% and 0.02% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

At June 30, 2015, accumulated other comprehensive loss totaled $(2,332) compared to $(2,642) at December 31, 2014. This change is primarily the result in the rise of the change in the value of the defined benefit pension plan.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated Financial Statements of the Company’s 2014 Form 10-K. At June 30, 2015, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June  30, 2015 and December 31, 2014 was $215.0 million and $143.2 million, respectively.

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

Future Outlook

The Company’s results of operations in the second quarter of 2015 increased significantly compared to the second quarter of 2014 mainly due to an increase in noninterest income in the mortgage banking segment.  The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2015, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 6, 2015

MVB Financial Corp.

By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer & President

By:	/s/ Bret S. Price
Bret S. Price
Senior Vice President & Chief Financial Officer