Form 10-Q
period 2015-09-30
MVB FINANCIAL CORP
filed 2015-11-05
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, the number of shares outstanding of the issuer’s only class of common stock was 8,061,921.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (“the Company” or “MVB”) and subsidiaries (“Subsidiaries”) including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary Potomac Mortgage Group, Inc., which does business as  MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC (“MVB Insurance”) listed below are included on pages 3-38 of this report.

Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014
Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Nine Months and Three Months ended September 30, 2015 and 2014
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 39-53 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents:
Cash and due from banks	$16,522	$13,403
Interest bearing balances	8,613	16,674
Total cash and cash equivalents	25,135	30,077
Certificates of deposits in other banks	13,150	11,907
Investment securities:
Securities available-for-sale	68,158	68,213
Securities held-to-maturity (fair value of $53,923 for 2015 and $55,871 for 2014)	52,969	54,538
Loans held for sale	73,047	69,527
Loans:	994,833	798,297
Less: Allowance for loan losses	(7,388)	(6,223)
Net loans	987,445	792,074
Bank premises, furniture and equipment	26,292	25,472
Bank owned life insurance	22,172	21,679
Accrued interest receivable and other assets	19,681	19,193
Goodwill	18,480	17,779
Total assets	$1,306,529	$1,110,459
Liabilities
Deposits
Non-interest bearing	$87,244	$67,066
Interest bearing	931,011	756,161
Total deposits	1,018,255	823,227

Accrued interest, taxes and other liabilities	11,591	10,310
Repurchase agreements	26,562	32,673
FHLB and other borrowings	102,468	101,287
Subordinated debt	33,524	33,524
Total liabilities	1,192,400	1,001,021

Stockholders’ equity
Preferred stock, par value $1,000; 20,783 authorized and 9,283 issued in 2015 and 2014, respectively	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized; 8,112,998 and 8,034,362 issued; and 8,061,921 and 7,983,285 outstanding in 2015 and 2014, respectively	8,113	8,034
Additional paid-in capital	74,123	74,342
Retained earnings	18,958	14,454
Accumulated other comprehensive loss	(2,315)	(2,642)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	114,129	109,438
Total liabilities and stockholders’ equity	$1,306,529	$1,110,459

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income
Interest and fees on loans	$29,187	$23,322	$10,584	$8,161
Interest on deposits with other banks	198	150	71	53
Interest on investment securities – taxable	674	1,022	213	253
Interest on tax exempt loans and securities	1,689	2,138	548	627
Total interest income	31,748	26,632	11,416	9,094

Interest expense
Deposits	4,554	4,133	1,665	1,337
Repurchase agreements	62	262	18	29
FHLB and other borrowings	493	399	159	126
Subordinated debt	1,648	589	556	544
Total interest expense	6,757	5,383	2,398	2,036
Net interest income	24,991	21,249	9,018	7,058
Provision for loan losses	1,856	2,192	636	783
Net interest income after provision for loan losses	23,135	19,057	8,382	6,275

Noninterest income
Service charges on deposit accounts	471	500	175	183
Income on bank owned life insurance	492	424	160	169
Visa debit card and interchange income	684	573	244	203
Mortgage fee income	23,881	12,491	8,955	4,948
Gain on sale of portfolio loans	1,119	1,549	319	216
Insurance and investment services income	3,805	2,745	1,142	909
Gain on sale of securities	130	396	4	271
Gain (loss) on derivatives	67	548	(2,039)	(391)
Gain on sale of other real estate owned	654	57	618	—
Other operating income	596	119	376	72
Total noninterest income	31,899	19,402	9,954	6,580

Noninterest expense
Salary and employee benefits	30,131	22,327	10,203	7,598
Occupancy expense	2,657	2,036	902	732
Equipment depreciation and maintenance	1,524	1,111	557	400
Data processing and communications	2,945	2,114	1,075	733
Mortgage processing	2,310	1,706	774	596
Marketing, contributions and sponsorships	1,094	828	398	293
Professional fees	2,217	1,522	936	645
Printing, postage and supplies	566	579	210	186
Insurance, tax and assessment expense	1,283	1,147	436	423
Travel, entertainment, dues and subscriptions	1,237	1,003	485	330
Other operating expenses	1,138	866	448	279
Total noninterest expense	47,102	35,239	16,424	12,215
Income before income taxes	7,932	3,220	1,912	640
Income tax expense	2,518	556	506	103
Net income	$5,414	$2,664	$1,406	$537
Preferred dividends	430	187	145	144
Net income available to common shareholders	$4,984	$2,477	$1,261	$393

Earnings per share – basic	$0.62	$0.31	$0.16	$0.05
Earnings per share – diluted	$0.62	$0.31	$0.16	$0.05
Weighted average shares outstanding - basic	7,998,203	7,863,820	8,023,549	8,032,362
Weighted average shares outstanding - diluted	8,606,354	8,077,895	8,631,700	8,246,437

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)(Dollars in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$5,414	$2,664	$1,406	$537

Other comprehensive income:

Unrealized holding gains during the year	549	1,855	433	209

Income tax effect	(220)	(742)	(174)	(83)

Reclassification adjustment for gain recognized in income	(130)	(396)	(4)	(271)

Income tax effect	52	159	2	108

Change in defined benefit pension plan	127	(505)	(400)	(190)

Income tax effect	(51)	202	160	76

Other comprehensive income	327	573	17	(151)

Comprehensive income	$5,741	$3,237	$1,423	$386

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Nine months ended
	September 30,	September 30,
	2015	2014
Operating activities
Net income	$5,414	$2,664
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	586	628
Net amortization of deferred loan fees	(110)	166
Provision for loan losses	1,856	2,192
Depreciation and amortization	1,437	898
Stock based compensation	308	222
Loans originated for sale	(1,047,432)	(596,844)
Proceeds of loans sold	1,067,793	647,905
Mortgage fee income	(23,881)	(12,491)
Gain on sale of investment securities	(130)	(396)
Income on bank owned life insurance	(492)	(424)
Deferred taxes	118	(1,016)
Other, net	799	(1,405)
Net cash provided by operating activities	6,266	42,099
Investing activities
Purchases of investment securities available-for-sale	(28,212)	(24,268)
Purchases of investment securities held-to-maturity	—	(250)
Maturities/paydowns of investment securities held-to-maturity	865	1,000
Maturities/paydowns of investment securities available-for-sale	15,601	6,533
Sales of investment securities available-for-sale	12,912	54,268
Sales of investment securities held-to-maturity	421	—
Purchases of premises and equipment	(1,648)	(7,985)
Net increase in loans	(177,798)	(139,999)
Gain on sale of portfolio loans	(1,119)	(1,549)
Purchases of restricted bank stock	(17,431)	(8,080)
Redemptions of restricted bank stock	16,977	9,602
Proceeds from sale of certificates of deposit with banks	248	—
Purchase of certificates of deposit with banks	(1,491)	—
Proceeds from sale of other real estate owned	1,132	76
Branch acquisition, net cash acquired	48,292	—
Purchase of bank owned life insurance	—	(5,000)
Net cash used in investing activities	(131,251)	(115,652)
Financing activities
Net increase in deposits	126,331	150,510
Net (decrease) in repurchase agreements	(6,111)	(47,684)
Net change in short-term FHLB borrowings	3,335	(48,062)
Principal payments on FHLB borrowings	(2,154)	(1,120)
Proceeds from subordinated debt	—	29,400
Proceeds from stock offering	—	5,617
Preferred stock issuance	—	7,834
Dividend reinvestment plan proceeds	—	180
Common stock options exercised	(448)	48
Cash dividends paid on common stock	(480)	(317)
Cash dividends paid on preferred stock	(430)	(187)
Net cash provided by financing activities	120,043	96,219
(Decrease) in cash and cash equivalents	(4,942)	22,666
Cash and cash equivalents at beginning of period	30,077	39,843
Cash and cash equivalents at end of period	$25,135	$62,509

Supplemental disclosure of cash flow information

Loans transferred to other real estate owned	$174	$346
Cashless stock options exercised	$1,180	$—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$8,278	$6,444
Income taxes	$2,400	$1,600

See accompanying notes to unaudited financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements included in the Company’s 2014 filing on Form 10-K.  Operating results for the nine and three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Note 2 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of the ASU on our financial statements.

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

Note 3 – Investments

Amortized cost and fair values of investment securities held-to-maturity at September 30, 2015, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$52,969	$1,336	$(382)	$53,923
Total investment securities held-to-maturity	$52,969	$1,336	$(382)	$53,923

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$54,538	$1,600	$(267)	$55,871
Total investment securities held–to-maturity	$54,538	$1,600	$(267)	$55,871

Amortized cost and fair values of investment securities available-for-sale at September 30, 2015 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$32,104	$20	$(34)	$32,090
U.S. Sponsored Mortgage-backed securities	35,044	23	(355)	34,712
Municipal securities	459	—	—	459
Total debt securities	67,607	43	(389)	67,261
Equity and other securities	809	88	—	897
Total investment securities available-for-sale	$68,416	$131	$(389)	$68,158

Amortized cost and fair values of investment securities available-for-sale at December 31, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$37,926	$73	$(465)	$37,534
U.S. Sponsored Mortgage-backed securities	30,293	58	(419)	29,932
Total debt securities	68,219	131	(884)	67,466
Equity and other securities	670	77	—	747
Total investment securities available-for-sale	$68,889	$208	$(884)	$68,213

The following tables summarize amortized cost and fair values of debt securities by maturity at September 30, 2015:

	Held to Maturity		Available for sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$—	$—	$—	$—
After one year, but within five	5,467	5,620	23,101	23,085
After five years, but within ten	13,681	13,889	12,310	12,305
After ten years	33,821	34,414	32,196	31,871
Total	$52,969	$53,923	$67,607	$67,261

Investment securities with a carrying value of $113,661 at September 30, 2015, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of September 30, 2015, the details of which are included in the following table.  Although these securities, if sold at September 30, 2015 would result in a pretax loss of $771, the Company has no intent to sell the applicable securities at such market values, and maintains the Company has the ability to hold these securities until all principal has been recovered.  Declines in the market values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company's ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of September 30, 2015, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at September 30, 2015:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (7)	$4,993	$(10)	$14,075	$(24)
U.S. Sponsored Mortgage-backed securities (14)	13,286	(89)	12,606	(266)
Municipal securities (42)	9,076	(140)	8,059	(242)
	$27,355	$(239)	$34,740	$(532)

The following table discloses investments in an unrealized loss position at December 31, 2014:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$996	$(3)	$26,900	$(462)
U.S. Sponsored Mortgage-backed securities (8)	678	(3)	14,824	(416)
Municipal securities (42)	528	(3)	16,489	(264)
	$2,202	$(9)	$58,213	$(1,142)

For the three month period ended September 30, 2015 and 2014, the Company sold investments available-for-sale of $1.4 million and $17.1 million, respectively, resulting in gross gains of $4 and $275 and gross losses of $0 and $4.

For the nine month period ended September 30, 2015 and 2014, the Company sold investments available-for-sale of $12.9 million and $54.3 million, respectively, resulting in gross gains of $125 and $489 and gross losses of $0 and $93.

For the three and nine month periods ended September 30, 2015, the Company sold investments held-to-maturity of $421, resulting in gross gains of $5.  The held-to-maturity investment was sold due to a credit downgrade. The Company sold no held-to-maturity investments during 2014.

Note 4 – Loans and Allowance for Loan Losses

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2015:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance June 30, 2015	$5,201	$1,018	$632	$196	$7,047
Charge-offs	(299)	—	—	(5)	(304)
Recoveries	—	—	—	9	9
Provision	515	101	78	(58)	636
ALL balance September 30, 2015	$5,417	$1,119	$710	$142	$7,388

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(708)	(14)	—	(5)	(727)
Recoveries	21	1	1	13	36
Provision	1,741	170	18	(73)	1,856
ALL balance September 30, 2015	$5,417	$1,119	$710	$142	$7,388
Individually evaluated for impairment	$595	$301	$28	$6	$930
Collectively evaluated for impairment	$4,822	$818	$682	$136	$6,458

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2015:

(in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,036	$849	$28	$6	$12,919
Collectively evaluated for impairment	687,623	210,997	65,617	17,677	981,914
Total Loans	$699,659	$211,846	$65,645	$17,683	$994,833

The following table summarizes the primary segments of the allowance for loan losses (“ALL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2014:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance June 30, 2014	$4,485	$685	$825	$246	$6,241
Charge-offs	(634)	(30)	—	(1)	(665)
Recoveries	3	—	2	—	5
Provision	633	224	(38)	(36)	783
ALL balance September 30, 2014	$4,487	$879	$789	$209	$6,364

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2013	$3,609	$519	$554	$253	$4,935
Charge-offs	(632)	(133)	—	(11)	(776)
Recoveries	7	—	3	3	13
Provision	1,503	493	232	(36)	2,192
ALL balance September 30, 2014	$4,487	$879	$789	$209	$6,364
Individually evaluated for impairment	$893	$278	$29	$10	$1,210
Collectively evaluated for impairment	$3,594	$601	$760	$199	$5,154

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2014:

(in thousands)	Commercial	Residential	Equity	Consumer	Total
Individually evaluated for impairment	$5,764	$837	$29	$16	$6,646
Collectively evaluated for impairment	543,327	151,331	43,576	18,046	756,280
Total Loans	$549,091	$152,168	$43,605	$18,062	$762,926

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

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of September 30, 2015 and 2014, net deferred fees and costs of $1,228 and $1,402, respectively, were included in the carrying value of loans.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2015 and December 31, 2014 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
September 30, 2015	Investment	Allowance	Investment	Investment	Balance
Commercial
Commercial Business	$—	$—	$2,758	$2,758	$2,758
Commercial Real Estate	6,522	498	—	6,522	6,522
Acquisition & Development	269	97	2,487	2,756	4,431
Total Commercial	6,791	595	5,245	12,036	13,711
Residential	827	301	22	849	849
Home Equity	28	28	—	28	28
Consumer	6	6	—	6	6
Total impaired loans	$7,652	$930	$5,267	$12,919	$14,594

December 31, 2014
Commercial
Commercial Business	$—	$—	$3,606	$3,606	$3,606
Commercial Real Estate	1,527	260	5,021	6,548	6,548
Acquisition & Development	273	102	3,355	3,628	4,703
Total Commercial	1,800	362	11,982	13,782	14,857
Residential	969	298	—	969	969
Home Equity	28	28	—	28	28
Consumer	2	2	—	2	2
Total impaired loans	$2,799	$690	$11,982	$14,781	$15,856

Impaired loans have decreased during 2015, primarily as the result of three loans, of which the recorded investment of each has decreased for various reasons. A loan that is dependent upon the condition of the coal industry, which had a balance of $3.6 million as of December 31, 2014, was reduced by principal payments totaling $848 and now represents a recorded investment of $2.8 million. Meanwhile, two unrelated acquisition and development loans with a total December 31, 2014 balance of $3.1 million were reduced as the result of a principal curtailment of a $268 and a $600 charge-off. These two loans now represent a total recorded investment of $2.2 million. Meanwhile, it is important to note that $7.8 million, or 60%, of the $12.9 million total recorded investment in impaired loans as of September 30, 2015 was concentrated in just two impaired loans. Furthermore, one of the two loans had a balance of $5.0 million and is a loan to finance a commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government. This loan was purchased from another financial institution in late 2013 but it is the Bank’s position that the “Loan Sales Agreement” has been breached by the selling institution and legal recourse is being pursued by the Bank.

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Nine months ended			Three months ended
	September 30, 2015			September 30, 2015
		Interest	Interest		Interest	Interest
	Average	Income	Income	Average	Income	Income
	Investment	Recognized	Recognized on	Investment	Recognized	Recognized
	in Impaired	on Accrual	Cash	in Impaired	on Accrual	on Cash
	Loans	Basis	Basis	Loans	Basis	Basis
Commercial
Commercial Business	$3,228	$117	$114	2,945	39	39
Commercial Real Estate	6,533	44	37	6,525	15	12
Acquisition & Development	3,210	7	7	2,957	2	2
Total Commercial	12,971	168	158	12,427	56	53
Residential	935	15	11	909	5	7
Home Equity	28	1	1	28	—	—
Consumer	1	—	—	1	—	—
Total	$13,935	$184	$170	$13,365	$61	$60

	Nine months ended			Three months ended
	September 30, 2014			September 30, 2014
	Average	Interest	Interest	Average	Interest	Interest
	Investment	Income	Income	Investment	Income	Income
	in Impaired	Recognized on	Recognized on	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Business	$—	$—	$—	$—	$—	$—
Commercial Real Estate	1,854	94	50	1,740	31	8
Acquisition & Development	4,635	119	92	4,583	2	4
Total Commercial	6,489	213	142	6,323	33	12
Residential	779	15	14	868	5	5
Home Equity	28	1	—	28	—	—
Consumer	25	1	1	16	—	—
Total	$7,321	$230	$157	$7,235	$38	$17

As of September 30, 2015, the Bank held three foreclosed residential real estate properties representing $174, or 64%, of the total balance of other real estate owned. Meanwhile, there are two additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $249 as of September 30, 2015.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2015 and December 31, 2014 (in thousands):

		Special
September 30, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$318,871	$5,334	$2,902	$—	$327,107
Commercial Real Estate	270,414	10,933	7,341	—	288,688
Acquisition & Development	78,168	2,940	1,224	1,532	83,864
Total Commercial	667,453	19,207	11,467	1,532	699,659
Residential	208,667	2,075	1,047	57	211,846
Home Equity	65,320	262	63	—	65,645
Consumer	17,258	424	1	—	17,683
Total Loans	$958,698	$21,968	$12,578	$1,589	$994,833

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$234,547	$618	$3,713	$—	$238,878
Commercial Real Estate	262,215	11,242	7,323	—	280,780
Acquisition & Development	34,391	3,075	1,496	2,132	41,094
Total Commercial	531,153	14,935	12,532	2,132	560,752
Residential	171,395	2,147	965	—	174,507
Home Equity	45,684	223	28	—	45,935
Consumer	16,477	624	2	—	17,103
Total Loans	$764,709	$17,929	$13,527	$2,132	$798,297

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2015 and December 31, 2014 (in thousands):

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
September 30, 2015	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$323,621	$2,758	$615	$113	$3,486	$327,107	$85	$27
Commercial Real Estate	278,150	47	4,794	5,697	10,538	288,688	5,020	677
Acquisition & Development	81,070	—	—	2,794	2,794	83,864	2,488	307
Total Commercial	682,841	2,805	5,409	8,604	16,818	699,659	7,593	1,011
Residential	211,013	23	195	615	833	211,846	397	254
Home Equity	65,350	290	5	—	295	65,645	35	—
Consumer	17,519	57	—	107	164	17,683	—	107
Total	$976,723	$3,175	$5,609	$9,326	$18,110	$994,833	$8,025	$1,372

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
December 31, 2014	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$233,464	$3,738	$1,500	$176	$5,414	$238,878	$107	$69
Commercial Real Estate	270,600	234	4,925	5,021	10,180	280,780	—	5,021
Acquisition & Development	37,739	—	—	3,355	3,355	41,094	3,355	—
Total Commercial	541,803	3,972	6,425	8,552	18,949	560,752	3,462	5,090
Residential	167,392	4,478	2,126	511	7,115	174,507	487	216
Home Equity	45,815	120	—	—	120	45,935	—	—
Consumer	16,692	411	—	—	411	17,103	—	—
Total	$771,702	$8,981	$8,551	$9,063	$26,595	$798,297	$3,949	$5,306

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

The segments as presented within this note, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Company and Bank management track the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters.  All pools currently utilize a rolling 12 quarters.

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At September 30, 2015 and December 31, 2014, the Bank had specific reserve allocations for TDR’s of $597 and $582, respectively.

Loans considered to be troubled debt restructured loans totaled $7.6 million and $9.4 million as of September 30, 2015 and December 31, 2014, respectively. $2.5 million and $3.4 million, respectively, represent three loans to two borrowers that have defaulted under the restructured terms. All three loans are acquisition and development loans that were considered restructured due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of September 30, 2015 and December 31, 2014.

The following tables present details related to loans identified as TDR’s for the periods indicated (in thousands):

	New TDRs (1)
	For the Nine months ended			For the Three months ended
	September 30, 2014			September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial
Acquisition and development	1	$496	$375	—	$—	$—
Total Commercial	1	496	375	—	—	—
Residential Real Estate	1	389	385	—	—	—
Total	2	$885	$760	—	$—	$—

(1)	The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

There were no new TDR’s for the nine and three months ended September 30, 2015.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $99.2 million at September 30, 2015, compared to $95.8 million at December 31, 2014.

Information related to short-term borrowings is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Balance at end of period	$99,164	$95,829
Average balance during the three and twelve months ended	140,193	76,185
Maximum month-end balance during the three and twelve months ended	147,872	120,229
Weighted-average rate during the three and twelve months ended	0.28%	0.27%
Rate at end of period	0.34%	0.32%

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

As of September 30, 2015 and December 31, 2014, the Bank had repurchase agreements of $26.6 million and $32.7 million, respectively. These borrowings were collateralized by investment securities or FHLB letters of credit with a carrying value of $27.1 million and $33.3 million at September 30, 2015 and December 31, 2014, respectively. Declines in the value of the collateral would require the Company to pledge additional securities. As of September 30, 2015 and December 31, 2014 the Company had $7.5 million and $5.6 million, respectively, of available unpledged securities.

Information related to repurchase agreements is summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Balance at end of period	$26,562	$32,673
Average balance during the three and twelve months ended	24,645	55,731
Maximum month-end balance during the three and twelve months ended	26,562	83,781
Weighted-average rate during the three and twelve months ended	0.30%	0.52%
Rate at end of period	0.30%	0.35%

Term notes from the FHLB were as follows:	September 30,	December 31,
(Dollars in thousands)	2015	2014

Fixed interest rate notes, originating between April 2002 and April 2007, due between May 2017 and April 2022, interest of between 5.18% and 5.90% payable monthly	$2,479	$4,618

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5, including interest of 5.22%	825	840
	$3,304	$5,458

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

The Company reflects subordinated debt in the amount of $33.5 million as of September 30, 2015 and December 31, 2014 and interest expense of $1,648 and $589 for the nine months ended September 30, 2015 and 2014.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2015	$99,186
2016	94
2017	615
2018	81
2019	85
Thereafter	35,931
$135,992

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

•

Interest rate swap – Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

•

Forward sales commitments – Forward sales commitments are considered derivatives and are recorded at fair value, based on (i) committed sales prices from investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities. A majority of the interest rate locks and loans held for sale are committed on a best efforts basis.

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$32,090	$—	$32,090
U.S. Sponsored Mortgage backed securities	—	34,712	—	34,712
Municipal securities	—	459	—	459
Equity and Other securities	88	809	—	897
Loans held for sale	—	73,047	—	73,047
Interest rate lock commitment	—	—	1,758	1,758

Interest rate swap	—	580	—	580
Interest rate cap	—	443	—	443
Liability:
Interest rate swap	—	580	—	580
Forward sales commitments	—	417	—	417

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$37,534	$—	$37,534
U.S. Sponsored Mortgage backed securities	—	29,932	—	29,932
Equity and Other securities	77	670	—	747
Loans held for sale	—	69,527	—	69,527
Interest rate lock commitment	—	—	1,020	1,020
Interest rate cap	—	1,423	—	1,423
Liability:
Forward sales commitments	—	431	—	431

The following table represents recurring level III assets:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Balance, beginning of period	$1,653	$3,210	$1,020	$2,271

Realized and unrealized gains (loss) included in earnings	105	(391)	738	548

Balance, end of period	$1,758	$2,819	$1,758	$2,819

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are included in the tables below:

	September 30, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$11,989	$11,989
Other real estate owned	—	—	274	274
Mortgage servicing rights	—	—	1,155	1,155

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$14,091	$14,091
Other real estate owned	—	—	575	575
Mortgage servicing rights	—	—	1,423	1,423

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
September 30, 2015:
Impaired loans	$11,989	Appraisal of collateral (1)	Appraisal adjustments(2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$274	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,155	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
December 31, 2014:
Impaired loans	$14,091	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$575	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,423	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

Interest rate lock commitment: For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value. The “pull through rate” range from 78% – 80% and 77% - 81% as of September 30, 2015 and December 31, 2014.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

		Quoted Prices in	Significant	Significant
		Active Markets For	Other	Unobservable
Carrying	Estimated	Identical Assets	Observable	Inputs

	Value	Fair Value	(Level 1)	Inputs (Level 2)	(Level 3)
September 30, 2015:
Financial assets:
Cash and cash equivalents	$25,135	$25,135	$25,135	$—	$—
Certificates of deposits with other banks	13,150	13,341	—	13,341	—
Securities available-for-sale	68,158	68,158	88	68,070	—
Securities held-to-maturity	52,969	53,923	—	53,923	—
Loans held for sale	73,047	73,047	—	73,047	—
Loans, net	994,833	1,000,857	—	—	1,000,857
Mortgage servicing rights	1,155	1,155	—	—	1,155
Interest rate lock commitment	1,758	1,758	—	—	1,758
Interest rate swap	580	580	—	580	—
Interest rate cap	443	443	—	443	—
Accrued interest receivable	3,250	3,250	—	800	2,450

Financial liabilities:
Deposits	$1,018,255	$1,019,968	$—	$1,019,968	$—
Repurchase agreements	26,562	26,562	—	26,562	—
FHLB and other borrowings	102,468	102,476	—	102,476	—
Interest rate swap	580	580	—	580	—
Forward sales commitments	417	417	—	417	—
Accrued interest payable	458	458	—	458	—
Subordinated debt	33,524	31,172	—	31,172	—

December 31, 2014
Financial assets:
Cash and cash equivalents	$30,077	$30,077	$30,077	$—	$—
Certificates of deposits with other banks	11,907	12,035	—	12,035	—
Securities available-for-sale	68,213	68,213	77	68,136	—
Securities held-to-maturity	54,538	55,871	—	55,871	—
Loans held for sale	69,527	69,527	—	69,527	—
Loans, net	792,074	803,036	—	—	803,036
Mortgage servicing rights	1,423	1,423	—	—	1,423
Interest rate lock commitment	1,020	1,020	—	—	1,020
Interest rate cap	1,423	1,423	—	1,423	—
Accrued interest receivable	2,387	2,387	—	728	1,659

Financial liabilities:
Deposits	$823,227	$824,078	$—	$824,078	$—
Repurchase agreements	32,673	32,673	—	32,673	—
FHLB and other borrowings	101,287	101,338	—	101,338	—
Forward sales commitments	431	431	—	431	—
Accrued interest payable	376	376	—	376	—
Subordinated debt	33,524	31,172	—	31,172	—

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

 Note 8 – Net Income Per Common Share

The Company determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income plus interest on convertible preferred stock by the weighted average number of shares outstanding increased by both the number of shares that would be issued assuming the exercise of stock options and convertible preferred stock. At September 30, 2015 and 2014, stock options to purchase 509,899 and 518,670 shares at an average price of $11.59 and $8.05, respectively, were outstanding.  For the three and nine months ended September 30, 2015 and 2014, the dilutive effect of stock options was 118,526 and 214,075 shares, respectively.  For the three and nine months ended September 30, 2015 and 2014, the dilutive effect of convertible preferred stock was 489,625 and 0 shares, respectively.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

r
	Commercial &
Three months ended September 30, 2015	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$10,427	$1,029	$—	$(40)	$11,416
Mortgage fee income	(28)	9,293	—	(310)	8,955
Insurance and investment services income	98	—	1,044	—	1,142
Other income	2,589	(1,544)	1	(1,189)	(143)
Total operating income	13,086	8,778	1,045	(1,539)	21,370
Expenses:
Interest expense	2,333	415	—	(350)	2,398
Provision for loan losses	636	—	—	—	636
Salaries and employee benefits	3,982	5,302	919	—	10,203
Other expense	5,223	1,894	293	(1,189)	6,221
Total operating expenses	12,174	7,611	1,212	(1,539)	19,458
Income (loss) before income taxes	912	1,167	(167)	—	1,912
Income tax expense (benefit)	121	448	(63)	—	506
Net income (loss)	791	719	(104)	—	1,406
Preferred stock dividends	145	—	—	—	145
Net income (loss) available to common shareholders	$646	$719	$(104)	$—	$1,261

Capital expenditures for the three-month period ended September 30, 2015	$490	$53	$—	$-	$543
Total assets as of September 30, 2015	1,460,120	110,119	2,944	(266,654)	1,306,529
Total assets as of December 31, 2014	1,189,746	101,791	4,031	(185,109)	1,110,459
Goodwill as of September 30, 2015	1,598	16,882	-	-	18,480
Goodwill as of December 31, 2014	$897	$16,882	$-	$-	$17,779

	Commercial &
Three months ended September 30, 2014	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$8,277	$725	$—	$92	$9,094
Mortgage fee income	39	5,223	—	(314)	4,948
Insurance and investment services income	63	—	846	—	909
Other income	1,706	(391)	—	(592)	723
Total operating income	10,085	5,557	846	(814)	15,674
Expenses:
Interest expense	1,999	287	—	(250)	2,036
Provision for loan losses	783	—	—	—	783
Salaries and employee benefits	3,281	3,473	844	—	7,598
Other expense	3,330	1,630	221	(564)	4,617
Total operating expenses	9,393	5,390	1,065	(814)	15,034
Income (loss) before income taxes	692	167	(219)	—	640
Income tax expense (benefit)	116	66	(79)	—	103
Net income (loss)	576	101	(140)	—	537
Preferred stock dividends	144	—	—	—	144
Net income (loss) available to common shareholders	$432	$101	$(140)	$—	$393

Capital expenditures for the three-month period ended September 30, 2014	$2,943	$71	9	$-	$3,023
Total assets as of September 30, 2014	1,186,006	82,648	2,804	(184,644)	1,086,814
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of September 30, 2014	897	16,882	-	-	17,779
Goodwill as of December 31, 2013	$897	$16,882	$-	$-	$17,779

	Commercial &
Nine months ended September 30, 2015	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$29,049	$2,996	$—	$(297)	$31,748
Mortgage fee income	36	24,678	—	(833)	23,881
Insurance and investment services income	276	—	3,529	—	3,805
Other income	6,658	1,056	6	(3,507)	4,213
Total operating income	36,019	28,730	3,535	(4,637)	63,647
Expenses:
Interest expense	6,568	1,319	—	(1,130)	6,757
Provision for loan losses	1,856	—	—	—	1,856
Salaries and employee benefits	11,457	15,967	2,707	—	30,131
Other expense	14,284	5,474	720	(3,507)	16,971
Total operating expenses	34,165	22,760	3,427	(4,637)	55,715
Income before income taxes	1,854	5,970	108	—	7,932
Income tax expense	188	2,287	43	—	2,518
Net income	1,666	3,683	65	—	5,414
Preferred stock dividends	430	—	—	—	430
Net income available to common shareholders	$1,236	$3,683	$65	$—	$4,984

Capital expenditures for the nine-month period ended September 30, 2015	$1,487	$152	$9	$-	$1,648
Total assets as of September 30, 2015	1,460,120	110,119	2,944	(266,654)	1,306,529
Total assets as of December 31, 2014	1,189,746	101,791	4,031	(185,109)	1,110,459
Goodwill as of September 30, 2015	1,598	16,882	-	-	18,480
Goodwill as of December 31, 2014	$897	$16,882	$-	$-	$17,779

	Commercial &
Nine months ended September 30, 2014	Retail	Mortgage		Intercompany
(in thousands)	Banking	Banking	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$24,399	$1,959	$—	$274	$26,632
Mortgage fee income	31	13,362	—	(902)	12,491
Insurance and investment services income	192	—	2,553	—	2,745
Other income	6,912	548	—	(3,294)	4,166
Total operating income	31,534	15,869	2,553	(3,922)	46,034
Expenses:
Interest expense	5,276	776	—	(669)	5,383
Provision for loan losses	2,192	—	—	—	2,192
Salaries and employee benefits	9,644	10,105	2,578	—	22,327
Other expense	11,325	4,225	615	(3,253)	12,912
Total operating expenses	28,437	15,106	3,193	(3,922)	42,814
Income (loss) before income taxes	3,097	763	(640)	—	3,220
Income tax expense (benefit)	490	305	(239)	—	556
Net income (loss)	2,607	458	(401)	—	2,664
Preferred stock dividends	187	—	—	—	187
Net income (loss) available to common shareholders	$2,420	$458	$(401)	$—	$2,477

Capital expenditures for the nine-month period ended September 30, 2014	$7,371	$262	$352	$-	$7,985
Total assets as of September 30, 2014	1,186,006	82,648	2,804	(184,644)	1,086,814
Total assets as of December 31, 2013	1,021,097	92,290	3,012	(129,339)	987,060
Goodwill as of September 30, 2014	897	16,882	-	-	17,779
Goodwill as of December 31, 2013	$897	$16,882	$-	$-	$17,779

Commercial & Retail Banking

For the three months ended September 30, 2015, the Commercial & Retail Banking segment earned $646 compared to $432 during the three months ended September 30, 2014. Net interest income increased by $1.8 million, mainly the result of average loan balances increasing by $208.7 million. In addition, average interest bearing liabilities increased $165.3 million which led to a $362 increase in interest expense. Noninterest income increased by $851, largely the result of an increase in gain on sale of other real estate owned of $618, an increase in other operating income of $519, an increase in swap fee income of $382, an increase in gain on sale of portfolio loans of $104, a decrease in gain on sale of securities of $267 and a decrease in the derivative valuation of $496.  Noninterest expense increased by $2.6 million, mainly the result of the following:  $701 increase in salaries expense, $824 in other operating expense, $360 increase in data processing and communications expense, $293 in professional fees and $292 in occupancy and equipment. In addition and as discussed in Note 12, noninterest expense related merger and acquisition costs increased by $502  for the three months ended September 30, 2015 compared to 2014.

For the nine months ended September 30, 2015, the Commercial & Retail Banking segment earned  $1.2 million compared to $2.4 million during the nine months ended September 30, 2014. Net interest income increased by $3.4 million, mainly the result of average loan balances increasing by $193.4 million. In addition, average interest bearing liabilities increased $142.2 million which led to a $1.4 million increase in interest expense. The increase in interest expense was largely due to a $1.1 million increase in interest expense on subordinated debt, the result of a full nine months’ worth of interest during the nine months ended September 30, 2015 versus only three months’ worth for the same time period in 2014. Noninterest income decreased $165, largely the result of a decrease in gain on sale of securities of $266, a decrease in gain on sale of portfolio loans of $430 and a decrease in the derivative valuation of $991 which was offset by an increase in gain on sale of other real estate owned of $597, an increase in swap fee income of $382, an increase in other operating income of $303,  and an increase in debit card income and interchange income of $111. Noninterest expense increased by $4.8 million, mainly the result of the following:  $1.8 million in salaries expense, $813 in occupancy and equipment expense, $959 in data processing and communications expense and $739 in professional fees. Preferred stock dividends also increased by $243 as a result of new preferred stock issued by the Company on June 30, 2014, causing a full nine months’ worth of interest during the nine months ended September 30, 2015 versus only three months’ worth for the same time period in 2014. In addition and as discussed in Note 12, noninterest expense related merger and acquisition costs increased by $359 for the nine months ended September 30, 2015 compared to 2014.

Mortgage Banking

For the three months ended September 30, 2015, the Mortgage Banking segment earned $719 compared to $101 during the three months ended September 30, 2014. Net interest income increased $176, noninterest income increased by $2.9 million and noninterest expense increased by $2.1 million. The $719 earnings increase is mainly due to a 59% increase in origination volume, which helped drive a $4.1 million increase in mortgage fee income. A $43.3 million decrease in loans held for sale caused a $1.2 million decrease in gain on derivative. Personnel expense also increased by $1.8 million.

For the nine months ended September 30, 2015, the Mortgage Banking segment earned $3.7 million compared to $458 during the nine months ended September 30, 2014. Net interest income increased $494, noninterest income increased by $11.8 million and noninterest expense increased by $7.1 million. The $3.2 million earnings increase is mainly due to an 82% increase in origination volume, which helped drive an $11.3 million increase in mortgage fee income as well as a  $511 increase in gain on derivative. Personnel expense also increased by $5.9 million.

Insurance

For the three months ended September 30, 2015, the Insurance segment lost $104 compared to  a $140 loss during the three months ended September 30, 2014. Noninterest income increased by $199 and noninterest expense increased by $147.  Income tax benefit for the third quarter 2015 decreased by $16.

For the nine months ended September 30, 2015, the Insurance segment earned $65 compared to  a $401 loss during the nine months ended September 30, 2014. Noninterest income increased by $982 and noninterest expense increased by $234.  Income tax expense for the nine months ended September 30, 2015 increased by $282.

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

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations for the three and nine months ended September 30, 2015 and 2014 is as follows:

	For the three months ended	For the three months ended
(in thousands)	September 30, 2015	September 30, 2014
Service cost	$-	$—
Interest cost	78	76
Expected Return on Plan Assets	(79)	(81)
Amortization of Net Actuarial Loss	64	33
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$63	$28

Contributions Paid	$230	$157

	For the nine months ended	For the nine months ended
(in thousands)	September 30, 2015	September 30, 2014
Service cost	$—	$346
Interest cost	235	231
Expected Return on Plan Assets	(237)	(239)
Amortization of Net Actuarial Loss	192	103
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$190	$441

Contributions Paid	$302	$345

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Amount	Amount	Amount	Amount
(in thousands)	Reclassified	Reclassified	Reclassified	Reclassified	Affected line item in the Statement where net
Details about AOCI Components	from AOCI	from AOCI	from AOCI	from AOCI	income is presented

Available-for-sale securities
Unrealized holding gains	$4	$272	$130	$396	Gain on sale of securities
	4	272	130	396	Total before tax
	(2)	(109)	(52)	(159)	Income tax expense
	2	163	78	237	Net of tax

Defined benefit pension plan items
Amortization of net actuarial loss	(64)	(33)	(192)	(103)	Salaries and benefits
	(64)	(33)	(192)	(103)	Total before tax
	26	13	77	41	Income tax expense
	(38)	(20)	(115)	(62)	Net of tax

Total reclassifications	$(36)	$143	$(37)	$175

	Unrealized
	gains (losses)
	on available-	Defined benefit
	for-sale	pension plan
(in thousands)	securities	items	Total

Balance at June 30, 2015	$(412)	$(1,920)	$(2,332)
Other comprehensive income (loss) before reclassification, net of tax	259	(278)	(19)
Amounts reclassified from AOCI, net of tax	(2)	38	36
Net current period OCI	257	(240)	17
Balance at September 30, 2015	$(155)	$(2,160)	$(2,315)

Balance at June 30, 2014	$(563)	$(1,674)	$(2,237)
Other comprehensive income (loss) before reclassification, net of tax	126	(134)	(8)
Amounts reclassified from AOCI, net of tax	(163)	20	(143)
Net current period OCI	(37)	(114)	(151)
Balance at September 30, 2014	$(600)	$(1,788)	$(2,388)

Balance at January 1, 2015	$(406)	$(2,236)	$(2,642)
Other comprehensive income (loss) before reclassification, net of tax	329	(39)	290
Amounts reclassified from AOCI, net of tax	(78)	115	37
Net current period OCI	251	76	327
Balance at September 30, 2015	$(155)	$(2,160)	$(2,315)

Balance at January 1, 2014	$(1,476)	$(1,485)	$(2,961)
Other comprehensive income (loss) before reclassification, net of tax	1,113	(365)	748
Amounts reclassified from AOCI, net of tax	(237)	62	(175)
Net current period OCI	876	(303)	573
Balance at September 30, 2014	$(600)	$(1,788)	$(2,388)

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

On May 1, 2015, MVB Bank, Inc. (MVB Bank), a wholly-owned subsidiary of MVB Financial Corp. (MVB Financial or the Company), issued a joint news release with BB&T Corporation (BB&T) and Susquehanna Bancshares, Inc. (Susquehanna) announcing the signing of a definitive agreement, subject to customary closing conditions including regulatory approvals, through which MVB Bank will acquire two branch locations of Susquehanna Bank in Berkeley County, West Virginia and will assume approximately $69 million of deposits and $17 million of loans. The two Susquehanna Bank branch locations are slated for divestiture under BB&T’s agreement with the United States Department of Justice and commitments to the Board of Governors of the Federal Reserve System in connection with BB&T’s pending acquisition of Susquehanna. On July 22, 2015, regulatory approvals for the acquisition of the two Susquehanna Bank branch locations were received and the acquisition closed August 28, 2015.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC 805. The assets and liabilities were recorded at their estimated fair values as of the August 28, 2015 acquisition date.

The following is a summary of net liabilities assumed:

(in thousands)
Net assets acquired:
Cash received in transaction	$47,962
Cash on hand	330
Loans	18,200
Bank premises, furniture and equipment	609
Accrued interest receivable and other assets	62
Core deposit intangible	878
68,041

Deposits	68,697
Accrued interest payable and other liabilities	45
68,742

Net liabilities assumed	(701)
Goodwill	701
$—

A valuation of the acquired loans and core deposit intangible was performed with the assistance of a third-party valuation consultant. The unpaid principal balance and fair value of performing loans was $18.7 million and $18.2 million, respectively. The discount of $458 will be accreted through interest income over the life of the loans in accordance with Accounting Standards Codification (ASC) topic 310-20. No nonperforming loans were acquired in this transaction. The core deposit intangible will be amortized over 10 years using a double declining balance amortization method.

Merger costs related to the branch acquisitions were $642, consisting primarily of legal, consulting and data processing expenses. Goodwill was recorded in the amount of $701 which is the difference between the total purchase price and the net liabilities assumed and is not deductible for income tax purposes.

The following acquisition related costs are included in the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
(in thousands)	September 30, 2015	September 30, 2014
Professional fees	$385	$97
Marketing	26	—
Printing, postage and supplies	66	1
Equipment depreciation and maintenance	—	9
Travel and entertainment	45	13
Data processing and communications	76	—
Other operating expense	24	—
Total	$622	$120

	Nine months ended	Nine months ended
(in thousands)	September 30, 2015	September 30, 2014
Professional fees	$397	$169
Marketing	26	4
Printing, postage and supplies	69	9
Equipment depreciation and maintenance	—	15
Travel and entertainment	50	86
Data processing and communications	76	—
Other operating expense	24	—
Total	$642	$283

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

SUMMARY OF RESULTS OF OPERATIONS

At September 30, 2015 and 2014 and for the Nine and Three Months Ended September 30, 2015 and 2014:

	Nine months ended		Three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income to:
Average assets (annualized)	0.61%	0.35%	0.45%	0.20%
Average stockholders’ equity (annualized)	6.49%	3.50%	4.99%	1.95%
Net interest margin	3.02%	3.02%	3.11%	2.91%

Average stockholders’ equity to average assets	9.33%	9.86%	9.01%	10.31%
Total loans to total deposits (end of period)	97.70%	90.15%	97.70%	90.15%
Allowance for loan losses to total loans (end of period)	0.74%	0.83%	0.74%	0.83%
Efficiency ratio	82.79%	86.69%	86.57%	89.57%
Bank Capital ratios:
Tier 1 capital ratio	11.88%	15.20%	11.88%	15.20%
Risk-based capital ratio	12.60%	16.09%	12.60%	16.09%
Leverage ratio	9.96%	11.12%	9.96%	11.12%
Common Equity Tier 1 capital ratio	11.88%	N/A	11.88%	N/A
Cash dividends on common stock as a percentage of net income	8.87%	11.90%	11.45%	N/A
Per share data:
Book value per share (end of period)	$12.05	$11.65	$12.05	$11.65
Basic earnings per share	$0.62	$0.31	$0.16	$0.05
Diluted earnings per share	$0.62	$0.31	$0.16	$0.05

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

MVB Mortgage has fourteen mortgage only offices, located in Virginia, Washington, DC, as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia.  In the second quarter of 2013, the Bank opened its second full service office in Berkeley County, West Virginia, at Edwin Miller Boulevard. In addition, the Bank opened a loan production office at 184 Summers Street, Charleston, Kanawha County, West Virginia, which was subsequently moved to 400 Washington Street East, Charleston, West Virginia and later replaced during March 2015 by a full service branch at the same location. During 2014, the Company continued to focus on growth in the Harrison, Berkeley, Jefferson and Monongalia County areas, as well as the Kanawha county area, as the primary method for reaching performance goals. In addition, the Bank opened a loan production office in Reston, Fairfax County, Virginia, from which the Bank operates as MVB Commercial Lending Company. During January 2015, the Bank opened a location at 100 NASA Boulevard, Fairmont, Marion County, West Virginia, which replaced the 9789 Mall Loop, White Hall, Marion County, West Virginia location as the Technology Park location offers a drive-thru facility to better serve customers. During March 2015, the location at 9789 Mall Loop was closed.  Additionally during March 2015, the Bank opened a new full service location at 400 Washington Street East, Charleston, Kanawha County, West Virginia, replacing its loan production office at the same address. During August 2015, the Bank purchased two branches locations in Berkeley County, West Virginia, situated in West Virginia’s eastern panhandle at 704 Foxcroft Avenue, Martinsburg, West Virginia and 5091 Gerrardstown Road, Inwood, West Virginia.

Currently, the Bank operates twelve full-service banking branches in West Virginia, which are located at:  301 Virginia Avenue in Fairmont, Marion County; 100 NASA Boulevard in Fairmont, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 704 Foxcroft Avenue in Martinsburg, Berkeley County; 5091 Gerrardstown Road in Inwood, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10  Sterling  Drive in Morgantown, Monongalia County; 231 Aikens Center in Martinsburg, Berkeley County; and 400 Washington Street East in Charleston, Kanawha Country. In addition, as noted, the Bank operates a loan production office as MVB Commercial Lending Company, at 1801 Reston Parkway, Suite 103, Reston, Fairfax County, Virginia. Subsequent to the close of the third quarter 2015, the Bank, having received all necessary regulatory approvals, opened a de novo branch on October 29, 2015, at 1801 Old Reston Avenue, Suite 103, Reston, Fairfax County, Virginia, replacing its loan production office, which was previously located at the same address.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At September 30, 2015, the Company had 376 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statements of Income

For the three months ended September 30, 2015, the Company earned $1.4 million compared to $537 in the third quarter of 2014.  Net interest income increased by $2.0 million, noninterest income increased by $3.4 million and noninterest expenses increased by $4.2 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $208.7 million in average loan growth and despite an increase in average interest bearing liabilities of $165.3 million and an increase in interest expense of $362. The increase in average interest bearing liabilities generated the increase in interest expense of $362; $284 of the increase was related to an increase in certificates of deposit, which increased cost of funds on certificates of deposit by 13 basis points.

Loan loss provisions of $636 and $783 were made for the quarters ended September 30, 2015 and 2014, respectively. The decrease in loan loss provision is attributable to decreasing historical loan loss rates within the residential real estate and home equity loan portfolios and lower historical levels of charge-offs. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $304 in loans during the third quarter of 2015 versus $665 for the same time period in 2014.

For the nine months ended September 30, 2015, the Company earned $5.4 million compared to $2.7 million for the nine months ended September 30, 2014.  Net interest income increased by $3.7 million, noninterest income increased by $12.5 million and noninterest expenses increased by $11.9 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $193.4 million in average loan growth and despite an increase in average interest bearing liabilities of $142.2 million and an increase in interest expense of $1.4 million. The increase in average interest bearing liabilities generated the increase in interest expense of $1.4 million, $1.1 million which related to the issuance of subordinated debt in June 2014, which increased cost of funds on subordinated debt by 99 basis points. There was also a $418 decrease in NOW interest expense for the nine months ended September 30, 2015. This decrease was related to the subordinated debt in that the funds were held in escrow during the second quarter 2014 up until the subordinated debt was issued on June 30, 2014.

Loan loss provisions of $1.9 million and $2.2 million were made for the nine months ended September 30, 2015 and 2014, respectively. The decrease in loan loss provision is attributable to decreasing historical loan loss rates within the residential real estate and home equity loan portfolios and lower historical levels of charge-offs The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.  The Company charged off $727 in loans during the nine month period ended September 30, 2015 versus $776 for the same time period in 2014.

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

The net interest margin for the three months ended September 30, 2015 and 2014 was 3.11% and 2.91% respectively.  The 20 basis point increase in the net interest margin for the quarter ended September 30, 2015 was the result of an 18 basis point increase in yield, mainly the result of an 18 basis point increase in yield on commercial loans. Cost of funds for the three months ended September 30, 2015 versus 2014 remained flat. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $208.7 million, which enabled an increase in net interest income of $2.0 million. Additionally, investment securities average balance declined by $13.4 million through sales and maturities, and the resulting funds earned higher rates in the loan portfolio.  An increase in the Bank’s average non-interest bearing balances of $11.5 million led to a favorable increase in the impact of non-interest bearing funds on the margin by 1 basis point.

The net interest margin for the nine months ended September 30, 2015 and 2014 was 3.02% and 3.02% respectively.  A 6 basis point increase in yield was offset by a 6 basis point increase in cost of funds. The 6 basis point increase in yield was the result of a 20 basis point increase in taxable investment securities and a 26 basis point increase in consumer loans. The 6 basis point increase in cost of funds was mainly the result of the addition of new subordinated debt. Interest expense related to the new subordinated debt that was issued on June 30, 2014 increased $1.1 million. There was also a $418 decrease in NOW interest expense for the nine months ended September 30, 2015. This decrease was related to the subordinated debt in that the funds were held in escrow during the second quarter 2014 up until the subordinated debt was issued on June 30, 2014.The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Bank’s loan portfolio yield. The Bank was able to grow average loan balances by $193.4 million, which enabled an increase in net interest income of $3.7 million. Additionally, investment securities average balance declined by $30.7 million through sales and maturities, and the resulting funds earned higher rates in the loan portfolio.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$18,492	$11	0.24%	$26,910	$10	0.15%
CD’s with other banks	12,455	60	1.93	9,427	43	1.82
Investment securities:
Taxable	53,018	213	1.61	75,814	253	1.33
Tax-exempt	65,306	380	2.33	55,874	430	3.08
Loans and loans held for sale:
Commercial	633,312	6,880	4.35	511,893	5,341	4.17
Tax exempt	19,214	168	3.50	22,205	197	3.55
Real estate	342,048	3,506	4.10	250,594	2,628	4.19
Consumer	17,039	198	4.65	18,205	192	4.22
Allowance for loan losses	(7,043)			(6,644)
Net loans	1,004,570	10,752	4.28	796,253	8,358	4.20
Total earning assets	1,160,884	11,416	3.93	970,922	9,094	3.75
Cash and due from banks	13,939			26,565
Other assets	83,438			79,566
Total assets	$1,251,218			$1,070,409

Liabilities
Deposits:
NOW	$451,658	$699	0.62%	$425,339	$716	0.67%
Money market checking	68,070	102	0.60	39,703	51	0.51
Savings	39,664	28	0.28	36,875	29	0.31
IRAs	12,323	40	1.30	9,557	29	1.21
CDs	300,686	796	1.06	219,144	512	0.93
Repurchase agreements & federal funds sold	24,898	18	0.29	35,519	29	0.33
FHLB and other borrowings	115,103	159	0.55	81,019	126	0.62
Subordinated debt	33,524	556	6.63	33,468	544	6.50
Total interest-bearing liabilities	1,045,926	2,398	0.92	880,624	2,036	0.92
Non-interest bearing demand deposits	84,262			72,756
Other liabilities	8,236			6,664
Total liabilities	1,138,424			960,044

Stockholders’ equity
Preferred stock	16,334			16,334
Common stock	8,075			8,083
Paid-in capital	74,320			74,176
Treasury stock	(1,084)			(1,084)
Retained earnings	17,481			15,096
Accumulated other comprehensive income	(2,332)			(2,240)
Total stockholders’ equity	112,794			110,365
Total liabilities and stockholders’ equity	$1,251,218			$1,070,409

Net interest spread			3.02			2.82
Impact of non-interest bearing funds on margin			0.09			0.08
Net interest income-margin		$9,018	3.11%		$7,058	2.91%

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$15,782	$30	0.25%	$17,276	$24	0.19%
CD’s with other banks	11,970	168	1.87	9,427	126	1.78
Investment securities:
Taxable	53,659	674	1.67	92,961	1,022	1.47
Tax-exempt	64,943	1,150	2.36	56,305	1,250	2.96
Loans and loans held for sale:
Commercial	593,077	18,894	4.25	476,965	15,527	4.34
Tax exempt	20,409	539	3.52	32,491	888	3.64
Real estate	325,775	9,723	3.98	235,059	7,215	4.09
Consumer	17,031	570	4.46	18,426	580	4.20
Allowance for loan losses	(6,801)			(5,970)
Net loans	949,491	29,726	4.17	756,971	24,210	4.26

Total earning assets	1,102,646	31,748	3.84	938,910	26,632	3.78
Cash and due from banks	14,031			21,547
Other assets	83,123			73,265
Total assets	$1,192,999			$1,027,752

Liabilities
Deposits:
NOW	$431,053	$1,989	0.62%	$385,012	$2,407	0.83%
Money market checking	60,940	274	0.60	33,914	112	0.44
Savings	37,933	83	0.29	37,805	97	0.34
IRAs	10,985	102	1.24	9,590	85	1.18
CDs	273,818	2,106	1.03	223,663	1,432	0.85
Repurchase agreements & federal funds sold	26,987	62	0.31	63,026	262	0.55
FHLB and other borrowings	121,724	493	0.54	87,635	399	0.61
Subordinated debt	33,524	1,648	6.55	14,120	589	5.56
Total interest-bearing liabilities	996,964	6,757	0.90	854,765	5,383	0.84
Non-interest bearing demand deposits	77,330			65,173
Other liabilities	7,408			6,474
Total liabilities	1,081,702			926,412

Stockholders’ equity
Preferred stock	16,334			11,169
Common stock	8,049			7,913
Paid-in capital	74,383			71,661
Treasury stock	(1,084)			(1,084)
Retained earnings	16,122			14,289
Accumulated other comprehensive income	(2,507)			(2,608)
Total stockholders’ equity	111,297			101,340
Total liabilities and stockholders’ equity	$1,192,999			$1,027,752

Net interest spread			2.94			2.94
Impact of non-interest bearing funds on margin			0.08			0.08
Net interest income-margin		$24,991	3.02%		$21,249	3.02%

Non-Interest Income

Mortgage fee income, insurance and investment services income and gain (loss) on derivatives generate the core of the Company’s noninterest income. Also, gain on sale of portfolio loans continue to be part of the core of the Bank’s noninterest income. In addition, during the third quarter of 2015, the Bank entered into two swap loan agreements. These swap loan agreements allow the bank to offer customers fixed rate loans and the bank to “swap” the interest rate on the loans with a third party at a floating rate. This helps the Bank lower its exposure by improving the interest rate risk position and also produced current period non-interest income.

For the three months ended September 30, 2015, noninterest income totaled $10.0 million compared to $6.6 million for the same time period in 2014.  The $3.4 million increase in noninterest income was mainly the result of an increase in mortgage fee income of $4.0 million, a decrease in gain on derivatives of $1.6 million and a gain on sale of other real estate owned of $618. The increase in mortgage fee income was due to an increase in loan production and loan sale volume as a result of an expansion into new markets and a decrease in interest rates. The decrease in gain on derivatives was a result of a $43.3 million decrease in loans held for sale. The increase in gain on sale of other real estate owned was the result of a sale of one property during the third quarter of 2015.

For the nine months ended September 30, 2015, noninterest income totaled $31.9 million compared to $19.4 million for the same time period in 2014.  The $12.5 million increase in noninterest income was mainly the result of an increase in mortgage fee income of $11.4 million and an increase in gain on sale of other real estate owned of $597. The increase in mortgage fee income was due to an increase in loan production and loan sale volume as a result of an expansion into new markets and a decrease in interest rates. Further, the decrease in interest rates has increased the share of refinances from 21% during the nine months ended September 30, 2014 to 36% during the same time period in 2015. The gain on sale of other real estate owned was primarily the result of a sale of one property during the third quarter of 2015.

Non-Interest Expense

The Company had 376 full-time equivalent personnel at September 30, 2015, as noted, compared to 325 full-time equivalent personnel as of September 30, 2014.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment,  data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 86.57% for the third  quarter of 2015 compared to 89.57% for the third quarter of 2014. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended September 30, 2015, noninterest expense totaled $16.4 million compared to $12.2 million for the same time period in 2014. The $4.2 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $2.6 million, this increase related to: the addition of new bank and mortgage offices, increased commissions related to increased mortgage production, additional staffing related to organic growth and raises for existing staff.

Occupancy and equipment expense increased $327. This increase was mainly the result of the opening of multiple new bank and mortgage office locations, the completion of a new facility in Kanawha County, West Virginia and construction of a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Data processing and communication costs increased $342. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Mortgage processing costs increased $178. This increase was primarily the result of increase mortgage loan volume.

Salaries and employee benefits, occupancy and equipment,  data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 82.79% for the nine months ended September 30, 2015 compared to 86.69% for the same time period in 2014. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the nine months ended September 30, 2015, noninterest expense totaled $47.1 million compared to $35.2 million for the same time period in 2014. The $11.9 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $7.8 million, this increase related to: the addition of new bank and mortgage offices, increased commissions related to increased mortgage production, additional staffing related to organic growth and raises for existing staff.

Occupancy and equipment expense increased $1.0 million. This increase was mainly the result of the opening of multiple new bank and mortgage office locations, the completion of a new facility in Kanawha County, West Virginia and construction of a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Data processing and communication costs increased $831. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Professional fees increased $695. $228 of this increase was related to merger and acquisition related professional fees as discussed in Note 12. The remainder of the increase is related to a greater amount of IT and project management related professional fees.

Mortgage processing costs increased $604. This increase was primarily the result of increase mortgage loan volume.

Return on Average Assets and Average Equity (Annualized)

Returns on average assets (ROA) and average equity (ROE) annualized were .45% and 4.99% for the third quarter of 2015 compared to .20% and 1.95% in the third quarter of 2014. The .25% increase in ROA is due to increased earnings of $869 and a $180.8 million increase in average assets for the third quarter of 2015 compared to the third quarter of 2014. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The 3.04% increase in ROE is also due to increased earnings of $869 and a $2.4 million increase in average equity for the third quarter of 2015 compared to the third quarter of 2014. The increase in average equity was mainly due increased earnings.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2015 compared to September 30, 2014. The most significant areas of change between the quarters ended September 30, 2015 and September 30, 2014 were as follows: net loans increased to an average balance of $1,004.6 million from $796.3 million, investment securities declined by $13.4 million to an average of $118.3 million, interest-bearing liabilities grew to an average balance of $1,046.0 million from $880.6 million and stockholders’ equity grew by $2.4 million to an average of $112.8 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at September 30, 2015 were $1,306.5 million or an increase of $195.4 million since December 31, 2014.  The greatest area of increase was a $195.4 million increase in net loan growth.

Deposits totaled $1,018.3 million at September 30, 2015 or an increase of $194.8 million since December 31, 2014, mainly the result of an increase in savings, NOW and time deposits.

Stockholders’ equity has increased approximately $4.7 million from December 31, 2014 mainly due to earnings for the nine months ended September 30, 2015 of $5.4 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $25.1 million as of September 30, 2015 compared to $30.1 million as of December 31, 2014.

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

Investment Securities

Investment securities totaled $121.1 million as of September 30, 2015 and $122.8 million as of December 31, 2014. The investment portfolio is fairly evenly balanced between government sponsored agency securities, mortgage-backed securities and municipal securities.

During the second quarter 2015, the Bank sold a held-to-maturity investment security due to a credit downgrade. This type of sale is permissible in accordance with GAAP. Due to the significant deterioration in this issuer’s creditworthiness, we feel the sale does not taint our intentions in regards to the remainder of our held-to-maturity portfolio.

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

Loans

The Company’s loan portfolio totaled $994.8 million as of September 30, 2015 and $798.3 million as of December 31, 2014. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia in addition to loans acquired in the two branch acquisition as discussed in Note 12.

Loan Concentration

At September 30, 2015, commercial loans comprised the largest component of the loan portfolio.  The majority of commercial loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas. The loan portfolio mix as of September 30, 2015 remains consistent with the mix as of December 31, 2014.

Allowance for Loan Losses

The allowance for loan losses was $7.4 million or 0.74% of total loans at September 30, 2015 compared to $6.2 million or 0.78% of total loans at December 31, 2014. The Bank management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Bank Loan Review Committee.  The Bank Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses.  Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy.  While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem.  The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio.

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1,018.0 million at September 30, 2015.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At September 30, 2015, non-interest bearing deposits totaled $87.2 million compared to $67.1 million at December 31, 2014.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $930.7 million at September 30, 2015 compared to $756.2 million at December 31, 2014. Average interest-bearing liabilities totaled $1,046.0 million during the third quarter of 2015 compared to $880.6 million for the third quarter of 2014.  This $165.3 million increase is the result of the following: $81.5 million increase in CDs, $26.3 million increase in NOW, $28.4 million increase in MMDA, $34.1 million increase in FHLB and other borrowings and $10.6 million decrease in repurchase agreements and federal funds sold. Average non-interest bearing demand deposits totaled $84.3 million for the third quarter of 2015 compared to $72.8 million for the third quarter of 2014.  Management will continue to emphasize deposit gathering in 2015 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At September 30, 2014, repurchase agreements totaled $26.6 million compared to $32.7 million at December 31, 2014.  In addition to the aforementioned funds alternatives, the Bank has access to more than $249.0 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

Current Economic Conditions

The current economic climate in West Virginia, and, in particular, in the six counties in which the Company and the Bank focuses possess slightly worse economic climates than the general national climate.  Unemployment in the United States was 5.2% and 6.3% in 2015 and 2014, respectively.  The unemployment levels in the six West Virginia counties where MVB operates in were as follows for the periods indicated:

	August 2015	August 2014
Berkeley County	5.6%	5.4%
Harrison County	7.4%	5.3%
Jefferson County	4.7%	4.6%
Marion County	8.2%	6.2%
Monongalia County	6.0%	4.9%
Kanawha County	6.7%	5.9%

Nonperforming loans to total loans were 0.94%  in September of 2015 versus 0.62% in September of 2014 and charge offs to total loans were 0.07% and 0.10% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

At September 30, 2015, accumulated other comprehensive loss totaled $(2,315) compared to $(2,642) at December 31, 2014. This change is primarily the result in the rise of the change in the value of the unrealized loss on available for sale securities.

Treasury stock shares totaled 51,077 shares.

The Board of Directors of the Company approved a transition from a semi-annual dividend to a quarterly dividend on August 18, 2015 and declared its first quarterly cash dividend to shareholders of record at the close of business on September 1, 2015, payable September 15, 2015.

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

Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet.  Detailed information concerning MVB’s risk-based capital ratios can be found in Note 14 of the Notes to the Consolidated

Financial Statements of the Company’s 2014 Form 10-K. At September 30, 2015, the Company’s and the Bank’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of the Bank’s customers.  The Bank uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2015 and December 31, 2014 was $252.0 million and $143.2 million, respectively.

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

Future Outlook

The Company’s results of operations in the third quarter of 2015 increased significantly compared to the third quarter of 2014 mainly due to an increase in noninterest income in the mortgage banking segment and an increase in net interest income in the commercial and retail banking segment .  The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2015, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 5, 2015

MVB Financial Corp.

By:	/s/ Larry F. Mazza
Larry F. Mazza
Chief Executive Officer & President

By:	/s/ Bret S. Price
Bret S. Price
Senior Vice President & Chief Financial Officer