Form 10-K
period 2015-12-31
MVB FINANCIAL CORP
filed 2016-03-09
CIK 1277902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through December 31, 2015, the aggregate market value of the common shares of the Registrant held by non-affiliates during that time was $86,790,814.  For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 17, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 9, 2016, the Registrant had 8,061,921 shares of common stock outstanding with a par value of $1.00 per share.

PART I

ITEM 1.BUSINESS

MVB Financial Corp. (“the Company”) was formed on May 29, 2003 and became a bank holding company under the laws of West Virginia on January 1, 2004, and, effective December 19, 2012, became a financial holding company.  The Company features multiple subsidiaries and affiliated businesses, including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary MVB Mortgage and MVB Insurance, LLC (“MVB Insurance”).

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

During the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  MVB Mortgage has twelve mortgage only offices, located in Virginia, within the Washington, DC metropolitan area as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

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

In 2014, the Bank opened a loan production office in Reston, Fairfax County, Virginia, which was replaced by a full service branch in October 2015.

During January 2015, the Bank opened a location at 100 NASA Boulevard, Fairmont, Marion County, West Virginia, which replaced the 9789 Mall Loop, White Hall, Marion County, West Virginia location as the Technology Park location offers a drive-thru facility to better serve customers. During March 2015, the location at 9789 Mall Loop was closed.  During August 2015, the Bank purchased two branch locations in Berkeley County, West Virginia, situated in West Virginia’s eastern panhandle at 704 Foxcroft Avenue, Martinsburg, West Virginia and 5091 Gerrardstown Road, Inwood, West Virginia.

Currently, the Bank operates thirteen full-service banking branches in West Virginia and Virginia, which are located at:  301 Virginia Avenue in Fairmont, Marion County; 100 NASA Boulevard in Fairmont, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 704 Foxcroft Avenue in Martinsburg, Berkeley County; 5091 Gerrardstown Road in Inwood, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10  Sterling  Drive in Morgantown, Monongalia County; 231 Aikens Center in Martinsburg, Berkeley County; 400 Washington Street East in Charleston, Kanawha County; and 1801 Old Reston Avenue Reston, Fairfax County.

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

At December 31, 2015, the Company had total assets of $1.4 billion, total loans of $1.0 billion, total deposits of $1.0 billion and total stockholders’ equity of $114.7 million.

The Company’s primary business activities, through its subsidiaries, are currently community banking, mortgage banking and insurance services.  As a community-based bank, the Bank offers its customers a full range of products through various delivery channels.  Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities.  Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer.  Since the opening date of January 4, 1999, the Bank, has experienced significant growth in assets, loans, and deposits due to strong community and customer support in the Marion County and Harrison County, West Virginia markets, expansion into Monongalia and Kanawha Counties, West Virginia and, most recently, into Fairfax County, Virginia.  With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened up increased market opportunities in the Washington, D.C. metropolitan region and added enough volume to further diversify the Company’s revenue stream.

At December 31, 2015,  the Company had 371 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

Segment Reporting

The Company has identified four reportable segments: commercial and retail banking; mortgage banking; financial holding company; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage.

Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015
	Commercial
	&		Financial
	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$40,524	$3,882	$2	$—	$(308)	$44,100
Mortgage fee income	7	30,560	—	—	(1,095)	29,472
Insurance and investment services income	338	—	—	4,733	—	5,071
Other income	3,721	1,673	4,331	6	(4,580)	5,151
Total operating income	44,590	36,115	4,333	4,739	(5,983)	83,794
Expenses:
Interest expense	6,776	1,647	2,204	—	(1,402)	9,225
Salaries and employee benefits	11,049	20,774	4,250	3,603	—	39,676
Provision for loan losses	2,493	—	—	—	—	2,493
Other expense	16,132	7,471	2,534	1,002	(4,581)	22,558
Total operating expenses	36,450	29,892	8,988	4,605	(5,983)	73,952
Income (loss) before income taxes	8,140	6,223	(4,655)	134	—	9,842
Income tax expense (benefit)	2,176	2,394	(1,597)	53	—	3,026
Net income (loss)	5,964	3,829	(3,058)	81	—	6,816
Preferred stock dividends	—	—	575	—	—	575
Net income (loss) available to common shareholders	$5,964	$3,829	$(3,633)	$81	$—	$6,241

Capital expenditures for the year ended December 31, 2015	$1,174	$354	$616	$9	$—	$2,153
Total assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

	2014
	Commercial
	&		Financial
	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$33,175	$2,645	$2	$—	$346	$36,168
Mortgage fee income	64	18,691	—	—	(1,198)	17,557
Insurance and investment services income	328	—	—	3,523	—	3,851
Other income	4,458	(2)	4,357	—	(4,676)	4,137
Total operating income	38,025	21,334	4,359	3,523	(5,528)	61,713
Expenses:
Interest expense	5,663	1,063	1,703	—	(918)	7,511
Salaries and employee benefits	9,629	14,487	3,658	3,417	—	31,191
Provision for loan losses	2,582	—	—	—	—	2,582
Other expense	13,994	5,990	1,970	1,102	(4,610)	18,446
Total operating expenses	31,868	21,540	7,331	4,519	(5,528)	59,730

Income (loss) before income taxes	6,157	(206)	(2,972)	(996)	—	1,983
Income tax expense (benefit)	1,326	(57)	(993)	(372)	—	(96)
Net income (loss)	4,831	(149)	(1,979)	(624)	—	2,079
Preferred stock dividends	—	—	332	—	—	332
Net income (loss) available to common shareholders	$4,831	$(149)	$(2,311)	$(624)	$—	$1,747

Capital expenditures for the year ended December 31, 2014	$9,072	$333	$40	$353	$—	$9,798
Total assets as of December 31, 2014	1,048,101	101,791	146,137	4,031	(189,601)	1,110,459
Goodwill as of December 31, 2014	897	16,882	—	—	—	17,779

	2013
	Commercial
	&		Financial
	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$25,334	$1,764	$2	$—	$415	$27,515
Mortgage fee income	2,172	19,044	—	—	(415)	20,801
Insurance and investment services income	140	—	—	1,722	—	1,862
Other income	4,200	1,351	—	—	(646)	4,905
Total operating income	31,846	22,159	2	1,722	(646)	55,083
Expenses:
Interest expense	4,958	796	79	—	(646)	5,187
Salaries and employee benefits	12,245	13,017	196	1,609	—	27,067
Provision for loan losses	2,260	—	—	—	—	2,260
Other expense	9,624	5,081	227	634	—	15,566
Total operating expenses	29,087	18,894	502	2,243	(646)	50,080
Income (loss) before income taxes	2,759	3,265	(500)	(521)	—	5,003
Income tax expense (benefit)	195	1,240	(190)	(262)	—	983
Net income (loss)	2,564	2,025	(310)	(259)	—	4,020
Preferred stock dividends	—	—	85	—	—	85
Net income (loss) available to common shareholders	$2,564	$2,025	$(395)	$(259)	$—	$3,935

Capital expenditures for the year ended December 31, 2013	$5,613	$489	$—	$399	$—	$6,501
Total assets as of December 31, 2013	924,328	92,290	99,730	3,012	(132,300)	987,060
Goodwill as of December 31, 2013	897	16,882	—	—	—	17,779

Commercial & Retail Banking

For the year ended December 31, 2015, the Commercial & Retail Banking segment earned $6.0 million compared to $4.8 million in 2014. Net interest income increased by $6.2 million, primarily the result of average loan balances increasing by $207.8 million. Noninterest income decreased by $784 thousand, primarily the result of the following: $1.0 million decrease in gain of derivative, $282 thousand decrease in gain on sale of securities and $138 thousand decrease in gain on sale of portfolio loans and offset by a $441 thousand increase in other operating income, $382 thousand of which related to commercial swap fees and a $209 thousand increase in visa debit card and interchange income. Noninterest expense increased by $3.6 million, mainly the result of the following: $1.4 million increase in salaries expense, $995 thousand increase in occupancy and equipment expense, $1.2 million increase in data processing expense, and $650 thousand increase in professional fees.

Mortgage Banking

For the year ended December 31, 2015, the Mortgage Banking segment earned $3.8 million compared to a loss of $149 thousand in 2014. Net interest income increased $653 thousand, noninterest income increased by $13.5 million and noninterest expense increased by $7.8 million. The $4.0 million earnings increase is primarily due to a 47.5% increase in origination volume, which led to an $11.9 million increase in mortgage fee income. The $7.8 million increase in noninterest expense was primarily the result of the following: $6.3 million in salaries expense, $655 thousand in mortgage processing expense, $363 thousand in other operating expense, $222 thousand in marketing expense and $167 thousand in occupancy and equipment expense.

Financial Holding Company

For the year ended December 31, 2015, the Financial Holding Company segment lost $3.1 million compared to a loss of $2.0 million in 2014. Interest expense increased $501 thousand, noninterest income decreased $26 thousand and noninterest expense increased $1.2 million. In addition, the income tax benefit increased $604 thousand. The increase in interest expense was due to twelve months of interest expense on subordinated debt in 2015 versus only six months in 2014. The increase in noninterest expense was primarily due to a $592 thousand increase in salaries expense, a $392 thousand increase in professional fees and a $123 thousand increase in data processing and communications.

Insurance

For the year ended December 31, 2015, the Insurance segment earned $81 thousand compared to a loss of $624 thousand   in 2014. Noninterest income increased by $1.2 million as a result of new production from both new and existing customers as well as contingent income based on growth and profitability and noninterest expense increased by $86 thousand.  Income tax expense for 2015 increased by $425 thousand.

Market Area

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax county of Virginia. In addition, MVB Mortgage has mortgage only offices located in Virginia, Washington, DC, as well as North Carolina and South Carolina and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2014.  The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990; 19,097 in 2000; 18,704 in 2010; and 18,740 in 2014, or a net decline of 5,123 or 21.5%.  Marion County increased its population from 1980 to 1990, 55,789 to 57,249, decreased to 56,598 in 2000, decreased to 56,418 in 2010 and increased to 56,803 in 2014.  These changes resulted in a net increase of 1.8%.  The Marion County population includes that of Fairmont.  The result is that over the last 34 years, there has not been any significant change in population.  Harrison County’s population decreased from 69,371 in 1990 to 68,652 in 2000, increased to 69,099 in 2010, decreased to 68,761 in 2014, while Bridgeport’s population has increased from 7,306 in 2000 to 7,896 in 2010, to 8,358 in 2014, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing.  The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 53,498 in 2010, to 55,713 in 2014.  During this period, Charles Town has seen an increase in population of 85.0% to 5,706 in 2014.  Berkeley County’s population has grown from 75,905 in 2000 to 104,169 in 2010, to 110,497 in 2014, making it the second-most populous county in West Virginia.  Martinsburg’s population has increased 19.6% since 2000 to 17,743 in 2014.  Monongalia County’s population has increased from 81,866 in 2000 to 96,189 in 2010, to 103,463 in 2014, an increase of 26.4%.  Morgantown’s population in 2014 was 31,073, an increase of 4,264 or 15.9% since 2000.  Kanawha County’s population decreased slightly from 200,073 in 2000 to 190,223 in 2014, a decrease of 4.9%.  Charleston’s population in 2014 was 50,404, a decrease of 3,017 or 6.4% since 2000. Fairfax County’s population increased from 969,749 in 2000 to 1,137,538 in 2014.  Based upon this data, management believes the Company’s offices are in some of the most desirable locations in the state of West Virginia.

The current economic climate in the Company’s primary market areas reflect economic climates that are generally less favorable than the general national climate.  Unemployment in the United States was 4.8%, 5.4% and 6.5% in December 2015, 2014 and 2013, respectively.  The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	December 2015	December 2014	December 2013
Berkeley County, WV	3.7%	4.3%	5.0%
Harrison County, WV	5.8%	4.5%	5.2%
Jefferson County, WV	3.1%	3.5%	4.4%
Marion County, WV	5.9%	4.9%	5.5%
Monongalia County, WV	3.9%	3.5%	4.1%
Kanawha County, WV	5.2%	5.1%	5.6%
Fairfax County, VA	3.0%	3.5%	4.0%

The numbers from the Company’s primary market areas continue to be slightly better than the national numbers. The Company and the Bank nonperforming loan information supports the fact that the Company’s primary market areas have not suffered as much as that of the nation as a whole.  Nonperforming loans to total loans were 0.99%, 1.16% and 0.14% as of December 31, 2015, 2014 and 2013, respectively. Charge offs to total loans were 0.07%, 0.16% and 0.25% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates.  The Company has limited exposure in both the coal and natural gas industry.  As of December 31, 2015, the outstanding loan balances to coal and natural gas production clients was $3.3 million and $4.0 million, respectively. Additionally, as of December 31, 2015, the Company had $16.8 million in outstanding balances to service companies related to the energy industry. The total outstanding balances related to the energy industry was 1.6% of total loans as of December 31, 2015.

Commercial Loans

At December 31, 2015, the Bank had outstanding approximately $729.3 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans.  These loans represented approximately 70.6% of the total aggregate loan portfolio as of that date.

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

The Bank evaluates all new commercial loans and the Credit Department ensures that a review of all commercial relationships of one million dollars or greater is performed annually. If deterioration in credit worthiness has occurred, the Bank takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered a classified loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans

At December 31, 2015, the Bank had outstanding consumer loans in an aggregate amount of approximately $17.4 million or approximately 1.7% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2015, the Bank had approximately $285.5 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 27.7% of total loans outstanding.

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

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, MVB may advance funds beyond the amount originally committed to permit completion of the project. Also note that with respect to construction loans, the bank generally makes loans to the homeowner and not to builders.

Competition

The Company experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. The Company believes that its community approach provides flexibility, which enables the Bank to offer an array of banking products and services. MVB Mortgage faces significant competition from both traditional financial institutions and other national and local mortgage banking operations.

The Company primarily focuses on the Marion, Harrison, Jefferson, Berkeley, Monongalia and Kanawha County markets in West Virginia and the northern Virginia area for its products and services. Management believes it has developed a level of expertise in serving this area.

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

Supervision and Regulation

The Company, the Bank and its subsidiaries are subject to extensive regulation under federal and state laws.  The Company’s earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to in this section. The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies, and banks and contains specific information about the Company. Regulation of banks, bank holding companies, and financial holding companies is intended primarily for the protection of depositors, the insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, the Company is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to shareholders.  State and federal law govern the activities in which the Bank engages, the investments it makes, and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Company’s operations.  This discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. The likelihood and timing of any such changes and the impact such changes may have on the Company is impossible to determine with any certainty. A change in statutes, regulations or regulatory policies applicable to the Company and its subsidiaries could have a material effect on our business, financial condition or our results of operations.

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. The Dodd-Frank Act is extensive, complicated, and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks, bank holding companies, and financial holding companies such as the Company.  The Dodd-Frank Act imposes new prudential regulation on depository institutions and their holding companies. As such, the Company is subject to more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) the “financial activities” in which it engages as a financial holding company, (3) affiliate transactions and (4) proprietary trading, among other provisions.

Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2015.  The Company will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the

Consumer Financial Protection Bureau (“CFPB”) and the requirements of the enhanced supervision provisions, among others.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and it and its subsidiaries are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

The Bank is a West Virginia state chartered bank.  The Bank is not a member bank of the Federal Reserve System (“non-member bank”).  Accordingly, the West Virginia Division of Financial Institutions and the FDIC are the primary regulators of the Bank.

Bank Holding Company Activities

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.  Under current federal law, as a bank holding company, the Company has elected to become a financial holding company.

Most of the financial activities that are permissible for financial holding companies also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted by a financial holding company. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” under applicable Federal Reserve Board regulations.  A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned  “Capital Requirements” and “Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination.  If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

In order for a financial holding company to commence any new activity permitted by the BHCA or to acquire a company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Current federal law establishes a system of functional regulation under which the Federal Reserve Board is the umbrella regulator for bank holding companies, but bank holding company affiliates are principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although states generally must regulate bank insurance activities in a nondiscriminatory manner, states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Acquisitions

The BHCA, the Bank Merger Act, West Virginia banking law, and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FDIC or other appropriate bank regulatory authority is required for a non-member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law. These regulatory considerations are applicable to privately negotiated acquisition transactions.

During 2014, the Federal Reserve Board issued a final rule to implement section 622 of the Dodd-Frank Act, which generally prohibits a financial company from combining with another company if the ratio of the resulting company's liabilities exceeds 10 percent of the aggregate consolidated liabilities of all financial companies.

Other Safety and Soundness Regulations

The Federal Reserve Board has enforcement powers over bank holding companies and their nonbanking subsidiaries. The Federal Reserve Board has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.

Federal and state banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of the Bank for the benefit of depositors and other creditors. The West Virginia commissioner of banking also has the authority to take possession of a West Virginia state bank in certain circumstances, including, among other things, when it appears necessary in order to protect or preserve the assets of that bank for the benefit of depositors and other creditors.

Anti-Money Laundering and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The USA Patriot Act contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. The USA Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which grants the Secretary of the U.S. Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The U.S. Treasury has issued a number of regulations to implement the USA Patriot Act under this authority requiring financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Incentive Compensation

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the Federal Reserve Board, Office of the Comptroller of the Currency (“OCC”), and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In April 2011, the Federal Reserve Board, other federal banking agencies and the SEC jointly published a proposed rulemaking designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Bank and the Company. The proposed rule would (i) prohibit incentive-based compensation arrangements that encourage executive officers, employees, directors or principal shareholders to expose the institution to inappropriate risks by providing excessive compensation (based on the standards for excessive compensation adopted pursuant to the Federal Deposit Insurance Act (“FDIA”)) and (ii) prohibit incentive-based compensation arrangements for executive officers, employees, directors or principal shareholders that could lead to a material financial loss for the institution. The proposed rule requires covered institutions to establish policies and procedures for monitoring and evaluating their compensation practices. The comment period ended in May 2011. Although final rules have not been adopted as of February 2016, officials from the Federal Reserve have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a new rule on incentive compensation. If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of the Company and its subsidiaries to hire, retain and motivate their key employees.

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies (together, “banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, and commodity futures, and options on these instruments, for their own account. The final rules adopted by federal financial regulatory agencies to implement section 619 also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. Like the Dodd-Frank Act, the rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The rules also clarify that certain activities are not prohibited, including acting as agent, broker or custodian.

The compliance requirements under the rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program, and their Chief Executive Officers will be required to attest that the program is reasonably designed to achieve compliance with the final rules. Independent testing and analysis of an institution's compliance program also will be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program.

Banking entities must conform their proprietary trading activities to the final rule by July 21, 2015. The Federal Reserve Board has extended the compliance deadline to July 21, 2016 for purposes of conforming investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013. The Federal Reserve

Board also announced its intention to grant banking entities an additional one-year extension of the conformance period for legacy funds to July 21, 2017. These requirements are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  The Volcker Rule does not significantly impact the operations of the Company and its subsidiaries, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.

Limit on Dividends

The Company is a legal entity separate and distinct from the Bank and its subsidiaries. The Company’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects the Company to serve as a source of financial and managerial strength to the Bank to reduce potential loss exposure to the Bank’s depositors and to the FDIC insurance fund in the event the Bank becomes is insolvent or is in danger of becoming insolvent. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by the Company to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Accordingly, the Federal Reserve Board may require the Company to retain capital for further investment in the Bank, rather than pay dividends to its shareholders. The Bank may not pay dividends to the Company if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval from the West Virginia Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit the Company’s ability to pay dividends on its outstanding common shares.

In addition, the Company and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums (See “Capital Requirements”, below). The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other subsidiary, on the other hand, are regulated under federal banking law. The Federal Reserve Act, made applicable by section 8(j) of the FDIA, imposes quantitative and qualitative requirements and collateral requirements on covered transactions by the Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

Capital Requirements

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the FDIC, respectively (“Capital Rules”).  State chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

The Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, the Capital Rules will require the Company and the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%. The Capital Rules also provide for a number of deductions from and adjustments to CET1.

The Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

With respect to the Bank, the Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

Prompt Corrective Action

The FDIA requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Deposit Insurance

The Bank’s deposits are insured by the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an insured depository institution based on an assessment rate calculator, which is based on a number of elements to measure the risk each insured depository institution poses to the FDIC insurance fund. The assessment rate is applied to total average assets less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank (“FHLB”) membership

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”) plus 4.00% of outstanding advances and 0.75% of outstanding letters of credit.  The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item.

Federal and State Consumer Laws

The Company and the Bank are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

CFPB

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

•	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.

•	The markets in which firms operate and risks to consumers posed by activities in those markets.

•	Depository institutions that offer a wide variety of consumer financial products and services.

•	Depository institutions with a more specialized focus.

•	Non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including the Bank, addressing, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, which authority would not apply to the Company or the Bank.

The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. The rules related to ability to repay, qualified mortgage standards and mortgage servicing became effective in January 2014. The escrow and loan originator compensation rules became effective during 2013. A final rule integrating disclosure required by the Truth in Lending Act and the Real Estate Settlement and Procedures Act became effective August 1, 2015.

Financial Privacy

Federal law currently contains extensive customer privacy protection provisions, including substantial customer privacy protections provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Automated Overdraft Payment Regulation

The Federal Reserve Board and FDIC have adopted consumer protection regulations and guidance related to automated overdraft payment programs offered by financial institutions. Regulation E prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Financial institutions must also provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and ensure board and management oversight regarding overdraft payment programs.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. The CRA requires the Bank’s primary federal bank regulatory agency, the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.”

In order for a financial holding company to commence any new activity permitted by the BHCA, or to acquire any company engaged in any new activity permitted by the BHCA, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering a request for an approval of a proposed transaction to consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we are not aware that we have experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. [See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.]

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

Other Regulatory Matters

The Company is subject to examinations and investigations by federal and state banking regulators, as well as the SEC, various taxing authorities and various state regulators. The Company periodically receives requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning the Company’s business and accounting practices. Such requests are considered incidental to the normal conduct of business.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material, adverse effect on our business, financial condition and results of operations.

Corporate and available information

We file reports with the U.S. Securities and Exchange Commission ("SEC"), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.

References to “we,” “us,” and “our” in this “Risk Factors” section refer to the Company and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Risks Related To Our Business

Our business depends upon the general economic conditions of the State of West Virginia and the Commonwealth of Virginia, and may be adversely affected by downturns in these and the other local economies in which we operate.

In recent years, economic growth and business activity across a wide range of industries and regions in the U.S. has been slow and uneven. Furthermore, there are continuing concerns related to the level of U.S. government debt and fiscal actions that may be taken to address that debt. There can be no assurance that economic conditions will continue to improve, and these conditions could worsen. In addition, oil price volatility, the level of U.S. debt and global economic conditions have had a destabilizing effect on financial markets.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, including the State of West Virginia and the Commonwealth of Virginia and the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in the State of West Virginia and the Commonwealth of Virginia, the United States and worldwide have shown signs of improvement, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, combined with continued oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

A Significant Portion Of Our Loans Are Secured By Real Estate Concentrated In The State Of West Virginia And The Commonwealth of Virginia, Which May Adversely Affect Our Earnings And Capital If Real Estate Values Decline.

Nearly 81.3% of our total loans are real estate interests (residential, nonresidential including both owner-occupied and investment real estate, and construction and land development) mainly concentrated in the State of West Virginia and the Commonwealth of Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

Our Nonresidential Real Estate Loans Expose Us To Greater Risks Of Nonpayment And Loss Than Residential Mortgage Loans, Which May Cause Us To Increase Our Allowance For Loan Losses Which Would Reduce Our Net Income.

At December 31, 2015, $729.3 million, or 70.6%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our allowance for loan losses could become inadequate and reduce earnings and capital.

The Bank maintains an allowance for loan losses that it believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of the Bank’s clients relative to their financial obligations with it. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond the Bank’s control, and these future losses may exceed its current estimates. Management performs stress tests on the loan portfolios to estimate future loan losses, but there can be no absolute assurance that additional provisions for loan losses will not be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in the Bank’s market area, or changes in the circumstances of particular borrowers. Although management believes the allowance for loan losses is adequate to absorb probable losses in its loan portfolio, we cannot predict with absolute certainty the amount of such losses or guarantee that the allowance will be adequate in the future. Excessive loan losses could have a material adverse effect on the Company’s financial condition and results of operations.

The profitability of the Mortgage Subsidiary will be significantly reduced if we are not able to sell mortgages.

Currently, we generally sell all of the mortgage loans originated by the Mortgage Subsidiary. We only underwrite mortgages that we reasonably expect will have more than one potential purchaser. The profitability of our Mortgage Subsidiary depends in large part upon our ability to originate a high volume of loans and to sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market.

The Mortgage Subsidiary’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.

Our Largest Source Of Revenue (Net Interest Income) Is Subject To Interest Rate Risk.

The Bank’s financial condition and results of operations are significantly affected by changes in interest rates. The Bank’s earnings depend primarily upon its net interest income, which is the difference between its interest income earned on its interest-earning assets, such as loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Moreover, the loans included in our interest-earning assets are primarily comprised of variable and adjustable rate loans.  Net interest income is subject to interest rate risk in the following ways:

•

In general, for a given change in interest rates, the amount of change in value (positive or negative) is larger for assets and liabilities with longer remaining maturities.  The shape of the yield curve may affect new loan yields, funding costs and investment income differently.

•

The remaining maturity of various assets or liabilities may shorten or lengthen as payment behavior changes in response to changes in interest rates.  For example, if interest rates decline sharply, loans may pre-pay, or pay down, faster than anticipated, thus reducing future cash flows and interest income.  Conversely, if interest rates increase, depositors may cash in their certificates of deposit prior to maturity (notwithstanding any applicable early withdrawal penalties) or otherwise reduce their deposits to pursue higher yielding investment alternatives.

•

Re-pricing frequencies and maturity profiles for assets and liabilities may occur at different times.  For example, in a falling rate environment, if assets re-price faster than liabilities, there will be an initial decline in earnings.  Moreover, if assets and liabilities re-price at the same time, they may not be by the same increment.  For instance, if the Federal Funds Rate increased 50 basis points, rates on demand deposits may rise by 10 basis points; whereas rates on prime-based loans will instantly rise 50 basis points.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates.  This causes asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates.  Therefore, the Company’s management monitors interest rate risk and adjusts the Company’s funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet.  Interest rate risk is more fully described in Item 1. Business—Interest Rate Risk and “Asset/Liability Management and Market Risk” under “Item 7A. Quantitative and Qualitative Disclosure About Market Risk”.

Our Accounting Policies And Estimates Are Critical To How We Report Our Financial Condition And Results Of Operations, And Any Changes To Such Accounting Policies And Estimates Could Materially Affect How We Report Our Financial Condition And Results Of Operations.

Accounting policies and estimates are fundamental to how we record and report our financial condition and results of operations. Our management makes judgments and assumptions in selecting and adopting various accounting policies and in applying estimates so that such policies and estimates comply with U.S. generally accepted accounting principles (“GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability.  We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates and judgments are well controlled and applied consistently.  In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated.  For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved.  Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations.  In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements.  See the section captioned “Allowance for Loan Losses” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Further, from time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements.  The ongoing economic recession has resulted in increased scrutiny of accounting standards by legislators and our regulators, particularly as they relate to fair value accounting principles.  In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements or otherwise adversely affecting our financial condition or results of operations.

Our Profitability Depends Significantly On Economic Conditions In The State of West Virginia and the Commonwealth of Virginia.

Our success depends primarily on the general economic conditions of the State of West Virginia and the Commonwealth of Virginia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 15.8% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within the State of West Virginia and the Commonwealth of Virginia. A significant decline in general economic conditions in State of West Virginia and the Commonwealth of Virginia, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

We May Be Adversely Affected By The Soundness Of Other Financial Institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

We Operate In A Highly Competitive Industry and Market Area.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets where we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

•	The ability to expand our market position.

•	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

•	The rate at which we introduce new products and services relative to our competitors.

•	Customer satisfaction with our level of service.

•	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Are Subject To Extensive Government Regulation and Supervision and Possible Enforcement and Other Legal Actions.

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

For further detail, see the sections captioned “Supervision and Regulation” included in Item 1. Business and “Regulatory Capital Requirements” in Note 14 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, which sections are located elsewhere in this report.

Failure To Meet Any Of The Various Capital Adequacy Guidelines Which We Are Subject To Could Adversely Affect Our Operations And Could Compromise The Status Of The Company As A Bank Holding Company.

The Company and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the Federal Reserve Board, the FDIC and the U.S. Department of Treasury. If the Company or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations would be materially and adversely affected and could compromise the status of the Company as a banking holding company. See the sections captioned “Supervision and Regulation—Capital Requirements” in Item 1. Business and “Regulatory Capital Requirements” in Note 14 of the Notes to the Consolidated Financial Statements included in Item 8, which sections are located elsewhere in this report, for detailed capital guidelines for bank holding companies and banks.

Our Accounting Estimates and Risk Management Processes Rely On Analytical and Forecasting Models.

The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The Repeal Of Federal Prohibitions On Payment Of Interest On Demand Deposits Could Increase Our Interest Expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations

The Value Of The Securities In Our Investment Securities Portfolio May Be Negatively Affected By Disruptions In Securities Markets.

Due to credit and liquidity risks and economic volatility, making the determination of the value of a securities portfolio is less certain.  There can be no assurance that decline in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations.

The Value Of Our Goodwill and Other Intangible Assets May Decline In The Future.

As of December 31, 2015, we had $18.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

New Lines Of Business Or New Products and Services May Subject Us To Additional Risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

The Company Is A Bank Holding Company, And Its Sources Of Funds Are Limited.

The Company is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to shareholders of the Company is derived primarily from dividends paid by the Bank. As a result, the Company’s ability to receive dividends or loans from its subsidiaries is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The Federal Reserve Board and/or the FDIC prohibit a dividend payment by the Company or the Bank that would constitute an unsafe or unsound practice. See the sections captioned “Supervision and Regulation – Limit on Dividends” in Item 1. Business and “Regulatory Capital Requirements” in Note 14 of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The inability of the Bank to generate profits and pay such dividends to the Company, or regulator restrictions on the payment of such dividends to the Company even if earned, would have an adverse effect on the financial condition and results of operations of the Company and the Company’s ability to pay dividends to its shareholders.

In addition, since the Company is a legal entity separate and distinct from the Bank, its right to participate in the distribution of assets of the Bank upon the Bank’s liquidation, reorganization or otherwise will be subject to the prior claims of the Bank’s creditors, which will generally take priority over the Bank’s shareholders.

Potential Acquisitions May Disrupt Our Business and Dilute Stockholder Value.

We generally seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Potential disruption to our business.

•	Potential diversion of our management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

The Company Is Subject To Liquidity Risk, Which Could Disrupt Our Ability To Meet Our Financial Obligations.

Liquidity refers to the ability of the Company to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting quarterly payment obligations under certain subordinated debentures issued by the Company in connection with the issuance of floating rate redeemable trust preferred securities. The source of the funds for the Company’s debt obligations is dependent on the Bank. If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries.

While management is satisfied that the Company’s liquidity is sufficient at December 31, 2015 to meet known and potential obligations, any significant restriction or disruption of the Company’s ability to obtain funding from these or other sources could have a negative effect on the Company’s ability to satisfy its current and future financial obligations, which could materially affect the Company’s financial condition.

Limited Availability of Borrowings and Liquidity from the Federal Home Loan Bank System and Other Sources Could Negatively Impact Earnings.

The Bank is currently a member bank of the FHLB of Pittsburgh. Membership in this system of quasi-governmental, regional home-loan oriented agency banks allows us to participate in various programs offered by the FHLB. We borrow funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. Should this occur, our short-term liquidity needs could be negatively impacted. If we were restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, we may be forced to find alternative funding sources. If we are required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect results of operations and financial position.

We May Not Be Able To Attract and Retain Skilled People.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities engaged in by us can be intense and we may not be able to hire people or to retain them. Many of our branches are located in rural areas and small towns where the competition for labor can be fierce, and where the pool of qualified employees may be small. We do not currently have employment agreements or non-competition agreements with any of our senior officers. The unexpected loss of services of key personnel could have a material adverse impact on our business, financial condition and results of operations because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Interruption To Our Information Systems Or Breaches In Security Could Adversely Affect The Company’s Operations.

The Company relies on information systems and communications for operating and monitoring all major aspects of business, as well as internal management functions. Any failure, interruption, intrusion or breach in security of these systems could result in failures or disruptions in the customer relationship, management, general ledger, deposit, loan and other systems. While the Company has policies, procedures and technical safeguards designed to prevent or limit the effect of any failure, interruption, intrusion or security breach of its information systems, there can be no assurance that the above-noted issues will not occur or, if they do occur, that they will be adequately addressed.

There have been several cyber-attacks on websites of large financial services companies. Even if not directed at the Company specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Cyber-attacks on third party retailers or other business establishments that widely accept debit card or check payments could compromise sensitive Bank customer information, such as debit card and account numbers. Such an attack could result in significant costs to the Bank, such as costs to reimburse customers, reissue debit cards and open new customer accounts.

In addition, there have been efforts on the part of third parties to breach data security at financial institutions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), often attacks are not recognized until launched against a target, may be supported by foreign governments or other well-financed entities, and may originate from less regulated and remote areas around the world, we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures.

The occurrence of any such failure, disruption or security breach of our information systems, particularly if widespread or resulting in financial losses to our customers, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, and expose us to civil litigation and possible financial liability. These risks could have a material effect on our business, results of operations and financial condition.

We Continually Encounter Technological Change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

Our Operations Rely On Certain External Vendors Who May Not Perform In A Satisfactory Manner.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. While we believe these policies and procedures help to mitigate risk, and our vendors are not the sole source of service, the failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on the our business and its financial condition and results of operations.

We Are Subject To Environmental Liability Risk Associated With Lending Activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact Our Business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Financial Services Companies Depend On The Accuracy and Completeness Of Information About Customers and Counterparties.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on our business, financial condition and results of operations.

Risks Associated With Our Common Stock

The Trading Volume In Our Common Stock Is Less Than That Of Other Larger Financial Services Companies.

Although our common stock is traded on the Over-the-Counter Bulletin Board, the trading volume in our common stock is less than that of other larger financial services companies.  Moreover, the over-the-counter market is not a stock exchange, and trading of securities on the over-the-counter market is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall more than would otherwise be expected.  Conversely, significant purchases of our common stock, or the absence of willing sellers, could cause our stock price to be greater than would otherwise be expected in a liquid trading market. Such pricing may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our Stock Price Can Be Volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to us.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding us and/or our competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, including real or anticipated changes in the strength of the economies we serve; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of operating results.

Our Ability To Pay Dividends Is Limited And We May be Unable To Pay Future Dividends.  As A Result, Capital Appreciation, If Any, Of Our Common Stock May Be Your Sole Opportunity For Gains On Your Investment For The Foreseeable Future.

We make no assurances that we will pay any dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.  The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose.  As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business.  In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  For further information, see Item 1. Business —Supervision and Regulation – Limits on Dividends.

We Are Exposed To Risks Relating To Evaluations Of Controls Required By Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2015 that we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

Our Small Business Lending Fund (“SBLF”) Preferred Stock May Impact Net Income Available to our Common Stockholders And Our Earnings Per Share.

The dividends declared on the SBLF preferred stock reduce net income available to common shareholders and our earnings per common share. The SBLF preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding down of the Company.

The Dividend Rate On The SBLF Preferred Stock Will Increase After Four And One-Half Years From The Issuance Date, Which Could Have Negative Effects On The Value Of, Or Our Ability To Pay Dividends On, Our Common Stock.

For fiscal 2015, the SBLF dividend rate was one percent (1%), providing an annualized cost of this capital to us of $85 thousand. From and after March 2016, which is four and one half years from the SBLF transaction, the dividend rate will be fixed at 9.00%.  This increase in the dividend rate could have a material negative effect on our liquidity.

We May Issue Additional Shares of our Common Stock that Could Result in Dilution of an Investor’s Investment.

Our Board of Directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of common stock. These issuances would likely dilute the ownership interests of our investors and may dilute the per share book value of our common stock. In addition, the issuance of additional shares of common stock under our stock option and equity incentive plans will further dilute each investor’s ownership of our common stock.

An Investment In Our Common Stock Is Not An Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Certain Banking Laws May Have An Anti-Takeover Effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

The Company, through its Bank subsidiary, owns its main office located at 301 Virginia Avenue in Fairmont, West Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2015, the Company operated thirteen full-service banking branches, twelve mortgage only offices and two insurance only offices, with locations as further described in “Item 1. BUSINESS”.  Nine of the thirteen full-service banking branches are owned and the remaining four are leased. All mortgage and insurance locations are leased.

No one facility is material to the Company.  Management believes that the facilities are generally in good condition and suitable for the operations for which they are used.  However, management continually looks for opportunities to upgrade its facilities and locations and may do so in the future.

Additional information concerning the property and equipment owned or leased by the Company and its subsidiaries is incorporated herein by reference from “Note 4, Premises and Equipment” and “Note 16, Leases” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

MVB Financial Corp.’s common shares are not traded on any national exchange. Our common stock is quoted on The OTC Bulletin Board under the symbol “MVBF.”

The table presented below provides the quarterly high and low trading prices, closing sales price and dividends declared for the last two years. The information set forth in the table is based on knowledge of certain arms-length transactions in the stock.  In addition, dividends are subject to the restrictions described in “Note 15,Regulatory Restriction on Dividend” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Quarterly Market and Dividend Information:

	High	Low	Last	Dividend
2015
Fourth Quarter	$15.25	$13.05	$13.10	$0.02
Third Quarter	15.64	14.35	15.10	0.02
Second Quarter	14.99	12.75	14.85	0.04
First Quarter	15.80	12.77	13.00	—

2014
Fourth Quarter	$15.70	$14.25	$14.99	$0.04
Third Quarter	16.51	15.20	15.70	—
Second Quarter	16.50	15.66	16.00	0.04
First Quarter	18.00	15.59	16.50	—

MVB Financial Corp. had 1,167 stockholders of record at December 31, 2015. The Company began paying an annual dividend of $.05 per share beginning in December 2008 through December 2011.  Beginning in 2012, the Company began paying a semi-annual dividend of $.04 per share in June and December. During the third quarter of 2015, the Company began paying a quarterly dividend. In 2013 and 2014, MVB Financial Corp. paid a semi-annual dividend of $.04 per share in June and $.04 per share in December. In 2015, the Company paid a semi-annual dividend of $.04 per share in June and a quarterly dividend of $.02 per share in September and December.  No dividends were paid prior to 2008.

Equity Compensation Plan Information as of December 31, 2015

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon	Weighted-average	plans (excluding
	exercise	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	562,499	$11.82	765,325
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	562,499	$11.82	765,325

During 2015,  204,670 stock options under the Company’s equity compensation plan were exercised.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on MVB Financial Corp.’s common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2010, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MVB Financial Corp.	100.00	115.76	126.97	175.95	159.92	140.96
KBW Bank Index	100.00	75.43	106.07	132.66	142.23	139.97
Russell 2000	100.00	94.55	108.38	148.49	153.73	144.95

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6.SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company’s audited consolidated financial statements for each of the periods and at the dates indicated.

	Years Ended December 31,
(Dollars in thousands except per share data)	2015	2014	2013	2012	2011

Balance Sheet Data:
Assets	$1,384,476	$1,110,459	$987,060	$726,769	$533,481
Investment securities	123,115	122,751	146,730	114,872	112,934
Loans, net	1,024,164	792,074	617,370	442,367	370,077
Loans held for sale	102,623	69,527	89,186	85,529	7,147
Deposits	1,012,314	823,227	695,811	486,519	390,545
Stockholders' equity	114,712	109,438	94,022	67,549	47,732
Weighted average shares outstanding - basic	8,014,316	7,905,468	6,657,093	4,388,650	4,295,780
Weighted average shares outstanding - diluted	9,977,616	8,102,117	6,939,028	4,509,234	4,388,820
Income Statement Data:
Interest income	$44,100	$36,168	$27,515	$22,254	$19,008
Interest expense	9,225	7,511	5,187	4,930	4,900
Net interest income	34,875	28,657	22,328	17,324	14,108
Provision for loan loss	2,493	2,582	2,260	2,800	1,723
Net interest income after provision for loan loss	32,382	26,075	20,068	14,524	12,385
Noninterest income	39,694	25,544	27,568	7,749	3,688
Gain on sale of securities	130	413	145	638	833
Noninterest expense	62,234	49,636	42,633	16,439	12,359
Income before income taxes	9,842	1,983	5,003	5,834	3,714
Income tax expense (benefit)	3,026	(96)	983	1,666	1,012
Net income	6,816	2,079	4,020	4,168	2,702
Preferred dividends	575	332	85	136	44
Net income available to common shareholders	6,241	1,747	3,935	4,032	2,658
Per Share Data:
Earnings per share - basic	$0.78	$0.22	$0.59	$0.92	$0.62
Earnings per share - diluted	0.76	0.22	0.57	0.90	0.61
Cash dividends	0.08	0.08	0.07	0.14	0.10
Book value	12.13	11.59	11.10	10.07	8.78
Tangible book value	9.74	9.38	8.79	7.07	8.57
Asset Quality Ratios:
Nonperforming loans to gross loans	0.99%	1.16%	0.14%	0.77%	0.88%
Nonperforming assets to total assets	0.76	0.89	0.12	0.50	0.65
Net charge-offs to gross loans	0.07	0.16	0.25	0.40	0.32
Allowance for loan losses to gross loans	0.78	0.78	0.79	0.91	0.81
Selected Ratios:
Return on average assets	0.56%	0.20%	0.51%	0.71%	0.57%
Return on average equity	6.08	2.01	5.11	8.33	6.69
Dividend payout	9.40	30.59	13.36	7.37	8.07
Efficiency ratio	83.60	91.59	85.44	65.56	69.45
Equity to assets	8.29	9.86	9.53	9.29	8.95
Common equity tier 1 capital ratio	7.64	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	9.54	12.00	12.20	11.40	13.90
Total risk-based capital ratio	13.00	16.40	12.90	12.30	14.80
Leverage ratio	7.77	9.00	8.90	8.40	8.90

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company’s or the Bank management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in this Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

•	the ability of the Company and its subsidiaries to successfully execute business plans, manage risks, and achieve objectives;

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

•

changes in financial market conditions, either internationally, nationally or locally in areas in which the Company and its subsidiaries conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

•

fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing; changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	the ability of the Company and its subsidiaries to successfully conduct acquisitions and integrate acquired businesses;

•	potential difficulties in expanding the businesses of the Company and its subsidiaries in existing and new markets;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

•

changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the (Federal Reserve, and the FDIC;

•

the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and its subsidiaries, and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•

the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which the Company and its subsidiaries engage in such activities, the fees that the Company’s subsidiaries  may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

•

continuing consolidation in the financial services industry; new legal claims against the Company and its subsidiaries, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes and the implementation of new technologies by the Company and its subsidiaries;

•	the ability of the Company and its subsidiaries to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the operations or business of the Company and its subsidiaries;

•

the ability of the Company and its subsidiaries to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and,

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

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and follow general practices within the banking industry.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the following:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had $52.9 million and $54.5 million as of December 31, 2015 and 2014.

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

Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statement of income.

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

Recent Accounting Pronouncements and Developments

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments –  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU No. 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU No.2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to business combinations.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. The Company is currently evaluating this guidance to determine the impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with

Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of the ASU on our consolidated financial statements.

Summary Financial Results

The Company earned $6.8 million in 2015 compared to $2.1 million in 2014, an increase of $4.7 million. The 2015 earnings equated to a return on average assets of .56% and a return on average equity of 6.08%, compared to 2014 results of .20% and 2.01%, respectively.  Basic earnings per share were $0.78 in 2015 compared to $0.22 in 2014. Diluted earnings per share were $0.76 in 2015 compared to $0.22 in 2014.

The Company earned $2.1 million in 2014 compared to $4.0 million in 2013, a decrease of $1.9 million. The 2014 earnings equated to a return on average assets of .20% and a return on average equity of 2.01%, compared to 2013 results of .51% and 5.11%, respectively.  Basic earnings per share were $0.22 in 2014 compared to $0.59 in 2013.

Diluted earnings per share were $0.22 in 2014 compared to $0.57 in 2013.

Net interest income increased $6.2 million, noninterest income increased $14.2 million and noninterest expenses increased by $12.6 million during 2015 compared to 2014. The Bank’s yield on earning assets in 2015 was 3.88% compared to 3.80% in 2014.  Despite extensive competition, total loans increased to $1.0 billion at December 31, 2015, from $798.3 million at December 31, 2014.  The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Net interest income increased $6.3 million, noninterest income decreased $2.0 million and noninterest expenses increased by $7.0 million during 2014 compared to 2013. The Bank’s yield on earning assets in 2014 was 3.80% compared to 3.82% in 2013. Total loans increased to $798.3 million at December 31, 2014, from $622.3 million at December 31, 2013.  The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Deposits increased $189.1 million to $1.0 billion at December 31, 2015, from $823.2 million at December 31, 2014.  The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the Bank was 0.90% in 2015 compared to 0.87% in 2014. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.07% in 2015 compared to 3.01% in 2014.

Deposits increased $127.4 million to $823.2 million at December 31, 2014, from $695.8 million at December 31, 2013. The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the Bank was 0.87% in 2014 compared to 0.79% in 2013. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.01% in 2014 compared to 3.10% in 2013.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in other banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts and repurchase agreements. Net interest income remains the primary source of revenue for the Bank. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in noninterest bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. As noted above, the net interest margin was 3.07% in 2015 compared to 3.01% and 3.10% in 2014 and 2013, respectively. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in the Bank’s markets.  During 2015, the Federal Reserve raised its key interest rate from a range of 0% to 0.25% to a range of 0.25% to 0.50%. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2015, net interest income increased by $6.2 million or 21.7% to $34.9 million from $28.7 million in 2014.  This increase is largely due to the growth in average earning assets, primarily $207.8 million in average total loans and loans held for sale.  Average total earning assets were $1.1 billion in 2015 compared to $952.6 million in 2014. Average total loans and loans held for sale grew to $987.7 million in 2015 from $779.8 million in 2014.  Primarily as a result of this growth, total interest income increased by $7.9 million, or 21.9%, to $44.1 million in 2015 from $36.2 million in 2014. Average investment securities decreased $23.4 million, the result of a $2.6 million average decrease in municipal investments and a $20.8 million decrease in available-for-sale investments. An increased yield on the municipal securities of 33 basis points helped to offset the 61 point basis point decrease in available-for-sale investments.  Average interest-bearing liabilities, mainly deposits and borrowings, likewise increased in 2015 by $161.2 million.  Average interest-bearing deposits grew to $842.3 million in 2015 from $710.4 million in 2014.  Total interest expense increased by $1.7 million, caused by a $683 thousand increase in deposit interest and a $1.1 million increase in subordinated debt interest.  The result was a 3 basis point increase in interest cost from 2014 to 2015.

During 2014, net interest income increased by $6.4 million or 28.4% to $28.7 million from $22.3 million in 2013.  This increase is largely due to the growth in average earning assets, primarily $219.7 million in loans and loans held for sale.  Average total earning assets were $952.6 million in 2014 compared to $719.8 million in 2013. Average total loans and loans held for sale grew to $779.8 million in 2014 from $560.1 million in 2013.  Primarily as a result of this growth, total interest income increased by $8.7 million, or 31.5%, to $36.2 million in 2014 from $27.5 million in 2013. Average investment securities increased $5.1 million, mainly the result of a $10.6 million average increase in municipal investments offset by a $5.5 million decrease in available-for-sale investments. The increased yield on the municipal securities of 12 basis points helped to increase the total investment portfolio yield.  Average interest-bearing liabilities, mainly deposits, likewise increased in 2014 by $210.2 million.  Average interest-bearing deposits grew to $710.4 million in 2014 from $507.7 million in 2013.  Total interest expense increased by $2.3 million, caused by a $1.6 million increase in deposit interest and a $1.1 million increase in subordinated debt interest.  The result was an 8 basis point increase in interest cost from 2013 to 2014.

The Company’s earning assets increased $182.8 million and net interest income increased by $6.2 million during 2015. The net interest margin continues to be pressured by increased competition for high quality loan growth and the deposit volume required to fund the growth.

The Bank’s yield on earning assets changed during 2015 as follows:  The loan portfolio yield decreased by 6  basis points and the investment portfolio yield decreased by 28 basis points while funding costs increased by 3 basis points.

The cost of interest-bearing liabilities increased to 0.90% in 2015 from 0.87% in 2014. This increase is primarily the result of a 56 basis point increase in the cost of subordinated debt. Further discussion on subordinated debt is included in Note 6 to the consolidated financial statements.

Statistical Financial

Information Regarding MVB Financial Corp.

The following tables provide further information about interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2015			2014			2013
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Cost	Balance	Expense	Cost	Balance	Expense	Cost
Interest-bearing deposits in banks	$16,040	$43	0.27%	$20,123	$45	0.22%	$12,530	$32	0.26%
CDs with other banks	12,267	231	1.88	9,826	178	1.81	9,427	168	1.78
Investment securities:
Taxable	66,110	958	1.45	86,868	1,272	1.46	92,371	1,348	1.46
Tax-exempt	53,376	1,537	2.88	55,972	1,646	2.94	45,407	1,281	2.82
Loans and loans held for sale: (1)
Commercial	616,057	26,264	4.26	489,382	21,344	4.36	317,934	14,681	4.62
Tax exempt	19,678	689	3.50	29,682	1,078	3.63	24,863	959	3.86
Real estate	334,538	13,586	4.06	242,526	9,832	4.05	198,620	8,200	4.13
Consumer	17,383	792	4.56	18,228	773	4.24	18,714	846	4.52

Total loans	987,656	41,331	4.18	779,818	33,027	4.24	560,131	24,686	4.41

Total earning assets	1,135,449	44,100	3.88	952,607	36,168	3.80	719,866	27,515	3.82
Less: Allowance for loan losses	(7,016)			(6,135)			(4,827)
Cash and due from banks	14,465			15,173			18,402
Other assets	83,520			75,309			61,854
Total assets	$1,226,418			$1,036,954			$795,295

Liabilities
Deposits:
NOW	$446,704	$2,713	0.61	$402,273	$3,157	0.78	$291,969	$2,230	0.76
Money market checking	65,306	396	0.61	38,332	191	0.50	23,715	72	0.30
Savings	39,766	111	0.28	37,576	126	0.34	31,039	196	0.63
IRAs	12,038	146	1.21	9,627	113	1.17	9,495	152	1.60
CDs	278,499	2,880	1.03	222,609	1,976	0.89	151,522	1,349	0.89
Repurchase agreements and federal funds sold	26,884	83	0.31	55,731	291	0.52	80,166	567	0.71
FHLB and other borrowings	124,475	692	0.56	80,855	515	0.64	63,763	542	0.85
Subordinated debt	33,524	2,204	6.57	19,011	1,142	6.01	4,124	79	1.92
Total interest-bearing liabilities	1,027,196	9,225	0.90	866,014	7,511	0.87	655,793	5,187	0.79
Noninterest bearing demand deposits	79,611			60,587			52,002
Other liabilities	7,486			6,699			8,786
Total liabilities	1,114,293			933,300			716,581

Stockholders’ equity
Preferred stock	16,334			12,471			8,500
Common stock	8,065			7,958			3,373
Paid-in capital	74,331			72,308			58,217
Treasury stock	(1,084)			(1,084)			(1,084)
Retained earnings	16,941			14,554			11,387
Accumulated other comprehensive income	(2,462)			(2,553)			(1,679)
Total stockholders’ equity	112,125			103,654			78,714
Total liabilities and stockholders’ equity	$1,226,418			$1,036,954			$795,295

Net interest spread			2.99			2.93			3.03
Net interest income-margin		$34,875	3.07%		$28,657	3.01%		$22,328	3.10%

(1) Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Rate Volume Calculation

2015 vs 2014

	Change in	Change in	Change in both	Total
(in thousands)	Volume	Rate	Rate & Volume	Change
Earning Assets
Loans
Commercial	5,524	(480)	(124)	4,920
Tax exempt	(363)	(39)	13	(389)
Real estate	3,730	17	7	3,754
Consumer	(36)	58	(3)	19
Investment securities:
Taxable	(304)	(13)	3	(314)
Tax-exempt	(77)	(34)	2	(109)
Interest-bearing deposits in banks	(9)	9	(2)	(2)
CDs with other banks	44	7	2	53
Total earning assets	8,509	(475)	(102)	7,932

Interest bearing liabilities
NOW	349	(714)	(79)	(444)
Money market checking	135	41	29	205
Savings	7	(21)	(1)	(15)
IRAs	28	4	1	33
CDs	496	326	82	904
Repurchase agreements and federal funds sold	(151)	(119)	62	(208)
FHLB and other borrowings	277	(65)	(35)	177
Subordinated debt	872	108	82	1,062
Total interest bearing liabilities	2,013	(440)	141	1,714
Total	6,496	(35)	(243)	6,218

Rate Volume Calculation

2014 vs 2013

	Change in	Change in	Change in both	Total
(in thousands)	Volume	Rate	Rate & Volume	Change
Earning Assets
Loans
Commercial	7,917	(815)	(439)	6,663
Tax exempt	186	(56)	(11)	119
Real estate	1,813	(148)	(33)	1,632
Consumer	(22)	(52)	1	(73)
Investment securities:
Taxable	(82)	6	—	(76)
Tax-exempt	298	54	13	365
Interest-bearing deposits in banks	19	(4)	(2)	13
CDs with other banks	7	3	—	10
Total earning assets	10,136	(1,012)	(471)	8,653

Interest bearing liabilities
NOW	843	61	23	927
Money market checking	45	46	28	119
Savings	41	(92)	(19)	(70)
IRAs	2	(40)	(1)	(39)
CDs	633	(4)	(2)	627
Repurchase agreements and federal funds sold	(173)	(148)	45	(276)
FHLB and other borrowings	145	(136)	(36)	(27)
Subordinated debt	285	169	609	1,063
Total interest bearing liabilities	1,821	(144)	647	2,324
Total	8,315	(868)	(1,118)	6,329

Provision for Loan Losses

The Company’s provision for loan losses for 2015, 2014 and 2013 was $2.5 million, $2.6 million and $2.3 million, respectively.

Determining the appropriate level of the Allowance for Loan Losses (“ALL”) requires considerable management judgment.  In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators.  Management seeks to maintain an ALL that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.  Further discussion can be found later in this discussion under ‘Allowance for Loan Losses.”

Noninterest Income

Mortgage fee income and insurance and investment services income generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. The total of noninterest income for 2015, 2014 and 2013 were $39.7 million, $25.5 million and $27.6 million, respectively.

In 2015, mortgage fee income increased $11.9 million due to higher loan production as a result of increased refinance volume. In 2014,  mortgage fee income declined by $3.2 million due to lower loan production as a result of decreased refinance volume as well as the impact of a refinement in accounting estimate related to interest rate lock commitments.

MVB Mortgage sold a 25% share in a mortgage services company joint venture, Lender Services Provider, LLC (“LSP”), during the third quarter of 2013. A gain of $626 thousand was recognized on this one-time event that occurred in 2013.

During the ordinary course of business in 2015, 2014 and 2013 the Company sold several investment securities at a gain of $130 thousand,  $413 thousand and $145 thousand, respectively. All investments that were sold were classified as available-for-sale with the exception of one held-to-maturity investment that was sold during 2015 due to a credit downgrade.  The Company is always looking at ways to improve yield while maintaining a high quality short-term investment portfolio.

Insurance and investment services income was $5.1 million, $3.9 million and $1.9 million in 2015, 2014 and 2013, respectively. This significant increase was the result of MVB Insurance becoming a direct subsidiary of the Company on June 1, 2013, at which point the insurance company increased both staffing and the number of insurance products offered.

The Company is continually searching for ways to increase noninterest income.  Gains from sales of portfolio loans in the secondary market continues to be a major area of focus for the Bank and the Company.

Noninterest Expense

Noninterest expense was $62.2 million, $49.6 million and $42.6 million in 2015, 2014 and 2013, respectively.  Approximately 64%, 63% and 63% of noninterest expense for 2015, 2014 and 2013, respectively, related to personnel costs.  Personnel are the lifeblood of every service organization, which is why personnel costs are such a significant part of the expenditure mix.  Salaries and benefits increased by $8.5 million in 2015 and $4.1 million in 2014. The 2015 increase related to the following: the addition of new bank and mortgage offices, additional staffing related to organic growth, increased commissions due to a 47.5% increase in origination volume and increases for existing staff. The 2014 increase related to the following: the addition of new bank and mortgage offices, additional staffing related to organic growth and increases for existing staff.

Equipment and occupancy expense increased by $1.3 million in 2015 and $1.4 million in 2014.  The 2015 increase was mainly the result of opening of multiple new bank and mortgage office locations, including two branches via an acquisition. The 2014 increase was mainly the result of the opening of multiple new bank and mortgage office locations, the completion of a new facility in Kanawha County, West Virginia and construction of a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Professional fees increased by $710 thousand in 2015 and $568 thousand in 2014.  Both increases  related mainly to merger and acquisition activity that took place throughout most of 2014 and 2015, continued legal matters and the need for additional outside service providers as the Company continues to grow.

Data processing increased by $1.3 million in 2015 and $541 thousand in 2014. Both increases were largely driven by overall growth in terms of personnel and office space company-wide and the usage of additional products, services and providers to better serve the client base.

Income Taxes

The Company incurred income tax expense of $3.0 million in 2015, an income tax benefit of $96 thousand in 2014 and income tax expense of $1.0 million in 2013.

The Company’s effective tax rate was 31%, negative 5% and 20% in 2015, 2014 and 2013, respectively. This increase was largely driven by the fluctuation in pre-tax earnings.

Return on Assets

The Company’s return on average assets was 0.56% in 2015, compared to 0.20% in 2014 and 0.51% in 2013. The increased return in 2015 is a direct result of a $4.7 million increase in earnings, while average total assets increased by $189.5 million, mainly the result of a $207.8 million increase in average total loans. The decreased return in 2014 is a direct result of a $1.9 million decrease in earnings, while average total assets increased by $241.7 million, mainly the result of a $219.7 million increase in average total loans.

Return on Equity

The Company’s return on average stockholders’ equity (“ROE”) was 6.08% in 2015, compared to 2.01% in 2014 and 5.11% in 2013. The increased return in 2015 is a direct result of a $4.7 million increase in earnings, while average equity increased by $8.5 million. The decreased return in 2014 is a direct result of a $1.9 million decrease in earnings, while average equity increased by $24.9 million.

Overview of the Statement of Condition

The balance sheet changed significantly from 2014 to 2015.  Loans increased by $233.9 million to $1.0 billion at December 31, 2015.  Loans held for sale increased by $33.1 million, deposits increased by $189.1 million, borrowings increased $81.9 million and stockholders’ equity increased by $5.3 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $29.1 million at December 31, 2015, compared to $30.1 million at December 31, 2014.

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

Investment Securities

Investment securities totaled $123.1 million at December 31, 2015, compared to $122.8 million at December 31, 2014.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value (in thousands):

December 31,	2015	2014	2013

Available-for-sale securities:
U. S. Agency securities	$29,351	$37,534	$58,822
U.S. Sponsored Mortgage-backed securities	33,714	29,932	46,592
Municipal securities	1,798	—	—
Equity and other securities	5,393	747	997
Total investment securities available-for-sale	$70,256	$68,213	$106,411

Held-to-maturity securities:
Municipal securities	$52,859	$54,538	$56,670

Investment securities are a fairly even mix of available-for-sale and held-to-maturity.  Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities.  At December 31, 2015, the amortized cost of investment securities totaled $123.7 million, resulting in unrealized gain in the investment portfolio of $1.0 million. The municipal portfolio continues to give the company the ability to pledge and to better the effective tax rate.

The following table shows the maturities for the investment securities portfolio at December 31, 2015 (in thousands):

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Fair Value

U. S. Agency securities	$—	—%	$28,266	1.39%	$1,266	1.80%	$—	—%	$29,532	$29,351
U.S. Sponsored Mortgage-backed securities	—	—	—	—	3,197	1.99	31,049	1.48	34,246	33,714
Equity and other securities	—	—	670	6.00	4,639	6.38	—	—	5,309	5,393
Municipal securities	400	1.65	5,067	2.65	15,256	2.71	33,911	2.95	54,634	56,268

	$400	1.65%	$34,003	1.67%	$24,358	3.27%	$64,960	2.25%	$123,721	$124,726

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

Loans

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax county of Virginia, with a secondary focus on the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $1.0 billion as of December 31, 2015, compared to $798.3 million at December 31, 2014.

During 2015, the Bank experienced loan growth of $233.9 million.  The most significant portion of the growth came in the residential real estate and commercial and non-residential real estate area.  Residential real estate and home equity loans grew $65.0 million and commercial and non-residential real estate loans grew approximately $168.6 million.

Major classification of loans held for investment at December 31, are as follows:

(in thousands)	2015	2014	2013	2012	2011

Commercial and non-residential real estate	$729,319	$560,752	$457,388	$299,639	$238,504
Residential real estate and home equity	285,490	220,442	146,001	130,012	121,536
Consumer	17,361	17,103	18,916	16,792	13,782
Total	$1,032,170	$798,297	$622,305	$446,443	$373,822

At December 31, 2015, commercial loans represented the largest portion of the portfolio approximating 70.6% of the total loan portfolio. Commercial loans totaled $729.3 million at December 31, 2015, compared to $560.8 million at December 31, 2014.  Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 27.7% of the total loan portfolio. Residential real estate and home equity loans totaled $285.5 million at December 31, 2015, compared to $220.4 million at December 31, 2014.  Included in residential real estate loans are home equity credit lines totaling $68.1 million at December 31, 2015, compared to $45.9 million at December 31, 2014. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia County markets, as well as Northern Virginia.

At December 31, 2015, consumer loan balances totaled $17.4 million compared to $17.1 million at December 31, 2014.  The majority of consumer loans are in the direct lending area.  Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders.  This is another important product necessary to serve our market areas.

At December 31, 2015, loans identified by management as potential problem loans amounted to $1.0 million. Although these are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms, these loans are sufficiently collateralized and are not believed to present significant risk of loss.

The following table provides additional information about loans:

Loan maturities at December 31, 2015:

		One Thru	Due After
	One Year	Five	Five
(in thousands)	or Less	Years	Years	Total
Commercial and nonresidential real estate	$173,304	$315,935	$240,080	$729,319

Residential real estate and home equity	123,027	8,586	153,877	285,490

Consumer and other	3,474	8,632	5,255	17,361

Total	$299,805	$333,153	$399,212	$1,032,170

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2015 that mature after one year:

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
Predetermined fixed interest rate	$185,036	$95,665	$7,378	$288,079
Floating or adjustable interest rate	370,979	66,798	6,509	444,286
Total as of December 31, 2015	$556,015	$162,463	$13,887	$732,365

Loan Concentration

At December 31, 2015, commercial loans comprised the largest component of the loan portfolio.  A large portion of commercial loans are real estate secured however, they are geographically and industry diverse. Loans that are non-real estate secured are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee.  The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy.   When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

The result of the evaluation of the adequacy at each period presented herein indicated that the allowance for loan losses was considered adequate to absorb losses inherent in the loan portfolio.

At December 31, 2015 and 2014 impaired loans totaled $15.4 million and $14.8 million respectively.  A portion of the Allowance for Loan Losses of $1.0 million and $690 thousand was allocated to cover any loss in these loans at December 31, 2015 and 2014, respectively.  Loans past due more than 30 days were $18.9 million and $26.6 million, respectively, at December 31, 2015 and 2014.

	December 31
	2015	2014
Loans past due more than 30 days to gross loans	1.83%	3.33%
Loans past due more than 90 days to gross loans	0.97%	1.14%

Net charge-offs of $710 thousand in 2015 and $1.3 million in 2014 were incurred. The provision for loan losses was $2.5 million in 2015 and $2.6 million in 2014.  Net charge-offs represented .07%,  .16%, .25%, .40% and .32% in 2015, 2014, 2013, 2012 and 2011, respectively, compared to gross loans for the indicated period.

The following tables reflect the allocation of the allowance for loan losses as of December 31, 2015, 2014, 2013, 2012 and 2011:

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223
Charge-offs	(708)	(33)	(6)	(747)
Recoveries	20	6	11	37
Provision	2,391	184	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935
Charge-offs	(1,110)	(130)	(68)	(1,308)
Recoveries	7	3	4	14
Provision	1,857	707	18	2,582
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076
Charge-offs	(1,458)	(38)	(33)	(1,529)
Recoveries	57	70	1	128
Provision	1,903	285	72	2,260
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2011	$2,164	$615	$266	$3,045
Charge-offs	(1,731)	(9)	(51)	(1,791)
Recoveries	5	5	12	22
Provision	2,669	145	(14)	2,800
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076

		Residential
	Commercial and	Real estate
	nonresidential	and home	Consumer
(in thousands)	real estate	equity	and other	Total
ALL balance at December 31, 2010	$1,517	$667	$294	$2,478
Charge-offs	(552)	(526)	(111)	(1,189)
Recoveries	4	10	19	33
Provision	1,195	464	64	1,723
ALL balance at December 31, 2011	$2,164	$615	$266	$3,045

	2015		2014		2013		2012		2011
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans

Commercial and nonresidential real estate	$6,066	71%	$4,363	70%	$3,609	74%	$3,107	67%	$2,164	64%
Residential real estate and home equity	1,810	28	1,653	28	1,073	23	756	29	615	32
Consumer and other	130	2	207	2	253	3	213	4	266	4
Total	$8,006	100%	$6,223	100%	$4,935	100%	$4,076	100%	$3,045	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure.  When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss.  When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, the loan is returned to accrual status. Interest income on loans would have increased by approximately $639 thousand if loans had performed in accordance with their terms.

Non-performing assets and past due loans:

(Dollars in Thousands)	2015	2014	2013	2012	2011

Non-accrual loans
Commercial	$8,195	$3,462	$284	$3,081	$2,453
Real estate and home equity	839	487	29	43	76
Consumer and other	371	—	76	1	163
Total non-accrual loans	9,405	3,949	389	3,125	2,692
Accruing loan past due 90 days or more	848	5,306	460	329	584
Total non-performing loans	10,253	9,255	849	3,454	3,276
Other real estate, net	239	575	375	207	176

Total non-performing assets	$10,492	$9,830	$1,224	$3,661	$3,452

Allowance for loan losses	$8,006	$6,223	$4,935	$4,076	$3,045

Non-performing loans to gross loans	0.99%	1.16%	0.14%	0.77%	0.88%
Allowance for loan losses to non-performing loans	78.08%	67.24%	581.27%	118.01%	92.95%
Non-performing assets to total assets	0.76%	0.89%	0.12%	0.50%	0.65%

Impaired loans have increased slightly during 2015, primarily as the result of four loans. A loan that is dependent upon the condition of the coal industry, which had a balance of $3.6 million as of December 31, 2014, was reduced by principal payments totaling $848 thousand for a year-end recorded investment of $2.8 million. However, this loan was purchased, along with a related, unimpaired loan with a recorded investment of $500 thousand, by a newly formed entity that was spun-off from the original borrower for the purpose of repositioning company assets. As of December 31, 2015, the Bank held a single impaired loan to the new entity for the combined recorded investment of $3.3 million. In addition, two unrelated acquisition and development loans with a total December 31, 2014 balance of $3.1 million were reduced as the result of a principal curtailment of $268 thousand and a $600 thousand charge-off. These two loans represent a December 31, 2015 recorded investment of $2.2 million. The last of the four loans that had the greatest impact on total recorded investment of impaired loans was a commercial real estate loan with a recorded investment of $1.1 million that was considered impaired in the fourth quarter of 2015. In addition, $8.3 million, or 54%, of the $15.4 million total recorded investment in impaired loans as of December 31, 2015 was concentrated in two unrelated impaired loans. One of these two loans is the $3.3 million loan discussed previously that is dependent on the coal industry. The other of these two loans has a balance of $5.0 million and is a loan to finance commercial real estate property in the Northern Virginia market, which has as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government. This loan was purchased from another financial institution in late 2013 but it is the Bank’s position that the “Loan Sales Agreement” has been breached by the selling institution and legal recourse is being pursued by the Bank.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.0 billion, or 80.6% of funding sources at December 31, 2015.  This same information at December 31, 2014 reflected $823.2 million in deposits representing 83.1% of such funding sources.  Cash management accounts, which are available to large corporate customers, represented 2.2% and 3.3% of funding sources at December 31, 2015 and 2014, respectively.  Borrowings represented the remainder of such funding sources.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for MVB. At December 31, 2015,  noninterest-bearing balances totaled $80.4 million compared to $67.1 million at December 31, 2014 or 7.9% and 8.2% of total deposits respectively. Interest-bearing deposits totaled $931.9 million at December 31, 2015, compared to $756.2 million at December 31, 2014 or 92.1% and 91.8% of total deposits respectively. On a percentage basis, interest bearing checking accounts compose the largest component of deposits.

(in thousands)	2015	2014	2013

Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$80,423	$67,066	$63,336
Interest bearing demand	473,459	431,896	320,420
Savings and money markets	128,622	87,715	70,902
Time deposits including CDs and IRAs	329,810	236,550	241,153
Total deposits	$1,012,314	$823,227	$695,811

Time deposits that meet or exceed the FDIC insurance limit	$21,690	$23,257	$22,358

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2015, 2014 and 2013:

(in thousands)	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest bearing demand deposits	$79,611		$60,587		$52,002
Interest-bearing demand deposits:
NOW	446,704	0.61%	402,273	0.78%	291,969	0.76%
Money market checking	65,306	0.61%	38,332	0.50%	23,715	0.30%
Savings	39,766	0.28%	37,576	0.34%	31,039	0.63%
IRAs	12,038	1.21%	9,627	1.17%	9,495	1.60%
CDs	278,499	1.03%	222,609	0.89%	151,522	0.89%

Total interest-bearing deposits	842,313	0.74%	710,417	0.78%	507,740	0.79%
Total demand deposits	$921,924		$771,004		$559,742

Average interest-bearing deposits totaled $842.3 million during 2015 compared to $710.4 million during 2014. Average noninterest bearing deposits totaled $79.6 million during 2015 compared to $60.6 million during 2014. Management will continue to emphasize deposit gathering in 2016 by offering outstanding customer service and competitively priced products.

Maturities of time deposits that meet or exceed the FDIC insurance limit:

(Dollars in Thousands)	2015

Under 3 months	$4,089
Over 3-12 months	8,124
Over 1 to 3 years	5,236
Over 3 years	4,241
Total	$21,690

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments.

Short-term borrowings:

(Dollars in Thousands)	2015	2014	2013

Balance at end of year	$179,917	$95,829	$98,028
Average balance during the year	121,425	76,185	55,686
Maximum month-end balance	179,917	120,229	98,028
Weighted-average rate during the year	0.34%	0.27%	0.25%
Weighted-average rate at December 31	0.44%	0.32%	0.25%

Repurchase agreements:

(Dollars in Thousands)	2015	2014	2013

Balance at end of year	$27,437	$32,673	$81,578
Average balance during the year	26,884	55,731	80,166
Maximum month-end balance	32,470	83,781	81,578
Weighted-average rate during the year	0.31%	0.52%	0.71%
Weighted-average rate at December 31	0.30%	0.35%	0.65%

In addition, the Company holds subordinated debt as follows:

(Dollars in Thousands)	2015	2014	2013

Balance at end of year	$33,524	$33,524	$4,124
Average balance during the year	33,524	19,361	4,124
Maximum month-end balance	33,524	33,524	4,124
Weighted-average rate during the year	6.55%	6.01%	1.92%
Weighted-average rate at December 31	6.57%	6.53%	1.94%

Capital/Stockholders’ Equity

During the year ended December 31, 2015, stockholders’ equity increased approximately $5.3 million to $114.7 million. This increase consists of net income for the year of $6.8 million along with dividends paid totaling $1.2 million.  Although stockholders’ equity increased as noted above, the equity to assets ratio only increased 0.33% to 9.86% due to the increase in total assets during 2015. The Company paid dividends to common shareholders of $641 thousand in 2015 and $636 thousand in 2014 and earned $6.8 million in 2015 versus $2.1 million in 2014, resulting in the dividend payout ratio decreasing from 30.59% in 2014 to 9.40% in 2015.

At December 31, 2015, accumulated other comprehensive loss totaled $2.9 million, an increase in the loss of $291 thousand from December 31, 2014. This principally represents net unrealized loss on available-for-sale securities, net of income taxes, and the adjustment to pension liability, net of income taxes, at December 31, 2015.  Because the significant portion of all the investment securities in the portfolio are classified as available-for-sale, both the investment and equity sections of the balance sheet are more sensitive to the changing market values of investments than those institutions that classify more of their investment portfolio as “held to maturity”. Interest rate fluctuations between year-end 2015 and 2014 resulted in the change in market value of the portfolio.

The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company’s risk-based capital ratios can be found in Note 14 of the Notes to the Audited Consolidated Financial Statements; and see also Item 1. Business – Supervision and Regulation.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier I capital and Tier I common equity to risk-weighted assets, and of Tier I capital to average assets, as defined.  As of December 31, 2015 and 2014, the Company meets all capital adequacy requirements to which it is subject.

At  December 31, 2015, the Company’s consolidated risk-based capital ratios were above the minimum standards for a well-capitalized institution. The total risk-based capital ratio of 13.0% at December 31, 2015, is above the well-capitalized standard of 10%. The Tier 1 risk-based capital ratio of 9.5% also exceeded the well-capitalized minimum of 8%. The common equity tier 1 capital ratio of 7.6% is above the well-capitalized standard of 6.5%. The leverage ratio at December 31, 2015, was 7.8% and was also above the well-capitalized standard of 5%.  Management believes that capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

The objective of the asset/liability management function is to maintain consistent growth in net interest income within its policy guidelines. This objective is accomplished through management of balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences. The Company manages balance sheet liquidity through the investment portfolio, sales of commercial and residential real estate loans, and through the utilization of diversified funding sources, including retail deposits, a variety of wholesale funding sources and borrowings through the FHLB. Interest rate risk is managed through the use of interest rate caps, commercial loan swap transactions and interest rate lock commitments on mortgage loans held for sale, as well as the structuring of loan terms that provide cash flows to be consistently re-invested along the rate cycle.

Interest Rate Risk

Our primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on liabilities.  Our interest rate risk represents the level of exposure we have to fluctuations in interest rates and is primarily measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates.  The Asset/Liability Committee (ALCO) oversees our management of interest rate risk.  The objective of the management of interest rate risk is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect us from any material financial consequences associated with changes in interest rate risk.

Interest rate risk is that risk to earnings or capital arising from movement of interest rates.  It arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships across yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options embedded in certain bank products (option risk).  Changes in interest rates may also affect a bank’s underlying economic value.  The value of a bank’s assets, liabilities, and interest-rate related, off-balance sheet contracts is affected by a change in rates because the present value of future cash flows, and in some cases the cash flows themselves, is changed.

We believe that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals.  Management and the Board have chosen an interest rate risk profile that is consistent with our strategic business plan.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by our ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in interest rates.  We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a current base case and a cautionary alternative simulation once per quarter and report the analysis to the Board of Directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain, when other business conditions so dictate, or when necessary to model potential balance sheet changes.

The balance sheet is subject to quarterly testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”). It is our goal to structure the balance sheet so that net interest-earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At December 31, 2015, we were in an asset sensitive position.  Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing.  An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise.  Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline.  Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	25.0%	20.0%	15.0%	10.0%	10.0%	15.0%	20.0%	25.0%
December 31, 2015	-2.7%	2.3%	3.8%	1.5%	-2.0%	-7.1%	-13.9%	n/a	%
December 31, 2014	-9.7%	-3.6%	0.3%	-0.6%	0.5%	-2.7%	-7.4%	n/a	%

As shown above, measures of net interest income at risk in a rising rate environment were more favorable at December 31, 2015 than at December 31, 2014 at all interest rate shock levels and less favorable in a falling rate environment for the same time periods. All measures remained well within prescribed policy limits.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which, in theory, approximates the fair value of the Company’s net assets.

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	35.0%	25.0%	17.0%	12.0%	12.0%	17.0%	25.0%	35.0%
December 31, 2015	-5.2%	1.8%	5.7%	2.8%	-4.6%	-10.2%	-4.3%	n/a	%
December 31, 2014	-15.6%	-7.7%	-1.4%	-1.6%	-4.8%	-10.5%	-5.4%	n/a	%

The EVE at risk decreased at December 31, 2015 when compared to December 31, 2014 in all interest rate shock levels.

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes have been prepared in accordance with GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2015, cash provided by financing activities totaled $195.4 million, while outflows from investing activity totaled $174.9 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

The Company has an effective shelf registration covering $75 million of debt and equity securities, all of which remains available, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2015. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

(in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total

Certificates of deposit and individual retirement accounts (1)	$241,671	$32,529	$55,610	$—	$329,810
Securities sold under agreement to repurchase	27,437	—	—	—	27,437
Operating leases	1,871	2,119	231	347	4,568
FHLB short-term advances	179,917	—	—	—	179,917
FHLB long-term advances	94	696	175	2,316	3,281
Total	$450,990	$35,344	$56,016	$2,663	$545,013

(1)

Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Commitments

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the consolidated financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2015, is included in Note 7 to the consolidated financial statements.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

Fourth quarter 2015 net income was $1.4 million compared to a $585 thousand net loss in the fourth quarter of 2014.  This equated to basic earnings per share, on a quarterly basis, of $0.16 in 2015 and a $0.09 loss in 2014.  Diluted earnings per share for the fourth quarter of 2015 and 2014 were $0.15 and a $0.09 loss, respectively.  Net interest income increased during the fourth quarter and was $9.9 million in the fourth quarter of 2015 compared to $7.4 million in 2014. Noninterest income was $8.4 million in the fourth quarter of 2015 compared to $6.2 million in 2014.  Noninterest expense increased to $15.8 million for the fourth quarter of 2015 from $14.5 million in 2014.  Loan loss provision was $637 thousand for the fourth quarter of 2015, an increase of $247 thousand over the fourth quarter of 2014.

Earnings in the fourth quarter of 2015 for the Company were up  $2.0 million from the fourth quarter 2014. This increase in earnings was seen in three of the company’s four segments of operations.

The commercial and retail banking segment of the Company showed an increase in earnings in  the fourth quarter of 2015 by $1.3 million from the same period one year prior due mainly to the following items. Net interest margin increased $2.4 million due to the Company’s strong balance sheet growth, namely loan growth of $294 million and deposit growth of $171 million. Provision for loan loss increased $247 thousand due to loan growth, as discussed above. Other noninterest expenses increased by $392 thousand, mostly the result of: a $386 thousand in professional fees, a $305 thousand increase in data processing and communications expense a $113 thousand increase in occupancy expense.

Additionally, fourth quarter 2015 income tax expense increased by $704 thousand to $859 thousand versus the fourth quarter 2014.

The mortgage segment of the Company showed an increase in fourth quarter earnings of $753 thousand as a result of the following items. Mortgage fee income increased by $553 thousand as a result of greater fourth quarter volume in 2015 and gain on derivative increased by $1.2 million. Salaries and benefits increased $425 thousand as a result of increased commission expense due to greater production volume and the addition of lenders in key markets. Additionally, the fourth quarter 2014 was negatively impacted by $706 thousand related to management’s refinement of an accounting estimate related to interest rate lock commitments. In addition, there was an income tax expense increased of $469 thousand due to the larger fourth quarter 2015 earnings versus the prior year.

The insurance segment of the Company showed an earnings increase of $238 thousand in the fourth quarter of 2015 compared to the same period in 2014. The largest portion of this earnings increase was the result of the resolution of legal matters during the fourth quarter 2014 which totaled $250 thousand compared to only $3 thousand in the same period for 2015. In addition, insurance revenues increased $234 thousand and income tax expense increased $143 thousand.

The financial holding company segment of the company showed an earnings decrease of $256 thousand in the fourth quarter of 2015 compared to the same period in 2014. The earnings decrease was primarily related to a $286 thousand decrease in noninterest income, a $123 thousand increase in noninterest expense and an increased income tax benefit of $157 thousand.

Future Outlook

The Company’s net income increased in 2015,  mainly due to a focus on growing the potential of each segment of the business. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2015. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2015, over a twelve month period an immediate 100 basis point increase in interest rates would result in an increase in net interest income by 1.5%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by 3.8%. A 100 basis points decrease in interest rates would result in a decrease in net interest income of 2.0%.  While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The Company’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. The Company manages its exposure to fluctuations in interest rates through policies established by its ALCO. The ALCO meets quarterly and has responsibility for formulating and implementing strategies to improve balance sheet positioning and reviewing interest rate sensitivity.

We have counter-party risk which may arise from the possible inability of the Company’s third-party investors to meet the terms of their forward sales contracts. The Company works with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligation. We monitor the financial condition of these third parties on an annual basis. We do not expect these third parties to fail to meet their obligations.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands except per share data)

December 31, 2015 and 2014

	2015	2014
ASSETS

Cash and cash equivalents:
Cash and due from banks	$14,302	$13,403
Interest bearing balances with banks	14,831	16,674
Total cash and cash equivalents	29,133	30,077
Certificates of deposit with other banks	13,150	11,907
Investment Securities:
Securities available-for-sale	70,256	68,213
Securities held-to-maturity (fair value of $54,470 for 2015 and $55,871 for 2014)	52,859	54,538
Loans held for sale	102,623	69,527
Loans:	1,032,170	798,297
Less: Allowance for loan losses	(8,006)	(6,223)
Net Loans	1,024,164	792,074
Premises and equipment	26,275	25,472
Bank owned life insurance	22,332	21,679
Accrued interest receivable and other assets	25,204	19,193
Goodwill	18,480	17,779

TOTAL ASSETS	$1,384,476	$1,110,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest bearing	$80,423	$67,066
Interest bearing	931,891	756,161
Total deposits	1,012,314	823,227

Accrued interest payable and other liabilities	13,291	10,310
Repurchase agreements	27,437	32,673
FHLB and other borrowings	183,198	101,287
Subordinated debt	33,524	33,524
Total liabilities	1,269,764	1,001,021

STOCKHOLDERS’ EQUITY

Preferred stock, par value $1,000; 20,000 authorized and 9,283 issued in 2015 and 2014, respectively (See Footnote 6)	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized; 8,112,998 and 8,034,362 issued; and 8,061,921 and 7,983,285 outstanding in 2015 and 2014, respectively	8,113	8,034
Additional paid-in capital	74,228	74,342
Retained earnings	20,054	14,454
Accumulated other comprehensive loss	(2,933)	(2,642)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	114,712	109,438

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,384,476	$1,110,459

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Dollars in thousands except per share data)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
INTEREST INCOME
Interest and fees on loans	$40,642	$31,949	$23,727
Interest on deposits with other banks	274	223	200
Interest on investment securities - taxable	958	1,272	1,348
Interest on tax exempt loans and securities	2,226	2,724	2,240
Total interest income	44,100	36,168	27,515

INTEREST EXPENSE
Interest on deposits	6,246	5,563	3,999
Interest on repurchase agreements	83	291	567
Interest on FHLB and other borrowings	692	515	542
Interest on subordinated debt	2,204	1,142	79
Total interest expense	9,225	7,511	5,187

NET INTEREST INCOME	34,875	28,657	22,328
Provision for loan losses	2,493	2,582	2,260
Net interest income after provision for loan losses	32,382	26,075	20,068

NONINTEREST INCOME
Service charges on deposit accounts	646	677	673
Income on bank owned life insurance	653	588	460
Visa debit card and interchange income	987	777	641
Mortgage fee income	29,472	17,557	20,801
Gain on sale of portfolio loans	1,413	1,550	2,218
Insurance and investment services income	5,071	3,851	1,862
Gain on sale of securities	130	413	145
Gain (loss) on derivatives	675	(2)	59
Gain on sale of subsidiary	—	—	626
Other operating income	647	133	83
Total noninterest income	39,694	25,544	27,568

NONINTEREST EXPENSES
Salary and employee benefits	39,676	31,191	27,067
Occupancy expense	3,671	2,949	1,838
Equipment depreciation and maintenance	2,070	1,535	1,257
Data processing and communications	4,115	2,865	2,324
Mortgage processing	3,158	2,514	2,407
Marketing, contributions and sponsorships	1,376	1,163	1,465
Professional fees	3,255	2,545	1,977
Printing, postage and supplies	781	750	788
Insurance, tax and assessment expense	1,530	1,574	847
Travel, entertainment, dues and subscriptions	1,699	1,430	1,244
Other operating expenses	903	1,120	1,419
Total noninterest expense	62,234	49,636	42,633
Income before income taxes	9,842	1,983	5,003
Income tax expense (benefit)	3,026	(96)	983
Net Income	$6,816	$2,079	$4,020
Preferred dividends	575	332	85
Net Income available to common shareholders	$6,241	$1,747	$3,935

Earnings per share - basic	$0.78	$0.22	$0.59
Earnings per share - diluted	$0.76	$0.22	$0.57
Weighted average shares outstanding - basic	8,014,316	7,905,468	6,657,093
Weighted average shares outstanding - diluted	9,977,616	8,102,117	6,939,028

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Net Income	$6,816	$2,079	$4,020

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	202	2,196	(2,714)

Income tax effect	(81)	(878)	1,086

Reclassification adjustment for gain recognized in income	(130)	(413)	(145)

Income tax effect	52	165	58

Change in defined benefit pension plan	(556)	(1,252)	417

Income tax effect	222	501	(168)

Total other comprehensive income (loss)	(291)	319	(1,466)

Comprehensive income	$6,525	$2,398	$2,554

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except per share data)

Years ended December 31, 2015, 2014 and 2013

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance December 31, 2012	$8,500	$2,933	$48,750	$9,945	$(1,495)	$(1,084)	$67,549

Net Income				4,020			4,020
Other comprehensive loss					(1,466)		(1,466)
Cash dividends paid ($0.07 per share)				(537)			(537)
Dividends on preferred stock				(85)			(85)
Stock split		3,853	(3,853)				—
Common stock issuance		866	22,243				23,109
Dividend reinvestment plan proceeds		32	881				913
Stock based compensation			196				196
Stock issuance from acquisition		22	301				323

Balance December 31, 2013	8,500	7,706	68,518	13,343	(2,961)	(1,084)	94,022

Net Income				2,079			2,079
Other comprehensive income					319		319
Cash dividends paid ($0.08 per share)				(636)			(636)
Dividends on preferred stock				(332)			(332)
Preferred stock issuance	7,834						7,834
Common stock issuance		311	5,277				5,588
Dividend reinvestment plan proceeds		11	169				180
Stock based compensation			321				321
Common stock options exercised		6	57				63

Balance December 31, 2014	16,334	8,034	74,342	14,454	(2,642)	(1,084)	109,438

Net Income				6,816			6,816
Other comprehensive loss					(291)		(291)
Cash dividends paid ($0.08 per share)				(641)			(641)
Dividends on preferred stock				(575)			(575)
Stock based compensation			413				413
Common stock options exercised		79	(527)				(448)

Balance December 31, 2015	$16,334	$8,113	74,228	20,054	$(2,933)	$(1,084)	$114,712

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
OPERATING ACTIVITIES
Net Income	$6,816	$2,079	$4,020
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	765	820	1,041
Net amortization of deferred loan fees	203	405	168
Provision for loan losses	2,493	2,582	2,260
Depreciation and amortization	2,908	1,245	936
Stock based compensation	413	321	196
Loans originated for sale	(1,341,965)	(843,233)	(1,023,418)
Proceeds of loans sold	1,338,341	881,323	1,039,688
Mortgage fee income	(29,472)	(17,557)	(20,801)
Gain on sale of securities	(130)	(413)	(145)
Gain on sale of subsidiary	—	-	(626)
Income on bank owned life insurance	(653)	(588)	(460)
Deferred taxes	(395)	(1,082)	494
Other, net	(812)	(779)	(2,199)
Net cash (used in) provided by operating activities	(21,488)	25,123	1,154
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(39,552)	(29,573)	(56,995)
Purchases of investment securities held-to-maturity	(700)	(250)	(21,600)
Maturities/paydowns of investment securities available-for-sale	24,412	8,230	11,269
Maturities/paydowns of investment securities held-to-maturity	1,580	2,000	-
Sales of investment securities available-for-sale	12,912	61,299	15,237
Sales of investment securities held-to-maturity	421	-	-
Purchases of premises and equipment	(2,153)	(9,798)	(6,501)
Net increase in loans	(215,173)	(177,691)	(101,853)
Loans purchased	(1,413)	-	(76,052)
Purchases of restricted bank stock	(24,344)	(13,975)	(12,226)
Redemptions of restricted bank stock	20,972	15,024	8,757
Proceeds from sale of certificates of deposit with banks	248	1,234	-
Purchases of certificates of deposit with banks	(1,491)	(3,714)	-
Proceeds from sale of other real estate owned	1,132	76	278
Proceeds from sale of subsidiary	—	-	725
Branch acquisition, net cash acquired	48,292	-	-
Purchase of bank owned life insurance	—	(5,000)	(5,078)
Net cash used in investing activities	(174,857)	(152,138)	(244,039)
FINANCING ACTIVITIES
Net increase in deposits	120,390	127,416	209,292
Net (decrease) increase in repurchase agreements	(5,236)	(48,905)	11,344
Net change in short-term FHLB borrowings	84,088	(2,199)	15,945
Principal payments on FHLB borrowings	(2,177)	(1,160)	(2,916)
Proceeds from subordinated debt	—	29,400	-
Proceeds from stock offering	—	5,588	23,109
Preferred stock issuance	—	7,834	-
Common stock options exercised	(448)	63	323
Dividend reinvestment plan proceeds	—	180	913
Cash dividends paid on common stock	(641)	(636)	(537)
Cash dividends paid on preferred stock	(575)	(332)	(85)
Net cash provided by financing activities	195,401	117,249	257,388
(Decrease) increase in cash and cash equivalents	(944)	(9,766)	14,503
Cash and cash equivalents at beginning of period	30,077	39,843	25,340
Cash and cash equivalents at end of period	$29,133	$30,077	$39,843

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$174	$346	$472
Cashless stock options exercised	$1,180	$-	$-
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$11,124	$8,953	$5,551
Income taxes	$2,400	$1,729	$863

See Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

The Company was formed on May 29, 2003 and became a bank holding company under the laws of West Virginia on January 1, 2004, and, effective December 19, 2012, became a financial holding company.  The Company features multiple subsidiaries and affiliated businesses, including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary MVB Mortgage and MVB Insurance, LLC (“MVB Insurance”).

The Bank was formed on October 30, 1997 and chartered under the laws of the State of West Virginia. The Bank commenced operations on January 4, 1999.

During the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  MVB Mortgage has twelve mortgage only offices, located in Virginia, within the Washington, DC metropolitan area as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

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

The Company’s primary business activities, through its subsidiaries, are currently community banking, mortgage banking and insurance services.  As a community banking entity, the Bank offers its customers a full range of products through various delivery channels.  Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities.  Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer.  Since the opening date of January 4, 1999, the Bank, has experienced significant growth in assets, loans, and deposits due to strong community and customer support in the Marion County and Harrison County, West Virginia markets, expansion into Monongalia and Kanawha Counties, West Virginia and, most recently, into Fairfax County, Virginia.  With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened up increased market opportunities in the Washington, DC metropolitan region and added enough volume to better diversify the Company’s earnings stream.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

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

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses, derivative instruments, goodwill and deferred tax assets and liabilities.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company’s business activities include four primary segments: commercial and retail banking, mortgage banking, financial holding company and insurance services.

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits.  Interest-earning deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported for loans, deposits and short term borrowing transactions.

Management Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates, such as the allowance for loan losses, are based upon known facts and circumstances.  Estimates are revised by management in the period such facts and circumstances change. Actual results could differ from these estimates.

Loans Held for Sale

Through multiple secondary market investors, MVB Mortgage has the ability to offer customers long-term fixed rate and variable rate mortgage products without holding these instruments in the Bank’s loan portfolio.  MVB Mortgage elected the fair value option and therefore values loans held for sale at fair value. Occasionally the Bank will sell portfolio loans and have them classified as loans held for sale. These loans are recorded at lower of cost or market.

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

A loan that has deteriorated and is in a collection process could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and or the Management Loan Committee ("MLC"), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan approaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest should be charged off when a loan is placed in non-accrual status. Any payments subsequently received should be applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

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

The Company defers loan origination and commitment fees and direct loan origination costs and the net amount is amortized as an adjustment of the related loan’s yield.

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

Derivative Instruments

Interest Rate Lock Commitments and Forward Sales Commitment

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

The fair value of rate lock commitments and forward sales commitments is not readily ascertainable with precision because rate lock commitments and forward sales commitments are not actively traded in stand-alone-markets.  The Company determines the fair value of rate lock commitments and forward sales commitments by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. During the fourth quarter 2014, management refined their calculation of interest rate locks to include the cost to originate loans, which resulted in a one-time expense of $706 thousand. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2015 and 2014, the balance of interest rate lock commitments was $1.6 million and $1.0 million, respectively. At December 31, 2014, the balance of forward sales commitments was $431 thousand. There were no forward sales commitments as of December 31, 2015.

Interest Rate Cap

The Company has entered into a rate protection transaction through SMBC Capital Markets, Inc. covering the period November 26, 2014 through December 1, 2019. The notional amount is $100 million and 3 month Libor is the underlying rate and the strike price is 3%. The 5 year coverage is broken into 20 quarterly caps. The Company’s fixed cost in the interest rate cap was $1.5 million. The credit support provider must maintain a long-term senior unsecured debt rating of A or better by S&P and A2 or better by Moody’s. The interest rate cap agreement is a free-standing derivative and is recorded at fair value on the Company’s consolidated balance sheet.  Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2015 and 2014, the interest rate cap was $437 thousand and $1.4 million, respectively.

Interest Rate Swap

Beginning in 2015, the Company entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients.  The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions.  The interest rate swap agreements are free-standing derivatives and are recorded at fair value on the Company’s consolidated balance sheet.  Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when the Bank sells mortgage loans and retains the servicing on those loans.  On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained.  A valuation is done to determine the MSR’s value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSR’s is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2015 or 2014.  Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing.  Serviced loans are not included in the Consolidated Balance Sheets.  The amortization taken on the servicing asset for the years ended December 31, 2015, 2014 and 2013 was $915 thousand,  $574 thousand and $369 thousand, respectively.  At December 31, 2015 and 2014, total loans serviced for others totaled $334.5  million and $322.9 million, respectively.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed for financial reporting by the straight-line-method based on the estimated useful lives of assets, which range from 7 to 40 years on buildings and leasehold improvements and 3 to 10 years on furniture, fixtures and equipment.

Intangible Assets and Goodwill

Goodwill is reviewed for potential impairment at least annually at the reporting unit level.  In addition to the annual impairment evaluation, the Company evaluates for impairment when events or circumstances indicate that it is more likely than not an impairment loss has occurred.  The Company performs its annual impairment test during the fourth quarter.  The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test discussed below. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Examples of qualitative factors include: economic conditions; industry and market considerations; increases in raw materials, labor, or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy, or customers; and regulatory or political developments.

If, based on its assessment of the qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are not necessary.   If determined to be necessary, a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).  The first step requires the estimation of the reporting unit’s fair value.  If the fair value of the reporting unit exceeds the carrying value, including goodwill, no further testing is required.  If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded, and if so, the amount of such change.

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the Company had goodwill of $18.5 million and $17.8 million, respectively.

Intangible Assets include core deposit intangibles which are amortized over their useful life of ten years using the double-declining balance method.  Net core deposit intangibles are included in accrued interest receivable and other assets on the consolidated balance sheet and totaled $845 thousand and $1 thousand as of December 31, 2015 and 2014, respectively.

Restricted Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2015 and 2014, the Bank holds $8.6 million and $5.2 million, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2015 and 2014 and has reinstituted the dividend.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses.  Any gains or losses on sale are then recorded in other noninterest expense.  At December 31, 2015 and 2014, the Company held other real estate of $239 thousand and $575 thousand.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) represents life insurance on the lives of certain Company employees who have provided positive consent allowing the Company to be the beneficiary of such policies.  These policies are recorded at their cash surrender value, or the amount that can be realized upon surrender of the policy.  Income from these policies is not subject to income taxes and is recorded as noninterest income.

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

Earnings Per Share

The Company determines basic earnings per share by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income less dividends on convertible preferred stock plus interest on convertible subordinated debt by the weighted average number of shares outstanding increased by both the number of shares that would be issued assuming the exercise of stock options under the Company’s 2003 and 2013 Stock Incentive Plans and the conversion of preferred stock and subordinated debt if dilutive.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2015	2014	2013

Numerator for basic earnings per share:
Net Income	$6,816	$2,079	$4,020
Less: Dividends on preferred stock	575	332	85
Net income available to common shareholders	$6,241	$1,747	$3,935

Numerator for diluted earnings per share:
Net Income	$6,816	$2,079	$4,020
Add: Interest on subordinated debt (tax effected)	1,389	—	—
Less: Dividends on preferred stock	575	332	85
Net income available to common shareholders	$7,630	$1,747	$3,935

Denominator:
Total average shares outstanding	8,014,316	7,905,468	6,657,093
Effect of dilutive convertible subordinated debt	1,837,500	—	—
Effect of dilutive stock options	125,800	196,649	281,935
Total diluted average shares outstanding	9,977,616	8,102,117	6,939,028

Earnings Per Share - Basic	$0.78	$0.22	$0.59
Earnings Per Share - Diluted	$0.76	$0.22	$0.57

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

Marketing Costs

Marketing costs are expensed as incurred. Marketing expense was $1.4 million, $1.2 million and $1.5 million for 2015, 2014 and 2013, respectively.

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

Reclassifications

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 financial statement presentation.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments –  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU No. 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU No.2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (ASU 2015-16). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to business combinations.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting”, to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. As such, the adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of the ASU on our consolidated financial statements.

NOTE 2.  INVESTMENT SECURITIES

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2015, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$52,859	$1,699	$(88)	$54,470
Total investment securities held-to-maturity	$52,859	$1,699	$(88)	$54,470

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2014, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

Municipal securities	$54,538	$1,600	$(267)	$55,871
Total investment securities held-to-maturity	$54,538	$1,600	$(267)	$55,871

Amortized cost and fair values of investment securities available-for-sale at December 31, 2015 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U. S. Agency securities	$29,532	$—	$(181)	$29,351
U.S. Sponsored Mortgage-backed securities	34,246	1	(533)	33,714
Municipal securities	1,775	23	—	1,798
Total debt securities	65,553	24	(714)	64,863
Equity and other securities	5,309	95	(11)	5,393
Total investment securities available-for-sale	$70,862	$119	$(725)	$70,256

Amortized cost and fair values of investment securities available-for-sale at December 31, 2014 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value

U. S. Agency securities	$37,926	$73	$(465)	$37,534
U.S. Sponsored Mortgage-backed securities	30,293	58	(419)	29,932
Total debt securities	68,219	131	(884)	67,466
Equity and other securities	670	77	—	747
Total investment securities available-for-sale	$68,889	$208	$(884)	$68,213

The following tables summarize amortized cost and fair values of debt securities by maturity:

	December 31, 2015
	Held to Maturity		Available for sale

	Amortized	Fair	Amortized	Fair
(in thousands)	Cost	Value	Cost	Value

Within one year	$400	$402	$—	$—
After one year, but within five	5,918	6,082	28,466	28,290
After five years, but within ten	14,196	14,513	5,194	5,157
After ten Years	32,345	33,473	31,893	31,416
Total	$52,859	$54,470	$65,553	$64,863

Investment securities with a carrying value of $106.4 million and $118.7 million at December 31, 2015 and 2014, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2015, the details of which are included in the following table.  Although these securities, if sold at December 31, 2015 would result in a pretax loss of $813 thousand, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is not more likely than not the Company would sell any securities at a loss for liquidity purposes.  Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of December 31, 2015, the

Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at December 31, 2015:

(in thousands)	Less than 12 months		12 months or more
Description and		Unrealized		Unrealized
number of positions	Fair Value	Loss	Fair Value	Loss

U.S. Agency securities (9)	$28,351	$(181)	$—	$—
U.S. Sponsored Mortgage-backed securities (19)	20,647	(233)	11,862	(300)
Municipal securities (22)	3,827	(32)	5,559	(56)
Equity and other securities (1)	2,489	(11)	—	—
	$55,314	$(457)	$17,421	$(356)

The following table discloses investments in an unrealized loss position at December 31, 2014:

(in thousands)	Less than 12 months		12 months or more
Description and		Unrealized		Unrealized
number of positions	Fair Value	Loss	Fair Value	Loss

U.S. Agency securities (9)	$996	$(3)	$26,900	$(462)
U.S. Sponsored Mortgage-backed securities (8)	678	(3)	14,824	(416)
Municipal securities (42)	528	(3)	16,489	(264)
	$2,202	$(9)	$58,213	$(1,142)

The Company sold investments available-for-sale of $12.9 million, $61.3 million and $15.2 million in 2015, 2014 and 2013, respectively. These sales resulted in gross gains of $125 thousand,  $553 thousand and $145 thousand and gross losses of $0,  $140 thousand and $0 in 2015, 2014 and 2013, respectively.

During 2015, the Company sold investments held-to-maturity of $421 thousand, resulting in gross gains of $5 thousand. The held-to-maturity investment was sold due to a credit downgrade, indicating significant deterioration of the issuer’s creditworthiness. The Company sold no held-to-maturity investments during 2014 and 2013.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company routinely generates 1-4 family mortgages for sale into the secondary market. During 2015, 2014 and 2013, the Company recognized sales proceeds of $1.3 billion, $881.3 million and $1.0 billion, resulting in mortgage fee income of $29.5 million, $17.6 million and $20.8 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(in thousands)	2015	2014

Commercial and non-residential real estate	$729,319	$560,752
Residential real estate	217,366	174,507
Home equity	68,124	45,935
Consumer	17,361	17,103
Total Loans	1,032,170	798,297

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of December 31, 2015 and 2014, net deferred (fees) and costs of $1.1 million and $1.4 million, respectively, were included in the carrying value of loans.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2015 and 2014 (in thousands):

			Home
	Commercial	Residential	Equity	Consumer	Total
December 31, 2015
Individually evaluated for impairment	$14,177	$1,067	$28	$103	$15,375
Collectively evaluated for impairment	715,142	216,299	68,096	17,258	1,016,795
Total Loans	$729,319	$217,366	$68,124	$17,361	$1,032,170
December 31, 2014
Individually evaluated for impairment	$13,782	$969	$28	$2	$14,781
Collectively evaluated for impairment	546,970	173,538	45,907	17,101	783,516
Total Loans	$560,752	$174,507	$45,935	$17,103	$798,297

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2015 and 2014 (in thousands):

			Impaired
			Loans with
			No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
	Investment	Allowance	Investment	Investment	Balance
December 31, 2015

Commercial
Commercial Business	$574	$4	$3,260	$3,834	$3,834
Commercial Real Estate	7,587	513	—	7,587	7,587
Acquisition & Development	1,800	191	956	2,756	4,131
Total Commercial	9,961	708	4,216	14,177	15,552
Residential	1,045	276	22	1,067	1,067
Home Equity	28	28	—	28	28
Consumer	103	1	—	103	103
Total impaired loans	$11,137	$1,013	$4,238	$15,375	$16,750

December 31, 2014

Commercial
Commercial Business	$—	$—	$3,606	$3,606	$3,606
Commercial Real Estate	1,527	260	5,021	6,548	6,548
Acquisition & Development	273	102	3,355	3,628	4,703
Total Commercial	1,800	362	11,982	13,782	14,857
Residential	969	298	—	969	969
Home Equity	28	28	—	28	28
Consumer	2	2	—	2	2
Total impaired loans	$2,799	$690	$11,982	$14,781	$15,856

Impaired loans have increased slightly during 2015, primarily as the result of four loans. A loan that is dependent upon the condition of the coal industry, which had a balance of $3.6 million as of December 31, 2014, was reduced by principal payments totaling $848 thousand for a year-end recorded investment of $2.8 million. However, this loan was purchased, along with a related, unimpaired loan with a recorded investment of $500 thousand, by a newly formed entity that was spun-off from the original borrower for the purpose of repositioning company assets. The $500 thousand loan was reduced from $1.5 million as the result of a $1 million principal curtailment just prior to the purchase of these two loans. As of December 31, 2015, the Bank held a single impaired loan to the new entity for the combined recorded investment of $3.3 million. In addition, two unrelated acquisition and development loans with a total December 31, 2014 balance of $3.1 million were reduced as the result of a principal curtailment of $268 thousand and a $600 thousand charge-off. These two loans represent a December 31, 2015 recorded investment of $2.2 million. The last of the four loans that had the greatest impact on total recorded investment of impaired loans was a commercial real estate loan with a recorded investment of $1.1 million that was considered impaired in the fourth quarter of 2015. In addition, $8.3 million, or 54%, of the $15.4 million total recorded investment in impaired loans as of December 31, 2015 was concentrated in two unrelated impaired loans. One of these two loans is the $3.3 million loan discussed previously that is dependent on the coal industry. The other of these two loans has a balance of $5.0 million and is a loan to finance commercial real estate property in the Northern Virginia market, which has as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government. This loan was purchased from another financial institution in late 2013 but it is the Bank’s position that the “Loan Sales Agreement” has been breached by the selling institution and legal recourse is being pursued by the Bank.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended (in thousands):

	December 31, 2015			December 31, 2014			December 31, 2013
	Average	Interest	Interest	Average	Interest	Interest	Average	Interest	Interest
	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
	in Impaired	Recognized on	Recognized on	in Impaired	Recognized on	Recognized on	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis	Loans	Accrual Basis	Cash Basis	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Business	$3,153	$156	$114	$301	$14	$61	$—	$—	$—
Commercial Real Estate	6,618	63	61	2,213	149	105	1,878	38	58
Acquisition & Development	2,408	9	10	4,456	112	94	2,360	74	91
Total Commercial	12,179	228	185	6,970	275	260	4,238	112	149
Residential	920	12	13	804	20	20	356	7	6
Home Equity	28	1	1	28	1	1	2	1	—
Consumer	1	—	—	20	1	1	19	1	2
Total	$13,128	$241	$199	$7,822	$297	$282	$4,615	$121	$157

As of December 31, 2015, the Bank held three foreclosed residential real estate properties representing $157 thousand, or 66%, of the total balance of other real estate owned. There are two additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $249 thousand as of December 31, 2015. These loans are included in the table above and have a total of $123 thousand in specific allowance allocated to them.

Bank management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio.  The first six categories are considered not criticized, and are aggregated as “Pass” rated.  The criticized rating categories utilized by management generally follow bank regulatory definitions.  The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Any portion of a loan that has been or is expected to be charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as past due status, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis.  The Credit Department ensures that a review of all commercial relationships of one million dollars or greater is performed annually.

Review of the appropriate risk grade is included in both the internal and external loan review process, and on an ongoing basis.  The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio.  The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis.  Generally, the external consultant reviews larger commercial relationships or criticized relationships.  The Bank’s Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2015 and 2014 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2015

Commercial
Commercial Business	$288,549	$7,949	$3,411	$574	$300,483
Commercial Real Estate	299,560	9,761	8,436	—	317,757
Acquisition & Development	105,585	2,739	1,223	1,532	111,079
Total Commercial	693,694	20,449	13,070	2,106	729,319
Residential	214,184	1,764	1,168	250	217,366
Home Equity	67,645	416	63	—	68,124
Consumer	16,679	311	371	—	17,361
Total Loans	$992,202	$22,940	$14,672	$2,356	$1,032,170

December 31, 2014

Commercial
Commercial Business	$234,547	$618	$3,713	$—	$238,878
Commercial Real Estate	262,215	11,242	7,323	—	280,780
Acquisition & Development	34,391	3,075	1,496	2,132	41,094
Total Commercial	531,153	14,935	12,532	2,132	560,752
Residential	171,395	2,147	965	—	174,507
Home Equity	45,684	223	28	—	45,935
Consumer	16,477	624	2	—	17,103
Total Loans	$764,709	$17,929	$13,527	$2,132	$798,297

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and is in a collection process could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and or the Management Loan Committee ("MLC"), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan approaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest should be charged off when a loan is placed in non-accrual status. Any payments subsequently received should be applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2015 and 2014 (in thousands):

				90
		30-59	60-89	Days +	Total			90+ Days
		Days	Days	Past	Past	Total	Non-	Still
	Current	Past Due	Past Due	Due	Due	Loans	Accrual	Accruing
December 31, 2015
Commercial
Commercial Business	$299,515	$300	$—	$668	$968	$300,483	$687	$—
Commercial Real Estate	307,029	436	4,731	5,561	10,728	317,757	5,020	541
Acquisition & Development	107,607	678	—	2,794	3,472	111,079	2,488	307
Total Commercial	714,151	1,414	4,731	9,023	15,168	729,319	8,195	848
Residential	214,326	1,838	576	626	3,040	217,366	803	—
Home Equity	67,908	23	193	—	216	68,124	36	—
Consumer	16,921	48	21	371	440	17,361	371	—
Total	$1,013,306	$3,323	$5,521	$10,020	$18,864	$1,032,170	$9,405	$848

December 31, 2014
Commercial
Commercial Business	$233,464	$3,738	$1,500	$176	$5,414	$238,878	$107	$69
Commercial Real Estate	270,600	234	4,925	5,021	10,180	280,780	—	5,021
Acquisition & Development	37,739	—	—	3,355	3,355	41,094	3,355	—
Total Commercial	541,803	3,972	6,425	8,552	18,949	560,752	3,462	5,090
Residential	167,392	4,478	2,126	511	7,115	174,507	487	216
Home Equity	45,815	120	—	—	120	45,935	—	—
Consumer	16,692	411	—	—	411	17,103	—	—
Total	$771,702	$8,981	$8,551	$9,063	$26,595	$798,297	$3,949	$5,306

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

Interest income on loans would have increased by approximately $639 thousand,  $221 thousand and $47 thousand for 2015, 2014 and 2013, respectively, if loans had performed in accordance with their terms.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the off-balance sheet liability related to these loans. The off-balance sheet liability was $224 thousand and $56 thousand respectively as of December 31, 2015 and 2014.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015 and 2014.  Activity in the allowance is presented for the periods indicated (in thousands):

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance at December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(708)	(28)	(5)	(6)	(747)
Recoveries	20	2	4	11	37
Provision	2,391	159	25	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Individually evaluated for impairment	$708	$276	$28	$1	$1,013
Collectively evaluated for impairment	$5,358	$819	$687	$129	$6,993

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance at December 31, 2013	$3,609	$519	$554	$253	$4,935
Charge-offs	(1,110)	(130)	—	(68)	(1,308)
Recoveries	7	—	3	4	14
Provision	1,857	573	134	18	2,582
ALL balance at December 31, 2014	$4,363	$962	$691	$207	$6,223
Individually evaluated for impairment	$362	$298	$28	$2	$690
Collectively evaluated for impairment	$4,001	$664	$663	$205	$5,533

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance at December 31, 2012	$3,107	$514	$242	$213	$4,076
Charge-offs	(1,458)	(38)	—	(33)	(1,529)
Recoveries	57	60	10	1	128
Provision	1,903	(17)	302	72	2,260
ALL balance at December 31, 2013	$3,609	$519	$554	$253	$4,935
Individually evaluated for impairment	$1,243	$175	$28	$12	$1,458
Collectively evaluated for impairment	$2,366	$344	$526	$241	$3,477

During December 2013 the Bank purchased $74.3 million in performing commercial real estate secured loans in the northern Virginia area. At the time of acquisition, none of these loans were considered impaired. They were acquired at a premium of roughly 1.024 or $1.8 million, which is being amortized in accordance with ASC 310-20. These loans, with the exception of one, are collectively evaluated for impairment under ASC 450. The loans continue to be individually monitored for payoff activity, and any necessary adjustments to the premium are made accordingly. The loan that has been individually evaluated for impairment is discussed previously in the discussion of impaired loans.

At December 31, 2015 and 2014, these balances totaled $46.8 million and $51.3 million, respectively. Of the $27.5 million decrease, MVB refinanced $15.1 million and sold a participation totaling $2.9 million. The weighted average yield on the remaining portfolio is 5.02%.

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At December 31, 2015 and 2014, the Bank had specific reserve allocations for TDR’s of $672 thousand and $582 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $9.3 million and $9.4 million as of December 31, 2015 and December 31, 2014, respectively. $2.5 million and $3.4 million, respectively, represent three loans to two borrowers that have defaulted under the restructured terms. All three loans are acquisition and development loans that were considered restructured due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2015 and December 31, 2014.

The following table presents details related to loans identified as Troubled Debt Restructurings during the years ended December 31, 2015 and 2014.

	New TDR's (1)
	December 31, 2015			December 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial
Commercial Business	—	$—	$—	1	$3,606	$3,606
Commercial Real Estate	1	1,076	1,076	1	496	300
Acquisition and Development	—	—	—	—	—	—
Total Commercial	1	1,076	1,076	2	4,102	3,906
Residential Real Estate	1	90	90	1	389	382
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$1,166	$1,166	3	$4,491	$4,288

(1)	The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 4.  PREMISES AND EQUIPMENT

Premises and equipment at December 31, were as follows:

(in thousands)	2015	2014

Land	$3,965	$3,006
Buildings and improvements	16,389	14,351
Furniture, fixtures and equipment	10,980	9,126
Construction in progress	1,375	3,669
Leasehold improvements	1,678	1,734
	34,387	31,886
Accumulated depreciation	(8,112)	(6,414)
Net premises and equipment	$26,275	$25,472

During 2014, the Bank completed construction of a new facility in Kanawha County, West Virginia and a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia. No construction projects took place during 2015.

Depreciation expense amounted to $2.0 million,  $1.2 million and $1.0 million for 2015, 2014 and 2013, respectively.

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(in thousands)	2015	2014

Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$80,423	$67,066
Interest bearing demand	473,459	431,896
Savings and money markets	128,622	87,715
Time deposits including CDs and IRAs	329,810	236,550
Total deposits	$1,012,314	$823,227

Time deposits that meet or exceed the FDIC insurance limit	$21,690	$23,257

Maturities of time deposits at December 31, 2015 were as follows (in thousands):

2016	$241,671
2017	19,779
2018	12,750
2019	22,466
2020	33,144
Total	$329,810

NOTE 6. BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania.  The remaining maximum borrowing capacity with the FHLB at December 31, 2015 was approximately $221.8 million.  At December 31, 2015 and 2014 the Bank had borrowed $183.2 million and $101.3 million.

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $179.9 million at December 31, 2015, compared to $95.8 million at year-end 2014.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2015	2014	2013

Balance at end of year	$179,917	$95,829	$98,028
Average balance during the year	121,425	76,185	55,686
Maximum month-end balance	179,917	120,229	98,028
Weighted-average rate during the year	0.34%	0.27%	0.25%
Weighted-average rate at December 31	0.44%	0.32%	0.25%

Repurchase agreements

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

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected at the amount of cash received in connection with the transaction and included in Securities sold under agreements to repurchase on the consolidated balance sheets.  The primary risk with our repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

All of the Company’s repurchase agreements were overnight agreements at December 31, 2015 and December 31, 2014.  These borrowings were collateralized with investment securities with a carrying value of $28.3 million and $33.7 million at December 31, 2015 and December 31, 2014, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities.  Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $27.4 million at December 31, 2015, compared to $32.7 million in 2014.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2015	2014	2013

Balance at end of year	$27,437	$32,673	$81,578
Average balance during the year	26,884	55,731	80,166
Maximum month-end balance	32,470	83,781	81,578
Weighted-average rate during the year	0.31%	0.52%	0.71%
Weighted-average rate at December 31	0.30%	0.35%	0.65%

Long-term notes from the FHLB as of December 31 were as follows:

(Dollars in thousands)	2015	2014
Fixed interest rate notes, originating between April 2002 and December 2007, due between July 2016 and April 2022, interest of between 4.50% and 5.90% payable monthly	$2,461	$4,618

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	820	840

	$3,281	$5,458

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2015	2014	2013

Balance at end of year	$33,524	$33,524	$4,124
Average balance during the year	33,524	19,361	4,124
Maximum month-end balance	33,524	33,524	4,124
Weighted-average rate during the year	6.55%	6.01%	1.92%
Weighted-average rate at December 31	6.57%	6.53%	1.94%

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

On June 30, 2014, the Company issued its Convertible Subordinated Promissory Notes Due 2024 (the “Notes”) to various investors in the aggregate principal amount of $29,400,000.  The Notes were issued in $100,000 increments per Note subject to a minimum investment of $1,000,000.  The Notes expire 10 years after the initial issuance date of the Notes (the “Maturity Date”).

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

The Company reflects subordinated debt in the amount of $33.5 million and $33.5 million as of December 31, 2015 and December 31, 2014 and interest expense of $2.2 million, $1.1 million and $79 thousand for the years ended December 31, 2015, 2014 and 2013.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2016	180,011
2017	615
2018	81
2019	85
2020	90
Thereafter	35,840
$216,722

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

Total contractual amounts of the commitments as of December 31 were as follows:

(in thousands)	2015	2014

Available on lines of credit	$252,543	$142,209
Stand-by letters of credit	7,793	4,748
Other loan commitments	1,568	993
	$261,904	$147,950

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $17.0 million and $16.8 million on December 31, 2015 and 2014, respectively.

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

The provisions for income taxes for the years ended December 31, were as follows:

(in thousands)	2015	2014	2013
Current:
Federal	$2,830	$862	$216
State	591	124	273
	$3,421	$986	$489

Deferred expense (benefit)
Federal	$(371)	$(1,017)	$464
State	(24)	(65)	30
	(395)	(1,082)	494
Income tax expense (benefit)	$3,026	$(96)	$983

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2015		2014		2013
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Tax at Federal tax rate	$3,346	34%	$674	34%	$1,701	34%
Tax effect of:
State income tax	246	2.5%	50	2.5%	125	2.5%
Tax exempt earnings	(566)	(5.8)%	(820)	(41.3)%	(839)	(16.8)%
Other	—	0%	—	0%	(4)	0%
	$3,026	30.7%	$(96)	(4.8)%	$983	19.7%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax assets and (liabilities) were comprised of the following at December 31 (in thousands):

	2015	2014

Allowance for loan losses	$2,904	$2,292
Minimum pension liability	1,713	1,491
Unrealized gain on securities available-for-sale	242	271
Gross deferred tax assets	4,859	4,054

Depreciation	(883)	(705)
Pension	(43)	(10)
Goodwill	(452)	(446)
Gross deferred tax liabilities	(1,378)	(1,161)

Net deferred tax asset	$3,481	$2,893

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2011 have been closed for purposes of examination by the federal and state taxing jurisdictions.

NOTE 9.  RELATED PARTY TRANSACTIONS

The Company has granted loans to officers and directors of the Company and to their associates as well as loans to related companies.  These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability.  Set forth below is a summary of the related loan activity.

	Balance at				Balance
	Beginning				at end
(in thousands)	of Year	Borrowings	Retirement	Repayments	of Year

December 31, 2015	$39,083	$357,230	$—	$(353,473)	$42,840

December 31, 2014	$18,090	$198,495	$(514)	$(176,988)	$39,083

The Company held related party deposits of $16.9 million and $29.4 million at December 31, 2015 and December 31, 2014, respectively.

The Company held no related party repurchase agreements at December 31, 2015 and December 31, 2014.

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

The plan freeze has lowered the pension cost in each of the last 2 years. Pension expense was $256 thousand,  $469    thousand and $815 thousand in 2015, 2014 and 2013, respectively.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2015 and 2014 is as follows:

(in thousands)	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$8,173	$6,492
Service cost	—	346
Interest cost	315	306
Actuarial loss	276	2,194
Assumption changes	97	1,270
Curtailment impact	—	(2,299)
Benefits paid	(199)	(136)
Benefit obligation at end of year	$8,662	$8,173

Change in plan assets:
Fair value of plan assets at beginning of year	$4,471	$4,071
Actual return on plan assets	(124)	96
Employer contribution	338	440
Benefits paid	(199)	(136)
Fair value of plan assets at end of year	$4,486	$4,471

Funded status	$(4,176)	$(3,702)
Unrecognized net actuarial loss	4,283	3,727
Unrecognized prior service cost	—	—
Prepaid pension cost recognized	$107	$25

Accumulated benefit obligation	$8,662	$8,173

At December 31, 2015, 2014 and 2013, the weighted average assumptions used to determine the benefit obligation are as follows:

	2015		2014		2013
Discount rate	4.30%		3.90%		4.86%
Rate of compensation increase	n/a	%	n/a	%	3.00%

The components of net periodic pension cost are as follows (in thousands):

	2015	2014	2013
Service cost	$—	$346	$651
Interest cost	315	306	247
Expected return on plan assets	(316)	(319)	(271)
Amortization of prior service costs	—	—	2
Amortization of net actuarial loss	257	136	186
Net periodic pension cost	$256	$469	$815

For the years December 31, 2015, 2014 and 2013, the weighted average assumptions used to determine net periodic pension cost are as follows:

	2015	2014	2013
Discount rate	3.90%	4.86%	4.31%
Expected long-term rate of return on plan assets	6.75%	7.50%	7.46%
Rate of compensation increase	n/a %	n/a %	3.00%

The Company’s pension plan asset allocations at December 31, 2015 and 2014, as well as target allocations for 2015 are as follows:

	12/31/2015	12/31/2014
Plan Assets
Cash	10%	9%
Fixed income	20%	27%
Alternative investments	19%	15%
Domestic equities	32%	32%
Foreign equities	19%	16%
Real estate investment trusts	—%	1%
Total	100%	100%

The estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $236 thousand.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2015.

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$449	$—	—	449
Fixed income	897	—	—	897
Alternative investments	—	—	852	852
Domestic equities	1,436	—	—	1,436
Foreign equities	852	—	—	852
Real estate investment trusts	—	—	—	—

Total assets at fair value	$3,634	$—	$852	$4,486

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 - Fair Value Measurements, the Plan’s assets at fair value as of December 31, 2014.

(in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$402	$—	—	402
Fixed income	1,207	—	—	1,207
Alternative investments	—	671	—	671
Domestic equities	1,431	—	—	1,431
Foreign equities	715	—	—	715
Real estate investment trusts	45	—	—	45

Total assets at fair value	$3,800	$671	$—	$4,471

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

(in thousands)	Cash Flow

Contributions for the period of 01/01/16 through 12/31/16	$182
Estimated future benefit payments reflecting expected future service

2016	$219
2017	$247
2018	$253
2019	$274
2020	$290
2021 through 2025	$1,898

NOTE 11.  GOODWILL AND OTHER INTANGIBLE ASSETS

The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented:

		Core Deposit Intangible
			Accumulated
(in thousands)	Goodwill	Gross	Amortization	Net

Balance at January 1, 2015	$17,779	$128	$(127)	$1

Goodwill and core deposit intangible resulting from branch acquisition	701	878	—	878
Amortization expense	—	—	(34)	(34)
Balance at December 31, 2015	$18,480	$1,006	$(161)	$845

Balance at January 1, 2014	$17,779	$128	$(123)	$5
Amortization expense	—	—	(4)	(4)
Balance at December 31, 2014	$17,779	$128	$(127)	$1

Balance at January 1, 2013	$17,779	$128	$(116)	$12
Amortization expense	—	—	(7)	(7)
Balance at December 31, 2013	$17,779	$128	$(123)	$5

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The value of the acquired core deposit relationships was determined using the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The core deposit intangibles are being amortized over a ten-year period using an accelerated method. Goodwill in the amount of $701 thousand and core deposit intangibles in the amount of $878 thousand resulted from the branch acquisitions as discussed in Note 22 of the consolidated financial statements.

The table below presents estimated amortization expense for the Company’s other intangible assets (in thousands):

2016	$100
2017	98
2018	96
2019	93
2020	90
Thereafter	368
$845

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2015 and 2014.  The Company has not identified any triggering events since the impairment evaluation that would indicate potential impairment.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

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

NOTE 13.  STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan (‘the Plan”) provides for the issuance of stock options to selected employees.  Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. For options granted in 2005 the vesting period has been accelerated to fully vest at December 31, 2005.  These options also expire 10 years from the date of the grant.  With the exception of 22,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of grant, all options granted vest in 5 years and expire 10 years from the date of the grant. As of December 31, 2015, the Plan had 2.2 million shares authorized and 765,325 shares remaining available for issuance.

Total compensation expense recorded on stock options during 2015, 2014 and 2013 was $413 thousand,  $321 thousand and $196 thousand, respectively. Proceeds from stock options exercised were $(448) thousand,  $63 thousand and  $323 thousand during 2015, 2014 and 2013 respectively. During 2015, certain options were exercised in cashless transactions. Shares were forfeited related to tax withholdings. The Company paid tax authorities amounts due resulting in a net cash outflow.

The following summarizes MVB’s stock options as of and for the year ended December 31, 2015, and the changes for the year then ended:

2015	2014
Weighted-	Weighted-

	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,355,905	$13.15	1,091,410	$12.21
Granted	45,500	14.80	288,495	14.80
Exercised	(204,670)	7.31	(6,400)	7.31
Forfeited/expired	(6,440)	13.33	(17,600)	13.33

Outstanding at end of year	1,190,295	$13.15	1,355,905	$13.15

Exercisable at end of year	562,499	$11.82	543,870	$11.82

Weighted-average fair value of options granted during 2015		$2.72
Weighted-average fair value of options granted during 2014		$3.05
Weighted-average fair value of options granted during 2013		$1.71

The intrinsic value of options exercised during 2015, 2014 and 2013 was $1.6 million,  $37 thousand and $413 thousand, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 2.16%,  2.65% and 2.08% for 2015, 2014 and 2013 and a weighted average expected life of the options of 7 years for all three years.  The expected volatility of MVB’s stock price used for 2015 options was 13.90%, while for the 2014 options it was 10.23% and 2013 options it was 6.70%.  The expected dividend yield used was 0.51% for both 2015 and 2014 and 0.50% for 2013.

The following summarizes information related to the total outstanding and exercisable options at December 31, 2015:

Options Outstanding				Options Exercisable
	Weighted-		Weighted-		Weighted-		Weighted-
	Average		Average		Average		Average
Total	Exercise	Intrinsic	Remaining	Total	Exercise	Intrinsic	Remaining
Options	Price	Value	Life	Options	Price	Value	Life

1,190,295	$13.15	(55,773)	6.96	562,499	$11.82	720,259	6.07

NOTE 14.  REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Capital adequacy guidelines have recently changed as a result of the Dodd-Frank Act and a separate, international capital initiative known as “Basel III.” Regulators have issued rules implementing these requirements (“Revised Capital

Rules”). Among other things, the Revised Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most banking organizations, including MVB Financial Corp and the Bank, were required to begin complying with these new requirements on January 1, 2015.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier I capital and Tier I common equity to risk-weighted assets, and of Tier I capital to average assets, as defined.  As of December 31, 2015 and 2014, the Company meets all capital adequacy requirements to which it is subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Tier 1 common equity risk-based and Tier I leverage ratios as set forth in the table below.   Both the Company’s and the Bank’s actual capital amounts and ratios are presented in the table below.

					MINIMUM
			MINIMUM		FOR CAPITAL
			TO BE WELL		ADEQUACY
	ACTUAL		CAPITALIZED		PURPOSES
(Dollars in thousands)	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO

As of December 31, 2015
Total Capital (to risk-weighted assets)
Consolidated	$140,376	13.0%	N/A	N/A	$86,357	8.0%
Subsidiary Bank	$132,013	12.3%	$107,518	10.0%	$86,014	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$102,952	9.5%	N/A	N/A	$64,768	6.0%
Subsidiary Bank	$123,989	11.5%	$86,014	8.0%	$64,511	6.0%

Common Equity Tier I Capital (to risk-weighted assets)
Consolidated	$82,494	7.6%	N/A	N/A	$48,576	4.5%
Subsidiary Bank	$123,989	11.5%	$69,887	6.5%	$48,383	4.5%

Tier I Capital (to average assets)
Consolidated	$102,952	7.8%	N/A	N/A	$53,023	4.0%
Subsidiary Bank	$123,989	9.5%	$65,238	5.0%	$52,191	4.0%

As of December 31, 2014
Total Capital (to risk-weighted assets)
Consolidated	$133,780	16.4%	N/A	N/A	$65,249	8.0%
Subsidiary Bank	$124,725	15.4%	$81,125	10.0%	$64,900	8.0%

Tier I Capital (to risk-weighted assets)
Consolidated	$98,158	12.0%	N/A	N/A	$32,625	4.0%
Subsidiary Bank	$118,503	14.6%	$48,675	6.0%	$32,450	4.0%

Tier I Capital (to average assets)
Consolidated	$98,158	9.0%	N/A	N/A	$41,480	4.0%
Subsidiary Bank	$118,503	10.8%	$54,682	5.0%	$43,746	4.0%

NOTE 15.  REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16.  LEASES

The Company leases land and building space for the operation of some banking offices.  All such leases qualify as operating leases.  Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

(in thousands)
Years ended December 31:
2016	$1,871
2017	1,156
2018	719
2019	244
2020	231
Thereafter	347
Total minimum payments required:	$4,568

Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.8 million,  $1.7 million and $1.0 million, respectively.

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

Deposits:  The fair values of demand deposits (i.e., noninterest bearing checking, NOW and money market), savings accounts and other variable rate deposits approximate their carrying values.  Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities.  Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

Forward Sales Commitments: Forward sales commitments are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks and manage expected funding percentages. These instruments are considered derivatives and are recorded at fair value, based on (i) committed sales prices to investors for commitments to sell mortgage loans or (ii) observable market data inputs for commitments to sell mortgage backed securities.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at

			Quoted
			Prices
			in Active	Significant
			Markets for	Other	Significant
		Estimated	Identical	Observable	Unobservable
	Carrying	Fair	Assets	Inputs	Inputs
December 31, 2015	Value	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$29,133	$29,133	$29,133	$—	$—
Certificates of deposits with other banks	13,150	13,270	—	13,270	—
Securities available-for-sale	70,256	70,256	—	70,256	—
Securities held-to-maturity	52,859	54,470	—	54,470	—
Loans held for sale	102,623	102,623	—	102,623	—
Loans, net	1,024,164	1,034,832	—	—	1,034,832
Mortgage servicing rights	956	956	—	—	956
Interest rate lock commitment	1,583	1,583	—	—	1,583
Interest rate swap	405	405	—	405	—
Interest rate cap	437	437	—	437	—
Accrued interest receivable	3,356	3,356	—	723	2,633

Financial liabilities:
Deposits	$1,012,314	$1,015,521	$—	$1,015,521	$—
Repurchase agreements	27,437	27,437	—	27,437	—
FHLB and other borrowings	183,198	183,211	—	183,211	—
Interest rate swap	405	405	—	405	—
Accrued interest payable	474	474	—	474	—
Subordinated debt	33,524	32,172	—	32,172	—

December 31, 2014
Financial assets:
Cash and cash equivalents	$30,077	$30,077	$30,077	$—	$—
Certificates of deposits with other banks	11,907	12,035	—	12,035	—
Securities available-for-sale	68,213	68,213	—	68,213
Securities held-to-maturity	54,538	55,871	—	55,871	—
Loans held for sale	69,527	69,527		69,527
Loans, net	792,074	803,036	—	—	803,036
Mortgage servicing rights	1,423	1,423			1,423
Interest rate lock commitment	1,020	1,020	—	—	1,020
Interest rate cap	1,423	1,423	—	1,423	—
Accrued interest receivable	2,387	2,387	—	728	1,659

Financial liabilities:
Deposits	$823,227	$824,078	$—	$824,078	$—
Repurchase agreements	32,673	32,673	—	32,673	—
FHLB and other borrowings	101,287	101,338	—	101,338	—
Forward sales commitments	431	431	—	431	—
Accrued interest payable	376	376	—	376	—
Subordinated debt	33,524	31,172	—	31,172	—

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2015 and 2014 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$29,351	$—	$29,351
U.S. Sponsored Mortgage backed securities	—	33,714	—	33,714
Municipal securities	—	1,798	—	1,798
Equity and other securities	—	5,393	—	5,393
Loans held for sale	—	102,623	—	102,623
Interest rate lock commitment	—	—	1,583	1,583
Interest rate swap	—	405	—	405
Interest rate cap	—	437	—	437
Liabilities:
Interest rate swap	—	405	—	405

	December 31, 2014
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Agency Securities	$—	$37,534	$—	$37,534
U.S. Sponsored Mortgage backed Securities	—	29,932	—	29,932
Equity and Other Securities	—	747	—	747
Loans held for sale	—	69,527	—	69,527
Interest rate lock commitment	—	—	1,020	1,020
Interest rate cap	—	1,423	—	1,423
Liabilities:
Forward sales commitments	—	431	—	431

The following table represents recurring level III assets:

Interest Rate Lock Commitments	December 31, 2015	December 31, 2014
(in thousands)
Balance, beginning of period	$1,020	$1,081

Realized and unrealized gains (loss) included in earnings	563	(61)

Balance, end of period	$1,583	$1,020

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2015 and 2014 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are included in the table below (in thousands):

	December 31, 2015
	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$14,362	$14,362
Other real estate owned	—	—	239	239

	December 31, 2014
	Level I	Level II	Level III	Total

Impaired loans	$—	$—	$14,091	$14,091
Other real estate owned	—	—	575	575

The following tables presents quantitative information about the Level 3 significant unobservable inputs for assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 and 2014.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation	Unobservable
December 31, 2015	Fair Value	Technique	Input	Range

Impaired loans	$14,362	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 62%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$239	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$956	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)		Valuation	Unobservable
December 31, 2014	Fair Value	Technique	Input	Range

Impaired loans	$14,091	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$575	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

Mortgage servicing rights	$1,417	Discounted cash flows	Constant prepayment rate	12%
			Cost of service	0.25%
			Discount rate	12%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 19. COMPREHENSIVE INCOME

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31 (in thousands):

	2015	2014	2013
	Amount	Amount	Amount
	Reclassified	Reclassified	Reclassified	Affected line item in the Statement where net
Details about AOCI Components	from AOCI	from AOCI	from AOCI	income is presented

Available-for-sale securities
Unrealized holding gains	$130	$413	$145	Gain on sale of securities
	130	413	145	Total before tax
	(52)	(165)	(58)	Income tax expense
	78	248	87	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(257)	(136)	(186)	Salaries and benefits
	(257)	(136)	(186)	Total before tax
	103	54	74	Income tax expense
	(154)	(82)	(112)	Net of tax

Total reclassifications	$(76)	$166	$(25)

	Unrealized
	gains (losses)
	on available-	Defined benefit
	for-sale	pension plan
(in thousands)	securities	items	Total

Balance at January 1, 2015	$(406)	$(2,236)	$(2,642)
Other comprehensive loss before reclassification	121	(488)	(367)
Amounts reclassified from AOCI	(78)	154	76
Net current period OCI	43	(334)	(291)
Balance at December 31, 2015	$(363)	$(2,570)	$(2,933)

Balance at January 1, 2014	$(1,476)	$(1,485)	$(2,961)
Other comprehensive loss before reclassification	1,318	(833)	485
Amounts reclassified from AOCI	(248)	82	(166)
Net current period OCI	1,070	(751)	319
Balance at December 31, 2014	$(406)	$(2,236)	$(2,642)

NOTE 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to the parent company’s condensed balance sheets at December 31, 2015 and 2014, and the related condensed statements of income and cash flows for the years ended December 31, 2015, 2014 and 2013 are presented below:

	December 31
(in thousands)	2015	2014
Condensed Balance Sheets
Assets
Cash	$3,440	$5,528
Investment in subsidiaries	145,114	138,399
Other assets	2,887	2,210
Total assets	$151,441	$146,137

Liabilities and stockholders’ equity
Other liabilities	$272	$533
Long-term debt	33,524	33,524
Total liabilities	33,796	34,057

Total stockholders’ equity	117,645	112,080
Total liabilities and stockholders’ equity	$151,441	$146,137

	Year ended December 31,
(in thousands)	2015	2014	2013
Condensed Statements of Income
Income - dividends from bank subsidiary	$7,744	$3,112	$2,666
Expenses - operating	8,988	2,972	499
Income (loss) before income taxes and undistributed earnings	(1,244)	140	2,167
Income tax (benefit)	(1,597)	(992)	(190)
Income after tax	353	1,132	2,357
Equity in undistributed income earnings of subsidiaries	6,463	947	1,663
Net income	$6,816	$2,079	$4,020

Preferred dividends	$575	$332	$85
Net income available to common shareholders’	$6,241	$1,747	$3,935

(in thousands)	2015	2014	2013
Condensed Statements of Cash Flows
OPERATING ACTIVITIES
Net income	$6,816	$2,079	$4,020
Equity in undistributed earnings of subsidiaries	(6,463)	(947)	(1,663)
(Decrease) increase in other assets	(529)	(1,778)	340
(Increase) decrease in other liabilities	(261)	436	57
Stock option expense	413	321	196

Net cash (used in) provided by operating activities	(24)	111	2,950

INVESTING ACTIVITIES
Investment in subsidiary	(400)	(37,042)	(26,469)

Net cash used in investing activities	(400)	(37,042)	(26,469)

FINANCING ACTIVITIES
Proceeds of stock offering	—	5,588	23,109
Dividend reinvestment plan	—	180	913
Proceeds from subordinated debt	—	29,400	—
Preferred stock issuance	—	7,834	—
Common stock options exercised	(448)	63	323
Cash dividends paid on common stock	(641)	(636)	(537)
Cash dividends paid on preferred stock	(575)	(332)	(85)

Net cash (used in) provided by financing activities	(1,664)	42,097	23,723

(Decrease) increase in cash	(2,088)	5,166	204

Cash at beginning of period	5,528	362	158

Cash at end of period	$3,440	$5,528	$362

NOTE 21. SEGMENT REPORTING

The Company has identified four reportable segments: commercial and retail banking; mortgage banking; financial holding company; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years end December 31, are as follows:

	2015
	Commercial
	&		Financial
	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$40,524	$3,882	$2	$—	$(308)	$44,100
Mortgage fee income	7	30,560	—	—	(1,095)	29,472
Insurance and investment services income	338	—	—	4,733	—	5,071
Other income	3,721	1,673	4,331	6	(4,580)	5,151
Total operating income	44,590	36,115	4,333	4,739	(5,983)	83,794
Expenses:
Interest expense	6,776	1,647	2,204	—	(1,402)	9,225
Salaries and employee benefits	11,049	20,774	4,250	3,603	—	39,676
Provision for loan losses	2,493	—	—	—	—	2,493
Other expense	16,132	7,471	2,534	1,002	(4,581)	22,558
Total operating expenses	36,450	29,892	8,988	4,605	(5,983)	73,952
Income (loss) before income taxes	8,140	6,223	(4,655)	134	—	9,842
Income tax expense (benefit)	2,176	2,394	(1,597)	53	—	3,026
Net income (loss)	5,964	3,829	(3,058)	81	—	6,816
Preferred stock dividends	—	—	575	—	—	575
Net income (loss) available to common shareholders	$5,964	$3,829	$(3,633)	$81	$—	$6,241

Capital expenditures for the year ended December 31, 2015	$1,174	$354	$616	$9	$—	$2,153
Total assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

	2014
	Commercial
	&		Financial
	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$33,175	$2,645	$2	$—	$346	$36,168
Mortgage fee income	64	18,691	—	—	(1,198)	17,557
Insurance and investment services income	328	—	—	3,523	—	3,851
Other income	4,458	(2)	4,357	—	(4,676)	4,137
Total operating income	38,025	21,334	4,359	3,523	(5,528)	61,713
Expenses:
Interest expense	5,663	1,063	1,703	—	(918)	7,511
Salaries and employee benefits	9,629	14,487	3,658	3,417	—	31,191
Provision for loan losses	2,582	—	—	—	—	2,582
Other expense	13,994	5,990	1,970	1,102	(4,610)	18,446
Total operating expenses	31,868	21,540	7,331	4,519	(5,528)	59,730
Income (loss) before income taxes	6,157	(206)	(2,972)	(996)	—	1,983
Income tax expense (benefit)	1,326	(57)	(993)	(372)	—	(96)
Net income (loss)	4,831	(149)	(1,979)	(624)	—	2,079
Preferred stock dividends	—	—	332	—	—	332
Net income (loss) available to common shareholders	$4,831	$(149)	$(2,311)	$(624)	$—	$1,747

Capital expenditures for the year ended December 31, 2014	$9,072	$333	$40	$353	$—	$9,798
Total assets as of December 31, 2014	1,048,101	101,791	146,137	4,031	(189,601)	1,110,459
Goodwill as of December 31, 2014	897	16,882	—	—	—	17,779

	2013
	Commercial
	&		Financial
	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$25,334	$1,764	$2	$—	$415	$27,515
Mortgage fee income	2,172	19,044	—	—	(415)	20,801
Insurance and investment services income	140	—	—	1,722	—	1,862
Other income	4,200	1,351	—	—	(646)	4,905
Total operating income	31,846	22,159	2	1,722	(646)	55,083
Expenses:
Interest expense	4,958	796	79	—	(646)	5,187
Salaries and employee benefits	12,245	13,017	196	1,609	—	27,067
Provision for loan losses	2,260	—	—	—	—	2,260
Other expense	9,624	5,081	227	634	—	15,566
Total operating expenses	29,087	18,894	502	2,243	(646)	50,080
Income (loss) before income taxes	2,759	3,265	(500)	(521)	—	5,003
Income tax expense (benefit)	195	1,240	(190)	(262)	—	983
Net income (loss)	2,564	2,025	(310)	(259)	—	4,020
Preferred stock dividends	—	—	85	—	—	85
Net income (loss) available to common shareholders	$2,564	$2,025	$(395)	$(259)	$—	$3,935

Capital expenditures for the year ended December 31, 2013	$5,613	$489	$—	$399	$—	$6,501
Total assets as of December 31, 2013	924,328	92,290	99,730	3,012	(132,300)	987,060
Goodwill as of December 31, 2013	897	16,882	—	—	—	17,779

Commercial & Retail Banking

For the year ended December 31, 2015, the Commercial & Retail Banking segment earned $6.0 million compared to $4.8 million in 2014. Net interest income increased by $6.2 million,  primarily the result of average loan balances increasing by $207.8 million. Noninterest income decreased by $784 thousand, mainly the result of the following: $1.0 million decrease in gain of derivative,  $282 thousand decrease in gain on sale of securities and $138 thousand decrease in gain on sale of portfolio loans and offset by a $441 thousand increase in other operating income, $382 thousand of which related to commercial swap fees and a $209 thousand increase in visa debit card and interchange income.  Noninterest expense increased by $3.6 million, primarily the result of the following: $1.4 million increase in salaries expense, $995 thousand increase in occupancy and equipment expense, $1.2 million increase in data processing expense, and $650 thousand increase in professional fees.

Mortgage Banking

For the year ended December 31, 2015, the Mortgage Banking segment earned $3.8 million compared to a loss of $149 thousand in 2014. Net interest income increased $653 thousand, noninterest income increased by $13.5 million and noninterest expense increased by $7.8 million. The $4.0 million earnings increase is primarily due to a 47.5% increase in origination volume, which led to an $11.9 million increase in mortgage fee income. The $7.8 million increase in noninterest expense was primarily the result of the following: $6.3 million in salaries expense, $655 thousand in mortgage processing expense, $363 thousand in other operating expense, $222 thousand in marketing expense and $167 thousand in occupancy and equipment expense.

Financial Holding Company

For the year ended December 31, 2015, the Financial Holding Company segment lost $3.1 million compared to a loss of $2.0 million in 2014. Interest expense increased $501 thousand, noninterest income decreased $26 thousand and noninterest expense increased $1.2 million. In addition, the income tax benefit increased $604 thousand.  The increase in interest expense was due to twelve months of interest expense on subordinated debt in 2015 versus only six months in 2014. The increase in noninterest expense was primarily due to a $592 thousand increase in salaries expense, a $392 thousand increase in professional fees and a $123 thousand increase in data processing and communications.

Insurance

For the year ended December 31, 2015, the Insurance segment earned $81 thousand compared to a loss of $624 thousand in 2014. Noninterest income increased by $1.2 million as a result of new production from both new and existing customers as well as contingent income based on growth and profitability and noninterest expense increased by $86 thousand.  Income tax expense for 2015 increased by $425 thousand.

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
$—

A valuation of the acquired loans and core deposit intangible was performed with the assistance of a third-party valuation consultant. The unpaid principal balance and fair value of performing loans was $18.7 million and $18.2 million, respectively. The discount of $458 thousand will be accreted through interest income over the life of the loans in accordance with Accounting Standards Codification (ASC) topic 310-20. No nonperforming loans were acquired in this transaction. The core deposit intangible will be amortized over 10 years using a double declining balance amortization method.

Merger costs related to the branch acquisitions were $722 thousand, consisting primarily of legal, consulting and data processing expenses. Goodwill was recorded in the amount of $701 thousand which is the difference between the total purchase price and the net liabilities assumed and is not deductible for income tax purposes.

The following acquisition related costs are included in the consolidated statements of income for the periods indicated (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Professional fees	$471	$183	$230
Marketing	29	4	2
Printing, postage and supplies	71	9	1
Equipment depreciation and maintenance	—	26	—
Travel and entertainment	50	88	55
Data processing and communications	76	—	—
Other operating expense	25	—	—
Total	$722	$310	$288

Actual total revenues net of interest expense and net income relating to the branch acquisitions were $297 thousand and $(122) thousand.

The following pro forma financial information combines the historical results of MVB and two branches acquired on August 28, 2015.  The pro forma results exclude the impact of branch acquisition costs of $722 thousand.

If the branch acquisition had been completed on January 1, 2014 total revenue, net of interest expense, would have been $55.1 million and $76.0 million for the years ended December 31, 2014 and 2015, respectively.  Net income would have been $1.7 million and $6.4 million for the same periods.  Basic and diluted earnings per share would have been $0.17 and $0.17 and $0.73 and $0.72, respectively for the years ended December 31, 2014 and 2015.

NOTE 23. STOCK SPLIT

Common shares outstanding at December 31, 2013 have been adjusted for the effect of a two for one stock split effected as a stock dividend paid on February 11, 2014.

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

					Earnings Per Share
	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
(in thousands)
2015
First quarter	$9,638	$7,547	$3,332	$2,103	$0.25	$0.24
Second quarter	10,694	8,426	2,688	1,905	0.22	0.22
Third quarter	11,416	9,018	1,912	1,406	0.16	0.16
Fourth quarter	12,352	9,884	1,910	1,402	0.16	0.15

					Earnings Per Share
	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
(in thousands)
2014
First quarter	$8,376	$6,996	$1,396	$1,158	$0.15	$0.15
Second quarter	9,162	7,196	1,184	969	0.12	0.12
Third quarter	9,093	7,057	640	537	0.05	0.05
Fourth quarter	9,537	7,408	(1,237)	(585)	(0.09)	(0.09)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MVB Financial Corp.

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the two years ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVB Financial Corp. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVB Financial Corp. and Subsidiaries internal controls over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Rockville, Maryland

March 9, 2016

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

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2015, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Item 9A – Controls and Procedures” of this report.

Date: March 9, 2016	/s/ Larry F. Mazza
Larry F. Mazza
CEO

Date: March 9, 2016

/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President & CFO

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

MVB Financial Corp. and Subsidiaries

We have audited MVB Financial Corp. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, MVB Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MVB Financial Corp. and Subsidiaries as of December 31, 2015 and 2014 and for each of the years in the two-year period ended December 31, 2015 and our report dated March 9, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Rockville, Maryland

March 9, 2016

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to MVB’s definitive Proxy Statement relating to MVB’s Annual Meeting of Shareholders for 2016 (the “Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

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

Total loans outstanding from the Bank at December 31, 2015 to company officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $24.9 million or 21.7% of total equity capital and 2.4% of total loans.  These loans do not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP Report of Independent Registered Public Accounting Firm - S.R. Snodgrass, P.C.
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” below. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVB FINANCIAL CORP.

March 9, 2016	By:	/s/ Larry F. Mazza
Larry F. Mazza President, CEO and Director

POWER OF ATTORNEY AND SIGNATURES

Know all persons by the presents, that each person whose signature appears below constitutes and appoints Larry F. Mazza or Donald T. Robinson or either of them, as attorney-in-fact, with each having the power of substitution, for him or her in any and all capacities, to sign any amendment to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Federal Deposit Insurance Corporation hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following person on behalf of the registrant in the capacities and on the dates indicated.

/s/ Larry F. Mazza	Date: March 9, 2016
Larry F. Mazza, President, CEO and Director (Principal Executive Officer)

/s/ Donald T. Robinson	Date: March 9, 2016
Donald T. Robinson, Executive Vice President and CFO
(Principal Financial and Accounting Officer)
/s/ Stephen R. Brooks	Date: March 9, 2016
Stephen R. Brooks, Chairman

/s/ David B. Alvarez	Date: March 9, 2016
David B. Alvarez, Vice Chairman

/s/ James J. Cava, Jr.	Date: March 9, 2016
James J. Cava, Jr., Director

/s/ Joseph P. Cincinnati	Date: March 9, 2016
Joseph P. Cincinnati, Director

/s/ Harry E. Dean III	Date: March 9, 2016
Harry E. Dean III, Director

/s/ John W. Ebert	Date: March 9, 2016

John W. Ebert, Director

/s/ Gayle C. Manchin	Date: March 9, 2016
Gayle C. Manchin, Director

/s/ Kelly R. Nelson	Date: March 9, 2016
Kelly R. Nelson, Director

/s/ J. Christopher Pallotta	Date: March 9, 2016
J. Christopher Pallotta, Director

/s/ Nitesh S. Patel	Date: March 9, 2016
Nitesh S. Patel, Director

/s/ Jimmy D. Staton	Date: March 9, 2016
Jimmy D. Staton, Director

/s/ Roger J. Turner	Date: March 9, 2016
Roger J. Turner, Director

/s/ Samuel J. Warash	Date: March 9, 2016
Samuel J. Warash, Director

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location

3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Bylaws	Form SB-2 Registration Statement, File No. 333-120931, filed December 1, 2004, and incorporated by reference herein
4.1	Specimen of stock certificate representing MVB Financial Corp. common stock.	Form S-3 Registration Statement, File No. 333-208949, filed January 11, 2016, and incorporated by reference herein
4.2	Form of Certificate for the SBLF Preferred Stock	Form 8-K, File No. 000-50567, filed September 12, 2011 and incorporated by reference herein.
10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 1, 2004, and incorporated by reference herein
10.2	MVB Financial Corp. 2013 Stock Incentive Plan	Form S-8 Registration Statement, File No. 333-189512, filed June 21, 2013, and incorporated by reference herein
10.3	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 1, 2004, and incorporated by reference herein
10.4†	Employment Agreement of Larry F. Mazza	Form 8-K/A, File No. 000-50567, filed January 24, 2014 and incorporated by reference herein.
10.5 †	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein.
10.6 †	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein.
10.7 †	Employment Agreement of Patrick R. Esposito II	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein.
10.8 †	Offer Letter for Patrick R. Esposito II,	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein.
11	Statement Regarding Computation of Earnings per Share	Filed herewith
14	Code of Ethics	Filed herewith
21	Subsidiary of Registrant	Filed herewith
23.1	Consents of Independent Registered Public Accounting Firms	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Exhibit Location
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed herewith

(*)In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

†  Management contract or compensatory plan