Form 10-Q
period 2016-03-31
MVB FINANCIAL CORP
filed 2016-05-05
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the Registrant had 8,078,000 shares of common stock outstanding with a par value of $1.00 per share.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (“the Company” or “MVB”) and subsidiaries (“Subsidiaries”) including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary Potomac Mortgage Group, Inc., which does business as  MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC (“MVB Insurance”) listed below are included on pages 3-35 of this report.

Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015
Consolidated Statements of Income for the Three Months ended March 31, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the Three Months ended March 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 35-51 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) (Dollars in thousands)

(Dollars in thousands except per share data)
	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,314	$14,302
Interest bearing balances with banks	13,412	14,831
Total cash and cash equivalents	28,726	29,133
Certificates of deposit with other banks	13,150	13,150
Investment Securities:
Securities available-for-sale	134,825	70,256
Securities held-to-maturity (fair value of $0 for 2016 and $54,470 for 2015)	—	52,859
Loans held for sale	98,876	102,623
Loans:	1,075,606	1,032,170
Less: Allowance for loan losses	(8,447)	(8,006)
Net Loans	1,067,159	1,024,164
Premises and equipment	26,377	26,275
Bank owned life insurance	22,493	22,332
Accrued interest receivable and other assets	22,554	25,204
Goodwill	18,480	18,480
TOTAL ASSETS	$1,432,640	$1,384,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$86,603	$80,423
Interest bearing	1,004,965	931,891
Total deposits	1,091,568	1,012,314

Accrued interest payable and other liabilities	14,655	13,291
Repurchase agreements	29,561	27,437
FHLB and other borrowings	146,267	183,198
Subordinated debt	33,524	33,524
Total liabilities	1,315,575	1,269,764

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized and 9,283 issued in 2016 and 2015, respectively (See Footnote 7)	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized; 8,129,077 and 8,112,998 issued; and 8,078,000 and 8,061,921 outstanding in 2016 and 2015, respectively	8,129	8,113
Additional paid-in capital	74,309	74,228
Retained earnings	21,503	20,054
Accumulated other comprehensive loss	(2,126)	(2,933)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	117,065	114,712
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,432,640	$1,384,476

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Three months ended
	March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$12,431	$8,764
Interest on deposits with other banks	88	64
Interest on investment securities - taxable	310	239
Interest on tax exempt loans and securities	553	571
Total interest income	13,382	9,638

INTEREST EXPENSE
Interest on deposits	1,888	1,367
Interest on repurchase agreements	21	24
Interest on FHLB and other borrowings	226	157
Interest on subordinated debt	552	543
Total interest expense	2,687	2,091

NET INTEREST INCOME	10,695	7,547
Provision for loan losses	625	659
Net interest income after provision for loan losses	10,070	6,888

NONINTEREST INCOME
Service charges on deposit accounts	173	132
Income on bank owned life insurance	161	167
Visa debit card and interchange income	292	209
Mortgage fee income	6,785	6,309
Gain on sale of portfolio loans	149	346
Insurance and investment services income	1,117	1,698
Gain on sale of securities	381	121
Gain on derivatives	401	2,249
Other operating income	217	168
Total noninterest income	9,676	11,399

NONINTEREST EXPENSES
Salary and employee benefits	11,260	9,734
Occupancy expense	1,010	875
Equipment depreciation and maintenance	574	483
Data processing and communications	1,165	926
Mortgage processing	861	746
Marketing, contributions and sponsorships	299	337
Professional fees	705	662
Printing, postage and supplies	222	186
Insurance, tax and assessment expense	400	428
Travel, entertainment, dues and subscriptions	395	320
Other operating expenses	243	258
Total noninterest expense	17,134	14,955
Income before income taxes	2,612	3,332
Income tax expense	816	1,229
Net Income	$1,796	$2,103
Preferred dividends	186	142
Net Income available to common shareholders	$1,610	$1,961

Earnings per share - basic	$0.20	$0.25
Earnings per share - diluted	$0.20	$0.24
Cash dividends declared	$0.02	$—
Weighted average shares outstanding - basic	8,061,998	7,983,285
Weighted average shares outstanding - diluted	9,901,250	8,135,058

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited) (Dollars in thousands)

	Three months ended
	March 31,
	2016	2015

Net Income	$1,796	$2,103

Other comprehensive income (loss):

Unrealized holding gains during the year	418	541

Unrealized holding gains during the year related to reclassified held-to-maturity securities	1,825	—

Income tax effect	(897)	(217)

Reclassification adjustment for gain recognized in income	(112)	(121)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	(269)	—

Income tax effect	152	49

Change in defined benefit pension plan	(517)	(273)

Income tax effect	207	109

Total other comprehensive income	807	88

Comprehensive income	$2,603	$2,191

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited) (Dollars in thousands except per share data)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance December 31, 2014	$16,334	$8,034	$74,342	$14,454	$(2,642)	$(1,084)	$109,438

Net Income	—	—	—	2,103	—	—	2,103
Other comprehensive income	—	—	—	—	88	—	88
Dividends on preferred stock (See Footnote 7)	—	—	—	(142)	—	—	(142)
Stock based compensation	—	—	99	—	—	—	99

Balance March 31, 2015	$16,334	$8,034	$74,441	$16,415	$(2,554)	$(1,084)	$111,586

Balance December 31, 2015	$16,334	$8,113	$74,228	$20,054	$(2,933)	$(1,084)	$114,712

Net Income	—	—	—	1,796	—	—	1,796
Other comprehensive income	—	—	—	—	807	—	807
Cash dividends paid ($0.02 per share)	—	—	—	(161)	—	—	(161)
Dividends on preferred stock (See Footnote 7)	—	—	—	(186)	—	—	(186)
Stock based compensation	—	—	105	—	—	—	105
Common stock options exercised	—	16	(24)	—	—	—	(8)

Balance March 31, 2016	$16,334	$8,129	$74,309	$21,503	$(2,126)	$(1,084)	$117,065

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Three months ended
	March 31,	March 31,
	2016	2015
OPERATING ACTIVITIES
Net Income	$1,796	$2,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	180	185
Net amortization of deferred loan fees	(22)	22
Provision for loan losses	625	659
Depreciation and amortization	800	454
Stock based compensation	105	99
Loans originated for sale	(317,168)	(338,846)
Proceeds of loans sold	327,700	288,880
Mortgage fee income	(6,785)	(6,309)
Gain on sale of securities	(381)	(121)
Income on bank owned life insurance	(161)	(167)
Deferred taxes	(520)	(20)
Other, net	1,731	2,433
Net cash provided by (used in) operating activities	7,900	(50,628)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(32,885)	(11,535)
Maturities/paydowns of investment securities available-for-sale	1,613	1,511
Maturities/paydowns of investment securities held-to-maturity	400	540
Sales of investment securities available-for-sale	21,225	11,484
Purchases of premises and equipment	(652)	(394)
Net increase in loans	(43,449)	(33,065)
Loans purchased	(149)	(346)
Purchases of restricted bank stock	(5,450)	(6,040)
Redemptions of restricted bank stock	6,933	4,349
Proceeds from sale of certificates of deposit with banks	—	248
Proceeds from sale of other real estate owned	15	—
Net cash used in investing activities	(52,399)	(33,248)
FINANCING ACTIVITIES
Net increase in deposits	79,254	43,081
Net increase (decrease) in repurchase agreements	2,124	(6,551)
Net change in short-term FHLB borrowings	(36,908)	43,997
Principal payments on FHLB borrowings	(23)	(41)
Common stock options exercised	(8)	—
Cash dividends paid on common stock	(161)	—
Cash dividends paid on preferred stock	(186)	(142)
Net cash provided by financing activities	44,092	80,344
(Decrease) in cash and cash equivalents	(407)	(3,532)
Cash and cash equivalents at beginning of period	29,133	30,077
Cash and cash equivalents at end of period	$28,726	$26,545

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$—	$—
Cashless stock options exercised	$16	$—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$3,089	$2,547
Income taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements included in the Company’s 2015 filing on Form 10-K.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s December 31, 2015, Form 10-K filed with the Securities and Exchange Commission.

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

Note 2 – Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net) (“ASU 2016-08”), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and have similar effective dates and transition requirements (i.e., effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein). The Company is currently evaluating the impact of adopting the new revenue recognition guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Liabilities —Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). The amendments apply to entities that offer certain prepaid stored value products (e.g., prepaid gift cards issued on a specific payment network and redeemable at network-accepting merchant locations, prepaid telecommunication cards, and traveler’s checks). Liabilities related to the sale of prepaid stored-value products are financial liabilities. The amendments provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606 Revenue from Contracts with Customers. Neither current U.S. GAAP nor the pending guidance in Topic 606 contains specific guidance for the derecognition of prepaid stored-value product liabilities. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will evaluate the provisions of this ASU to determine the potential impact the new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Accounting for Financial Instruments – Overall: Classification and Measurement (Subtopic 825-10) (“ASU 2016-01”). Amendments within ASU No. 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU No.2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. As such, the adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. As such, the adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-2”).  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the provisions of ASU No. 2015-02 and determined the new standard has no impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of the ASU on our consolidated financial statements.

Note 3 – Investments

Prior to the final determination of Basel III, investments were recorded as held-to-maturity due to the uncertainty of the capital treatment of available-for-sale investments. Upon the issuance of the final ruling, the Company opted out of the Other Comprehensive Income treatment of available-for-sale investments permitted under Basel III. Due to the change in capital treatment under the final ruling of Basel III, the Company’s purpose of recording investments as held-to-maturity changed; therefore, during the period ended March 31, 2016, the Company reclassified $52.4 million, with unrealized holding gains of $1.8 million, of the remaining held-to-maturity investments into available-for-sale investments.

There were no investment securities held-to-maturity at March 31, 2016.

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2015, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$52,859	$1,699	$(88)	$54,470
Total investment securities held–to-maturity	$52,859	$1,699	$(88)	$54,470

Amortized cost and fair values of investment securities available-for-sale at March 31, 2016 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$34,480	$47	$(77)	$34,450
U.S. Sponsored Mortgage-backed securities	33,655	34	(356)	33,333
Municipal securities	59,739	1,638	(110)	61,267
Total debt securities	127,874	1,719	(543)	129,050
Equity and other securities	5,693	87	(5)	5,775
Total investment securities available-for-sale	$133,567	$1,806	$(548)	$134,825

Amortized cost and fair values of investment securities available-for-sale at December 31, 2015 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$29,532	$—	$(181)	$29,351
U.S. Sponsored Mortgage-backed securities	34,246	1	(533)	33,714
Municipal securities	1,775	23	—	1,798
Total debt securities	65,553	24	(714)	64,863
Equity and other securities	5,309	95	(11)	5,393
Total investment securities available-for-sale	$70,862	$119	$(725)	$70,256

The following tables summarize amortized cost and fair values of debt securities by maturity at March 31, 2016:

	Available for sale
	Amortized	Fair
	Cost	Value
Within one year	$1,507	$1,513
After one year, but within five	27,204	27,345
After five years, but within ten	15,112	15,401
After ten years	84,051	84,791
Total	$127,874	$129,050

Investment securities with a carrying value of $114.3 million at March 31, 2016, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of March 31, 2016, the details of which are included in the following table.  Although these securities, if sold at March 31, 2016 would result in a pretax loss of $548.thousand the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is not more likely than not the Company would sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of March 31, 2016, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at March 31, 2016:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$23,224	$(77)	$—	$—
U.S. Sponsored Mortgage-backed securities (14)	6,019	(11)	20,355	(345)
Municipal securities (21)	11,439	(110)	—	—
Equity and other securities (1)	995	(5)	—	—
	$41,677	$(203)	$20,355	$(345)

The following table discloses investments in an unrealized loss position at December 31, 2015:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$28,351	$(181)	$—	$—
U.S. Sponsored Mortgage-backed securities (19)	20,647	(233)	11,862	(300)
Municipal securities (22)	3,827	(32)	5,559	(56)
Equity and other securities (1)	2,489	(11)	—	—
	$55,314	$(457)	$17,421	$(356)

For the three month period ended March 31, 2016 and 2015, the Company sold investments available-for-sale of $21.2 million and $11.5 million, respectively, resulting in gross gains of $381 thousand and $121 thousand, respectively and no gross losses.

The Company sold no held-to-maturity investments during the three month periods ended March 31, 2016 and 2015.

Note 4 – Loans and Allowance for Loan Losses

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of March 31, 2016 and 2015, net deferred fees and costs of $1.0 million and $1.4 million, respectively, were included in the carrying value of loans.

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

The segments as presented in this note, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Company and bank management tracks the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters.  All pools currently utilize a rolling 12 quarters.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans. The liability for unfunded commitments was $224 thousand and $108 thousand respectively as of March 31, 2016 and 2015.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(102)	(67)	—	(22)	(191)
Recoveries	—	—	—	7	7
Provision	257	129	32	207	625
ALL balance March 31, 2016	$6,221	$1,157	$747	$322	$8,447
Individually evaluated for impairment	$946	$212	$—	$211	$1,369
Collectively evaluated for impairment	$5,275	$945	$747	$111	$7,078

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2016:

(in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,974	$1,049	$28	$375	$12,426
Collectively evaluated for impairment	742,824	235,594	68,290	16,472	1,063,180
Total Loans	$753,798	$236,643	$68,318	$16,847	$1,075,606

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015:

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(409)	(14)	—	—	(423)
Recoveries	21	—	1	—	22
Provision	672	9	(12)	(10)	659
ALL balance March 31, 2015	$4,647	$957	$680	$197	$6,481
Individually evaluated for impairment	$554	$284	$28	$2	$868
Collectively evaluated for impairment	$4,093	$673	$652	$195	$5,613

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2015:

(in thousands)	Commercial	Residential	Equity	Consumer	Total
Individually evaluated for impairment	$13,185	$949	$28	$2	$14,164
Collectively evaluated for impairment	578,573	173,667	48,202	16,679	817,121
Total Loans	$591,758	$174,616	$48,230	$16,681	$831,285

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

During December 2013 the Bank purchased $74.3 million in performing commercial real estate secured loans in the northern Virginia area. At the time of acquisition, none of these loans were considered impaired. They were acquired at a premium of roughly 1.024 or $1.8 million, which is being amortized in accordance with ASC 310-20. These loans are collectively evaluated for impairment under ASC 450. The loans continue to be individually monitored for payoff activity, and any necessary adjustments to the premium are made accordingly. As of March 31, 2016 and December 31, 2015, these balances totaled $33.1 million and $46.8 million, respectively. Of the $41.2 million decrease, MVB refinanced $17.2 million, sold a participation totaling $2.9 million and sold $9.7 million back to the institution from which the loans were originally purchased in December 2013. The weighted average yield on the remaining portfolio is 5.02%.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2016 and December 31, 2015 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
March 31, 2016	Investment	Allowance	Investment	Investment	Balance
Commercial
Commercial Business	$679	$107	$3,266	$3,945	$3,945
Commercial Real Estate	4,377	754	—	4,377	4,377
Acquisition & Development	267	85	2,385	2,652	4,129
Total Commercial	5,323	946	5,651	10,974	12,451
Residential	865	212	184	1,049	1,116
Home Equity	—	—	28	28	28
Consumer	273	211	102	375	378
Total impaired loans	$6,461	$1,369	$5,965	$12,426	$13,973

December 31, 2015
Commercial
Commercial Business	$574	$4	$3,260	$3,834	$3,834
Commercial Real Estate	7,587	513	—	7,587	7,587
Acquisition & Development	1,800	191	956	2,756	4,131
Total Commercial	9,961	708	4,216	14,177	15,552
Residential	1,045	276	22	1,067	1,067
Home Equity	28	28	—	28	28
Consumer	103	1	—	103	103
Total impaired loans	$11,137	$1,013	$4,238	$15,375	$16,750

Impaired loans have decreased by $2.9 million, or 19% during the first quarter of 2016, primarily the result of the net impact of two loans. A $5.0 million loan to finance commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government, was purchased from another financial institution in late 2013. In the first quarter of 2016, this $5.0 million loan was repurchased by the selling financial institution thereby decreasing total impaired loans by $5.0 million. In contrast, a $1.8 million commercial real estate loan (net of a $651 thousand participation) was identified as impaired in the first quarter of 2016 as a result of an extended stabilization and interest only period, as well as a lack of project specific cash flows. The net effect of these two significant impairment items was $3.2 million. The remaining $400 thousand of the decrease in impaired loans since December 31, 2015 was the net effect of multiple other factors, including $167 thousand in partial charge-offs and normal loan amortization.

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Three months ended
	March 31, 2016
		Interest	Interest
	Average	Income	Income
	Investment	Recognized	Recognized on
	in Impaired	on Accrual	Cash
	Loans	Basis	Basis
Commercial
Commercial Business	$3,838	$39	$26
Commercial Real Estate	6,541	28	25
Acquisition & Development	2,722	2	3
Total Commercial	13,101	69	54
Residential	1,059	5	3
Home Equity	28	—	—
Consumer	198	—	—
Total	$14,386	$74	$57

	Three months ended
	March 31, 2015
	Average	Interest	Interest
	Investment	Income	Income
	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Business	$3,511	$39	$36
Commercial Real Estate	6,542	13	4
Acquisition & Development	3,527	85	1
Total Commercial	13,580	137	41
Residential	950	5	2
Home Equity	28	—	—
Consumer	2	—	—
Total	$14,560	$142	$43

As of March 31, 2016, the Bank held three foreclosed residential real estate properties representing $144 thousand, or 64%, of the total balance of other real estate owned. There are six additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $790 thousand as of March 31, 2016. These loans are included in the table above and have a total of $132 thousand in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2016 and December 31, 2015 (in thousands):

		Special
March 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$330,961	$6,096	$5,849	$576	$343,482
Commercial Real Estate	296,720	1,231	7,160	—	305,111
Acquisition & Development	99,266	2,980	1,529	1,430	105,205
Total Commercial	726,947	10,307	14,538	2,006	753,798
Residential	233,520	1,810	1,111	202	236,643
Home Equity	67,696	536	86	—	68,318
Consumer	16,174	298	375	—	16,847
Total Loans	$1,044,337	$12,951	$16,110	$2,208	$1,075,606

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$288,549	$7,949	$3,411	$574	$300,483
Commercial Real Estate	299,560	9,761	8,436	—	317,757
Acquisition & Development	105,585	2,739	1,223	1,532	111,079
Total Commercial	693,694	20,449	13,070	2,106	729,319
Residential	214,184	1,764	1,168	250	217,366
Home Equity	67,645	416	63	—	68,124
Consumer	16,679	311	371	—	17,361
Total Loans	$992,202	$22,940	$14,672	$2,356	$1,032,170

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2016 and December 31, 2015 (in thousands):

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
March 31, 2016	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$341,548	$65	$1,020	$849	$1,934	$343,482	$849	$—
Commercial Real Estate	303,829	416	139	727	1,282	305,111	2,214	384
Acquisition & Development	102,397	273	150	2,385	2,808	105,205	2,692	—
Total Commercial	747,774	754	1,309	3,961	6,024	753,798	5,755	384
Residential	232,833	2,169	232	1,409	3,810	236,643	1,313	401
Home Equity	68,174	144	—	—	144	68,318	59	—
Consumer	16,387	84	1	375	460	16,847	375	—
Total	$1,065,168	$3,151	$1,542	$5,745	$10,438	$1,075,606	$7,502	$785

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
December 31, 2015	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$299,515	$300	$—	$668	$968	$300,483	$687	$—
Commercial Real Estate	307,029	436	4,731	5,561	10,728	317,757	5,020	541
Acquisition & Development	107,607	678	—	2,794	3,472	111,079	2,488	307
Total Commercial	714,151	1,414	4,731	9,023	15,168	729,319	8,195	848
Residential	214,326	1,838	576	626	3,040	217,366	803	—
Home Equity	67,908	23	193	—	216	68,124	36	—
Consumer	16,921	48	21	371	440	17,361	371	—
Total	$1,013,306	$3,323	$5,521	$10,020	$18,864	$1,032,170	$9,405	$848

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At March 31, 2016 and December 31, 2015, the Bank had specific reserve allocations for TDR’s of $518 thousand and $672, thousand respectively.

Loans considered to be troubled debt restructured loans totaled $9.2 million and $9.3 million as of March 31, 2016 and December 31, 2015, respectively. $2.4 million and $2.5 million, respectively, represent three loans to two borrowers that have defaulted under the restructured terms. All three loans are commercial acquisition and development loans that were considered restructured due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of March 31, 2016 and December 31, 2015. Two additional restructured loans, a

$241 thousand commercial real estate loan and a $377 thousand mortgage loan, are considered non-performing as of March 31, 2016. Both of these loans were also considered restructured due to extended interest only periods and /or unsatisfactory repayment structures.

There were no new TDR’s for the three months ended March 31, 2016 and 2015.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $143.0 million at March 31, 2016, compared to $179.9 million at December 31, 2015.

Information related to short-term borrowings is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Balance at end of period	$143,008	$179,917
Average balance during the three and twelve months ended	111,785	121,425
Maximum month-end balance during the three and twelve months ended	147,747	179,917
Weighted-average rate during the three and twelve months ended	0.54%	0.34%
Rate at end of period	0.44%	0.44%

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

All of the Company’s repurchase agreements were overnight agreements at March 31, 2016 and December 31, 2015. These borrowings were collateralized with investment securities with a carrying value of $30.3 million and $28.3 million at March 31, 2016 and December 31, 2015, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $29.6 million at March 31, 2016, compared to $27.4 million at December 31, 2015.

Information related to repurchase agreements is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Balance at end of period	$29,561	$27,437
Average balance during the three and twelve months ended	28,464	26,884
Maximum month-end balance during the three and twelve months ended	29,561	32,470
Weighted-average rate during the three and twelve months ended	0.29%	0.31%
Rate at end of period	0.30%	0.30%

Term notes from the FHLB were as follows:	March 31,	December 31,
(Dollars in thousands)	2016	2015

Fixed interest rate notes, originating between April 2002 and December 2007, due between July 2016 and April 2022, interest of between 4.50% and 5.90% payable monthly	$2,445	$2,461

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	814	820
	$3,259	$3,281

Subordinated Debt

Information related to subordinated debt is summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Balance at end of period	$33,524	$33,524
Average balance during the three and twelve months ended	33,524	33,524
Maximum month-end balance during the three and twelve months ended	33,524	33,524
Weighted-average rate during the three and twelve months ended	6.56%	6.55%
Rate at end of period	6.58%	6.57%

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

The Company reflects subordinated debt in the amount of $33.5 million as of March 31, 2016 and December 31, 2015 and interest expense of $552 thousand and $543 thousand for the three months ended March 31, 2016 and 2015.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2016	$143,079
2017	615
2018	81
2019	85
2020	90
Thereafter	35,841
$179,791

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

•

Available-for-sale investment securities -  Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2015 and the three months ended March 31, 2016. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2016
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$34,450	$—	$34,450
U.S. Sponsored Mortgage backed securities	—	33,333	—	33,333
Municipal securities	—	61,267	—	61,267
Equity and Other securities	—	5,775	—	5,775
Loans held for sale	—	98,876	—	98,876
Interest rate lock commitment	—	—	2,769	2,769
Interest rate swap	—	1,155	—	1,155
Interest rate cap	—	163	—	163
Liability:
Interest rate swap	—	1,155	—	1,155
Forward sales commitments	—	662	—	662

	December 31, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$29,351	$—	$29,351
U.S. Sponsored Mortgage backed securities	—	33,714	—	33,714
Municipal securities	—	1,798	—	1,798
Equity and Other securities	—	5,393	—	5,393
Loans held for sale	—	102,623	—	102,623
Interest rate lock commitment	—	—	1,583	1,583
Interest rate swap	—	405	—	405
Interest rate cap	—	437	—	437
Liabilities:
Interest rate swap	—	405	—	405

The following table represents recurring level III assets:

	For the three months ended	For the three months ended
Interest Rate Lock Commitments	March 31, 2016	March 31, 2015
(in thousands)
Balance, beginning of period	$1,583	$1,020

Realized and unrealized gains (loss) included in earnings	1,186	770

Balance, end of period	$2,769	$1,790

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2016 and 2015 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are included in the tables below:

	March 31, 2016
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$11,057	$11,057
Other real estate owned	—	—	226	226

	December 31, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$14,362	$14,362
Other real estate owned	—	—	239	239

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
March 31, 2016:
Impaired loans	$11,057	Appraisal of collateral (1)	Appraisal adjustments(2)	20% - 62%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$226	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
December 31, 2015:
Impaired loans	$14,362	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 62%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$239	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

Interest rate lock commitment: For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value. The “pull through rate” range from 78% – 81% and 78% - 82% as of March 31, 2016 and December 31, 2015.

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

Accrued interest receivable and payable and repurchase agreements:  The carrying values of accrued interest receivable and payable and repurchase agreements approximate their fair values.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

			Quoted Prices in	Significant	Significant
			Active Markets For	Other	Unobservable
	Carrying	Estimated	Identical Assets	Observable	Inputs
	Value	Fair Value	(Level 1)	Inputs (Level 2)	(Level 3)
March 31, 2016:
Financial assets:
Cash and cash equivalents	$28,726	$28,726	$28,726	$—	$—
Certificates of deposits with other banks	13,150	13,297	—	13,297	—
Securities available-for-sale	134,825	134,825	—	134,825	—
Loans held for sale	98,876	98,876	—	98,876	—
Loans, net	1,067,159	1,070,055	—	—	1,070,055
Mortgage servicing rights	779	779	—	—	779
Interest rate lock commitment	2,769	2,769	—	—	2,769
Interest rate swap	1,155	1,155	—	1,155	—
Interest rate cap	163	163	—	163	—
Accrued interest receivable	3,618	3,618	—	893	2,725

Financial liabilities:
Deposits	$1,091,568	$1,104,641	$—	$1,104,641	$—
Repurchase agreements	29,561	29,561	—	29,561	—
FHLB and other borrowings	146,267	146,273	—	146,273	—
Interest rate swap	1,155	1,155	—	1,155	—
Forward sales commitments	662	662	—	662	—
Accrued interest payable	600	600	—	600	—
Subordinated debt	33,524	32,172	—	32,172	—

December 31, 2015
Financial assets:
Cash and cash equivalents	$29,133	$29,133	$29,133	$—	$—
Certificates of deposits with other banks	13,150	13,270	—	13,270	—
Securities available-for-sale	70,256	70,256	—	70,256	—
Securities held-to-maturity	52,859	54,470	—	54,470	—
Loans held for sale	102,623	102,623	—	102,623	—
Loans, net	1,024,164	1,034,832	—	—	1,034,832
Mortgage servicing rights	956	956	—	—	956
Interest rate lock commitment	1,583	1,583	—	—	1,583
Interest rate swap	405	405	—	405	—
Interest rate cap	437	437	—	437	—
Accrued interest receivable	3,356	3,356	—	723	2,633

Financial liabilities:
Deposits	$1,012,314	$1,015,521	$—	$1,015,521	$—
Repurchase agreements	27,437	27,437	—	27,437	—
FHLB and other borrowings	183,198	183,211	—	183,211	—
Interest rate swap	405	405	—	405	—

Accrued interest payable	474	474	—	474	—
Subordinated debt	33,524	32,172	—	32,172	—

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

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  The Company issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  Through March 8, 2016, the company's loan production qualified for the lowest dividend rate possible of 1%. Beginning March 9, 2016, the dividend rate increased to 9%.and will remain as such until the SBLF is retired

Note 8 – Net Income Per Common Share

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

	For the three months ended
	March 31,
(Dollars in thousands except shares and per share data)	2016	2015

Numerator for basic earnings per share:
Net Income	$1,796	$2,103
Less: Dividends on preferred stock	186	142
Net income available to common shareholders - basic	$1,610	$1,961

Numerator for diluted earnings per share:
Net income available to common shareholders	$1,610	$1,961
Add: Interest on convertible subordinated debt (tax effected)	342	—
Net income available to common shareholders - diluted	$1,952	$1,961

Denominator:
Total average shares outstanding	8,061,998	7,983,285
Effect of dilutive convertible subordinated debt	1,837,500	—
Effect of dilutive stock options	1,752	151,773
Total diluted average shares outstanding	9,901,250	8,135,058

Earnings Per Share - Basic	$0.20	$0.25
Earnings Per Share - Diluted	$0.20	$0.24

Note 9 – Segment Reporting

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three month periods ended March 31, 2016 and 2015 are as follows:

	Commercial &		Financial
Three months ended March 31, 2016	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$12,462	$941	$1	$—	$(22)	$13,382
Mortgage fee income	(22)	7,108	—	—	(301)	6,785
Insurance and investment services income	53	—	—	1,064	—	1,117
Other income	1,072	679	1,613	—	(1,590)	1,774
Total operating income	13,565	8,728	1,614	1,064	(1,913)	23,058
Expenses:
Interest expense	2,040	419	552	—	(324)	2,687
Provision for loan losses	625	—	—	—	—	625
Salaries and employee benefits	2,831	5,711	1,766	952	—	11,260
Other expense	4,473	1,944	764	282	(1,589)	5,874
Total operating expenses	9,969	8,074	3,082	1,234	(1,913)	20,446
Income (loss) before income taxes	3,596	654	(1,468)	(170)	—	2,612
Income tax expense (benefit)	1,137	258	(515)	(64)	—	816
Net income (loss)	2,459	396	(953)	(106)	—	1,796
Preferred stock dividends	—	—	186	—	—	186
Net income (loss) available to common shareholders	$2,459	$396	$(1,139)	$(106)	$—	$1,610

Capital expenditures for the three-month period ended March 31, 2016	$549	$41	$62	$—	$—	$652
Total assets as of March 31, 2016	1,433,380	126,854	146,896	2,366	(276,856)	1,432,640
Total assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of March 31, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	$1,598	$16,882	$—	$—	$—	$18,480

	Commercial &		Financial
Three months ended March 31, 2015	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$8,903	$830	$1	$—	$(96)	$9,638
Mortgage fee income	(13)	6,551	—	—	(229)	6,309
Insurance and investment services income	71	—	—	1,627	—	1,698
Other income	766	2,688	1,158	—	(1,220)	3,392
Total operating income	9,727	10,069	1,159	1,627	(1,545)	21,037
Expenses:
Interest expense	1,499	374	543	—	(325)	2,091
Provision for loan losses	659	—	—	—	—	659
Salaries and employee benefits	2,778	5,091	979	886	—	9,734
Other expense	4,128	1,691	436	186	(1,220)	5,221
Total operating expenses	9,064	7,156	1,958	1,072	(1,545)	17,705
Income (loss) before income taxes	663	2,913	(799)	555	—	3,332
Income tax expense (benefit)	167	1,115	(264)	211	—	1,229
Net income (loss)	496	1,798	(535)	344	—	2,103
Preferred stock dividends	—	—	142	—	—	142
Net income (loss) available to common shareholders	$496	$1,798	$(677)	$344	$—	$1,961

Capital expenditures for the three-month period ended March 31, 2015	$318	$28	$41	7	$—	$394
Total assets as of March 31, 2015	1,204,263	159,904	141,096	4,188	(314,478)	1,194,973
Total assets as of December 31, 2014	1,048,101	101,791	146,137	4,031	(189,601)	1,110,459
Goodwill as of March 31, 2015	897	16,882	—	—	—	17,779
Goodwill as of December 31, 2014	$897	$16,882	$—	$—	$—	$17,779

Commercial & Retail Banking

For the three months ended March 31, 2016, the Commercial & Retail Banking segment earned $2.5 million compared to $496 thousand during the three months ended March 31, 2015. Net interest income increased $3.0 million, mainly the result of average loan balances increasing by $227.0 million. In addition, average interest bearing liabilities increased $220.5 million which led to a $542 thousand increase in interest expense. Noninterest income increased by $278 thousand, largely the result of an increase in gain on sale of securities of $189 thousand and a $162 thousand expense reduction due to the mark to market valuation of the interest rate cap . Noninterest expense increased $399 thousand, largely the result of a $191 thousand increase in other operating expense and a $163 thousand increase in occupancy and equipment. In addition, income tax expense increased $970 thousand due to the increase in earnings.

Mortgage Banking

For the three months ended March 31, 2016, the Mortgage Banking segment earned $396 thousand compared to $1.8 million during the three months ended March 31, 2015. Net interest income increased $66 thousand, noninterest income decreased by $1.5 million and noninterest expense increased by $873 thousand. The $1.4 million earnings decrease is largely due to a $2.0 million decrease in gains related to the mark to market valuation of the interest rate lock commitments driven by a 50% increase in the locked mortgage loan pipeline for the three months ended March 31, 2016 compared to a 92% increase in the locked mortgage pipeline for the three months ended March 31, 2015. In addition, loans held for sale decreased from $125.8 million at March 31, 2015 to $98.9 million at March 31, 2016. Mortgage fee income also increased by $557 thousand. Personnel expense increased by $621 thousand and mortgage processing expense increased by $114 thousand. In addition, income tax expense decreased $858 thousand due to the decrease in earnings.

Financial Holding Company

For the three months ended March 31, 2016, the Financial Holding Company segment lost $953 thousand compared to a loss of $535 thousand during the three months ended March 31, 2015. Interest expense increased $9 thousand, noninterest income increased $455 thousand and noninterest expense increased $1.1 million. In addition, the income tax benefit increased $251 thousand. The increase in noninterest income was due a $385 thousand increase in other operating income and a $70 thousand increase in gain on sale of securities. The increase in noninterest expense was largely due to a $787 thousand increase in salaries expense, including a $500 thousand reorganization expense, and a $170 thousand increase in professional fees.

Insurance

For the three months ended March 31, 2016, the Insurance segment lost $106 thousand compared to a $344 thousand profit during the three months ended March 31, 2015. Noninterest income decreased $562 thousand and noninterest expense increased by $162 thousand.  Income tax benefit for the first quarter 2016 increased by $275 thousand.

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

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations for the three months ended March 31, 2016 and 2015 is as follows:

	For the three months ended	For the three months ended
(in thousands)	March 31, 2016	March 31, 2015
Service cost	$-	$—
Interest cost	92	79
Expected Return on Plan Assets	(83)	(79)
Amortization of Net Actuarial Loss	59	64
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$68	$64

Contributions Paid	$40	$36

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2016 and 2015:

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
	Amount	Amount
(in thousands)	Reclassified	Reclassified	Affected line item in the Statement
Details about AOCI Components	from AOCI	from AOCI	where net income is presented

Available-for-sale securities
Unrealized holding gains	$381	$121	Gain on sale of securities
	381	121	Total before tax
	(152)	(49)	Income tax expense
	229	72	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(59)	(64)	Salaries and benefits
	(59)	(64)	Total before tax
	24	26	Income tax expense
	(35)	(38)	Net of tax

Total reclassifications	$194	$34

	Unrealized
	gains (losses)
	on available-	Defined benefit
	for-sale	pension plan
(in thousands)	securities	items	Total

Balance at December 31, 2015	$(363)	$(2,570)	$(2,933)
Other comprehensive income (loss) before reclassification, net of tax	1,346	(345)	1,001
Amounts reclassified from AOCI, net of tax	(229)	35	(194)
Net current period OCI	1,117	(310)	807
Balance at March 31, 2016	$754	$(2,880)	$(2,126)

Balance at December 31, 2014	$(406)	$(2,236)	$(2,642)
Other comprehensive income (loss) before reclassification, net of tax	324	(202)	122
Amounts reclassified from AOCI, net of tax	(72)	38	(34)
Net current period OCI	252	(164)	88
Balance at March 31, 2015	$(154)	$(2,400)	$(2,554)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following present’s management’s discussion and analysis of our consolidated financial condition at March 31, 2016 and December 31, 2015 and the results of our operations for the three months ended March 31, 2016 and 2015. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2015.

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

SUMMARY OF RESULTS OF OPERATIONS

As of March 31, 2016 and 2015 and for the Three Months Ended March 31, 2016 and 2015:

	Three months ended
	March 31,
	2016	2015
Net income to:
Average assets (annualized)	0.53%	0.75%
Average stockholders’ equity (annualized)	6.23%	7.67%
Net interest margin	3.36%	2.95%

Average stockholders’ equity to average assets	8.43%	9.84%
Total loans to total deposits (end of period)	98.54%	95.96%
Allowance for loan losses to total loans (end of period)	0.79%	0.78%
Efficiency ratio	84.11%	82.42%
Bank Capital ratios:
Tier 1 capital ratio	10.76%	13.03%
Risk-based capital ratio	11.48%	13.73%
Leverage ratio	9.34%	11.19%
Common Equity Tier 1 capital ratio	10.76%	13.03%
Cash dividends on common stock as a percentage of net income	8.98%	N/A
Per share data:
Book value per share (end of period)	$12.39	$11.86
Basic earnings per share	$0.20	$0.25
Diluted earnings per share	$0.20	$0.24

Introduction

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

In addition to MVB Mortgage, the Company has a wholly-owned subsidiary, MVB Insurance, LLC.  MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary.  Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company.  MVB Insurance offers select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance.  MVB Insurance maintains its headquarters at 301 Virginia Avenue, Fairmont, West Virginia, and operates offices at: 48 Donley Street, Suite 703, Morgantown, West Virginia, 400 Washington Street East, Charleston, West Virginia; 300 Wharton Circle, Suite 260, Triadelphia, West Virginia; and 1838 Sir Tyler Drive, Wilmington, North Carolina.

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

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At March 31, 2016, the Company had 370 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s 2015 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Results of Operations

Overview of the Statements of Income

For the three months ended March 31, 2016, the Company earned $1.8 million compared to $2.1 million in the first quarter of 2015.  Net interest income increased by $3.1 million, noninterest income decreased by $1.7 million and noninterest expenses increased by $2.2 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $240.4 million in average loan growth and despite an increase in average interest bearing liabilities of $230.3 million and an increase in interest expense of $596 thousand. The increase in average interest bearing liabilities generated the increase in interest expense of $596 thousand; $349 thousand of the increase was related to an increase in certificates of deposit, which increased cost of funds on certificates of deposit by 18 basis points.

Loan loss provisions of $625 thousand and $659 thousand were made for the quarters ended March 31, 2016 and 2015, respectively. The decrease in loan loss provision is attributable to decreasing historical loan loss rates within the residential real estate and home equity loan portfolios and lower historical levels of charge-offs.  The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.  The Company charged off $191 thousand in loans during the first quarter of 2016 versus $423 thousand for the same time period in 2015.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements, subordinated debt and Federal Home Loan Bank advances. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet.

The net interest margin for the three months ended March 31, 2016 and 2015 was 3.36% and 2.95% respectively.  The 41 basis point increase in the net interest margin for the quarter ended March 31, 2016 was the result of a 44 basis point increase in yield, largely the result of a 57 basis point increase in yield on commercial loans and a 43 basis point increase in yield on consumer loans. The increase in yield on commercial loans was primarily the result of the recovery of non-accrual interest on one commercial lending relationship which contributed $662 thousand to commercial loan interest income for the quarter ended March 31, 2016, representing 37 basis points of the increase in commercial loan yield for the quarter. Cost of funds for the three months ended March 31, 2016 versus 2015 increased by 3 basis points. The cost of funds increase was mainly the result of a 20 basis point increase in FHLB and other borrowings, an 18 basis point increase in certificates of deposit and a 9 basis point increase in money market checking and offset by a 6 basis point decrease in NOW and a 5 basis point decrease in savings. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Company’s loan portfolio yield. The Company was able to grow average loan balances by $240.4 million and average deposit balances by $237.9 million, resulting in an increase in net interest income of $3.1 million. Additionally, investment securities average balance increased by $5.6 million through the purchase of available-for-sale securities, and the resulting securities earned higher rates in the loan portfolio.  An increase in the Company’s average non-interest bearing balances of $14.6 million helped to sustain a 9 basis point favorable spread on net interest margin.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$18,633	$26	0.56%	$15,789	$10	0.25%
CDs with other banks	13,150	62	1.89	11,789	54	1.83
Investment securities:
Taxable	67,965	310	1.82	54,300	239	1.76
Tax-exempt	57,237	408	2.85	65,352	388	2.37
Loans and loans held for sale: (1)
Commercial	712,263	8,388	4.71	551,186	5,707	4.14
Tax exempt	16,811	145	3.45	20,851	183	3.51
Real estate	370,321	3,835	4.14	287,989	2,879	4.00
Consumer	18,309	208	4.54	17,313	178	4.11
Total loans	1,117,704	12,576	4.50	877,339	8,947	4.08

Total earning assets	1,274,689	13,382	4.20	1,024,569	9,638	3.76
Less: Allowance for loan losses	(8,244)			(6,616)
Cash and due from banks	15,651			14,781
Other assets	86,149			82,840
Total assets	$1,368,245			$1,115,574

Liabilities
Deposits:
NOW	$480,016	$687	0.57%	$415,003	$649	0.63%
Money market checking	110,994	194	0.70	52,973	81	0.61
Savings	44,864	27	0.24	36,739	27	0.29
IRAs	15,676	50	1.28	9,841	29	1.18
CDs	330,204	930	1.13	243,872	581	0.95
Repurchase agreements and federal funds sold	28,464	21	0.30	29,981	24	0.32
FHLB and other borrowings	114,089	226	0.79	105,645	157	0.59
Subordinated debt	33,524	552	6.59	33,524	543	6.48
Total interest-bearing liabilities	1,157,831	2,687	0.93	927,578	2,091	0.90
Noninterest bearing demand deposits	86,223			71,616
Other liabilities	8,846			6,625
Total liabilities	1,252,900			1,005,819

Stockholders’ equity
Preferred stock	16,334			16,334
Common stock	8,111			8,034
Paid-in capital	74,275			74,383
Treasury stock	(1,084)			(1,084)
Retained earnings	20,425			14,729
Accumulated other comprehensive income	(2,716)			(2,641)
Total stockholders’ equity	115,345			109,755
Total liabilities and stockholders’ equity	$1,368,245			$1,115,574

Net interest spread			3.27			2.86
Net interest income-margin		$10,695	3.36%		$7,547	2.95%

(1) Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Non-Interest Income

Mortgage fee income, insurance and investment services income and gain on derivatives generate the core of the Company’s noninterest income. Also, gain on sale of portfolio loans continue to be part of the core of the Bank’s noninterest income. In addition, beginning in the third quarter of 2015, the Bank began entering into swap loan agreements. These swap loan agreements allow the bank to offer customers fixed rate loans and the bank to “swap” the interest rate on the loans with a third party at a floating rate. This helps the Bank lower its exposure by improving the interest rate risk position and also produces current period non-interest income.

For the three months ended March 31, 2016, noninterest income totaled $9.7 million compared to $11.4 million for the same time period in 2015.  The $1.7 million decrease in noninterest income was mainly the result of a decrease in gain on derivatives of $1.8 million and a $581 thousand decrease in insurance and investment services income. The decrease in gain on derivatives was largely the result of a 50% increase in the locked mortgage loan pipeline for the three months ended March 31, 2016 compared to a 92% increase in the locked mortgage pipeline for the three months ended March 31, 2015. In addition, loans held for sale decreased from $125.8 million at March 31, 2015 to $98.9 million at March 31, 2016. The decrease in insurance and investment services income was largely the result of a decrease in agency and contingency income. In addition, mortgage fee income increased $476 thousand, gain on sale of securities increased $260 thousand and insurance and investment services income decreased $581 thousand. The increase in mortgage fee income was due to a $29.2 million or 10.2% increase in loan sale volume combined with a flat gain on sale margin. The gain on sale of securities increase was the result of selling $9.7 million more securities during the three month period ended March 31, 2016 versus the same time period in 2015.

Non-Interest Expense

The Company had 370 full-time equivalent personnel at March 31, 2016, as noted, compared to 324 full-time equivalent personnel as of March 31, 2015.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 84.11% for the first quarter of 2016 compared to 82.42% for the first quarter of 2015. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The increased efficiency ratio is the result of noninterest expense outpacing the growth in net interest income and noninterest income.

For the three months ended March 31, 2016, noninterest expense totaled $17.1 million compared to $15.0 million for the same time period in 2015. The $2.1 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $1.5 million, this increase related to: the addition of new bank and mortgage offices, increased incentives and commissions related to goal attainment and production, additional staffing related to organic growth and raises for existing staff.

Occupancy and equipment expense increased $226 thousand. This increase was mainly the result of the opening of multiple new bank and mortgage office locations.

Data processing and communication costs increased $239 thousand. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Mortgage processing costs increased $115 thousand. This increase was primarily the result of increase mortgage loan volume.

Return on Average Assets and Average Equity (Annualized)

Returns on average assets (ROA) and average equity (ROE) annualized were .53% and 6.23% for the first quarter of 2016 compared to .75% and 7.67% in the first quarter of 2015. The .22% decrease in ROA is due to decreased earnings of $307 thousand and a $252.7 million increase in average assets for the first quarter of 2016 compared to the first quarter of 2015. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The 1.44% decrease in ROE is also due to decreased earnings of $307 thousand and a $5.6 million increase in average equity for the first quarter of 2016 compared to the first quarter of 2015. The increase in average equity was mainly due to increased earnings.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the first quarter of 2016 compared to the quarter ended March 31, 2015. The most significant areas of change between the quarters ended March 31, 2016 and March 31, 2015 were as follows: total loans increased to an average balance of $1.1 billion from $877.3 million, investment securities increased $5.6 million to an average of $125.2 million, interest-bearing liabilities grew to an average balance of $1.2 billion from $927.6 million and stockholders’ equity grew $5.6 million to an average of $115.3 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at March 31, 2016 were $1.4 billion or an increase of $48.2 million since December 31, 2015.  The greatest area of increase was a $43.0 million increase in net loan growth.

Deposits totaled $1.1 billion at March 31, 2016 or an increase of $79.3 million since December 31, 2015, mainly the result of an increase in savings, NOW and time deposits.

Stockholders’ equity has increased approximately $2.4 million from December 31, 2015 largely due to earnings for the three months ended March 31, 2016 of $1.8 million. In addition, unrealized gains on available-for-sale securities increased $1.1 million, in part due to the reclassification of all held-to-maturity investments into available-for-sale investments. Also, pension liability was reduced by $310 thousand.

Cash and Cash Equivalents

Cash and cash equivalents totaled $28.7 million as of March 31, 2016 compared to $29.1 million as of December 31, 2015.

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

Investment Securities

Prior to the final determination of Basel III, investments were recorded as held-to-maturity due to the uncertainty of the capital treatment of available-for-sale investments. Upon the issuance of the final ruling, the Company opted out of the Other Comprehensive Income treatment of available-for-sale investments permitted under Basel III. Due to the change in capital treatment under the final ruling of Basel III, the Company’s purpose of recording investments as held-to-maturity changed; therefore, during the period ended March 31, 2016, the Company reclassified $52.4 million of the remaining held-to-maturity investments into available-for-sale investments.

Investment securities totaled $134.8 million as of March 31, 2016 and $123.1 million as of December 31, 2015. As of March 31, 2016, the investment portfolio is comprised of the following mix of securities:

•	45.4% of municipal securities

•	25.6% - U.S. Agency securities
•	24.7% - U.S. Sponsored Mortgage-backed securities
•	4.3% - Equity and other securities

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

Loans

The Company’s loan portfolio totaled $1.1 billion as of March 31, 2016 and $1.0 billion as of December 31, 2015. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia in addition to loans acquired in the two branch acquisition as discussed in Note 12.

Loan Concentration

At March 31, 2016 and December 31, 2015, $753.8 million, or 70.1% and $729.3 million, or 70.7%, respectively, of our loan portfolio consisted of nonresidential real estate loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate.  The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $8.4 million or 0.79% of total loans at March 31, 2016 compared to $8.0 million or 0.78% of total loans at December 31, 2015. The Bank management continually monitors the loan portfolio through review of the monthly delinquency reports and through the Bank Loan Review Committee.  The Bank Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses.  Their analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquency status, related deposit account activity, where applicable, local market rumors, which are generally based on some factual information, and changes in the local and national economy.  While local market rumors are not measurable or perhaps not readily supportable, historically, this form of information can be an indication of a potential problem.  The allowance for loan losses is further based upon the internal risk rating assigned to the various loan types within the portfolio.

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1.1 billion at March 31, 2016.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At March 31, 2016, non-interest bearing deposits totaled $86.6 million compared to $80.4 million at December 31, 2015.  The Company and

Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $1.0 billion at March 31, 2016 compared to $931.9 million at December 31, 2015. Average interest-bearing liabilities totaled $1.2 billion during the first quarter of 2016 compared to $927.6 million for the first quarter of 2015.  This $230.3 million increase is the result of the following: $86.3 million increase in CDs, $65.0 million increase in NOW, $58.0 million increase in MMDA and $8.4 million increase in FHLB and other borrowings. Average non-interest bearing demand deposits totaled $86.2 million for the first quarter of 2016 compared to $71.6 million for the first quarter of 2015.  Management will continue to emphasize deposit gathering in 2016 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At March 31, 2016, repurchase agreements totaled $29.6 million compared to $27.4 million at December 31, 2015.  In addition to the aforementioned funds alternatives, the Bank has access to more than $211.5 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the Asset and Liability Committee (“ALCO”). Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is MVB’s policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the three months ended March 31, 2016, cash provided by financing activities totaled $44.1 million, while outflows from investing activity totaled $52.4 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Current Economic Conditions

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

The current economic climate in the Company’s primary market areas reflect economic climates that are generally less favorable than the general national climate. Unemployment in the United States was 5.1% and 5.6% in March 2016 and 2015, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	February 2016	February 2015
Berkeley County, WV	5.2%	5.9%
Harrison County, WV	7.8%	6.8%
Jefferson County, WV	4.4%	5.0%
Marion County, WV	8.1%	6.9%
Monongalia County, WV	5.3%	5.0%
Kanawha County, WV	6.7%	6.9%
Fairfax County, VA	3.2%	3.9%

Nonperforming loans to total loans were 0.77% in March of 2016 versus 1.07% in March of 2015 and charge offs to total loans were 0.02% and 0.05% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry.  As of March 31, 2016 and December 31, 2015, the outstanding loan balances to coal and natural gas production clients was $7.1 million and $7.3 million, respectively.

Capital/Stockholders’ Equity

The Company and the Bank have financed operations and growth over the years through the sale of equity.  These equity sales have resulted in an effective source of capital.

At March 31, 2016, accumulated other comprehensive loss totaled $2.1 million compared to $2.9 million at December 31, 2015. This change is primarily the result in the rise of the change in the value of the unrealized loss on available for sale securities in large part due to the reclassification of all held-to-maturity investments into available-for-sale investments

Treasury stock shares totaled 51,077 shares.

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

Capital Requirements

The Bank’s total risk based capital ratio declined from 12.19% at December 31, 2015 to 11.48% at March 31, 2016.  The decline in this ratio was largely due to the classification of $84.8 million of additional acquisition and development commercial loans as High Volatility Commercial Real Estate loans (“HVCRE”).  The vast majority of the loans reclassified were due to the fact that the loan agreements did not contractually require the clients to maintain 15% cash equity in the transactions. MVB is currently working to make changes to several of these loan agreements which will allow the bank to revise the classification of a portion of these HVCRE 150% risk weighted loans to the commercial loan 100% risk weighted asset classification.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the

Consolidated Financial Statements included in Item 8 of the Company’s 2015 Form 10-K.

Commitments and Contingent Liabilities

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $12.5 million and $17.0 million on March 31, 2016 and December 31, 2015, respectively.

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

Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2015.  For information regarding the Company’s market risk, refer to the Company’s Annual Report to Shareholders for the year ended December 31, 2015.

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

Future Outlook

The Company’s results of operations in the first quarter of 2016 decreased slightly compared to the first quarter of 2015 mainly due to a decrease in gain on derivatives, a decrease in insurance and investment services income and an increase in noninterest expense. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2016, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are described in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those disclosed.

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

Date: May 5, 2016

MVB Financial Corp.

By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director (Principal Executive Officer)

By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President & CFO (Principal Financial and Accounting Officer)