Form 10-Q
period 2016-06-30
MVB FINANCIAL CORP
filed 2016-08-08
CIK 1277902

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the Registrant had 8,078,000 shares of common stock outstanding with a par value of $1.00 per share.

MVB Financial Corp.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of MVB Financial Corp. (“the Company” or “MVB”) and subsidiaries (“Subsidiaries”) including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary Potomac Mortgage Group, Inc., which does business as  MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC (“MVB Insurance”) listed below are included on pages 3-40 of this report.

Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015
Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Six Months and Three Months ended June 30, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the Six Months ended June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations are included on pages 41-59 of this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Part I. Financial Information

Item 1. Financial Statements

MVB Financial Corp. and Subsidiaries

Consolidated Balance Sheets

(Unaudited) (Dollars in thousands)

(Dollars in thousands except per share data)
	June 30,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$10,564	$14,302
Interest bearing balances with banks	18,198	14,831
Total cash and cash equivalents	28,762	29,133
Certificates of deposit with other banks	13,150	13,150
Investment Securities:
Securities available-for-sale	138,844	70,256
Securities held-to-maturity (fair value of $0 for 2016 and $54,470 for 2015)	—	52,859
Loans held for sale	131,671	102,623
Loans:	1,087,506	1,032,170
Less: Allowance for loan losses	(9,091)	(8,006)
Net Loans	1,078,415	1,024,164
Premises and equipment	25,846	26,275
Bank owned life insurance	22,651	22,332
Accrued interest receivable and other assets	27,143	25,204
Goodwill	18,480	18,480
TOTAL ASSETS	$1,484,962	$1,384,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$96,351	$80,423
Interest bearing	970,891	931,891
Total deposits	1,067,242	1,012,314

Accrued interest payable and other liabilities	21,121	13,291
Repurchase agreements	26,048	27,437
FHLB and other borrowings	213,008	183,198
Subordinated debt	33,524	33,524
Total liabilities	1,360,943	1,269,764

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized and 9,283 issued in 2016 and 2015, respectively (See Footnote 7)	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized; 8,129,077 and 8,112,998 issued; and 8,078,000 and 8,061,921 outstanding in 2016 and 2015, respectively	8,129	8,113
Additional paid-in capital	74,472	74,228
Retained earnings	27,526	20,054
Accumulated other comprehensive loss	(1,358)	(2,933)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	124,019	114,712
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,484,962	$1,384,476

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited) (Dollars in thousands except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$25,018	$18,603	$12,587	$9,839
Interest on deposits with other banks	170	127	82	63
Interest on investment securities - taxable	642	461	332	222
Interest on tax exempt loans and securities	1,132	1,141	579	570
Total interest income	26,962	20,332	13,580	10,694

INTEREST EXPENSE
Interest on deposits	3,837	2,889	1,949	1,522
Interest on repurchase agreements	38	44	17	20
Interest on FHLB and other borrowings	545	334	319	177
Interest on subordinated debt	1,105	1,092	553	549
Total interest expense	5,525	4,359	2,838	2,268

NET INTEREST INCOME	21,437	15,973	10,742	8,426
Provision for loan losses	1,900	1,220	1,275	561
Net interest income after provision for loan losses	19,537	14,753	9,467	7,865

NONINTEREST INCOME
Service charges on deposit accounts	358	296	185	164
Income on bank owned life insurance	319	332	158	165
Visa debit card and interchange income	601	440	309	231
Mortgage fee income	16,182	14,926	9,397	8,617
Gain on sale of portfolio loans	600	800	451	454
Insurance and investment services income	175	178	122	107
Gain on sale of securities	603	126	222	5
Gain on derivatives	1,432	2,106	1,031	(143)
Other operating income	343	215	126	47
Total noninterest income	20,613	19,419	12,001	9,647

NONINTEREST EXPENSES
Salary and employee benefits	22,044	18,140	11,735	9,292
Occupancy expense	1,839	1,622	901	812
Equipment depreciation and maintenance	1,146	939	586	470
Data processing and communications	2,381	1,819	1,256	920
Mortgage processing	1,654	1,536	793	790
Marketing, contributions and sponsorships	647	681	350	350
Professional fees	1,543	1,277	838	617
Printing, postage and supplies	417	347	202	165
Insurance, tax and assessment expense	732	809	359	399
Travel, entertainment, dues and subscriptions	819	696	451	402
Other operating expenses	434	561	285	328
Total noninterest expense	33,656	28,427	17,756	14,545
Income from continuing operations, before income taxes	6,494	5,745	3,712	2,967
Income tax expense - continuing operations	2,134	1,906	1,254	888
Net Income from continuing operations	4,360	3,839	2,458	2,079
Income from discontinued operations, before income taxes	6,346	275	6,516	(279)
Income tax expense - discontinued operations	2,411	106	2,475	(105)
Net Income from discontinued operations	3,935	169	4,041	(174)
Net Income	$8,295	$4,008	$6,499	$1,905
Preferred dividends	500	285	314	143
Net Income available to common shareholders	$7,795	$3,723	$6,185	$1,762

Earnings per share from continuing operations - basic	$0.48	$0.45	$0.27	$0.24
Earnings per share from discontinued operations - basic	$0.49	$0.02	$0.50	$(0.02)
Earnings per common shareholder - basic	$0.97	$0.47	$0.77	$0.22

Earnings per share from continuing operations - diluted	$0.45	$0.43	$0.25	$0.23
Earnings per share from discontinued operations - diluted	$0.40	$0.02	$0.38	$(0.02)
Earnings per common shareholder - diluted	$0.85	$0.45	$0.63	$0.21

Cash dividends declared	$0.04	$0.04	$0.02	$0.04
Weighted average shares outstanding - basic	8,070,082	7,987,333	8,078,000	7,987,333
Weighted average shares outstanding - diluted	9,925,573	9,933,614	10,433,120	9,934,355

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited) (Dollars in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Income	$8,295	$4,008	$6,499	$1,905

Other comprehensive income (loss):

Unrealized holding gains during the year	2,220	114	1,802	(425)

Unrealized holding gains during the year related to reclassified held-to-maturity securities	1,825	—	—	—

Income tax effect	(1,618)	(44)	(721)	170

Reclassification adjustment for gain recognized in income	(334)	(126)	(222)	(5)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	(269)	—	—	—

Income tax effect	241	50	89	2

Change in defined benefit pension plan	(817)	527	(300)	800

Income tax effect	327	(211)	120	(320)

Total other comprehensive income	1,575	310	768	222

Comprehensive income	$9,870	$4,318	$7,267	$2,127

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited) (Dollars in thousands except per share data)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Equity

Balance December 31, 2014	$16,334	$8,034	$74,342	$14,454	$(2,642)	$(1,084)	$109,438

Net Income	—	—	—	4,008	—	—	4,008
Other comprehensive income	—	—	—	—	310	—	310
Cash dividends paid ($0.04 per share)	—	—	—	(319)	—	—	(319)
Dividends on preferred stock (See Footnote 7)	—	—	—	(285)	—	—	(285)
Stock based compensation	—	—	203	—	—	—	203
Common stock options exercised	—	14	(95)	—	—	—	(81)

Balance June 30, 2015	$16,334	$8,048	$74,450	$17,858	$(2,332)	$(1,084)	$113,274

Balance December 31, 2015	$16,334	$8,113	$74,228	$20,054	$(2,933)	$(1,084)	$114,712

Net Income	—	—	—	8,295	—	—	8,295
Other comprehensive income	—	—	—	—	1,575	—	1,575
Cash dividends paid ($0.04 per share)	—	—	—	(323)	—	—	(323)
Dividends on preferred stock (See Footnote 7)	—	—	—	(500)	—	—	(500)
Stock based compensation	—	—	268	—	—	—	268
Common stock options exercised	—	16	(24)	—	—	—	(8)

Balance June 30, 2016	$16,334	$8,129	$74,472	$27,526	$(1,358)	$(1,084)	$124,019

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited) (Dollars in thousands)

	Six months ended
	June 30,	June 30,
	2016	2015
OPERATING ACTIVITIES
Net Income	$8,295	$4,008
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization and accretion of investments	395	387
Net amortization of deferred loan fees	1	(4)
Provision for loan losses	1,900	1,220
Depreciation and amortization	1,665	932
Stock based compensation	268	203
Loans originated for sale	(757,377)	(708,970)
Proceeds of loans sold	744,511	677,116
Mortgage fee income	(16,182)	(14,926)
Gain on sale of securities	(605)	(126)
Loss on sale of securities	2	—
Gain on sale of portfolio loans	(600)	(800)
Gain on sale of subsidiary	(6,926)	—
Income on bank owned life insurance	(319)	(332)
Deferred taxes	(656)	254
Other, net	5,364	(195)
Net cash used in operating activities	(20,264)	(41,233)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(61,072)	(22,733)
Maturities/paydowns of investment securities available-for-sale	9,065	13,521
Maturities/paydowns of investment securities held-to-maturity	400	790
Sales of investment securities available-for-sale	39,527	11,484
Sale of investment securities held to maturity	—	421
Purchases of premises and equipment	(1,274)	(1,105)
Disposals of premises and equipment from sale of subsidiary	581	—
Net increase in loans	(55,552)	(112,380)
Purchases of restricted bank stock	(14,114)	(12,418)
Redemptions of restricted bank stock	12,752	9,498
Proceeds from sale of certificates of deposit with banks	—	248
Proceeds from sale of other real estate owned	15	239
Proceeds from sale of subsidiary	7,047	—
Net cash used in investing activities	(62,625)	(112,435)
FINANCING ACTIVITIES
Net increase in deposits	54,928	67,742
Net increase (decrease) in repurchase agreements	(1,389)	(6,410)
Net change in short-term FHLB borrowings	29,856	77,041
Principal payments on FHLB borrowings	(46)	(83)
Common stock options exercised	(8)	(81)
Cash dividends paid on common stock	(323)	(319)
Cash dividends paid on preferred stock	(500)	(285)
Net cash provided by financing activities	82,518	137,605
(Decrease) in cash and cash equivalents	(371)	(16,063)
Cash and cash equivalents at beginning of period	29,133	30,077
Cash and cash equivalents at end of period	$28,762	$14,014

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$127	$—
Cashless stock options exercised	$16	$169
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$5,404	$5,391
Income taxes	$1,382	$1,900

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements included in the Company’s 2015 filing on Form 10-K.  Operating results for the six and three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

All financial information is reported on a continuing operations basis, unless otherwise noted. See Note 12 to the consolidated financial statements for a discussion regarding discontinued operations.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Note 2 – Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is in contrast to existing guidance whereby credit losses generally are not recognized until they are incurred. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

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

There were no investment securities held-to-maturity at June 30, 2016.

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2015, including gross unrealized gains and losses, are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
Municipal securities	$52,859	$1,699	$(88)	$54,470
Total investment securities held–to-maturity	$52,859	$1,699	$(88)	$54,470

Amortized cost and fair values of investment securities available-for-sale at June 30, 2016 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$24,004	$147	$(83)	$24,068
U.S. Sponsored Mortgage-backed securities	45,021	152	(250)	44,923
Municipal securities	60,942	2,717	(5)	63,654
Total debt securities	129,967	3,016	(338)	132,645
Equity and other securities	6,040	159	—	6,199
Total investment securities available-for-sale	$136,007	$3,175	$(338)	$138,844

Amortized cost and fair values of investment securities available-for-sale at December 31, 2015 are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gain	Loss	Value
U.S. Agency securities	$29,532	$—	$(181)	$29,351
U.S. Sponsored Mortgage-backed securities	34,246	1	(533)	33,714
Municipal securities	1,775	23	—	1,798
Total debt securities	65,553	24	(714)	64,863
Equity and other securities	5,309	95	(11)	5,393
Total investment securities available-for-sale	$70,862	$119	$(725)	$70,256

The following tables summarize amortized cost and fair values of debt securities by maturity at June 30, 2016:

	Available for sale
	Amortized	Fair
	Cost	Value
Within one year	$1,497	$1,502
After one year, but within five	15,050	15,315
After five years, but within ten	10,441	10,771
After ten years	102,979	105,057
Total	$129,967	$132,645

Investment securities with a carrying value of $75.8 million at June 30, 2016, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company's investment portfolio includes securities that are in an unrealized loss position as of June 30, 2016, the details of which are included in the following table.  Although these securities, if sold at June 30, 2016 would result in a pretax loss of $338 thousand the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is not more likely than not the Company would sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of June 30, 2016, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.

The following table discloses investments in an unrealized loss position at June 30, 2016:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$10,382	$(83)	$—	$—
U.S. Sponsored Mortgage-backed securities (13)	1,214	(1)	19,431	(249)
Municipal securities (1)	426	(5)	—	—
Equity and other securities (0)	—	—	—	—
	$12,022	$(89)	$19,431	$(249)

The following table discloses investments in an unrealized loss position at December 31, 2015:

Description and number of positions	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$28,351	$(181)	$—	$—
U.S. Sponsored Mortgage-backed securities (19)	20,647	(233)	11,862	(300)
Municipal securities (22)	3,827	(32)	5,559	(56)
Equity and other securities (1)	2,489	(11)	—	—
	$55,314	$(457)	$17,421	$(356)

For the three month period ended June 30, 2016 and 2015, the Company sold investments available-for-sale of $18.3 million and $0, respectively, resulting in gross gains of $224 thousand and $0, respectively, and gross losses of $2 thousand and $0, respectively.

For the six month period ended June 30, 2016 and 2015, the Company sold investments available-for-sale of $39.5 million and $11.4 million, respectively, resulting in gross gains of $605 thousand and $121 thousand, respectively, and gross losses of $2 thousand and $0, respectively.

The Company sold no held-to-maturity investments during the three month period ended June 30, 2016 and sold investments held-to maturity of $421 thousand, resulting in gross gains of $5 thousand and no gross losses, during the three month period ended June 30, 2015. The held-to-maturity investment was sold due to a credit downgrade.

Note 4 – Loans and Allowance for Loan Losses

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of June 30, 2016 and 2015, net deferred fees and costs of $863 thousand and $1.2 million, respectively, were included in the carrying value of loans.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans. The liability for unfunded commitments was $224 thousand and $164 thousand respectively as of June 30, 2016 and 2015.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2016:

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance March 31, 2016	$6,221	$1,157	$747	$322	$8,447
Charge-offs	(578)	(57)	—	—	(635)
Recoveries	—	—	—	4	4
Provision	1,313	(89)	11	40	1,275
ALL balance June 30, 2016	$6,956	$1,011	$758	$366	$9,091

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(680)	(124)	—	(22)	(826)
Recoveries	—	—	—	11	11
Provision	1,570	40	43	247	1,900
ALL balance June 30, 2016	$6,956	$1,011	$758	$366	$9,091
Individually evaluated for impairment	$1,338	$—	$—	$258	$1,596
Collectively evaluated for impairment	$5,618	$1,011	$758	$108	$7,495

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2016:

(in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,101	$763	$28	$379	$13,271
Collectively evaluated for impairment	749,201	241,157	68,526	15,351	1,074,235
Total Loans	$761,302	$241,920	$68,554	$15,730	$1,087,506

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2015:

			Home
(in thousands)	Commercial	Residential	Equity	Consumer	Total
ALL balance March 31, 2015	$4,647	$957	$680	$197	$6,481
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	5	5
Provision	554	61	(48)	(6)	561
ALL balance June 30, 2015	$5,201	$1,018	$632	$196	$7,047

			Home
	Commercial	Residential	Equity	Consumer	Total
ALL balance December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(410)	(14)	—	—	(424)
Recoveries	21	1	1	5	28
Provision	1,227	69	(60)	(16)	1,220
ALL balance June 30, 2015	$5,201	$1,018	$632	$196	$7,047
Individually evaluated for impairment	$605	$303	$28	$7	$943
Collectively evaluated for impairment	$4,596	$715	$604	$189	$6,104

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2015:

(in thousands)	Commercial	Residential	Equity	Consumer	Total
Individually evaluated for impairment	$12,627	$1,008	$28	$11	$13,674
Collectively evaluated for impairment	644,457	183,535	53,078	16,341	897,411
Total Loans	$657,084	$184,543	$53,106	$16,352	$911,085

Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include current risk grade payment status and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Company also separately evaluates individual consumer loans for impairment. The Chief Credit Officer identifies these loans individually by monitoring the delinquency status of the Bank’s portfolio. Once identified, the Bank’s ongoing communications with the borrower allow Management to evaluate the significance of the payment delays and the circumstances surrounding the loan and the borrower.

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

During December 2013 the Bank purchased $74.3 million in performing commercial real estate secured loans in the northern Virginia area. At the time of acquisition, none of these loans were considered impaired. They were acquired at a premium of roughly 1.024 or $1.8 million, which is being amortized in accordance with ASC 310-20. These loans are collectively evaluated for impairment under ASC 450. The loans continue to be individually monitored for payoff activity, and any necessary adjustments to the premium are made accordingly. As of June 30, 2016 and December 31, 2015, these balances totaled $28.2 million and $46.8 million, respectively. Of the $46.1 million decrease, MVB refinanced $19.6 million, sold participations totaling $7.5 million and sold $9.7 million back to the institution from which the loans were originally purchased in December 2013. The remainder of the decrease was the result of principal paydowns. The weighted average yield on the remaining portfolio is 5.02%.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2016 and December 31, 2015 (in thousands):

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
June 30, 2016	Investment	Allowance	Investment	Investment	Balance
Commercial
Commercial Business	$1,565	$613	$3,390	$4,955	$4,955
Commercial Real Estate	3,905	633	282	4,187	4,780
Acquisition & Development	424	92	2,535	2,959	4,436
Total Commercial	5,894	1,338	6,207	12,101	14,171
Residential	—	—	763	763	768
Home Equity	—	—	28	28	28
Consumer	379	258	—	379	382
Total impaired loans	$6,273	$1,596	$6,998	$13,271	$15,349

December 31, 2015
Commercial
Commercial Business	$574	$4	$3,260	$3,834	$3,834
Commercial Real Estate	7,587	513	—	7,587	7,587
Acquisition & Development	1,800	191	956	2,756	4,131
Total Commercial	9,961	708	4,216	14,177	15,552
Residential	1,045	276	22	1,067	1,067
Home Equity	28	28	—	28	28
Consumer	103	1	—	103	103
Total impaired loans	$11,137	$1,013	$4,238	$15,375	$16,750

Impaired loans have decreased by $2.1 million, or 14% during the first six months of 2016, primarily the result of the net impact of four commercial loans. A $5.0 million loan to finance commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government, was purchased from another financial institution in late 2013. In the first quarter of 2016, this $5.0 million loan was repurchased by the selling financial institution thereby decreasing total impaired loans by $5.0 million. In contrast, a $1.8 million commercial real estate loan (net of a $651 thousand participation) was identified as impaired in the first quarter of 2016 as a result of an extended stabilization and interest only period, as well as a lack of project specific cash flows. A charge-off of $535 thousand was incurred on this loan in the second quarter of 2016. The remaining two loans that caused the most significant change to total impaired loans in 2016, which are related commercial loans within a single relationship, totaled $1.0 million and were identified as impaired in the second quarter of 2016 as a result of a decline in the coal industry. The net effect of these three significant impairment items was $2.7 million. The remaining $600 thousand of the decrease in impaired loans since December 31, 2015 was the net effect of multiple other factors, including the identification of nine impaired commercial loans with a total balance of $760 thousand, the identification of an impaired installment loan with a balance of $266 thousand,  $224 thousand in partial charge-offs, the foreclosure upon a $127 thousand impaired residential real estate loan, and normal loan amortization.

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Six months ended			Three months ended
	June 30, 2016			June 30, 2016
		Interest	Interest		Interest	Interest
	Average	Income	Income	Average	Income	Income
	Investment	Recognized	Recognized on	Investment	Recognized	Recognized
	in Impaired	on Accrual	Cash	in Impaired	on Accrual	on Cash
	Loans	Basis	Basis	Loans	Basis	Basis
Commercial
Commercial Business	$3,553	$78	$65	$3,843	$39	$39
Commercial Real Estate	4,542	56	50	6,526	28	25
Acquisition & Development	2,686	4	6	2,651	2	3
Total Commercial	10,781	138	121	13,020	69	67
Residential	962	10	14	865	5	9
Home Equity	28	1	1	28	—	—
Consumer	283	—	—	368	—	—
Total	$12,054	$149	$136	$14,281	$74	$76

	Six months ended			Three months ended
	June 30, 2015			June 30, 2015
	Average	Interest	Interest	Average	Interest	Interest
	Investment	Income	Income	Investment	Income	Income
	in Impaired	Recognized on	Recognized on	in Impaired	Recognized on	Recognized on
	Loans	Accrual Basis	Cash Basis	Loans	Accrual Basis	Cash Basis
Commercial
Commercial Business	$3,369	$78	$75	$3,228	$39	$39
Commercial Real Estate	6,538	30	25	6,533	15	12
Acquisition & Development	3,337	4	4	3,147	2	2
Total Commercial	13,244	112	104	12,908	56	53
Residential	948	10	2	946	5	—
Home Equity	28	1	1	28	—	—
Consumer	2	—	—	1	—	—
Total	$14,222	$123	$107	$13,883	$61	$53

As of June 30, 2016, the Bank held three foreclosed residential real estate properties representing $271 thousand, or 77%, of the total balance of other real estate owned. There are six additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $611 thousand as of June 30, 2016.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2016 and December 31, 2015 (in thousands):

		Special
June 30, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$330,945	$3,406	$8,680	$577	$343,608
Commercial Real Estate	304,646	4,650	4,845	1,522	315,663
Acquisition & Development	95,975	2,985	1,641	1,430	102,031
Total Commercial	731,566	11,041	15,166	3,529	761,302
Residential	239,416	1,489	515	500	241,920
Home Equity	67,905	564	85	—	68,554
Consumer	14,986	297	19	428	15,730
Total Loans	$1,053,873	$13,391	$15,785	$4,457	$1,087,506

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$288,549	$7,949	$3,411	$574	$300,483
Commercial Real Estate	299,560	9,761	8,436	—	317,757
Acquisition & Development	105,585	2,739	1,223	1,532	111,079
Total Commercial	693,694	20,449	13,070	2,106	729,319
Residential	214,184	1,764	1,168	250	217,366
Home Equity	67,645	416	63	—	68,124
Consumer	16,679	311	371	—	17,361
Total Loans	$992,202	$22,940	$14,672	$2,356	$1,032,170

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2016 and December 31, 2015 (in thousands):

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
June 30, 2016	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$341,801	$114	$—	$1,693	$1,807	$343,608	$1,693	$—
Commercial Real Estate	314,693	—	—	970	970	315,663	2,279	—
Acquisition & Development	99,226	—	—	2,805	2,805	102,031	2,805	—
Total Commercial	755,720	114	—	5,468	5,582	761,302	6,777	—
Residential	241,642	3	97	178	278	241,920	986	—
Home Equity	68,485	46	23	—	69	68,554	59	—
Consumer	15,323	28	—	379	407	15,730	379	—
Total	$1,081,170	$191	$120	$6,025	$6,336	$1,087,506	$8,201	$—

		30-59 Days	60-89 Days	90 Days +	Total		Non-	90+ Days
December 31, 2015	Current	Past Due	Past Due	Past Due	Past Due	Total Loans	Accrual	Still Accruing
Commercial
Commercial Business	$299,515	$300	$—	$668	$968	$300,483	$687	$—
Commercial Real Estate	307,029	436	4,731	5,561	10,728	317,757	5,020	541
Acquisition & Development	107,607	678	—	2,794	3,472	111,079	2,488	307
Total Commercial	714,151	1,414	4,731	9,023	15,168	729,319	8,195	848
Residential	214,326	1,838	576	626	3,040	217,366	803	—
Home Equity	67,908	23	193	—	216	68,124	36	—
Consumer	16,921	48	21	371	440	17,361	371	—
Total	$1,013,306	$3,323	$5,521	$10,020	$18,864	$1,032,170	$9,405	$848

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At June 30, 2016 and December 31, 2015, the Bank had specific reserve allocations for TDR’s of $347 thousand and $672, thousand respectively.

Loans considered to be troubled debt restructured loans totaled $8.8 million and $9.3 million as of June 30, 2016 and December 31, 2015, respectively. $2.4 million and $2.5 million, respectively, represent three loans to two borrowers that have defaulted under the restructured terms. All three loans are commercial acquisition and development loans that were considered restructured due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of June 30, 2016 and December 31, 2015. Two additional restructured loans, a $214 thousand commercial real estate loan and a $348 thousand mortgage loan, are considered non-performing as of June 30, 2016. Both of these loans were also considered restructured due to extended interest only periods and/or unsatisfactory repayment structures.

There were no new TDR’s for the three months ended June 30, 2016 and 2015.

NOTE 5 - BORROWED FUNDS

Short-term Borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $209.8 million at June 30, 2016, compared to $179.9 million at December 31, 2015.

Information related to short-term borrowings is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Balance at end of period	$209,773	$179,917
Average balance during the three and twelve months ended	177,368	121,425
Maximum month-end balance during the three and twelve months ended	209,773	179,917
Weighted-average rate during the three and twelve months ended	0.47%	0.34%
Rate at end of period	0.48%	0.44%

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

All of the Company’s repurchase agreements were overnight agreements at June 30, 2016 and December 31, 2015. These borrowings were collateralized with investment securities with a carrying value of $26.9 million and $28.3 million at June 30, 2016 and December 31, 2015, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $26.0 million at June 30, 2016, compared to $27.4 million at December 31, 2015.

Information related to repurchase agreements is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Balance at end of period	$26,048	$27,437
Average balance during the three and twelve months ended	28,816	26,884
Maximum month-end balance during the three and twelve months ended	29,561	32,470
Weighted-average rate during the three and twelve months ended	0.26%	0.31%
Rate at end of period	0.24%	0.30%

Term notes from the FHLB were as follows:	June 30,	December 31,
(Dollars in thousands)	2016	2015

Fixed interest rate notes, originating between April 2002 and December 2007, due between July 2016 and April 2022, interest of between 4.50% and 5.90% payable monthly	$2,426	$2,461

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	809	820
	$3,235	$3,281

Subordinated Debt

Information related to subordinated debt is summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Balance at end of period	$33,524	$33,524
Average balance during the three and twelve months ended	33,524	33,524
Maximum month-end balance during the three and twelve months ended	33,524	33,524
Weighted-average rate during the three and twelve months ended	6.57%	6.55%
Rate at end of period	6.59%	6.57%

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

The Company reflects subordinated debt in the amount of $33.5 million as of June 30, 2016 and December 31, 2015 Interest expense was $1.1 million and $1.1 million for the six months ended June 30, 2016 and 2015.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows:

(dollars in thousands)

Year	Amount
2016	$209,820
2017	615
2018	81
2019	85
2020	90
Thereafter	35,841
$246,532

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

•

Available-for-sale investment securities –Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2015 and the six months ended June 30, 2016. Valuation techniques are consistent with techniques used in prior periods.

•

Loans held for sale – Loans held for sale are carried at fair value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on the committed market rates or the price secondary markets are currently offering for similar loans using observable market data.

•

Interest rate lock commitment – For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii)

the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value.

•

Interest rate cap – The fair value of the interest rate cap is determined at the end of each quarter by using Bloomberg Finance which values the interest rate cap using observable inputs from forward and futures yield curves as well as standard market volatility.

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

The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2016
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$24,068	$—	$24,068
U.S. Sponsored Mortgage backed securities	—	44,923	—	44,923
Municipal securities	—	63,654	—	63,654
Equity and Other securities	686	5,513	—	6,199
Loans held for sale	—	131,671	—	131,671
Interest rate lock commitment	—	—	3,625	3,625
Interest rate swap	—	1,475	—	1,475
Interest rate cap	—	64	—	64
Liability:
Interest rate swap	—	1,475	—	1,475
Forward sales commitments	—	2,077	—	2,077

	December 31, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$29,351	$—	$29,351
U.S. Sponsored Mortgage backed securities	—	33,714	—	33,714
Municipal securities	—	1,798	—	1,798
Equity and Other securities	—	5,393	—	5,393
Loans held for sale	—	102,623	—	102,623
Interest rate lock commitment	—	—	1,583	1,583
Interest rate swap	—	405	—	405
Interest rate cap	—	437	—	437
Liabilities:
Interest rate swap	—	405	—	405

The following table represents recurring level III assets:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
Interest Rate Lock Commitments	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(in thousands)
Balance, beginning of period	$2,769	$1,790	$1,583	$1,020

Realized and unrealized gains (loss) included in earnings	856	(137)	2,042	633

Balance, end of period	$3,625	$1,653	$3,625	$1,653

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are included in the tables below:

	June 30, 2016
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$11,675	$11,675
Other real estate owned	—	—	353	353

	December 31, 2015
(in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$14,362	$14,362
Other real estate owned	—	—	239	239

The following tables present quantitative information about the Level 3 significant unobservable inputs for assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015.

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
June 30, 2016:
Impaired loans	$11,675	Appraisal of collateral (1)	Appraisal adjustments(2)	20% - 62%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$353	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation	Unobservable
(Dollars in thousands)	Fair Value	Technique	Input	Range
December 31, 2015:
Impaired loans	$14,362	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 62%
			Liquidation expense (2)	5% - 10%

Other real estate owned	$239	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not observable.
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

Interest rate lock commitment: For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value. The “pull through rate” range from 78% – 82% and 78% - 82% as of June 30, 2016 and December 31, 2015.

Interest rate cap: The fair value of the interest rate cap is determined at the end of each quarter by using Bloomberg Finance which values the interest rate cap using observable inputs from forward and futures yield curves as well as standard market volatility.

Interest rate swap: Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (in thousands):

Fair Value Measurements at:

			Quoted Prices in	Significant	Significant
			Active Markets For	Other	Unobservable
	Carrying	Estimated	Identical Assets	Observable	Inputs
	Value	Fair Value	(Level 1)	Inputs (Level 2)	(Level 3)
June 30, 2016:
Financial assets:
Cash and cash equivalents	$28,762	$28,762	$28,762	$—	$—
Certificates of deposits with other banks	13,150	13,394	—	13,394	—
Securities available-for-sale	138,844	138,844	—	138,844	—
Loans held for sale	131,671	131,671	—	131,671	—
Loans, net	1,078,415	1,072,011	—	—	1,072,011
Mortgage servicing rights	662	662	—	—	662
Interest rate lock commitment	3,625	3,625	—	—	3,625
Interest rate swap	1,475	1,475	—	1,475	—
Interest rate cap	64	64	—	64	—
Accrued interest receivable	3,974	3,974	—	754	3,220

Financial liabilities:
Deposits	$1,067,242	$1,081,195	$—	$1,081,195	$—
Repurchase agreements	26,048	26,048	—	26,048	—
FHLB and other borrowings	213,008	213,015	—	213,015	—
Interest rate swap	1,475	1,475	—	1,475	—
Forward sales commitments	2,077	2,077	—	2,077	—
Accrued interest payable	720	720	—	720	—
Subordinated debt	33,524	32,172	—	32,172	—

December 31, 2015
Financial assets:
Cash and cash equivalents	$29,133	$29,133	$29,133	$—	$—
Certificates of deposits with other banks	13,150	13,270	—	13,270	—
Securities available-for-sale	70,256	70,256	—	70,256	—
Securities held-to-maturity	52,859	54,470	—	54,470	—
Loans held for sale	102,623	102,623	—	102,623	—
Loans, net	1,024,164	1,034,832	—	—	1,034,832
Mortgage servicing rights	956	956	—	—	956
Interest rate lock commitment	1,583	1,583	—	—	1,583
Interest rate swap	405	405	—	405	—
Interest rate cap	437	437	—	437	—
Accrued interest receivable	3,356	3,356	—	723	2,633

Financial liabilities:
Deposits	$1,012,314	$1,015,521	$—	$1,015,521	$—
Repurchase agreements	27,437	27,437	—	27,437	—
FHLB and other borrowings	183,198	183,211	—	183,211	—
Interest rate swap	405	405	—	405	—
Accrued interest payable	474	474	—	474	—
Subordinated debt	33,524	32,172	—	32,172	—

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

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  The Company issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  Through March 8, 2016, the company's loan production qualified for the lowest dividend rate possible of 1%. Beginning March 9, 2016, the dividend rate increased to 9% and will remain as such until the SBLF is retired.

Note 8 – Net Income Per Common Share

The Company determines basic earnings per share by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income less dividends on convertible preferred stock plus interest on convertible subordinated debt by the weighted average number of shares outstanding increased by both the number of shares that would be issued assuming the exercise of stock options under the Company’s 2003 and 2013 Stock Incentive Plans and the conversion of preferred stock and subordinated debt if dilutive. Earnings per share available for the common shareholder has been corrected from prior year. The prior year calculation included convertible preferred stock in the dilutive calculations instead of the convertible subordinated debt. The net effect resulted in a decrease of one penny in dilutive earnings per share for both the six and three months ended June 30, 2015.

	For the six months ended		For the three months ended
	June 30,		June 30,
(Dollars in thousands except shares and per share data)	2016	2015	2016	2015

Numerator for basic earnings per share:
Net Income from continuing operations	$4,360	$3,839	$2,458	$2,079
Less: Dividends on preferred stock	500	285	314	143
Net income from continuing operations available to common shareholders - basic	3,860	3,554	2,144	1,936
Net Income from discontinued operations available to common shareholders - basic and diluted	3,935	169	4,041	(174)
Net Income available to common shareholders	$7,795	$3,723	$6,185	$1,762

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$3,860	$3,554	$2,144	$1,936
Add: Interest on convertible subordinated debt (tax effected)	622	698	312	349
Add: Dividends on convertible preferred stock	—	—	122	—
Net income available to common shareholders from continuing operations - diluted	$4,482	$4,252	$2,578	$2,285

Denominator:
Total average shares outstanding	8,070,082	7,987,333	8,078,000	7,987,333
Effect of dilutive convertible preferred stock	—	—	489,625	—
Effect of dilutive convertible subordinated debt	1,837,500	1,837,500	1,837,500	1,837,500
Effect of dilutive stock options	17,991	108,781	27,995	109,522
Total diluted average shares outstanding	9,925,573	9,933,614	10,433,120	9,934,355

Earnings per share from continuing operations - basic	$0.48	$0.45	$0.27	$0.24
Earnings per share from discontinued operations - basic	$0.49	$0.02	$0.50	$(0.02)
Earnings per share common shareholder - basic	$0.97	$0.47	$0.77	$0.22

Earnings per share from continuing operations - diluted	$0.45	$0.43	$0.25	$0.23
Earnings per share from discontinued operations - diluted	$0.40	$0.02	$0.38	$(0.02)
Earnings per share common shareholder - diluted	$0.85	$0.45	$0.63	$0.21

Note 9 – Segment Reporting

For the current reporting period, the Company has identified four reportable segments: commercial and retail banking; mortgage banking; financial holding company; and insurance services. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 12. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company is reorganizing MVB Insurance as a subsidiary of the Bank.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015 are as follows:

	Commercial &		Financial
Three months ended June 30, 2016	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$12,591	$1,154	$1	$—	$(166)	$13,580
Mortgage fee income	(73)	9,750	—	—	(280)	9,397
Insurance and investment services income	122	—	—	—	—	122
Other income	1,404	1,157	1,252	—	(1,332)	2,481
Total operating income	14,044	12,061	1,253	—	(1,778)	25,580
Expenses:
Interest expense	2,159	572	553	—	(446)	2,838
Provision for loan losses	1,275	—	—	—	—	1,275
Salaries and employee benefits	2,899	7,430	1,406	—	—	11,735
Other expense	4,431	1,982	939	—	(1,332)	6,020
Total operating expenses	10,764	9,984	2,898	—	(1,778)	21,868
Income (loss) from continuing operations, before income taxes	3,280	2,077	(1,645)	—	—	3,712
Income tax expense (benefit) - continuing operations	1,012	800	(558)	—	—	1,254
Net income (loss) from continuing operations	2,268	1,277	(1,087)	—	—	2,458
Income (loss) from discontinued operations, before income taxes	—	—	6,926	(410)	—	6,516
Income tax expense (benefit) - discontinued operations	—	—	2,629	(154)	—	2,475
Net income (loss) from discontinued operations	—	—	4,297	(256)	—	4,041
Net income (loss)	2,268	1,277	3,210	(256)	—	6,499
Preferred stock dividends	—	—	314	—	—	314
Net income (loss) available to common shareholders	$2,268	$1,277	$2,896	$(256)	$—	$6,185

Capital expenditures for the three-month period ended June 30, 2016	$404	$114	$106	$—	$—	$624
Total assets as of June 30, 2016	1,477,737	156,334	160,168	—	(309,277)	1,484,962
Total assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of June 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	$1,598	$16,882	$—	$—	$—	$18,480

	Commercial &		Financial
Three months ended June 30, 2015	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$9,718	$1,137	$—	$—	$(161)	$10,694
Mortgage fee income	76	8,833	—	—	(292)	8,617
Insurance and investment services income	107	—	—	—	—	107
Other income	1,072	(88)	1,035	—	(1,096)	923
Total operating income	10,973	9,882	1,035	—	(1,549)	20,341
Expenses:
Interest expense	1,644	529	549	—	(454)	2,268
Provision for loan losses	561	—	—	—	—	561
Salaries and employee benefits	2,663	5,574	1,055	—	—	9,292
Other expense	3,812	1,888	648	—	(1,095)	5,253
Total operating expenses	8,680	7,991	2,252	—	(1,549)	17,374
Income (loss) from continuing operations, before income taxes	2,293	1,891	(1,217)	—	—	2,967
Income tax expense (benefit) - continuing operations	584	723	(419)	—	—	888
Net income (loss) from continuing operations	1,709	1,168	(798)	—	—	2,079
(Loss) from discontinued operations, before income taxes	—	—	—	(279)	—	(279)
Income tax (benefit) - discontinued operations	—	—	—	(105)	—	(105)
Net (loss) from discontinued operations	—	—	—	(174)	—	(174)
Net Income (loss)	1,709	1,168	(798)	(174)	—	1,905
Preferred stock dividends	—	—	143	—	—	143
Net income (loss) available to common shareholders	$1,709	$1,168	$(941)	$(174)	$—	$1,762

Capital expenditures for the three-month period ended June 30, 2015	$424	$71	$214	2	$—	$711
Total assets as of June 30, 2015	1,248,697	139,767	142,260	4,321	(281,979)	1,253,066
Total assets as of December 31, 2014	1,048,101	101,791	141,645	4,031	(185,109)	1,110,459
Goodwill as of June 30, 2015	897	16,882	—	—	—	17,779
Goodwill as of December 31, 2014	$897	$16,882	$—	$—	$—	$17,779

	Commercial &		Financial
Six months ended June 30, 2016	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$25,055	$2,095	$1	$—	$(189)	$26,962
Mortgage fee income	(95)	16,859	—	—	(582)	16,182
Insurance and investment services income	175	—	—	—	—	175
Other income	2,474	1,835	2,866	—	(2,921)	4,254
Total operating income	27,609	20,789	2,867	—	(3,692)	47,573
Expenses:
Interest expense	4,199	991	1,105	—	(770)	5,525
Provision for loan losses	1,900	—	—	—	—	1,900
Salaries and employee benefits	5,730	13,142	3,172	—	—	22,044
Other expense	8,904	3,925	1,703	—	(2,922)	11,610
Total operating expenses	20,733	18,058	5,980	—	(3,692)	41,079
Income (loss) from continuing operations, before income taxes	6,876	2,731	(3,113)	—	—	6,494
Income tax expense (benefit) - continuing operations	2,150	1,058	(1,074)	—	—	2,134
Net income (loss) from continuing operations	4,726	1,673	(2,039)	—	—	4,360
Income (loss) from discontinued operations, before income taxes	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	—	—	2,629	(218)	—	2,411
Net income (loss) from discontinued operations	—	—	4,297	(362)	—	3,935
Net Income (loss)	4,726	1,673	2,258	(362)	—	8,295
Preferred stock dividends		—	500	—	—	500
Net income (loss) available to common shareholders	$4,726	$1,673	$1,758	$(362)	$—	$7,795

Capital expenditures for the six-month period ended June 30, 2016	$952	$155	$167	$—	$—	$1,274
Total assets as of June 30, 2016	1,477,737	156,334	160,168	—	(309,277)	1,484,962
Total assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of June 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	$1,598	$16,882	$—	$—	$—	$18,480

	Commercial &		Financial
Six months ended June 30, 2015	Retail	Mortgage	Holding		Intercompany
(in thousands)	Banking	Banking	Company	Insurance	Eliminations	Consolidated
Revenues:
Interest income	$18,621	$1,966	$1	$—	$(256)	$20,332
Mortgage fee income	63	15,385	—	—	(522)	14,926
Insurance and investment services income	178	—	—	—	—	178
Other income	1,839	2,600	2,193	—	(2,316)	4,316
Total operating income	20,701	19,951	2,194	—	(3,094)	39,752
Expenses:
Interest expense	3,142	903	1,092	—	(778)	4,359
Provision for loan losses	1,220	—	—	—	—	1,220
Salaries and employee benefits	5,441	10,664	2,035	—	—	18,140
Other expense	7,940	3,581	1,083	—	(2,316)	10,288
Total operating expenses	17,743	15,148	4,210	—	(3,094)	34,007
Income (loss) from continuing operations, before income taxes	2,958	4,803	(2,016)	—	—	5,745
Income tax expense (benefit) - continuing operations	751	1,838	(683)	—	—	1,906
Net income (loss) from continuing operations	2,207	2,965	(1,333)	—	—	3,839
Income from discontinued operations, before income taxes	—	—	—	275	—	275
Income tax expense - discontinued operations	—	—	—	106	—	106
Net income from discontinued operations	—	—	—	169	—	169
Net Income (loss)	2,207	2,965	(1,333)	169	—	4,008
Preferred stock dividends	—	—	285	—	—	285
Net income (loss) available to common shareholders	$2,207	$2,965	$(1,618)	$169	$—	$3,723

Capital expenditures for the six-month period ended June 30, 2015	$773	$99	$224	$9	$—	$1,105
Total assets as of June 30, 2015	1,248,697	139,767	142,260	4,321	(281,979)	1,253,066
Total assets as of December 31, 2014	1,048,101	101,791	141,645	4,031	(185,109)	1,110,459
Goodwill as of June 30, 2015	897	16,882	—	—	—	17,779
Goodwill as of December 31, 2014	$897	$16,882	$—	$—	$—	$17,779

Commercial & Retail Banking

For the three months ended June 30, 2016, the Commercial & Retail Banking segment earned $2.3 million compared to $1.7 million during the three months ended June 30, 2015. Net interest income increased $2.4 million, mainly the result of average loan balances increasing by $233.2 million. In addition, average interest bearing liabilities increased $228.4 million which led to a $515 thousand increase in interest expense. Noninterest income increased by $198 thousand, largely the result of an increase in gain on sale of securities of $218 thousand and a $47 thousand expense reduction due to the mark to market valuation of the interest rate cap. Noninterest expense increased $855 thousand, largely the result of a $176 increase in other operating expense, a $166 thousand increase in occupancy and equipment, a $236 thousand increase in salaries and employee benefits, and a $284 thousand increase in data processing and communications. In addition, income tax expense increased $428 thousand due to the increase in earnings.

For the six months ended June 30, 2016, the Commercial & Retail Banking segment earned $4.7 million compared to $2.2 million during the six months ended June 30, 2015. Net interest income increased $5.4 million, mainly the result of average loan balances increasing by $229.9 million. In addition, average interest bearing liabilities increased $224.2 million which led to a $1.1 million increase in interest expense. Noninterest income increased by $474 thousand, largely the result of an increase in gain on sale of securities of $407 thousand and a $115 thousand expense increase due to the mark to market valuation of the interest rate cap. Noninterest expense increased $1.3 million, largely the result of a $367 thousand increase in other operating expense and a $329 thousand increase in occupancy and equipment. In addition, income tax expense increased $1.4 million due to the increase in earnings.

Mortgage Banking

For the three months ended June 30, 2016, the Mortgage Banking segment earned $1.3 million compared to $1.2 million during the three months ended June 30, 2015. Net interest income decreased $26 thousand, noninterest income increased by $2.2 million and noninterest expense increased by $1.9 million. The $109 thousand earnings increase is largely due to a $1.2 million increase in gains related to the mark to market valuation of the interest rate lock commitments driven by a 3% increase in the locked mortgage loan pipeline for the three months ended June 30, 2016 compared to a 10% decrease in the locked mortgage pipeline for the three months ended June 30, 2015. In addition, loans held for sale increased from $116.3 million at June 30, 2015 to $131.7 million at June 30, 2016. Mortgage fee income also increased by $917 thousand. Personnel expense increased by $1.9 million and income tax expense increased $77 thousand due to the increase in earnings.

For the six months ended June 30, 2016, the Mortgage Banking segment earned $1.7 million compared to $3.0 million during the six months ended June 30, 2015. Net interest income increased $41 thousand, noninterest income increased by $709 thousand and noninterest expense increased by $2.8 million. The $1.3 million earnings decrease is largely due to a $789 thousand decrease in gains related to the mark to market valuation of the interest rate lock commitments driven by a 55% increase in the locked mortgage loan pipeline for the six months ended June 30, 2016 compared to a 73% increase in the locked mortgage pipeline for the six months ended June 30, 2015. In addition, loans held for sale increased from $116.3 million at June 30, 2015 to $131.7 million at June 30, 2016. Mortgage fee income also increased by $1.5 million. Personnel expense increased by $2.5 million and mortgage processing expense increased by $118 thousand. In addition, income tax expense decreased $780 thousand due to the decrease in earnings.

Financial Holding Company

Excluding discontinued operations, for the three months ended June 30, 2016, the Financial Holding Company segment lost $1.1 million compared to a loss of $798 thousand during the three months ended June 30, 2015. Interest expense increased $4 thousand, noninterest income increased $217 thousand and noninterest expense increased $642 thousand. In addition, the income tax (benefit) increased $139 thousand. The increase in noninterest income was mainly due to a $217 thousand increase in other operating income. The increase in noninterest expense was largely due to a $351 thousand increase in salaries and employee benefits and a $189 thousand increase in professional fees.

Excluding discontinued operations, for the six months ended June 30, 2016, the Financial Holding Company segment lost $2.0 million compared to a loss of $1.3 million during the six months ended June 30, 2015. Interest expense increased $13 thousand, noninterest income increased $673 thousand and noninterest expense increased $1.8 million. In addition, the income tax (benefit) increased $391 thousand. The increase in noninterest income was mainly due to a $602 thousand increase in other operating income and a $70 thousand increase in gain on sale of securities. The increase in noninterest expense was largely due to a $1.1 million increase in salaries and employee benefits, including a $500 thousand reorganization expense, and a $359 thousand increase in professional fees.

Insurance

For the three months ended June 30, 2016, the discontinued insurance segment lost $256 thousand compared to a $174 thousand loss during the three months ended June 30, 2015. Income tax benefit for the second quarter 2016 increased by $49 thousand.

For the six months ended June 30, 2016, the discontinued insurance segment lost $362 thousand compared to a $169 thousand profit during the six months ended June 30, 2015. Income tax benefit for the six months ended June 30, 2016 increased by $324 thousand.

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

Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations for the three months ended June 30, 2016 and 2015 is as follows:

	For the three months ended	For the three months ended
(in thousands)	June 30, 2016	June 30, 2015
Service cost	$—	$—
Interest cost	92	78
Expected Return on Plan Assets	(83)	(79)
Amortization of Net Actuarial Loss	59	64
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$68	$63

Contributions Paid	$40	$36

	For the six months ended	For the six months ended
(in thousands)	June 30, 2016	June 30, 2015
Service cost	$—	$—
Interest cost	184	157
Expected Return on Plan Assets	(165)	(158)
Amortization of Net Actuarial Loss	118	128
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$137	$127

Contributions Paid	$80	$72

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2016 and 2015:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	Amount	Amount	Amount	Amount
(in thousands)	Reclassified	Reclassified	Reclassified	Reclassified	Affected line item in the Statement
Details about AOCI Components	from AOCI	from AOCI	from AOCI	from AOCI	where net income is presented

Available-for-sale securities
Unrealized holding gains	$222	$5	$603	$126	Gain on sale of securities
	222	5	603	126	Total before tax
	(89)	(2)	(241)	(50)	Income tax expense
	133	3	362	76	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(59)	(64)	(118)	(128)	Salaries and benefits
	(59)	(64)	(118)	(128)	Total before tax
	24	25	47	50	Income tax expense
	(35)	(39)	(71)	(78)	Net of tax

Total reclassifications	$98	$(36)	$291	$(2)

	Unrealized
	gains (losses)
	on available-	Defined benefit
	for-sale	pension plan
(in thousands)	securities	items	Total

Balance at March 31, 2016	$754	$(2,880)	$(2,126)
Other comprehensive income (loss) before reclassification, net of tax	1,081	(215)	866
Amounts reclassified from AOCI, net of tax	(133)	35	(98)
Net current period OCI	948	(180)	768
Balance at June 30, 2016	$1,702	$(3,060)	$(1,358)

Balance at March 31, 2015	$(154)	$(2,400)	$(2,554)
Other comprehensive income (loss) before reclassification, net of tax	(255)	441	186
Amounts reclassified from AOCI, net of tax	(3)	39	36
Net current period OCI	(258)	480	222
Balance at June 30, 2015	$(412)	$(1,920)	$(2,332)

Balance at January 1, 2016	$(363)	$(2,570)	$(2,933)
Other comprehensive income (loss) before reclassification, net of tax	2,427	(561)	1,866
Amounts reclassified from AOCI, net of tax	(362)	71	(291)
Net current period OCI	2,065	(490)	1,575
Balance at June 30, 2016	$1,702	$(3,060)	$(1,358)

Balance at January 1, 2015	$(406)	$(2,236)	$(2,642)
Other comprehensive income (loss) before reclassification, net of tax	70	238	308
Amounts reclassified from AOCI, net of tax	(76)	78	2
Net current period OCI	(6)	316	310
Balance at June 30, 2015	$(412)	$(1,920)	$(2,332)

Note 12 – Discontinued Operations

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company is reorganizing MVB Insurance as a subsidiary of the Bank. The Company retained approximately $424 thousand in liabilities and received proceeds totaling $7.0 million related to this transaction.

Assets and liabilities of discontinued operations at the dates indicated were as follows:

	June 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$1,684	$2,245
Total cash and cash equivalents	1,684	2,245
Premises and equipment	42	618
Accrued interest receivable and other assets	11	2,154
TOTAL ASSETS	$1,737	$5,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest payable and other liabilities	424	2,834
Total liabilities	424	2,834

STOCKHOLDERS’ EQUITY
Retained earnings	1,313	2,183
Total stockholders’ equity	1,313	2,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,737	$5,017

Net income (losses) from discontinued operations, net of tax, for the six and three months ended June 30, 2016 and 2015, were as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015
NONINTEREST INCOME
Insurance and investment services income	$1,887	$2,485	$823	$859
Gain on sale of subsidiary	6,926	—	6,926	—
Other operating income	2	5	1	5
Total noninterest income	8,815	2,490	7,750	864

NONINTEREST EXPENSES
Salary and employee benefits	1,937	1,788	986	902
Occupancy expense	124	133	52	67
Equipment depreciation and maintenance	29	28	15	13
Data processing and communications	79	51	39	24
Marketing, contributions and sponsorships	7	15	4	9
Professional fees	2	4	2	1
Printing, postage and supplies	12	9	5	5
Insurance, tax and assessment expense	58	38	32	20
Travel, entertainment, dues and subscriptions	67	56	41	30
Other operating expenses	154	93	58	72
Total noninterest expense	2,469	2,215	1,234	1,143
Income from discontinued operations, before income taxes	6,346	275	6,516	(279)
Income tax expense - discontinued operations	2,411	106	2,475	(105)
Net Income (loss) from discontinued operations	$3,935	$169	$4,041	$(174)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2016 and December 31, 2015 and the results of our operations for the six and three months ended June 30, 2016 and 2015. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2015.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company’s or the Bank management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in this Management’s Discussion and Analysis section; and therefore, undue reliance should not be placed on forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the ability of the Company, the Bank, and MVB Mortgage to successfully execute business plans, manage risks, and achieve objectives;

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

•

changes in financial market conditions, either internationally, nationally or locally in areas in which the Company, the Bank, and MVB Mortgage conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;

•

fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing; changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	the ability of the Company, the Bank, and MVB Mortgage to successfully conduct acquisitions and integrate acquired businesses;

•	potential difficulties in expanding the businesses of the Company, the Bank, and MVB Mortgage in existing and new markets;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

•

changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, and the FDIC;

•

the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company, the Bank, MVB Mortgage, and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•

the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which the Company, the Bank, and MVB Mortgage engage in such activities, the fees that the Bank and MVB Mortgage may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

•

continuing consolidation in the financial services industry; new legal claims against the Company, the Bank, and MVB Mortgage, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes and the implementation of new technologies by the Company, the Bank, and MVB Mortgage;

•	the ability of the Company, the Bank, and MVB Mortgage to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the operations or business of the Company, the Bank, or MVB Mortgage;

•

the ability of the Company, the Bank, and MVB Mortgage to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and,

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

SUMMARY OF RESULTS OF OPERATIONS

As of June 30, 2016 and 2015 and for the Six and Three Months Ended June 30, 2016 and 2015:

	Six months ended		Three months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income to:
Average assets (annualized) - continuing operations	0.62%	0.67%	0.67%	0.70%
Average assets (annualized) - discontinued operations	0.56%	0.03%	1.11%	(0.06)%
Average stockholders’ equity (annualized) - continuing operations	7.48%	6.95%	8.34%	7.47%
Average stockholders’ equity (annualized) - discontinued operations	6.75%	0.31%	13.71%	(0.63)%
Net interest margin	3.24%	3.01%	3.14%	3.06%

Average stockholders’ equity to average assets	8.24%	9.59%	8.07%	9.35%
Total loans to total deposits (end of period)	101.90%	102.26%	101.90%	102.26%
Allowance for loan losses to total loans (end of period)	0.84%	0.77%	0.84%	0.77%
Efficiency ratio	80.04%	80.32%	78.07%	80.47%
Bank Capital ratios:
Tier 1 capital ratio	11.47%	12.27%	11.47%	12.27%
Risk-based capital ratio	12.25%	12.98%	12.25%	12.98%
Leverage ratio	9.31%	10.33%	9.31%	10.33%
Common Equity Tier 1 capital ratio	11.47%	12.27%	11.47%	12.27%
Cash dividends on common stock as a percentage of net income	3.89%	7.97%	2.49%	7.97
Per share data:
Book value per share (end of period)	$13.25	$12.05	$13.25	$12.05
Earnings per share from continuing operations - basic	$0.48	$0.45	$0.27	$0.24
Earnings per share from discontinued operations - basic	$0.49	$0.02	$0.50	$(0.02)
Earnings per common shareholder - basic	$0.97	$0.47	$0.77	$0.22

Earnings per share from continuing operations - diluted	$0.45	$0.43	$0.25	$0.23
Earnings per share from discontinued operations - diluted	$0.40	$0.02	$0.38	$(0.02)
Earnings per common shareholder - diluted	$0.85	$0.45	$0.63	$0.21

Introduction

MVB Financial Corp. (“the Company”) was formed on May 29, 2003 and became a bank holding company under the laws of West Virginia on January 1, 2004, and, effective December 19, 2012, became a financial holding company.  The Company features multiple subsidiaries and affiliated businesses, each of which is described in more detail below, including MVB Bank, Inc. (the “Bank” or “MVB Bank”) and its wholly-owned subsidiary MVB Mortgage and MVB Insurance, LLC (“MVB Insurance”). On December 31, 2013, three Company subsidiaries, MVB-Central, Inc. (a second-tier level holding company), MVB-East, Inc. (a second tier holding company) and Bank Compliance Solutions, Inc. (an inactive subsidiary) were merged into the Company.

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

In addition to MVB Mortgage, the Company has a wholly-owned subsidiary, MVB Insurance, LLC. MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary. Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company. MVB Insurance offered select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance. On June 30, 2016, the Company entered into an Asset Purchase agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, and was reported in discontinued operations, as discussed in Note 12. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company is reorganizing MVB Insurance as a subsidiary of the Bank.

Subsequent to the sale of MVB Insurance, the Company’s primary business activities, through its subsidiaries, are currently community banking, and mortgage banking. As a community-based bank, the Bank offers its customers a full range of products through various delivery channels.  Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities.  Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer.  Since the opening date of January 4, 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and customer support in the Marion County and Harrison County, West Virginia markets, expansion into Monongalia and Kanawha Counties, West Virginia and, most recently, into Fairfax County, Virginia.  With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened up increased market opportunities in the Washington, D.C. metropolitan region and added enough volume to further diversify the Company’s revenue stream.

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At June 30, 2016, the Company had 356 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statements of Income

Excluding discontinued operations, for the three months ended June 30, 2016, the Company earned $2.5 million compared to $2.1 million in the second quarter of 2015.  Net interest income increased by $2.3 million, noninterest income increased by $2.4 million and noninterest expenses increased by $3.2 million.  The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $247.0 million in average loan growth and despite an increase in average interest bearing liabilities of $239.3 million and an increase in interest expense of $570 thousand. The increase in average interest bearing liabilities generated the increase in interest expense of $570 thousand; $215 thousand of the increase was related to an increase in certificates of deposit, which increased cost of funds on certificates of deposit by 12 basis points, increased the cost of funds on MMDA by 16 basis points, and increased the cost of funds on FHLB and other borrowings by 15 basis points.

Loan loss provisions of $1.3 million and $561 thousand were made for the quarters ended June 30, 2016 and 2015, respectively. The increase in loan loss provision is attributable primarily to quarterly adjustments to the qualitative factors that increased the loan loss allocation rates in the second quarter of 2016, an increased level of charge offs, and the recognition of additional loan impairments. The increased charge offs and loan impairments were mainly concentrated in just three commercial loans, one of which is a $1.3 million commercial real estate development loan, net of a $535 thousand charge off, that is contractually current as of June 30, 2016, and continues to pay in accordance with the terms of the loan agreement. The other two loans totaled $1.5 million and were related party commercial loans that were impacted by downturns in the coal industry. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.  The Company charged off $635 thousand in loans during the second quarter of 2016 versus $423 thousand for the same time period in 2015. As noted above, a charge off of $535 thousand, or 84% of the total second quarter 2016 charge offs, was attributable to the development loan, while a total of $830 thousand in loan impairments were attributable to these three loans. All three of these loans were non-performing as of June 30, 2016. More specifically, the development loan, while contractually current, is considered non-performing due to an extended period of interest only debt service requirements.

Excluding discontinued operations, for the six months ended June 30, 2016, the Company earned $4.4 million compared to $3.8 million for the six months ended June 30, 2015. Net interest income increased by $5.5 million, noninterest income increased by $1.2 million and noninterest expenses increased by $5.2 million. The increase in net interest income was driven mainly by the continued growth of the Company balance sheet, with $243.5 million in average loan growth and despite an increase in average interest bearing liabilities of $234.6 million and an increase in interest expense of $1.2 million. The increase in average interest bearing liabilities generated the increase in interest expense of $1.2 million, $565 thousand of the increase was related to an increase in certificates of deposit, which increased cost of funds on certificates of deposit by 14 basis points, increased the cost of funds on MMDA by 13 basis points, and increased the cost of funds on FHLB and other borrowings by 17 basis points.

Loan loss provisions of $1.9 million and $1.2 million were made for the six months ended June 30, 2016 and 2015, respectively. The increase in loan loss provision is attributable primarily to quarterly adjustments to the qualitative factors that increased loan loss allocation rates in the second quarter of 2016, an increased level of charge offs, and the recognition of additional loan impairments. The increased charge offs and loan impairments were mainly concentrated in just three commercial loans, one of which is a $1.3 million commercial real estate development loan, net of a $535 thousand charge off, that is contractually current as of June 30, 2016, and continues to pay in accordance with the terms of the loan agreement. The other two loans totaled $1.5 million and were related party commercial loans that were impacted by downturns in the coal industry. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.  The Company charged off $826 thousand in loans during the six month period ended June 30, 2016 versus $423 thousand for the same time period in 2015. As noted above, a charge off of $535 thousand, or 65% of the total 2016 charge offs, was attributable to the development loan, while a total of $830 thousand in loan impairments were attributable to these three loans. All three of these loans were non-performing as of June 30, 2016. More specifically, the development loan, while contractually current, is considered non-performing due to an extended period of interest only debt service requirements.

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

The net interest margin for the three months ended June 30, 2016 and 2015 was 3.14% and 3.06% respectively.  The 8 basis point increase in the net interest margin for the quarter ended June 30, 2016 was the result of a 7 basis point increase in yield, largely the result of a 3 basis point increase in yield on commercial loans and a 55 basis point increase in yield on consumer loans. Cost of funds for the three months ended June 30, 2016 versus 2015 increased by 1 basis point. The cost of funds increase was mainly the result of a 15 basis point increase in FHLB and other borrowings, a 12 basis point increase in certificates of deposit and a 16 basis point increase in money market checking and offset by a 5 basis point decrease in NOW and an 8 basis point decrease in savings. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Company’s loan portfolio yield. The Company was able to grow average loan balances by $247.0 million and average deposit balances by $209.2 million, resulting in an increase in net interest income of $2.3 million. Additionally, investment securities average balance increased by $18.1 million through the purchase of available-for-sale securities, and the resulting securities earned higher rates in the loan portfolio.  An increase in the Company’s average non-interest bearing balances of $22.5 million helped to sustain a 9 basis point favorable spread on net interest margin.

The net interest margin for the six months ended June 30, 2016 and 2015 was 3.24% and 3.01% respectively.  The 23 basis point increase in the net interest margin for the six months ended June 30, 2016 was the result of a 25 basis point increase in yield, largely the result of a 29 basis point increase in yield on commercial loans and a 48 basis point increase in yield on consumer loans. The increase in yield on commercial loans was primarily the result of the recovery of non-accrual interest on one commercial lending relationship which contributed $662 thousand to commercial loan interest income for the six months ended June 30, 2016, representing 37 basis points of the increase in commercial loan yield for the six months ended June 30, 2016. Cost of funds for the six months ended June 30, 2016 versus 2015 increased by 1 basis point. The cost of funds increase was mainly the result of a 17 basis point increase in FHLB and other borrowings, a 14 basis point increase in certificates of deposit and a 13 basis point increase in money market checking and offset by a 5 basis point decrease in NOW and a 7 basis point decrease in savings. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Company’s loan portfolio yield. The Company was able to grow average loan balances by $243.5 million and average deposit balances by $223.1 million, resulting in an increase in net interest income of $5.5 million. Additionally, investment securities average balance increased by $11.9 million through the purchase of available-for-sale securities, and the resulting securities earned higher rates in the loan portfolio.  An increase in the Company’s average non-interest bearing balances of $18.2 million helped to sustain a 9 basis point favorable spread on net interest margin.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$16,369	$20	0.49%	$13,035	$9	0.28%
CDs with other banks	13,150	62	1.89	11,659	54	1.85
Investment securities:
Taxable	74,999	332	1.77	53,396	222	1.66
Tax-exempt	60,718	437	2.88	64,172	382	2.38
Loans and loans held for sale: (1)
Commercial	755,350	8,089	4.28	593,831	6,308	4.25
Tax exempt	16,495	142	3.44	21,179	188	3.55
Real estate	415,126	4,285	4.13	326,220	3,356	4.12
Consumer	18,027	213	4.73	16,743	175	4.18
Total loans	1,204,998	12,729	4.23	957,973	10,027	4.19

Total earning assets	1,370,234	13,580	3.96	1,100,235	10,694	3.89
Less: Allowance for loan losses	(8,688)			(6,740)
Cash and due from banks	10,974			13,381
Other assets	88,287			83,404
Total assets	$1,460,807			$1,190,280

Liabilities
Deposits:
NOW	$468,074	$648	0.55%	$426,094	$641	0.60%
Money market checking	149,475	280	0.75	61,611	91	0.59
Savings	43,947	24	0.22	37,364	28	0.30
IRAs	16,375	53	1.29	10,765	33	1.23
CDs	320,906	944	1.18	276,272	729	1.06
Repurchase agreements and federal funds sold	26,816	17	0.25	26,140	20	0.31
FHLB and other borrowings	175,834	319	0.73	123,847	177	0.57
Subordinated debt	33,524	553	6.60	33,524	549	6.55
Total interest-bearing liabilities	1,234,951	2,838	0.92	995,617	2,268	0.91
Noninterest bearing demand deposits	97,826			75,338
Other liabilities	10,173			7,980
Total liabilities	1,342,950			1,078,935

Stockholders’ equity
Preferred stock	16,334			16,334
Common stock	8,129			8,038
Paid-in capital	74,349			74,447
Treasury stock	(1,084)			(1,084)
Retained earnings	22,001			16,162
Accumulated other comprehensive income	(1,872)			(2,552)
Total stockholders’ equity	117,857			111,345
Total liabilities and stockholders’ equity	$1,460,807			$1,190,280

Net interest spread			3.05			2.98
Net interest income-margin		$10,742	3.14%		$8,426	3.06%

(1) Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$17,501	$45	0.51%	$14,404	$19	0.26%
CD’s with other banks	13,150	125	1.90	11,723	108	1.84
Investment securities:
Taxable	71,482	642	1.80	53,846	461	1.71
Tax-exempt	58,978	844	2.86	64,758	770	2.38
Loans and loans held for sale:
Commercial	733,806	16,478	4.49	572,626	12,015	4.20
Tax exempt	16,653	288	3.46	21,016	371	3.53
Real estate	392,723	8,119	4.13	307,210	6,235	4.06
Consumer	18,168	421	4.63	17,027	353	4.15
Net loans	1,161,350	25,306	4.36	917,879	18,974	4.13

Total earning assets	1,322,461	26,962	4.08	1,062,610	20,332	3.83
Less: Allowance for loan losses	(8,466)			(6,678)
Cash and due from banks	13,313			14,077
Other assets	87,221			83,105
Total assets	$1,414,529			$1,153,114

Liabilities
Deposits:
NOW	$474,045	$1,335	0.56%	$420,579	$1,290	0.61%
Money market checking	130,235	474	0.73	57,316	172	0.60
Savings	44,405	50	0.23	37,053	55	0.30
IRAs	16,026	103	1.29	10,305	62	1.20
CDs	325,555	1,875	1.15	260,163	1,310	1.01
Repurchase agreements & federal funds sold	27,640	38	0.27	28,050	44	0.31
FHLB and other borrowings	144,962	545	0.75	114,796	334	0.58
Subordinated debt	33,524	1,105	6.59	33,524	1,092	6.51
Total interest-bearing liabilities	1,196,392	5,525	0.92	961,786	4,359	0.91
Non-interest bearing demand deposits	92,025			73,815
Other liabilities	9,511			6,977
Total liabilities	1,297,928			1,042,578

Stockholders’ equity
Preferred stock	16,334			16,334
Common stock	8,120			8,036
Paid-in capital	74,312			74,415
Treasury stock	(1,084)			(1,084)
Retained earnings	21,213			15,431
Accumulated other comprehensive income	(2,294)			(2,596)
Total stockholders’ equity	116,601			110,536
Total liabilities and stockholders’ equity	$1,414,529			$1,153,114

Net interest spread			3.15			2.92
Net interest income-margin		$21,437	3.24%		$15,973	3.01%

(1) Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Non-Interest Income

Mortgage fee income and gain on derivatives generate the core of the Company’s noninterest income. Also, gain on sale of portfolio loans and interchange income continue to be part of the core of the Bank’s noninterest income. In addition, beginning in the third quarter of 2015, the Bank began entering into swap loan agreements. These swap loan agreements allow the bank to offer customers fixed rate loans and the bank to “swap” the interest rate on the loans with a third party at a floating rate. This helps the Bank lower its exposure by improving the interest rate risk position and also produces current period non-interest income.

For the three months ended June 30, 2016, noninterest income totaled $12.0 million compared to $9.6 million for the same time period in 2015.  The $2.4 million increase in noninterest income was mainly the result of an increase in gain on derivatives of $1.2 million and a $780 thousand increase in mortgage fee income. The increase in gain on derivatives was largely the result of a 13% increase in the locked mortgage loan pipeline for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. In addition, loans held for sale increased from $116.3 million at June 30, 2015 to $131.7 million at June 30, 2016. The increase in mortgage fee income was due to a $37.4 million or 10.0% increase in loan sale volume combined with a flat gain on sale margin.

For the six months ended June 30, 2016, noninterest income totaled $20.6 million compared to $19.4 million for the same time period in 2015.  The $1.2 million increase in noninterest income was mainly the result of a $1.3 million increase in mortgage fee income, a $477 thousand increase in gain on sale of securities and a $674 thousand decrease in gain on derivatives. The increase in mortgage fee income was due to a $66.7 million or 10.1% increase in loan sale volume combined with a flat gain on sale margin. The increase in gain on sale of securities was the result of selling $28 million more investment securities during the six months ended June 30, 2016 versus the same time period in 2015. The decrease in gain on derivatives was largely the result of an 18% decrease in the locked mortgage loan pipeline for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. In addition, loans held for sale increased from $116.3 million at June 30, 2015 to $131.7 million at June 30, 2016.

Non-Interest Expense

The Company had 356 full-time equivalent personnel at June 30, 2016, as noted, compared to 351 full-time equivalent personnel as of June 30, 2015.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 78.07% for the second quarter of 2016 compared to 80.47% for the second quarter of 2015. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended June 30, 2016, noninterest expense totaled $17.8 million compared to $14.5 million for the same time period in 2015. The $3.3 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $2.4 million, this increase related to: the addition of new bank and mortgage offices, increased incentives and commissions related to goal attainment and production, additional staffing related to organic growth and raises for existing staff.

Occupancy and equipment expense increased $205 thousand. This increase was mainly the result of the opening of multiple new bank and mortgage office locations.

Data processing and communication costs increased $336 thousand. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Professional fees increased $221 thousand. This increase was primarily the result of continued legal matters and the need for additional outside service providers as the Company continues to grow.

The Company’s efficiency ratio was 80.04% for the six months ended June 30, 2016 compared to 80.32% for the same period in 2015. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the six months ended June 30, 2016, noninterest expense totaled $33.7 million compared to $28.4 million for the same time period in 2015. The $5.3 million increase in noninterest expense was mainly the result of the following:

Salaries and employee benefits expense increased $3.9 million, this increase related to: the addition of new bank and mortgage offices, increased incentives and commissions related to goal attainment and production, additional staffing related to organic growth and raises for existing staff.

Occupancy and equipment expense increased $424 thousand. This increase was mainly the result of the opening of multiple new bank and mortgage office locations.

Data processing and communication costs increased $562 thousand. This increase was largely driven by overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Professional fees increased $266 thousand. This increase was primarily the result of continued legal matters and the need for additional outside service providers as the Company continues to grow.

Return on Average Assets and Average Equity (Annualized)

Excluding discontinued operations, returns on average assets (ROA) and average equity (ROE) annualized were .67% and 8.34% for the three months ended June 30, 2016 compared to .70% and 7.47% in the three months ended June 30, 2015. The .03% decrease in ROA is due to increased earnings from continuing operations of $379 thousand but was outpaced by a $270.5 million increase in average assets for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The .87% increase in ROE is also due to increased earnings of $379 thousand and a $6.5 million increase in average equity for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase in average equity was mainly due to increased earnings.

Excluding discontinued operations, returns on average assets (ROA) and average equity (ROE) annualized were .62% and 7.48% for the six months ended June 30, 2016 compared to .67% and 6.95% in the six months ended June 30, 2015. The .05% decrease in ROA is due to increased earnings from continuing operations of $521 thousand but was outpaced by a $261.4 million increase in average assets for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The .53% increase in ROE is also due to increased earnings of $521 thousand and a $6.1 million increase in average equity for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in average equity was mainly due to increased earnings.

Overview of the Statement of Condition

The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the second quarter of 2016 compared to the quarter ended June 30, 2015. The most significant areas of change between the quarters ended June 30, 2016 and June 30, 2015 were as follows: total loans increased to an average balance of $1.2 billion from $958 million, investment securities increased $18.1 million to an average of $135.7 million, interest-bearing liabilities grew to an average balance of $1.2 billion from $995.6 million and stockholders’ equity grew $6.5 million to an average of $117.9 million.  These trends reflect the continued growth of the Company and its subsidiaries in the loan, deposit and capital areas.

Total assets at June 30, 2016 were $1.5 billion or an increase of $100.5 million since December 31, 2015.  The greatest area of increase was a $54.3 million increase in net loan growth.

Deposits totaled $1.1 billion at June 30, 2016 or an increase of $54.9 million since December 31, 2015, mainly the result of an increase in savings, NOW and time deposits.

Stockholders’ equity has increased approximately $9.3 million from December 31, 2015 largely due to earnings for the six months ended June 30, 2016 of $8.3 million. In addition, unrealized gains on available-for-sale securities increased $2.1 million, in part due to the reclassification of all held-to-maturity investments into available-for-sale investments. Also, pension liability was reduced by $490 thousand.

Cash and Cash Equivalents

Cash and cash equivalents totaled $28.8 million as of June 30, 2016 compared to $29.1 million as of December 31, 2015.

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

Investment securities totaled $138.8 million as of June 30, 2016 and $123.1 million as of December 31, 2015. As of June 30, 2016, the investment portfolio is comprised of the following mix of securities:

•	45.8% of municipal securities
•	17.3% - U.S. Agency securities
•	32.4% - U.S. Sponsored Mortgage-backed securities
•	4.5% - Equity and other securities

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

Loans

The Company’s loan portfolio totaled $1.1 billion as of June 30, 2016 and $1.0 billion as of December 31, 2015. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At June 30, 2016 and December 31, 2015, $761.3 million, or 70.0% and $729.3 million, or 70.7%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate.  The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $9.1 million or 0.84% of total loans at June 30, 2016 compared to $8.0 million or 0.78% of total loans at December 31, 2015. The increase in this ratio was the direct result of the increase in loan loss provision noted previously in the Overview of the Statements of Income on pages 45 and 46. An increase of the overall loan loss allocation rates caused by adjustments to the qualitative factors, an increased level of charge offs, and the recognition of additional loan impairments each attributed to the increased loan loss provision. Furthermore, this increased level of loan loss provision occurred in conjunction with a period of relatively lower loan growth, thus creating an increase in the allowance for loan losses as a percentage of total loans. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee.  The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy.  When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1.1 billion at June 30, 2016.

Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At June 30, 2016, non-interest bearing deposits totaled $96.4 million compared to $80.4 million at December 31, 2015.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and other Company subsidiaries.

Interest-bearing deposits totaled $970.9 million at June 30, 2016 compared to $931.9 million at December 31, 2015. Average interest-bearing liabilities totaled $1.2 billion for the six months ended June 30, 2016 compared to $961.8 million for the same time period in 2015.  This $234.6 million increase is the result of the following: $65.4 million increase in CDs, $53.5 million increase in NOW, $72.9 million increase in MMDA and $30.2 million increase in FHLB and other borrowings. Average non-interest bearing demand deposits totaled $92.0 million for the six months ended June 30, 2016 compared to $73.8 million for the same time period in 2015.  Management will continue to emphasize deposit gathering in 2016 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At June 30, 2016, repurchase agreements totaled $26.0 million compared to $27.4 million at December 31, 2015.  In addition to the aforementioned funds alternatives, the Bank has access to more than $143.0 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the six months ended June 30, 2016, cash provided by financing activities totaled $82.5 million, while outflows from investing activity totaled $62.6 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are generally more favorable than the general national climate. Unemployment in the United States was 5.1% and 5.5% in June 2016 and 2015, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	May 2016	May 2015
Berkeley County, WV	3.7%	5.3%
Harrison County, WV	5.7%	6.7%
Jefferson County, WV	3.1%	4.4%
Marion County, WV	6.2%	7.1%
Monongalia County, WV	4.1%	5.0%
Kanawha County, WV	5.1%	6.2%
Fairfax County, VA	2.9%	3.8%

Nonperforming loans to total loans were 0.75% as of June 30, 2016 versus 1.07% as of June 30, 2015. Charge offs to total loans were 0.08% and 0.05% for the six months ended June 30, 2016 and 2015, respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry.  As of June 30, 2016 and December 31, 2015, the outstanding loan balances to coal and natural gas production clients was $7.5 million and $7.3 million, respectively.

Capital/Stockholders’ Equity

The Company and the Bank have financed operations and growth over the years through the sale of equity.  These equity sales have resulted in an effective source of capital.

At June 30, 2016, accumulated other comprehensive loss totaled $1.4 million compared to $2.9 million at December 31, 2015. This change is primarily the result in the rise of the change in the value of the unrealized loss on available for sale securities in large part due to the reclassification of all held-to-maturity investments into available-for-sale investments.

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

Capital Requirements

The Bank’s total risk based capital ratio declined from 13.0% at December 31, 2015 to 12.25% at June 30, 2016.  The decline in this ratio was largely due to the classification of $22.0 million of additional acquisition and development commercial loans as High Volatility Commercial Real Estate loans (“HVCRE”).

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $19.8 million and $17.0 million on June 30, 2016 and December 31, 2015, respectively. The Company is currently evaluating a plan that may significantly reduce this reserve requirement.

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

Future Outlook

The Company’s net income from continuing operations increased in the second quarter of 2016 compared to the second quarter of 2015 mainly due to an increase in net interest income, an increase in gain on derivatives, an increase in mortgage fee income and offset partially by an increase in noninterest expense. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage has added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2016. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended March 31, 2016, over a twelve month period an immediate 100 basis point increase in interest rates would result in an increase in net interest income by 1.05%. An immediate 200 basis points increase in interest rates would result in an increase in net interest income by .97%. A 100 basis points decrease in interest rates would result in a decrease in net interest income of 3.06%.  While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2016, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith.

Exhibit 10	USI Insurance Services, LLC Asset Purchase of MVB Insurance, LLC Agreement
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2016

MVB Financial Corp.

By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director (Principal Executive Officer)

By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President & CFO (Principal Financial and Accounting Officer)