Form 10-Q
period 2016-09-30
MVB FINANCIAL CORP
filed 2016-11-03
CIK 1277902

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to                 .
Commission File number 000-50567
MVB Financial Corp.
(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	20-0034461 (I.R.S. Employer Identification No.)
301 Virginia Avenue
Fairmont, West Virginia  26554-2777
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
As of November 3, 2016, the Registrant had 8,083,500 shares of common stock outstanding with a par value of $1.00 per share.

MVB Financial Corp.

Part I. Financial Information
Item 1. Financial Statements
MVB Financial Corp. and Subsidiary
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,537	$14,302
Interest bearing balances with banks	13,267	14,831
Total cash and cash equivalents	28,804	29,133
Certificates of deposit with other banks	7,174	13,150
Investment Securities:
Securities available-for-sale	152,171	70,256
Securities held-to-maturity (fair value of $0 for 2016 and $54,470 for 2015)	—	52,859
Loans held for sale	123,109	102,623
Loans:	1,076,073	1,032,170
Less: Allowance for loan losses	(9,150)	(8,006)
Net Loans	1,066,923	1,024,164
Premises and equipment	25,440	26,275
Bank owned life insurance	22,809	22,332
Accrued interest receivable and other assets	23,685	25,204
Goodwill	18,480	18,480
TOTAL ASSETS	$1,468,595	$1,384,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$105,799	$80,423
Interest bearing	1,020,991	931,891
Total deposits	1,126,790	1,012,314

Accrued interest payable and other liabilities	19,600	13,291
Repurchase agreements	27,192	27,437
FHLB and other borrowings	136,112	183,198
Subordinated debt	33,524	33,524
Total liabilities	1,343,218	1,269,764

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized and 9,283 issued in 2016 and 2015, respectively (See Footnote 7)	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized; 8,134,577 and 8,112,998 issued; and 8,083,500 and 8,061,921 outstanding in 2016 and 2015, respectively	8,135	8,113
Additional paid-in capital	74,653	74,228
Retained earnings	29,361	20,054
Accumulated other comprehensive loss	(2,022)	(2,933)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	125,377	114,712
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,468,595	$1,384,476
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiary
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$37,502	$29,187	$12,484	$10,584
Interest on deposits with other banks	251	198	81	71
Interest on investment securities - taxable	984	674	342	213
Interest on tax exempt loans and securities	1,748	1,689	616	548
Total interest income	40,485	31,748	13,523	11,416

INTEREST EXPENSE
Interest on deposits	5,739	4,554	1,902	1,665
Interest on repurchase agreements	55	62	17	18
Interest on FHLB and other borrowings	861	493	316	159
Interest on subordinated debt	1,664	1,648	559	556
Total interest expense	8,319	6,757	2,794	2,398

NET INTEREST INCOME	32,166	24,991	10,729	9,018
Provision for loan losses	2,975	1,856	1,075	636
Net interest income after provision for loan losses	29,191	23,135	9,654	8,382

NONINTEREST INCOME
Service charges on deposit accounts	557	471	199	175
Income on bank owned life insurance	477	492	158	160
Visa debit card and interchange income	892	684	291	244
Mortgage fee income	26,850	23,881	10,668	8,955
Gain on sale of portfolio loans	838	1,119	238	319
Insurance and investment services income	303	276	128	98
Gain on sale of securities	1,082	130	479	4
Gain on derivatives	1,433	67	1	(2,039)
Other operating income	707	752	364	537
Total noninterest income	33,139	27,872	12,526	8,453

NONINTEREST EXPENSES
Salary and employee benefits	34,427	27,424	12,383	9,284
Occupancy expense	2,737	2,455	898	833
Equipment depreciation and maintenance	1,781	1,482	635	543
Data processing and communications	3,815	2,866	1,434	1,047
Mortgage processing	2,456	2,310	802	774
Marketing, contributions and sponsorships	1,002	1,072	355	391
Professional fees	2,293	2,196	750	919
Printing, postage and supplies	586	552	169	205
Insurance, tax and assessment expense	1,106	1,202	374	393
Travel, entertainment, dues and subscriptions	1,212	1,147	393	451
Other operating expenses	980	477	546	(84)
Total noninterest expense	52,395	43,183	18,739	14,756
Income from continuing operations, before income taxes	9,935	7,824	3,441	2,079
Income tax expense - continuing operations	3,265	2,475	1,131	569
Net Income from continuing operations	6,670	5,349	2,310	1,510
Income from discontinued operations, before income taxes	6,346	108	—	(167)
Income tax expense - discontinued operations	2,411	43	—	(63)
Net Income from discontinued operations	3,935	65	—	(104)
Net Income	$10,605	$5,414	$2,310	$1,406
Preferred dividends	814	430	314	145
Net Income available to common shareholders	$9,791	$4,984	$1,996	$1,261

Earnings per share from continuing operations - basic	$0.73	$0.61	$0.25	$0.17
Earnings per share from discontinued operations - basic	$0.49	$0.01	$—	$(0.01)
Earnings per common shareholder - basic	$1.22	$0.62	$0.25	$0.16

Earnings per share from continuing operations - diluted	$0.68	$0.60	$0.24	$0.17
Earnings per share from discontinued operations - diluted	$0.40	$—	$—	$(0.01)
Earnings per common shareholder - diluted	$1.08	$0.60	$0.24	$0.16

Cash dividends declared	$0.06	$0.06	$0.02	$0.02
Weighted average shares outstanding - basic	8,073,644	7,998,203	8,080,690	8,023,549
Weighted average shares outstanding - diluted	9,935,209	9,961,233	10,434,344	8,176,304
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015

Net Income	$10,605	$5,414	$2,310	$1,406

Other comprehensive income (loss):

Unrealized holding gains (losses) during the year	1,492	549	(728)	433

Unrealized holding gains during the year related to reclassified held-to-maturity securities	1,825	—	—	—

Income tax effect	(1,327)	(220)	291	(174)

Reclassification adjustment for gain recognized in income	(813)	(130)	(479)	(4)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	(269)	—	—	—

Income tax effect	433	52	192	2

Change in defined benefit pension plan	(717)	127	100	(400)

Income tax effect	287	(51)	(40)	160

Total other comprehensive income	911	327	(664)	17

Comprehensive income	$11,516	$5,741	$1,646	$1,423
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity

Balance December 31, 2014	$16,334	$8,034	$74,342	$14,454	$(2,642)	$(1,084)	$109,438

Net Income	—	—	—	5,414	—	—	5,414
Other comprehensive income	—	—	—	—	327	—	327
Cash dividends paid ($0.06 per share)	—	—	—	(480)	—	—	(480)
Dividends on preferred stock (See Footnote 7)	—	—	—	(430)	—	—	(430)
Stock based compensation	—	—	308	—	—	—	308
Common stock options exercised	—	79	(527)	—	—	—	(448)

Balance September 30, 2015	$16,334	$8,113	$74,123	$18,958	$(2,315)	$(1,084)	$114,129

Balance December 31, 2015	$16,334	$8,113	$74,228	$20,054	$(2,933)	$(1,084)	$114,712

Net Income	—	—	—	10,605	—	—	10,605
Other comprehensive income	—	—	—	—	911	—	911
Cash dividends paid ($0.06 per share)	—	—	—	(484)	—	—	(484)
Dividends on preferred stock (See Footnote 7)	—	—	—	(814)	—	—	(814)
Stock based compensation	—	—	415	—	—	—	415
Common stock options exercised	—	22	10	—	—	—	32

Balance September 30, 2016	$16,334	$8,135	$74,653	$29,361	$(2,022)	$(1,084)	$125,377
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net Income	$10,605	$5,414
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization and accretion of investments	689	586
Net amortization of deferred loan fees	33	(110)
Provision for loan losses	2,975	1,856
Depreciation and amortization	2,547	1,437
Stock based compensation	415	308
Loans originated for sale	(1,205,986)	(1,047,432)
Proceeds of loans sold	1,212,350	1,067,793
Mortgage fee income	(26,850)	(23,881)
Gain on sale of securities	(1,084)	(130)
Loss on sale of securities	2	—
Gain on sale of portfolio loans	(838)	(1,119)
Gain on sale of subsidiary	(6,926)	—
Income on bank owned life insurance	(477)	(492)
Deferred taxes	276	118
Other, net	3,741	799
Net cash (used in) provided by operating activities	(8,528)	5,147
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(95,497)	(28,212)
Maturities/paydowns of investment securities available-for-sale	13,478	15,601
Maturities/paydowns of investment securities held-to-maturity	400	865
Sales of investment securities available-for-sale	55,191	12,912
Sale of investment securities held to maturity	—	421
Purchases of premises and equipment	(1,435)	(1,648)
Disposals of premises and equipment from sale of subsidiary	581	—
Net increase in loans	(44,929)	(177,798)
Purchases of restricted bank stock	(18,064)	(17,431)
Redemptions of restricted bank stock	19,489	16,977
Proceeds from sale of certificates of deposit with banks	6,472	248
Purchase of certificates of deposit with banks	(496)	(1,491)
Proceeds from sale of other real estate owned	83	1,132
Branch acquisition, net cash acquired	—	48,292
Proceeds from sale of subsidiary	7,047	—
Net cash used in investing activities	(57,680)	(130,132)
FINANCING ACTIVITIES
Net increase in deposits	114,476	126,331
Net decrease in repurchase agreements	(245)	(6,111)
Net change in short-term FHLB borrowings	(47,016)	3,335
Principal payments on FHLB borrowings	(70)	(2,154)
Common stock options exercised	32	(448)
Cash dividends paid on common stock	(484)	(480)
Cash dividends paid on preferred stock	(814)	(430)
Net cash provided by financing activities	65,879	120,043
(Decrease) in cash and cash equivalents	(329)	(4,942)
Cash and cash equivalents at beginning of period	29,133	30,077
Cash and cash equivalents at end of period	$28,804	$25,135
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$127	$174
Cashless stock options exercised	$16	$1,180
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$8,084	$8,278
Income taxes	$4,382	$2,400
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiary
Notes to Consolidated Financial Statements
Note 1 – Basis of Presentation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q.  Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements included in the Company’s 2015 filing on Form 10-K.  Operating results for the nine and three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The accounting and reporting policies of MVB Financial Corp. (“the Company” or “MVB”) and its subsidiary (“Subsidiary”), MVB Bank, Inc. (the “Bank”), the Bank’s subsidiaries Potomac Mortgage Group, Inc., which does business as MVB Mortgage (“MVB Mortgage”) and MVB Insurance, LLC ("MVB Insurance"), conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change.  Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Note 2 – Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. For public companies, this update will be effective for fiscal years beginning after December 15, 2017, including all interim periods within those fiscal years. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. This is in contrast to existing guidance whereby credit losses generally are not recognized until they are incurred. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-

based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.
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
In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments – Overall: Classification and Measurement (Subtopic 825-10) (“ASU 2016-01”). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments.
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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-2”).  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has evaluated the provisions of ASU 2015-02 and determined the new standard has no impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). These amendments affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g. insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates a Topic 606, Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of the ASU on our consolidated financial statements.
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
There were no investment securities held-to-maturity at September 30, 2016.
Amortized cost and fair values of investment securities held-to-maturity at December 31, 2015, including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Municipal securities	$52,859	$1,699	$(88)	$54,470
Total investment securities held–to-maturity	$52,859	$1,699	$(88)	$54,470
Amortized cost and fair values of investment securities available-for-sale at September 30, 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Agency securities	$19,931	$5	$(92)	$19,844
U.S. Sponsored Mortgage-backed securities	55,786	188	(310)	55,664
Municipal securities	67,876	1,799	(125)	69,550
Total debt securities	143,593	1,992	(527)	145,058
Equity and other securities	6,948	165	—	7,113
Total investment securities available-for-sale	$150,541	$2,157	$(527)	$152,171

Amortized cost and fair values of investment securities available-for-sale at December 31, 2015 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. Agency securities	$29,532	$—	$(181)	$29,351
U.S. Sponsored Mortgage-backed securities	34,246	1	(533)	33,714
Municipal securities	1,775	23	—	1,798
Total debt securities	65,553	24	(714)	64,863
Equity and other securities	5,309	95	(11)	5,393
Total investment securities available-for-sale	$70,862	$119	$(725)	$70,256
The following tables summarize amortized cost and fair values of debt securities by maturity at September 30, 2016:

	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,287	$1,294
After one year, but within five	5,278	5,416
After five years, but within ten	15,473	15,754
After ten years	121,555	122,594
Total	$143,593	$145,058
Investment securities with a carrying value of $97.5 million at September 30, 2016, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.
The Company's investment portfolio includes securities that are in an unrealized loss position as of September 30, 2016, the details of which are included in the following table.  Although these securities, if sold at September 30, 2016 would result in a pretax loss of $527 thousand the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is not more likely than not the Company would sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole.  When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated.  As of September 30, 2016, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in market value.
The following table discloses investments in an unrealized loss position at September 30, 2016:

Description and number of positions	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$10,990	$(92)	$—	$—
U.S. Sponsored Mortgage-backed securities (17)	13,130	(62)	17,733	(248)
Municipal securities (23)	11,042	(125)	—	—
Equity and other securities (0)	—	—	—	—
	$35,162	$(279)	$17,733	$(248)

The following table discloses investments in an unrealized loss position at December 31, 2015:

Description and number of positions	Less than 12 months		12 months or more
(Dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$28,351	$(181)	$—	$—
U.S. Sponsored Mortgage-backed securities (19)	20,647	(233)	11,862	(300)
Municipal securities (22)	3,827	(32)	5,559	(56)
Equity and other securities (1)	2,489	(11)	—	—
	$55,314	$(457)	$17,421	$(356)
For the three month period ended September 30, 2016 and 2015, the Company sold investments available-for-sale of $15.7 million and $1.4 million, respectively, resulting in gross gains of $479 thousand and $4 thousand, respectively, and gross losses of $0 and $0, respectively.
For the nine month period ended September 30, 2016 and 2015, the Company sold investments available-for-sale of $55.2 million and $12.9 million, respectively, resulting in gross gains of $1.1 million and $125 thousand, respectively, and gross losses of $2 thousand and $0, respectively.
The Company sold no held-to-maturity investments during the three month period ended September 30, 2016 and sold investments held-to maturity of $421 thousand, resulting in gross gains of $5 thousand and no gross losses, during the three month period ended September 30, 2015. The held-to-maturity investment was sold due to a credit downgrade.
Note 4 – Loans and Allowance for Loan Losses
All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of September 30, 2016 and 2015, net deferred fees of $796 thousand and $1.2 million, respectively, were included in the carrying value of loans.
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
Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans. The liability for unfunded commitments was $224 thousand and $194 thousand respectively as of September 30, 2016 and 2015.
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
The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance June 30, 2016	$6,956	$1,011	$758	$366	$9,091
Charge-offs	(768)	—	—	(250)	(1,018)
Recoveries	1	1	—	—	2
Provision	967	11	2	95	1,075
ALL balance September 30, 2016	$7,156	$1,023	$760	$211	$9,150

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(1,448)	(124)	—	(272)	(1,844)
Recoveries	3	2	7	1	13
Provision	2,535	50	38	352	2,975
ALL balance September 30, 2016	$7,156	$1,023	$760	$211	$9,150
Individually evaluated for impairment	$1,288	$38	$—	$20	$1,346
Collectively evaluated for impairment	$5,868	$985	$760	$191	$7,804
The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,922	$673	$51	$141	$11,787
Collectively evaluated for impairment	739,122	242,814	67,788	14,562	1,064,286
Total Loans	$750,044	$243,487	$67,839	$14,703	$1,076,073

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2015:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance June 30, 2015	$5,201	$1,018	$632	$196	$7,047
Charge-offs	(299)	—	—	(5)	(304)
Recoveries	—	—	—	9	9
Provision	515	101	78	(58)	636
ALL balance September 30, 2015	$5,417	$1,119	$710	$142	$7,388

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(708)	(14)	—	(5)	(727)
Recoveries	21	1	1	13	36
Provision	1,741	170	18	(73)	1,856
ALL balance September 30, 2015	$5,417	$1,119	$710	$142	$7,388
Individually evaluated for impairment	$595	$301	$28	$6	$930
Collectively evaluated for impairment	$4,822	$818	$682	$136	$6,458
The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2015:

(Dollars in thousands)	Commercial	Residential	Equity	Consumer	Total
Individually evaluated for impairment	$12,036	$849	$28	$6	$12,919
Collectively evaluated for impairment	687,623	210,997	65,617	17,677	981,914
Total Loans	$699,659	$211,846	$65,645	$17,683	$994,833
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
During December 2013, the Bank purchased $74.3 million in performing commercial real estate secured loans in the northern Virginia area. At the time of acquisition, none of these loans were considered impaired. They were acquired at a premium of roughly 1.024 or $1.8 million, which is being amortized in accordance with ASC 310-20. These loans are collectively evaluated for impairment under ASC 450. The loans continue to be individually monitored for payoff activity, and any necessary adjustments to the premium are made accordingly. As of September 30, 2016 and December 31, 2015, these balances totaled $25.8 million and $46.8 million, respectively. Of the $48.5 million decrease since originally purchased, MVB refinanced $19.6 million, sold participations totaling $7.5 million and sold $9.7 million back to the institution from which the loans were originally purchased in December 2013. The remainder of the decrease was the result of principal paydowns. The weighted average yield on the remaining portfolio is 5.91%.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2016 and December 31, 2015 (Dollars in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
September 30, 2016	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Commercial
Commercial Business	$—	$—	$3,756	$3,756	$4,521
Commercial Real Estate	3,712	1,154	384	4,096	4,719
Acquisition & Development	535	134	2,535	3,070	4,547
Total Commercial	4,247	1,288	6,675	10,922	13,787
Residential	480	38	193	673	678
Home Equity	—	—	51	51	51
Consumer	20	20	121	141	388
Total impaired loans	$4,747	$1,346	$7,040	$11,787	$14,904

December 31, 2015
Commercial
Commercial Business	$574	$4	$3,260	$3,834	$3,834
Commercial Real Estate	7,587	513	—	7,587	7,587
Acquisition & Development	1,800	191	956	2,756	4,131
Total Commercial	9,961	708	4,216	14,177	15,552
Residential	1,045	276	22	1,067	1,067
Home Equity	28	28	—	28	28
Consumer	103	1	—	103	103
Total impaired loans	$11,137	$1,013	$4,238	$15,375	$16,750
Impaired loans have decreased by $3.6 million, or 23% during the first nine months of 2016, primarily the result of the net impact of four commercial loans. A $5.0 million loan to finance commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government, was purchased from another financial institution in late 2013. In the first quarter of 2016, this $5.0 million loan was repurchased by the selling financial institution thereby decreasing total impaired loans by $5.0 million. In contrast, a $1.8 million commercial real estate loan (net of a $619 thousand participation) was identified as impaired in the first quarter of 2016 as a result of an extended stabilization and interest only period, as well as a lack of project specific cash flows. A charge-off of $535 thousand was incurred on this loan in the second quarter of 2016. The remaining two loans that caused the most significant change to total impaired loans in 2016, which are related commercial loans within a single relationship, totaled $1.0 million and were identified as impaired in the second quarter of 2016 as a result of a decline in the coal industry. In the third quarter of 2016, these two loans, along with a third related loan that was previous impaired, required orderly liquidation of the related collateral, resulting in $435 thousand in principal curtailment and a total of partial charge offs in the amount of $679 thousand. The net effect of these three significant impairment items was $4.0 million. The remaining $400 thousand of the decrease in impaired loans since December 31, 2015 was the net effect of multiple other factors, including the identification of ten impaired commercial loans with a total balance of $855 thousand, the identification of two impaired installment loans with a total balance of $368 thousand,  the identification of one impaired home equity line of credit with a balance of $23 thousand, a total of $630 thousand in partial charge-offs related to these various loans, the foreclosure upon a $127 thousand impaired residential real estate loan, and normal loan amortization.

The following tables present the average recorded investment in impaired loans and related interest income recognized for the periods indicated (Dollars in thousands):

	Nine Months Ended September 30, 2016			Three Months Ended September 30, 2016
	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,296	$116	$104	$4,730	$39	$40
Commercial Real Estate	5,008	84	75	6,864	28	25
Acquisition & Development	1,927	7	9	2,958	2	3
Total Commercial	11,231	207	188	14,552	69	68
Residential	885	15	22	731	5	8
Home Equity	30	1	1	35	—	—
Consumer	284	—	—	286	—	—
Total	$12,430	$223	$211	$15,604	$74	$76

	Nine Months Ended September 30, 2015			Three Months Ended September 30, 2015
	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,228	$117	$114	$2,945	$39	$39
Commercial Real Estate	6,533	44	37	6,525	15	12
Acquisition & Development	3,210	7	7	2,957	2	2
Total Commercial	12,971	168	158	12,427	56	53
Residential	935	15	11	909	5	7
Home Equity	28	1	1	28	—	—
Consumer	1	—	—	1	—	—
Total	$13,935	$184	$170	$13,365	$61	$60
As of September 30, 2016, the Bank held two foreclosed residential real estate properties representing $158 thousand, or 66%, of the total balance of other real estate owned. There are five additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $529 thousand as of September 30, 2016.
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
The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2016 and December 31, 2015 (Dollars in thousands):

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$327,404	$3,170	$7,242	$488	$338,304
Commercial Real Estate	290,791	5,014	4,809	1,447	302,061
Acquisition & Development	103,633	2,976	1,527	1,543	109,679
Total Commercial	721,828	11,160	13,578	3,478	750,044
Residential	241,028	1,476	484	499	243,487
Home Equity	67,105	650	84	—	67,839
Consumer	14,196	299	27	181	14,703
Total Loans	$1,044,157	$13,585	$14,173	$4,158	$1,076,073

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Commercial Business	$288,549	$7,949	$3,411	$574	$300,483
Commercial Real Estate	299,560	9,761	8,436	—	317,757
Acquisition & Development	105,585	2,739	1,223	1,532	111,079
Total Commercial	693,694	20,449	13,070	2,106	729,319
Residential	214,184	1,764	1,168	250	217,366
Home Equity	67,645	416	63	—	68,124
Consumer	16,679	311	371	—	17,361
Total Loans	$992,202	$22,940	$14,672	$2,356	$1,032,170
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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2016 and December 31, 2015 (Dollars in thousands):

September 30, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans	Non- Accrual	90+ Days Still Accruing
Commercial
Commercial Business	$337,569	$142	$100	$493	$735	$338,304	$493	$—
Commercial Real Estate	296,153	1,184	—	4,724	5,908	302,061	2,202	3,659
Acquisition & Development	106,219	655	—	2,805	3,460	109,679	2,805	—
Total Commercial	739,941	1,981	100	8,022	10,103	750,044	5,500	3,659
Residential	243,180	43	83	181	307	243,487	845	—
Home Equity	67,771	45	—	23	68	67,839	57	—
Consumer	14,461	82	19	141	242	14,703	141	—
Total	$1,065,353	$2,151	$202	$8,367	$10,720	$1,076,073	$6,543	$3,659

December 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days + Past Due	Total Past Due	Total Loans	Non- Accrual	90+ Days Still Accruing
Commercial
Commercial Business	$299,515	$300	$—	$668	$968	$300,483	$687	$—
Commercial Real Estate	307,029	436	4,731	5,561	10,728	317,757	5,020	541
Acquisition & Development	107,607	678	—	2,794	3,472	111,079	2,488	307
Total Commercial	714,151	1,414	4,731	9,023	15,168	729,319	8,195	848
Residential	214,326	1,838	576	626	3,040	217,366	803	—
Home Equity	67,908	23	193	—	216	68,124	36	—
Consumer	16,921	48	21	371	440	17,361	371	—
Total	$1,013,306	$3,323	$5,521	$10,020	$18,864	$1,032,170	$9,405	$848
Troubled Debt Restructurings
The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession.  Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At September 30, 2016 and December 31, 2015, the Bank had specific reserve allocations for TDR’s of $292 thousand and $672 thousand, respectively.
Loans considered to be troubled debt restructured loans totaled $8.4 million and $9.3 million as of September 30, 2016 and December 31, 2015, respectively. $6.0 million and $6.0 million, respectively, represent accruing troubled debt restructured loans and represent 51% and 46%, respectively of total impaired loans, Meanwhile, $2.6 million and $2.5 million, respectively, represent three loans to two borrowers that have defaulted under the restructured terms. All three loans are commercial acquisition and development loans that were considered restructured due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of September 30, 2016 and December 31, 2015. Two additional restructured loans, a $214 thousand commercial real estate loan and a $348 thousand mortgage loan, are considered non-performing as of September 30, 2016. Both of these loans were also considered restructured due to extended interest only periods and/or unsatisfactory repayment structures.
There were no new TDR’s for the three months ended September 30, 2016 and 2015.
Note 5 – Borrowed Funds
Short-term Borrowings
Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $132.9 million at September 30, 2016, compared to $179.9 million at December 31, 2015.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance at end of period	$132,901	$179,917
Average balance	169,309	121,425
Maximum month-end balance	210,600	179,917
Weighted-average rate	0.47%	0.34%
Rate at end of period	0.46%	0.44%
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
All of the Company’s repurchase agreements were overnight agreements at September 30, 2016 and December 31, 2015. These borrowings were collateralized with investment securities with a carrying value of $28.0 million and $28.3 million at September 30, 2016 and December 31, 2015, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.
Repurchase agreements totaled $27.2 million at September 30, 2016, compared to $27.4 million at December 31, 2015.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance at end of period	$27,192	$27,437
Average balance	26,238	26,884
Maximum month-end balance	29,561	32,470
Weighted-average rate	0.28%	0.31%
Rate at end of period	0.25%	0.30%

Term notes from the FHLB were as follows: (Dollars in thousands)	September 30, 2016	December 31, 2015

Fixed interest rate notes, originating between April 2002 and December 2007, due between July 2016 and April 2022, interest of between 4.50% and 5.90% payable monthly	$2,408	$2,461

Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	803	820
	$3,211	$3,281

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Balance at end of period	$33,524	$33,524
Average balance	33,524	33,524
Maximum month-end balance	33,524	33,524
Weighted-average rate	6.59%	6.55%
Rate at end of period	6.61%	6.57%
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
The Company reflects subordinated debt in the amount of $33.5 million as of September 30, 2016 and December 31, 2015. Interest expense was $1.7 million and $1.6 million for the nine months ended September 30, 2016 and 2015.
A summary of maturities of borrowings and subordinated debt over the next five years is as follows:
(Dollars in thousands)

Year	Amount
2016	$132,924
2017	615
2018	81
2019	85
2020	90
Thereafter	35,841
$169,636
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

• Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2015 and the nine months ended September 30, 2016. Valuation techniques are consistent with techniques used in prior periods.
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
The following tables present the assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$19,844	$—	$19,844
U.S. Sponsored Mortgage backed securities	—	55,664	—	55,664
Municipal securities	—	69,550	—	69,550
Equity and Other securities	1,096	6,017	—	7,113
Loans held for sale	—	123,109	—	123,109
Interest rate lock commitment	—	—	3,151	3,151
Interest rate swap	—	1,320	—	1,320
Interest rate cap	—	100	—	100
Liabilities:
Interest rate swap	—	1,320	—	1,320
Forward sales commitments	—	829	—	829

	December 31, 2015
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$29,351	$—	$29,351
U.S. Sponsored Mortgage backed securities	—	33,714	—	33,714
Municipal securities	—	1,798	—	1,798
Equity and Other securities	—	5,393	—	5,393
Loans held for sale	—	102,623	—	102,623
Interest rate lock commitment	—	—	1,583	1,583
Interest rate swap	—	405	—	405
Interest rate cap	—	437	—	437
Liabilities:
Interest rate swap	—	405	—	405
The following table represents recurring level III assets:

Interest Rate Lock Commitments	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(Dollars in thousands)
Balance, beginning of period	$3,625	$1,653	$1,583	$1,020

Realized and unrealized gains (loss) included in earnings	(474)	105	1,568	738

Balance, end of period	$3,151	$1,758	$3,151	$1,758
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

Assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 are included in the tables below:

	September 30, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$10,441	$10,441
Other real estate owned	—	—	240	$240

	December 31, 2015
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Impaired loans	$—	$—	$14,362	$14,362
Other real estate owned	—	—	239	$239
The following tables present quantitative information about the Level 3 significant unobservable inputs for assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015.

September 30, 2016	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Impaired loans	$10,441	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 62%
			Liquidation expense (2)	5% - 10%
Other real estate owned	$240	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%

December 31, 2015	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range

Impaired loans	$14,362	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 62%
			Liquidation expense (2)	5% - 10%
Other real estate owned	$239	Appraisal of collateral (1)	Appraisal adjustments (2)	20% - 30%
			Liquidation expense (2)	5% - 10%
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
Interest rate lock commitment: For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is applied to this calculation to estimate the derivative value. The “pull through rate” range from 78% – 82% as of September 30, 2016 and December 31, 2015.
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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows (Dollars in thousands):
Fair Value Measurements at:

	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Financial assets:
Cash and cash equivalents	$28,804	$28,804	$28,804	$—	$—
Certificates of deposits with other banks	7,174	7,316	—	7,316	—
Securities available-for-sale	152,171	152,171	—	152,171	—
Loans held for sale	123,109	123,109	—	123,109	—
Loans, net	1,066,923	1,060,457	—	—	1,060,457
Mortgage servicing rights	433	433	—	—	433
Interest rate lock commitment	3,151	3,151	—	—	3,151
Interest rate swap	1,320	1,320	—	1,320	—
Interest rate cap	100	100	—	100	—
Accrued interest receivable	4,061	4,061	—	979	3,082

Financial liabilities:
Deposits	$1,126,790	$1,148,187	$—	$1,148,187	$—
Repurchase agreements	27,192	27,192	—	27,192	—
FHLB and other borrowings	136,112	136,111	—	136,111	—
Interest rate swap	1,320	1,320	—	1,320	—
Forward sales commitments	829	829	—	829	—
Accrued interest payable	735	735	—	735	—
Subordinated debt	33,524	32,172	—	32,172	—

December 31, 2015
Financial assets:
Cash and cash equivalents	$29,133	$29,133	$29,133	$—	$—
Certificates of deposits with other banks	13,150	13,270	—	13,270	—
Securities available-for-sale	70,256	70,256	—	70,256	—
Securities held-to-maturity	52,859	54,470	—	54,470	—
Loans held for sale	102,623	102,623	—	102,623	—
Loans, net	1,024,164	1,034,832	—	—	1,034,832
Mortgage servicing rights	956	956	—	—	956
Interest rate lock commitment	1,583	1,583	—	—	1,583
Interest rate swap	405	405	—	405	—
Interest rate cap	437	437	—	437	—
Accrued interest receivable	3,356	3,356	—	723	2,633

Financial liabilities:
Deposits	$1,012,314	$1,015,521	$—	$1,015,521	$—
Repurchase agreements	27,437	27,437	—	27,437	—
FHLB and other borrowings	183,198	183,211	—	183,211	—
Interest rate swap	405	405	—	405	—
Accrued interest payable	474	474	—	474	—
Subordinated debt	33,524	32,172	—	32,172	—

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
The Class C Preferred Certificate designated 383.4 shares of preferred stock as Class C Preferred shares.  The Class C Preferred shares carry an annual dividend rate of 6.5% and are convertible into shares of Company common stock within thirty days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities.  The Class C Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends.  Redemption is subject to any necessary regulatory approvals.  In the event of liquidation of the Company, shares of Class C Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A and the Class B Preferred shares.  Holders of Class C Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class C Preferred shares, share exchanges, reclassifications or changes of control, or as required by law. The proceeds of these preferred stock offerings will be used to support continued growth of the Company and its Subsidiary.
On September 8, 2011, MVB received $8.5 million in Small Business Lending Fund (SBLF) capital.  The Company issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year.  Through March 8, 2016, the company's loan production qualified for the lowest dividend rate possible of 1%. Beginning March 9, 2016 the dividend rate increased to 9% and will remain as such until the SBLF is retired.
Note 8 – Net Income Per Common Share
The Company determines basic earnings per share by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income less dividends on convertible preferred stock plus interest on convertible subordinated debt by the weighted average number of shares outstanding increased by both the number of shares that would be issued assuming the exercise of stock options under the Company’s 2003 and 2013 Stock Incentive Plans and the conversion of preferred stock and subordinated debt if dilutive. Earnings per share available for the common shareholder has been corrected from prior year. The prior year calculation included convertible preferred stock in the dilutive calculations instead of the convertible subordinated debt. The net effect resulted in a decrease of one penny in dilutive earnings per share for both the nine and three months ended September 30, 2015.

(Dollars in thousands except shares and per share data)	For the nine months ended September 30,		For the three months ended September 30,
	2016	2015	2016	2015

Numerator for basic earnings per share:
Net Income from continuing operations	$6,670	$5,349	$2,310	$1,510
Less: Dividends on preferred stock	814	430	314	145
Net income from continuing operations available to common shareholders - basic	5,856	4,919	1,996	1,365
Net Income from discontinued operations available to common shareholders - basic and diluted	3,935	65	—	(104)
Net Income available to common shareholders	$9,791	$4,984	$1,996	$1,261

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$5,856	$4,919	$1,996	$1,365
Add: Dividends on convertible preferred stock	—	—	123	—
Add: Interest on convertible subordinated debt (tax effected)	924	1,042	350	—
Net income available to common shareholders from continuing operations - diluted	$6,780	$5,961	$2,469	$1,365

Denominator:
Total average shares outstanding	8,073,644	7,998,203	8,080,690	8,023,549
Effect of dilutive convertible preferred stock	—	—	489,625	—
Effect of dilutive convertible subordinated debt	1,837,500	1,837,500	1,837,500	—
Effect of dilutive stock options	24,065	125,530	26,529	152,755
Total diluted average shares outstanding	9,935,209	9,961,233	10,434,344	8,176,304

Earnings per share from continuing operations - basic	$0.73	$0.61	$0.25	$0.17
Earnings per share from discontinued operations - basic	$0.49	$0.01	$—	$(0.01)
Earnings per share common shareholder - basic	$1.22	$0.62	$0.25	$0.16

Earnings per share from continuing operations - diluted	$0.68	$0.60	$0.24	$0.17
Earnings per share from discontinued operations - diluted	$0.40	$—	$—	$(0.01)
Earnings per share per common shareholder - diluted	$1.08	$0.60	$0.24	$0.16
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
On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 12. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

Three months ended September 30, 2016 (Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$12,528	$1,183	$1	$—	$(189)	$13,523
Mortgage fee income	(95)	11,003	—	—	(240)	10,668
Insurance and investment services income	128	—	—	—	—	128
Other income	1,687	(31)	1,444	—	(1,370)	1,730
Total operating income	14,248	12,155	1,445	—	(1,799)	26,049
Expenses:
Interest expense	2,113	552	560	—	(431)	2,794
Provision for loan losses	1,075	—	—	—	—	1,075
Salaries and employee benefits	2,924	7,724	1,735	—	—	12,383
Other expense	4,782	2,054	888	—	(1,368)	6,356
Total operating expenses	10,894	10,330	3,183	—	(1,799)	22,608
Income (loss) from continuing operations, before income taxes	3,354	1,825	(1,738)	—	—	3,441
Income tax expense (benefit) - continuing operations	1,027	704	(600)	—	—	1,131
Net income (loss) from continuing operations	2,327	1,121	(1,138)	—	—	2,310
Income (loss) from discontinued operations, before income taxes	—	—	—	—	—	—
Income tax expense (benefit) - discontinued operations	—	—	—	—	—	—
Net income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	2,327	1,121	(1,138)	—	—	2,310
Preferred stock dividends	—	—	314	—	—	314
Net income (loss) available to common shareholders	$2,327	$1,121	$(1,452)	$—	$—	$1,996

Capital expenditures for the three-month period ended September 30, 2016	$116	$9	$36	$—	$—	$161
Total assets as of September 30, 2016	1,462,496	150,091	159,753	—	(303,745)	1,468,595
Total assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of September 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	$1,598	$16,882	$—	$—	$—	$18,480

Three months ended September 30, 2015 (Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$10,426	$1,029	$1	$—	$(40)	$11,416
Mortgage fee income	(28)	9,293	—	—	(310)	8,955
Insurance and investment services income	98	—	—	—	—	98
Other income	846	(1,544)	1,126	—	(1,028)	(600)
Total operating income	11,342	8,778	1,127	—	(1,378)	19,869
Expenses:
Interest expense	1,778	415	555	—	(350)	2,398
Provision for loan losses	636	—	—	—	—	636
Salaries and employee benefits	2,895	5,302	1,087	—	—	9,284
Other expense	3,831	1,894	775	—	(1,028)	5,472
Total operating expenses	9,140	7,611	2,417	—	(1,378)	17,790
Income (loss) from continuing operations, before income taxes	2,202	1,167	(1,290)	—	—	2,079
Income tax expense (benefit) - continuing operations	567	448	(446)	—	—	569
Net income (loss) from continuing operations	1,635	719	(844)	—	—	1,510
(Loss) from discontinued operations, before income taxes	—	—	—	(167)	—	(167)
Income tax (benefit) - discontinued operations	—	—	—	(63)	—	(63)
Net (loss) from discontinued operations	—	—	—	(104)	—	(104)
Net income (loss)	1,635	719	(844)	(104)	—	1,406
Preferred stock dividends	—	—	145	—	—	145
Net income (loss) available to common shareholders	$1,635	$719	$(989)	$(104)	$—	$1,261

Capital expenditures for the three-month period ended September 30, 2015	$266	$53	$224	$—	$—	$543
Total assets as of September 30, 2015	1,317,447	110,120	142,673	2,944	(266,655)	1,306,529
Total assets as of December 31, 2014	1,048,101	101,791	141,645	4,031	(185,109)	1,110,459
Goodwill as of September 30, 2015	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2014	$897	$16,882	$—	$—	$—	$17,779

Nine months ended September 30, 2016 (Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$37,583	$3,278	$2	$—	$(378)	$40,485
Mortgage fee income	(190)	27,862		—	(822)	26,850
Insurance and investment services income	303			—	—	303
Other income	4,161	1,804	4,310	—	(4,289)	5,986
Total operating income	41,857	32,944	4,312	—	(5,489)	73,624
Expenses:
Interest expense	6,312	1,543	1,665	—	(1,201)	8,319
Provision for loan losses	2,975	—	—	—	—	2,975
Salaries and employee benefits	8,654	20,866	4,907	—	—	34,427
Other expense	13,686	5,979	2,591	—	(4,288)	17,968
Total operating expenses	31,627	28,388	9,163	—	(5,489)	63,689
Income (loss) from continuing operations, before income taxes	10,230	4,556	(4,851)	—	—	9,935
Income tax expense (benefit) - continuing operations	3,177	1,762	(1,674)	—	—	3,265
Net income (loss) from continuing operations	7,053	2,794	(3,177)	—	—	6,670
Income (loss) from discontinued operations, before income taxes	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	—	—	2,629	(218)	—	2,411
Net income (loss) from discontinued operations	—	—	4,297	(362)	—	3,935
Net income (loss)	7,053	2,794	1,120	(362)	—	10,605
Preferred stock dividends		—	814	—	—	814
Net income (loss) available to common shareholders	$7,053	$2,794	$306	$(362)	$—	$9,791

Capital expenditures for the nine-month period ended September 30, 2016	$1,068	$164	$203	$—	$—	$1,435
Total assets as of September 30, 2016	1,462,496	150,091	159,753	—	(303,745)	1,468,595
Total assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of September 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	$1,598	$16,882	$—	$—	$—	$18,480

Nine months ended September 30, 2015 (Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$29,047	$2,996	$2	$—	$(297)	$31,748
Mortgage fee income	36	24,678		—	(833)	23,881
Insurance and investment services income	276			—	—	276
Other income	2,685	1,056	3,319	—	(3,345)	3,715
Total operating income	32,044	28,730	3,321	—	(4,475)	59,620
Expenses:
Interest expense	4,920	1,319	1,648	—	(1,130)	6,757
Provision for loan losses	1,856	—	—	—	—	1,856
Salaries and employee benefits	8,336	15,967	3,121	—	—	27,424
Other expense	11,773	5,474	1,857	—	(3,345)	15,759
Total operating expenses	26,885	22,760	6,626	—	(4,475)	51,796
Income (loss) from continuing operations, before income taxes	5,159	5,970	(3,305)	—	—	7,824
Income tax expense (benefit) - continuing operations	1,317	2,287	(1,129)	—	—	2,475
Net income (loss) from continuing operations	3,842	3,683	(2,176)	—	—	5,349
Income from discontinued operations, before income taxes	—	—	—	108	—	108
Income tax expense - discontinued operations	—	—	—	43	—	43
Net income from discontinued operations	—	—	—	65	—	65
Net income (loss)	3,842	3,683	(2,176)	65	—	5,414
Preferred stock dividends	—	—	430	—	—	430
Net income (loss) available to common shareholders	$3,842	$3,683	$(2,606)	$65	$—	$4,984

Capital expenditures for the nine-month period ended September 30, 2015	$997	$152	$490	$9	$—	$1,648
Total assets as of September 30, 2015	1,317,447	110,120	142,673	2,944	(266,655)	1,306,529
Total assets as of December 31, 2014	1,048,101	101,791	141,645	4,031	(185,109)	1,110,459
Goodwill as of September 30, 2015	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2014	$897	$16,882	$—	$—	$—	$17,779
Commercial & Retail Banking
For the three months ended September 30, 2016, the Commercial & Retail Banking segment earned $2.3 million compared to $1.6 million during the three months ended September 30, 2015. Net interest income increased $1.8 million, mainly the result of average loan balances increasing by $164.9 million. In addition, average interest bearing liabilities increased $154.4 million which led to a $335 thousand increase in interest expense. Noninterest income increased by $804 thousand, largely the result of an increase in gain on sale of securities of $475 thousand and a $528 thousand expense reduction due to the mark to market valuation of the interest rate cap. Noninterest expense increased $980 thousand, largely the result of a $852 thousand increase in other operating expense, a $81 thousand increase in occupancy and equipment, a $29 thousand increase in salaries and employee benefits, and a $350 thousand increase in data processing and communications. $289 thousand of the increase to noninterest expense relates to intercompany services expense related to Regulation W. In addition, income tax expense increased $460 thousand due to the increase in earnings.

For the nine months ended September 30, 2016, the Commercial & Retail Banking segment earned $7.1 million compared to $3.8 million during the nine months ended September 30, 2015. Net interest income increased $7.1 million, mainly the result of average loan balances increasing by $207.9 million. In addition, average interest bearing liabilities increased $200.7 million which led to a $1.4 million increase in interest expense. Noninterest income increased by $1.3 million, largely the result of an increase in gain on sale of securities of $882 thousand and a $644 thousand expense increase due to the mark to market valuation of the interest rate cap. Noninterest expense increased $2.2 million, largely the result of a $1.2 million increase in other operating expense and a $410 thousand increase in occupancy and equipment. $681 thousand of the increase to noninterest expense relates to intercompany services expense related to Regulation W. In addition, income tax expense increased $1.9 million due to the increase in earnings.
Mortgage Banking
For the three months ended September 30, 2016, the Mortgage Banking segment earned $1.1 million compared to $719 thousand during the three months ended September 30, 2015. Net interest income decreased $17 thousand, noninterest income increased by $3.2 million and noninterest expense increased by $2.6 million. The $402 thousand earnings increase is largely due to a $1.5 million increase in gains related to the mark to market valuation of the interest rate lock commitments driven by a 10% increase in the locked mortgage loan pipeline for the three months ended September 30, 2016 compared to a 9% decrease in the locked mortgage pipeline for the three months ended September 30, 2015. In addition, loans held for sale increased from $73.0 million at September 30, 2015 to $123.1 million at September 30, 2016. Mortgage fee income also increased by $1.7 million. Personnel expense increased by $2.4 million and income tax expense increased $256 thousand due to the increase in earnings.
For the nine months ended September 30, 2016, the Mortgage Banking segment earned $2.8 million compared to $3.7 million during the nine months ended September 30, 2015. Net interest income increased $58 thousand, noninterest income increased by $3.9 million and noninterest expense increased by $5.4 million. The $889 thousand earnings decrease is largely due to a $4.9 million increase in personnel expense, which was largely offset by a $3.2 million increase in mortgage fee income and a $721 thousand increase in gains related to the mark to market valuation of the interest rate lock commitments driven by a 71% increase in the locked mortgage loan pipeline for the nine months ended September 30, 2016 compared to a 58% increase in the locked mortgage pipeline for the nine months ended September 30, 2015. Loans held for sale increased from $73.0 million at September 30, 2015 to $123.1 million at September 30, 2016. In addition, income tax expense decreased $525 thousand due to the decrease in earnings.
Financial Holding Company
Excluding discontinued operations, for the three months ended September 30, 2016, the Financial Holding Company segment lost $1.1 million compared to a loss of $844 thousand during the three months ended September 30, 2015. Interest expense increased $5 thousand, noninterest income increased $318 thousand and noninterest expense increased $761 thousand. In addition, the income tax benefit increased $154 thousand. The increase in noninterest income was mainly due to a $318 thousand increase in other operating income, primarily intercompany services income related to Regulation W. The increase in noninterest expense was largely due to a $648 thousand increase in salaries and employee benefits, a $64 thousand increase in occupancy and equipment, and a $39 thousand increase in professional fees.
Excluding discontinued operations, for the nine months ended September 30, 2016, the Financial Holding Company segment lost $3.2 million compared to a loss of $2.2 million during the nine months ended September 30, 2015. Interest expense increased $17 thousand, noninterest income increased $991 thousand and noninterest expense increased $2.5 million. In addition, the income tax benefit increased $545 thousand. The increase in noninterest income was mainly due to a $921 thousand increase in other operating income, primarily intercompany services income related to Regulation W, and a $70 thousand increase in gain on sale of securities. The increase in noninterest expense was largely due to a $1.8 million increase in salaries and employee benefits, including a $500 thousand reorganization expense, a $198 thousand increase in occupancy and equipment, and a $398 thousand increase in professional fees.
Insurance
For the three months ended September 30, 2015, the discontinued insurance segment lost $104 thousand. Income tax benefit for the third quarter 2016 increased by $63 thousand.
For the nine months ended September 30, 2016, the discontinued insurance segment lost $362 thousand compared to a $65 thousand profit during the nine months ended September 30, 2015. Income tax benefit for the nine months ended September 30, 2016 increased by $261 thousand.

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
Information pertaining to the activity in the Company's defined benefit plan, using the latest available actuarial valuations for the three and nine months ended September 30, 2016 and 2015 is as follows:

(Dollars in thousands)	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Service cost	$—	$—
Interest cost	92	78
Expected Return on Plan Assets	(83)	(79)
Amortization of Net Actuarial Loss	59	64
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$68	$63

Contributions Paid	$62	$230

(Dollars in thousands)	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Service cost	$—	$—
Interest cost	276	235
Expected Return on Plan Assets	(248)	(237)
Amortization of Net Actuarial Loss	177	192
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$205	$190

Contributions Paid	$142	$302

Note 11 – Comprehensive Income
The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015

(Dollars in thousands)
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where net income is presented
Available-for-sale securities
Unrealized holding gains	$479	$4	$1,082	$130	Gain on sale of securities
	479	4	1,082	130	Total before tax
	(192)	(2)	(433)	(52)	Income tax expense
	287	2	649	78	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(59)	(64)	(177)	(192)	Salaries and benefits
	(59)	(64)	(177)	(192)	Total before tax
	24	26	71	77	Income tax expense
	(35)	(38)	(106)	(115)	Net of tax

Total reclassifications	$252	$(36)	$543	$(37)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at June 30, 2016	$1,702	$(3,060)	$(1,358)
Other comprehensive income (loss) before reclassification, net of tax	(437)	25	(412)
Amounts reclassified from AOCI, net of tax	(287)	35	(252)
Net current period OCI	(724)	60	(664)
Balance at September 30, 2016	$978	$(3,000)	$(2,022)

Balance at June 30, 2015	$(412)	$(1,920)	$(2,332)
Other comprehensive income (loss) before reclassification, net of tax	259	(278)	(19)
Amounts reclassified from AOCI, net of tax	(2)	38	36
Net current period OCI	257	(240)	17
Balance at September 30, 2015	$(155)	$(2,160)	$(2,315)

Balance at January 1, 2016	$(363)	$(2,570)	$(2,933)
Other comprehensive income (loss) before reclassification, net of tax	1,990	(536)	1,454
Amounts reclassified from AOCI, net of tax	(649)	106	(543)
Net current period OCI	1,341	(430)	911
Balance at September 30, 2016	$978	$(3,000)	$(2,022)

Balance at January 1, 2015	$(406)	$(2,236)	$(2,642)
Other comprehensive income (loss) before reclassification, net of tax	329	(39)	290
Amounts reclassified from AOCI, net of tax	(78)	115	37
Net current period OCI	251	76	327
Balance at September 30, 2015	$(155)	$(2,160)	$(2,315)

Note 12 – Discontinued Operations
On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank. The Company retained approximately $424 thousand in liabilities and received proceeds totaling $7.0 million related to this transaction.
Assets and liabilities of discontinued operations at the dates indicated were as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$—	$2,245
Total cash and cash equivalents	—	2,245
Premises and equipment	—	618
Accrued interest receivable and other assets	—	2,154
TOTAL ASSETS	$—	$5,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest payable and other liabilities	—	2,834
Total liabilities	—	2,834

STOCKHOLDERS’ EQUITY
Retained earnings	—	2,183
Total stockholders’ equity	—	2,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$—	$5,017

Net income (losses) from discontinued operations, net of tax, for the nine and three months ended September 30, 2016 and 2015, were as follows:

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
NONINTEREST INCOME
Insurance and investment services income	$1,887	$3,529	$—	$1,044
Gain on sale of subsidiary	6,926	—	—	—
Other operating income	2	6	—	1
Total noninterest income	8,815	3,535	—	1,045

NONINTEREST EXPENSES
Salary and employee benefits	1,937	2,707	—	919
Occupancy expense	124	202	—	69
Equipment depreciation and maintenance	29	42	—	14
Data processing and communications	79	79	—	28
Marketing, contributions and sponsorships	7	23	—	8
Professional fees	2	20	—	17
Printing, postage and supplies	12	14	—	5
Insurance, tax and assessment expense	58	81	—	43
Travel, entertainment, dues and subscriptions	67	91	—	35
Other operating expenses	154	168	—	74
Total noninterest expense	2,469	3,427	—	1,212
Income from discontinued operations, before income taxes	6,346	108	—	(167)
Income tax expense - discontinued operations	2,411	43	—	(63)
Net Income (loss) from discontinued operations	$3,935	$65	$—	$(104)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2016 and December 31, 2015 and the results of our operations for the nine and three months ended September 30, 2016 and 2015. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2015.
FORWARD-LOOKING INFORMATION
Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of MVB  Financial Corp. (the “Company”) and its subsidiary (collectively “we,” “our,” or “us), including MVB Bank, Inc. (the “Bank”);

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, and the Federal Deposit Insurance Corporation ("FDIC");

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

SUMMARY OF RESULTS OF OPERATIONS
As of September 30, 2016 and 2015 and for the Nine and Three Months Ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Net income to:
Average assets (annualized) - continuing operations	0.62%	0.60%	0.64%	0.48%
Average assets (annualized) - discontinued operations	0.37%	0.01%	—%	(0.03)%
Average stockholders’ equity (annualized) - continuing operations	7.41%	6.41%	7.32%	5.35%
Average stockholders’ equity (annualized) - discontinued operations	4.37%	0.08%	—%	(0.37)%
Net interest margin	3.22%	3.02%	3.17%	3.11%

Average stockholders’ equity to average assets	8.42%	9.33%	8.73%	9.01%
Total loans to total deposits (end of period)	95.50%	97.70%	95.50%	97.70%
Allowance for loan losses to total loans (end of period)	0.85%	0.74%	0.85%	0.74%
Efficiency ratio	80.23%	81.69%	80.58%	84.46%
Bank Capital ratios:
Tier 1 capital ratio	11.53%	11.88%	11.53%	11.88%
Risk-based capital ratio	12.30%	12.60%	12.30%	12.60%
Leverage ratio	9.60%	9.96%	9.60%	9.96%
Common Equity Tier 1 capital ratio	11.53%	11.88%	11.53%	11.88%
Cash dividends on common stock as a percentage of net income	4.56%	8.87%	7.01%	11.45%
Per share data:
Book value per share (end of period)	$13.49	$12.13	$13.49	$12.13
Earnings per share from continuing operations - basic	$0.73	$0.61	$0.25	$0.17
Earnings per share from discontinued operations - basic	$0.49	$0.01	$—	$(0.01)
Earnings per common shareholder - basic	$1.22	$0.62	$0.25	$0.16

Earnings per share from continuing operations - diluted	$0.68	$0.60	$0.24	$0.17
Earnings per share from discontinued operations - diluted	$0.40	$—	$—	$(0.01)
Earnings per common shareholder - diluted	$1.08	$0.60	$0.24	$0.16
Introduction
MVB Financial Corp. was formed on May 29, 2003 and became a bank holding company under the laws of West Virginia on January 1, 2004, and, effective December 19, 2012, became a financial holding company.  The Company features a subsidiary and multiple affiliated businesses, each of which is described in more detail below, including MVB Bank, Inc. and its wholly-owned subsidiaries MVB Mortgage and MVB Insurance, LLC . On December 31, 2013, three Company subsidiaries, MVB-Central, Inc. (a second-tier level holding company), MVB-East, Inc. (a second tier holding company) and Bank Compliance Solutions, Inc. (an inactive subsidiary) were merged into the Company.
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

During the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”).  In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest.  MVB Mortgage has eleven mortgage only offices, located in Virginia, within the Washington, DC metropolitan area as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.
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
MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary. Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company. MVB Insurance offered select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance. On June 30, 2016, the Company entered into an Asset Purchase agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, and was reported in discontinued operations, as discussed in Note 12. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.
Subsequent to the sale of MVB Insurance, the Company’s primary business activities, through its subsidiary, are currently community banking, and mortgage banking. As a community-based bank, the Bank offers its customers a full range of products through various delivery channels.  Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities.  Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer.  Since the opening date of January 4, 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and customer support in the Marion County and Harrison County, West Virginia markets, expansion into Monongalia and Kanawha Counties, West Virginia and, most recently, into Fairfax County, Virginia.  With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened up increased market opportunities in the Washington, D.C. metropolitan region and added enough volume to further diversify the Company’s revenue stream.
This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At September 30, 2016, the Company had 362 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800.  The Company’s Internet web site is www.mvbbanking.com.

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
Results of Operations
Overview of the Statements of Income
Excluding discontinued operations, for the three months ended September 30, 2016, the Company earned $2.3 million compared to $1.5 million million in the third quarter of 2015.  Net interest income increased by $1.7 million, noninterest income increased by $4.1 million and noninterest expenses increased by $4.0 million.  The increase in net interest income was driven mainly by the continued growth of the Company's balance sheet, with $166.8 million in average loan growth and despite an increase in average interest bearing liabilities of $154.2 million and an increase in interest expense of $396 thousand. The increase in average interest bearing liabilities generated the increase in interest expense of $396 thousand; $145 thousand of the increase was related to an increase in certificates of deposit, which increased cost of funds by 17 basis points, $257 thousand of the increase was related to MMDA, which increased the cost of funds by 20 basis points, and $157 thousand of the increase was related to FHLB and other borrowings, which increased the cost of funds by 19 basis points. In addition, income tax expense increased from $569 thousand to $1.1 million which equated to an effective tax rate of 27.37% and 32.87%, respectively.

Loan loss provisions of $1.1 million and $636 thousand were made for the quarters ended September 30, 2016 and 2015, respectively. The increase in loan loss provision is attributable primarily to quarterly adjustments to the qualitative factors that increased the loan loss allocation rates in effect during the third quarter of 2016, an increased level of charge offs, and the recognition of additional loan impairments. The increased charge offs and loan impairments were mainly concentrated in just three commercial loans, one of which is a $1.1 million commercial real estate development loan, net of a $535 thousand charge off, that is contractually current as of September 30, 2016, and continues to pay in accordance with the terms of the loan agreement. This loan is considered non-performing due to an extended period of interest only debt service requirements and the impairment of this loan has been increased to be an additional $509 thousand during the third quarter of 2016, the result of an updated appraisal. The other two loans were related party commercial loans that were impacted by downturns in the coal industry and totaled $366 thousand, net of $679 thousand of partial charge-offs and $435 thousand of proceeds received from the orderly liquidation of the collateral. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.  The Company charged off $1.0 million in loans during the third quarter of 2016 versus $304 thousand for the same time period in 2015. As noted above, charge offs of $679 thousand, or 67% of the total third quarter 2016 charge offs, were attributable to the related party coal industry loans. Meanwhile, the remaining $339 thousand, or 33%, of third quarter 2016 charge offs were attributable to one additional $86 thousand commercial loan that was charged off in its entirety, and four consumer loans that incurred $253 thousand in partial charge offs. All of these loans, with the exception of those charged off completely, were non-performing as of September 30, 2016.
Excluding discontinued operations, for the nine months ended September 30, 2016, the Company earned $6.7 million compared to $5.3 million for the nine months ended September 30, 2015. Net interest income increased by $7.2 million, noninterest income increased by $5.3 million and noninterest expenses increased by $9.2 million. The increase in net interest income was driven mainly by the continued growth of the Company's balance sheet, with $210.8 million in average loan growth and despite an increase in average interest bearing liabilities of $200.7 million and an increase in interest expense of $1.6 million. The increase in average interest bearing liabilities generated the increase in interest expense of $1.6 million; $710 thousand of the increase was related to an increase in certificates of deposit, which increased cost of funds by 15 basis points, $559 thousand of the increase was related to MMDA, which increased the cost of funds by 16 basis points, and $368 thousand of the increase was related to FHLB and other borrowings, which increased the cost of funds by 21 basis points. In addition, income tax expense increased from $2.5 million to $3.3 million which equated to an effective tax rate of 31.63% and 32.86%, respectively.
Loan loss provisions of $3.0 million and $1.9 million were made for the nine months ended September 30, 2016 and 2015, respectively. The increase in loan loss provision is attributable primarily to quarterly adjustments to the qualitative factors that increased loan loss allocation rates in effect during the third quarter of 2016, an increased level of charge offs, and the recognition of additional loan impairments. The increased charge offs and loan impairments were mainly concentrated in just three commercial loans, one of which is a $1.1 million commercial real estate development loan, net of a $535 thousand charge off, that is contractually current as of September 30, 2016, and continues to pay in accordance with the terms of the loan agreement. This loan is considered non-performing due to an extended period of interest only debt service requirements. The other two loans were related party commercial loans that were impacted by downturns in the coal industry and totaled $366 thousand, net of $679 thousand of partial charge-offs and $435 thousand of proceeds received from the orderly liquidation of the collateral. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.  The Company charged off $1.8 million in loans during the nine months ended September 30, 2016 versus $727 thousand for the same time period in 2015. As noted above, a charge off of $535 thousand, or 29% of the total 2016 charge offs, was attributable to the development loan while charge offs of $679 thousand, or 37%, were attributable to the related party coal industry loans. Meanwhile, the remaining $630 thousand of total 2016 charge offs were attributable to a variety of relatively smaller loans, including four commercial loans that incurred $232 thousand, or 13%, of the total 2016 charge offs, six consumer loans that incurred a total of $275 thousand, or 15%, or total 2016 charge offs, and two residential mortgage loans that incurred $124 thousand, or 7%, of the total 2016 charge offs. All of these loans, with the exception of those charged off completely, were non-performing as of September 30, 2016.

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
The net interest margin for the three months ended September 30, 2016 and 2015 was 3.17% and 3.11% respectively.  The 6 basis point increase in the net interest margin for the quarter ended September 30, 2016 was the result of a 7 basis point increase in yield, largely the result of a 30 basis point increase in yield on consumer loans, a 17 basis point increase in yield on real estate loans, a 51 basis point increase in tax-exempt investment securities, and a 12 basis point increase on taxable investment securities. Cost of funds for the three months ended September 30, 2016 versus 2015 increased by 1 basis point. The cost of funds increase was mainly the result of a 19 basis point increase in FHLB and other borrowings, a 17 basis point increase in certificates of deposit and a 20 basis point increase in money market checking and offset by a 12 basis point decrease in NOW and an 10 basis point decrease in savings. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Company’s loan portfolio yield. The Company was able to grow average loan balances by $166.8 million and average deposit balances by $118.9 million, resulting in an increase in net interest income of $1.7 million. Additionally, investment securities average balance increased by $27.7 million through the purchase of available-for-sale securities, and the resulting securities earned higher rates in the loan portfolio.  An increase in the Company’s average non-interest bearing balances of $21.8 million helped to sustain a 10 basis point favorable spread on net interest margin.
The net interest margin for the nine months ended September 30, 2016 and 2015 was 3.22% and 3.02% respectively.  The 20 basis point increase in the net interest margin for the nine months ended September 30, 2016 was the result of a 21 basis point increase in yield, largely the result of a 18 basis point increase in yield on commercial loans, a 20 basis point increase in yield on real estate loans, and a 49 basis point increase in tax-exempt investment securities. The increase in yield on commercial loans was primarily the result of the recovery of non-accrual interest on one commercial lending relationship which contributed $662 thousand to commercial loan interest income for the nine months ended September 30, 2016, representing 12 basis points of the increase in commercial loan yield for the nine months ended September 30, 2016. Cost of funds for the nine months ended September 30, 2016 versus 2015 increased by 3 basis points. The cost of funds increase was mainly the result of a 21 basis point increase in FHLB and other borrowings, a 15 basis point increase in certificates of deposit and a 16 basis point increase in money market checking and offset by a 8 basis point decrease in NOW and a 8 basis point decrease in savings. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Company’s loan portfolio yield. The Company was able to grow average loan balances by $210.8 million and average deposit balances by $187.8 million, resulting in an increase in net interest income of 7.2 million. Additionally, investment securities average balance increased by 17.1 million through the purchase of available-for-sale securities, and the resulting securities earned higher rates in the loan portfolio.  An increase in the Company’s average non-interest bearing balances of 19.3 million helped to sustain a 10 basis point favorable spread on net interest margin.
Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$18,567	$28	0.60%	$18,492	$11	0.24%
CDs with other banks	10,893	53	1.95%	12,455	60	1.93%
Investment securities:
Taxable	78,943	342	1.73%	53,018	213	1.61%
Tax-exempt	67,033	476	2.84%	65,306	380	2.33%
Loans and loans held for sale: (1)
Commercial	737,134	7,916	4.30%	633,312	6,880	4.35%
Tax exempt	16,170	140	3.46%	19,214	168	3.50%
Real estate	409,074	4,370	4.27%	342,048	3,506	4.10%
Consumer	16,003	198	4.95%	17,039	198	4.65%
Total loans	1,178,381	12,624	4.29%	1,011,613	10,752	4.25%

Total earning assets	1,353,817	13,523	4.00%	1,160,884	11,416	3.93%
Less: Allowance for loan losses	(9,337)			(7,043)
Cash and due from banks	12,995			13,939
Other assets	89,586			83,438
Total assets	$1,447,061			$1,251,218

Liabilities
Deposits:
NOW	$426,096	$530	0.50%	$451,658	$699	0.62%
Money market checking	178,579	359	0.80%	68,070	102	0.60%
Savings	42,811	19	0.18%	39,664	28	0.28%
IRAs	16,701	53	1.27%	12,323	40	1.30%
CDs	305,259	941	1.23%	300,686	796	1.06%
Repurchase agreements and federal funds sold	26,238	17	0.26%	24,898	18	0.29%
FHLB and other borrowings	170,946	316	0.74%	115,103	159	0.55%
Subordinated debt	33,524	559	6.67%	33,524	556	6.63%
Total interest-bearing liabilities	1,200,154	2,794	0.93%	1,045,926	2,398	0.92%
Noninterest bearing demand deposits	106,097			84,262
Other liabilities	14,530			8,236
Total liabilities	1,320,781			1,138,424

Stockholders’ equity
Preferred stock	16,334			16,334
Common stock	8,132			8,075
Paid-in capital	74,439			74,320
Treasury stock	(1,084)			(1,084)
Retained earnings	30,070			17,481
Accumulated other comprehensive income	(1,611)			(2,332)
Total stockholders’ equity	126,280			112,794
Total liabilities and stockholders’ equity	$1,447,061			$1,251,218

Net interest spread			3.07			3.01
Net interest income-margin		$10,729	3.17%		$9,018	3.11%
(1) Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Yield/ Cost	Average Balance	Interest Income/ Expense	Yield/ Cost
Assets
Interest-bearing deposits in banks	$17,859	$73	0.55%	$15,782	$30	0.25%
CDs with other banks	12,392	178	1.92%	11,970	168	1.87%
Investment securities:
Taxable	73,987	984	1.77%	53,659	674	1.67%
Tax-exempt	61,682	1,320	2.85%	64,943	1,150	2.36%
Loans and loans held for sale:
Commercial	734,924	24,394	4.43%	593,077	18,894	4.25%
Tax exempt	16,491	428	3.46%	20,409	539	3.52%
Real estate	398,213	12,489	4.18%	325,775	9,723	3.98%
Consumer	17,441	619	4.73%	17,031	570	4.46%
Total loans	1,167,069	37,930	4.33%	956,292	29,726	4.14%

Total earning assets	1,332,989	40,485	4.05%	1,102,646	31,748	3.84%
Less: Allowance for loan losses	(8,758)			(6,801)
Cash and due from banks	13,206			14,031
Other assets	88,061			83,123
Total assets	$1,425,498			$1,192,999

Liabilities
Deposits:
NOW	$457,945	$1,865	0.54%	$431,053	$1,989	0.62%
Money market checking	146,467	833	0.76%	60,940	274	0.60%
Savings	43,870	70	0.21%	37,933	83	0.29%
IRAs	16,252	155	1.27%	10,985	102	1.24%
CDs	318,740	2,816	1.18%	273,818	2,106	1.03%
Repurchase agreements & federal funds sold	27,169	55	0.27%	26,987	62	0.31%
FHLB and other borrowings	153,687	861	0.75%	121,724	493	0.54%
Subordinated debt	33,524	1,664	6.62%	33,524	1,648	6.55%
Total interest-bearing liabilities	1,197,654	8,319	0.93%	996,964	6,757	0.90%
Non-interest bearing demand deposits	96,615			77,330
Other liabilities	11,271			7,408
Total liabilities	1,305,540			1,081,702

Stockholders’ equity
Preferred stock	16,334			16,334
Common stock	8,124			8,049
Paid-in capital	74,355			74,383
Treasury stock	(1,084)			(1,084)
Retained earnings	24,294			16,122
Accumulated other comprehensive income	(2,065)			(2,507)
Total stockholders’ equity	119,958			111,297
Total liabilities and stockholders’ equity	$1,425,498			$1,192,999

Net interest spread			3.12			2.94
Net interest income-margin		$32,166	3.22%		$24,991	3.02%
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
For the three months ended September 30, 2016, noninterest income totaled $12.5 million compared to $8.5 million for the same time period in 2015.  The $4.0 million increase in noninterest income was mainly the result of an increase in gain on derivatives of $2.0 million and a $1.7 million increase in mortgage fee income. The increase in gain on derivatives was largely the result of a 18% increase in the locked mortgage loan pipeline for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. In addition, loans held for sale increased from $73.0 million at September 30, 2015 to $123.1 million at September 30, 2016. The increase in mortgage fee income was due to a $106.0 million or 16% increase in loan sale volume combined with a flat gain on sale margin.
For the nine months ended September 30, 2016, noninterest income totaled $33.1 million compared to $27.9 million for the same time period in 2015.  The $5.2 million increase in noninterest income was mainly the result of a $3.0 million increase in mortgage fee income, a $952 thousand increase in gain on sale of securities and a $1.4 million increase in gain on derivatives. The increase in mortgage fee income was due to a $143.5 million or 13.8% increase in loan sale volume combined with a flat gain on sale margin. The increase in gain on sale of securities was the result of selling $42.3 million more investment securities during the nine months ended September 30, 2016 versus the same time period in 2015. The increase in gain on derivatives was largely the result of an 13% increase in the locked mortgage loan pipeline for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. In addition, loans held for sale increased from $73.0 million at September 30, 2015 to $123.1 million at September 30, 2016.
Non-Interest Expense
The Company had 362 full-time equivalent personnel at September 30, 2016, as noted, compared to 376 full-time equivalent personnel as of September 30, 2015.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 80.58% for the third quarter of 2016 compared to 84.46% for the third quarter of 2015. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.
For the three months ended September 30, 2016, noninterest expense totaled $18.7 million compared to $14.8 million for the same time period in 2015. The $3.9 million increase in noninterest expense was mainly the result of the following:
Salaries and employee benefits expense increased $3.1 million, this increase related to: the addition of new bank and mortgage offices, increased incentives and commissions related to goal attainment and production, additional staffing related to organic growth and raises for existing staff.
Occupancy and equipment expense increased $157 thousand. This increase was mainly the result of the opening of multiple new bank and mortgage office locations.
Data processing and communication costs increased $387 thousand. This increase was largely driven by a $300 thousand core vendor termination fee that was accrued for in September 2016. In addition, overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base also drove the increase.
Other operating expenses increased $630 thousand. The increase was offset by a decrease in gains on the sale of other real estate properties.
The Company’s efficiency ratio was 80.23% for the nine months ended September 30, 2016 compared to 81.69% for the same period in 2015. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.  The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the nine months ended September 30, 2016, noninterest expense totaled $52.4 million compared to $43.2 million for the same time period in 2015. The $9.2 million increase in noninterest expense was mainly the result of the following:
Salaries and employee benefits expense increased $7.0 million, this increase related to: the addition of new bank and mortgage offices, increased incentives and commissions related to goal attainment and production, additional staffing related to organic growth and raises for existing staff.
Occupancy and equipment expense increased $581 thousand. This increase was mainly the result of the opening of multiple new bank and mortgage office locations.
Data processing and communication costs increased $949 thousand. This increase was largely driven by a $300 thousand core vendor termination fee that was accrued for in September 2016. In addition, overall growth in terms of client base, personnel and office space, and the usage of new and enhanced products, services and providers to better serve the client base also drove the increase.
Other operating expenses increased $503 thousand. The increase was primarily the result of a decrease in gains on the sale of other real estate properties.
Return on Average Assets and Average Equity (Annualized)
Excluding discontinued operations, returns on average assets (ROA) and average equity (ROE) annualized were 0.64% and 7.32% for the three months ended September 30, 2016 compared to 0.48% and 5.35% in the three months ended September 30, 2015. The 0.16% increase in ROA is due to increased earnings from continuing operations of $800 thousand and slightly offset by a $195.8 million increase in average assets for the three months ended September 30, 2016 compared to the three months ended September 30, 2016. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The 1.97% increase in ROE is also due to increased earnings of $800 thousand and a $13.5 million increase in average equity for the three months ended September 30, 2015 compared to the three months ended September 30, 2015. The increase in average equity was mainly due to increased earnings.
Excluding discontinued operations, returns on average assets (ROA) and average equity (ROE) annualized were 0.62% and 7.41% for the nine months ended September 30, 2016 compared to 0.60% and 6.41% in the nine months ended September 30, 2016. The 0.02% increase in ROA is due to increased earnings from continuing operations of $1.3 million but was nearly outpaced by a $232.5 million increase in average assets for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in average assets was primarily due to an increase in net loans due to continued loan growth. The 1.00% increase in ROE is also due to increased earnings of $1.3 million and a $8.7 million increase in average equity for the nine months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in average equity was mainly due to increased earnings.
Overview of the Statement of Condition
The Company’s interest-earning assets, interest-bearing liabilities, and stockholders’ equity changed significantly during the third quarter of 2016 compared to the quarter ended September 30, 2015. The most significant areas of change between the quarters ended September 30, 2016 and September 30, 2015 were as follows: total loans increased to an average balance of $1.2 billion from $1.0 billion, investment securities increased $27.7 million to an average of $146.0 million, interest-bearing liabilities grew to an average balance of $1.2 billion from $1.0 billion and stockholders’ equity grew $13.5 million to an average of $126.3 million.  These trends reflect the continued growth of the Company and its subsidiary in the loan, deposit and capital areas.
Total assets at September 30, 2016 were $1.5 billion or an increase of $84.1 million since December 31, 2015.  The greatest area of increase was a $42.8 million increase in net loan growth.
Deposits totaled $1.1 billion at September 30, 2016 or an increase of $114.5 million since December 31, 2015, mainly the result of an increase in savings, NOW and time deposits.
Stockholders’ equity has increased approximately $10.7 million from December 31, 2015 largely due to earnings for the nine months ended September 30, 2016 of $10.6 million. In addition, unrealized gains on available-for-sale securities increased $1.3 million, in part due to the reclassification of all held-to-maturity investments into available-for-sale investments. Also, pension liability was reduced by $430 thousand.

Cash and Cash Equivalents
Cash and cash equivalents totaled $28.8 million as of September 30, 2016 compared to $29.1 million as of December 31, 2015.
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
Investment securities totaled $152.2 million as of September 30, 2016 and $123.1 million as of December 31, 2015. As of September 30, 2016, the investment portfolio is comprised of the following mix of securities:

•	45.7% of municipal securities

•	13.0% - U.S. Agency securities

•	36.6% - U.S. Sponsored Mortgage-backed securities

•	4.7% - Equity and other securities
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
Loans
The Company’s loan portfolio totaled $1.1 billion as of September 30, 2016 and $1.0 billion as of December 31, 2015. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.
Loan Concentration
At September 30, 2016 and December 31, 2015, $750.0 million, or 69.7% and $729.3 million, or 70.7%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate.  The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses
The allowance for loan losses was $9.2 million or 0.85% of total loans at September 30, 2016 compared to $8.0 million or 0.78% of total loans at December 31, 2015. The increase in this ratio was the direct result of the increase in loan loss provision noted previously in the Overview of the Statements of Income on page 44. An increase of the overall loan loss allocation rates caused by adjustments to the qualitative factors, an increased level of charge offs, and the recognition of additional loan impairments each attributed to the increased loan loss provision. Furthermore, this increased level of loan loss provision occurred in conjunction with a period of relatively lower loan growth, thus creating an increase in the allowance for loan losses as a percentage of total loans. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee.  The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio.  Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy.  When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.
Capital Resources
The Company considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1.1 billion at September 30, 2016.
Non-interest bearing deposits remain a core funding source for the Bank and, thus, the Company.  At September 30, 2016, non-interest bearing deposits totaled $105.8 million compared to $80.4 million at December 31, 2015.  The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing funding sources of the Bank and its subsidiaries.
Interest-bearing deposits totaled $1.0 billion at September 30, 2016 compared to $931.9 million at December 31, 2015. Average interest-bearing liabilities totaled $1.2 billion for the nine months ended September 30, 2016 compared to $997.0 million for the same time period in 2015.  This $200.7 million increase is the result of the following: $44.9 million increase in CDs, $26.9 million increase in NOW accounts, $85.5 million increase in MMDA and $32.0 million increase in FHLB and other borrowings. Average non-interest bearing demand deposits totaled $96.6 million for the nine months ended September 30, 2016 compared to $77.3 million for the same time period in 2015.  Management will continue to emphasize deposit gathering in 2016 by offering outstanding customer service and competitively priced products.  The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.
Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and Federal Home Loan Bank borrowings to fund its operations and investments.  At September 30, 2016, repurchase agreements totaled $27.2 million compared to $27.4 million at December 31, 2015.  In addition to the aforementioned funds alternatives, the Bank has access to more than $291.5 million through additional advances from the Federal Home Loan Bank of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.
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
The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the nine months ended September 30, 2016, cash provided by financing activities totaled $65.9 million, while outflows from investing activity totaled $57.7 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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
The current economic climate in the Company’s primary market areas reflect economic climates that are generally more favorable than the general national climate. Unemployment in the United States was 4.8% and 4.9% in September 30, 2016 and 2015, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	August 2016	August 2015
Berkeley County, WV	4.00%	5.10%
Harrison County, WV	5.50%	6.60%
Jefferson County, WV	3.40%	4.20%
Marion County, WV	6.00%	7.50%
Monongalia County, WV	4.50%	5.30%
Kanawha County, WV	5.20%	6.00%
Fairfax County, VA	3.20%	3.50%

Nonperforming loans to total loans were 0.95% as of September 30, 2016 versus 0.94% as of September 30, 2015. Charge offs to total loans were 0.17% and 0.07% for the nine months ended September 30, 2016 and 2015, respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.
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
The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry.  As of September 30, 2016 and December 31, 2015, the outstanding loan balances to coal and natural gas production clients was $7.2 million and $7.3 million, respectively.

Capital/Stockholders’ Equity
The Company and the Bank have financed operations and growth over the years through the sale of equity.  These equity sales have resulted in an effective source of capital.
At September 30, 2016, accumulated other comprehensive loss totaled $2.0 million compared to $2.9 million at December 31, 2015. This change is primarily the result in the rise of the change in the value of the unrealized loss on available for sale securities in large part due to the reclassification of all held-to-maturity investments into available-for-sale investments.
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
Capital Requirements
The Bank’s total risk based capital ratio increased from 12.19% at December 31, 2015 to 12.30% at September 30, 2016. The increase in this ratio was largely due to a $13.4 million increase in total bank capital.
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
Prompt Corrective Action
The Federal Deposit Insurance Act ("FDIA") requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

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
Regulatory
The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $12.2 million and $17.0 million on September 30, 2016 and December 31, 2015, respectively. On October 4, 2016, the Company began utilizing a software platform to aid in minimizing the daily reserve requirement with the Federal Reserve Board.
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

Future Outlook
The Company’s net income from continuing operations increased in the third quarter of 2016 compared to the third quarter of 2015 mainly due to an increase in net interest income, an increase in gain on derivatives, an increase in mortgage fee income and offset partially by an increase in noninterest expense. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage has added staff and locations to ramp up production and improve profitability. The Company believes it is well positioned in some of the finest markets in the states of West Virginia and Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The critical challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.
Interest Rate Sensitivity Management
The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2016. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended June 30, 2016, over a twelve month period an immediate 100 basis point increase in interest rates would result in an increase in net interest income by 3.22%. An immediate 200 basis point increase in interest rates would result in an increase in net interest income by 5.95%. A 100 basis point decrease in interest rates would result in a decrease in net interest income of 5.92%.  While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.
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
Item 4. Controls and Procedures
The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2016, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
From time to time in the ordinary course of business, the Company and its subsidiary are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations.  Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations.  Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, the results are difficult to predict at all.  The Company is not aware of any asserted or unasserted legal proceedings or claims that the Company believes would have a material adverse effect on the Company’s financial condition or results of the Company’s operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2014, the Company began a private offering under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) of subordinated promissory notes and preferred stock.  During the six month period ended June 30, 2014, the Company received net proceeds related to subscriptions for subordinated promissory notes totaling $29.3 million.  In addition, during the same period, the Company received subscriptions for seven hundred eighty-three preferred stock shares totaling $7.8 million in additional capital.  The proceeds of these subordinated debt and preferred stock offerings will be used to support continued growth of the Company and its Subsidiary.
During 2013, the Company commenced a private offering under Rule 506 of Regulation D of its common stock to accredited investors.  As of December 31, 2013, the Company had received subscriptions for 610,194 common stock shares totaling $9.8 million in additional capital.  During the six month period ended June 30, 2014, the Company received additional subscriptions for 361,865 common stock shares totaling $5.8 million in additional capital at September 30, 2014.  The proceeds of this offering are also being used to support continued growth of the Company and its Subsidiary.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed herewith.

Exhibit 10.1	USI Insurance Services, LLC Asset Purchase of MVB Insurance, LLC Agreement
Exhibit 10.2 *	Severance Agreement and Release of Claims between MVB Financial Corp. and Bret S. Price
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(*) Management contract or compensatory plan
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2016

MVB Financial Corp.

By:	/s/ Larry F. Mazza Larry F. Mazza President, CEO and Director (Principal Executive Officer)

By:	/s/ Donald T. Robinson Donald T. Robinson Executive Vice President & CFO (Principal Financial and Accounting Officer)