Form 10-K
period 2016-12-31
MVB FINANCIAL CORP
filed 2017-03-10
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Registrant's telephone number, including area code (304) 363-4800
(Former name, former address and former fiscal year, if changed since last report) [None]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par
(Title of Class)
Preferred Stock, $1,000.00 Par
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
Based upon the average selling price of sales known to the Registrant of the Registrant's common stock during the period through June 30, 2016 , the aggregate market value of the common shares of the Registrant held by non-affiliates during that time was $88,431,005. For this purpose, certain executive officers and directors are considered affiliates.
Portions of the Registrant’s definitive proxy statement relating to the Annual Meeting to be held May 16, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.
As of March 9, 2017 , the Registrant had 9,996,544 shares of common stock outstanding with a par value of $1.00 per share.

PART I

ITEM 1. BUSINESS

MVB Financial Corp., (the "Company") was formed on May 29, 2003 and became a bank holding company under the laws of West Virginia on January 1, 2004, and, effective December 19, 2012, became a financial holding company. The Company features a subsidiary and multiple affiliated businesses, each of which is described in more detail below, including MVB Bank, Inc. (the "Bank") and its wholly-owned subsidiaries, MVB Mortgage and MVB Insurance, LLC ("MVB Insurance"). On December 31, 2013, three Company subsidiaries, MVB-Central, Inc. (a second-tier level holding company), MVB-East, Inc. (a second tier holding company) and Bank Compliance Solutions, Inc. (an inactive subsidiary) were merged into the Company.

The Bank was formed on October 30, 1997 and chartered under the laws of the State of West Virginia. The Bank commenced operations on January 4, 1999. In August of 2005, the Bank opened a full-service office in neighboring Harrison County, West Virginia. During October of 2005, the Bank purchased a branch office in Jefferson County, West Virginia, situated in West Virginia’s eastern panhandle. During the third quarter of 2007, the Bank opened a full-service office in the Martinsburg area of Berkeley County, West Virginia. In the second quarter of 2011, the Bank opened a banking facility in the Cheat Lake area of Monongalia County, West Virginia. The Bank opened its second Harrison County, West Virginia location, the downtown Clarksburg office in the historic Empire Building during the fourth quarter of 2012.

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

In the first quarter of 2013, the Bank opened its second Monongalia County location in the Sabraton area of Morgantown, West Virginia. In the second quarter of 2013, the Bank opened its second full-service office in Berkeley County, West Virginia, at Edwin Miller Boulevard. In addition, the Bank opened a loan production office at 184 Summers Street, Charleston, Kanawha County, West Virginia, which was subsequently moved to 400 Washington Street East, Charleston, West Virginia and later replaced during March 2015 by a full-service branch at the same location.

In 2014, the Bank opened a loan production office in Reston, Fairfax County, Virginia, which was replaced by a full-service branch in October 2015.

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

MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary. Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company. MVB Insurance offered select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance. On June 30, 2016, the Company entered into an Asset Purchase agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, and was reported in discontinued operations, as discussed in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Subsequent to the sale of MVB Insurance, the Company’s primary business activities, through its subsidiary, are currently community banking, and mortgage banking. As a community-based bank, the Bank offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer. Since the opening date of January 4, 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and customer support in the Marion County and Harrison County, West Virginia markets, expansion into Jefferson, Berkeley, Monongalia and Kanawha Counties, West Virginia and, most recently, into Fairfax County, Virginia. With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened increased market opportunities in the Washington, D.C. metropolitan region and added enough volume to further diversify the Company’s revenue stream.

At December 31, 2016, the Company had total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total stockholders’ equity of $145.6 million.

At December 31, 2016, the Company had 382 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

Segment Reporting

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into the Asset Purchase Agreement with USI, as discussed below and in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products. Due to the sale as discussed below and in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. None of the insurance services activity is included in continuing operations

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (USI), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$50,413	$4,285	$3	$—	$(578)	$54,123
Mortgage fee income	(252)	36,960	—	—	(1,035)	35,673
Insurance and investment services income	420	—	—	—	—	420
Other income	5,485	1,674	5,247	—	(5,294)	7,112
Total operating income	56,066	42,919	5,250	—	(6,907)	97,328
Expenses:
Interest expense	8,437	2,082	2,226	—	(1,613)	11,132
Salaries and employee benefits	11,592	27,696	5,937	—	—	45,225
Provision for loan losses	3,632	—	—	—	—	3,632
Other expense	18,009	8,125	3,144	—	(5,294)	23,984
Total operating expenses	41,670	37,903	11,307	—	(6,907)	83,973
Income (loss) from continuing operations, before income taxes	14,396	5,016	(6,057)	—	—	13,355
Income tax expense (benefit) - continuing operations	4,496	1,954	(2,072)	—	—	4,378
Net income (loss) from continuing operations	9,900	3,062	(3,985)	—	—	8,977
Income (loss) from discontinued operations	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	$—	$—	$2,629	$(218)	$—	$2,411
Net income (loss) from discontinued operations	$—	$—	$4,297	$(362)	$—	$3,935
Net income (loss)	$9,900	$3,062	$312	$(362)	$—	$12,912
Preferred stock dividends	—	—	1,128	—	—	1,128
Net income (loss) available to common shareholders	9,900	3,062	(816)	(362)	—	11,784

Capital Expenditures for the year ended December 31, 2016	$1,145	$220	$303	$—	$—	$1,668
Total Assets as of December 31, 2016	1,415,735	122,242	180,340	—	(299,513)	1,418,804
Goodwill as of December 31, 2016	1,598	16,882	—	—	—	18,480

	2015
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$40,524	$3,882	$2	$—	$(308)	$44,100
Mortgage fee income	7	30,560	—	—	(1,095)	29,472
Insurance and investment services income	338	—	—	—	—	338
Other income	3,721	1,673	4,331	—	(4,580)	5,145
Total operating income	44,590	36,115	4,333	—	(5,983)	79,055
Expenses:
Interest expense	6,776	1,647	2,204	—	(1,402)	9,225
Salaries and employee benefits	11,049	20,774	4,250	—	—	36,073
Provision for loan losses	2,493	—	—	—	—	2,493
Other expense	16,132	7,471	2,534	—	(4,362)	21,775
Total operating expenses	36,450	29,892	8,988	—	(5,764)	69,566
Income (loss) from continuing operations, before income taxes	8,140	6,223	(4,655)	—	(219)	9,489
Income tax expense (benefit) - continuing operations	2,176	2,394	(1,597)	—	(87)	2,886
Net income (loss) from continuing operations	5,964	3,829	(3,058)	—	(132)	6,603
Income (loss) from discontinued operations	—	—	—	134	219	353
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$53	$87	$140
Net income (loss) from discontinued operations	$—	$—	$—	$81	$132	$213
Net income (loss)	$5,964	$3,829	$(3,058)	$81	$—	$6,816
Preferred stock dividends	—	—	575	—	—	575
Net income (loss) available to common shareholders	5,964	3,829	(3,633)	81	—	6,241

Capital Expenditures for the year ended December 31, 2015	$1,174	$354	$616	$9	$—	$2,153
Total Assets as of December 31, 2015	1,378,988	125,227	148,509	5,017	(273,265)	1,384,476
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

	2014
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$33,175	$2,645	$2	$—	$346	$36,168
Mortgage fee income	64	18,691	—	—	(1,198)	17,557
Insurance and investment services income	328	—	—	—	—	328
Other income	4,458	(2)	4,357	—	(4,676)	4,137
Total operating income	38,025	21,334	4,359	—	(5,528)	58,190
Expenses:
Interest expense	5,663	1,063	1,703	—	(918)	7,511
Salaries and employee benefits	9,629	14,487	3,658	—	—	27,774
Provision for loan losses	2,582	—	—	—	—	2,582
Other expense	13,994	5,990	1,970	—	(4,534)	17,420
Total operating expenses	31,868	21,540	7,331	—	(5,452)	55,287
Income (loss) from continuing operations, before income taxes	6,157	(206)	(2,972)	—	(76)	2,903
Income tax expense (benefit) - continuing operations	1,326	(57)	(993)	—	(28)	248
Net income (loss) from continuing operations	4,831	(149)	(1,979)	—	(48)	2,655
Income (loss) from discontinued operations	—	—	—	(996)	76	(920)
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$(372)	$28	$(344)
Net income (loss) from discontinued operations	$—	$—	$—	$(624)	$48	$(576)
Net income (loss)	$4,831	$(149)	$(1,979)	$(624)	$—	$2,079
Preferred stock dividends	—	—	332	—	—	332
Net income (loss) available to common shareholders	4,831	(149)	(2,311)	(624)	—	1,747

Capital Expenditures for the year ended December 31, 2014	$9,072	$333	$40	$353	$—	$9,798
Total Assets as of December 31, 2014	1,048,101	101,791	146,137	4,031	(189,601)	1,110,459
Goodwill as of December 31, 2014	897	16,882	—	—	—	17,779

Commercial & Retail Banking

For the year ended December 31, 2016, the Commercial & Retail Banking segment earned $9.9 million compared to $6.0 million in 2015. Net interest income increased by $8.2 million, primarily the result of average loan balances increasing by $179.0 million. Noninterest income increased by $1.6 million, primarily the result of the following: $818 thousand improvement in performance of the interest rate cap, $882 thousand increase in gain on sale of securities, $133 thousand increase in other operating income, and $199 thousand increase in Visa debit card and interchange income, which was offset by $371 thousand decrease in gain on sale of portfolio loans and $259 thousand decrease in mortgage fee income. Noninterest expense increased by $2.4 million, primarily the result of the following: $543 thousand increase in salaries and employee benefits expense, $494 thousand increase in occupancy and equipment expense, and $832 thousand increase in data processing and communications expense, which was offset by $776 thousand decrease in professional fees. In addition, provision expense increased by $1.1 million.

Mortgage Banking

For the year ended December 31, 2016, the Mortgage Banking segment earned $3.1 million compared to $3.8 million in 2015. Net interest income decreased $32 thousand, noninterest income increased by $6.4 million and noninterest expense increased by $7.6 million. The $6.4 million increase in noninterest income was all related to mortgage fee income and was offset by the $7.6 million increase in noninterest expense. The increase in noninterest expense was primarily the result of the following: $6.9 million increase in salaries and employee benefits expense, which was primarily due to a 26.4% increase in origination volume as well as a $1.8 million increase in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: $197 thousand increase in mortgage processing expense, $98 thousand increase in data processing and communications expense, $117 thousand in occupancy and equipment expense, $133 thousand increase in travel, entertainment, dues, and subscriptions expense, and $134 thousand in other operating expense, of which an increase of $55 thousand was related to loan expenses, which was offset by a $115 thousand decrease in marketing expense.

Financial Holding Company

For the year ended December 31, 2016, the Financial Holding Company reported a loss from continuing operations of $4.0 million compared to a loss of $3.1 million in 2015. Interest expense increased $22 thousand, noninterest income increased $916 thousand and noninterest expense increased $2.3 million. In addition, the income tax benefit increased $475 thousand. The increase in noninterest expense was primarily due to a $1.7 million increase in salaries and employee benefits expense, a $220 thousand increase in professional fees, a $259 thousand increase in occupancy and equipment expense, and a $66 thousand increase in other operating expense.

Insurance

For the year ended December 31, 2016, the Insurance segment lost $362 thousand compared to earning $81 thousand in 2015. In June 2016, primarily all the assets of the Insurance segment were sold and the segment was reorganized as a subsidiary of the Bank.

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

United States Census Bureau data indicates that the Fairmont and Marion County, West Virginia populations have had somewhat different trends from 1980 to 2015. The population of Fairmont has fluctuated from 23,863 in 1980; 20,210 in 1990; 19,097 in 2000; 18,704 in 2010; and 18,733 in 2015, or a net decline of 5,130 or 21.5%. Marion County increased its population from 1980 to 1990, 55,789 to 57,249, decreased to 56,598 in 2000, decreased to 56,418 in 2010 and increased to 56,925 in 2015. These changes resulted in a net increase of 2.0%. The Marion County population includes that of Fairmont. The result is that over the last 35 years, there has not been any significant change in population. Harrison County’s population decreased from 69,371 in 1990 to 68,652 in 2000, increased to 69,099 in 2010, decreased to 68,714 in 2015, while Bridgeport’s population has increased from 7,306 in 2000 to 7,896 in 2010, to 8,359 in 2015, indicating that while population change in Harrison County has been relatively flat, the Bridgeport area is growing. The population in Jefferson County has been on the rise in recent years, increasing from 42,190 in 2000 to 53,498 in 2010, to 56,482 in 2015. During this period, Charles Town has seen an increase in population of 102.9% to 5,899 in 2015. Berkeley County’s population has grown from 75,905 in 2000 to 104,169 in 2010, to 111,901 in 2015, making it the second-most populous county in West Virginia. Martinsburg’s population has increased 18.2% since 2000 to 17,700 in 2015. Monongalia County’s population has increased from 81,866 in 2000 to 96,189 in 2010, to 104,236 in 2015, an increase of 27.3%. Morgantown’s population in 2015 was 30,708, an increase of 3,899 or 14.5% since 2000. Kanawha County’s population decreased slightly from 200,073 in 2000 to 188,332 in 2015, a decrease of 5.9%. Charleston’s population in 2015 was 49,736, a decrease of 3,685 or 6.9% since 2000. Fairfax County’s population increased from 969,749 in 2000 to 1,142,234 in 2015. Based upon this data, management believes the Company’s offices are in some of the most desirable locations in the state of West Virginia and Virginia.

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 4.5%, 4.8% and 5.4% in December 2016, 2015 and 2014, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	December 2016	December 2015	December 2014
Berkeley County, WV	3.1%	3.8%	4.3%
Harrison County, WV	4.9%	5.8%	4.5%
Jefferson County, WV	2.6%	3.1%	3.5%
Marion County, WV	5.1%	5.9%	4.9%
Monongalia County, WV	3.2%	3.8%	3.5%
Kanawha County, WV	4.6%	5.2%	5.1%
Fairfax County, VA	3.0%	3.1%	3.5%

The numbers from the Company’s primary market areas continue to be slightly better than the national numbers. The Company and the Bank nonperforming loan information supports the fact that the Company’s primary market areas have not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 0.59%, 0.99% and 1.16% as of December 31, 2016, 2015 and 2014, respectively. Charge-offs to total loans were 0.24%, 0.07% and 0.16% for each period respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry. As of December 31, 2016 and 2015, the outstanding loan balances to coal and natural gas production clients were $7.3 million and $7.3 million, respectively.

Commercial Loans

At December 31, 2016, the Bank had outstanding approximately $757.5 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 71.9% of the total aggregate loan portfolio as of that date.

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

The Bank evaluates all new commercial loans and the Credit Department facilitates an annual loan review process that ensures that a significant portion of the commercial loan portfolio, typically a minimum of 50%, is reviewed each year under a risk-based approach. If deterioration in credit worthiness has occurred, the Bank takes prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered a classified loan and reviewed for possible downgrading or placement on non-accrual status.

Consumer Loans

At December 31, 2016, the Bank had outstanding consumer loans in an aggregate amount of approximately $14.5 million or approximately 1.4% of the aggregate total loan portfolio.

Lending Practices. Consumer loans generally involve more risk as to collectability than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending.

Real Estate Loans

At December 31, 2016, the Bank had approximately $280.8 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 26.7% of total loans outstanding.

Lending Practices. The Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one to ten-year adjustable rate, fully amortizing to maturity mortgages. MVB Bank also originates fixed rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. MVB Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for the majority of loans secured by real estate.

Home Equity Loans. Home equity lines of credit are generally made as second mortgages by MVB Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The Bank will lend up to 89.9% of the appraised value of the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with 10 year terms, but are subject to review upon request for renewal.

Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, MVB may advance funds beyond the amount originally committed to permit completion of the project. Also, note that with respect to construction loans, the bank generally makes loans to the homeowner and not to builders. At December 31, 2016, residential mortgage construction loans to individuals totaled approximately $112.1 million with an average life of 7 months and are generally refinanced to a permanent loan upon completion of the construction.

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

Supervision and Regulation

The Company, the Bank and its subsidiaries are subject to extensive regulation under federal and state laws. The Company’s earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to in this section. The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies, and banks and contains specific information about the Company. Regulation of banks, bank holding companies, and financial holding companies is intended primarily for the protection of depositors, the insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the financial system, rather than for the protection of shareholders and creditors. In addition to banking laws, regulations and regulatory agencies, the Company is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to shareholders. State and federal law govern the activities in which the Bank engages, the investments it makes, and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Company’s operations. This discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. The likelihood and timing of any such changes and the impact such changes may have on the Company is impossible to determine with any certainty. A change in statutes, regulations or regulatory policies applicable to the Company and its subsidiary could have a material effect on our business, financial condition or our results of operations.

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

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and the Bank's wholly-owned subsidiaries. As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and it and its subsidiary are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

Most of the financial activities that are permissible for financial holding companies also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted by a financial holding company. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating.

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

Acquisitions

The BHCA, the Bank Merger Act, West Virginia banking law, and other federal and state statutes regulate acquisitions of commercial banks and their parent holding companies. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FDIC or other appropriate bank regulatory authority is required for a non-member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

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

The Federal Reserve Board has issued rules implementing section 622 of the Dodd-Frank Act, which generally prohibits a financial company from combining with another company if the ratio of the resulting company's liabilities exceeds 10% of the aggregate consolidated liabilities of all financial companies.

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

In June 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a proposed rulemaking designed to strengthen the incentive-based compensation practices at covered institutions by better aligning the financial rewards for covered persons with an institution's long-term safety and soundness. The proposed rule uses a tiered approach that applies provisions to covered financial institutions according to three categories of average total consolidated assets: Level 1 ($250 billion or more), Level 2 ($50 billion to $250 billion), and Level 3 ($1 billion to $50 billion). For all covered institutions, the proposed rule would (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risks because they are "excessive" or "could lead to material financial loss" at a covered institution, (ii) require incentive-based compensation arrangements to adhere to three basic principles: (1) a balance between risk and reward; (2) effective risk management and controls; and (3) effective governance, and (iii) require appropriate board or directors (or committee) oversight and record keeping and disclosures to the appropriate agency. For Level 1 and Level 2 institutions, the proposed rule would (i) require the following: the deferral of awards for senior executive officers and significant risk takers; the subjecting of unpaid and unvested incentive compensation to the risk of downward adjustments or forfeiture; the subjecting of paid incentive compensation to the risk of "clawback;" establishing a board compensation committee; expanded risk-management and control standards; additional record keeping requirements for senior executive officers and significant risk takers; and detailed policies and procedures to ensure rule compliance and (ii) prohibit certain inappropriate practices, including: the purchase of hedging instruments that offset decreases in the value of incentive compensation; allowing a range of payouts that might encourage risk taking; and basing compensation solely on comparison to peer and volume-driven incentives without regard to transaction quality or compliance with sound risk management. The comment period ended in July 2016.

If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

The scope and content of the U.S. banking regulators’ policies on incentive compensation are continuing to develop. It cannot be determined at this time whether or when a final rule will be adopted and whether compliance with such a final rule will adversely affect the ability of the Company and its subsidiary to hire, retain and motivate their key employees.

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

Banking entities must conform their proprietary trading activities to the final rule by July 21, 2015. The Federal Reserve Board has extended the compliance deadline to July 21, 2017 for purposes of conforming investments in and relationships with covered funds and foreign funds that were in place prior to December 31, 2013. These requirements are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Volcker Rule does not significantly impact the operations of the Company and its subsidiary, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule.

Limit on Dividends

The Company is a legal entity separate and distinct from the Bank and the Bank's wholly-owned subsidiaries. The Company’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects the Company to serve as a source of financial and managerial strength to the Bank to reduce potential loss exposure to the Bank’s depositors and to the FDIC insurance fund in the event the Bank becomes is insolvent or is in danger of becoming insolvent. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by the Company to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The Capital Rules, among other things, (i) include a “Common Equity Tier 1” (“CET1”) measure, (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
•8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the leverage ratio”).

The Capital Rules also include a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Federal Home Loan Bank (“FHLB”) membership

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”) plus 4.00% of outstanding advances and 0.75% of outstanding letters of credit.  The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2016, the Bank held capital stock of FHLB in the amount of $5.8 million.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we are not aware that we have experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. [For further discussion of risks related to cybersecurity, see Item 1A, Risk Factors, of this Annual Report on Form 10-K.]

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

Corporate and available information

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available on our Investor Relations website, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

ITEM 1A. RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.

References to “we,” “us,” and “our” in this “Risk Factors” section refer to the Company and its subsidiary, including the Bank, unless otherwise specified or unless the context otherwise requires.

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

Nearly 77.8% of our total loans are real estate interests (residential, nonresidential including both owner-occupied and investment real estate, and construction and land development) mainly concentrated in the State of West Virginia and the Commonwealth of Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

Our nonresidential real estate loans expose us to greater risks of nonpayment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses which would reduce our net income.

At December 31, 2016, $772.0 million, or 73.3%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

The profitability of MVB Mortgage will be significantly reduced if we are not able to sell mortgages.

Currently, we generally sell all of the mortgage loans originated by MVB Mortgage. We only underwrite mortgages that we reasonably expect will have more than one potential purchaser. The profitability of our Mortgage Subsidiary depends in large part upon our ability to originate a high volume of loans and to sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market.

MVB Mortgage’s ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae and Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of our ability to participate in such programs could, in turn, adversely affect our operations.

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

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates. Therefore, the Company’s management monitors interest rate risk and adjusts the Company’s funding strategies to mitigate adverse effects of interest rate shifts on the Company’s balance sheet. Interest rate risk is more fully described under the section captioned "Interest Rate Risk" in Item 1, Business, and under the section captioned "Asset/Liability Management and Market Risk" in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K.

Our accounting policies and estimates are critical to how we report our financial condition and results cf operations, and any changes to such accounting policies and estimates could materially affect how we report our financial condition and results cf operations.

Accounting policies and estimates are fundamental to how we record and report our financial condition and results of operations. Our management makes judgments and assumptions in selecting and adopting various accounting policies and in applying estimates so that such policies and estimates comply with U.S. generally accepted accounting principles (“GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this Annual Report on Form 10-K for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

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

Our success depends primarily on the general economic conditions of the State of West Virginia and the Commonwealth of Virginia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 19.5% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within the State of West Virginia and the Commonwealth of Virginia. A significant decline in general economic conditions in State of West Virginia and the Commonwealth of Virginia, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

We may be adversely affected by changes in U.S. tax and other laws and regulations.

The U.S. Congress and the Administration have indicated an interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35 percent corporate tax rate, limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impacts from the re-measurement of deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impacts reform proposals might have on income tax expense.

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

For further detail, see the sections captioned “Supervision and Regulation” included in Item 1, Business, and Note 14, “Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Failure to meet any of the various capital adequacy guidelines which we are subject to could adversely affect our operations and could compromise the status of the Company as a financial holding company.

The Company and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the Federal Reserve Board, the FDIC and the U.S. Department of Treasury. If the Company or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations would be materially and adversely affected and could compromise the status of the Company as a banking holding company. See the sections captioned “Supervision and Regulation—Capital Requirements” in Item 1, Business, and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for detailed capital guidelines for bank holding companies and banks.

Our accounting estimates and risk management processes rely on analytical and forecasting models which may prove to be inadequate or inaccurate.

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

As of December 31, 2016, we had $18.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Company is a financial holding company, and its sources of funds are limited.

The Company is a financial holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to shareholders of the Company is derived primarily from dividends paid by the Bank. As a result, the Company’s ability to receive dividends or loans from its subsidiary is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The Federal Reserve Board and/or the FDIC prohibit a dividend payment by the Company or the Bank that would constitute an unsafe or unsound practice. See the sections captioned “Supervision and Regulation – Limit on Dividends” in Item 1, Business, and Note 14, “Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

While management is satisfied that the Company’s liquidity is sufficient at December 31, 2016 to meet known and potential obligations, any significant restriction or disruption of the Company’s ability to obtain funding from these or other sources could have a negative effect on the Company’s ability to satisfy its current and future financial obligations, which could materially affect the Company’s financial condition.

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

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. For further information, see the section captioned "Supervision and Regulation – Limit on Dividends" in Item 1, Business, of this Annual Report on Form 10-K.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. While we have concluded that at December 31, 2016 that we have no material weaknesses in our internal controls over financial reporting we cannot assure you that we will not have a material weakness in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its Bank subsidiary, owns its main office located at 301 Virginia Avenue in Fairmont, West Virginia. The Company’s subsidiary owns or leases various other offices in the counties and cities in which they operate. As of December 31, 2016, the Company operated thirteen full-service banking branches, eleven mortgage only offices, with locations as further described in Item 1, Business, of this Annual Report on Form 10-K. Nine of the thirteen full-service banking branches are owned and the remaining four are leased. All mortgage locations are leased.

No one facility is material to the Company. Management believes that the facilities are generally in good condition and suitable for the operations for which they are used. However, management continually looks for opportunities to upgrade its facilities and locations and may do so in the future.

Additional information concerning the property and equipment owned or leased by the Company and its subsidiary is incorporated herein by reference from Note 4, "Premises and Equipment” and Note 16, "Leases” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is not traded on any national exchange. Our common stock is quoted on The OTC Bulletin Board under the symbol “MVBF.”

The table presented below provides the quarterly high and low sales prices, closing sales price and dividends declared for the last two years. The information set forth in the table is based on knowledge of certain arms-length transactions in the stock. In addition, dividends are subject to the restrictions described in Note 15, "Regulatory Restriction on Dividend" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Quarterly Market and Dividend Information:

	High	Low	Last	Dividend
2016
Fourth Quarter	$13.05	$11.50	$12.80	$0.02
Third Quarter	13.50	11.95	12.31	0.02
Second Quarter	14.00	12.06	12.95	0.02
First Quarter	13.99	9.50	13.40	0.02

2015
Fourth Quarter	$15.25	$13.05	$13.10	$0.02
Third Quarter	15.64	14.35	15.10	0.02
Second Quarter	14.99	12.75	14.85	0.04
First Quarter	15.80	12.77	13.00	—

MVB Financial Corp. had 1,146 stockholders of record at December 31, 2016. The Company began paying an annual dividend of $.05 per share beginning in December 2008 through December 2011. Beginning in 2012, the Company began paying a semi-annual dividend of $.035 per share in June and December. During the third quarter of 2015, the Company began paying a quarterly dividend. In 2013 and 2014, the Company paid a semi-annual dividend of $.04 per share in June and $.04 per share in December. In 2015, the Company paid a semi-annual dividend of $.04 per share in June and a quarterly dividend of $.02 per share in September and December. In 2016, the Company paid a quarterly dividend of $.02 per share in March, June, September, and December. No dividends were paid prior to 2008.

Equity Compensation Plan Information as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	768,598	$12.75	400,825
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	768,598	$12.75	400,825

During 2016, 55,000 stock options under the Company’s equity compensation plan were exercised.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company’s common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2010, and the cumulative return is measured as of each subsequent fiscal year end.

Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
MVB Financial Corp.	$115.76	$126.97	$175.95	$159.92	$140.96	$138.65
KBW Bank Index	75.43	106.07	132.66	142.23	139.97	175.81
Russell 2000	94.55	108.38	148.49	153.73	144.95	173.18

Recent Sales of Unregistered Securities

On December 5, 2016, the Company entered into Securities Purchase Agreements with certain accredited investors. Pursuant to the Purchase Agreements, the Investors agreed to purchase an aggregate of 1,913,044 shares of the Company’s common stock, par value $1.00 per share, at a price of $11.50 per share, as part of a private placement (the “Private Placement”). The Private Placement closed on December 6, 2016. The gross proceeds to the Company from the Private Placement were approximately $22 million. The proceeds from the Private Placement were used by the Company to pay related transaction fees and expenses and for general corporate purposes. A portion of the proceeds were used for the redemption of the preferred stock issued to the United States Department of Treasury in connection with the Company’s participation in the Small Business Lending Fund, which was completed in early January 2017.
The issuance of shares of Common Stock pursuant to the Private Placement is a private placement to “accredited investors” (as that term is defined under Rule 501 of Regulation D), and is exempt from registration under the Securities Act of 1933 (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer not involving a public offering.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company’s audited consolidated financial statements for each of the periods and at the dates indicated

	Years Ended December 31,
(Dollars in thousands except per share data)	2016	2015	2014	2013	2012

Balance Sheet Data:
Assets	$1,418,804	$1,384,476	$1,110,459	$987,060	$726,769
Investment securities	162,368	123,115	122,751	163,081	114,748
Loans, net	1,043,764	1,024,164	792,074	617,370	442,367
Loans held for sale	90,174	102,623	69,527	89,186	85,529
Deposits	1,107,017	1,012,314	823,227	695,811	486,519
Stockholders' equity	145,625	114,712	109,438	94,022	67,549
Weighted average shares outstanding - basic	8,212,021	8,014,316	7,905,468	6,657,093	4,388,650
Weighted average shares outstanding - diluted	10,068,733	8,140,116	8,102,117	6,939,028	4,509,234
Income Statement Data:
Interest income	$54,123	$44,100	$36,168	$27,515	$22,254
Interest expense	11,132	9,225	7,511	5,187	4,930
Net interest income	42,991	34,875	28,657	22,328	17,324
Provision for loan loss	3,632	2,493	2,582	2,260	2,800
Net interest income after provision for loan loss	39,359	32,382	26,075	20,068	14,524
Noninterest income	43,205	34,955	22,022	25,844	7,749
Gain on sale of securities	1,082	130	413	145	638
Noninterest expense	69,209	57,848	45,194	40,388	16,439
Income from continuing operations, before income taxes	13,355	9,489	2,903	5,524	5,834
Income tax expense - continuing operations	4,378	2,886	248	1,245	1,666
Net Income from continuing operations	8,977	6,603	2,655	4,279	4,168
Income from discontinued operations, before income taxes	6,346	353	(920)	(522)	—
Income tax expense (benefit) - discontinued operations	2,411	140	(344)	(262)	—
Net Income from discontinued operations	3,935	213	(576)	(260)	—
Net Income	12,912	6,816	2,079	4,020	4,168
Preferred dividends	1,128	575	332	85	136
Net Income available to common shareholders	11,784	6,241	1,747	3,935	4,032
Per Share Data:
Earnings per share from continuing operations - basic	$0.96	$0.75	$0.29	$0.63	$0.92
Earnings per share from discontinued operations - basic	0.48	0.03	(0.07)	(0.04)	—
Earnings per share per common shareholder - basic	1.44	0.78	0.22	0.59	0.92
Earnings per share from continuing operations - diluted	0.92	0.74	0.29	0.60	0.90
Earnings per share from discontinued operations - diluted	0.39	0.03	(0.07)	(0.03)	—
Earnings per share per common shareholder - diluted	1.31	0.77	0.22	0.57	0.90
Cash dividends	0.08	0.08	0.08	0.08	0.07
Book value	12.93	12.20	11.59	11.10	10.07
Tangible book value	11.01	9.81	9.44	8.85	7.19
Asset Quality Ratios:
Nonperforming loans to gross loans	0.59%	0.99%	1.16%	0.14%	0.77%
Nonperforming assets to total assets	0.47	0.76	0.89	0.12	0.50
Net charge-offs to gross loans	0.24	0.07	0.16	0.23	0.40
Allowance for loan losses to gross loans	0.86	0.78	0.78	0.79	0.91
Selected Ratios:
Return on average assets - continuing operations	0.63%	0.54%	0.26%	0.54%	0.71%
Return on average assets - discontinued operations	0.28	0.02	(0.06)	(0.03)	—
Return on average equity - continuing operations	7.30	5.89	2.57	5.44	8.33
Return on average equity - discontinued operations	3.20	0.19	(0.56)	(0.33)	—
Dividend payout	5.00	9.40	30.59	13.36	7.37
Efficiency ratio	80.29	82.84	89.18	85.44	65.56
Equity to assets	10.26	8.29	9.86	9.53	9.29
Common equity tier 1 capital ratio	10.11	7.59	n/a	n/a	n/a
Tier 1 risk-based capital ratio	11.92	9.47	12.03	13.03	11.40
Total risk-based capital ratio	15.36	12.91	16.40	13.80	12.30
Leverage ratio	9.54	7.77	8.98	9.28	8.40

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiary (collectively “we,” “our,” or “us), including the Bank;

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the (Federal Reserve, and the FDIC);

•
the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and its subsidiaries, and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•
the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which the

Company, the Bank, and MVB Mortgage engage in such activities, the fees that the Company’s subsidiaries may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

•
continuing consolidation in the financial services industry; new legal claims against the Company, the Bank, and MVB Mortgage, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes and the implementation of new technologies by the Company and its subsidiaries;

•	the ability of the Company, the Bank, and MVB Mortgage to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the operations or business of the Company, the Bank, and MVB Mortgage;

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

In Management’s Discussion and Analysis, we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in the Company’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Dixon Hughes Goodman, LLP. to audit the consolidated financial statements and their independent audit report is included herein.

Introduction

The following discussion and analysis of the Consolidated Financial Statements is presented to provide insight into management’s assessment of the financial results and operations of the Company. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Annual Report on Form 10-K.

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

The most significant accounting policies followed by the Company are presented in Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The Allowance for Loan Losses ("ALL") represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses.

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

See Note 2, "Investment Securities" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for the Company’s policy regarding the other than temporary impairment of investment securities.

Goodwill and Other Intangible Assets

As discussed in Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating the fair value of the Company’s reporting units. If the fair value of the reporting unit is less than its carrying value including goodwill, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Management also evaluates deferred tax assets to determine if it is more likely than not that the deferred tax benefit will be utilized in future periods. If not, a valuation allowance is recorded. Our deferred tax assets are described further in Note 8, "Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recent Accounting Pronouncements and Developments

In December 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU cover a variety of Topics in the Codification related to the new revenue recognition standard (ASU 2014-09) and represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant impact on current accounting practice or create a significant administrative cost to most entities. For public companies, this update will be effective for fiscal years beginning after December 15, 2017, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this ASU cover a wide range of Topics in the Codification and represent changes to make corrections or improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, this update will be effective for fiscal years beginning after December 15, 2016, including all interim periods within those fiscal years. Early application is permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The new guidance changes the accounting for the consolidation of VIEs in certain situations involving entities under common control. Specifically, the amendments change how the indirect interests held through related parties that are under common control should be included in a reporting entity’s evaluation of whether it is a primary beneficiary of a VIE. Under the amended guidance, the reporting entity is only required to include the indirect interests held through related parties that are under common control in a VIE on a proportionate basis. Currently, the indirect interests held by the related parties that are under common control are considered to be the equivalent of direct interests in their entirety. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new guidance clarifies the guidance for classification of certain cash receipts and payments within an entity’s statements of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. This guidances is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and MLC are in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance eliminates the concept of APIC pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date reflecting the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 was effective for us on January 1, 2016 and did not have a significant impact on the Company's consolidated financial statements.

Summary Financial Results

Excluding discontinued operations, the Company earned $9.0 million in 2016 compared to $6.6 million in 2015, an increase of $2.4 million. The 2016 earnings equated to a return on average assets of 0.63% and a return on average equity of 7.30%, compared to 2015 results of 0.54% and 5.89%, respectively. Basic earnings per share were $0.96 in 2016 compared to $0.75 in 2015. Diluted earnings per share were $0.92 in 2016 compared to $0.74 in 2015.

Excluding discontinued operations, the Company earned $6.6 million in 2015 compared to $2.7 million in 2014, an increase of $3.9 million. The 2015 earnings equated to a return on average assets of 0.54% and a return on average equity of 5.89%, compared to 2014 results of 0.26% and 2.57%, respectively. Basic earnings per share were $0.75 in 2015 compared to $0.29 in 2014. Diluted earnings per share were $0.74 in 2015 compared to $0.29 in 2014.

Net interest income increased $8.1 million, noninterest income increased $8.3 million and noninterest expenses increased by $11.4 million during 2016 compared to 2015. The Company’s yield on earning assets in 2016 was 4.05% compared to 3.88% in 2015. Total loans increased by $20.7 million to $1.1 billion at December 31, 2016. The Bank’s ability to originate quality loans is supported by a minimal delinquency rate.

Net interest income increased $6.2 million, noninterest income increased $12.9 million and noninterest expenses increased by $12.7 million during 2015 compared to 2014. The Company’s yield on earning assets in 2015 was 3.88% compared to 3.80% in 2014. Total loans increased to $1.0 billion at December 31, 2015, from $798.3 million at December 31, 2014.

Deposits increased $94.7 million to $1.1 billion at December 31, 2016, from $1.0 billion at December 31, 2015. The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of funds for the Company was 0.93% in 2016 compared to 0.90% in 2015. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.22% in 2016 compared to 3.07% in 2015.

Deposits increased $189.1 million to $1.0 billion at December 31, 2015, from $823.2 million at December 31, 2014. The overall cost of funds for the Company was 0.90% in 2015 compared to 0.87% in 2014. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.07% in 2015 compared to 3.01% in 2014.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. As noted above, the net interest margin was 3.22% in 2016 compared to 3.07% and 3.01% in 2015 and 2014, respectively. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in the Bank’s markets. During 2016, the Federal Reserve raised its key interest rate from a range of 0.25% to 0.50% to a range of 0.50% to 0.75%. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2016, net interest income increased by $8.1 million or 23.3% to $43.0 million from $34.9 million in 2015. This increase is largely due to the growth in average earning assets, primarily $179.0 million in average total loans and loans held for sale. Average total earning assets were $1.3 billion in 2016 compared to $1.1 billion in 2015. Average total loans and loans held for sale grew to $1.2 billion in 2016 from $987.7 million in 2015. Primarily as a result of this growth, total interest income increased by $10.0 million, or 22.7%, to $54.1 million in 2016 from $44.1 million in 2015. Average investment securities increased $21.1 million, the result of a $10.7 million average increase in tax-exempt investments and a $10.4 million increase in taxable investments. Yield on tax-exempt securities remained flat, increasing only 1 basis point, while taxable securities increased 34 basis points. Average interest-bearing liabilities, mainly deposits and borrowings, likewise increased in 2016 by $165.8 million. Average interest-bearing deposits grew to $992.7 million in 2016 from $842.3 million in 2015. Total interest expense increased by $1.9 million, caused primarily by a $1.5 million increase in deposit interest and a $394 thousand increase in interest on FHLB and other borrowings. The result was a 3 basis point increase in interest cost from 2015 to 2016.

During 2015, net interest income increased by $6.2 million or 21.7% to $34.9 million from $28.7 million in 2014. This increase is largely due to the growth in average earning assets, primarily $207.8 million in loans and loans held for sale. Average total earning assets were $1.1 billion in 2015 compared to $952.6 million in 2014. Average total loans and loans held for sale grew to $987.7 million in 2015 from $779.8 million in 2014. Primarily as a result of this growth, total interest income increased by $7.9 million, or 21.9%, to $44.1 million in 2015 from $36.2 million in 2014. Average investment securities decreased $23.4 million, mainly the result of a $2.6 million average decrease in tax-exempt investments and a $20.8 million decrease in taxable investments. Average interest-bearing liabilities, mainly deposits, likewise increased in 2015 by $161.2 million. Average interest-

bearing deposits grew to $842.3 million in 2015 from $710.4 million in 2014. Total interest expense increased by $1.7 million, caused primarily by a $683 thousand increase in deposit interest and a $1.1 million increase in subordinated debt interest. The result was a 3 basis point increase in interest cost from 2014 to 2015.

The Company’s earning assets increased $199.9 million and net interest income increased by $8.1 million during 2016. The net interest margin continues to be pressured by increased competition for high quality loan growth and the deposit volume required to fund the growth.

The Bank’s yield on earning assets changed during 2016 as follows: The loan portfolio yield decreased by 16 basis points and the investment portfolio yield increased by 20 basis points while funding costs increased by 3 basis points.

The cost of interest-bearing liabilities increased to 0.93% in 2016 from 0.90% in 2015. This increase is primarily the result of a 25 basis point increase in the cost of borrowings and a 23 basis point increase on deposits. Further discussion on borrowings is included in Note 6, "Borrowed Funds" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Statistical Financial Information Regarding MVB Financial Corp.
The following tables provide further information about interest income and expense:
Average Balances and Analysis of Net Interest Income:

	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$16,347	$94	0.58%	$16,040	$43	0.27%	$20,123	$45	0.22%
CDs with other banks	11,694	228	1.95	12,267	231	1.88	9,826	178	1.81
Investment securities:
Taxable	76,525	1,366	1.79	66,110	958	1.45	86,868	1,272	1.46
Tax-exempt	64,108	1,853	2.89	53,376	1,537	2.88	55,972	1,646	2.94
Loans and loans held for sale: (1)
Commercial	734,829	32,620	4.44	616,057	26,264	4.26	489,382	21,344	4.36
Tax exempt	16,326	564	3.45	19,678	689	3.50	29,682	1,078	3.63
Real estate	398,766	16,594	4.16	334,538	13,586	4.06	242,526	9,832	4.05
Consumer	16,762	804	4.80	17,383	792	4.56	18,228	773	4.24
Total loans	1,166,683	50,582	4.34	987,656	41,331	4.18	779,818	33,027	4.24
Total earning assets	1,335,357	54,123	4.05	1,135,449	44,100	3.88	952,607	36,168	3.80
Less: Allowance for loan losses	(8,939)			(7,016)			(6,135)
Cash and due from banks	13,765			14,465			15,173
Other assets	87,815			83,520			75,309
Total assets	$1,427,998			$1,226,418			$1,036,954

Liabilities
Deposits:
NOW	$454,320	$2,413	0.53	$446,704	$2,713	0.61	$402,273	$3,157	0.78
Money market checking	163,630	1,282	0.78	65,306	396	0.61	38,332	191	0.50
Savings	43,870	88	0.20	39,766	111	0.28	37,576	126	0.34
IRAs	16,319	208	1.27	12,038	146	1.21	9,627	113	1.17
CDs	314,542	3,757	1.19	278,499	2,880	1.03	222,609	1,976	0.89
Repurchase agreements and federal funds sold	27,066	72	0.27	26,884	83	0.31	55,731	291	0.52
FHLB and other borrowings	139,736	1,086	0.78	124,475	692	0.56	80,855	515	0.64
Subordinated debt	33,524	2,226	6.64	33,524	2,204	6.57	19,011	1,142	6.01
Total interest-bearing liabilities	1,193,007	11,132	0.93	1,027,196	9,225	0.90	866,014	7,511	0.87
Noninterest bearing demand deposits	99,826			79,611			60,587
Other liabilities	12,220			7,486			6,699
Total liabilities	1,305,053			1,114,293			933,300

Stockholders’ equity
Preferred stock	16,334			16,334			12,471
Common stock	8,263			8,065			7,958
Paid-in capital	75,799			74,331			72,308
Treasury stock	(1,084)			(1,084)			(1,084)
Retained earnings	25,943			16,941			14,554
Accumulated other comprehensive income	(2,310)			(2,462)			(2,553)
Total stockholders’ equity	122,945			112,125			103,654
Total liabilities and stockholders’ equity	$1,427,998			$1,226,418			$1,036,954

Net interest spread			3.12			2.98			2.93
Net interest income-margin		$42,991	3.22%		$34,875	3.07%		$28,657	3.01%

(1) Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Rate Volume Calculation
2016 vs. 2015

(Dollars in thousands)	Change in Volume	Change in Rate	Change in both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	5,064	1,083	209	6,356
Tax exempt	(117)	(10)	2	(125)
Real estate	2,608	336	64	3,008
Consumer	(28)	41	(1)	12
Investment securities:
Taxable	151	222	35	408
Tax-exempt	309	6	1	316
Interest-bearing deposits in banks	1	49	1	51
CDs with other banks	(11)	8	—	(3)
Total earning assets	7,977	1,735	311	10,023

Interest bearing liabilities
NOW	46	(340)	(6)	(300)
Money market checking	596	116	174	886
Savings	11	(31)	(3)	(23)
IRAs	52	7	3	62
CDs	373	446	58	877
Repurchase agreements and federal funds sold	1	(12)	—	(11)
FHLB and other borrowings	85	275	34	394
Subordinated debt	—	22	—	22
Total interest bearing liabilities	1,164	483	260	1,907
Total	6,813	1,252	51	8,116

Rate Volume Calculation
2015 vs. 2014

(Dollars in thousands)	Change in Volume	Change in Rate	Change in both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	5,524	(480)	(124)	4,920
Tax exempt	(363)	(39)	13	(389)
Real estate	3,730	17	7	3,754
Consumer	(36)	58	(3)	19
Investment securities:
Taxable	(304)	(13)	3	(314)
Tax-exempt	(77)	(34)	2	(109)
Interest-bearing deposits in banks	(9)	9	(2)	(2)
CDs with other banks	44	7	2	53
Total earning assets	8,509	(475)	(102)	7,932

Interest bearing liabilities
NOW	349	(714)	(79)	(444)
Money market checking	135	41	29	205
Savings	7	(21)	(1)	(15)
IRAs	28	4	1	33
CDs	496	326	82	904
Repurchase agreements and federal funds sold	(151)	(119)	62	(208)
FHLB and other borrowings	277	(65)	(35)	177
Subordinated debt	872	108	82	1,062
Total interest bearing liabilities	2,013	(440)	141	1,714
Total	6,496	(35)	(243)	6,218

Provision for Loan Losses

The Company’s provision for loan losses for 2016, 2015 and 2014 was $3.6 million, $2.5 million and $2.6 million, respectively.

Determining the appropriate level of the allowance for loan losses requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators. Management seeks to maintain an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under "Allowance for Loan Losses."

Noninterest Income

Mortgage fee income, interchange income, and portfolio loan sales generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. The total of noninterest income for 2016, 2015 and 2014 were $43.2 million, $35.0 million and $22.0 million, respectively.

In 2016 and 2015, mortgage fee income increased $6.2 million and $11.9 million, respectively. Production volume increased by $344.7 million or 26.5% in 2016 and $478.8 million or 58.3% in 2015. The greatest increase in 2016 was due to the increase in refinance and purchase volume. The greatest increase in 2015 was due to the increase in refinance and construction volume. Both years increase in production volume was related to expansion into new market areas.

During the ordinary course of business in 2016, 2015 and 2014 the Company sold several investment securities at a gain of $1.1 million, $130 thousand and $413 thousand, respectively. All investments that were sold were classified as available-for-sale with the exception of one held-to-maturity investment that was sold during 2015 due to a credit downgrade. The Company is always looking at ways to improve yield while maintaining a high quality short-term investment portfolio.

Interchange income increased $198 thousand from $987 thousand in 2015 to $1.2 million in 2016 and increased $209 thousand from $778 thousand in 2014 to $987 thousand in 2015. This increase is primarily the result of increases in the number of credit and debit card customers and the increased activity related to the increase.

Gain on sale of portfolio loans decreased $371 thousand from $1.4 million in 2015 to $1.0 million in 2016 and decreased $137 thousand from $1.6 million in 2014 to $1.4 million in 2015. The total volume of portfolio loans sold in 2016, 2015 and 2014 was $57.2 million, $75.0 million, and $86.2 million, respectively.

The Company is continually searching for ways to increase noninterest income.

Noninterest Expense

Noninterest expense was $69.2 million, $57.8 million and $45.2 million in 2016, 2015 and 2014, respectively. Approximately 65%, 62% and 61% of noninterest expense for 2016, 2015 and 2014, respectively, related to personnel costs. Personnel are the lifeblood of every service organization, which is why personnel costs are such a significant part of the expenditure mix. Salaries and benefits increased by $9.2 million in 2016 and $8.3 million in 2015. The 2016 increase related to the following: additional staffing related to organic growth, increased commissions due to a 26.4% increase in mortgage loan origination volume, a $1.8 million increase in the earn out paid to management of the mortgage company related to the 2012 acquisition and increases for existing staff. The 2015 increase related to the following: the addition of new bank and mortgage offices, additional staffing related to organic growth, increased commissions due to a 47.5% increase in origination volume and increases for existing staff.

Equipment and occupancy expense increased by $735 thousand in 2016 and $1.2 million in 2015. The 2016 increase was mainly the result of a full year's worth of expense related to the branch acquisitions during late August 2015, three new full-service branches opened in 2015 and increased equipment expense related to depreciation and continued maintenance of property and software. The 2015 increase was mainly the result of opening of multiple new bank and mortgage office locations, including two branches via an acquisition.

Professional fees decreased by $512 thousand in 2016 and increased by $995 thousand in 2015. The 2016 decrease was related to not having merger and acquisition related activity and $150 thousand related to a commercial lending relationship. The 2015 increase was related mainly to merger and acquisition activity that took place throughout most of 2015, continued legal matters and the need for additional outside service providers as the Company continues to grow.

Data processing increased by $1.0 million in 2016 and $1.2 million in 2015. Both increases were largely driven by overall growth in terms of personnel and office space company-wide and the usage of additional products, services and providers to better serve the client base. Further, the 2016 increase included a $300 thousand core vendor termination fee that was accrued for in September 2016.

Income Taxes

The Company incurred income tax expense of $6.8 million and $3.0 million in 2016 and 2015, respectively, and an income tax benefit of $96 thousand in 2014.

The Company’s effective tax rate was 34%, 31% and negative 5% in 2016, 2015 and 2014, respectively. This increase was largely driven by the fluctuation in pre-tax earnings. The Company's effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by the Company. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses.

Return on Assets

Excluding discontinued operations, the Company’s return on average assets from continuing operations was 0.63% in 2016, compared to 0.54% in 2015 and 0.26% in 2014. The increased return in 2016 is a direct result of a $2.4 million increase in earnings from continuing operations, while average total assets increased by $201.6 million, mainly the result of a $179.0 million increase in average total loans. The increased return in 2015 is a direct result of a $3.9 million increase in earnings from continuing operations, while average total assets increased by $189.5 million, mainly the result of a $207.8 million increase in average total loans.

Return on Equity

Excluding discontinued operations, the Company’s return on average stockholders’ equity from continuing operations was 7.30% in 2016, compared to 5.89% in 2015 and 2.57% in 2014. The increased return in 2016 is a direct result of a $2.4 million increase in earnings, while average equity increased by $10.8 million. The increased return in 2015 is a direct result of a $3.9 million increase in earnings, while average equity increased by $8.5 million.

Overview of the Statement of Condition

The balance sheet did not change significantly from 2015 to 2016. Loans increased by $20.7 million to $1.1 billion at December 31, 2016. Investment securities increased by $39.3 million, deposits increased by $94.7 million, which allowed a reduction in borrowings of $92.3 million and stockholders’ equity increased by $30.9 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $17.3 million at December 31, 2016, compared to $29.1 million at December 31, 2015. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Investment securities totaled $162.4 million at December 31, 2016, compared to $123.1 million at December 31, 2015.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value:

December 31, (Dollars in thousands)	2016	2015	2014
Available-for-sale securities:
U. S. Agency securities	$28,816	$29,351	$37,534
U.S. Sponsored Mortgage-backed securities	54,732	33,714	29,932
Municipal securities	70,796	1,798	—
Equity and other securities	8,024	5,393	747
Total investment securities available-for-sale	$162,368	$70,256	$68,213

Held-to-maturity securities:
Municipal securities	$—	$52,859	$54,538

At December 31, 2016, investment securities are all available-for-sale. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2016, the amortized cost of investment securities totaled $165.0 million, resulting in unrealized loss in the investment portfolio of $2.6 million. Although these investments show an unrealized loss, management has the intent and ability to hold the investments to maturity and they are all high quality investments with no other than temporary impairment. The municipal securities continue to give the company the ability to pledge and to better the effective tax rate.

The following table shows the maturities for the investment securities portfolio at December 31, 2016:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Fair Value
U. S. Agency securities	$—	—%	$8,253	1.52%	$6,530	1.73%	$14,451	1.70%	$29,234	$28,816
U.S. Sponsored Mortgage-backed securities	—	—	—	—	2,186	2.12	53,894	1.68	56,080	54,732
Equity and other securities	669	6.00	—	—	5,500	6.38	1,474	—	7,643	8,024
Municipal securities	1,077	1.20	2,019	3.70	6,275	3.24	62,704	2.95	72,075	70,796

	$1,746	3.04%	$10,272	1.95%	$20,491	3.48%	$132,523	2.26%	$165,032	$162,368

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in the management of interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax county of Virginia, with a secondary focus on the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $1.1 billion as of December 31, 2016, compared to $1.0 billion at December 31, 2015.

During 2016, the Bank experienced loan growth of $20.7 million. The growth came in the commercial and non-residential real estate area, which grew approximately $28.2 million.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2016	2015	2014	2013	2012
Commercial and non-residential real estate	$757,516	$729,319	$560,752	$457,388	$299,639
Residential real estate and home equity	280,838	285,490	220,442	146,001	130,012
Consumer and other	14,511	17,361	17,103	18,916	16,792
Total	$1,052,865	$1,032,170	$798,297	$622,305	$446,443

At December 31, 2016, commercial loans represented the largest portion of the portfolio approximating 71.9% of the total loan portfolio. Commercial loans totaled $757.5 million at December 31, 2016, compared to $729.3 million at December 31, 2015. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 26.7% of the total loan portfolio. Residential real estate and home equity loans totaled $280.8 million at December 31, 2016, compared to $285.5 million at December 31, 2015. Included in residential real estate loans are home equity credit lines totaling $65.4 million at December 31, 2016, compared to $68.1 million at December 31, 2015. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia County markets, as well as Northern Virginia.

At December 31, 2016, consumer loan balances totaled $14.5 million compared to $17.4 million at December 31, 2015. The majority of consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve our market areas.

At December 31, 2016, loans identified by management as potential problem loans amounted to $1.7 million, which includes two commercial relationships comprised of eight loans in total. These are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms. However, these loans are sufficiently collateralized and are not believed to present significant risk of loss.

The following table provides additional information about loans:

Loan maturities at December 31, 2016:

(Dollars in thousands)	One Year or Less	One Through Five Years	Due After Five Years	Total
Commercial and non-residential real estate	$232,796	$301,027	$223,693	$757,516
Residential real estate and home equity	119,644	5,088	156,106	280,838
Consumer and other	2,684	6,244	5,583	14,511
Total	$355,124	$312,359	$385,382	$1,052,865

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2016 that mature after one year:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
Predetermined fixed interest rate	$165,400	$103,301	$5,349	$274,050
Floating or adjustable interest rate	359,320	57,893	6,478	423,691
Total as of December 31, 2016	$524,720	$161,194	$11,827	$697,741

Loan Concentration

At December 31, 2016, commercial loans comprised the largest component of the loan portfolio. A large portion of commercial loans are real estate secured however, they are geographically and industry diverse. Loans that are non-real estate secured are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2016 and 2015, impaired loans totaled $12.2 million and $15.4 million respectively. A portion of the allowance for loan losses of $543 thousand and $1.0 million was allocated to cover any loss in these loans at December 31, 2016 and 2015, respectively. Loans past due more than 30 days were $7.7 million and $18.9 million, respectively, at December 31, 2016 and 2015.

	December 31,
	2016	2015	2014
Loans past due more than 30 days to gross loans	0.73%	1.83%	3.33%
Loans past due more than 90 days to gross loans	0.39%	0.97%	1.14%

Net charge-offs of $2.5 million in 2016, $710 thousand in 2015, and $1.3 million in 2014 were incurred. The provision for loan losses was $3.6 million in 2016, $2.5 million in 2015, and $2.6 million in 2014. Net charge-offs represented 0.24%, 0.07%, 0.16%, 0.23% and 0.40% in 2016, 2015, 2014, 2013 and 2012, respectively, compared to gross loans for the indicated period.

The following tables reflect the allocation of the allowance for loan losses as of December 31, 2016, 2015, 2014, 2013 and 2012:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006
Charge-offs	(1,995)	(224)	(338)	(2,557)
Recoveries	9	11	1	21
Provision	3,101	121	409	3,631
ALL balance at December 31, 2016	$7,181	$1,718	$202	$9,101

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223
Charge-offs	(708)	(33)	(6)	(747)
Recoveries	20	6	11	37
Provision	2,391	184	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935
Charge-offs	(1,110)	(130)	(68)	(1,308)
Recoveries	7	3	4	14
Provision	1,857	707	18	2,582
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076
Charge-offs	(1,458)	(38)	(33)	(1,529)
Recoveries	57	70	1	128
Provision	1,903	285	72	2,260
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2011	$2,164	$615	$266	$3,045
Charge-offs	(1,731)	(9)	(51)	(1,791)
Recoveries	5	5	12	22
Provision	2,669	145	(14)	2,800
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076

(Dollars in thousands)	2016		2015		2014		2013		2012
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$7,181	72%	$6,066	70%	$4,363	70%	$3,609	74%	$3,107	67%
Residential real estate and home equity	1,718	27	1,810	28	1,653	28	1,073	23	756	29
Consumer and other	202	1	130	2	207	2	253	3	213	4
Total	$9,101	100%	$8,006	100%	$6,223	100%	$4,935	100%	$4,076	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. Interest income on loans would have increased by approximately $396 thousand if loans had performed in accordance with their terms.

Non-performing assets and past due loans:

(Dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans
Commercial	$4,975	$8,195	$3,462	$284	$3,081
Real estate and home equity	1,176	839	487	29	43
Consumer and other	78	371	—	76	1
Total non-accrual loans	6,229	9,405	3,949	389	3,125
Accruing loan past due 90 days or more	—	848	5,306	460	329
Total non-performing loans	6,229	10,253	9,255	849	3,454
Other real estate, net	414	239	575	375	207
Total non-performing assets	$6,643	$10,492	$9,830	$1,224	$3,661

Allowance for loan losses	$9,101	$8,006	$6,223	$4,935	$4,076

Non-performing loans to gross loans	0.59%	0.99%	1.16%	0.14%	0.77%
Allowance for loan losses to non-performing loans	146.11%	78.08%	67.24%	581.27%	118.01%
Non-performing assets to total assets	0.47%	0.76%	0.89%	0.12%	0.50%

Impaired loans have decreased by $3.2 million, or 21%, during 2016, primarily the result of the net impact of seven commercial loan relationships. A $5.0 million loan to finance commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government, was purchased from another financial institution in late 2013. In 2016, this $5.0 million loan was repurchased by the selling financial institution thereby decreasing total impaired loans by $5.0 million.

In contrast, five of the seven relationships generated increases to the impaired loan total since 2015, the largest of which was a $950 thousand commercial real estate loan (net of a $361 thousand participation) that was identified as impaired in 2016 as a result of an extended stabilization and interest only period, as well as a lack of project specific cash flows. Charge-offs of $701 thousand were incurred on this loan in 2016. The remaining four relationships that generated increases to the impaired loan total included thirteen commercial real estate and/or acquisition and development loans that totaled $3.9 million as of December 31, 2016, a net increase of $1.2 million specific to these relationships since 2015.

The last of the seven commercial relationships that contributed to the net decrease in impaired loans since 2015 included two loans that were identified as impaired in 2016 as a result of a decline in the coal industry. In 2016, these two loans, along with a third related loan that was previously impaired, required orderly liquidation of the related collateral, resulting in $796 thousand in principal curtailment and a total of partial charge-offs in the amount of $759 thousand. The net effect of these seven significant impairment items on the total of impaired loans was $3.4 million.

The remaining $200 thousand of the net decrease in impaired loans since December 31, 2015 was the net effect of multiple other factors, including the identification of additional impaired loans, foreclosures, loan sales, payoffs, principal curtailments, partial charge-offs, and normal loan amortization.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.1 billion, or 88.1% of funding sources at December 31, 2016. This same information at December 31, 2015 reflected $1.0 billion in deposits representing 80.6% of such funding sources. Repurchase agreements, which are available to large corporate customers, represented 2.0% and 2.2% of funding sources at December 31, 2016 and 2015, respectively. Borrowings represented the remainder of such funding sources.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for MVB. At December 31, 2016, noninterest-bearing balances totaled $115.7 million compared to $80.4 million at December 31, 2015 or 10.5% and 7.9% of total deposits respectively. Interest-bearing deposits totaled $991.3 million at December 31, 2016, compared to $931.9 million at December 31, 2015 or 89.5% and 92.1% of total deposits respectively.

(Dollars in thousands)	2016	2015	2014
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$115,692	$80,423	$67,066
Interest bearing demand	414,031	473,459	431,896
Savings and money markets	280,533	128,622	87,715
Time deposits including CDs and IRAs	296,761	329,810	236,550
Total deposits	$1,107,017	$1,012,314	$823,227

Time deposits that meet or exceed the FDIC insurance limit	$18,727	$21,690	$23,257

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$99,826		$79,611		$60,587
Interest-bearing demand deposits:
NOW	454,320	0.53%	446,704	0.61%	402,273	0.78%
Money market checking	163,630	0.78%	65,306	0.61%	38,332	0.50%
Savings	43,870	0.20%	39,766	0.28%	37,576	0.34%
IRAs	16,319	1.27%	12,038	1.21%	9,627	1.17%
CDs	314,542	1.19%	278,499	1.03%	222,609	0.89%
Total interest-bearing deposits	992,681	0.78%	842,313	0.74%	710,417	0.78%
Total demand deposits	$1,092,507		$921,924		$771,004

Average interest-bearing deposits totaled $992.7 million during 2016 compared to $842.3 million during 2015. Average noninterest bearing deposits totaled $99.8 million during 2016 compared to $79.6 million during 2015. Management will continue to emphasize deposit gathering in 2017 by offering outstanding customer service and competitively priced products.

Maturities of time deposits that meet or exceed the FDIC insurance limit:

(Dollars in thousands)	2016
Under 3 months	$256
Over 3-12 months	6,902
Over 1 to 3 years	7,178
Over 3 years	4,391
Total	$18,727

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments.

Short-term borrowings:

(Dollars in thousands)	2016	2015	2014
Balance at end of year	$87,733	$179,917	$95,829
Average balance during the year	137,822	121,425	76,185
Maximum month-end balance	210,600	179,917	120,229
Weighted-average rate during the year	0.51%	0.34%	0.27%
Weighted-average rate at December 31	0.74%	0.44%	0.32%

Repurchase agreements:

(Dollars in thousands)	2016	2015	2014
Balance at end of year	$25,160	$27,437	$32,673
Average balance during the year	27,066	26,884	55,731
Maximum month-end balance	29,561	32,470	83,781
Weighted-average rate during the year	0.27%	0.31%	0.52%
Weighted-average rate at December 31	0.28%	0.30%	0.35%

In addition, the Company holds subordinated debt as follows:

(Dollars in thousands)	2016	2015	2014
Balance at end of year	$33,524	$33,524	$33,524
Average balance during the year	33,524	33,524	19,361
Maximum month-end balance	33,524	33,524	33,524
Weighted-average rate during the year	6.64%	6.57%	6.01%
Weighted-average rate at December 31	6.63%	6.57%	6.53%

Capital/Stockholders’ Equity

During the year ended December 31, 2016, stockholders’ equity increased approximately $30.9 million to $145.6 million. This increase consists of net income for the year of $12.9 million along with dividends paid totaling $1.8 million and net proceeds from a common stock issuance totaling $20.5 million. Although stockholders’ equity increased as noted above, the equity to assets ratio only increased 1.97% to 10.26% due to the increase in total assets during 2016. The Company paid dividends to common shareholders of $646 thousand in 2016 and $641 thousand in 2015 and earned $12.9 million in 2016 versus $6.8 million in 2015, resulting in the dividend payout ratio decreasing from 9.40% in 2015 to 5.00% in 2016.

At December 31, 2016, accumulated other comprehensive loss totaled $4.3 million, an increase in the loss of $1.3 million from December 31, 2015. This change is primarily the result in the rise of the change in the value of the unrealized loss on available for sale securities in large part due to the reclassification of all held-to-maturity investments into available-for-sale investments.

The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company’s risk-based capital ratios can be found in Note 14, "Regulatory Capital Requirements" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K; and see also "Supervision and Regulation" in Item 1, Business, of this Annual Report on Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2016 and 2015, the Company meets all capital adequacy requirements to which it is subject.

At December 31, 2016, the Company’s consolidated risk-based capital ratios were above the minimum standards for a well capitalized institution. The total risk-based capital ratio of 15.4% at December 31, 2016, is above the well capitalized standard of 10%. The Tier 1 risk-based capital ratio of 11.9% also exceeded the well capitalized minimum of 8%. The common equity tier 1 capital ratio of 10.1% is above the well capitalized standard of 6.5%. The leverage ratio at December 31, 2016, was 9.5% and was also above the well capitalized standard of 5%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

The objective of the asset/liability management function is to structure the balance sheet in ways that maintain consistent growth in net interest income and minimize exposure to market risks within its policy guidelines. This objective is accomplished through management of balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences. The Company manages balance sheet liquidity through the investment portfolio, sales of commercial and residential real estate loans, and through the utilization of diversified funding sources, including retail deposits, a variety of wholesale funding sources and borrowings through the FHLB. Interest rate risk is managed through the use of interest rate caps, commercial loan swap transactions and interest rate lock commitments on mortgage loans held for sale, as well as the structuring of loan terms that provide cash flows to be consistently re-invested along the rate cycle.

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

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by our ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in interest rates. We measure the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

We prepare a base case forecast using Global Insight’s Most Likely rate forecast and alternative simulations reflecting more and less extreme behavior in rates each quarter.  The analysis gets presented to the ALCO and the Board of Directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain, when other business conditions so dictate, or when necessary to model potential balance sheet changes.

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

At December 31, 2016, we were in an asset sensitive position. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	25.0%	20.0%	15.0%	10.0%	10.0%	15.0%	20.0%	25.0%
December 31, 2016	16.0%	11.2%	6.5%	3.8%	(5.8)%	(12.8)%	(15.4)%	(15.9)%
December 31, 2015	(2.7)%	2.3%	3.8%	1.5%	(2.0)%	(7.1)%	(13.9)%	n/a

As shown above, measures of net interest income at risk in a rising rate environment were more favorable at December 31, 2016 than at December 31, 2015 at all interest rate shock levels and less favorable in a falling rate environment for the same time periods. All measures remained well within prescribed policy limits.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	35.0%	25.0%	17.0%	12.0%	12.0%	17.0%	25.0%	35.0%
December 31, 2016	6.3%	5.7%	4.7%	3.2%	(10.4)%	(24.9)%	(36.4)%	(30.5)%
December 31, 2015	(5.2)%	1.8%	5.7%	2.8%	(4.6)%	(10.2)%	(4.3)%	n/a

The EVE at risk in down rate scenarios, and most rising rate scenarios, increased at December 31, 2016, when compared to December 31, 2015. This is due to managing the balance sheet for a rising rate environment, given the unlikely nature of a 100 basis point decline in market rates.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2016, cash provided by financing activities totaled $18.9 million, while outflows from investing activity totaled $56.0 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2016. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

(Dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Certificates of deposit and individual retirement accounts [1]	$145,152	$102,829	$48,780	$—	$296,761
Securities sold under agreement to repurchase	25,160	—	—	—	25,160
Operating leases	1,898	3,368	869	5,001	11,136
FHLB short-term advances	87,733	—	—	—	87,733
FHLB long-term advances	615	166	90	2,317	3,188
Total	$260,558	$106,363	$49,739	$7,318	$423,978
1Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Commitments

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the consolidated financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits. Further discussion of these agreements, including the amounts outstanding at December 31, 2016, is included in Note 7, "Commitments and Contingent Liabilities" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

Fourth quarter 2016 net income was $2.3 million compared to $1.4 million in the fourth quarter of 2015. This equated to basic earnings per share, on a quarterly basis, of $0.23 in 2016 and $0.16 in 2015. Diluted earnings per share for the fourth quarter of 2016 and 2015 were $0.22 and $0.15, respectively. Net interest income increased during the fourth quarter and was $10.8 million in the fourth quarter of 2016 compared to $9.9 million in 2015. Noninterest income was $10.1 million in the fourth quarter of 2016 compared to $7.1 million in 2015. Noninterest expense increased to $16.8 million for the fourth quarter of 2016 from $14.7 million in 2015. Loan loss provision was $657 thousand for the fourth quarter of 2016, an increase of $20 thousand over the fourth quarter of 2015.

The commercial and retail banking segment of the Company showed an increase in earnings in the fourth quarter of 2016 by $727 thousand from the same period one year prior due mainly to the following items. Net interest margin increased $1.1 million due to the Company’s strong balance sheet growth, namely loan growth of $20.7 million and deposit growth of $94.7 million. Other noninterest expenses increased by $187 thousand, mostly the result of: a $231 thousand increase in insurance, tax, and assessment expense, a $225 thousand increase in salaries and employee benefits, a $74 thousand increase in travel, entertainment, dues, and subscriptions, and a $71 thousand increase in data processing and communications expense.

Additionally, fourth quarter 2016 income tax expense increased by $460 thousand to $1.3 million versus the fourth quarter 2015.

The mortgage segment of the Company showed an increase in fourth quarter earnings of $122 thousand as a result of the following items. Mortgage fee income increased by $3.2 million as a result of greater fourth quarter volume in 2016 and gain on derivative decreased by $748 thousand. Salaries and benefits increased $2.0 million as a result of increased commission expense due to greater production volume and the addition of lenders in key markets. In addition, there was an income tax expense increased of $85 thousand due to the larger fourth quarter 2016 earnings versus the prior year.

The insurance segment of the Company showed an earnings decrease of $15 thousand in the fourth quarter of 2016 compared to the same period in 2015. Earnings for the fourth quarter of 2016 were $0 as a result of the sale of the insurance company during the second quarter of 2016 and the subsequent reorganization as a subsidiary of the Bank.

The financial holding company segment of the company showed an earnings increase of $71 thousand in the fourth quarter of 2016 compared to the same period in 2015. The earnings increase was primarily related to a $178 thousand decrease in professional fees and a $99 thousand decrease in salaries and employee benefits. Additionally, the fourth quarter income tax benefit decreased $71 thousand due to the increase in earnings.

Future Outlook

The Company’s net income from continuing operations increased in 2016, primarily due to a focus on growing the potential of each segment of the business, with the exception of the insurance segment, which was sold in the second quarter of 2016. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to increase production and improve profitability. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2016. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2016, over a twelve-month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income by 3.8%. An immediate 200 basis point increase in interest rates would result in an increase in net interest income by 6.5%. A 100 basis point decrease in interest rates would result in a decrease in net interest income of 5.8%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

We have counter-party risk which may arise from the possible inability of the Company’s third-party investors to meet the terms of their forward sales contracts. The Company works with third-party investors that are generally well capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligation. We monitor the financial condition of these third parties on an annual basis. We do not expect these third parties to fail to meet their obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MVB Financial Corp. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2016 and 2015

	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,846	$14,302
Interest bearing balances with banks	2,494	14,831
Total cash and cash equivalents	17,340	29,133
Certificates of deposit with other banks	14,527	13,150
Investment Securities:
Securities available-for-sale	162,368	70,256
Securities held-to-maturity (fair value of $0 for 2016 and $54,470 for 2015)	—	52,859
Loans held for sale	90,174	102,623
Loans:	1,052,865	1,032,170
Less: Allowance for loan losses	(9,101)	(8,006)
Net Loans	1,043,764	1,024,164
Premises and equipment	25,081	26,275
Bank owned life insurance	22,970	22,332
Accrued interest receivable and other assets	24,100	25,204
Goodwill	18,480	18,480
TOTAL ASSETS	$1,418,804	$1,384,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$115,692	$80,423
Interest bearing	991,325	931,891
Total deposits	1,107,017	1,012,314

Accrued interest payable and other liabilities	16,557	13,291
Repurchase agreements	25,160	27,437
FHLB and other borrowings	90,921	183,198
Subordinated debt	33,524	33,524
Total liabilities	1,273,179	1,269,764

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized and 9,283 issued in 2016 and 2015, respectively (See Footnote 12)	16,334	16,334
Common stock, par value $1; 20,000,000 shares authorized; 10,047,621 and 8,112,998 issued; and 9,996,544 and 8,061,921 outstanding in 2016 and 2015, respectively	10,048	8,113
Additional paid-in capital	93,412	74,228
Retained earnings	31,192	20,054
Accumulated other comprehensive loss	(4,277)	(2,933)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	145,625	114,712
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,418,804	$1,384,476

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
INTEREST INCOME
Interest and fees on loans	$50,018	$40,642	$31,949
Interest on deposits with other banks	322	274	223
Interest on investment securities - taxable	1,366	958	1,272
Interest on tax exempt loans and securities	2,417	2,226	2,724
Total interest income	54,123	44,100	36,168

INTEREST EXPENSE
Interest on deposits	7,748	6,246	5,563
Interest on repurchase agreements	72	83	291
Interest on FHLB and other borrowings	1,086	692	515
Interest on subordinated debt	2,226	2,204	1,142
Total interest expense	11,132	9,225	7,511

NET INTEREST INCOME	42,991	34,875	28,657
Provision for loan losses	3,632	2,493	2,582
Net interest income after provision for loan losses	39,359	32,382	26,075

NONINTEREST INCOME
Service charges on deposit accounts	764	646	677
Income on bank owned life insurance	638	653	588
Visa debit card and interchange income	1,185	987	778
Mortgage fee income	35,673	29,472	17,557
Gain on sale of portfolio loans	1,042	1,413	1,550
Insurance and investment services income	420	338	328
Gain on sale of securities	1,082	130	413
Gain (loss) on derivatives	1,467	675	(2)
Other operating income	934	641	133
Total noninterest income	43,205	34,955	22,022

NONINTEREST EXPENSES
Salary and employee benefits	45,225	36,073	27,774
Occupancy expense	3,686	3,390	2,704
Equipment depreciation and maintenance	2,452	2,013	1,479
Data processing and communications	4,964	4,010	2,768
Mortgage processing	3,355	3,158	2,514
Marketing, contributions and sponsorships	1,253	1,352	1,137
Professional fees	2,720	3,232	2,237
Printing, postage and supplies	767	762	709
Insurance, tax and assessment expense	1,528	1,394	1,478
Travel, entertainment, dues and subscriptions	1,725	1,579	1,299
Other operating expenses	1,534	885	1,095
Total noninterest expense	69,209	57,848	45,194
Income from continuing operations, before income taxes	13,355	9,489	2,903
Income tax expense - continuing operations	4,378	2,886	248
Net Income from continuing operations	8,977	6,603	2,655
Income (loss) from discontinued operations, before income taxes	6,346	353	(920)
Income tax expense (benefit) - discontinued operations	2,411	140	(344)
Net Income (loss) from discontinued operations	3,935	213	(576)
Net Income	$12,912	$6,816	$2,079
Preferred dividends	1,128	575	332
Net Income available to common shareholders	$11,784	$6,241	$1,747

Earnings per share from continuing operations - basic	$0.96	$0.75	$0.29
Earnings per share from discontinued operations - basic	$0.48	$0.03	$(0.07)
Earnings per common shareholder - basic	$1.44	$0.78	$0.22

Earnings per share from continuing operations - diluted	$0.92	$0.74	$0.29
Earnings per share from discontinued operations - diluted	$0.39	$0.03	$(0.07)
Earnings per common shareholder - diluted	$1.31	$0.77	$0.22

Cash dividends declared	$0.08	$0.08	$0.08
Weighted average shares outstanding - basic	8,212,021	8,014,316	7,905,468
Weighted average shares outstanding - diluted	10,068,733	8,140,116	8,102,117

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014

Net Income	$12,912	$6,816	$2,079

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	(2,802)	202	2,196

Unrealized holding gains during the year related to reclassified held-to-maturity securities	1,825	—	—

Income tax effect	391	(81)	(878)

Reclassification adjustment for gain recognized in income	(813)	(130)	(413)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	(269)	—	—

Income tax effect	433	52	165

Change in defined benefit pension plan	(181)	(556)	(1,252)

Income tax effect	72	222	501

Total other comprehensive income (loss)	(1,344)	(291)	319

Comprehensive income	$11,568	$6,525	$2,398

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2016, 2015 and 2014

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2013	$8,500	$7,706	$68,518	$13,343	$(2,961)	$(1,084)	$94,022

Net Income	—	—	—	2,079	—	—	2,079
Other comprehensive income	—	—	—	—	319	—	319
Cash dividends paid ($0.08 per share)	—	—	—	(636)	—	—	(636)
Dividends on preferred stock	—	—	—	(332)	—	—	(332)
Preferred stock issuance	7,834	—	—	—	—	—	7,834
Common stock issuance, net of issuance costs	—	311	5,277	—	—	—	5,588
Dividend reinvestment plan proceeds	—	11	169	—	—	—	180
Stock based compensation	—	—	321	—	—	—	321
Common stock options exercised	—	6	57	—	—	—	63

Balance December 31, 2014	16,334	8,034	74,342	14,454	(2,642)	(1,084)	109,438

Net Income	—	—	—	6,816	—	—	6,816
Other comprehensive loss	—	—	—	—	(291)	—	(291)
Cash dividends paid ($0.08 per share)	—	—	—	(641)	—	—	(641)
Dividends on preferred stock	—	—	—	(575)	—	—	(575)
Stock based compensation	—	—	413	—	—	—	413
Common stock options exercised	—	79	(527)	—	—	—	(448)

Balance December 31, 2015	16,334	8,113	74,228	20,054	(2,933)	(1,084)	114,712

Net Income	—	—	—	12,912	—	—	12,912
Other comprehensive loss	—	—	—	—	(1,344)	—	(1,344)
Cash dividends paid ($0.08 per share)	—	—	—	(646)	—	—	(646)
Dividends on preferred stock	—	—	—	(1,128)	—	—	(1,128)
Common stock issuance, net of issuance costs	—	1,913	18,606	—	—	—	20,519
Stock based compensation	—	—	568	—	—	—	568
Common stock options exercised	—	22	10	—	—	—	32

Balance December 31, 2016	$16,334	$10,048	93,412	31,192	$(4,277)	$(1,084)	$145,625

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$12,912	$6,816	$2,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	1,001	765	820
Net amortization of deferred loan fees	55	203	405
Provision for loan losses	3,632	2,493	2,582
Depreciation and amortization	3,407	2,908	1,245
Stock based compensation	568	413	321
Loans originated for sale	(1,643,450)	(1,341,965)	(843,233)
Proceeds of loans sold	1,691,572	1,338,341	881,323
Mortgage fee income	(35,673)	(29,472)	(17,557)
Gain on sale of securities	(1,084)	(130)	(553)
Loss on sale of securities	2	—	140
Gain on sale of portfolio loans	(1,042)	(1,413)	(702)
Gain on sale of subsidiary	(6,926)	—	—
Income on bank owned life insurance	(638)	(653)	(588)
Deferred taxes	707	(395)	(1,082)
Other, net	221	(812)	(779)
Net cash provided by (used in) operating activities	25,264	(22,901)	24,421
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(114,612)	(39,552)	(29,573)
Purchases of investment securities held-to-maturity	—	(700)	(250)
Maturities/paydowns of investment securities available-for-sale	17,790	24,412	8,230
Maturities/paydowns of investment securities held-to-maturity	400	1,580	2,000
Sales of investment securities available-for-sale	55,191	12,912	61,299
Sales of investment securities held-to-maturity	—	421	—
Purchases of premises and equipment	(1,668)	(2,153)	(9,798)
Disposals of premises and equipment from sale of subsidiary	581	—	—
Net increase in loans	(22,245)	(215,173)	(176,989)
Purchases of restricted bank stock	(23,933)	(24,344)	(13,975)
Redemptions of restricted bank stock	26,684	20,972	15,024
Proceeds from sale of certificates of deposit with banks	6,717	248	1,234
Purchases of certificates of deposit with banks	(8,094)	(1,491)	(3,714)
Proceeds from sale of other real estate owned	159	1,132	76
Proceeds from sale of subsidiary	7,047	—	—
Branch acquisition, net cash acquired	—	48,292	—
Purchase of bank owned life insurance	—	—	(5,000)
Net cash used in investing activities	(55,983)	(173,444)	(151,436)
FINANCING ACTIVITIES
Net increase in deposits	94,703	120,390	127,416
Net decrease in repurchase agreements	(2,277)	(5,236)	(48,905)
Net change in short-term FHLB borrowings	(92,184)	84,088	(2,199)
Principal payments on FHLB borrowings	(93)	(2,177)	(1,160)
Proceeds from subordinated debt	—	—	29,400
Proceeds from stock offering, net of issuance costs	20,519	—	5,588
Preferred stock issuance	—	—	7,834
Common stock options exercised	32	(448)	63
Dividend reinvestment plan proceeds	—	—	180
Cash dividends paid on common stock	(646)	(641)	(636)
Cash dividends paid on preferred stock	(1,128)	(575)	(332)
Net cash provided by financing activities	18,926	195,401	117,249
(Decrease) increase in cash and cash equivalents	(11,793)	(944)	(9,766)
Cash and cash equivalents at beginning of period	29,133	30,077	39,843
Cash and cash equivalents at end of period	$17,340	$29,133	$30,077
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$332	$174	$346
Cashless stock options exercised	$16	$1,180	$—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$10,890	$11,124	$8,953
Income taxes	$6,922	$2,400	$1,729
See Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

MVB Financial Corp. was formed on May 29, 2003 and became a bank holding company under the laws of West Virginia on January 1, 2004, and, effective December 19, 2012, became a financial holding company. The Company features a subsidiary and multiple affiliated businesses, each of which is described in more detail below, including MVB Bank, Inc. (the "Bank") and its wholly-owned subsidiaries, MVB Mortgage and MVB Insurance, LLC ("MVB Insurance"). On December 31, 2013, three Company subsidiaries, MVB-Central, Inc. (a second-tier level holding company), MVB-East, Inc. (a second tier holding company) and Bank Compliance Solutions, Inc. (an inactive subsidiary) were merged into the Company.

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

MVB Insurance, LLC was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary. Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company. MVB Insurance offered select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance. On June 30, 2016, the Company entered into an Asset Purchase agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, and was reported in discontinued operations, as discussed in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Subsequent to the sale of MVB Insurance, the Company’s primary business activities, through its subsidiary, are currently community banking, and mortgage banking. As a community-based bank, the Bank offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer. Since the opening date of January 4, 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and customer support in the Marion County and Harrison County, West Virginia markets, expansion into Jefferson, Berkeley, Monongalia and Kanawha Counties, West Virginia and, most recently, into Fairfax County, Virginia. With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened increased market opportunities in the Washington, D.C. metropolitan region and added enough volume to further diversify the Company’s revenue stream.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, its subsidiary, MVB Bank, and the Bank's wholly-owned subsidiaries, MVB Mortgage and MVB Insurance. These statements have been prepared in accordance with U.S. generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into an Asset Purchase Agreement, as discussed below and in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The Company has a loan indemnification reserve for loans sold that may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The reserve amounts were $200 thousand and $150 thousand respectively as of December 31, 2016 and 2015.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Loans are considered non-accrual when scheduled principal or interest payments are 90 days past due. Interest income on loans is recognized on an accrual basis. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio. The Company consistently applies a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses, and is based upon periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are impaired. The general component covers all loans that are not impaired, and is based upon historical loss experience adjusted for qualitative factors.

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

•	Lending policies and procedures

•	Change in volume and severity of past due loans

•	Nature and volume of the portfolio

•	Experience and ability of management

•	Volume and severity of problem credits

•	Results of loan reviews, audits and exams

•	National, state, regional and local economic trends and business conditions

◦	General economic conditions

◦	Unemployment rates

◦	Inflation / CPI

◦	Changes in values of underlying collateral for collateral-dependent loans

•	Value of underlying collateral

•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and or the Management Loan Committee ("MLC"), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status requires the approval of the Chief Credit Officer and or MLC.

A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and shortages generally are not classified as impaired. Generally, the Company considers impaired loans to include loans classified as non-accrual loans, loans past due for longer than 90 days and troubled debt restructurings.

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

Derivative Instruments

Interest Rate Lock Commitments and Hedges

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 days to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company limits the exposure of losses with these arrangements and will not realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and hedges is very high due to their similarity. The Company also uses mortgage-backed security hedges and pair-offs to mitigate interest rate risk by entering securities and mortgage-backed securities trades with brokers.

The fair value of rate lock commitments and hedges is not readily ascertainable with precision because rate lock commitments and hedges are not actively traded in stand-alone-markets. The Company determines the fair value of rate lock commitments and hedges by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. During the fourth quarter 2014, management refined their calculation of interest rate locks to include the cost to originate loans, which resulted in a one-time expense of $706 thousand. Fair value changes are recorded in noninterest income in the Company’s consolidated statement of income. At December 31, 2016 and 2015, the balance of interest rate lock commitments was $1.5 million, respectively. There were no forward sales commitments as of December 31, 2016 and 2015.

Interest Rate Cap

The Company has entered into a rate protection transaction through SMBC Capital Markets, Inc. covering the period November 26, 2014 through December 1, 2019. The notional amount is $100 million and 3 month LIBOR is the underlying rate and the strike price is 3%. The 5 year coverage is broken into 20 quarterly caps. The Company’s fixed cost in the interest rate cap was $1.5 million. The credit support provider must maintain a long-term senior unsecured debt rating of A or better by S&P and A2 or better by Moody’s. The interest rate cap agreement is a free-standing derivative and is recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2016 and 2015, the fair value of the interest rate cap was $268 thousand and $437 thousand, respectively.

Interest Rate Swap

Beginning in 2015, the Company entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2016 and 2015, the fair value of interest rate swap agreements was $250 thousand and $405 thousand, respectively.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when the Bank sells mortgage loans and retains the servicing on those loans. On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained. A valuation is done to determine the MSR’s value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSR’s is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2016 or 2015. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. At December 31, 2016 and 2015, the MSR's value was $190 thousand and $956 thousand, respectively. The amortization taken on the servicing asset for the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $915 thousand and $574 thousand, respectively. At December 31, 2016 and 2015, total loans serviced for others totaled $296.4 million and $334.5 million, respectively.

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

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company had goodwill of $18.5 million, respectively.

Intangible Assets include core deposit intangibles which are amortized over their useful life of ten years using the double-declining balance method. Net core deposit intangibles are included in accrued interest receivable and other assets on the consolidated balance sheet and totaled $744 thousand and $845 thousand as of December 31, 2016 and 2015, respectively.

Restricted Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2016 and 2015, the Bank holds $5.8 million and $8.6 million, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2016 and 2015 and has reinstituted the dividend.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. Any gains or losses on sale are then recorded in other noninterest expense. At December 31, 2016 and 2015, the Company held other real estate of $414 thousand and $239 thousand.

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

Prior year dilutive earnings per share has been modified with the calculation of continuing and discontinued operations to use the denominator of shares from continuing operations for continuing, discontinuing, and total earnings per share. The subordinated debt was considered anti-dilutive for continuing operations and excluded from the calculation for year ending December 31, 2015. This changed the reported prior year earnings per share.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2016	2015	2014
Numerator for basic earnings per share:
Net Income from continuing operations	$8,977	$6,603	$2,655
Less: Dividends on preferred stock	1,128	575	332
Net Income from continuing operations available to common shareholders - basic	7,849	6,028	2,323
Net Income from discontinued operations available to common shareholders - basic and diluted	3,935	213	(576)
Net Income available to common shareholders	$11,784	$6,241	$1,747

Numerator for diluted earnings per share:
Net Income from continuing operations available to common shareholders - basic	$7,849	$6,028	$2,323
Add: Dividends on preferred stock	—	—	—
Add: Interest on subordinated debt (tax effected)	1,390	—	—
Net Income available to common shareholders from continuing operations - diluted	$9,239	$6,028	$2,323

Denominator:
Total average shares outstanding	8,212,021	8,014,316	7,905,468
Effect of dilutive convertible preferred stock	—	—	—
Effect of dilutive convertible subordinated debt	1,837,500	—	—
Effect of dilutive stock options	19,212	125,800	196,649
Total diluted average shares outstanding	10,068,733	8,140,116	8,102,117

Earnings per share from continuing operations - basic	$0.96	$0.75	$0.29
Earnings per share from discontinued operations - basic	$0.48	$0.03	$(0.07)
Earnings per common shareholder - basic	$1.44	$0.78	$0.22

Earnings per share from continuing operations - diluted	$0.92	$0.74	$0.29
Earnings per share from discontinued operations - diluted	$0.39	$0.03	$(0.07)
Earnings per common shareholder - diluted	$1.31	$0.77	$0.22

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

Marketing Costs

Marketing costs are expensed as incurred. Marketing expense was $1.3 million, $1.4 million and $1.1 million for 2016, 2015 and 2014, respectively.

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

Reclassifications

Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 financial statement presentation.

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU cover a variety of Topics in the Codification related to the new revenue recognition standard (ASU 2014-09) and represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant impact on current accounting practice or create a significant administrative cost to most entities. For public companies, this update will be effective for fiscal years beginning after December 15, 2017, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this ASU cover a wide range of Topics in the Codification and represent changes to make corrections or improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. For public companies, this update will be effective for fiscal years beginning after December 15, 2016, including all interim periods within those fiscal years. Early application is permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The new guidance changes the accounting for the consolidation of VIEs in certain situations involving entities under common control. Specifically, the amendments change how the indirect interests held through related parties that are under common control should be included in a reporting entity’s evaluation of whether it is a primary beneficiary of a VIE. Under the amended guidance, the reporting entity is only required to include the indirect interests held through related parties that are under common control in a VIE on a proportionate basis. Currently, the indirect interests held by the related parties that are under common control are considered to be the equivalent of direct interests in their entirety. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current U.S. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new guidance clarifies the guidance for classification of certain cash receipts and payments within an entity’s statements of cash flows. These items include debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of BOLI policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The amended guidance also specifies how to address classification of cash receipts and payments that have aspects of more than one class of cash flows. This guidances is effective for fiscal years beginning after

December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and MLC are in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new guidance eliminates the concept of APIC pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows. The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest. Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. While we are currently evaluating the impact of the new standard, we expect an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to accounting for financial instruments.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new guidance requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date reflecting the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for us on January 1, 2016 and did not have a significant impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments modify the evaluation reporting organizations must perform to determine if certain legal entities should be consolidated as VIEs. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 was effective for us on January 1, 2016 and did not have a significant impact on the Company's consolidated financial statements.

NOTE 2. INVESTMENT SECURITIES

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

There were no held-to-maturity securities at December 31, 2016.

Amortized cost and fair values of investment securities held-to-maturity at December 31, 2015 including gross unrealized gains and losses, are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Municipal securities	$52,859	$1,699	$(88)	$54,470
Total investment securities held-to-maturity	$52,859	$1,699	$(88)	$54,470

Amortized cost and fair values of investment securities available-for-sale at December 31, 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$29,234	$7	$(425)	$28,816
U.S. Sponsored Mortgage-backed securities	56,080	14	(1,362)	54,732
Municipal securities	72,075	744	(2,023)	70,796
Total debt securities	157,389	765	(3,810)	154,344
Equity and other securities	7,643	381	—	8,024
Total investment securities available-for-sale	$165,032	$1,146	$(3,810)	$162,368

Amortized cost and fair values of investment securities available-for-sale at December 31, 2015 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$29,532	$—	$(181)	$29,351
U.S. Sponsored Mortgage-backed securities	34,246	1	(533)	33,714
Municipal securities	1,775	23	—	1,798
Total debt securities	65,553	24	(714)	64,863
Equity and other securities	5,309	95	(11)	5,393
Total investment securities available-for-sale	$70,862	$119	$(725)	$70,256

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2016
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,277	$1,280
After one year, but within five	11,176	11,244
After five years, but within ten	14,666	14,487
After ten Years	130,270	127,333
Total	$157,389	$154,344

Investment securities with a carrying value of $82.7 million and $106.4 million at December 31, 2016 and 2015, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2016, the details of which are included in the following table. Although these securities, if sold at December 31, 2016 would result in a pretax loss of $3.8 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is not more likely than not the Company would sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2016, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at December 31, 2016:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (16)	$28,814	$(425)	$—	$—
U.S. Sponsored Mortgage-backed securities (29)	33,209	(1,040)	13,919	(322)
Municipal securities (86)	42,727	(2,023)	—	—
	$104,750	$(3,488)	$13,919	$(322)

The following table discloses investments in an unrealized loss position at December 31, 2015:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (9)	$28,351	$(181)	$—	$—
U.S. Sponsored Mortgage-backed securities (19)	20,647	(233)	11,862	(300)
Municipal securities (22)	3,827	(32)	5,559	(56)
Equity and other securities (1)	2,489	(11)	—	—
	$55,314	$(457)	$17,421	$(356)

The Company sold investments available-for-sale of $55.2 million, $12.9 million and $61.3 million in 2016, 2015 and 2014, respectively. These sales resulted in gross gains of $1.1 million, $125 thousand and $553 thousand and gross losses of $2 thousand, $0, and $140 thousand in 2016, 2015 and 2014, respectively.

During 2015, the Company sold investments held-to-maturity $421 thousand, resulting in gross gains of $5 thousand. The held-to-maturity investments were sold due to a credit downgrade, indicating significant deterioration of the issuer’s creditworthiness. The Company sold no held-to-maturity investments during the years of 2016 or 2014.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company routinely generates 1-4 family mortgages for sale into the secondary market. During 2016, 2015 and 2014, the Company recognized sales proceeds of $1.7 billion, $1.3 billion and $881.3 million, resulting in mortgage fee income of $35.7 million, $29.5 million and $17.6 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2016	2015
Commercial and Non-Residential Real Estate	$757,516	$729,319
Residential Real Estate	215,452	217,366
Home Equity	65,386	68,124
Consumer	14,511	17,361
Total Loans	$1,052,865	$1,032,170

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of December 31, 2016 and 2015, net deferred fees of $897 thousand and $1.1 million, respectively, were included in the carrying value of loans.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2016 and 2015:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2016
Individually evaluated for impairment	$10,781	$1,161	$132	$78	$12,152
Collectively evaluated for impairment	746,735	214,291	65,254	14,433	1,040,713
Total Loans	$757,516	$215,452	$65,386	$14,511	$1,052,865
December 31, 2015
Individually evaluated for impairment	$14,177	$1,067	$28	$103	$15,375
Collectively evaluated for impairment	715,142	216,299	68,096	17,258	1,016,795
Total Loans	$729,319	$217,366	$68,124	$17,361	$1,032,170

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

Once the determination has been made that a loan is impaired, the amount of the impairment is measured using one of three valuation methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2016 and 2015:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2016
Commercial
Commercial Business	$—	$—	$3,342	$3,342	$4,102
Commercial Real Estate	2,757	302	892	3,649	3,676
Acquisition & Development	264	74	3,526	3,790	6,059
Total Commercial	3,021	376	7,760	10,781	13,837
Residential	783	122	378	1,161	1,166
Home Equity	62	36	70	132	135
Consumer	16	9	62	78	285
Total Impaired Loans	$3,882	$543	$8,270	$12,152	$15,423

December 31, 2015
Commercial
Commercial Business	$574	$4	$3,260	$3,834	$3,834
Commercial Real Estate	7,587	513	—	7,587	7,587
Acquisition & Development	1,800	191	956	2,756	4,131
Total Commercial	9,961	708	4,216	14,177	15,552
Residential	1,045	276	22	1,067	1,067
Home Equity	28	28	—	28	28
Consumer	103	1	—	103	103
Total Impaired Loans	$11,137	$1,013	$4,238	$15,375	$16,750

Impaired loans have decreased by $3.2 million, or 21%, during 2016, primarily the result of the net impact of seven commercial loan relationships. A $5.0 million loan to finance commercial real estate property in the Northern Virginia market, which had as primary tenants, government contractors that have vacated the premises as a result of losing significant contracts with the United States government, was purchased from another financial institution in late 2013. In 2016, this $5.0 million loan was repurchased by the selling financial institution thereby decreasing total impaired loans by $5.0 million.

In contrast, five of the seven relationships generated increases to the impaired loan total since 2015, the largest of which was a $950 thousand commercial real estate loan (net of a $361 thousand participation) that was identified as impaired in 2016 as a result of an extended stabilization and interest only period, as well as a lack of project specific cash flows. Charge-offs of $701 thousand were incurred on this loan in 2016. The remaining four relationships that generated increases to the impaired loan total included thirteen commercial real estate and/or acquisition and development loans that totaled $3.9 million as of December 31, 2016, a net increase of $1.2 million specific to these relationships since 2015.

The last of the seven commercial relationships that contributed to the net decrease in impaired loans since 2015 included two loans that were identified as impaired in 2016 as a result of a decline in the coal industry. In 2016, these two loans, along with a third related loan that was previously impaired, required orderly liquidation of the related collateral, resulting in $796 thousand in principal curtailment and a total of partial charge-offs in the amount of $759 thousand. The net effect of these seven significant impairment items on the total of impaired loans was $3.4 million.

The remaining $200 thousand of the net decrease in impaired loans since December 31, 2015 was the net effect of multiple other factors, including the identification of additional impaired loans, foreclosures, loan sales, payoffs, principal curtailments, partial charge-offs, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended:

	December 31, 2016			December 31, 2015			December 31, 2014
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,027	$155	$104	$3,153	$156	$114	$301	$14	$61
Commercial Real Estate	3,590	100	75	6,618	63	61	2,213	149	105
Acquisition & Development	3,983	9	112	2,408	9	10	4,456	112	94
Total Commercial	11,600	264	291	12,179	228	185	6,970	275	260
Residential	928	20	28	920	12	13	804	20	20
Home Equity	50	1	1	28	1	1	28	1	1
Consumer	245	—	—	1	—	—	20	1	1
Total	$12,823	$285	$320	$13,128	$241	$199	$7,822	$297	$282

As of December 31, 2016, the Bank held two foreclosed residential real estate properties representing $214 thousand, or 52%, of the total balance of other real estate owned. There are six additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $464 thousand as of December 31, 2016. These loans are included in the table above and have a total of $59 thousand in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2016 and 2015:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial
Commercial Business	$377,631	$2,933	$6,833	$69	$387,466
Commercial Real Estate	240,851	26,340	3,532	737	271,460
Acquisition & Development	90,875	1,905	2,584	3,226	98,590
Total Commercial	709,357	31,178	12,949	4,032	757,516
Residential	212,869	1,664	787	132	215,452
Home Equity	64,706	582	98	—	65,386
Consumer	14,134	302	13	62	14,511
Total Loans	$1,001,066	$33,726	$13,847	$4,226	$1,052,865

December 31, 2015
Commercial
Commercial Business	$288,549	$7,949	$3,411	$574	$300,483
Commercial Real Estate	299,560	9,761	8,436	—	317,757
Acquisition & Development	105,585	2,739	1,223	1,532	111,079
Total Commercial	693,694	20,449	13,070	2,106	729,319
Residential	214,184	1,764	1,168	250	217,366
Home Equity	67,645	416	63	—	68,124
Consumer	16,679	311	371	—	17,361
Total Loans	$992,202	$22,940	$14,672	$2,356	$1,032,170

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and or the Management Loan Committee ("MLC"), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2016 and 2015:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2016
Commercial
Commercial Business	$387,208	$15	$169	$74	$258	$387,466	$74	$—
Commercial Real Estate	270,339	229	—	892	1,121	271,460	1,375	—
Acquisition & Development	96,014	—	—	2,576	2,576	98,590	3,526	—
Total Commercial	753,561	244	169	3,542	3,955	757,516	4,975	—
Residential	212,502	2,067	419	464	2,950	215,452	1,072	—
Home Equity	64,791	525	—	70	595	65,386	104	—
Consumer	14,354	55	34	68	157	14,511	78	—
Total Loans	$1,045,208	$2,891	$622	$4,144	$7,657	$1,052,865	$6,229	$—

December 31, 2015
Commercial
Commercial Business	$299,515	$300	$—	$668	$968	$300,483	$687	$—
Commercial Real Estate	307,029	436	4,731	5,561	10,728	317,757	5,020	541
Acquisition & Development	107,607	678	—	2,794	3,472	111,079	2,488	307
Total Commercial	714,151	1,414	4,731	9,023	15,168	729,319	8,195	848
Residential	214,326	1,838	576	626	3,040	217,366	803	—
Home Equity	67,908	23	193	—	216	68,124	36	—
Consumer	16,921	48	21	371	440	17,361	371	—
Total Loans	$1,013,306	$3,323	$5,521	$10,020	$18,864	$1,032,170	$9,405	$848

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

Interest income on loans would have increased by approximately $396 thousand, $639 thousand and $221 thousand for 2016, 2015 and 2014, respectively, if loans had performed in accordance with their terms.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. The liability for unfunded commitments was $284 thousand and $224 thousand respectively as of December 31, 2016 and 2015.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016, 2015, and 2014. Activity in the allowance is presented for the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(1,995)	(124)	(100)	(338)	(2,557)
Recoveries	9	2	9	1	21
Provision	3,101	17	104	409	3,631
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Individually evaluated for impairment	$376	$122	$36	$9	$543
Collectively evaluated for impairment	$6,805	$868	$692	$193	$8,558

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(708)	(28)	(5)	(6)	(747)
Recoveries	20	2	4	11	37
Provision	2,391	159	25	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Individually evaluated for impairment	$708	$276	$28	$1	$1,013
Collectively evaluated for impairment	$5,358	$819	$687	$129	$6,993

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2013	$3,609	$519	$554	$253	$4,935
Charge-offs	(1,110)	(130)	—	(68)	(1,308)
Recoveries	7	—	3	4	14
Provision	1,857	573	134	18	2,582
ALL balance at December 31, 2014	$4,363	$962	$691	$207	$6,223
Individually evaluated for impairment	$362	$298	$28	$2	$690
Collectively evaluated for impairment	$4,001	$664	$663	$205	$5,533

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

At December 31, 2016 and 2015, these balances totaled $20.5 million and $46.8 million, respectively. Of the $53.8 million decrease since originally purchased, MVB refinanced $19.6 million and sold participations totaling $10.5 million and sold $9.7 million back to the institution from which the loans were originally purchased in December 2013. The remainder of the decrease was the result of $6.2 million in loan amortization and $7.8 million in principal paydowns and/or loan payoffs. The weighted average yield on the remaining portfolio is 5.57%.

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At December 31, 2016 and 2015, the Bank had specific reserve allocations for TDR’s of $348 thousand and $672 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $8.8 million and $9.3 million as of December 31, 2016 and December 31, 2015, respectively. Of these totals, $5.9 million and $6.1 million, respectively, represent accruing troubled debt restructured loans and represent 49% and 40%, respectively of total impaired loans. Meanwhile, $2.3 million and $2.5 million, respectively, represent three loans to two borrowers that have defaulted under the restructured terms. All three loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2016 and December 31, 2015. Two additional restructured loans, a $214 thousand commercial real estate loan and a $348 thousand mortgage loan, are considered non-performing as of December 31, 2016. Both of these were also considered TDR's due to interest only periods and/or unsatisfactory repayment structures.

The following table presents details related to loans identified as Troubled Debt Restructurings during the years ended December 31, 2016 and 2015.

	New TDR's [1]
	December 31, 2016			December 31, 2015
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	—	$—	$—	—	$—	$—
Commercial Real Estate	—	—	—	1	1,076	1,076
Acquisition & Development	—	—	—	—	—	—
Total Commercial	—	—	—	1	1,076	1,076
Residential	—	—	—	1	90	90
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	2	$1,166	$1,166
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment at December 31, were as follows:

(Dollars in thousands)	2016	2015
Land	$3,965	$3,965
Buildings and improvements	16,906	16,389
Furniture, fixtures and equipment	12,127	10,980
Construction in progress	608	1,375
Leasehold improvements	1,345	1,678
	34,951	34,387
Accumulated depreciation	(9,870)	(8,112)
Net premises and equipment	$25,081	$26,275

During 2014, the Bank completed construction of a new facility in Kanawha County, West Virginia and a new facility in the West Virginia High Technology Park in Fairmont, Marion County, West Virginia.

Depreciation expense amounted to $2.0 million, $2.0 million and $1.2 million for 2016, 2015 and 2014, respectively.

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)	2016	2015
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$115,692	$80,423
Interest bearing demand	414,031	473,459
Savings and money markets	280,533	128,622
Time deposits including CDs and IRAs	296,761	329,810
Total deposits	$1,107,017	$1,012,314

Time deposits that meet or exceed the FDIC insurance limit	$18,727	$21,690

Maturities of time deposits at December 31, 2016 were as follows (Dollars in thousands):

2017	$145,152
2018	74,349
2019	28,480
2020	38,513
2021	10,267
Total	$296,761

NOTE 6. BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2016 was approximately $326.9 million. At December 31, 2016 and 2015 the Bank had borrowed $90.9 million and $183.2 million.

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $87.7 million at December 31, 2016, compared to $179.9 million at year-end 2015.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2016	2015	2014
Balance at end of year	$87,733	$179,917	$95,829
Average balance during the year	137,822	121,425	76,185
Maximum month-end balance	210,600	179,917	120,229
Weighted-average rate during the year	0.51%	0.34%	0.27%
Weighted-average rate at December 31	0.74%	0.44%	0.32%

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

All of the Company’s repurchase agreements were overnight agreements at December 31, 2016 and December 31, 2015. These borrowings were collateralized with investment securities with a carrying value of $26.0 million and $28.3 million at December 31, 2016 and December 31, 2015, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $25.2 million at December 31, 2016, compared to $27.4 million in 2015.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2016	2015	2014
Balance at end of year	$25,160	$27,437	$32,673
Average balance during the year	27,066	26,884	55,731
Maximum month-end balance	29,561	32,470	83,781
Weighted-average rate during the year	0.27%	0.31%	0.52%
Weighted-average rate at December 31	0.28%	0.30%	0.35%

Long-term notes from the FHLB as of December 31, were as follows:

(Dollars in thousands)	2016	2015
Fixed interest rate notes, originating between April 2002 and December 2007, due between July 2016 and April 2022, interest of between 4.50% and 5.90% payable monthly	$2,390	$2,461
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	798	820
	$3,188	$3,281

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2016	2015	2014
Balance at end of year	$33,524	$33,524	$33,524
Average balance during the year	33,524	33,524	19,361
Maximum month-end balance	33,524	33,524	33,524
Weighted-average rate during the year	6.64%	6.57%	6.01%
Weighted-average rate at December 31	6.63%	6.57%	6.53%

In March 2007, the Company completed the private placement of $4 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the “Trust”). The Company established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The proceeds from the sale of the Trust Preferred Securities will be loaned to the Company under subordinated Debentures (the “Debentures”) issued to the Trust pursuant to an Indenture. The Debentures are the only asset of the Trust. The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations. The securities issued by the Trust are includable for regulatory purposes as a component of the Company’s Tier 1 capital.

The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by the Company since 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three-month LIBOR Rate. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees.

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

At the election of a holder, any or all of the Notes may be converted into shares of common stock during the 30 day period after the first, second, third, fourth, and fifth anniversaries of the issuance of the Notes or upon a notice to prepay by the Company. The Notes will convert into common stock based on $16 per share of the Company’s common stock. The conversion price will be subject to anti-dilution adjustments for certain events such as stock splits, reclassifications, non-cash distributions, extraordinary cash dividends, pro rata repurchases of common stock, and business combination transactions. The Company must give 20 days’ notice to the holders of the Company’s intent to prepay the Notes, so that holders may execute the conversion right set forth above if a holder so desires.

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

The Company reflects subordinated debt in the amount of $33.5 million and $33.5 million as of December 31, 2016 and December 31, 2015 and interest expense of $2.2 million, $2.2 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2017	88,348
2018	81
2019	85
2020	90
2021	886
Thereafter	34,955
$124,445

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

Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits.

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2016	2015
Available on lines of credit	$255,469	$252,543
Stand-by letters of credit	13,387	7,793
Other loan commitments	1,819	1,568
	$270,675	$261,904

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 and $17.0 million on December 31, 2016 and 2015, respectively. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2016	2015	2014
Current:
Federal	$4,885	$2,830	$862
State	1,197	591	124
	$6,082	$3,421	$986
Deferred expense (benefit)
Federal	$665	$(371)	$(1,017)
State	42	(24)	(65)
	707	(395)	(1,082)
Income tax expense (benefit)	$6,789	$3,026	$(96)

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2016		2015		2014
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax at Federal tax rate	$6,689	34%	$3,346	34%	$674	34%
Tax effect of:
State income tax	1,197	6.0%	246	2.5%	50	2.5%
Tax exempt earnings	(1,097)	(5.5)%	(566)	(5.8)%	(820)	(41.3)%
	$6,789	34.5%	$3,026	30.7%	$(96)	(4.8)%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes.

Deferred income tax assets and (liabilities) were comprised of the following at December 31:

(Dollars in thousands)	2016	2015
Allowance for loan losses	$2,641	$2,904
Minimum pension liability	1,786	1,713
Unrealized loss on securities available-for-sale	1,066	242
Gross deferred tax assets	5,493	4,859

Depreciation	(1,352)	(883)
Pension	(6)	(43)
Goodwill	(465)	(452)
Gross deferred tax liabilities	(1,823)	(1,378)

Net deferred tax asset	$3,670	$3,481

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2012 have been closed for purposes of examination by the federal and state taxing jurisdictions.

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2016	$42,840	$251,708	$(7,194)	$(258,818)	$28,536

December 31, 2015	$39,083	$357,230	$—	$(353,473)	$42,840

The Company held related party deposits of $34.7 million and $16.9 million at December 31, 2016 and December 31, 2015, respectively.

The Company held no related party repurchase agreements at December 31, 2016 and December 31, 2015.

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

Pension expense was $273 thousand, $256 thousand and $469 thousand in 2016, 2015 and 2014, respectively.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2016 and 2015 is as follows:

(Dollars in thousands)	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$8,662	$8,173
Service cost	—	—
Interest cost	367	315
Actuarial loss	4	276
Assumption changes	179	97
Curtailment impact	—	—
Benefits paid	(191)	(199)
Benefit obligation at end of year	$9,021	$8,662

Change in plan assets:
Fair value of plan assets at beginning of year	$4,486	$4,471
Actual return on plan assets	96	(124)
Employer contribution	182	338
Benefits paid	(191)	(199)
Fair value of plan assets at end of year	$4,573	$4,486

Funded status	$(4,448)	$(4,176)
Unrecognized net actuarial loss	4,464	4,283
Unrecognized prior service cost	—	—
Prepaid pension cost recognized	$16	$107

Accumulated benefit obligation	$9,021	$8,662

At December 31, 2016, 2015 and 2014, the weighted average assumptions used to determine the benefit obligation are as follows:

	2016	2015	2014
Discount rate	4.05%	4.30%	3.90%
Rate of compensation increase	n/a	n/a	n/a

The components of net periodic pension cost are as follows:

(Dollars in thousands)	2016	2015	2014
Service cost	$—	$—	$346
Interest cost	367	315	306
Expected return on plan assets	(330)	(316)	(319)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	236	257	136
Net periodic pension cost	$273	$256	$469
For the years December 31, 2016, 2015 and 2014, the weighted average assumptions used to determine net periodic pension cost are as follows:

	2016	2015	2014
Discount rate	4.30%	3.90%	4.86%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.50%
Rate of compensation increase	n/a	n/a	n/a

The Company’s pension plan asset allocations at December 31, 2016 and 2015, as well as target allocations for 2016 are as follows:

	12/31/2016	12/31/2015
Plan Assets
Cash	16%	10%
Fixed income	28%	20%
Alternative investments	9%	19%
Domestic equities	28%	32%
Foreign equities	19%	19%
Total	100%	100%

The estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $241 thousand.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Plan’s assets at fair value as of December 31, 2016.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$732	$—	$—	$732
Fixed income	1,280	—	—	1,280
Alternative investments	—	—	412	412
Domestic equities	1,280	—	—	1,280
Foreign equities	869	—	—	869

Total assets at fair value	$4,161	$—	$412	$4,573

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Plan’s assets at fair value as of December 31, 2015.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$449	$—	$—	$449
Fixed income	897	—	—	897
Alternative investments	—	—	852	852
Domestic equities	1,436	—	—	1,436
Foreign equities	852	—	—	852

Total assets at fair value	$3,634	$—	$852	$4,486

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

(Dollars in thousands)	Cash Flow
Contributions for the period of 01/01/17 through 12/31/17	$319

Estimated future benefit payments reflecting expected future service
2017	$252
2018	$260
2019	$280
2020	$298
2021	$307
2022 through 2026	$2,104

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented:

		Core Deposit Intangible
(Dollars in thousands)	Goodwill	Gross	Accumulated Depreciation	Net
Balance at January 1, 2016	$18,480	$1,006	$(161)	$845
Amortization expense	—	—	(101)	(101)
Balance at December 31, 2016	$18,480	$1,006	$(262)	$744

Balance at January 1, 2015	$17,779	$128	$(127)	$1
Goodwill and core deposit intangible resulting from branch acquisition	701	878	—	878
Amortization expense	—	—	(34)	(34)
Balance at December 31, 2015	$18,480	$1,006	$(161)	$845

Balance at January 1, 2014	$17,779	$128	$(123)	$5
Amortization expense	—	—	(4)	(4)
Balance at December 31, 2014	$17,779	$128	$(127)	$1

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The value of the acquired core deposit relationships was determined using the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The core deposit intangibles are being amortized over a ten-year period using an accelerated method. Goodwill in the amount of $701 thousand and core deposit intangibles in the amount of $878 thousand resulted from the branch acquisitions as discussed in Note 22, "Mergers and Acquisitions" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The table below presents estimated amortization expense for the Company’s other intangible assets (dollars in thousands):

2017	$98
2018	96
2019	93
2020	90
2021	87
Thereafter	280
$744

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2016 and 2015. The Company has not identified any triggering events since the impairment evaluation that would indicate potential impairment.

Core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

NOTE 12. STOCK OFFERING

On December 5, 2016, the Company entered into Securities Purchase Agreements with certain accredited investors. Pursuant to the Purchase Agreements, the Investors agreed to purchase an aggregate of 1,913,044 shares of the Company’s common stock, par value $1.00 per share, at a price of $11.50 per share, as part of a private placement (the “Private Placement”). The Private

Placement closed on December 6, 2016. The gross proceeds to the Company from the Private Placement were approximately $22 million or $20.5 million after stock issuance costs. The proceeds from the Private Placement were used by the Company to pay related transaction fees and expenses and for general corporate purposes. A portion of the proceeds were used for the redemption of the preferred stock issued to the United States Department of Treasury in connection with the Company’s participation in the Small Business Lending Fund, as discussed in Note 25, "Subsequent Events" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The Purchase Agreements contain representations and warranties and covenants of the Company and the Investors that are customary in private placement transactions. The provisions of the Purchase Agreements also include an agreement by the Company to indemnify the Investors against certain liabilities.

The Purchase Agreements required the Company to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the 1,913,044 shares of common stock issued to the Investors in the Private Placement. The registration statement was declared effective by the SEC on December 27, 2016.

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

The Class C Preferred Certificate designated 383.4 shares of preferred stock as Class C Preferred shares. The Class C Preferred shares carry an annual dividend rate of 6.5% and are convertible into shares of Company common stock within 30 days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. The Class C Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class C Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A and the Class B Preferred shares. Holders of Class C Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class C Preferred shares, share exchanges, reclassifications or changes of control, or as required by law. The proceeds of these preferred stock offerings will be used to support continued growth of the Company and its subsidiary.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital. MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year. MVB's loan production qualified for the lowest dividend rate possible of 1%. MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%. On January 5, 2017, the Company redeemed all of the 8,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (“Series A Preferred Stock”), that had been issued to the United States Department of the Treasury, on September 8, 2011, pursuant to the SBLF (see Note 25, "Subsequent Events" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.)

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan (the "Plan") provides for the issuance of stock options to selected employees. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. These options also expire 10 years from the date of the grant. With the exception of 22,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of grant, all options granted vest in 5 years and expire 10 years from the date of the grant. As of December 31, 2016, the Plan had 2.2 million shares authorized and 400,825 shares remaining available for issuance.

Total compensation expense recorded on stock options during 2016, 2015 and 2014 was $568 thousand, $413 thousand and $321 thousand, respectively. Proceeds from stock options exercised were $32 thousand, $(448) thousand and $63 thousand during

2016, 2015 and 2014 respectively. During both 2016 and 2015, certain options were exercised in cashless transactions. Shares were forfeited related to exercise price and tax withholdings and the Company paid tax authorities amounts due resulting in a net cash outflow.

The following summarizes MVB’s stock options as of and for the year ended December 31, 2016, and the changes for the year then ended:

	2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,190,295	$13.15	1,355,905	$12.21
Granted	432,000	12.72	45,500	14.80
Exercised	(55,000)	9.02	(204,670)	7.31
Forfeited/expired	(67,500)	14.59	(6,440)	13.33

Outstanding at end of year	1,499,795	$13.11	1,190,295	$13.15

Exercisable at end of year	768,598	$12.75	542,499	$11.82

Weighted-average fair value of options granted during 2016		$2.98
Weighted-average fair value of options granted during 2015		$2.72
Weighted-average fair value of options granted during 2014		$3.05

The intrinsic value of options exercised during 2016, 2015 and 2014 was $108 thousand, $1.6 million and $37 thousand, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 1.31%, 2.16% and 2.65% for 2016, 2015 and 2014, respectively, and a weighted average expected life of the options of 7 years for all three years. The expected volatility of MVB’s stock price used for 2016 options was 19.07%, while for the 2015 options it was 13.90% and 2014 options it was 10.23%. The expected dividend yield used was 0.43% for 2016 and 0.51% for both 2015 and 2014.

The following summarizes information related to the total outstanding and exercisable options at December 31, 2016:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life
1,499,795	$13.11	(465,921)	6.03	768,598	$12.75	37,711	4.35

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2016 and 2015, the Company meets all capital adequacy requirements to which it is subject.

The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. Both the Company’s and the Bank’s actual capital amounts and ratios are presented in the table below.

	Actual		Minimum to be Well Capitalized		Minimum for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total Capital (to risk-weighted assets)
Consolidated	$174,093	15.4%	n/a	n/a	$90,699	8.0%
Subsidiary Bank	$163,394	14.5%	$113,027	10.0%	$90,422	8.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	$135,100	11.9%	n/a	n/a	$68,025	6.0%
Subsidiary Bank	$153,737	13.6%	$90,422	8.0%	$67,816	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	$114,642	10.1%	n/a	n/a	$51,018	4.5%
Subsidiary Bank	$153,737	13.6%	$73,468	6.5%	$50,862	4.5%

Tier 1 Capital (to average assets)
Consolidated	$135,100	9.5%	n/a	n/a	$56,655	4.0%
Subsidiary Bank	$153,737	10.9%	$70,651	5.0%	$56,521	4.0%

As of December 31, 2015
Total Capital (to risk-weighted assets)
Consolidated	$140,376	12.9%	n/a	n/a	$86,997	8.0%
Subsidiary Bank	$132,013	12.2%	$108,318	10.0%	$86,654	8.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	$102,952	9.5%	n/a	n/a	$65,248	6.0%
Subsidiary Bank	$123,989	11.5%	$86,654	8.0%	$64,991	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	$82,494	7.6%	n/a	n/a	$48,936	4.5%
Subsidiary Bank	$123,989	11.5%	$70,407	6.5%	$48,743	4.5%

Tier 1 Capital (to average assets)
Consolidated	$102,952	7.8%	n/a	n/a	$53,019	4.0%
Subsidiary Bank	$123,989	9.5%	$65,238	5.0%	$52,191	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

(Dollars in thousands)
Years ended December 31:
2017	$1,898
2018	1,561
2019	965
2020	842
2021	869
Thereafter	5,001
Total minimum payments required:	$11,136

Total rent expense for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $1.8 million and $1.7 million, respectively.

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

Interest rate lock commitment: For mortgage interest rate locks, the fair value is based on either (i) the price of the underlying loans obtained from an investor for loans that will be delivered on a best efforts basis or (ii) the observable price for individual loans traded in the secondary market for loans that will be delivered on a mandatory basis less (iii) expected costs to deliver the interest rate locks, any expected “pull through rate” is multiplied by this calculation to estimate the derivative value.

Mortgage-backed security hedges: MBS hedges are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks and manage expected funding percentages. These instruments are considered derivatives and are recorded at fair value based on observable market data of the individual mortgage-backed securities.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2016
Financial assets:
Cash and cash equivalents	$17,340	$17,340	$17,340	$—	$—
Certificates of deposits with other banks	14,527	14,985	—	14,985	—
Securities available-for-sale	162,368	162,368	—	162,368	—
Loans held for sale	90,174	90,174	—	90,174	—
Loans, net	1,043,764	1,035,437	—	—	1,035,437
Mortgage servicing rights	190	190	—	—	190
Interest rate lock commitment	1,546	1,546	—	—	1,546
Mortgage-backed security hedges	372	372	—	372	—
Interest rate swap	250	250	—	250	—
Interest rate cap	268	268	—	268	—
Accrued interest receivable	3,951	3,951	—	1,002	2,949

Financial liabilities:
Deposits	$1,107,017	$1,116,174	$—	$1,116,174	$—
Repurchase agreements	25,160	25,160	—	25,160	—
FHLB and other borrowings	90,921	90,919	—	90,919	—
Interest rate swap	250	250	—	250	—
Accrued interest payable	741	741	—	741	—
Subordinated debt	33,524	32,275	—	32,275	—

December 31, 2015
Financial assets:
Cash and cash equivalents	$29,133	$29,133	$29,133	$—	$—
Certificates of deposits with other banks	13,150	13,270	—	13,270	—
Securities available-for-sale	70,256	70,256	—	70,256	—
Securities held-to-maturity	52,859	54,470	—	54,470	—
Loans held for sale	102,623	102,623	—	102,623	—
Loans, net	1,024,164	1,034,832	—	—	1,034,832
Mortgage servicing rights	956	956	—	—	956
Interest rate lock commitment	1,537	1,537	—	—	1,537
Interest rate swap	405	405	—	405	—
Interest rate cap	437	437	—	437	—
Accrued interest receivable	3,356	3,356	—	723	2,633

Financial liabilities:
Deposits	$1,012,314	$1,015,521	$—	$1,015,521	$—
Repurchase agreements	27,437	27,437	—	27,437	—
FHLB and other borrowings	183,198	183,211	—	183,211	—
Mortgage-backed security hedges	19	19	—	19	—
Interest rate swap	405	405	—	405	—
Accrued interest payable	474	474	—	474	—
Subordinated debt	33,524	32,172	—	32,172	—

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

Assets Measured on a Recurring Basis

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company classified investments in government securities as Level II instruments and valued them using the market approach. The following measurements are made on a recurring basis.

•
Available-for-sale investment securities — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2016. Valuation techniques are consistent with techniques used in prior periods.

•
Loans held for sale — The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

•
Interest rate lock commitment — The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices and estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitments.

•	Mortgage-backed security hedges — MBS hedges are considered derivatives and are recorded at fair value based on observable market data of the individual mortgage-backed security.

•
Interest rate cap — The fair value of the interest rate cap is determined at the end of each quarter by using Bloomberg Finance which values the interest rate cap using observable inputs from forward and futures yield curves as well as standard market volatility.

•
Interest rate swap — Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2016 and 2015 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$28,816	$—	$28,816
U.S. Sponsored Mortgage backed securities	—	54,732	—	54,732
Municipal securities	—	70,796	—	70,796
Equity and other securities	—	8,024	—	8,024
Loans held for sale	—	90,174	—	90,174
Interest rate lock commitment	—	—	1,546	1,546
Mortgage-backed security hedges	—	372	—	372
Interest rate swap	—	250	—	250
Interest rate cap	—	268	—	268
Liabilities:
Interest rate swap	—	250	—	250

	December 31, 2015
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$29,351	$—	$29,351
U.S. Sponsored Mortgage backed securities	—	33,714	—	33,714
Municipal securities	—	1,798	—	1,798
Equity and other securities	—	5,393	—	5,393
Loans held for sale	—	102,623	—	102,623
Interest rate lock commitment	—	—	1,537	1,537
Interest rate swap	—	405	—	405
Interest rate cap	—	437	—	437
Liabilities:
Interest rate swap	—	405	—	405
Mortgage-backed security hedges	—	19	—	19

The following table represents recurring level III assets:

Interest Rate Lock Commitments	December 31, 2016	December 31, 2015
(Dollars in thousands)
Balance, beginning of period	$1,537	$1,020

Realized and unrealized gains included in earnings	9	517

Balance, end of period	$1,546	$1,537

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

•
Impaired Loans — Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

•
Other Real Estate owned — Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time, the foreclosure is completed, the Company obtains a current external appraisal.

Assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are included in the table below:

(Dollars in thousands)	December 31, 2016
	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,609	$11,609
Other real estate owned	—	—	414	414

(Dollars in thousands)	December 31, 2015
	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,362	$14,362
Other real estate owned	—	—	239	239

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2016 and 2015.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2016
Nonrecurring measurements:
Impaired loans	$11,609	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$414	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,546	Pricing model	Pull through rates	73% - 85%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2015
Nonrecurring measurements:
Impaired loans	$14,362	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$239	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,537	Pricing model	Pull through rates	76% - 85%

1 Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level III inputs which are not identifiable.

2 Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 19. COMPREHENSIVE INCOME

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$1,082	$130	$413	Gain on sale of securities
	1,082	130	413	Total before tax
	(433)	(52)	(165)	Income tax expense
	649	78	248	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(236)	(257)	(136)	Salaries and benefits
	(236)	(257)	(136)	Total before tax
	94	103	54	Income tax expense
	(142)	(154)	(82)	Net of tax

Total reclassifications	$507	$(76)	$166

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at January 1, 2016	$(363)	$(2,570)	$(2,933)
Other comprehensive loss before reclassification	(586)	(251)	(837)
Amounts reclassified from AOCI	(649)	142	(507)
Net current period OCI	(1,235)	(109)	(1,344)
Balance at December 31, 2016	$(1,598)	$(2,679)	$(4,277)

Balance at January 1, 2015	$(406)	$(2,236)	$(2,642)
Other comprehensive loss before reclassification	121	(488)	(367)
Amounts reclassified from AOCI	(78)	154	76
Net current period OCI	43	(334)	(291)
Balance at December 31, 2015	$(363)	$(2,570)	$(2,933)

NOTE 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to the parent company’s condensed balance sheets at December 31, 2016 and 2015, and the related condensed statements of income and cash flows for the years ended December 31, 2016, 2015 and 2014 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2016	2015
Assets
Cash	$7,699	$3,440
Investment in subsidiaries	168,325	142,057
Other assets	4,316	3,012
Total assets	$180,340	$148,509

Liabilities and stockholders’ equity
Other liabilities	$1,191	$273
Long-term debt	33,524	33,524
Total liabilities	34,715	33,797

Total stockholders’ equity	145,625	114,712
Total liabilities and stockholders’ equity	$180,340	$148,509

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Income - dividends from bank subsidiary	$9,241	$7,744	$7,471
Expenses - operating	11,307	8,988	7,331
Income (loss) before income taxes and undistributed earnings - continuing operations	(2,066)	(1,244)	140
Income tax (benefit) - continuing operations	(2,072)	(1,597)	(992)
Income after tax from continuing operations	6	353	1,132
Income before income taxes and undistributed earnings - discontinued operations	6,926	—	—
Income tax - discontinued operations	2,629	—	—
Income after tax from discontinued operations	4,297	—	—
Equity in undistributed income earnings of subsidiaries	8,609	6,463	947
Net Income	$12,912	$6,816	$2,079

Preferred dividends	$1,128	$575	$332
Net Income available to common shareholders	$11,784	$6,241	$1,747

Condensed Statements of Cash Flows

(Dollars in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net Income	$12,912	$6,816	$2,079
Equity in undistributed earnings of subsidiaries	(8,609)	(6,463)	(947)
(Decrease) in other assets	(612)	(529)	(1,778)
Decrease (increase) in other liabilities	920	(261)	436
Stock option expense	568	413	321

Net cash provided by (used in) operating activities	5,179	(24)	111

INVESTING ACTIVITIES
Investment in subsidiary	(19,697)	(400)	(37,042)

Net cash used in investing activities	(19,697)	(400)	(37,042)

FINANCING ACTIVITIES
Proceeds of stock offering	20,519	—	5,588
Dividend reinvestment plan	—	—	180
Proceeds from subordinated debt	—	—	29,400
Preferred stock issuance	—	—	7,834
Common stock options exercised	32	(448)	63
Cash dividends paid on common stock	(646)	(641)	(636)
Cash dividends paid on preferred stock	(1,128)	(575)	(332)

Net cash provided by (used in) financing activities	18,777	(1,664)	42,097

Increase (decrease) in cash	4,259	(2,088)	5,166

Cash at beginning of period	3,440	5,528	362

Cash at end of period	$7,699	$3,440	$5,528

NOTE 21. SEGMENT REPORTING

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into an Asset Purchase Agreement, as discussed below and in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in

Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$50,413	$4,285	$3	$—	$(578)	$54,123
Mortgage fee income	(252)	36,960	—	—	(1,035)	35,673
Insurance and investment services income	420	—	—	—	—	420
Other income	5,485	1,674	5,247	—	(5,294)	7,112
Total operating income	56,066	42,919	5,250	—	(6,907)	97,328
Expenses:
Interest expense	8,437	2,082	2,226	—	(1,613)	11,132
Salaries and employee benefits	11,592	27,696	5,937	—	—	45,225
Provision for loan losses	3,632	—	—	—	—	3,632
Other expense	18,009	8,125	3,144	—	(5,294)	23,984
Total operating expenses	41,670	37,903	11,307	—	(6,907)	83,973
Income (loss) from continuing operations, before income taxes	14,396	5,016	(6,057)	—	—	13,355
Income tax expense (benefit) - continuing operations	4,496	1,954	(2,072)	—	—	4,378
Net income (loss) from continuing operations	9,900	3,062	(3,985)	—	—	8,977
Income (loss) from discontinued operations	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	$—	$—	$2,629	$(218)	$—	$2,411
Net income (loss) from discontinued operations	$—	$—	$4,297	$(362)	$—	$3,935
Net income (loss)	$9,900	$3,062	$312	$(362)	$—	$12,912
Preferred stock dividends	—	—	1,128	—	—	1,128
Net income (loss) available to common shareholders	9,900	3,062	(816)	(362)	—	11,784

Capital Expenditures for the year ended December 31, 2016	$1,145	$220	$303	$—	$—	$1,668
Total Assets as of December 31, 2016	1,415,735	122,242	180,340	—	(299,513)	1,418,804
Goodwill as of December 31, 2016	1,598	16,882	—	—	—	18,480

	2015
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$40,524	$3,882	$2	$—	$(308)	$44,100
Mortgage fee income	7	30,560	—	—	(1,095)	29,472
Insurance and investment services income	338	—	—	—	—	338
Other income	3,721	1,673	4,331	—	(4,580)	5,145
Total operating income	44,590	36,115	4,333	—	(5,983)	79,055
Expenses:
Interest expense	6,776	1,647	2,204	—	(1,402)	9,225
Salaries and employee benefits	11,049	20,774	4,250	—	—	36,073
Provision for loan losses	2,493	—	—	—	—	2,493
Other expense	16,132	7,471	2,534	—	(4,362)	21,775
Total operating expenses	36,450	29,892	8,988	—	(5,764)	69,566
Income (loss) from continuing operations, before income taxes	8,140	6,223	(4,655)	—	(219)	9,489
Income tax expense (benefit) - continuing operations	2,176	2,394	(1,597)	—	(87)	2,886
Net income (loss) from continuing operations	5,964	3,829	(3,058)	—	(132)	6,603
Income (loss) from discontinued operations	—	—	—	134	219	353
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$53	$87	$140
Net income (loss) from discontinued operations	$—	$—	$—	$81	$132	$213
Net income (loss)	$5,964	$3,829	$(3,058)	$81	$—	$6,816
Preferred stock dividends	—	—	575	—	—	575
Net income (loss) available to common shareholders	5,964	3,829	(3,633)	81	—	6,241

Capital Expenditures for the year ended December 31, 2015	$1,174	$354	$616	$9	$—	$2,153
Total Assets as of December 31, 2015	1,378,988	125,227	148,509	5,017	(273,265)	1,384,476
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

	2014
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$33,175	$2,645	$2	$—	$346	$36,168
Mortgage fee income	64	18,691	—	—	(1,198)	17,557
Insurance and investment services income	328	—	—	—	—	328
Other income	4,458	(2)	4,357	—	(4,676)	4,137
Total operating income	38,025	21,334	4,359	—	(5,528)	58,190
Expenses:
Interest expense	5,663	1,063	1,703	—	(918)	7,511
Salaries and employee benefits	9,629	14,487	3,658	—	—	27,774
Provision for loan losses	2,582	—	—	—	—	2,582
Other expense	13,994	5,990	1,970	—	(4,534)	17,420
Total operating expenses	31,868	21,540	7,331	—	(5,452)	55,287
Income (loss) from continuing operations, before income taxes	6,157	(206)	(2,972)	—	(76)	2,903
Income tax expense (benefit) - continuing operations	1,326	(57)	(993)	—	(28)	248
Net income (loss) from continuing operations	4,831	(149)	(1,979)	—	(48)	2,655
Income (loss) from discontinued operations	—	—	—	(996)	76	(920)
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$(372)	$28	$(344)
Net income (loss) from discontinued operations	$—	$—	$—	$(624)	$48	$(576)
Net income (loss)	$4,831	$(149)	$(1,979)	$(624)	$—	$2,079
Preferred stock dividends	—	—	332	—	—	332
Net income (loss) available to common shareholders	4,831	(149)	(2,311)	(624)	—	1,747

Capital Expenditures for the year ended December 31, 2014	$9,072	$333	$40	$353	$—	$9,798
Total Assets as of December 31, 2014	1,048,101	101,791	146,137	4,031	(189,601)	1,110,459
Goodwill as of December 31, 2014	897	16,882	—	—	—	17,779
Commercial & Retail Banking

For the year ended December 31, 2016, the Commercial & Retail Banking segment earned $9.9 million compared to $6.0 million in 2015. Net interest income increased by $8.2 million, primarily the result of average loan balances increasing by $179.0 million. Noninterest income increased by $1.6 million, mainly the result of the following: $818 thousand improvement in performance of the interest rate cap, $882 thousand increase in gain on sale of securities, $133 thousand increase in other operating income, and $199 thousand increase in Visa debit card and interchange income, which was offset by $371 thousand decrease in gain on sale of portfolio loans and $259 thousand decrease in mortgage fee income. Noninterest expense increased by $2.4 million, primarily the result of the following: $543 thousand increase in salaries and employee benefits expense, $494 thousand increase in occupancy and equipment expense, and $832 thousand increase in data processing and communications expense, which was offset by $776 thousand decrease in professional fees. In addition, provision expense increased by $1.1 million.

Mortgage Banking

For the year ended December 31, 2016, the Mortgage Banking segment earned $3.1 million compared to $3.8 million in 2015. Net interest income decreased $32 thousand, noninterest income increased by $6.4 million and noninterest expense increased by $7.6 million. The $6.4 million increase in noninterest income was all related to mortgage fee income and was offset by the $7.6 million increase in noninterest expense. The increase in noninterest expense was primarily the result of the following: $6.9 million increase in salaries and employee benefits expense, which was primarily due to a 26.4% increase in origination volume as well as a $1.8 million increase in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: $197 thousand increase in mortgage processing expense, $98 thousand increase in data processing and communications expense, $117 thousand in occupancy and equipment expense, $133 thousand increase in travel, entertainment, dues, and subscriptions expense, and $134 thousand in other operating expense, of which an increase of $55 thousand was related to loan expenses, which was offset by a $115 thousand decrease in marketing expense.

Financial Holding Company

Excluding discontinued operations, for the year ended December 31, 2016, the Financial Holding Company segment lost $4.0 million compared to a loss of $3.1 million in 2015. Interest expense increased $22 thousand, noninterest income increased $916 thousand and noninterest expense increased $2.3 million. In addition, the income tax benefit increased $475 thousand. The increase in noninterest expense was primarily due to a $1.7 million increase in salaries and employee benefits expense, a $220 thousand increase in professional fees, a $259 thousand increase in occupancy and equipment expense, and a $66 thousand increase in other operating expense.

Insurance

For the year ended December 31, 2016, the Insurance segment lost $362 thousand compared to a loss of $81 thousand in 2015. In June 2016, primarily all the assets of the Insurance segment were sold and the segment was reorganized as a subsidiary of the Bank.

NOTE 22. MERGERS AND ACQUISITIONS

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

(Dollars in thousands)
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

The following acquisition related costs are included in the consolidated statements of income for the periods indicated:

	Year ended	Year ended	Year ended
(Dollars in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Professional fees	$—	$471	$183
Marketing	—	29	4
Printing, postage and supplies	—	71	9
Equipment depreciation and maintenance	—	—	26
Travel and entertainment	—	50	88
Data processing and communications	—	76	—
Other operating expense	—	25	—
Total	$—	$722	$310

Actual total revenues net of interest expense and net (loss) relating to the branch acquisitions were $297 thousand and $(122) thousand for the year ended December 31, 2015.

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

NOTE 23. DISCONTINUED OPERATIONS

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services ("USI"), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank. The Company retained approximately $424 thousand in liabilities and received proceeds totaling $7.0 million related to this transaction.

Assets and liabilities of discontinued operations at the dates indicated were as follows:

(Dollars in thousands)	2016	2015
ASSETS
Cash and cash equivalents:
Cash and due from banks	$—	$2,245
Total cash and cash equivalents	—	2,245
Premises and equipment	—	618
Accrued interest receivable and other assets	—	2,154
TOTAL ASSETS	$—	$5,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest payable and other liabilities	—	2,834
Total liabilities	—	2,834

STOCKHOLDERS’ EQUITY
Retained earnings	—	2,183
Total stockholders’ equity	—	2,183
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$—	$5,017

Net income (losses) from discontinued operations, net of tax, for the years ended December 31, 2016, 2015, and 2014, were as follows:

(Dollars in thousands)	2016	2015	2014
NONINTEREST INCOME
Insurance and investment services income	$1,887	$4,733	$3,523
Gain on sale of subsidiary	6,926	—	—
Other operating income	2	6	—
Total noninterest income	8,815	4,739	3,523

NONINTEREST EXPENSES
Salary and employee benefits	1,937	3,603	3,417
Occupancy expense	124	281	245
Equipment depreciation and maintenance	29	57	56
Data processing and communications	79	105	97
Marketing, contributions and sponsorships	7	25	26
Professional fees	2	23	308
Printing, postage and supplies	12	19	41
Insurance, tax and assessment expense	58	136	96
Travel, entertainment, dues and subscriptions	67	119	132
Other operating expenses	154	18	25
Total noninterest expense	2,469	4,386	4,443
Income (loss) from discontinued operations, before income taxes	6,346	353	(920)
Income tax expense (benefit) - discontinued operations	2,411	140	(344)
Net Income (loss) from discontinued operations	$3,935	$213	$(576)

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2016
First quarter	$13,382	$10,695	$2,612	$1,796	$0.20	$0.20
Second quarter	13,580	10,742	10,228	6,499	0.77	0.63
Third quarter	13,523	10,729	3,441	2,310	0.25	0.24
Fourth quarter	13,638	10,825	3,420	2,307	0.23	0.22

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2015
First quarter	$9,638	$7,547	$3,332	$2,103	$0.25	$0.24
Second quarter	10,694	8,426	2,688	1,905	0.22	0.23
Third quarter	11,416	9,018	1,912	1,406	0.16	0.17
Fourth quarter	12,352	9,884	1,910	1,402	0.16	0.15

NOTE 25. SUBSEQUENT EVENTS

On January 5, 2017, the Company redeemed all of the 8,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (“Series A Preferred Stock”), that had been issued to the United States Department of the Treasury, on September 8, 2011, pursuant to the Small Business Lending Fund program (“SBLF”). The aggregate redemption price of the Series A Preferred Stock was $8,508,500, including dividends accrued, but unpaid through, but not including the redemption date.

The Series A Preferred Stock was redeemed from the Company’s surplus capital and approved by the Company’s primary federal regulator. The redemption terminates the Company’s participation in the SBLF program. After the redemption, the Company’s capital ratios remain well in excess of those required for well capitalized status.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MVB Financial Corp.

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MVB Financial Corp. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MVB Financial Corp. and Subsidiary's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2017, expressed an unqualified opinion thereon.
/s/ Dixon Hughes Goodman LLP

Gaithersburg, Maryland
March 10, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2016, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Item 9A – Controls and Procedures” of this Annual Report on Form 10-K.

Date:	March 10, 2017	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	March 10, 2017	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MVB Financial Corp. and Subsidiary
We have audited MVB Financial Corp. and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, MVB Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MVB Financial Corp. and Subsidiary as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 and our report dated March 10, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Gaithersburg, Maryland
March 10, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement relating to the Company’s Annual Meeting of Shareholders for 2017 (the “Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company and the Bank have, and expect to continue to have, banking and other transactions in the ordinary course of business with its directors and officers and their affiliates, including members of their families or corporations, partnerships or other organizations in which officers or directors have a controlling interest, on substantially the same terms (including documentation, price, interest rates and collateral, repayment and amortization schedules and default provisions) as those prevailing at the time for comparable transactions with unrelated parties. All of these transactions were made on substantially the same terms (including interest rates, collateral and repayment terms on loans) as comparable transactions with non-affiliated persons. The Company's management believes that these transactions did not involve more than the normal business risk of collection or include any unfavorable features.

Total loans outstanding from the Bank at December 31, 2016 to company officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more was $18.8 million or 12.9% of total equity capital and 1.8% of total loans. These loans do not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
Consolidated Balance Sheets at December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
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

MVB Financial Corp.

Date:	March 10, 2017	By:	/s/ Larry F. Mazza
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

/s/ Larry F. Mazza	Date:	March 10, 2017
Larry F. Mazza, President, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 10, 2017
Donald T. Robinson, Executive Vice President and CFO
(Principal Financial and Accounting Officer)

/s/ Stephen R. Brooks	Date:	March 10, 2017
Stephen R. Brooks, Chairman

/s/ David B. Alvarez	Date:	March 10, 2017
David B. Alvarez, Vice Chairman

/s/ James J. Cava, Jr.	Date:	March 10, 2017
James J. Cava, Jr., Director

/s/ Harry E. Dean III	Date:	March 10, 2017
Harry E. Dean III, Director

/s/ John W. Ebert	Date:	March 10, 2017
John W. Ebert, Director

/s/ Gary A. LeDonne	Date:	March 10, 2017
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	March 10, 2017
Kelly R. Nelson, Director

/s/ J. Christopher Pallotta	Date:	March 10, 2017
J. Christopher Pallotta, Director

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Amended and Restated Bylaws	Form 8-K, File No. 000-50567, filed January 18, 2017, and incorporated by reference herein
4.1	Specimen of stock certificate representing MVB Financial Corp. common stock.	Form S-3 Registration Statement, File No. 333-208949, filed January 11, 2016, and incorporated by reference herein
4.2	Form of Certificate for the SBLF Preferred Stock	Form 8-K, File No. 000-50567, filed September 12, 2011 and incorporated by reference herein
10.1	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.2	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Filed herewith
10.3	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.4†	Employment Agreement of Larry F. Mazza	Form 8-K/A, File No. 000-50567, filed January 24, 2014 and incorporated by reference herein
10.5 †	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein
10.6 †	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein
10.7	Asset Purchase Agreement by and among MVB Insurance, LLC, MVB Financial Corp., and USI Insurance Services LLC	Quarterly Report on Form 10-Q, File No. 000-50567, filed November 3, 2016, and incorporated by reference herein
10.8	Severance Agreement and Release of Claims by and between MVB Financial Corp. and Bret S. Price	Quarterly Report on Form 10-Q, File No. 000-50567, filed November 3, 2016, and incorporated by reference herein
10.9	Form of Securities Purchase Agreement	Form 8-K, File No. 000-50567, filed December 6, 2016, and incorporated by reference herein
11	Statement Regarding Computation of Earnings per Share	Filed herewith
14	Code of Ethics	Filed herewith
21	Subsidiary of Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T	Filed herewith

(*) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(†) Management contract or compensatory plan