Form 10-Q
period 2017-03-31
MVB FINANCIAL CORP
filed 2017-05-04
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number: 000-50567

MVB Financial Corp.
(Exact name of registrant as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Virginia Avenue, Fairmont, WV	26554
(Address of principal executive offices)	(Zip Code)

(304) 363-4800
Registrant's telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If a emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 3, 2017, the Registrant had 10,440,328 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$16,338	$14,846
Interest bearing balances with banks	1,940	2,494
Total cash and cash equivalents	18,278	17,340
Certificates of deposit with other banks	14,527	14,527
Investment Securities:
Securities available-for-sale	172,754	162,368
Loans held for sale	71,921	90,174
Loans:	1,076,782	1,052,865
Less: Allowance for loan losses	(9,372)	(9,101)
Net Loans	1,067,410	1,043,764
Premises and equipment	26,079	25,081
Bank owned life insurance	23,167	22,970
Accrued interest receivable and other assets	21,335	24,100
Goodwill	18,480	18,480
TOTAL ASSETS	$1,433,951	$1,418,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$119,271	$115,692
Interest bearing	1,017,195	991,325
Total deposits	1,136,466	1,107,017

Accrued interest payable and other liabilities	12,930	16,557
Repurchase agreements	21,695	25,160
FHLB and other borrowings	90,611	90,921
Subordinated debt	33,524	33,524
Total liabilities	1,295,226	1,273,179

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 and 9,283 issued in 2017 and 2016, respectively (See Footnote 7)	7,834	16,334
Common stock, par value $1; 20,000,000 shares authorized; 10,047,621 issued and 9,996,544 outstanding in 2017 and 2016, respectively	10,048	10,048
Additional paid-in capital	93,560	93,412
Retained earnings	32,387	31,192
Accumulated other comprehensive loss	(4,020)	(4,277)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	138,725	145,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,433,951	$1,418,804

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$11,882	$12,431
Interest on deposits with other banks	79	88
Interest on investment securities - taxable	546	310
Interest on tax exempt loans and securities	561	553
Total interest income	13,068	13,382

INTEREST EXPENSE
Interest on deposits	1,906	1,888
Interest on repurchase agreements	17	21
Interest on FHLB and other borrowings	288	226
Interest on subordinated debt	551	552
Total interest expense	2,762	2,687

NET INTEREST INCOME	10,306	10,695
Provision for loan losses	518	625
Net interest income after provision for loan losses	9,788	10,070

NONINTEREST INCOME
Service charges on deposit accounts	187	173
Income on bank owned life insurance	147	161
Visa debit card and interchange income	295	292
Mortgage fee income	9,634	6,785
Gain on sale of portfolio loans	9	149
Insurance and investment services income	124	53
Gain on sale of securities	183	381
(Loss) gain on derivatives	(1,947)	401
Other operating income	192	217
Total noninterest income	8,824	8,612

NONINTEREST EXPENSES
Salary and employee benefits	9,962	10,308
Occupancy expense	994	938
Equipment depreciation and maintenance	689	560
Data processing and communications	1,214	1,124
Mortgage processing	894	861
Marketing, contributions and sponsorships	327	297
Professional fees	677	705
Printing, postage and supplies	217	216
Insurance, tax and assessment expense	461	374
Travel, entertainment, dues and subscriptions	501	368
Other operating expenses	381	240
Total noninterest expense	16,317	15,991
Income from continuing operations, before income taxes	2,295	2,691
Income tax expense - continuing operations	721	846
Net income from continuing operations	1,574	1,845
Loss from discontinued operations, before income taxes	—	(79)
Income tax benefit - discontinued operations	—	(30)
Net loss from discontinued operations	—	(49)
Net income	$1,574	$1,796
Preferred dividends	129	186
Net income available to common shareholders	$1,445	$1,610

Earnings per share from continuing operations - basic	$0.14	$0.21
Earnings per share from discontinued operations - basic	$—	$(0.01)
Earnings per common shareholder - basic	$0.14	$0.20

Earnings per share from continuing operations - diluted	$0.14	$0.20
Earnings per share from discontinued operations - diluted	$—	$—
Earnings per common shareholder - diluted	$0.14	$0.20

Cash dividends declared	$0.025	$0.02
Weighted average shares outstanding - basic	9,996,544	8,061,998
Weighted average shares outstanding - diluted	10,009,341	9,901,250

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$1,574	$1,796

Other comprehensive income:

Unrealized holding gains on securities available-for-sale	448	418

Unrealized holding gains during the year related to reclassified held-to-maturity securities	—	1,825

Income tax effect	(179)	(897)

Reclassification adjustment for gain recognized in income	(183)	(112)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	—	(269)

Income tax effect	73	152

Change in defined benefit pension plan	164	(517)

Income tax effect	(66)	207

Total other comprehensive income	257	807

Comprehensive income	$1,831	$2,603

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2015	$16,334	$8,113	$74,228	$20,054	$(2,933)	$(1,084)	$114,712

Net Income	—	—	—	1,796	—	—	1,796
Other comprehensive income	—	—	—	—	807	—	807
Cash dividends paid ($0.02 per share)	—	—	—	(161)	—	—	(161)
Dividends on preferred stock	—	—	—	(186)	—	—	(186)
Stock based compensation	—	—	105	—	—	—	105
Common stock options exercised	—	16	(24)	—	—	—	(8)

Balance March 31, 2016	$16,334	$8,129	$74,309	$21,503	$(2,126)	$(1,084)	$117,065

Balance December 31, 2016	16,334	10,048	93,412	31,192	(4,277)	(1,084)	145,625

Net Income	$—	$—	$—	$1,574	$—	$—	$1,574
Other comprehensive income	—	—	—	—	257	—	257
Cash dividends paid ($0.025 per share)	—	—	—	(250)	—	—	(250)
Dividends on preferred stock	—	—	—	(129)	—	—	(129)
Stock based compensation	—	—	148	—	—	—	148
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)

Balance March 31, 2017	$7,834	$10,048	$93,560	$32,387	$(4,020)	$(1,084)	$138,725

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Income	$1,574	$1,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	319	180
Net amortization of deferred loan (fees) costs	90	(22)
Provision for loan losses	518	625
Depreciation and amortization	617	800
Stock based compensation	148	105
Loans originated for sale	(313,263)	(317,168)
Proceeds of loans sold	341,150	327,700
Mortgage fee income	(9,634)	(6,785)
Gain on sale of securities	(549)	(381)
Loss on sale of securities	366	—
Gain on sale of portfolio loans	(9)	(149)
Income on bank owned life insurance	(147)	(161)
Deferred taxes	(25)	(520)
Other, net	(1,414)	1,731
Net cash provided by operating activities	19,741	7,751
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(37,919)	(32,885)
Maturities/paydowns of investment securities available-for-sale	4,717	1,613
Maturities/paydowns of investment securities held-to-maturity	—	400
Sales of investment securities available-for-sale	22,945	21,225
Purchases of premises and equipment	(1,588)	(652)
Net increase in loans	(24,245)	(43,449)
Purchases of restricted bank stock	(4,276)	(5,450)
Redemptions of restricted bank stock	4,818	6,933
Proceeds from sale of other real estate owned	—	15
Purchase of bank owned life insurance	(50)	—
Net cash used in investing activities	(35,598)	(52,250)
FINANCING ACTIVITIES
Net increase in deposits	29,449	79,254
Net increase (decrease) in repurchase agreements	(3,465)	2,124
Net change in short-term FHLB borrowings	(14,769)	(36,908)
Principal payments on FHLB borrowings	(24)	(23)
Proceeds from new FHLB borrowings	14,483	—
Preferred stock redemption	(8,500)	—
Common stock options exercised	—	(8)
Cash dividends paid on common stock	(250)	(161)
Cash dividends paid on preferred stock	(129)	(186)
Net cash provided by financing activities	16,795	44,092
(Decrease) increase in cash and cash equivalents	938	(407)
Cash and cash equivalents at beginning of period	17,340	29,133
Cash and cash equivalents at end of period	$18,278	$28,726
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$—	$—
Cashless stock options exercised	$—	$16
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$2,943	$3,089
Income taxes	$—	$—
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements included in the Company’s 2016 filing on Form 10-K. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s December 31, 2016, Form 10-K filed with the Securities and Exchange Commission.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

All financial information is reported on a continuing operations basis, unless otherwise noted. For a discussion regarding discontinued operations, see Note 12, "Discontinued Operations" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Note 2 – Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements, as it is our current policy to amortize premiums of investment securities to the earliest call date.

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation–Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate.Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December

15, 2017, including all interim periods within those fiscal years. The Company is currently evaluating the provisions of this ASU to determine the potential impact to the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years. The Company is currently evaluating the provisions of this ASU to determine the potential impact to the Company's consolidated financial statements.

In January 2017, the FASB Issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments–Equity Method and Joint Ventures (Topic 323). This Accounting Standards Update adds and amends SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meetings. The September announcement is about the Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards are Adopted in a Future Period. The November announcement made amendments to conform the SEC Observer Comment on Accounting for Tax Benefits Resulting from Investments in Qualified Affordable Housing Projects to the guidance issued in Accounting Standards Update No. 2014-01,Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this Update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. The amendments in this Update provide a screen to determine when a set is not a business. If the screen is not met, it (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace the missing elements. For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2017, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principle versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. While the Company is currently evaluating the impact of this standard on individual customer contracts, management has evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company currently anticipates this standard will not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company plans to adopt the revenue recognition standard as of January 1, 2018. The Company is currently reviewing all streams of revenue that may be subject to this revised guidance. While we have not yet identified any material changes to the timing of revenue recognition, the Company’s review is ongoing.

Note 3 – Investment Securities

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

There were no held-to-maturity securities at March 31, 2017 or December 31, 2016.

Amortized cost and fair values of investment securities available-for-sale at March 31, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$48,874	$6	$(419)	$48,461
U.S. Sponsored Mortgage-backed securities	59,364	19	(1,267)	58,116
Municipal securities	53,216	389	(1,482)	52,123
Total debt securities	161,454	414	(3,168)	158,700
Equity and other securities	13,699	370	(15)	14,054
Total investment securities available-for-sale	$175,153	$784	$(3,183)	$172,754

Amortized cost and fair values of investment securities available-for-sale at December 31, 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$29,234	$7	$(425)	$28,816
U.S. Sponsored Mortgage-backed securities	56,080	14	(1,362)	54,732
Municipal securities	72,075	744	(2,023)	70,796
Total debt securities	157,389	765	(3,810)	154,344
Equity and other securities	7,643	381	—	8,024
Total investment securities available-for-sale	$165,032	$1,146	$(3,810)	$162,368

The following table summarizes amortized cost and fair values of debt securities by maturity:

	March 31, 2017
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$200	$202
After one year, but within five	21,426	21,390
After five years, but within ten	16,822	16,638
After ten years	123,006	120,470
Total	$161,454	$158,700

Investment securities with a carrying value of $74.1 million at March 31, 2017, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2017, the details of which are included in the following table. Although these securities, if sold at March 31, 2017 would result in a pretax loss of $3.2 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2017, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at March 31, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (31)	$34,831	$(349)	$6,628	$(70)
U.S. Sponsored Mortgage-backed securities (31)	35,851	(962)	12,712	(305)
Municipal securities (68)	35,260	(1,482)	—	—
Equity and other securities (1)	$1,485	$(15)	$—	$—
	$107,427	$(2,808)	$19,340	$(375)

The following table discloses investments in an unrealized loss position at December 31, 2016:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (16)	$28,814	$(425)	$—	$—
U.S. Sponsored Mortgage-backed securities (29)	33,209	(1,040)	13,919	(322)
Municipal securities (86)	42,727	(2,023)	—	—
	$104,750	$(3,488)	$13,919	$(322)

For the three month periods ended March 31, 2017 and 2016, the Company sold investments available-for-sale of $22.9 million, $21.2 million, respectively. These sales resulted in gross gains of $549 thousand and $381 thousand and gross losses of $366 thousand and $0, respectively.

For the three month periods ended March 31, 2017 and 2016, the Company sold no investments held-to-maturity.

Note 4 – Loans and Allowance for Loan Losses

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of March 31, 2017 and 2016, net deferred fees of $914 thousand and $987 thousand, respectively, were included in the carrying value of loans.

An allowance for loan losses is maintained to absorb losses from the loan portfolio. The allowance for loan losses is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the allowance for loan losses is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s allowance for loan losses.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by qualified factors.

The segments described above, which are based on the Federal call code assigned to each loan, provide the starting point for the allowance for loan losses analysis. Company and bank management tracks the historical net charge-off activity at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. All pools currently utilize a rolling 12 quarters.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. For the three months ended March 31, 2017 and 2016, the liability for unfunded commitments was $284 thousand and $224 thousand, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance for loan losses.

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an allowance for loan losses that is representative of the risk found in the components of the portfolio at any given date.

The following tables summarize the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(113)	(141)	(33)	(3)	(290)
Recoveries	9	32	1	1	43
Provision	208	204	94	12	518
Allowance for loan losses balance at March 31, 2017	$7,285	$1,085	$790	$212	$9,372
Individually evaluated for impairment	$279	$46	$36	$25	$386
Collectively evaluated for impairment	$7,006	$1,039	$754	$187	$8,986

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,300	$1,356	$647	$125	$12,428
Collectively evaluated for impairment	742,960	243,235	64,523	13,636	1,064,354
Total Loans	$753,260	$244,591	$65,170	$13,761	$1,076,782

The following tables summarize the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(102)	(67)	—	(22)	(191)
Recoveries	—	—	—	7	7
Provision	257	129	32	207	625
Allowance for loan losses balance at March 31, 2016	$6,221	$1,157	$747	$322	$8,447
Individually evaluated for impairment	$946	$212	$—	$211	$1,369
Collectively evaluated for impairment	$5,275	$945	$747	$111	$7,078

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,974	$1,049	$28	$375	$12,426
Collectively evaluated for impairment	742,824	235,594	68,290	16,472	1,063,180
Total Loans	$753,798	$236,643	$68,318	$16,847	$1,075,606

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

At March 31, 2017 and December 31, 2016, these balances totaled $20.3 million and $20.5 million, respectively. Of the $54 million decrease since originally purchased, MVB refinanced $19.6 million and sold participations totaling $10.5 million and sold $9.7 million back to the institution from which the loans were originally purchased in December 2013. The remainder of the decrease was the result of $6.5 million in loan amortization and $7.7 million in principal paydowns and/or loan payoffs. The weighted average yield on the remaining portfolio is 5.57%.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2017 and December 31, 2016:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2017
Commercial
Commercial Business	$3,316	$31	$30	$3,346	$4,106
Commercial Real Estate	1,244	173	1,946	3,190	3,217
Acquisition & Development	263	75	3,501	3,764	6,033
Total Commercial	4,823	279	5,477	10,300	13,356
Residential	385	46	971	1,356	1,417
Home Equity	577	36	70	647	659
Consumer	56	25	69	125	335
Total Impaired Loans	$5,841	$386	$6,587	$12,428	$15,767

December 31, 2016
Commercial
Commercial Business	$—	$—	$3,342	$3,342	$4,102
Commercial Real Estate	2,757	302	892	3,649	3,676
Acquisition & Development	264	74	3,526	3,790	6,059
Total Commercial	3,021	376	7,760	10,781	13,837
Residential	783	122	378	1,161	1,166
Home Equity	62	36	70	132	135
Consumer	16	9	62	78	285
Total Impaired Loans	$3,882	$543	$8,270	$12,152	$15,423

Impaired loans have increased by $276 thousand, or 2.3%, during the first quarter of 2017. This change is the net effect of multiple factors, including the identification of $902 thousand of impaired loans, principal curtailments of $394 thousand, partial charge-offs of $173 thousand, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,349	$39	$13	$3,838	$39	$26
Commercial Real Estate	2,803	25	26	6,541	28	25
Acquisition & Development	3,775	2	3	2,722	2	3
Total Commercial	9,927	66	42	13,101	69	54
Residential	1,417	2	17	1,059	5	3
Home Equity	653	—	—	28	—	—
Consumer	142	—	—	198	—	—
Total	$12,139	$68	$59	$14,386	$74	$57

As of March 31, 2017, the Bank held three foreclosed residential real estate properties representing $273 thousand, or 66%, of the total balance of other real estate owned. There are four additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $331 thousand as of March 31, 2017. These loans are included in the table above and have a total of $12 thousand in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Commercial
Commercial Business	$361,762	$3,658	$6,774	$44	$372,238
Commercial Real Estate	239,998	26,786	3,509	254	270,547
Acquisition & Development	102,803	1,888	2,583	3,201	110,475
Total Commercial	704,563	32,332	12,866	3,499	753,260
Residential	241,832	1,909	570	280	244,591
Home Equity	63,813	1,220	137	—	65,170
Consumer	13,324	344	31	62	13,761
Total Loans	$1,023,532	$35,805	$13,604	$3,841	$1,076,782

December 31, 2016
Commercial
Commercial Business	$377,631	$2,933	$6,833	$69	$387,466
Commercial Real Estate	240,851	26,340	3,532	737	271,460
Acquisition & Development	90,875	1,905	2,584	3,226	98,590
Total Commercial	709,357	31,178	12,949	4,032	757,516
Residential	212,869	1,664	787	132	215,452
Home Equity	64,706	582	98	—	65,386
Consumer	14,134	302	13	62	14,511
Total Loans	$1,001,066	$33,726	$13,847	$4,226	$1,052,865

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2017 and December 31, 2016:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
March 31, 2017
Commercial
Commercial Business	$370,415	$1,326	$423	$74	$1,823	$372,238	$74	$—
Commercial Real Estate	269,606	9	—	932	941	270,547	932	—
Acquisition & Development	107,724	175	—	2,576	2,751	110,475	3,502	—
Total Commercial	747,745	1,510	423	3,582	5,515	753,260	4,508	—
Residential	242,976	944	72	599	1,615	244,591	1,269	—
Home Equity	65,100	—	—	70	70	65,170	620	—
Consumer	13,450	229	13	69	311	13,761	122	—
Total Loans	$1,069,271	$2,683	$508	$4,320	$7,511	$1,076,782	$6,519	$—

December 31, 2016
Commercial
Commercial Business	$387,208	$15	$169	$74	$258	$387,466	$74	$—
Commercial Real Estate	270,339	229	—	892	1,121	271,460	1,375	—
Acquisition & Development	96,014	—	—	2,576	2,576	98,590	3,526	—
Total Commercial	753,561	244	169	3,542	3,955	757,516	4,975	—
Residential	212,502	2,067	419	464	2,950	215,452	1,072	—
Home Equity	64,791	525	—	70	595	65,386	104	—
Consumer	14,354	55	34	68	157	14,511	78	—
Total Loans	$1,045,208	$2,891	$622	$4,144	$7,657	$1,052,865	$6,229	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At March 31, 2017 and December 31, 2016, the Bank had specific reserve allocations for TDR’s of $286 thousand and $348 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $8.7 million and $8.8 million as of March 31, 2017 and December 31, 2016, respectively. Of these totals, $5.9 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 49% and 48%, respectively of total impaired loans. Meanwhile, $2.3 million and $2.5 million, respectively, represent three loans to two borrowers that have defaulted under the restructured terms. All three loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of March 31, 2017 and December 31, 2016. Two additional restructured loans, a $214 thousand commercial real estate loan and a $339 thousand mortgage loan, are considered non-performing as of March 31, 2017. Both of these were also considered TDR's due to interest only periods and/or unsatisfactory repayment structures. There were no previously restructured loans that defaulted during the three months ended March 31, 2017.

There were no new TDR's for the three months ended March 31, 2017 and 2016.

Note 5 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $87.4 million at March 31, 2017, compared to $87.7 million at December 31, 2016.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Balance at end of period	$87,448	$87,733
Average balance during the period	99,854	137,822
Maximum month-end balance	130,149	210,600
Weighted-average rate during the year	0.85%	0.51%
Weighted-average rate at end of period	0.99%	0.74%

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

All of the Company’s repurchase agreements were overnight agreements at March 31, 2017 and December 31, 2016. These borrowings were collateralized with investment securities with a carrying value of $22.4 million and $26.0 million at March 31, 2017 and December 31, 2016, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $21.7 million at March 31, 2017, compared to $25.2 million in December 31, 2016.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Balance at end of period	$21,695	$25,160
Average balance during the period	23,113	27,066
Maximum month-end balance	24,126	29,561
Weighted-average rate during the year	0.29%	0.27%
Weighted-average rate at end of period	0.32%	0.28%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Fixed interest rate notes, originating between April 2002 and December 2007, due between May 2017 and April 2022, interest of between 4.50% and 5.90% payable monthly	$2,371	$2,390
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	792	798
	$3,163	$3,188

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Balance at end of period	$33,524	$33,524
Average balance during the period	33,524	33,524
Maximum month-end balance	33,524	33,524
Weighted-average rate during the year	6.57%	6.64%
Weighted-average rate at end of period	6.64%	6.63%

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

The Company reflects subordinated debt in the amount of $33.5 million and $33.5 million as of March 31, 2017 and December 31, 2016 and interest expense of $0.6 million and $0.6 million for the three months ended March 31, 2017 and 2016.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2018	88,056
2019	81
2020	86
2021	90
2022	879
Thereafter	34,943
$124,135

Note 6 – Fair Value of Financial Instruments

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

•
Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

•
Loans held for sale – The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

•
Interest rate lock commitment – The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices and estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitments.

•	Mortgage-backed security hedges – MBS hedges are considered derivatives and are recorded at fair value based on observable market data of the individual mortgage-backed security.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$48,461	$—	$48,461
U.S. Sponsored Mortgage backed securities	—	58,116	—	58,116
Municipal securities	—	52,123	—	52,123
Equity and other securities	918	13,136	—	14,054
Loans held for sale	—	71,921	—	71,921
Interest rate lock commitment	—	—	2,855	2,855
Interest rate swap	—	179	—	179
Interest rate cap	—	156	—	156
Liabilities:
Mortgage-backed security hedges	—	747	—	747
Interest rate swap	—	179	—	179

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$28,816	$—	$28,816
U.S. Sponsored Mortgage backed securities	—	54,732	—	54,732
Municipal securities	—	70,796	—	70,796
Equity and other securities	897	7,127	—	8,024
Loans held for sale	—	90,174	—	90,174
Interest rate lock commitment	—	—	1,546	1,546
Mortgage-backed security hedges	—	372	—	372
Interest rate swap	—	250	—	250
Interest rate cap	—	268	—	268
Liabilities:
Interest rate swap	—	250	—	250

The following table represents recurring level III assets:

Interest Rate Lock Commitments (Dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Balance, beginning of period	$1,546	$1,583

Realized and unrealized gains included in earnings	1,309	1,186

Balance, end of period	$2,855	$2,769

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2017 and 2016 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

•
Impaired loans – Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 are included in the table below:

	March 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$12,042	$12,042
Other real estate owned	—	—	414	414

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,609	$11,609
Other real estate owned	—	—	414	414

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at March 31, 2017 and December 31, 2016.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2017
Nonrecurring measurements:
Impaired loans	$12,042	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$414	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$2,855	Pricing model	Pull through rates	73% - 80%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2016
Nonrecurring measurements:
Impaired loans	$11,609	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$414	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,546	Pricing model	Pull through rates	73% - 85%

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

•
Cash and cash equivalents: –The carrying amounts for cash and cash equivalents approximate fair value because they have original maturities of 90 days or less and do not present unanticipated credit concerns.

•
Certificates of deposits – The fair values for certificates of deposits are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for certificates of deposits with similar terms of investors. No prepayments of principal are assumed.

•
Securities – Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities.

•
Loans held for sale – Loans held for sale are reported at fair value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on committed market rates or the price secondary markets are currently offering for similar loans using observable market data. (Level II)

•
Loans – The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality. No prepayments of principal are assumed.

•	Mortgage servicing rights – The carrying value of mortgage servicing rights approximates their fair value.

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

•
Mortgage-backed security hedges – MBS hedges are used to mitigate interest rate risk for residential mortgage loans held for sale and interest rate locks and manage expected funding percentages. These instruments are considered derivatives and are recorded at fair value based on observable market data of the individual mortgage-backed securities.

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

•	Accrued interest receivable and payable and repurchase agreements – The carrying values of accrued interest receivable and payable approximate their fair values.

•
Deposits – The fair values of demand deposits (i.e., noninterest bearing checking, NOW and money market), savings accounts and other variable rate deposits approximate their carrying values. Fair values of fixed maturity deposits are estimated using a discounted cash flow methodology at rates currently offered for deposits with similar remaining maturities. Any intangible value of long-term relationships with depositors is not considered in estimating the fair values disclosed.

•
FHLB and other borrowings – The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality. No prepayments of principal are assumed.

•
Subordinated debt – The fair values for debt are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for debt with similar terms of borrowers of similar credit quality. No prepayments of principal are assumed.

•
Off-balance sheet instruments – The fair values of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of agreements and the present credit standing of the counterparties. The amounts of fees currently charged on commitments and standby letters of credit are deemed insignificant, and therefore, the estimated fair values and carrying values are not shown.

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2017
Financial assets:
Cash and cash equivalents	$18,278	$18,278	$18,278	$—	$—
Certificates of deposits with other banks	14,527	14,425	—	14,425	—
Securities available-for-sale	172,754	172,754	918	171,836	—
Loans held for sale	71,921	71,921	—	71,921	—
Loans, net	1,067,410	1,063,540	—	—	1,063,540
Mortgage servicing rights	188	188	—	—	188
Interest rate lock commitment	2,855	2,855	—	—	2,855
Interest rate swap	179	179	—	179	—
Interest rate cap	156	156	—	156	—
Accrued interest receivable	4,186	4,186	—	1,145	3,041

Financial liabilities:
Deposits	$1,136,466	$1,092,959	$—	$1,092,959	$—
Repurchase agreements	21,695	21,695	—	21,695	—
FHLB and other borrowings	90,611	90,643	—	90,643	—
Mortgage-backed security hedges	747	747	—	747	—
Interest rate swap	179	179	—	179	—
Accrued interest payable	560	560	—	560	—
Subordinated debt	33,524	32,275	—	32,275	—

December 31, 2016
Financial assets:
Cash and cash equivalents	$17,340	$17,340	$17,340	$—	$—
Certificates of deposits with other banks	14,527	14,985	—	14,985	—
Securities available-for-sale	162,368	162,368	897	161,471	—
Loans held for sale	90,174	90,174	—	90,174	—
Loans, net	1,043,764	1,035,437	—	—	1,035,437
Mortgage servicing rights	190	190	—	—	190
Interest rate lock commitment	1,546	1,546	—	—	1,546
Mortgage-backed security hedges	372	372	—	372	—
Interest rate swap	250	250	—	250	—
Interest rate cap	268	268	—	268	—
Accrued interest receivable	3,951	3,951	—	1,002	2,949

Financial liabilities:
Deposits	$1,107,017	$1,116,174	$—	$1,116,174	$—
Repurchase agreements	25,160	25,160	—	25,160	—
FHLB and other borrowings	90,921	90,919	—	90,919	—
Interest rate swap	250	250	—	250	—
Accrued interest payable	741	741	—	741	—
Subordinated debt	33,524	32,275	—	32,275	—

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

Note 7 – Stock Offerings

On December 5, 2016, the Company entered into Securities Purchase Agreements with certain accredited investors. Pursuant to the Purchase Agreements, the Investors agreed to purchase an aggregate of 1,913,044 shares of the Company’s common stock, par value $1.00 per share, at a price of $11.50 per share, as part of a private placement (the “Private Placement”). The Private Placement closed on December 6, 2016. The gross proceeds to the Company from the Private Placement were approximately $22 million or $20.5 million after stock issuance costs. The proceeds from the Private Placement were used by the Company to pay related transaction fees and expenses and for general corporate purposes. A portion of the proceeds were used for the redemption of the preferred stock issued to the United States Department of Treasury in connection with the Company’s participation in the Small Business Lending Fund, as discussed below.

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

For more information regarding the Securities Purchase Agreements, see Note 13, "Rights Offering" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital. MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1 and October 1 each year. MVB's loan production qualified for the lowest dividend rate possible of 1%. MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%. On January 5, 2017, the Company redeemed all of the 8,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (“Series A Preferred Stock”). The aggregate redemption price of the Series A Preferred Stock was $8,508,500, including dividends accrued, but unpaid through, but not including the redemption date. The Series A Preferred Stock was redeemed from the Company’s surplus capital and approved by the Company’s primary federal regulator. The redemption terminates the Company’s participation in the SBLF program. After the redemption, the Company’s capital ratios remained well in excess of those required for well capitalized status.

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

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2017	2016
Numerator for basic earnings per share:
Net income from continuing operations	$1,574	$1,845
Less: Dividends on preferred stock	129	186
Net income from continuing operations available to common shareholders - basic	1,445	1,659
Net income from discontinued operations available to common shareholders - basic and diluted	—	(49)
Net income available to common shareholders	$1,445	$1,610

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$1,445	$1,659
Add: Interest on subordinated debt (tax effected)	—	342
Net income available to common shareholders from continuing operations - diluted	$1,445	$2,001

Denominator:
Total average shares outstanding	9,996,544	8,061,998
Effect of dilutive convertible subordinated debt	—	1,837,500
Effect of dilutive stock options	12,797	1,752
Total diluted average shares outstanding	10,009,341	9,901,250

Earnings per share from continuing operations - basic	$0.14	$0.21
Earnings per share from discontinued operations - basic	$—	$(0.01)
Earnings per common shareholder - basic	$0.14	$0.20

Earnings per share from continuing operations - diluted	$0.14	$0.20
Earnings per share from discontinued operations - diluted	$—	$—
Earnings per common shareholder - diluted	$0.14	$0.20

Note 9 – Segment Reporting

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into an Asset Purchase Agreement, as discussed below and in Note 12, "Discontinued Operations" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services was comprised mainly of commissions on the sale of insurance products.

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 12, "Discontinued Operations" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three month periods ended March 31, 2017 and 2016 are as follows:

Three Months Ended March 31, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$12,312	$781	$1	$(26)	$13,068
Mortgage fee income	185	9,637	—	(188)	9,634
Insurance and investment services income	124	—	—	—	124
Other income	953	(1,831)	1,210	(1,266)	(934)
Total operating income	13,574	8,587	1,211	(1,480)	21,892
Expenses:
Interest expense	2,119	304	551	(212)	2,762
Salaries and employee benefits	2,657	5,955	1,350	—	9,962
Provision for loan losses	500	18	—	—	518
Other expense	4,650	2,098	875	(1,268)	6,355
Total operating expenses	9,926	8,375	2,776	(1,480)	19,597
Income (loss) from continuing operations, before income taxes	3,648	212	(1,565)	—	2,295
Income tax expense (benefit) - continuing operations	1,161	96	(536)	—	721
Net income (loss) from continuing operations	2,487	116	(1,029)	—	1,574
Net income (loss)	$2,487	$116	$(1,029)	$—	$1,574
Preferred stock dividends	—	—	129	—	129
Net income (loss) available to common shareholders	2,487	116	(1,158)	—	1,445

Capital Expenditures for the year ended March 31, 2017	$867	$692	$29	$—	$1,588
Total Assets as of March 31, 2017	1,430,792	103,621	168,325	(268,787)	1,433,951
Total Assets as of December 31, 2016	1,415,735	122,242	180,340	(299,513)	1,418,804
Goodwill as of March 31, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Three Months Ended March 31, 2016	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$12,462	$941	$1	$—	$(22)	$13,382
Mortgage fee income	(22)	7,108	—	—	(301)	6,785
Insurance and investment services income	53	—	—	—	—	53
Other income	1,072	679	1,613	—	(1,590)	1,774
Total operating income	13,565	8,728	1,614	—	(1,913)	21,994
Expenses:
Interest expense	2,040	419	552	—	(324)	2,687
Salaries and employee benefits	2,831	5,711	1,766	—	—	10,308
Provision for loan losses	625	—	—	—	—	625
Other expense	4,473	1,944	764	—	(1,498)	5,683
Total operating expenses	9,969	8,074	3,082	—	(1,822)	19,303
Income (loss) from continuing operations, before income taxes	3,596	654	(1,468)	—	(91)	2,691
Income tax expense (benefit) - continuing operations	1,137	258	(515)	—	(34)	846
Net income (loss) from continuing operations	2,459	396	(953)	—	(57)	1,845
Income (loss) from discontinued operations	—	—	—	(170)	91	(79)
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$(64)	$34	$(30)
Net income (loss) from discontinued operations	$—	$—	$—	$(106)	$57	$(49)
Net income (loss)	$2,459	$396	$(953)	$(106)	$—	$1,796
Preferred stock dividends	—	—	186	—	—	186
Net income (loss) available to common shareholders	2,459	396	(1,139)	(106)	—	1,610

Capital Expenditures for the year ended March 31, 2016	$549	$41	$62	$—	$—	$652
Total Assets as of March 31, 2016	1,433,380	126,854	146,896	2,366	(276,856)	1,432,640
Total Assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of March 31, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

Commercial & Retail Banking

For the three months ended March 31, 2017, the Commercial & Retail Banking segment earned $2.5 million compared to $2.5 million in 2016. Net interest income decreased by $229 thousand, primarily the result of interest and fees on loans decreasing by $385 thousand, interest on FHLB and other borrowings increasing by $65 thousand, and interest on taxable investment securities increasing by $236 thousand. The decrease in interest and fees on loans was primarily the result of the recovery of non-accrual interest on one loan relationship which contributed $662 thousand to loan interest income for the three months ended March 31, 2016. The increase in interest expense on FHLB and other borrowings was due to an increase in short-term borrowing rates. Noninterest income increased by $159 thousand which was the result of a $161 thousand improvement in performance of the interest rate cap and a $206 thousand increase in mortgage fee income, which was offset by a $127 thousand decrease in gain on sale of securities, and a $140 thousand decrease in gain on sale of portfolio loans. Noninterest expense increased by $3 thousand, primarily the result of the following: a $120 thousand increase in occupancy and equipment expense and a $136 thousand increase in data processing and communications expense, which was offset by a $174 thousand decrease in salaries and employee benefits expense and a $55 thousand decrease in professional fees. The increase in data processing and communications expense was primarily related to the increased data processing fees related to the core system conversion and the decrease in salaries and employee benefits was related to capitalized payroll costs for certain employees involved in the core system conversion. In addition, provision expense decreased by $125 thousand due to the reduced loan volume in the first quarter of 2017 versus the same quarter in 2016, which included decreases in the highest commercial loan loss rates; and a higher level of charge-offs in the first quarter of 2017, which was more than offset by the reduced loan volume and decreased historical loan volume and historical loss rates.

Mortgage Banking

For the three months ended March 31, 2017, the Mortgage Banking segment earned $116 thousand compared to $396 thousand in 2016. Net interest income decreased $45 thousand, noninterest income increased by $19 thousand, and noninterest expense increased by $398 thousand. The increase in noninterest income was related to the $2.5 million increase in mortgage fee income and was offset by the $2.5 million decrease on the gain on derivative. The $398 thousand increase in noninterest expense was primarily the result of the following: a $244 thousand increase in salaries and employee benefits expense, which was primarily due to a 4.1% increase in origination volume and offset by a $192 thousand decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: a $33 thousand increase in mortgage processing expense, a $22 thousand decrease in data processing and communications expense, a $22 thousand increase in occupancy and equipment expense, a $49 thousand increase in travel, entertainment, dues, and subscriptions expense, and a $61 thousand increase in other operating expense.

Financial Holding Company

For the three months ended March 31, 2017, the Financial Holding Company segment lost $1.0 million compared to a loss of $953 thousand in 2016. Interest expense decreased $1 thousand, noninterest income decreased $403 thousand and noninterest expense decreased $305 thousand. The decrease in noninterest income was mainly due to a $333 thousand decrease in other operating income, primarily intercompany services income related to Regulation W. In addition, the income tax benefit increased $21 thousand. The decrease in noninterest expense was primarily due to a $416 thousand decrease in salaries and employee benefits expense, a $18 thousand increase in professional fees, a $47 thousand increase in occupancy and equipment expense, a $54 thousand increase in other operating expense, an $18 thousand increase in professional fees, and a $6 thousand increase in marketing expense.

Insurance

The discontinued insurance segment lost $106 thousand for the three months ended March 31, 2016. In June 2016, primarily all the assets of the Insurance segment were sold and the segment was reorganized as a subsidiary of the Bank. There is no insurance segment in 2017.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of March 31, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Service cost	$—	$—
Interest cost	90	92
Expected Return on Plan Assets	(86)	(83)
Amortization of Net Actuarial Loss	60	59
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$64	$68
Contributions Paid	$58	$40

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$183	$381	Gain on sale of securities
	183	381	Total before tax
	(73)	(152)	Income tax expense
	110	229	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(60)	(59)	Salaries and benefits
	(60)	(59)	Total before tax
	24	24	Income tax expense
	(36)	(35)	Net of tax

Total reclassifications	$74	$194

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at December 31, 2016	$(1,598)	$(2,679)	$(4,277)
Other comprehensive loss before reclassification	269	62	331
Amounts reclassified from AOCI	(110)	36	(74)
Net current period OCI	159	98	257
Balance at March 31, 2017	$(1,439)	$(2,581)	$(4,020)

Balance at December 31, 2015	$(363)	$(2,570)	$(2,933)
Other comprehensive loss before reclassification	1,346	(345)	1,001
Amounts reclassified from AOCI	(229)	35	(194)
Net current period OCI	1,117	(310)	807
Balance at March 31, 2016	$754	$(2,880)	$(2,126)

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

There were no assets or liabilities related to discontinued operations at March 31, 2017 or December 31, 2016.

Net loss from discontinued operations, net of tax, for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
NONINTEREST INCOME
Insurance and investment services income	$—	$1,064
Total noninterest income	—	1,064

NONINTEREST EXPENSES
Salary and employee benefits	—	952
Occupancy expense	—	72
Equipment depreciation and maintenance	—	14
Data processing and communications	—	40
Marketing, contributions and sponsorships	—	2
Professional fees	—	1
Printing, postage and supplies	—	7
Insurance, tax and assessment expense	—	27
Travel, entertainment, dues and subscriptions	—	27
Other operating expenses	—	1
Total noninterest expense	—	1,143
Loss from discontinued operations, before income taxes	—	(79)
Income tax benefit - discontinued operations	—	(30)
Net loss from discontinued operations	$—	$(49)

Note 13 – Rights Offering

On March 13, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with its Chief Executive Officer, Larry F. Mazza (“Mazza”). Pursuant to the Investment Agreement, Mazza committed to subscribe for and purchase, at the Subscription Price (as defined below), upon expiration of the Rights Offering (as defined below), the number of shares of the Company’s common stock, if any, equal to the amount by which 100,000 exceeds the number of shares purchased by Mazza in the Rights Offering. Pursuant to the Investment Agreement, Mazza agreed not to sell or otherwise transfer any shares acquired in connection with the Investment Agreement for a period of six months following the closing of the Rights Offering.

On March 13, 2017, the Company filed with the Securities and Exchange Commission (the “SEC”) a prospectus supplement and accompanying base prospectus (collectively, the “Prospectus”) relating to the commencement of the Company’s rights offering (the “Rights Offering”), pursuant to which the Company distributed, at no charge, non-transferable subscription rights to the holders of its common stock as of 5:00 p.m., Eastern time, on March 10, 2017. The subscription rights were exercisable for up to a total of 434,783 shares of the Company’s common stock, subject to such terms and conditions as further described in the Prospectus.

On March 27, 2017, the Company announced the extension of the expiration date for the rights offering from Friday, March 31, 2017 to Friday, April 14, 2017. This extension was offered to ensure adequate time for shareholders to make their investment decision. During the extended subscription period for the rights offering, each holder of non-transferable subscription rights could exercise the rights that had not already been exercised. Other than the extension of the expiration date of the rights offering, all of the offering terms described in the Prospectus remained the same and applied during the extended subscription period of the rights offering.

On April 20, 2017, the Company announced the completion of the rights offering, which expired at 5:00 p.m. Eastern time on April 14, 2017. All 434,783 shares offered in the rights offering were subscribed for, resulting in new capital of approximately $5.0 million. Computershare, who served as subscription agent, completed its review and tabulation of subscriptions on April 19, 2017. Computershare issued the shares acquired in the rights offering by book entry in the Company's stock ownership records, which are maintained by Computershare, as transfer agent, on or about April 20, 2017.

Larry F. Mazza purchased 100,000 shares of the Company's common stock: 90,999 under the rights offering and 9,001 shares under the Investment Agreement.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at March 31, 2017 and December 31, 2016 and the results of our operations for the three months ended March 31, 2017 and 2016. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2016.

Forward-looking Statements:

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively “we,” “our,” or “us), including the Bank;

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

Summary of Results of Operations

As of March 31, 2017 and 2016 and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Earnings and Per Share Data:
Net income from continuing operations	$1,574	$1,845
Net income (loss) from discontinued operations	$—	$(49)
Net income	$1,574	$1,796
Net income available to common shareholders	$1,445	$1,610
Earnings per share from continuing operations - basic	$0.14	$0.21
Earnings per share from discontinued operations - basic	$—	$(0.01)
Earnings per common shareholder - basic	$0.14	$0.20
Earnings per share from continuing operations - diluted	$0.14	$0.20
Earnings per share from discontinued operations - diluted	$—	$—
Earnings per common shareholder - diluted	$0.14	$0.20
Cash dividends paid per common share	$0.025	$0.02
Book value per common share	$13.09	$12.47
Weighted average shares outstanding - basic	9,996,544	8,061,998
Weighted average shares outstanding - diluted	10,009,341	9,901,250

Performance Ratios:
Return on average assets - continuing operations [1]	0.45%	0.54%
Return on average assets - discontinued operations [1]	—%	(0.01)%
Return on average equity - continuing operations [1]	4.56%	6.40%
Return on average equity - discontinued operations [1]	—%	(0.17)%
Net interest margin [2]	3.19%	3.36%
Efficiency ratio [3]	85.30%	82.82%
Overhead ratio 1 4	4.65%	4.67%

Asset Quality Data and Ratios:
Charge-offs	$290	$191
Recoveries	$43	$7
Net loan charge-offs to total loans [1] [5]	0.09%	0.07%
Allowance for loan losses	$9,372	$8,447
Allowance for loan losses to total loans [6]	0.87%	0.79%
Nonperforming loans	$6,575	$8,282
Nonperforming loans to total loans	0.61%	0.77%

Capital Ratios:
Equity to assets	9.67%	8.17%
Leverage ratio	9.24%	7.33%
Common equity Tier 1 capital ratio	10.15%	7.16%
Tier 1 risk-based capital ratio	11.19%	8.91%
Total risk-based capital ratio	14.63%	12.14%
1 annualized for the quarterly periods presented
2 net interest income as a percentage of average interest earning assets
3 noninterest expense as a percentage of net interest income and noninterest income
4 noninterest expense as a percentage of average assets
5 charge-offs less recoveries
6 excludes loans held for sale

Introduction

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

The Bank, having received all necessary regulatory approvals, plans to open two new full-service banking branches during the second quarter of 2017: one in Leesburg, Loudoun County, Virginia, and one in Morgantown, Monongalia County, West Virginia.

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

MVB Insurance was originally formed in 2000 and reinstated in 2005, as a Bank subsidiary. Effective June 1, 2013, MVB Insurance became a direct subsidiary of the Company. MVB Insurance offered select insurance products such as title insurance, individual insurance, commercial insurance, employee benefits insurance, and professional liability insurance. On June 30, 2016, the Company entered into an Asset Purchase agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, and was reported in discontinued operations, as discussed in Note 12, "Discontinued Operations" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

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

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2016 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At March 31, 2017, the Company had 376 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

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

The most significant accounting policies followed by the Company are presented in Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2016 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2016 Annual Report on Form 10-K, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the "Allowance for Loan Losses" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Results of Operations

Overview of the Statements of Income

For the three months ended March 31, 2017, the Company earned $1.6 million compared to $1.8 million in the first quarter of 2016, excluding discontinued operations. Net interest income decreased by $388 thousand, noninterest income increased by $212 thousand, and noninterest expenses increased by $326 thousand. The decrease in net interest income was driven by a decrease of $314 thousand in interest income and a $75 thousand increase in interest expense. Although average loan growth increased $10.5 million, yield on loans and loans held for sale decreased 18 basis points, primarily due to a decrease in commercial loan yield of 39 basis points. The decrease in yield on commercial loans was primarily the result of the recovery of non-accrual interest on one loan relationship which contributed $662 thousand to commercial loan interest income for the three months ended March 31, 2016, representing 37 basis points of the decrease in commercial loan yield for the quarter. The decrease in loans and loans held for sale yield was partially offset by an 11 basis point increase in yield on investment securities. The $15.4 million increase in average interest bearing liabilities generated the increase in interest expense of $75 thousand; $62 thousand of the increase was related to an increase in interest rates on FHLB and other borrowings, which increased the cost of funds on FHLB and other borrowings by 33 basis points.

Loan loss provisions of $518 thousand and $625 thousand were made for the quarters ended March 31, 2017 and 2016, respectively. The decrease in loan loss provision is attributable to the reduced loan volume in the first quarter of 2017 versus the same quarter in 2016, which included decreases in the highest commercial loan loss rates; and a higher level of charge-offs in the first quarter of 2017, which was more than offset by the reduced loan volume and decreased historical loan volume and historical loss rates. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. The total loan portfolio increased by $23.9 million in the first quarter of 2017, with the increase being concentrated in the residential real estate portfolio, while increasing by $43.5 million for the same time period in 2016, with the increase being more evenly distributed across the commercial and residential real estate portfolios. The Company charged off $290 thousand in loans during the first quarter of 2017 versus $191 thousand for the same time period in 2016.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and certificates of deposits in other banks. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements, subordinated debt and Federal Home Loan Bank ("FHLB") and other borrowings. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. In March 2017, the Federal Reserve raised its key interest rate from a range of 0.50% to 0.75% to a range of 0.75% to 1.00%.

For the three months ended March 31, 2017 versus 2016, the Company was able to grow average investment securities by $39.9 million to $165.1 million and average loans and loans held for sale balances by $10.5 million to $1.1 billion. In addition, the average balance on interest-bearing deposits in banks decreased by $15.9 million to $2.7 million, primarily due to a deposit reclassification program that was implemented during 2016 and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement. Average interest-bearing liabilities decreased by $15.4 million, primarily the result of a $10.1 million decrease in average FHLB and other borrowing balances. An increase in the Company’s average non-interest bearing balances of $26.8 million helped to sustain a 13 basis point favorable spread on net interest margin.

The net interest margin for the three months ended March 31, 2017 and 2016 was 3.19% and 3.36% respectively. The 17 basis point decrease in the net interest margin for the quarter ended March 31, 2017 was the result of a 16 basis point decrease in yield on average earning assets, primarily the result of an 18 basis point decrease in yield on loans and loans held for sale. More specifically, a decrease of 39 basis points in commercial loan yield. The decrease in yield on commercial loans was primarily the result of the recovery of non-accrual interest on one loan relationship which contributed $662 thousand to commercial loan interest income for the three months ended March 31, 2016, representing 37 basis points of the decrease in commercial loan yield for the quarter. The decrease in loans and loans held for sale yield was partially offset by an 11 basis point increase in yield on investment securities. Cost of interest-bearing liabilities for the three months ended March 31, 2017 versus 2016 increased by 5 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 33 basis point increase in FHLB and other borrowings and a 2 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: an 18 basis point increase in certificates of deposit, an 8 basis point increase in money market checking, and offset by a 6 basis point decrease in NOW, and an 8 basis point decrease in savings. The continued low rate environment and increasing competition for quality credit continues to apply pressure upon the Company’s loan portfolio yield.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$2,734	$10	1.48%	$18,633	$26	0.56%
CDs with other banks	14,527	69	1.93	13,150	62	1.89
Investment securities:
Taxable	108,862	546	2.03	67,965	310	1.82
Tax-exempt	56,280	430	3.10	57,237	408	2.85
Loans and loans held for sale: [1]
Commercial	746,364	7,943	4.32	712,263	8,388	4.71
Tax exempt	15,329	131	3.47	16,811	145	3.45
Real estate	352,144	3,764	4.33	370,321	3,835	4.14
Consumer	14,370	175	4.94	18,309	208	4.54
Total loans	1,128,207	12,013	4.32	1,117,704	12,576	4.50
Total earning assets	1,310,610	13,068	4.04	1,274,689	13,382	4.20
Less: Allowance for loan losses	(9,427)			(8,244)
Cash and due from banks	15,246			15,651
Other assets	86,215			86,149
Total assets	$1,402,644			$1,368,245

Liabilities
Deposits:
NOW	$415,627	$525	0.51	$480,016	$687	0.57
Money market checking	236,845	458	0.78	110,994	194	0.70
Savings	48,092	19	0.16	44,864	27	0.24
IRAs	16,573	50	1.22	15,676	50	1.28
CDs	264,626	854	1.31	330,204	930	1.13
Repurchase agreements and federal funds sold	23,113	17	0.30	28,464	21	0.30
FHLB and other borrowings	103,990	288	1.12	114,089	226	0.79
Subordinated debt	33,524	551	6.67	33,524	552	6.59
Total interest-bearing liabilities	1,142,390	2,762	0.98	1,157,831	2,687	0.93
Noninterest bearing demand deposits	113,021			86,223
Other liabilities	9,226			8,846
Total liabilities	1,264,637			1,252,900

Stockholders’ equity
Preferred stock	8,212			16,334
Common stock	10,048			8,111
Paid-in capital	93,476			74,275
Treasury stock	(1,084)			(1,084)
Retained earnings	31,651			20,425
Accumulated other comprehensive income	(4,296)			(2,716)
Total stockholders’ equity	138,007			115,345
Total liabilities and stockholders’ equity	$1,402,644			$1,368,245

Net interest spread			3.06			3.27
Net interest income-margin		$10,306	3.19%		$10,695	3.36%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Noninterest Income

Mortgage fee income generates the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds, returned check fees, allowable overdraft fees, and service charges on commercial accounts. Gain on derivatives also account for a significant amount of noninterest income.

For the three months ended March 31, 2017, noninterest income totaled $8.8 million compared to $8.6 million for the same time period in 2016.  The $212 thousand increase in noninterest income was primarily the result of an increase in mortgage fee income of $2.8 million, offset by decrease of $2.3 million in gain on derivatives. The decrease in gain on derivatives was largely the result of a 13% increase in the locked mortgage pipeline for the three months ended March 31, 2017 compared to a 50% increase in the locked mortgage pipeline for the three months ended March 31, 2016. This was offset by the increase in mortgage production volume, which increased by $16.1 million or 5.1% in the first quarter of 2017 compared to the first quarter of 2016. In addition, loans held for sale decreased from $98.9 million at March 31, 2016 to $71.9 million at March 31, 2017.

Noninterest Expense

The Company had 376 full-time equivalent personnel at March 31, 2017, as noted, compared to 370 full-time equivalent personnel as of March 31, 2016.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 85.30% for the first quarter of 2017 compared to 82.82% for the first quarter of 2016. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The increased efficiency ratio is the result of noninterest expense outpacing the growth in net interest income and noninterest income.

For the three months ended March 31, 2017, noninterest expense totaled $16.3 million compared to $16.0 million for the same time period in 2016. The $326 thousand increase in noninterest expense was primarily the result of the following:

Occupancy and equipment expense increased $185 thousand. This increase was mainly the result of increased utilities, real estate taxes, furniture rental expense, fixtures and equipment expense, and depreciation expense.

Travel, entertainment, dues, and subscriptions expense increased $133 thousand. This increase was mainly driven by increased meals and entertainment expense, publications and subscriptions expense, and travel expenses. Approximately $43 thousand of this increase was related to the core system conversion that the Bank is currently in the process of implementing.

Data processing and communication expense increased $90 thousand. This increase was largely driven by increased data processing fees related to the core system conversion that the Bank is currently in the process of implementing and Visa debit card expense related to overall growth in terms of client base, personnel, and office space, and the usage of new and enhanced products, services, and providers to better serve the client base.

Insurance, tax, and assessment expense increased $87 thousand, due to increased FDIC assessment expense and increased business and operating tax.

Other operating expenses increased $141 thousand, due to increased correspondent service charges, increased training expenses, increased public relations expense, increased bank charges, and increased shareholder's communications expenses.

Salaries and employee benefits expense decreased $346 thousand. Approximately $196 thousand of this decrease was related to capitalized payroll costs for certain employees involved in the core system conversion that the Bank is currently in the process of implementing. Additionally, the decrease relates to a $500 thousand reorganization expense that occurred during the three months ended March 31, 2016. Also, there were increases related to additional staffing related to organic growth and raises for existing staff.

Return on Average Assets (Annualized)

The Company’s return on average assets from continuing operations was 0.45% for the first quarter of 2017, compared to 0.54% for the first quarter of 2016, excluding discontinued operations. The decreased return for the first quarter of 2017 is a direct result of a $271 thousand decrease in earnings from continuing operations, while average total assets increased by $34.4 million, primarily the result of a $10.5 million increase in average total loans and loans held for sale and a $39.9 million increase in average investment securities.

Return on Average Equity (Annualized)

The Company’s return on average stockholders’ equity from continuing operations was 4.56% for the first quarter of 2017, compared to 6.40% for the first quarter of 2016, excluding discontinued operations. The decreased return for the first quarter of 2017 is a direct result of a $271 thousand decrease in earnings, while average stockholders' equity increased by $22.7 million. The increase in average stockholders' equity was due to a $20.5 million Private Placement which was offset by the redemption of the Company's SBLF preferred stock in the amount of $8.5 million. These events are discussed in Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Also contributing to the increase in average stockholders' equity was the Company's 2016 earnings of $12.9 million.

Overview of the Statement of Condition

The balance sheet did not change significantly since December 31, 2016. Total assets increased by $15.1 million, to $1.4 billion, total liabilities increased by $22.0 million, to $1.3 billion, and stockholders’ equity decreased by $6.9 million, to $138.7 million.

Total assets at March 31, 2017 were $1.4 billion, or an increase of $15.1 million since December 31, 2016.  The greatest areas of increase were $23.6 million in net loan growth and $10.4 million in investment security growth.

Total liabilities at March 31, 2017 were $1.3 billion, or an increase of $22.0 million since December 31, 2016. The greatest area of area of increase was $29.4 million in deposits, mainly the result of an increase in NOW, time deposits, money market checking, savings deposits, and public funds.

Total stockholders’ equity at March 31, 2017 was $138.7 million, or a decrease of $6.9 million since December 31, 2016. The greatest area of decrease was due to the redemption of SBLF preferred stock in the amount of $8.5 million in January 2017. In addition, unrealized losses on available-for-sale securities decreased $159 thousand and pension liability was reduced by $99 thousand.

Cash and Cash Equivalents

Cash and cash equivalents totaled $18.3 million at March 31, 2017, compared to $17.3 million at December 31, 2016. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Investment securities totaled $172.8 million at March 31, 2017, compared to $162.4 million at December 31, 2016. As of March 31, 2017, the investment portfolio is comprised of the following mix of securities:

•	30.2% – Municipal securities

•	28.1% – U.S. Agency securities

•	33.6% – U.S. Sponsored Mortgage-backed securities

•	8.1% – Equity and other securities

The Company and Bank management monitor the earnings performance and liquidity of the investment portfolio on a regular basis through Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in the management of interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of its customers. The Company and Bank management believe the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The Company’s loan portfolio totaled $1.1 billion as of March 31, 2017 and $1.1 billion as of December 31, 2016. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At March 31, 2017 and December 31, 2016, $753.3 million, or 70.0% and $757.5 million, or 71.9%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $9.4 million or 0.87% of total loans at March 31, 2017 compared to $9.1 million or 0.86% of total loans at December 31, 2016. The nominal increase in this ratio was the direct result of the net effect of loan loss provision, charge-offs, and recoveries; in conjunction with a retraction in outstanding loan balances in all loan portfolios, except the mortgage portfolio, since December 31, 2016. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.1 billion at March 31, 2017.

Non-interest bearing deposits remain a core funding source for the Bank and thus, the Company. At March 31, 2017, noninterest-bearing balances totaled $119.3 million compared to $86.6 million at March 31, 2016. The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing sources of the Bank and its subsidiaries.

Interest-bearing deposits totaled $1.0 billion at March 31, 2017 compared to $991.3 million at December 31, 2016.

Average interest-bearing deposits totaled $981.8 million during the first quarter of 2017 compared to $981.8 million during the first quarter of 2016, an increase of $9 thousand. Average noninterest bearing deposits totaled $113.0 million during the first quarter of 2017 compared to $86.2 million during the first quarter of 2016. Management will continue to emphasize deposit gathering in 2017 by offering outstanding customer service and competitively priced products. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB borrowings to fund its operations and investments. At March 31, 2017, repurchase agreements totaled $21.7 million compared to $25.2 million at December 31, 2016. In addition to the aforementioned funds alternatives, the Bank has access to more than $263.9 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the three months ended March 31, 2017, cash provided by financing activities totaled $16.8 million, while outflows from investing activity totaled $35.6 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 4.6% and 5.1% in March 2017 and 2016, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	February 2017	February 2016
Berkeley County, WV	3.9%	5.2%
Harrison County, WV	5.9%	7.9%
Jefferson County, WV	3.4%	4.4%
Marion County, WV	5.9%	8.1%
Monongalia County, WV	4.1%	5.3%
Kanawha County, WV	5.4%	6.7%
Fairfax County, VA	3.1%	3.2%

The numbers from the Company’s primary market areas continue to be slightly better than the national numbers. The Company and the Bank nonperforming loan information supports the fact that the Company’s primary market areas have not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 0.61% and 0.77% as of March 31, 2017 and 2016, respectively. Annualized net charge-offs to total loans were 0.09% and 0.07% for each period, respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry. As of March 31, 2017 and December 31, 2016, the outstanding loan balances to coal and natural gas production clients were $7.0 million and $7.3 million, respectively.

Capital/Stockholders' Equity

For the three months ended March 31, 2017, stockholders’ equity decreased approximately $6.9 million to $138.7 million. This decrease consists of net income for the quarter of $1.6 million, along with dividends paid totaling $250 thousand, and an $8.5 million decrease related to the redemption of SBLF preferred stock. As stockholders’ equity decreased, the equity to assets ratio decreased 0.59% to 9.67% due to the increase in total assets during the first quarter of 2017. The Company paid dividends to common shareholders of $250 thousand in the first quarter of 2017 and $161 thousand in the first quarter of 2016 and earned $1.6 million in the first quarter of 2017 versus $1.8 million in the first quarter of 2016, resulting in the dividend payout ratio increasing from 10.00% in the first quarter of 2016 to 17.30% in the first quarter of 2017.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At March 31, 2017, accumulated other comprehensive loss totaled $4.0 million, an decrease in the loss of $257 thousand from December 31, 2016.

Treasury stock totaled 51,077 shares.

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

Capital Requirements

The Company’s total risk based capital ratio decreased from 15.36% at December 31, 2016 to 14.63% at March 31, 2017. The decrease in this ratio was largely due to a $6.9 million decrease in total risk-based capital, primarily the result of the redemption of the preferred stock issued to the United States Department of Treasury in connection with the Company's participation in the SBLF, as discussed in Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of the Quarterly Report on Form 10-Q.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2016 Annual Report on Form 10-K.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on March 31, 2017 and December 31, 2016, respectively. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2016. For information regarding the Company’s market risk, refer to the Company’s Annual Report to Shareholders for the year ended December 31, 2016.

Effects of Inflation and Changing Prices

Substantially all of the Company’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices increase, financial institutions experience a decline in the purchasing power of their net assets.

Future Outlook

The Company’s net income from continuing operations decreased in the first quarter of 2017 compared to the first quarter of 2016 mainly due to a decrease in gain on derivatives, a decrease in insurance and investment services income, and in increase in noninterest expense. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to increase production and improve profitability. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2017, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are described in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those disclosed.

Item 2 – Unregistered Sales of Equity Proceeds and Use of Proceeds

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

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits
The following exhibits are filed herewith:

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVB Financial Corp.

Date:	5/4/2017	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	5/4/2017	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)