Form 10-Q
period 2017-06-30
MVB FINANCIAL CORP
filed 2017-07-31
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 30, 2017, the Registrant had 10,443,273 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,026	$14,846
Interest bearing balances with banks	779	2,494
Total cash and cash equivalents	17,805	17,340
Certificates of deposit with other banks	14,527	14,527
Investment Securities:
Securities available-for-sale	175,110	162,368
Loans held for sale	107,825	90,174
Loans:	1,102,378	1,052,865
Less: Allowance for loan losses	(9,748)	(9,101)
Net Loans	1,092,630	1,043,764
Premises and equipment	27,462	25,081
Bank owned life insurance	23,322	22,970
Accrued interest receivable and other assets	29,892	24,100
Goodwill	18,480	18,480
TOTAL ASSETS	$1,507,053	$1,418,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$121,355	$115,692
Interest bearing	978,253	991,325
Total deposits	1,099,608	1,107,017

Accrued interest payable and other liabilities	15,509	16,557
Repurchase agreements	22,194	25,160
FHLB and other borrowings	189,384	90,921
Subordinated debt	33,524	33,524
Total liabilities	1,360,219	1,273,179

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 and 9,283 issued in 2017 and 2016, respectively (See Footnote 7)	7,834	16,334
Common stock, par value $1; 20,000,000 shares authorized; 10,494,350 shares issued and 10,443,273 shares outstanding in 2017; 10,047,621 shares issued and 9,996,544 shares outstanding in 2016	10,494	10,048
Additional paid-in capital	98,216	93,412
Retained earnings	34,264	31,192
Accumulated other comprehensive loss	(2,890)	(4,277)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	146,834	145,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,507,053	$1,418,804

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$24,420	$25,018	$12,538	$12,587
Interest on deposits with other banks	161	170	82	82
Interest on investment securities - taxable	1,191	642	645	332
Interest on tax exempt loans and securities	1,110	1,132	549	579
Total interest income	26,882	26,962	13,814	13,580

INTEREST EXPENSE
Interest on deposits	3,869	3,837	1,963	1,949
Interest on repurchase agreements	36	38	19	17
Interest on FHLB and other borrowings	668	545	380	319
Interest on subordinated debt	1,109	1,105	558	553
Total interest expense	5,682	5,525	2,920	2,838

NET INTEREST INCOME	21,200	21,437	10,894	10,742
Provision for loan losses	1,041	1,900	523	1,275
Net interest income after provision for loan losses	20,159	19,537	10,371	9,467

NONINTEREST INCOME
Service charges on deposit accounts	352	358	165	185
Income on bank owned life insurance	302	319	155	158
Visa debit card and interchange income	613	601	318	309
Mortgage fee income	18,586	16,182	8,952	9,397
Gain on sale of portfolio loans	212	600	203	451
Insurance and investment services income	248	175	124	122
Gain on sale of securities	350	603	167	222
(Loss) gain on derivatives	(910)	1,432	1,037	1,031
Other operating income	638	343	446	126
Total noninterest income	20,391	20,613	11,567	12,001

NONINTEREST EXPENSES
Salary and employee benefits	21,760	22,044	11,798	11,735
Occupancy expense	2,041	1,839	1,047	901
Equipment depreciation and maintenance	1,431	1,146	742	586
Data processing and communications	2,694	2,381	1,480	1,256
Mortgage processing	1,637	1,654	743	793
Marketing, contributions and sponsorships	604	647	277	350
Professional fees	1,413	1,543	736	838
Printing, postage and supplies	463	417	246	202
Insurance, tax and assessment expense	928	732	467	359
Travel, entertainment, dues and subscriptions	1,059	819	558	451
Other operating expenses	790	434	409	285
Total noninterest expense	34,820	33,656	18,503	17,756
Income from continuing operations, before income taxes	5,730	6,494	3,435	3,712
Income tax expense - continuing operations	1,896	2,134	1,175	1,254
Net income from continuing operations	3,834	4,360	2,260	2,458
Loss from discontinued operations, before income taxes	—	6,346	—	6,516
Income tax benefit - discontinued operations	—	2,411	—	2,475
Net loss from discontinued operations	—	3,935	—	4,041
Net income	$3,834	$8,295	$2,260	$6,499
Preferred dividends	251	500	122	314
Net income available to common shareholders	$3,583	$7,795	$2,138	$6,185

Earnings per share from continuing operations - basic	$0.35	$0.48	$0.21	$0.27
Earnings per share from discontinued operations - basic	$—	$0.49	$—	$0.50
Earnings per common shareholder - basic	$0.35	$0.97	$0.21	$0.77

Earnings per share from continuing operations - diluted	$0.35	$0.45	$0.20	$0.25
Earnings per share from discontinued operations - diluted	$—	$0.40	$—	$0.38
Earnings per common shareholder - diluted	$0.35	$0.85	$0.20	$0.63

Cash dividends declared	$0.05	$0.04	$0.025	$0.02
Weighted average shares outstanding - basic	10,171,198	8,070,082	10,343,933	8,078,000
Weighted average shares outstanding - diluted	10,172,254	9,925,573	12,181,433	10,433,120

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Net Income	$3,834	$8,295	$2,260	$6,499

Other comprehensive income:

Unrealized holding gains on securities available-for-sale	2,997	2,220	2,549	1,802

Unrealized holding gains during the year related to reclassified held-to maturity securities	—	1,825	—	—

Income tax effect	(1,198)	(1,618)	(1,019)	(721)

Reclassification adjustment for gain recognized in income	(350)	(334)	(167)	(222)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	—	(269)	—	—

Income tax effect	140	241	67	89

Change in defined benefit pension plan	(336)	(817)	(500)	(300)

Income tax effect	134	327	200	120

Total other comprehensive income	1,387	1,575	1,130	768

Comprehensive income	$5,221	$9,870	$3,390	$7,267

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2015	$16,334	$8,113	$74,228	$20,054	$(2,933)	$(1,084)	$114,712

Net Income	—	—	—	8,295	—	—	8,295
Other comprehensive income	—	—	—	—	1,575	—	1,575
Cash dividends paid ($0.04 per share)	—	—	—	(323)	—	—	(323)
Dividends on preferred stock	—	—	—	(500)	—	—	(500)
Stock based compensation	—	—	268	—	—	—	268
Common stock options exercised	—	16	(24)	—	—	—	(8)

Balance June 30, 2016	$16,334	$8,129	$74,472	$27,526	$(1,358)	$(1,084)	$124,019

Balance December 31, 2016	16,334	10,048	93,412	31,192	(4,277)	(1,084)	145,625

Net Income	$—	$—	$—	$3,834	$—	$—	$3,834
Other comprehensive income	—	—	—	—	1,387	—	1,387
Cash dividends paid ($0.05 per share)	—	—	—	(511)	—	—	(511)
Dividends on preferred stock	—	—	—	(251)	—	—	(251)
Common stock issuance, net of issuance costs	—	444	4,487	—	—	—	4,931
Stock based compensation	—	—	327	—	—	—	327
Common stock options exercised	—	2	(10)	—	—	—	(8)
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)

Balance June 30, 2017	$7,834	$10,494	$98,216	$34,264	$(2,890)	$(1,084)	$146,834

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$3,834	$8,295
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	620	395
Net amortization of deferred loan (fees) costs	54	1
Provision for loan losses	1,041	1,900
Depreciation and amortization	1,292	1,665
Stock based compensation	327	268
Loans originated for sale	(702,136)	(757,377)
Proceeds of loans sold	703,071	744,511
Mortgage fee income	(18,586)	(16,182)
Gain on sale of securities	(716)	(605)
Loss on sale of securities	366	2
Gain on sale of portfolio loans	(212)	(600)
Gain on sale of subsidiary	—	(6,926)
Income on bank owned life insurance	(302)	(319)
Deferred taxes	178	(656)
Other, net	(5,008)	5,364
Net cash used in operating activities	(16,177)	(20,264)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(51,026)	(61,072)
Maturities/paydowns of investment securities available-for-sale	7,587	9,065
Maturities/paydowns of investment securities held-to-maturity	—	400
Sales of investment securities available-for-sale	33,075	39,527
Purchases of premises and equipment	(3,619)	(1,274)
Disposals of premises and equipment from sale of subsidiary	—	581
Net increase in loans	(49,749)	(55,552)
Purchases of restricted bank stock	(12,257)	(14,114)
Redemptions of restricted bank stock	8,932	12,752
Proceeds from sale of certificates of deposit with banks	1,733	—
Purchases of certificates of deposit with banks	(1,733)	—
Proceeds from sale of other real estate owned	—	15
Purchase of bank owned life insurance	(50)	—
Proceeds from sale of subsidiary	—	7,047
Net cash used in investing activities	(67,107)	(62,625)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(7,409)	54,928
Net decrease in repurchase agreements	(2,966)	(1,389)
Net change in short-term FHLB borrowings	72,357	29,856
Principal payments on FHLB borrowings	(576)	(46)
Proceeds from new FHLB borrowings	26,682	—
Proceeds from stock offering, net of issuance costs	4,931	—
Preferred stock redemption	(8,500)	—
Common stock options exercised	(8)	(8)
Cash dividends paid on common stock	(511)	(323)
Cash dividends paid on preferred stock	(251)	(500)
Net cash provided by financing activities	83,749	82,518
Increase (decrease) in cash and cash equivalents	465	(371)
Cash and cash equivalents at beginning of period	17,340	29,133
Cash and cash equivalents at end of period	$17,805	$28,762
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$709	$127
Cashless stock options exercised	$2	$16
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$5,895	$5,404
Income taxes	$4,977	$1,382
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements included in the Company’s 2016 filing on Form 10-K. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s December 31, 2016, Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Note 2 – Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public companies, this update will be effective for fiscal years beginning after December 15, 2017, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements, as it is our current policy to amortize premiums of investment securities to the earliest call date.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and Management Loan Committee ("MLC") are in the process of developing an understanding of this pronouncement, evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation.

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

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has performed a preliminary evaluation of these amendments. Based on this evaluation, the Company has determined that this new standard is not expected to have a material impact on the Company's consolidated financial statements as it relates to accounting for financial instruments. However, the Company will continue to monitor developments and additional guidance up to the effective date of these amendments.

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

There were no held-to-maturity securities at June 30, 2017 or December 31, 2016.

Amortized cost and fair values of investment securities available-for-sale at June 30, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$47,627	$148	$(221)	$47,554
U.S. Sponsored Mortgage-backed securities	59,094	84	(931)	58,247
Municipal securities	53,454	960	(492)	53,922
Total debt securities	160,175	1,192	(1,644)	159,723
Equity and other securities	14,952	435	—	15,387
Total investment securities available-for-sale	$175,127	$1,627	$(1,644)	$175,110

Amortized cost and fair values of investment securities available-for-sale at December 31, 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$29,234	$7	$(425)	$28,816
U.S. Sponsored Mortgage-backed securities	56,080	14	(1,362)	54,732
Municipal securities	72,075	744	(2,023)	70,796
Total debt securities	157,389	765	(3,810)	154,344
Equity and other securities	7,643	381	—	8,024
Total investment securities available-for-sale	$165,032	$1,146	$(3,810)	$162,368

The following table summarizes amortized cost and fair values of debt securities by maturity:

	June 30, 2017
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$200	$201
After one year, but within five	15,523	15,770
After five years, but within ten	18,087	18,020
After ten years	126,365	125,732
Total	$160,175	$159,723

Investment securities with a carrying value of $59.7 million at June 30, 2017, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2017, the details of which are included in the following table. Although these securities, if sold at June 30, 2017 would result in a pretax loss of $1.6 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2017, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at June 30, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (10)	$16,764	$(196)	$1,975	$(25)
U.S. Sponsored Mortgage-backed securities (33)	28,772	(479)	19,909	(452)
Municipal securities (47)	23,827	(472)	858	(20)
Equity and other securities (0)	$—	$—	$—	$—
	$69,363	$(1,147)	$22,742	$(497)

The following table discloses investments in an unrealized loss position at December 31, 2016:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (16)	$28,814	$(425)	$—	$—
U.S. Sponsored Mortgage-backed securities (29)	33,209	(1,040)	13,919	(322)
Municipal securities (86)	42,727	(2,023)	—	—
	$104,750	$(3,488)	$13,919	$(322)

For the three month period ended June 30, 2017 and 2016, the Company sold investments available-for-sale of $10.1 million and$18.3 million, respectively. These sales resulted in gross gains of $167 thousand and $224 thousand and gross losses of $0 and $2 thousand, respectively.

For the six month period ended June 30, 2017 and 2016, the Company sold investments available-for-sale of $33.1 million and $39.5 million, respectively. These sales resulted in gross gains of $716 thousand and $605 thousand and gross losses of $366 thousand and $2 thousand, respectively.

For the three and six month periods ended June 30, 2017 and 2016, the Company sold no investments held-to-maturity.

Note 4 – Loans and Allowance for Loan Losses

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of June 30, 2017 and 2016, net deferred fees of $859 thousand and $845 thousand, respectively, were included in the carrying value of loans.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. For the three and six months ended June 30, 2017 and 2016, the liability for unfunded commitments was $284 thousand and $224 thousand, respectively.

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

The following tables summarize the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at March 31, 2017	$7,285	$1,085	$790	$212	$9,372
Charge-offs	(150)	—	—	(13)	(163)
Recoveries	12	2	1	1	16
Provision	576	(95)	(14)	56	523
Allowance for loan losses balance at June 30, 2017	$7,723	$992	$777	$256	$9,748

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(263)	(141)	(33)	(16)	(453)
Recoveries	21	34	2	2	59
Provision	784	109	80	68	1,041
Allowance for loan losses balance at June 30, 2017	$7,723	$992	$777	$256	$9,748
Individually evaluated for impairment	$265	$14	$36	$71	$386
Collectively evaluated for impairment	$7,458	$978	$741	$185	$9,362

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$9,369	$1,051	$643	$267	$11,330
Collectively evaluated for impairment	772,901	241,121	63,679	13,347	1,091,048
Total Loans	$782,270	$242,172	$64,322	$13,614	$1,102,378

The following tables summarize the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at March 31, 2016	$6,221	$1,157	$747	$322	$8,447
Charge-offs	(578)	(57)	—	—	(635)
Recoveries	—	—	—	4	4
Provision	1,313	(89)	11	40	1,275
Allowance for loan losses balance at June 30, 2016	$6,956	$1,011	$758	$366	$9,091

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(680)	(124)	—	(22)	(826)
Recoveries	—	—	—	11	11
Provision	1,570	40	43	247	1,900
Allowance for loan losses balance at June 30, 2016	$6,956	$1,011	$758	$366	$9,091
Individually evaluated for impairment	$1,338	$—	$—	$258	$1,596
Collectively evaluated for impairment	$5,618	$1,011	$758	$108	$7,495

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,101	$763	$28	$379	$13,271
Collectively evaluated for impairment	749,201	241,157	68,526	15,351	1,074,235
Total Loans	$761,302	$241,920	$68,554	$15,730	$1,087,506

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

At June 30, 2017 and December 31, 2016, these balances totaled $20.0 million and $20.5 million, respectively. Of the $54.3 million decrease since originally purchased, MVB refinanced $19.6 million and sold participations totaling $10.5 million and sold $9.7 million back to the institution from which the loans were originally purchased in December 2013. The remainder of the decrease was the result of $6.8 million in loan amortization and $7.7 million in principal paydowns and/or loan payoffs. The weighted average yield on the remaining portfolio is 5.46%.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2017 and December 31, 2016:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2017
Commercial
Commercial Business	$3,313	$14	$177	$3,490	$3,491
Commercial Real Estate	1,237	177	1,437	2,674	2,701
Acquisition & Development	262	74	2,943	3,205	5,474
Total Commercial	4,812	265	4,557	9,369	11,666
Residential	113	14	938	1,051	1,112
Home Equity	573	36	70	643	655
Consumer	205	71	62	267	474
Total Impaired Loans	$5,703	$386	$5,627	$11,330	$13,907

December 31, 2016
Commercial
Commercial Business	$—	$—	$3,342	$3,342	$4,102
Commercial Real Estate	2,757	302	892	3,649	3,676
Acquisition & Development	264	74	3,526	3,790	6,059
Total Commercial	3,021	376	7,760	10,781	13,837
Residential	783	122	378	1,161	1,166
Home Equity	62	36	70	132	135
Consumer	16	9	62	78	285
Total Impaired Loans	$3,882	$543	$8,270	$12,152	$15,423

Impaired loans have decreased by $822 thousand, or 6.8%, during 2017. This change is the net effect of multiple factors, including the identification of $946 thousand of impaired loans, principal curtailments of $645 thousand, partial charge-offs of $269 thousand, foreclosure and reclassification to other real estate owned of $713 thousand, reclassification of $45 thousand of previously reported impaired loans to performing loans, and normal loan amortization.

The following tables presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Six Months Ended June 30, 2017			Three Months Ended June 30, 2017
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,358	$78	$59	$3,368	$34	$46
Commercial Real Estate	2,718	50	50	2,632	50	24
Acquisition & Development	3,673	4	6	3,571	4	3
Total Commercial	9,749	132	115	9,571	88	73
Residential	1,336	4	24	1,256	4	7
Home Equity	649	1	1	644	1	—
Consumer	163	—	—	184	—	—
Total	$11,897	$137	$140	$11,655	$93	$80

	Six Months Ended June 30, 2016			Three Months Ended June 30, 2016
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,553	$78	$65	$3,843	$39	$39
Commercial Real Estate	4,542	56	50	6,526	28	25
Acquisition & Development	2,686	4	6	2,651	2	3
Total Commercial	10,781	138	121	13,020	69	67
Residential	962	10	14	865	5	9
Home Equity	28	1	1	28	—	—
Consumer	283	—	—	368	—	—
Total	$12,054	$149	$136	$14,281	$74	$76

As of June 30, 2017, the Bank held six foreclosed residential real estate properties representing $513 thousand, or 46%, of the total balance of other real estate owned. There are five additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $402 thousand as of June 30, 2017. These loans are included in the table above and have a total of $12 thousand in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Commercial
Commercial Business	$369,367	$3,394	$5,809	$—	$378,570
Commercial Real Estate	258,398	21,281	4,281	40	284,000
Acquisition & Development	107,316	7,159	2,582	2,643	119,700
Total Commercial	735,081	31,834	12,672	2,683	782,270
Residential	239,660	1,916	316	280	242,172
Home Equity	62,955	1,230	137	—	64,322
Consumer	13,173	205	174	62	13,614
Total Loans	$1,050,869	$35,185	$13,299	$3,025	$1,102,378

December 31, 2016
Commercial
Commercial Business	$377,631	$2,933	$6,833	$69	$387,466
Commercial Real Estate	240,851	26,340	3,532	737	271,460
Acquisition & Development	90,875	1,905	2,584	3,226	98,590
Total Commercial	709,357	31,178	12,949	4,032	757,516
Residential	212,869	1,664	787	132	215,452
Home Equity	64,706	582	98	—	65,386
Consumer	14,134	302	13	62	14,511
Total Loans	$1,001,066	$33,726	$13,847	$4,226	$1,052,865

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and or the MLC, as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or MLC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2017 and December 31, 2016:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
June 30, 2017
Commercial
Commercial Business	$377,188	$770	$435	$177	$1,382	$378,570	$177	$—
Commercial Real Estate	283,290	241	—	469	710	284,000	469	—
Acquisition & Development	117,670	—	—	2,030	2,030	119,700	2,943	—
Total Commercial	778,148	1,011	435	2,676	4,122	782,270	3,589	—
Residential	240,686	—	1,066	420	1,486	242,172	630	—
Home Equity	64,141	35	76	70	181	64,322	616	—
Consumer	13,336	62	—	216	278	13,614	267	—
Total Loans	$1,096,311	$1,108	$1,577	$3,382	$6,067	$1,102,378	$5,102	$—

December 31, 2016
Commercial
Commercial Business	$387,208	$15	$169	$74	$258	$387,466	$74	$—
Commercial Real Estate	270,339	229	—	892	1,121	271,460	1,375	—
Acquisition & Development	96,014	—	—	2,576	2,576	98,590	3,526	—
Total Commercial	753,561	244	169	3,542	3,955	757,516	4,975	—
Residential	212,502	2,067	419	464	2,950	215,452	1,072	—
Home Equity	64,791	525	—	70	595	65,386	104	—
Consumer	14,354	55	34	68	157	14,511	78	—
Total Loans	$1,045,208	$2,891	$622	$4,144	$7,657	$1,052,865	$6,229	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At June 30, 2017 and December 31, 2016, the Bank had specific reserve allocations for TDR’s of $282 thousand and $348 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $8.0 million and $8.8 million as of June 30, 2017 and December 31, 2016, respectively. Of these totals, $6.2 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 55% and 48%, respectively of total impaired loans. Meanwhile, $1.7 million and $1.7 million, respectively, represent two loans to a single borrower that has defaulted under the restructured terms. Both loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. This borrower has experienced continued financial difficulty and are considered non-performing loans as of June 30, 2017 and December 31, 2016. There were no previously restructured loans that defaulted during the three months ended June 30, 2017.

There were no new TDR's for the three and six months ended June 30, 2017 and 2016.

Note 5 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $186.8 million at June 30, 2017, compared to $87.7 million at December 31, 2016.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Balance at end of period	$186,772	$87,733
Average balance during the period	89,631	137,822
Maximum month-end balance	186,772	210,600
Weighted-average rate during the year	1.10%	0.51%
Weighted-average rate at end of period	1.24%	0.74%

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

All of the Company’s repurchase agreements were overnight agreements at June 30, 2017 and December 31, 2016. These borrowings were collateralized with investment securities with a carrying value of $23.9 million and $26.0 million at June 30, 2017 and December 31, 2016, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $22.2 million at June 30, 2017, compared to $25.2 million in December 31, 2016.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Balance at end of period	$22,194	$25,160
Average balance during the period	21,268	27,066
Maximum month-end balance	24,126	29,561
Weighted-average rate during the year	0.34%	0.27%
Weighted-average rate at end of period	0.33%	0.28%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,825	$2,390
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	787	798
	$2,612	$3,188

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Balance at end of period	$33,524	$33,524
Average balance during the period	33,524	33,524
Maximum month-end balance	33,524	33,524
Weighted-average rate during the year	6.66%	6.64%
Weighted-average rate at end of period	6.66%	6.63%

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

The Company reflects subordinated debt in the amount of $33.5 million and $33.5 million as of June 30, 2017 and December 31, 2016 and interest expense of $1.1 million and $1.1 million for the six months ended June 30, 2017 and 2016.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2017	186,830
2018	81
2019	85
2020	90
2021	879
Thereafter	34,943
$222,908

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

Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three and six months ended June 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$47,554	$—	$47,554
U.S. Sponsored Mortgage backed securities	—	58,247	—	58,247
Municipal securities	—	53,922	—	53,922
Equity and other securities	2,206	13,181	—	15,387
Loans held for sale	—	107,825	—	107,825
Interest rate lock commitment	—	—	2,094	2,094
Mortgage-backed security hedges	—	449	—	449
Interest rate swap	—	58	—	58
Interest rate cap	—	58	—	58
Liabilities:
Interest rate swap	—	58	—	58

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$28,816	$—	$28,816
U.S. Sponsored Mortgage backed securities	—	54,732	—	54,732
Municipal securities	—	70,796	—	70,796
Equity and other securities	897	7,127	—	8,024
Loans held for sale	—	90,174	—	90,174
Interest rate lock commitment	—	—	1,546	1,546
Mortgage-backed security hedges	—	372	—	372
Interest rate swap	—	250	—	250
Interest rate cap	—	268	—	268
Liabilities:
Interest rate swap	—	250	—	250

The following table represents recurring level III assets:

Interest Rate Lock Commitments (Dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Balance, beginning of period	$2,855	$2,769	$1,546	$1,583

Realized and unrealized gains included in earnings	(761)	856	548	2,042

Balance, end of period	$2,094	$3,625	$2,094	$3,625

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2017 and December 31, 2016 are included in the table below:

	June 30, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$10,944	$10,944
Other real estate owned	—	—	1,119	1,119

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,609	$11,609
Other real estate owned	—	—	414	414

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at June 30, 2017 and December 31, 2016.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2017
Nonrecurring measurements:
Impaired loans	$10,944	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,119	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$2,094	Pricing model	Pull through rates	73% - 80%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2016
Nonrecurring measurements:
Impaired loans	$11,609	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$414	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,546	Pricing model	Pull through rates	73% - 85%

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2017
Financial assets:
Cash and cash equivalents	$17,805	$17,805	$17,805	$—	$—
Certificates of deposits with other banks	14,527	14,422	—	14,422	—
Securities available-for-sale	175,110	175,110	2,206	172,904	—
Loans held for sale	107,825	107,825	—	107,825	—
Loans, net	1,092,630	1,086,534	—	—	1,086,534
Mortgage servicing rights	186	186	—	—	186
Interest rate lock commitment	2,094	2,094	—	—	2,094
Mortgage-backed security hedges	449	449	—	449	—
Interest rate swap	58	58	—	58	—
Interest rate cap	58	58	—	58	—
Accrued interest receivable	4,357	4,357	—	992	3,365

Financial liabilities:
Deposits	$1,099,608	$1,058,544	$—	$1,058,544	$—
Repurchase agreements	22,194	22,194	—	22,194	—
FHLB and other borrowings	189,384	189,450	—	189,450	—
Mortgage-backed security hedges	—	—	—	—	—
Interest rate swap	58	58	—	58	—
Accrued interest payable	529	529	—	529	—
Subordinated debt	33,524	32,275	—	32,275	—

December 31, 2016
Financial assets:
Cash and cash equivalents	$17,340	$17,340	$17,340	$—	$—
Certificates of deposits with other banks	14,527	14,985	—	14,985	—
Securities available-for-sale	162,368	162,368	897	161,471	—
Loans held for sale	90,174	90,174	—	90,174	—
Loans, net	1,043,764	1,035,437	—	—	1,035,437
Mortgage servicing rights	190	190	—	—	190
Interest rate lock commitment	1,546	1,546	—	—	1,546
Mortgage-backed security hedges	372	372	—	372	—
Interest rate swap	250	250	—	250	—
Interest rate cap	268	268	—	268	—
Accrued interest receivable	3,951	3,951	—	1,002	2,949

Financial liabilities:
Deposits	$1,107,017	$1,116,174	$—	$1,116,174	$—
Repurchase agreements	25,160	25,160	—	25,160	—
FHLB and other borrowings	90,921	90,919	—	90,919	—
Interest rate swap	250	250	—	250	—
Accrued interest payable	741	741	—	741	—
Subordinated debt	33,524	32,275	—	32,275	—

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

Note 7 – Stock Offerings

On March 13, 2017, the Company entered into an Investment Agreement (the “Investment Agreement”) with its Chief Executive Officer, Larry F. Mazza (“Mazza”). Pursuant to the Investment Agreement, Mazza committed to subscribe for and purchase, at the Subscription Price, upon expiration of the Rights Offering, the number of shares of the Company’s common stock, if any, equal to the amount by which 100,000 exceeds the number of shares purchased by Mazza in the Rights Offering. Pursuant to the Investment Agreement, Mazza agreed not to sell or otherwise transfer any shares acquired in connection with the Investment Agreement for a period of six months following the closing of the Rights Offering.

Larry F. Mazza purchased 100,000 shares of the Company's common stock: 90,999 under the rights offering and 9,001 shares under the Investment Agreement

On March 13, 2017, the Company filed with the SEC a prospectus supplement and accompanying base prospectus (collectively, the “Prospectus”) relating to the commencement of the Company’s rights offering (the “Rights Offering”), pursuant to which the Company distributed, at no charge, non-transferable subscription rights to the holders of its common stock as of 5:00 p.m., Eastern time, on March 10, 2017. The subscription rights were exercisable for up to a total of 434,783 shares of the Company’s common stock, subject to such terms and conditions as further described in the Prospectus.

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

The Purchase Agreements required the Company to file a registration statement with the SEC to register for resale the 1,913,044 shares of common stock issued to the Investors in the Private Placement. The registration statement was declared effective by the SEC on December 27, 2016.

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

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands except shares and per share data)	2017	2016	2017	2016
Numerator for basic earnings per share:
Net income from continuing operations	$3,834	$4,360	$2,260	$2,458
Less: Dividends on preferred stock	251	500	122	314
Net income from continuing operations available to common shareholders - basic	3,583	3,860	2,138	2,144
Net income from discontinued operations available to common shareholders - basic and diluted	—	3,935	—	4,041
Net income available to common shareholders	$3,583	$7,795	$2,138	$6,185

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$3,583	$3,860	$2,138	$2,144
Add: Dividends on convertible preferred stock	—	—	—	122
Add: Interest on subordinated debt (tax effected)	—	622	349	312
Net income available to common shareholders from continuing operations - diluted	$3,583	$4,482	$2,487	$2,578

Denominator:
Total average shares outstanding	10,171,198	8,070,082	10,343,933	8,078,000
Effect of dilutive convertible preferred stock	—	—	—	489,625
Effect of dilutive convertible subordinated debt	—	1,837,500	1,837,500	1,837,500
Effect of dilutive stock options	1,056	17,991	—	27,995
Total diluted average shares outstanding	10,172,254	9,925,573	12,181,433	10,433,120

Earnings per share from continuing operations - basic	$0.35	$0.48	$0.21	$0.27
Earnings per share from discontinued operations - basic	$—	$0.49	$—	$0.50
Earnings per common shareholder - basic	$0.35	$0.97	$0.21	$0.77

Earnings per share from continuing operations - diluted	$0.35	$0.45	$0.20	$0.25
Earnings per share from discontinued operations - diluted	$—	$0.40	$—	$0.38
Earnings per common shareholder - diluted	$0.35	$0.85	$0.20	$0.63

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and six month periods ended June 30, 2017 and 2016 are as follows:

Three Months Ended June 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$12,907	$1,073	$1	$(167)	$13,814
Mortgage fee income	188	8,937	—	(173)	8,952
Insurance and investment services income	124	—	—	—	124
Other income	1,405	1,137	1,307	(1,358)	2,491
Total operating income	14,624	11,147	1,308	(1,698)	25,381
Expenses:
Interest expense	2,168	534	558	(340)	2,920
Salaries and employee benefits	3,267	7,147	1,384	—	11,798
Provision for loan losses	467	56	—	—	523
Other expense	5,065	2,044	954	(1,358)	6,705
Total operating expenses	10,967	9,781	2,896	(1,698)	21,946
Income (loss) from continuing operations, before income taxes	3,657	1,366	(1,588)	—	3,435
Income tax expense (benefit) - continuing operations	1,165	540	(530)	—	1,175
Net income (loss) from continuing operations	2,492	826	(1,058)	—	2,260
Net income (loss)	$2,492	$826	$(1,058)	$—	$2,260
Preferred stock dividends	—	—	122	—	122
Net income (loss) available to common shareholders	$2,492	$826	$(1,180)	$—	$2,138

Capital Expenditures for the three-month period ended June 30, 2017	$1,732	$282	$17	$—	$2,031
Total Assets as of June 30, 2017	1,503,809	157,197	181,235	(335,188)	1,507,053
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of June 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Three Months Ended June 30, 2016	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$12,591	$1,154	$1	$—	$(166)	$13,580
Mortgage fee income	(73)	9,750	—	—	(280)	9,397
Insurance and investment services income	122	—	—	—	—	122
Other income	1,404	1,157	1,252	—	(1,332)	2,481
Total operating income	14,044	12,061	1,253	—	(1,778)	25,580
Expenses:
Interest expense	2,159	572	553	—	(446)	2,838
Salaries and employee benefits	2,899	7,430	1,406	—	—	11,735
Provision for loan losses	1,275	—	—	—	—	1,275
Other expense	4,431	1,982	939	—	(1,332)	6,020
Total operating expenses	10,764	9,984	2,898	—	(1,778)	21,868
Income (loss) from continuing operations, before income taxes	3,280	2,077	(1,645)	—	—	3,712
Income tax expense (benefit) - continuing operations	1,012	800	(558)	—	—	1,254
Net income (loss) from continuing operations	2,268	1,277	(1,087)	—	—	2,458
Income (loss) from discontinued operations	—	—	6,926	(410)	—	6,516
Income tax expense (benefit) - discontinued operations	$—	$—	$2,629	$(154)	$—	$2,475
Net income (loss) from discontinued operations	$—	$—	$4,297	$(256)	$—	$4,041
Net income (loss)	$2,268	$1,277	$3,210	$(256)	$—	$6,499
Preferred stock dividends	—	—	314	—	—	314
Net income (loss) available to common shareholders	$2,268	$1,277	$2,896	$(256)	$—	$6,185

Capital Expenditures for the three-month period ended June 30, 2016	$404	$114	$106	$—	$—	$624
Total Assets as of June 30, 2016	1,477,737	156,334	160,168	—	(309,277)	1,484,962
Total Assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of June 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

Six Months Ended June 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$25,218	$1,854	$2	$(192)	$26,882
Mortgage fee income	373	18,574	—	(361)	18,586
Insurance and investment services income	248	—	—	—	248
Other income	2,361	(694)	2,518	(2,628)	1,557
Total operating income	28,200	19,734	2,520	(3,181)	47,273
Expenses:
Interest expense	4,288	838	1,109	(553)	5,682
Salaries and employee benefits	5,924	13,101	2,735	—	21,760
Provision for loan losses	967	74	—	—	1,041
Other expense	9,716	4,143	1,829	(2,628)	13,060
Total operating expenses	20,895	18,156	5,673	(3,181)	41,543
Income (loss) from continuing operations, before income taxes	7,305	1,578	(3,153)	—	5,730
Income tax expense (benefit) - continuing operations	2,326	636	(1,066)	—	1,896
Net income (loss) from continuing operations	4,979	942	(2,087)	—	3,834
Income (loss) from discontinued operations	—	—	—	—	—
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$—	$—
Net income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$4,979	$942	$(2,087)	$—	$3,834
Preferred stock dividends	—	—	251	—	251
Net income (loss) available to common shareholders	$4,979	$942	$(2,338)	$—	$3,583

Capital Expenditures for the year ended June 30, 2017	$2,600	$973	$46	$—	$3,619
Total Assets as of June 30, 2017	1,503,809	157,197	181,235	(335,188)	1,507,053
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of June 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Six Months Ended June 30, 2016	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$25,055	$2,095	$1	$—	$(189)	$26,962
Mortgage fee income	(95)	16,859	—	—	(582)	16,182
Insurance and investment services income	175	—	—	—	—	175
Other income	2,474	1,835	2,866	—	(2,921)	4,254
Total operating income	27,609	20,789	2,867	—	(3,692)	47,573
Expenses:
Interest expense	4,199	991	1,105	—	(770)	5,525
Salaries and employee benefits	5,730	13,142	3,172	—	—	22,044
Provision for loan losses	1,900	—	—	—	—	1,900
Other expense	8,904	3,925	1,703	—	(2,922)	11,610
Total operating expenses	20,733	18,058	5,980	—	(3,692)	41,079
Income (loss) from continuing operations, before income taxes	6,876	2,731	(3,113)	—	—	6,494
Income tax expense (benefit) - continuing operations	2,150	1,058	(1,074)	—	—	2,134
Net income (loss) from continuing operations	4,726	1,673	(2,039)	—	—	4,360
Income (loss) from discontinued operations	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	$—	$—	$2,629	$(218)	$—	$2,411
Net income (loss) from discontinued operations	$—	$—	$4,297	$(362)	$—	$3,935
Net income (loss)	$4,726	$1,673	$2,258	$(362)	$—	$8,295
Preferred stock dividends			500			500
Net income (loss) available to common shareholders	$4,726	$1,673	$1,758	$(362)	$—	$7,795

Capital Expenditures for the year ended June 30, 2016	$952	$155	$167	$—	$—	$1,274
Total Assets as of June 30, 2016	1,477,737	156,334	160,168	—	(309,277)	1,484,962
Total Assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of June 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

Commercial & Retail Banking

For the three months ended June 30, 2017, the Commercial & Retail Banking segment earned $2.5 million compared to $2.3 million in 2016. Net interest income increased by $307 thousand, primarily the result of interest on taxable securities increasing by $313 thousand and interest on FHLB and other borrowings decreasing by $6 thousand. The decrease in interest expense on FHLB and other borrowings was due to a decrease in the average balance of FHLB and other borrowings of $63.4 million and offset by a 63 basis point increase in cost. The increase in interest income on taxable investment securities was due to an increase in the average balance of taxable investment securities of $44.6 million. Noninterest income increased by $264 thousand which was the result of a $261 thousand increase in mortgage fee income and a $319 thousand increase in other operating income, which was offset by a $55 thousand decrease in gain on sale of securities, and a $247 thousand decrease in gain on sale of portfolio loans. Noninterest expense increased by $1.0 million, primarily the result of the following: a $368 thousand increase in salaries and employee benefits expense, a $249 thousand increase in data processing and communications expense, a $111 thousand increase in other operating expenses, a $107 thousand increase in insurance, tax, and assessment expense, a $72 thousand increase in equipment depreciation and maintenance, a $63 thousand increase in occupancy and equipment expense, and a $38 thousand increase in travel, entertainment, dues, and subscriptions expense.

In addition, provision expense decreased by $808 thousand due to a significantly lower level of charge-offs in the second quarter of 2017 versus the second quarter of 2016, with the overall decrease also being impacted by increased loan volume in the second quarter of 2017 versus the same quarter in 2016; and variations in historical loss rates.

For the six months ended June 30, 2017, the Commercial & Retail Banking segment earned $5.0 million compared to $4.7 million in 2016. Net interest income increased by $74 thousand, primarily the result of interest on taxable investment securities increasing by $548 thousand, which was offset by interest and fees on loans decreasing by $354 thousand. The increase in interest income was further offset by an increase in total interest expense of $89 thousand, primarily the result of a $59 thousand increase in interest on FHLB and other borrowings and a $32 thousand increase in interest on deposits. Noninterest income increased $428 thousand, which was the result of a $468 thousand increase in mortgage fee income, which was partially offset by a $18 thousand decrease in income on bank owned life insurance and a $6 thousand decrease in service charges on deposits. Noninterest expense increased by $1.0 million, primarily the result of a $385 thousand increase in data processing and communications, a $199 thousand increase in insurance, tax, and assessment expense, a $194 thousand increase in salaries and employee benefits expense, a $255 thousand increase in occupancy and equipment, and a $116 thousand increase in travel, entertainment, dues, and subscriptions, which was offset by a $79 thousand decrease in professional fees.

In addition, provision expense decreased by $933 thousand due to a significantly lower level of charge-offs during the six month period ended June 30, 2017 versus the same time period in 2016, with the overall decrease being impacted by a lower level of ASC 310-10 specific loss allocations; increased loan volume in the first six months of 2017 versus the same time period in 2016; and variations in historical loss rates.

Mortgage Banking

For the three months ended June 30, 2017, the Mortgage Banking segment earned $826 thousand compared to $1.3 million in 2016. Net interest income decreased $43 thousand, noninterest income decreased by $833 thousand, and noninterest expense decreased by $221 thousand. The decrease in noninterest income was related to the $813 thousand decrease in mortgage fee income. The $221 thousand decrease in noninterest expense was primarily the result of the following: a $283 thousand decrease in salaries and employee benefits expense, which was primarily due to a 13.2% decrease in origination volume and offset by a $610 thousand decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: a $50 thousand decrease in mortgage processing expense, a $119 thousand increase in occupancy and equipment expense, a $55 thousand increase in travel, entertainment, dues, and subscriptions expense.

For the six months ended June 30, 2017, the Mortgage Banking segment earned $942 thousand compared to $1.7 million in 2016. Net interest income decreased $88 thousand, noninterest income decreased $814 thousand, and noninterest expense increased $177 thousand. The decrease in noninterest income was related to the decrease of $2.5 million in the gain on derivative, which was offset by the $1.7 million increase in mortgage fee income. The $177 thousand increase in noninterest expense was primarily the result of the following: a $104 thousand increase in travel, entertainment, dues, and subscriptions, a $141 thousand increase in occupancy and equipment expense.

Financial Holding Company

For the three months ended June 30, 2017, the Financial Holding Company segment lost $1.1 million compared to a loss of $1.1 million in 2016, excluding discontinued operations. Interest expense increased $5 thousand, noninterest income increased $55 thousand, and noninterest expense decreased $7 thousand. The increase in noninterest income was due to a $55 thousand increase in other operating income, primarily intercompany services income related to Regulation W. In addition, the income tax benefit decreased $28 thousand. The decrease in noninterest expense was primarily due to a $22 thousand decrease in salaries and employee benefits expense, a $58 thousand decrease in professional fees, which was offset by a $51 thousand increase in occupancy and equipment expense, and a $25 thousand increase in other operating expense.

For the six months ended June 30, 2017, the Financial Holding Company segment lost $2.1 million compared to a loss of $2.0 million in 2016, excluding discontinued operations. Interest expense increased $4 thousand, noninterest income decreased $348 thousand, and noninterest expense decreased $311 thousand. The decrease in noninterest income was due to a $70 thousand decrease in gain on sale of securities and a $278 thousand decrease in other operating income, primarily intercompany services income related to Regulation W. In addition, the income tax benefit increased $8 thousand. The decrease in noninterest expense was primarily due to a $437 thousand decrease in salaries and employee benefits expense, a $42 thousand decrease in data processing and communications expense, and a $40 thousand decrease in professional fees, which was offset by a $97 thousand increase in occupancy and equipment expense, a $79 thousand increase in other operating expense, and a $20 thousand increase in travel, entertainment, dues, and subscriptions.

Insurance

The discontinued insurance segment lost $256 thousand for the three months ended June 30, 2016 and lost $362 thousand for the six months ended June 30, 2016. In June 2016, primarily all the assets of the Insurance segment were sold and the segment was reorganized as a subsidiary of the Bank. There is no insurance segment in 2017.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of June 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Service cost	$—	$—	—	—
Interest cost	90	92	180	184
Expected Return on Plan Assets	(86)	(83)	(172)	(165)
Amortization of Net Actuarial Loss	60	59	120	118
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$64	$68	128	137
Contributions Paid	$58	$40	116	80

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three and six months ended June 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$167	$222	$350	$603	Gain on sale of securities
	167	222	350	603	Total before tax
	(67)	(89)	(140)	(241)	Income tax expense
	100	133	210	362	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(60)	(59)	(120)	(118)	Salaries and benefits
	(60)	(59)	(120)	(118)	Total before tax
	24	24	48	47	Income tax expense
	(36)	(35)	(72)	(71)	Net of tax

Total reclassifications	$64	$98	$138	$291

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at March 31, 2017	$(1,439)	$(2,581)	$(4,020)
Other comprehensive loss before reclassification	1,530	(336)	1,194
Amounts reclassified from AOCI	(100)	36	(64)
Net current period OCI	1,430	(300)	1,130
Balance at June 30, 2017	$(9)	$(2,881)	$(2,890)

Balance at March 31, 2016	$754	$(2,880)	$(2,126)
Other comprehensive loss before reclassification	1,081	(215)	866
Amounts reclassified from AOCI	(133)	35	(98)
Net current period OCI	948	(180)	768
Balance at June 30, 2016	$1,702	$(3,060)	$(1,358)

Balance at December 31, 2016	$(1,598)	$(2,679)	$(4,277)
Other comprehensive loss before reclassification	1,799	(274)	1,525
Amounts reclassified from AOCI	(210)	72	(138)
Net current period OCI	1,589	(202)	1,387
Balance at June 30, 2017	$(9)	$(2,881)	$(2,890)

Balance at December 31, 2015	$(363)	$(2,570)	$(2,933)
Other comprehensive loss before reclassification	2,427	(561)	1,866
Amounts reclassified from AOCI	(362)	71	(291)
Net current period OCI	2,065	(490)	1,575
Balance at June 30, 2016	$1,702	$(3,060)	$(1,358)

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

There were no assets or liabilities related to discontinued operations at June 30, 2017 or December 31, 2016.

Net income from discontinued operations, net of tax, for the six and three months ended June 30, 2017 and June 30, 2016, were as follows:

	Six months ended June 30,		Three months ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
NONINTEREST INCOME
Insurance and investment services income	$—	$1,887	$—	$823
Gain on sale of subsidiary	—	6,926	—	6,926
Other operating income	—	2	—	1
Total noninterest income	—	8,815	—	7,750

NONINTEREST EXPENSES
Salary and employee benefits	—	1,937	—	986
Occupancy expense	—	124	—	52
Equipment depreciation and maintenance	—	29	—	15
Data processing and communications	—	79	—	39
Marketing, contributions and sponsorships	—	7	—	4
Professional fees	—	2	—	2
Printing, postage and supplies	—	12	—	5
Insurance, tax and assessment expense	—	58	—	32
Travel, entertainment, dues and subscriptions	—	67	—	41
Other operating expenses	—	154	—	58
Total noninterest expense	—	2,469	—	1,234
Loss from discontinued operations, before income taxes	—	6,346	—	6,516
Income tax benefit - discontinued operations	—	2,411	—	2,475
Net loss from discontinued operations	$—	$3,935	$—	$4,041

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at June 30, 2017 and December 31, 2016 and the results of our operations for the three and six months ended June 30, 2017 and 2016. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2016.

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

Summary of Results of Operations

As of June 30, 2017 and 2016 and for the six and three months ended June 30, 2017 and June 30, 2016:

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Earnings and Per Share Data:
Net income from continuing operations	$3,834	$4,360	$2,260	$2,458
Net income from discontinued operations	$—	$3,935	$—	$4,041
Net income	$3,834	$8,295	$2,260	$6,499
Net income available to common shareholders	$3,583	$7,795	$2,138	$6,185
Earnings per share from continuing operations - basic	$0.35	$0.48	$0.21	$0.27
Earnings per share from discontinued operations - basic	$—	$0.49	$—	$0.50
Earnings per common shareholder - basic	$0.35	$0.97	$0.21	$0.77
Earnings per share from continuing operations - diluted	$0.35	$0.45	$0.20	$0.25
Earnings per share from discontinued operations - diluted	$—	$0.40	$—	$0.38
Earnings per common shareholder - diluted	$0.35	$0.85	$0.20	$0.63
Cash dividends paid per common share	$0.05	$0.04	$0.025	$0.02
Book value per common share	$13.31	$13.33	$13.31	$13.33
Weighted average shares outstanding - basic	10,171,198	8,070,082	10,343,933	8,078,000
Weighted average shares outstanding - diluted	10,172,254	9,925,573	12,181,433	10,433,120

Performance Ratios:
Return on average assets - continuing operations [1]	0.54%	0.62%	0.63%	0.67%
Return on average assets - discontinued operations [1]	—%	0.56%	—%	1.11%
Return on average equity - continuing operations [1]	5.45%	7.48%	6.30%	8.34%
Return on average equity - discontinued operations [1]	—%	6.75%	—%	13.71%
Net interest margin [2]	3.25%	3.24%	3.31%	3.14%
Efficiency ratio [3]	83.72%	80.04%	82.38%	78.07%
Overhead ratio 1 4	4.93%	4.76%	5.19%	4.86%

Asset Quality Data and Ratios:
Charge-offs	$453	$826	$163	$635
Recoveries	$59	$11	$16	$4
Net loan charge-offs to total loans [1] [5]	0.07%	0.15%	0.05%	0.23%
Allowance for loan losses	$9,748	$9,101	$9,748	$9,091
Allowance for loan losses to total loans [6]	0.88%	0.84%	0.88%	0.84%
Nonperforming loans	$5,103	$8,201	$5,103	$8,201
Nonperforming loans to total loans	0.46%	0.75%	0.46%	0.75%

Capital Ratios:
Equity to assets	9.74%	8.35%	9.74%	8.35%
Leverage ratio	9.59%	7.67%	9.59%	7.67%
Common equity Tier 1 capital ratio	10.32%	7.69%	10.32%	7.69%
Tier 1 risk-based capital ratio	11.33%	9.44%	11.33%	9.44%
Total risk-based capital ratio	14.66%	12.73%	14.66%	12.73%
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

During July 2017, the Bank opened its third full-service Monongalia County banking branch in the Suncrest area of Morgantown, West Virginia. Also in July, the Bank opened a full-service banking branch in Leesburg, Loudoun County, Virginia.

Currently, the Bank operates fifteen full-service banking branches in West Virginia and Virginia, which are located at: 301 Virginia Avenue in Fairmont, Marion County; 100 NASA Boulevard in Fairmont, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 704 Foxcroft Avenue in Martinsburg, Berkeley County; 5091 Gerrardstown Road in Inwood, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10 Sterling Drive in Morgantown, Monongalia County; 231 Aikens Center in Martinsburg, Berkeley County; 400 Washington Street East in Charleston, Kanawha County; 1801 Old Reston Avenue in Reston, Fairfax County, 51 Donahue Drive, Suite 115, in Morgantown, Monongalia County, and 106 Harrison Street, Leesburg, Loudoun County.

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

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2016 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At June 30, 2017, the Company had 386 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statements of Income

For the three months ended June 30, 2017, the Company earned $2.3 million compared to $2.5 million in the second quarter of 2016, excluding discontinued operations. Net interest income increased by $152 thousand, noninterest income decreased by $434 thousand, and noninterest expenses increased by $747 thousand. The increase in net interest income was driven by an increase of $234 thousand in interest income and a $82 thousand increase in interest expense. Although average loan balances decreased $76.9 million, yield on loans and loans held for sale increased 27 basis points, primarily due to an increase in commercial loan yield of 24 basis points and an increase in real estate loan yield of 38 basis points. Additionally, yield on investment securities increased 19 basis points. Although average interest bearing liabilities decreased $76.1 million, the cost of FHLB and other borrowings increased by 63 basis points due to multiple interest rate increases since June 30, 2016.

Loan loss provisions of $523 thousand and $1.3 million were made for the quarters ended June 30, 2017 and 2016, respectively. The decrease in loan loss provision is most attributable to a significantly lower level of charge-offs in the second quarter of 2017 versus the second quarter of 2016. Meanwhile, the overall decrease in provision was somewhat reduced by the need for additional provision as a result of increased loan volume in the second quarter of 2017 versus the same quarter in 2016; and variations in historical loss rates between June 30, 2017 and June 30, 2016. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. The Company charged off $163 thousand in loans during the second quarter of 2017 versus $635 thousand for the same time period in 2016. The total loan portfolio increased by $25.6 million in the second quarter of 2017, with the increase being concentrated in the commercial loan portfolio, while increasing by $12.0 million for the same time period in 2016, with the increase being more evenly distributed across the commercial and residential real estate portfolios.

For the six months ended June 30, 2017, the Company earned $3.8 million compared to $4.4 million for the six months ended June 30, 2016, excluding discontinued operations. Net interest income decreased by $237 thousand, non interest income decreased by $222 thousand, and noninterest expenses increased by $1.2 million. The decrease in net interest income was driven by a decrease of $80 thousand in interest income and a $157 thousand increase in interest expense. Although average loan balances decreased $33.2 million, yield on loans and loans held for sale increased 5 basis points. This increase was partially offset by a decrease in yield on commercial loans which was primarily the result of the recovery of non-accrual interest on one loan relationship which contributed $662 thousand to commercial loan interest income for the six months ended June 30, 2016, representing 18 basis point increase in commercial loan yield for the period. Additionally, yield on investment securities increased 15 basis points. Although average interest bearing liabilities decreased $45.7 million, the cost of FHLB and other borrowings increased by 49 basis points due to multiple interest rate increases since June 30, 2016.

Loan loss provisions of $1.0 million and $1.9 million were made for the six months ended June 30, 2017 and 2016, respectively. The decrease in loan loss provision is most attributable to a significantly lower level of charge-offs during the six month period ended June 30, 2017 versus the same time period in 2016, with the overall decrease being impacted by a lower level of ASC 310-10 specific loss allocations. Meanwhile, the overall decrease in provision was somewhat reduced by the need for additional provision as a result of increased loan volume in the first six months of 2017 versus the same time period in 2016; and variations in historical loss rates between June 30, 2017 and June 30, 2016. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.  The Company charged off $453 thousand in loans during the six month period ended June 30, 2017 versus $826 thousand for the same time period in 2016. Additionally, during the six month period ended June 30, 2017, ASC 310-10 specific loss allocations increased by $783 thousand, while in the same time period of 2017, the specific loss allocations decreased by $157 thousand.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and certificates of deposits in other banks. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements, subordinated debt and Federal Home Loan Bank ("FHLB") and other borrowings. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. In June 2017, the Federal Reserve raised its key interest rate from a range of 0.75% to 1.00% to a range of 1.00% to 1.25%.

For the three months ended June 30, 2017 versus 2016, the Company was able to grow average investment securities by $37.6 million to $173.3 million, although average loans and loans held for sale balances declined by $76.9 million to $1.1 billion. In addition, the average balance on interest-bearing deposits in banks decreased by $13.1 million to $3.3 million, primarily due to a deposit reclassification program that was implemented during 2016 and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement. Average interest-bearing liabilities decreased by $76.1 million, primarily the result of a $63.4 million decrease in average FHLB and other borrowing balances and a $7.1 million decrease in interest bearing deposits. An increase in the Company’s average non-interest bearing balances of $17.1 million helped to sustain a 12 basis point favorable spread on net interest margin.

The net interest margin for the three months ended June 30, 2017 and 2016 was 3.31% and 3.14% respectively. The 17 basis point increase in the net interest margin for the quarter ended June 30, 2017 was the result of a 24 basis point increase in yield on average earning assets, primarily the result of a 27 basis point increase in yield on loans and loans held for sale. More specifically, an increase of 24 basis points in commercial loan yield and a 38 basis point increase in real estate loan yield. Additionally, yield on investment securities increased 19 basis points. Cost of interest-bearing liabilities for the three months ended June 30, 2017 versus 2016 increased by 9 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 63 basis point increase in FHLB and other borrowings, due to multiple interest rate increases since June 30, 2016, and a 1 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 15 basis point increase in certificates of deposit, a 2 basis point increase in IRAs, and a 1 basis point increase in NOW, offset by a 2 basis point decrease in money market checking, and an 5 basis point decrease in savings.

For the six months ended June 30, 2017 versus 2016, the Company was able to grow average investment securities by $38.8 million to $169.2 million, although average loans and loans held for sale balances decreased by $33.2 million to $1.1 billion. In addition, the average balance on interest-bearing deposits in banks decreased by $14.5 million to $3.0 million, primarily due to a deposit reclassification program that was implemented during 2016 and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement. Average interest-bearing liabilities decreased by $45.7 million, primarily the result of a $36.8 million decrease in average FHLB and other borrowing balances and a $5 million decrease in repurchase agreements and federal funds sold. An increase in the Company's average non-interest bearing balances of $22.0 million helped to sustain a 12 basis point favorable spread on net interest margin.

The net interest margin for the six months ended June 30, 2017 and 2016 was 3.25% and 3.24% respectively. The 1 basis point increase in the net interest margin for the six months ended June 30, 2017 was the result of a 4 basis point increase in yield on average earning assets, primarily the result of a 5 basis point increase in yield on loans and loans held for sale. Cost of interest-bearing liabilities for the six months ended June 30, 2017 versus 2016 increased 8 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 49 basis point increase in FHLB and other borrowings, due to multiple interest rate increases since June 30, 2016, and a 2 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 17 basis point increase in certificates of deposit, a 3 basis point increase in money market checking, offset by a 6 basis point decrease in savings, a 3 basis point decrease in IRAs, and a 2 basis point decrease in NOW.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$3,277	$12	1.47%	$16,369	$20	0.49%
CDs with other banks	14,456	70	1.94	13,150	62	1.89
Investment securities:
Taxable	119,553	645	2.16	74,999	332	1.77
Tax-exempt	53,733	418	3.12	60,718	437	2.88
Loans and loans held for sale: [1]
Commercial	725,707	8,170	4.52	755,350	8,089	4.28
Tax exempt	15,263	131	3.44	16,495	142	3.44
Real estate	373,353	4,201	4.51	415,126	4,285	4.13
Consumer	13,817	167	4.85	18,027	213	4.73
Total loans	1,128,140	12,669	4.50	1,204,998	12,729	4.23
Total earning assets	1,319,159	13,814	4.20	1,370,234	13,580	3.96
Less: Allowance for loan losses	(9,734)			(8,688)
Cash and due from banks	15,407			10,974
Other assets	100,205			88,287
Total assets	$1,425,037			$1,460,807

Liabilities
Deposits:
NOW	$432,729	$603	0.56%	$468,074	$648	0.55%
Money market checking	237,173	432	0.73	149,475	280	0.75
Savings	48,590	20	0.17	43,947	24	0.22
IRAs	16,282	53	1.31	16,375	53	1.29
CDs	256,887	855	1.33	320,906	944	1.18
Repurchase agreements and federal funds sold	21,268	19	0.36	26,816	17	0.25
FHLB and other borrowings	112,385	380	1.36	175,834	319	0.73
Subordinated debt	33,524	558	6.68	33,524	553	6.60
Total interest-bearing liabilities	1,158,838	2,920	1.01	1,234,951	2,838	0.92
Noninterest bearing demand deposits	114,974			97,826
Other liabilities	7,698			10,173
Total liabilities	1,281,510			1,342,950

Stockholders’ equity
Preferred stock	7,834			16,334
Common stock	10,375			8,129
Paid-in capital	96,986			74,349
Treasury stock	(1,084)			(1,084)
Retained earnings	32,764			22,001
Accumulated other comprehensive income	(3,348)			(1,872)
Total stockholders’ equity	143,527			117,857
Total liabilities and stockholders’ equity	$1,425,037			$1,460,807

Net interest spread			3.19			3.04
Net interest income-margin		$10,894	3.31%		$10,742	3.14%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$3,007	$21	1.41%	$17,501	$45	0.51%
CDs with other banks	14,491	140	1.95	13,150	125	1.90
Investment securities:
Taxable	114,237	1,191	2.10	71,482	642	1.80
Tax-exempt	54,999	848	3.11	58,978	844	2.86
Loans and loans held for sale: [1]
Commercial	735,979	16,113	4.41	733,806	16,478	4.49
Tax exempt	15,296	262	3.45	16,653	288	3.46
Real estate	362,807	7,965	4.43	392,723	8,119	4.13
Consumer	14,092	342	4.89	18,168	421	4.63
Total loans	1,128,174	24,682	4.41	1,161,350	25,306	4.36
Total earning assets	1,314,908	26,882	4.12	1,322,461	26,962	4.08
Less: Allowance for loan losses	(9,581)			(8,466)
Cash and due from banks	15,327			13,313
Other assets	93,248			87,221
Total assets	$1,413,902			$1,414,529

Liabilities
Deposits:
NOW	$424,225	$1,126	0.54%	$474,045	$1,335	0.56%
Money market checking	237,010	891	0.76	130,235	474	0.73
Savings	48,342	40	0.17	44,405	50	0.23
IRAs	16,426	103	1.26	16,026	103	1.29
CDs	260,735	1,709	1.32	325,555	1,875	1.15
Repurchase agreements and federal funds sold	22,186	36	0.33	27,640	38	0.27
FHLB and other borrowings	108,210	668	1.24	144,962	545	0.75
Subordinated debt	33,524	1,109	6.67	33,524	1,105	6.59
Total interest-bearing liabilities	1,150,658	5,682	1.00	1,196,392	5,525	0.92
Noninterest bearing demand deposits	114,003			92,025
Other liabilities	8,459			9,511
Total liabilities	1,273,120			1,297,928

Stockholders’ equity
Preferred stock	8,022			16,334
Common stock	10,212			8,120
Paid-in capital	95,240			74,312
Treasury stock	(1,084)			(1,084)
Retained earnings	32,211			21,213
Accumulated other comprehensive income	(3,819)			(2,294)
Total stockholders’ equity	140,782			116,601
Total liabilities and stockholders’ equity	$1,413,902			$1,414,529

Net interest spread			3.13			3.15
Net interest income-margin		$21,200	3.25%		$21,437	3.24%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Noninterest Income

Mortgage fee income generates the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds, returned check fees, allowable overdraft fees, and service charges on commercial accounts. Gain on derivatives and interchange income also account for a significant amount of noninterest income.

For the three months ended June 30, 2017, noninterest income totaled $11.6 million compared to $12.0 million for the same time period in 2016.  The $434 thousand decrease in noninterest income was primarily the result of a decrease in mortgage fee income of $445 thousand, a $248 thousand decrease in gain on sale of portfolio loans, and a $55 thousand decrease in gain on sale of securities, offset by an increase of $320 thousand in other operating income. Mortgage production volume decreased by $3.4 million or 0.8% in the second quarter of 2017 compared to the second quarter of 2016. In addition, loans held for sale decreased from $131.7 million at June 30, 2016 to $107.8 million at June 30, 2017.

For the six months ended June 30, 2017, noninterest income totaled $20.4 million compared to $20.6 million for the same time period in 2016. The $222 thousand decrease in noninterest income was primarily the result of a $2.3 million decrease in gain on derivatives, and a $388 thousand decrease in gain on sale of portfolio loans, which was offset by an increase in mortgage fee income of $2.4 million. The decrease in gain on derivatives was largely the result of a 3.2% increase in the locked mortgage pipeline for the six months ended June 30, 2017 compared to a 35.6% increase in the locked mortgage pipeline for the six months ended June 30, 2016. This was offset by an increase in mortgage production volume, which increased by $12.7 million or 1.7% in the six months ended June 30, 2017 compared to the same time period in 2016. In addition, loans held for sale decreased from $131.7 million at June 30, 2016 to $107.8 million at June 30, 2017.

Noninterest Expense

The Company had 386 full-time equivalent personnel at June 30, 2017, as noted, compared to 356 full-time equivalent personnel as of June 30, 2016.  Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 82.38% for the second quarter of 2017 compared to 78.07% for the second quarter of 2016. The Company's efficiency ratio was 83.72% for the six months ended June 30, 2016 compared to 80.04% for the same time period in 2016. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The increased efficiency ratios are the result of noninterest expense outpacing the growth in net interest income and noninterest income.

For the three months ended June 30, 2017, noninterest expense totaled $18.5 million compared to $17.8 million for the same time period in 2016. The $747 thousand increase in noninterest expense was primarily the result of the following:

Data processing and communication expense increased $224 thousand. This increase was largely driven by increased data processing fees related to the core system conversion that the Bank implemented in the second quarter of 2017 and Visa debit card expense related to overall growth in terms of client base, personnel, and office space, and the usage of new and enhanced products, services, and providers to better serve the client base.

Occupancy and equipment expense increased $302 thousand. This increase was mainly the result of increased utilities, real estate taxes, furniture rental expense, fixtures and equipment expense, and depreciation expense.

Other operating expenses increased $124 thousand, due to increased correspondent service charges, increased training expenses, increased public relations expense, increased bank charges, and increased shareholder's communications expenses.

Insurance, tax, and assessment expense increased $108 thousand, due to increased FDIC assessment expense and increased business and operating tax.

Travel, entertainment, dues, and subscriptions expense increased $107 thousand. This increase was mainly driven by increased meals and entertainment expense, publications and subscriptions expense, and travel expenses. Approximately $89 thousand of this increase was related to the core system conversion that the Bank implemented during the second quarter of 2017.

For the six months ended June 30, 2017, noninterest expense totaled $34.8 million compared to $33.7 million for the same time period in 2016. The $1.2 million increase was primarily the result of the following:

Other operating expenses increased $356 thousand due to increased training expenses and increased bank charges.

Data processing and communications expense increased $313 thousand. This increase was primarily driven by increased data processing fees related to the core system conversion that the Bank implemented in the second quarter of 2017 and Visa debit card expense related to overall growth in terms of client base, personnel, and office space, and the usage of new and enhanced products, services and providers to better serve the client base.

Occupancy and equipment expense increased $487 thousand. This increase was mainly the result of increased utilities, real estate taxes, furniture rental expense, fixtures and equipment expense, and depreciation expense.

Travel, entertainment, dues, and subscriptions expense increased $240 thousand. This increased was mainly driven by meals and entertainment expense, publications and subscriptions expense, and travel expenses. Approximately $132 thousand of this increase was related to the cores system conversion that the Bank implemented during the second quarter of 2017.

Salaries and employee benefits decreased $284 thousand. Approximately $196 thousand of this decrease was related to capitalized payroll costs for certain employees involved in the core system conversion that the Bank implemented during the six months ended June 30, 2017. Additionally, the decrease relates to a $500 thousand reorganization expense during the six months ended June 30, 2016. Also, there were increases related to additional staffing related to organic growth and raises for existing staff.

Insurance, tax, and assessment expense increased $196 thousand, due to increased FDIC assessment expense and increased business and operating tax.

Return on Average Assets (Annualized)

The Company’s return on average assets from continuing operations was 0.63% for the second quarter of 2017, compared to 0.67% for the second quarter of 2016, excluding discontinued operations. The decreased return for the second quarter of 2017 is a direct result of a $198 thousand decrease in earnings from continuing operations, while average total assets decreased by $35.8 million, primarily the result of a $76.9 million decrease in average total loans and loans held for sale and offset by a $37.6 million increase in average investment securities.

The Company's return on average assets from continuing operations was 0.54% for the six months ended June 30, 2017, compared to 0.62% for the six months ended June 30, 2016, excluding discontinued operations. The decreased return for the six months ended June 30, 2017 is a direct result of a $526 thousand decrease in earnings from continuing operations, while average total assets decreased by $627 thousand.

Return on Average Equity (Annualized)

The Company’s return on average stockholders’ equity from continuing operations was 6.30% for the second quarter of 2017, compared to 8.34% for the second quarter of 2016, excluding discontinued operations. The decreased return for the second quarter of 2017 is a direct result of a $198 thousand decrease in earnings, while average stockholders' equity increased by $25.7 million. The increase in average stockholders' equity was due to a $20.5 million Private Placement, a $5.0 million Rights Offering, $8.5 million in earnings since June 30, 2016 and was offset by the redemption of the Company's SBLF preferred stock in the amount of $8.5 million. These events are discussed in Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

The company's return on average stockholders' equity from continuing operations was 5.45% for the six months ended June 30, 2017, compared to 7.48% for the six months ended June 30, 2016, excluding discontinued operations. The decreased return for the six months ended June 30, 2017 is a direct result of a $526 thousand decrease in earnings from continuing operations, while average stockholders' equity increased by $24.2 million. The increase in average stockholders' equity was due to a $20.5 million Private Placement, a $5.0 million Rights Offering, $8.5 million in earnings since June 30, 2016 and was offset by the redemption of the Company's SBLF preferred stock in the amount of $8.5 million. These events are discussed in Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Overview of the Statement of Condition

The balance sheet did not change significantly since December 31, 2016. Total assets increased by $88.2 million, to $1.5 billion, total liabilities increased by $87.0 million, to $1.4 billion, and stockholders’ equity increased by $1.2 million, to $146.8 million.

Total assets at June 30, 2017 were $1.5 billion, or an increase of $88.2 million since December 31, 2016.  The greatest areas of increase were $48.9 million in net loan growth and $12.7 million in investment security growth.

Total liabilities at June 30, 2017 were $1.4 billion, or an increase of $87.0 million since December 31, 2016. The greatest area of increase was $98.5 million in FHLB and other borrowings.

Total stockholders’ equity at June 30, 2017 was $146.8 million, or an increase of $1.2 million since December 31, 2016. In addition, unrealized gains on available-for-sale securities increased $1.6 million and pension liability was reduced by $202 thousand.

Cash and Cash Equivalents

Cash and cash equivalents totaled $17.8 million at June 30, 2017, compared to $17.3 million at December 31, 2016. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Investment securities totaled $175.1 million at June 30, 2017, compared to $162.4 million at December 31, 2016. As of June 30, 2017, the investment portfolio is comprised of the following mix of securities:

•	30.8% – Municipal securities

•	27.2% – U.S. Agency securities

•	33.3% – U.S. Sponsored Mortgage-backed securities

•	8.8% – Equity and other securities

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

Loans

The Company’s loan portfolio totaled $1.1 billion as of June 30, 2017 and $1.1 billion as of December 31, 2016. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At June 30, 2017 and December 31, 2016, $782.3 million, or 71.0% and $757.5 million, or 71.9%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $9.7 million or 0.88% of total loans at June 30, 2017 compared to $9.1 million or 0.86% of total loans at December 31, 2016. The nominal increase in this ratio was the result of the net effect of loan loss provision, net charge-offs, and changes in the outstanding balance of the total loan portfolio. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.1 billion at June 30, 2017.

Non-interest bearing deposits remain a core funding source for the Bank and thus, the Company. At June 30, 2017, noninterest-bearing balances totaled $121.4 million compared to $115.7 million at December 31, 2016. The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing sources of the Bank and its subsidiaries.

Interest-bearing deposits totaled $978.3 million at June 30, 2017 compared to $991.3 million at December 31, 2016.

Average interest-bearing deposits totaled $991.7 million during the second quarter of 2017 compared to $998.8 million during the second quarter of 2016, a decrease of $7.1 million. Average noninterest bearing deposits totaled $115.0 million during the second quarter of 2017 compared to $97.8 million during the second quarter of 2016. Management will continue to emphasize deposit gathering in 2017 by offering outstanding customer service and competitively priced products. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB borrowings to fund its operations and investments. At June 30, 2017, repurchase agreements totaled $22.2 million compared to $25.2 million at December 31, 2016. In addition to the aforementioned funds alternatives, the Bank has access to more than $167.4 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the six months ended June 30, 2017, cash provided by financing activities totaled $83.7 million, while outflows from investing activity totaled $67.1 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

The Company has an effective shelf registration covering $75 million of debt and equity securities, of which approximately $48 million remains available, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 4.5% and 5.1% in June 2017 and 2016, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	May 2017	May 2016
Berkeley County, WV	2.9%	3.6%
Harrison County, WV	4.0%	5.7%
Jefferson County, WV	2.4%	3.0%
Marion County, WV	4.0%	6.2%
Monongalia County, WV	2.9%	4.1%
Kanawha County, WV	4.1%	5.1%
Fairfax County, VA	3.1%	3.0%

The numbers from the Company’s primary market areas continue to be slightly better than the national numbers. The Company and the Bank nonperforming loan information supports the fact that the Company’s primary market areas have not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 0.46% and 0.75% as of June 30, 2017 and 2016, respectively. Annualized net charge-offs to total loans were 0.07% and 0.15% for each period, respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry. As of June 30, 2017 and December 31, 2016, the outstanding loan balances to coal and natural gas production clients were $6.7 million and $7.3 million, respectively.

Capital/Stockholders' Equity

For the six months ended June 30, 2017, stockholders’ equity increased approximately $1.2 million to $146.8 million. This increase consists of net income year-to-date of $3.8 million, along with dividends paid totaling $511 thousand, and a 4.9 million rights offering offset by a $8.5 million decrease related to the redemption of SBLF preferred stock. As stockholders’ equity increased, the equity to assets ratio decreased 0.52% to 9.74% due to the increase in total assets during the six months ended June 30, 2017. The Company paid dividends to common shareholders of $511 thousand in the six months ended June 30, 2017 and $323 thousand in the six months ended June 30, 2016 and earned $3.8 million in the six months ended June 30, 2017 versus $8.3 million in the six months ended June 30, 2016, resulting in the dividend payout ratio increasing from 4.14% in the six months ended June 30, 2016 to 14.26% in the six months ended June 30, 2017.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At June 30, 2017, accumulated other comprehensive loss totaled $2.9 million, a decrease in the loss of $1.4 million from December 31, 2016.

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

At June 30, 2017, the Company's consolidated risk-based capital ratios were above the minimum standards for a well capitalized institution. The total risk-based capital ratio of 14.66% at June 30, 2017, is above the well capitalized standard of 10%. The tier 1 risk-based capital ratio of 11.33% also exceeded the well capitalized minimum of 8%. The common equity tier 1 capital ratio of 10.32% is above the well capitalized standard of 6.5%. The leverage ratio at June 30, 2017 was 9.59% and was also above the well capitalized standard of 5%.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on June 30, 2017 and December 31, 2016, respectively. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Effects of Inflation and Changing Prices

Substantially all of the Company’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in a decrease in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices increase, financial institutions experience a decline in the purchasing power of their net assets.

Future Outlook

The Company’s net income from continuing operations decreased in the second quarter of 2017 compared to the second quarter of 2016 mainly due to a decrease in mortgage fee income, a decrease in gain on sale of portfolio loans income, and in increase in noninterest expense, primarily related to increased costs related to the core system conversion. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to increase production and improve profitability. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2017. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended March 31, 2017, over a twelve-month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income by 1.7%. An immediate 200 basis point increase in interest rates would result in an increase in net interest income by 2.2%. A 100 basis point decrease in interest rates would result in a decrease in net interest income of 4.2%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2017, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5 – Other Information

None.

Item 6 – Exhibits
The following exhibits are filed herewith:

Exhibit 10.1
Third Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage

Exhibit 10.2
Fourth Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage

Exhibit 10.3	Supplemental Executive Retirement Plan (SERP) approved by MVB Financial Corp. and MVB Mortgage
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MVB Financial Corp.

Date:	7/31/2017	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	7/31/2017	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)