Form 10-Q
period 2017-09-30
MVB FINANCIAL CORP
filed 2017-11-02
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 1, 2017, the Registrant had 10,444,627 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$17,201	$14,846
Interest bearing balances with banks	3,071	2,494
Total cash and cash equivalents	20,272	17,340
Certificates of deposit with other banks	14,778	14,527
Investment Securities available-for-sale	187,348	162,368
Loans held for sale	69,057	90,174
Loans:	1,094,467	1,052,865
Less: Allowance for loan losses	(9,396)	(9,101)
Net Loans	1,085,071	1,043,764
Premises and equipment	27,189	25,081
Bank owned life insurance	23,473	22,970
Accrued interest receivable and other assets	25,922	24,100
Goodwill	18,480	18,480
TOTAL ASSETS	$1,471,590	$1,418,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$121,541	$115,692
Interest bearing	1,043,658	991,325
Total deposits	1,165,199	1,107,017

Accrued interest payable and other liabilities	14,442	16,557
Repurchase agreements	25,045	25,160
FHLB and other borrowings	84,403	90,921
Subordinated debt	33,524	33,524
Total liabilities	1,322,613	1,273,179

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 and 9,283 issued in 2017 and 2016, respectively (See Footnote 7)	7,834	16,334
Common stock, par value $1; 20,000,000 shares authorized; 10,495,704 shares issued and 10,444,627 shares outstanding in 2017; 10,047,621 shares issued and 9,996,544 shares outstanding in 2016	10,496	10,048
Additional paid-in capital	98,391	93,412
Retained earnings	36,197	31,192
Accumulated other comprehensive loss	(2,857)	(4,277)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	148,977	145,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,471,590	$1,418,804

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$37,695	$37,502	$13,275	$12,484
Interest on deposits with other banks	250	251	89	81
Interest on investment securities - taxable	1,884	984	693	342
Interest on tax exempt loans and securities	1,683	1,748	573	616
Total interest income	41,512	40,485	14,630	13,523

INTEREST EXPENSE
Interest on deposits	5,952	5,739	2,083	1,902
Interest on repurchase agreements	56	55	20	17
Interest on FHLB and other borrowings	1,216	861	548	316
Interest on subordinated debt	1,674	1,664	565	559
Total interest expense	8,898	8,319	3,216	2,794

NET INTEREST INCOME	32,614	32,166	11,414	10,729
Provision for loan losses	1,137	2,975	96	1,075
Net interest income after provision for loan losses	31,477	29,191	11,318	9,654

NONINTEREST INCOME
Service charges on deposit accounts	559	557	207	199
Income on bank owned life insurance	453	477	151	158
Visa debit card and interchange income	906	892	293	291
Mortgage fee income	28,604	26,850	10,018	10,668
Gain on sale of portfolio loans	477	838	265	238
Insurance and investment services income	395	303	147	128
Gain on sale of securities	455	1,082	105	479
(Loss) gain on derivatives	(2,216)	1,433	(1,306)	1
Other operating income	916	707	278	364
Total noninterest income	30,549	33,139	10,158	12,526

NONINTEREST EXPENSES
Salary and employee benefits	33,009	34,427	11,249	12,383
Occupancy expense	3,083	2,737	1,042	898
Equipment depreciation and maintenance	2,214	1,781	783	635
Data processing and communications	3,833	3,815	1,139	1,434
Mortgage processing	2,455	2,456	818	802
Marketing, contributions and sponsorships	867	1,002	263	355
Professional fees	2,264	2,293	851	750
Printing, postage and supplies	783	586	320	169
Insurance, tax and assessment expense	1,403	1,106	475	374
Travel, entertainment, dues and subscriptions	1,621	1,212	562	393
Other operating expenses	1,254	980	464	546
Total noninterest expense	52,786	52,395	17,966	18,739
Income from continuing operations, before income taxes	9,240	9,935	3,510	3,441
Income tax expense - continuing operations	3,088	3,265	1,192	1,131
Net income from continuing operations	6,152	6,670	2,318	2,310
Income from discontinued operations, before income taxes	—	6,346	—	—
Income tax benefit - discontinued operations	—	2,411	—	—
Net income from discontinued operations	—	3,935	—	—
Net income	$6,152	$10,605	$2,318	$2,310
Preferred dividends	374	814	123	314
Net income available to common shareholders	$5,778	$9,791	$2,195	$1,996

Earnings per share from continuing operations - basic	$0.56	$0.73	$0.21	$0.25
Earnings per share from discontinued operations - basic	$—	$0.49	$—	$—
Earnings per common shareholder - basic	$0.56	$1.22	$0.21	$0.25

Earnings per share from continuing operations - diluted	$0.56	$0.68	$0.21	$0.24
Earnings per share from discontinued operations - diluted	$—	$0.40	$—	$—
Earnings per common shareholder - diluted	$0.56	$1.08	$0.21	$0.24

Cash dividends declared	$0.075	$0.060	$0.025	$0.020
Weighted average shares outstanding - basic	10,262,944	8,073,644	10,443,443	8,080,690
Weighted average shares outstanding - diluted	10,288,534	9,935,209	12,410,070	10,434,344

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Net Income	$6,152	$10,605	$2,318	$2,310

Other comprehensive income:

Unrealized holding gains on securities available-for-sale	3,158	1,492	160	(728)

Unrealized holding gains during the year related to reclassified held-to maturity securities	—	1,825	—	—

Income tax effect	(1,263)	(1,327)	(64)	291

Reclassification adjustment for gain recognized in income	(455)	(813)	(105)	(479)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	—	(269)	—	—

Income tax effect	182	433	42	192

Change in defined benefit pension plan	(336)	(717)	—	100

Income tax effect	134	287	—	(40)

Total other comprehensive income	1,420	911	33	(664)

Comprehensive income	$7,572	$11,516	$2,351	$1,646

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2015	$16,334	$8,113	$74,228	$20,054	$(2,933)	$(1,084)	$114,712

Net Income	—	—	—	10,605	—	—	10,605
Other comprehensive income	—	—	—	—	911	—	911
Cash dividends paid ($0.06 per share)	—	—	—	(484)	—	—	(484)
Dividends on preferred stock	—	—	—	(814)	—	—	(814)
Stock based compensation	—	—	415	—	—	—	415
Common stock options exercised	—	22	10	—	—	—	32

Balance September 30, 2016	$16,334	$8,135	$74,653	$29,361	$(2,022)	$(1,084)	$125,377

Balance December 31, 2016	16,334	10,048	93,412	31,192	(4,277)	(1,084)	145,625

Net Income	$—	$—	$—	$6,152	$—	$—	$6,152
Other comprehensive income	—	—	—	—	1,420	—	1,420
Cash dividends paid ($0.075 per share)	—	—	—	(773)	—	—	(773)
Dividends on preferred stock	—	—	—	(374)	—	—	(374)
Common stock issuance, net of issuance costs	—	444	4,487	—	—	—	4,931
Stock based compensation	—	—	506	—	—	—	506
Common stock options exercised	—	4	(14)	—	—	—	(10)
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)

Balance September 30, 2017	$7,834	$10,496	$98,391	$36,197	$(2,857)	$(1,084)	$148,977

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net Income	$6,152	$10,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	801	689
Net amortization of deferred loan (fees) costs	95	33
Provision for loan losses	1,137	2,975
Depreciation and amortization	1,980	2,547
Stock based compensation	506	415
Loans originated for sale	(1,050,759)	(1,205,986)
Proceeds of loans sold	1,100,480	1,212,350
Mortgage fee income	(28,604)	(26,850)
Gain on sale of securities	(827)	(1,084)
Loss on sale of securities	372	2
Gain on sale of portfolio loans	(477)	(838)
Gain on sale of subsidiary	—	(6,926)
Income on bank owned life insurance	(453)	(477)
Deferred taxes	(470)	276
Other, net	(5,385)	3,741
Net cash provided by (used in) operating activities	24,548	(8,528)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(86,692)	(95,497)
Maturities/paydowns of investment securities available-for-sale	11,961	13,478
Maturities/paydowns of investment securities held-to-maturity	—	400
Sales of investment securities available-for-sale	52,108	55,191
Purchases of premises and equipment	(4,008)	(1,435)
Disposals of premises and equipment from sale of subsidiary	—	581
Net increase in loans	(42,062)	(44,929)
Purchases of restricted bank stock	(15,450)	(18,064)
Redemptions of restricted bank stock	16,005	19,489
Proceeds from sale of certificates of deposit with banks	1,978	6,472
Purchases of certificates of deposit with banks	(2,229)	(496)
Proceeds from sale of other real estate owned	—	83
Purchase of bank owned life insurance	(50)	—
Proceeds from sale of subsidiary	—	7,047
Net cash used in investing activities	(68,439)	(57,680)
FINANCING ACTIVITIES
Net increase in deposits	58,182	114,476
Net decrease in repurchase agreements	(115)	(245)
Net change in short-term FHLB borrowings	(32,605)	(47,016)
Principal payments on FHLB borrowings	(595)	(70)
Proceeds from new FHLB borrowings	26,682	—
Proceeds from stock offering, net of issuance costs	4,931	—
Preferred stock redemption	(8,500)	—
Common stock options exercised	(10)	32
Cash dividends paid on common stock	(773)	(484)
Cash dividends paid on preferred stock	(374)	(814)
Net cash provided by financing activities	46,823	65,879
Increase (decrease) in cash and cash equivalents	2,932	(329)
Cash and cash equivalents at beginning of period	17,340	29,133
Cash and cash equivalents at end of period	$20,272	$28,804
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$1,017	$127
Cashless stock options exercised	$4	$16
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$9,100	$8,084
Income taxes	$6,025	$4,382
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements included in the Company’s 2016 filing on Form 10-K. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Note 2 – Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For public companies, this update will be effective for fiscal years beginning after December 15, 2017, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation–Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2017, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

In January 2017, the FASB Issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments–Equity Method and Joint Ventures (Topic 323). This Accounting Standards Update adds and amends SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meetings. The September announcement is about the Disclosure of the Impact That Recently Issued Accounting Standards Will Have on the Financial Statements of a Registrant When Such Standards are Adopted in a Future Period. The November announcement made amendments to conform the SEC Observer Comment on Accounting for Tax Benefits Resulting from Investments in Qualified Affordable Housing Projects to the guidance issued in Accounting Standards Update 2014-01,Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and Management Loan Committee ("MLC") are in the process of evaluating the impact of this pronouncement and researching additional software resources that could assist with the implementation. The Company has engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement.

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

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has performed a preliminary evaluation of these amendments. Based on this evaluation, the Company has determined that this new standard is not expected to have a material impact on the Company's consolidated financial statements as it relates to accounting for financial instruments, as the effect of this pronouncement as of September 30, 2017 would be an increase of approximately $419 thousand to net income. However, the Company will continue to monitor developments and additional guidance up to the effective date of these amendments.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principal versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. While the Company is currently evaluating the impact of this standard on individual customer contracts, management has evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company currently anticipates this standard will not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company plans to adopt the revenue recognition standard as of January 1, 2018. The Company is currently reviewing all streams of revenue that may be subject to this revised guidance. While we have not yet identified any material changes to the timing of revenue recognition, the Company’s review is ongoing.

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

There were no held-to-maturity securities at September 30, 2017 or December 31, 2016.

Amortized cost and fair values of investment securities available-for-sale at September 30, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$55,895	$69	$(347)	$55,617
U.S. Sponsored Mortgage-backed securities	55,602	61	(944)	54,719
Municipal securities	60,822	1,077	(503)	61,396
Total debt securities	172,319	1,207	(1,794)	171,732
Equity and other securities	14,991	625	—	15,616
Total investment securities available-for-sale	$187,310	$1,832	$(1,794)	$187,348

Amortized cost and fair values of investment securities available-for-sale at December 31, 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$29,234	$7	$(425)	$28,816
U.S. Sponsored Mortgage-backed securities	56,080	14	(1,362)	54,732
Municipal securities	72,075	744	(2,023)	70,796
Total debt securities	157,389	765	(3,810)	154,344
Equity and other securities	7,643	381	—	8,024
Total investment securities available-for-sale	$165,032	$1,146	$(3,810)	$162,368

The following table summarizes amortized cost and fair values of debt securities by maturity:

	September 30, 2017
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$300	$301
After one year, but within five	13,311	13,768
After five years, but within ten	32,703	32,449
After ten years	126,005	125,214
Total	$172,319	$171,732

Investment securities with a carrying value of $76.0 million at September 30, 2017, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2017, the details of which are included in the following table. Although these securities, if sold at September 30, 2017 would result in a pretax loss of $1.8 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2017, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at September 30, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (23)	$29,921	$(206)	$6,859	$(141)
U.S. Sponsored Mortgage-backed securities (33)	19,186	(287)	27,400	(657)
Municipal securities (48)	7,246	(74)	18,589	(429)
Equity and other securities (0)	$—	$—	$—	$—
	$56,353	$(567)	$52,848	$(1,227)

The following table discloses investments in an unrealized loss position at December 31, 2016:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (16)	$28,814	$(425)	$—	$—
U.S. Sponsored Mortgage-backed securities (29)	33,209	(1,040)	13,919	(322)
Municipal securities (86)	42,727	(2,023)	—	—
	$104,750	$(3,488)	$13,919	$(322)

For the three month period ended September 30, 2017 and 2016, the Company sold investments available-for-sale of $19.0 million and $15.7 million, respectively. These sales resulted in gross gains of $111 thousand and $479 thousand and gross losses of $6 thousand and $0, respectively.

For the nine month period ended September 30, 2017 and 2016, the Company sold investments available-for-sale of $52.1 million and $55.2 million, respectively. These sales resulted in gross gains of $827 thousand and $1.1 million and gross losses of $372 thousand and $2 thousand, respectively.

For the three and nine month periods ended September 30, 2017 and 2016, the Company sold no investments held-to-maturity.

Note 4 – Loans and Allowance for Loan Losses

All loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. As of September 30, 2017 and 2016, net deferred fees of $667 thousand and $796 thousand, respectively, were included in the carrying value of loans.

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

The Bank’s methodology for determining the allowance for loan losses is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s allowance for loan losses. As of September 30, 2017, the Bank adjusted its methodology to allow impaired homogeneous loans below a specific threshold to be evaluated collectively rather than on an individual basis. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. The impact of this change in methodology, as of September 30, 2017, was an increase to the allowance for loan losses of $168 thousand.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by qualified factors.

The segments described below in the impaired loans by class table, which are based on the Federal call code assigned to each loan, provide the starting point for the allowance for loan losses analysis. Company and bank management tracks the historical net charge-off activity at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. All pools currently utilize a rolling 12 quarters.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2017 and December 31, 2016, the liability for unfunded commitments was $284 thousand, respectively.

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

The following tables summarize the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at June 30, 2017	$7,723	$992	$777	$256	$9,748
Charge-offs	(382)	—	—	(90)	(472)
Recoveries	1	6	1	16	24
Provision	(38)	46	11	77	96
Allowance for loan losses balance at September 30, 2017	$7,304	$1,044	$789	$259	$9,396

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(645)	(141)	(33)	(106)	(925)
Recoveries	22	40	3	18	83
Provision	746	155	91	145	1,137
Allowance for loan losses balance at September 30, 2017	$7,304	$1,044	$789	$259	$9,396
Individually evaluated for impairment	$420	$—	$1	$—	$421
Collectively evaluated for impairment	$6,884	$1,044	$788	$259	$8,975

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,457	$1,166	$581	$183	$12,387
Collectively evaluated for impairment	772,406	233,070	63,692	12,912	1,082,080
Total Loans	$782,863	$234,236	$64,273	$13,095	$1,094,467

The following tables summarize the primary segments of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at June 30, 2016	$6,956	$1,011	$758	$366	$9,091
Charge-offs	(768)	—	—	(250)	(1,018)
Recoveries	1	1	—	—	2
Provision	967	11	2	95	1,075
Allowance for loan losses balance at September 30, 2016	$7,156	$1,023	$760	$211	$9,150

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Allowance for loan losses balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(1,448)	(124)	—	(272)	(1,844)
Recoveries	3	2	7	1	13
Provision	2,535	50	38	352	2,975
Allowance for loan losses balance at September 30, 2016	$7,156	$1,023	$760	$211	$9,150
Individually evaluated for impairment	$1,288	$38	$—	$20	$1,346
Collectively evaluated for impairment	$5,868	$985	$760	$191	$7,804

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,922	$673	$51	$141	$11,787
Collectively evaluated for impairment	739,122	242,814	67,788	14,562	1,064,286
Total Loans	$750,044	$243,487	$67,839	$14,703	$1,076,073

Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company evaluates residential mortgage loans, home equity lines of credit, and consumer loans in homogeneous pools, rather than on an individual basis, when each of those loans are below specific thresholds based on outstanding principal balance. Loans that individually exceed these thresholds are evaluated individually for impairment. The Chief Credit Officer identifies these loans individually by monitoring the delinquency status of the Bank’s portfolio. Once identified, the Bank’s ongoing communications with the borrower allow Management to evaluate the significance of the payment delays and the circumstances surrounding the loan and the borrower.

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

At September 30, 2017 and December 31, 2016, these balances totaled $19.9 million and $20.5 million, respectively. Of the $54.4 million decrease since originally purchased, MVB refinanced $19.6 million and sold participations totaling $10.5 million and sold $9.7 million back to the institution from which the loans were originally purchased in December 2013. The remainder of the decrease was the result of $7.1 million in scheduled loan amortization and $7.5 million in partial principal curtailments and/or loan payoffs. The weighted average yield on the remaining portfolio is 5.46%.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2017 and December 31, 2016:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2017
Commercial
Commercial Business	$3,501	$91	$335	$3,836	$3,837
Commercial Real Estate	1,442	242	1,477	2,919	2,946
Acquisition & Development	1,083	87	2,619	3,702	5,571
Total Commercial	6,026	420	4,431	10,457	12,354
Residential	—	—	1,166	1,166	1,227
Home Equity	505	1	76	581	590
Consumer	—	—	183	183	475
Total Impaired Loans	$6,531	$421	$5,856	$12,387	$14,646

December 31, 2016
Commercial
Commercial Business	$—	$—	$3,342	$3,342	$4,102
Commercial Real Estate	2,757	302	892	3,649	3,676
Acquisition & Development	264	74	3,526	3,790	6,059
Total Commercial	3,021	376	7,760	10,781	13,837
Residential	783	122	378	1,161	1,166
Home Equity	62	36	70	132	135
Consumer	16	9	62	78	285
Total Impaired Loans	$3,882	$543	$8,270	$12,152	$15,423

Impaired loans have increased by $573 thousand, or 4.7%, during 2017. This change is the net effect of multiple factors, including the identification of $3.0 million of impaired loans, principal curtailments of $752 thousand, partial charge-offs of $395 thousand, foreclosure and reclassification to other real estate owned of $1.0 million, reclassification of $150 thousand of previously reported impaired loans to performing loans, and normal loan amortization.

The following tables presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Nine Months Ended September 30, 2017			Three Months Ended September 30, 2017
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,479	$116	$87	$3,720	$39	$27
Commercial Real Estate	2,783	75	74	2,915	25	24
Acquisition & Development	3,661	7	10	3,637	2	3
Total Commercial	9,923	198	171	10,272	66	54
Residential	1,402	8	44	1,256	2	20
Home Equity	641	1	1	644	—	—
Consumer	189	—	—	184	—	—
Total	$12,155	$207	$216	$12,356	$68	$74

	Nine Months Ended September 30, 2016			Three Months Ended September 30, 2016
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,296	$116	$104	$4,730	$39	$40
Commercial Real Estate	5,008	84	75	6,864	28	25
Acquisition & Development	1,927	7	9	2,958	2	3
Total Commercial	11,231	207	188	14,552	69	68
Residential	885	15	22	731	5	8
Home Equity	30	1	1	35	—	—
Consumer	284	—	—	286	—	—
Total	$12,430	$223	$211	$15,604	$74	$76

As of September 30, 2017, the Bank held nine foreclosed residential real estate properties representing $777 thousand, or 56%, of the total balance of other real estate owned. There are five additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $378 thousand as of September 30, 2017. These loans are included in the table above. However, these loans no longer have specific allocations against them since the Bank implemented homogeneous impairment analysis.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial
Commercial Business	$356,809	$4,348	$4,553	$—	$365,710
Commercial Real Estate	266,798	23,198	7,607	—	297,603
Acquisition & Development	112,886	940	3,403	2,321	119,550
Total Commercial	736,493	28,486	15,563	2,321	782,863
Residential	231,434	2,291	231	280	234,236
Home Equity	63,102	1,043	128	—	64,273
Consumer	12,754	183	27	131	13,095
Total Loans	$1,043,783	$32,003	$15,949	$2,732	$1,094,467

December 31, 2016
Commercial
Commercial Business	$377,631	$2,933	$6,833	$69	$387,466
Commercial Real Estate	240,851	26,340	3,532	737	271,460
Acquisition & Development	90,875	1,905	2,584	3,226	98,590
Total Commercial	709,357	31,178	12,949	4,032	757,516
Residential	212,869	1,664	787	132	215,452
Home Equity	64,706	582	98	—	65,386
Consumer	14,134	302	13	62	14,511
Total Loans	$1,001,066	$33,726	$13,847	$4,226	$1,052,865

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2017 and December 31, 2016:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
September 30, 2017
Commercial
Commercial Business	$362,942	$1,468	$958	$342	$2,768	$365,710	$577	$—
Commercial Real Estate	297,132	—	32	439	471	297,603	693	—
Acquisition & Development	116,998	—	—	2,552	2,552	119,550	3,441	—
Total Commercial	777,072	1,468	990	3,333	5,791	782,863	4,711	—
Residential	233,554	41	247	394	682	234,236	1,084	—
Home Equity	64,184	13	—	76	89	64,273	581	—
Consumer	12,943	14	—	138	152	13,095	183	—
Total Loans	$1,087,753	$1,536	$1,237	$3,941	$6,714	$1,094,467	$6,559	$—

December 31, 2016
Commercial
Commercial Business	$387,208	$15	$169	$74	$258	$387,466	$74	$—
Commercial Real Estate	270,339	229	—	892	1,121	271,460	1,375	—
Acquisition & Development	96,014	—	—	2,576	2,576	98,590	3,526	—
Total Commercial	753,561	244	169	3,542	3,955	757,516	4,975	—
Residential	212,502	2,067	419	464	2,950	215,452	1,072	—
Home Equity	64,791	525	—	70	595	65,386	104	—
Consumer	14,354	55	34	68	157	14,511	78	—
Total Loans	$1,045,208	$2,891	$622	$4,144	$7,657	$1,052,865	$6,229	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At September 30, 2017 and December 31, 2016, the Bank had specific reserve allocations for TDR’s of $254 thousand and $348 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $8.0 million and $8.8 million as of September 30, 2017 and December 31, 2016, respectively. Of these totals, $6.2 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 48% and 49%, respectively of total impaired loans. Meanwhile, $1.7 million and $1.7 million, respectively, represent two loans to a single borrower that has defaulted under the restructured terms. Both loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. This borrower has experienced continued financial difficulty and are considered non-performing loans as of September 30, 2017 and December 31, 2016. There were no previously restructured loans that defaulted during the three months ended September 30, 2017.

A commercial loan in the amount of $147 thousand which was previously classified as impaired was also classified as a TDR in the third quarter of 2017. This loan represents the only new TDR for the three and nine months ended September 30, 2017. There were no new TDR's for the three and nine months ended September 30, 2016.

New TDR's
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	1	$147	$147	1	$147	$147
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	1	147	147	1	147	147
Residential	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$147	$147	1	$147	$147

Note 5 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $81.8 million at September 30, 2017, compared to $87.7 million at December 31, 2016.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Balance at end of period	$81,810	$87,733
Average balance during the period	121,199	137,822
Maximum month-end balance	220,097	210,600
Weighted-average rate during the year	1.25%	0.51%
Weighted-average rate at end of period	1.27%	0.74%

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

All of the Company’s repurchase agreements were overnight agreements at September 30, 2017 and December 31, 2016. These borrowings were collateralized with investment securities with a carrying value of $25.8 million and $26.0 million at September 30, 2017 and December 31, 2016, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $25.0 million at September 30, 2017, compared to $25.2 million in December 31, 2016.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Balance at end of period	$25,045	$25,160
Average balance during the period	25,096	27,066
Maximum month-end balance	25,814	29,561
Weighted-average rate during the year	0.30%	0.27%
Weighted-average rate at end of period	0.30%	0.28%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,812	$2,390
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	781	798
	$2,593	$3,188

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Balance at end of period	$33,524	$33,524
Average balance during the period	33,524	33,524
Maximum month-end balance	33,524	33,524
Weighted-average rate during the year	6.74%	6.64%
Weighted-average rate at end of period	6.67%	6.63%

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

An event of default would occur upon the Company’s bankruptcy or any failure to pay interest, principal, or other amounts owing on the Notes when due. Upon the occurrence and during the continuance of an event of default (but subject to the subordination provisions of the Notes) the holders of a majority of the outstanding principal amount of the Notes may declare all or any portion of the outstanding principal amount of the Notes due and payable and demand immediate payment of such amount.

The Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed on any interest payment date after a date five years from the original issue date.

The Company reflects subordinated debt in the amount of $33.5 million and $33.5 million as of September 30, 2017 and December 31, 2016 and interest expense of $1.7 million and $1.7 million for the nine months ended September 30, 2017 and 2016.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2017	81,849
2018	81
2019	85
2020	90
2021	879
Thereafter	34,943
$117,927

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

•
Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three and nine months ended September 30, 2017. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$55,617	$—	$55,617
U.S. Sponsored Mortgage backed securities	—	54,719	—	54,719
Municipal securities	—	61,396	—	61,396
Equity and other securities	2,333	13,283	—	15,616
Loans held for sale	—	69,057	—	69,057
Interest rate lock commitment	—	—	1,849	1,849
Mortgage-backed security hedges	—	12	—	12
Interest rate swap	—	111	—	111
Interest rate cap	—	34	—	34
Liabilities:
Interest rate swap	—	111	—	111

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$28,816	$—	$28,816
U.S. Sponsored Mortgage backed securities	—	54,732	—	54,732
Municipal securities	—	70,796	—	70,796
Equity and other securities	897	7,127	—	8,024
Loans held for sale	—	90,174	—	90,174
Interest rate lock commitment	—	—	1,546	1,546
Mortgage-backed security hedges	—	372	—	372
Interest rate swap	—	250	—	250
Interest rate cap	—	268	—	268
Liabilities:
Interest rate swap	—	250	—	250

The following table represents recurring level III assets:

Interest Rate Lock Commitments (Dollars in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Balance, beginning of period	$2,094	$3,625	$1,546	$1,583

Realized and unrealized gains included in earnings	(245)	(474)	303	1,568

Balance, end of period	$1,849	$3,151	$1,849	$3,151

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 are included in the table below:

	September 30, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,966	$11,966
Other real estate owned	—	—	1,387	1,387

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,609	$11,609
Other real estate owned	—	—	414	414

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at September 30, 2017 and December 31, 2016.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2017
Nonrecurring measurements:
Impaired loans	$11,966	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,387	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,849	Pricing model	Pull through rates	73% - 81%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2016
Nonrecurring measurements:
Impaired loans	$11,609	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$414	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,546	Pricing model	Pull through rates	73% - 85%

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2017
Financial assets:
Cash and cash equivalents	$20,272	$20,272	$20,272	$—	$—
Certificates of deposits with other banks	14,778	14,449	—	14,449	—
Securities available-for-sale	187,348	187,348	2,333	185,015	—
Loans held for sale	69,057	69,057	—	69,057	—
Loans, net	1,085,071	1,082,593	—	—	1,082,593
Mortgage servicing rights	184	184	—	—	184
Interest rate lock commitment	1,849	1,849	—	—	1,849
Mortgage-backed security hedges	12	12	—	12	—
Interest rate swap	111	111	—	111	—
Interest rate cap	34	34	—	34	—
Accrued interest receivable	4,904	4,904	—	1,224	3,680

Financial liabilities:
Deposits	$1,165,199	$1,131,413	$—	$1,131,413	$—
Repurchase agreements	25,045	25,045	—	25,045	—
FHLB and other borrowings	84,403	84,425	—	84,425	—
Interest rate swap	111	111	—	111	—
Accrued interest payable	538	538	—	538	—
Subordinated debt	33,524	32,275	—	32,275	—

December 31, 2016
Financial assets:
Cash and cash equivalents	$17,340	$17,340	$17,340	$—	$—
Certificates of deposits with other banks	14,527	14,985	—	14,985	—
Securities available-for-sale	162,368	162,368	897	161,471	—
Loans held for sale	90,174	90,174	—	90,174	—
Loans, net	1,043,764	1,035,437	—	—	1,035,437
Mortgage servicing rights	190	190	—	—	190
Interest rate lock commitment	1,546	1,546	—	—	1,546
Mortgage-backed security hedges	372	372	—	372	—
Interest rate swap	250	250	—	250	—
Interest rate cap	268	268	—	268	—
Accrued interest receivable	3,951	3,951	—	1,002	2,949

Financial liabilities:
Deposits	$1,107,017	$1,116,174	$—	$1,116,174	$—
Repurchase agreements	25,160	25,160	—	25,160	—
FHLB and other borrowings	90,921	90,919	—	90,919	—
Interest rate swap	250	250	—	250	—
Accrued interest payable	741	741	—	741	—
Subordinated debt	33,524	32,275	—	32,275	—

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

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands except shares and per share data)	2017	2016	2017	2016
Numerator for basic earnings per share:
Net income from continuing operations	$6,152	$6,670	$2,318	$2,310
Less: Dividends on preferred stock	374	814	123	314
Net income from continuing operations available to common shareholders - basic	5,778	5,856	2,195	1,996
Net income from discontinued operations available to common shareholders - basic and diluted	—	3,935	—	—
Net income available to common shareholders	$5,778	$9,791	$2,195	$1,996

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$5,778	$5,856	$2,195	$1,996
Add: Dividends on convertible preferred stock	—	—	—	123
Add: Interest on subordinated debt (tax effected)	—	924	352	350
Net income available to common shareholders from continuing operations - diluted	$5,778	$6,780	$2,547	$2,469

Denominator:
Total average shares outstanding	10,262,944	8,073,644	10,443,443	8,080,690
Effect of dilutive convertible preferred stock	—	—	—	489,625
Effect of dilutive convertible subordinated debt	—	1,837,500	1,837,500	1,837,500
Effect of dilutive stock options	25,590	24,065	129,127	26,529
Total diluted average shares outstanding	10,288,534	9,935,209	12,410,070	10,434,344

Earnings per share from continuing operations - basic	$0.56	$0.73	$0.21	$0.25
Earnings per share from discontinued operations - basic	$—	$0.49	$—	$—
Earnings per common shareholder - basic	$0.56	$1.22	$0.21	$0.25

Earnings per share from continuing operations - diluted	$0.56	$0.68	$0.21	$0.24
Earnings per share from discontinued operations - diluted	$—	$0.40	$—	$—
Earnings per common shareholder - diluted	$0.56	$1.08	$0.21	$0.24

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

Three Months Ended September 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$13,432	$1,352	$1	$(155)	$14,630
Mortgage fee income	200	10,042	—	(224)	10,018
Insurance and investment services income	147	—	—	—	147
Other income	1,319	(1,279)	1,250	(1,297)	(7)
Total operating income	15,098	10,115	1,251	(1,676)	24,788
Expenses:
Interest expense	2,347	684	565	(380)	3,216
Salaries and employee benefits	3,107	6,768	1,374	—	11,249
Provision for loan losses	—	96	—	—	96
Other expense	4,822	2,100	1,091	(1,296)	6,717
Total operating expenses	10,276	9,648	3,030	(1,676)	21,278
Income (loss) from continuing operations, before income taxes	4,822	467	(1,779)	—	3,510
Income tax expense (benefit) - continuing operations	1,605	191	(604)	—	1,192
Net income (loss) from continuing operations	3,217	276	(1,175)	—	2,318
Net income (loss)	$3,217	$276	$(1,175)	$—	$2,318
Preferred stock dividends	—	—	123	—	123
Net income (loss) available to common shareholders	$3,217	$276	$(1,298)	$—	$2,195

Capital Expenditures for the three-month period ended September 30, 2017	$109	$129	$151	$—	$389
Total Assets as of September 30, 2017	1,466,845	140,954	183,231	(319,440)	1,471,590
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of September 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Three Months Ended September 30, 2016	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$12,528	$1,183	$1	$—	$(189)	$13,523
Mortgage fee income	(95)	11,003	—	—	(240)	10,668
Insurance and investment services income	128	—	—	—	—	128
Other income	1,687	(31)	1,444	—	(1,370)	1,730
Total operating income	14,248	12,155	1,445	—	(1,799)	26,049
Expenses:
Interest expense	2,113	552	560	—	(431)	2,794
Salaries and employee benefits	2,924	7,724	1,735	—	—	12,383
Provision for loan losses	1,075	—	—	—	—	1,075
Other expense	4,782	2,054	888	—	(1,368)	6,356
Total operating expenses	10,894	10,330	3,183	—	(1,799)	22,608
Income (loss) from continuing operations, before income taxes	3,354	1,825	(1,738)	—	—	3,441
Income tax expense (benefit) - continuing operations	1,027	704	(600)	—	—	1,131
Net income (loss) from continuing operations	2,327	1,121	(1,138)	—	—	2,310
Income (loss) from discontinued operations	—	—	—	—	—	—
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$—	$—	$—
Net income (loss) from discontinued operations	$—	$—	$—	$—	$—	$—
Net income (loss)	$2,327	$1,121	$(1,138)	$—	$—	$2,310
Preferred stock dividends	—	—	314	—	—	314
Net income (loss) available to common shareholders	$2,327	$1,121	$(1,452)	$—	$—	$1,996

Capital Expenditures for the three-month period ended September 30, 2016	$116	$9	$36	$—	$—	$161
Total Assets as of September 30, 2016	1,462,496	150,091	159,753	—	(303,745)	1,468,595
Total Assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of September 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

Nine Months Ended September 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$38,651	$3,206	$3	$(348)	$41,512
Mortgage fee income	573	28,616	—	(585)	28,604
Insurance and investment services income	395	—	—	—	395
Other income	3,679	(1,973)	3,768	(3,924)	1,550
Total operating income	43,298	29,849	3,771	(4,857)	72,061
Expenses:
Interest expense	6,635	1,521	1,674	(932)	8,898
Salaries and employee benefits	9,030	19,870	4,109	—	33,009
Provision for loan losses	966	171	—	—	1,137
Other expense	14,539	6,244	2,919	(3,925)	19,777
Total operating expenses	31,170	27,806	8,702	(4,857)	62,821
Income (loss) from continuing operations, before income taxes	12,128	2,043	(4,931)	—	9,240
Income tax expense (benefit) - continuing operations	3,931	827	(1,670)	—	3,088
Net income (loss) from continuing operations	8,197	1,216	(3,261)	—	6,152
Income (loss) from discontinued operations	—	—	—	—	—
Income tax expense (benefit) - discontinued operations	$—	$—	$—	$—	$—
Net income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$8,197	$1,216	$(3,261)	$—	$6,152
Preferred stock dividends	—	—	374	—	374
Net income (loss) available to common shareholders	$8,197	$1,216	$(3,635)	$—	$5,778

Capital Expenditures for the year ended September 30, 2017	$2,709	$1,102	$197	$—	$4,008
Total Assets as of September 30, 2017	1,466,845	140,954	183,231	(319,440)	1,471,590
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of September 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Nine Months Ended September 30, 2016	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$37,583	$3,278	$2	$—	$(378)	$40,485
Mortgage fee income	(190)	27,862	—	—	(822)	26,850
Insurance and investment services income	303	—	—	—	—	303
Other income	4,161	1,804	4,310	—	(4,289)	5,986
Total operating income	41,857	32,944	4,312	—	(5,489)	73,624
Expenses:
Interest expense	6,312	1,543	1,665	—	(1,201)	8,319
Salaries and employee benefits	8,654	20,866	4,907	—	—	34,427
Provision for loan losses	2,975	—	—	—	—	2,975
Other expense	13,686	5,979	2,591	—	(4,288)	17,968
Total operating expenses	31,627	28,388	9,163	—	(5,489)	63,689
Income (loss) from continuing operations, before income taxes	10,230	4,556	(4,851)	—	—	9,935
Income tax expense (benefit) - continuing operations	3,177	1,762	(1,674)	—	—	3,265
Net income (loss) from continuing operations	7,053	2,794	(3,177)	—	—	6,670
Income (loss) from discontinued operations	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	$—	$—	$2,629	$(218)	$—	$2,411
Net income (loss) from discontinued operations	$—	$—	$4,297	$(362)	$—	$3,935
Net income (loss)	$7,053	$2,794	$1,120	$(362)	$—	$10,605
Preferred stock dividends			814			814
Net income (loss) available to common shareholders	$7,053	$2,794	$306	$(362)	$—	$9,791

Capital Expenditures for the year ended September 30, 2016	$1,068	$164	$203	$—	$—	$1,435
Total Assets as of September 30, 2016	1,462,496	150,091	159,753	—	(303,745)	1,468,595
Total Assets as of December 31, 2015	1,378,988	125,227	151,441	5,017	(276,197)	1,384,476
Goodwill as of September 30, 2016	1,598	16,882	—	—	—	18,480
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

Commercial & Retail Banking

For the three months ended September 30, 2017, the Commercial & Retail Banking segment earned $3.2 million compared to $2.3 million in 2016. Net interest income increased by $670 thousand, primarily the result of interest and fees on loans increasing by $1.0 million and interest on taxable investment securities increasing $351 thousand, which was offset by a $182 thousand increase in interest on deposits and a $471 thousand decrease in interest on tax exempt loans and securities. The increase in interest income on taxable investment securities was due to an increase in the average balance of taxable investment securities of $47.9 million, as well as the 44 basis point increase in yield on taxable investment securities. Noninterest income decreased by $54 thousand which was primarily the result of a $295 thousand increase in mortgage fee income, which was offset by a $374 thousand decrease in gain on sale of securities. Noninterest expense increased by $223 thousand, primarily the result of the following: a $183 thousand increase in salaries and employee benefits expense, a $100 thousand increase in insurance, tax, and assessment expense, and a $208 thousand increase in occupancy and equipment expense, which was offset by a $294 thousand decrease in data processing and communications expense.

In addition, provision expense decreased by $1.1 million due to historical loss rates that have declined substantially, while a significantly lower level of charge-offs in the third quarter of 2017 versus the third quarter of 2016 is also a notable contributing factor. The overall decrease was also impacted by decreased loan volume in the third quarter of 2017 versus the same quarter in

2016.

For the nine months ended September 30, 2017, the Commercial & Retail Banking segment earned $8.2 million compared to $7.1 million in 2016. Net interest income increased by $745 thousand, primarily the result of interest on taxable investment securities increasing by $900 thousand and interest and fees on loans increasing by $663 thousand. These increases were offset by a $493 thousand decrease in interest on tax exempt loans and securities. The increase in interest income was further offset by an increase in total interest expense of $323 thousand, primarily the result of a $108 thousand increase in interest on FHLB and other borrowings and a $213 thousand increase in interest on deposits. Noninterest income increased $373 thousand, which was the result of a $763 thousand increase in mortgage fee income, which was partially offset by a $362 thousand decrease in gain on sale of portfolio loans. Noninterest expense increased by $1.2 million, primarily the result of a $299 thousand increase in insurance, tax, and assessment expense, a $376 thousand increase in salaries and employee benefits expense, and a $464 thousand increase in occupancy and equipment expense.

In addition, provision expense decreased by $2.0 million due to historical loss rates that have declined substantially, while a significantly lower level of charge-offs during the nine month period ended September 30, 2017 versus the same time period in 2016 is also a notable contributing factor. The overall decrease was also impacted by decreased loan volume in the first nine months of 2017 versus the same time period in 2016.

Mortgage Banking

For the three months ended September 30, 2017, the Mortgage Banking segment earned $276 thousand compared to $1.1 million in 2016. Net interest income increased $37 thousand, noninterest income decreased by $2.2 million, and noninterest expense decreased by $910 thousand. The decrease in noninterest income was related to the $961 thousand decrease in mortgage fee income as well as the $1.2 million decrease in gain on derivative. The $910 thousand decrease in noninterest expense was primarily the result of the following: a $956 thousand decrease in salaries and employee benefits expense, which was primarily due to a 15.1% decrease in origination volume and a $619 thousand decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: a $66 thousand increase in occupancy and equipment expense and a $55 thousand increase in travel, entertainment, dues, and subscriptions expense.

Beginning in the second quarter of 2017, the Mortgage Banking segment began holding real estate construction loans. As a result, provision expense increased $96 thousand during the three month period ended September 30, 2017 versus the same time period in 2016.

For the nine months ended September 30, 2017, the Mortgage Banking segment earned $1.2 million compared to $2.8 million in 2016. Net interest income decreased $50 thousand, noninterest income decreased $3.0 million, and noninterest expense decreased $731 thousand. The decrease in noninterest income was related to the decrease of $3.8 million in the gain on derivative, which was offset by the $754 thousand increase in mortgage fee income. The $731 thousand decrease in noninterest expense was primarily the result of the following: a $996 thousand decrease in salaries and employee benefits expense, which was primarily due to a 9.2% decrease in origination volume and a $1.4 million decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: a $144 thousand decrease in marketing, contributions, and sponsorships, which was offset by a $160 thousand increase in travel, entertainment, dues, and subscriptions and a $207 thousand increase in occupancy and equipment expense.

Beginning in the second quarter of 2017, the Mortgage Banking segment began holding real estate construction loans. As a result, provision expense increased $171 thousand during the nine month period ended September 30, 2017 versus the same time period in 2016.

Financial Holding Company

For the three months ended September 30, 2017, the Financial Holding Company segment lost $1.2 million compared to a loss of $1.1 million in 2016. Interest expense increased $5 thousand, noninterest income decreased $194 thousand, and noninterest expense decreased $158 thousand. The decrease in noninterest income was due to a $194 thousand decrease in other operating income, primarily intercompany services income related to Regulation W. In addition, the income tax benefit decreased $4 thousand. The decrease in noninterest expense was primarily due to a $361 thousand decrease in salaries and employee benefits expense, which was offset by a $53 thousand increase in travel, entertainment, dues and subscriptions expense and a $147 thousand increase in professional fees.

For the nine months ended September 30, 2017, the Financial Holding Company segment lost $3.3 million compared to a loss of

$3.2 million in 2016, excluding discontinued operations. Interest expense increased $9 thousand, noninterest income decreased $542 thousand, and noninterest expense decreased $470 thousand. The decrease in noninterest income was due to a $70 thousand decrease in gain on sale of securities and a $472 thousand decrease in other operating income, primarily intercompany services income related to Regulation W. In addition, the income tax benefit increased $4 thousand. The decrease in noninterest expense was primarily due to a $798 thousand decrease in salaries and employee benefits expense, which was offset by a $119 thousand increase in occupancy and equipment expense, a $107 thousand increase in professional fees, a $78 thousand increase in other operating expense, and a $73 thousand increase in travel, entertainment, dues, and subscriptions.

Insurance

In June 2016, primarily all the assets of the Insurance segment were sold and the segment was reorganized as a subsidiary of the Bank. There is no insurance segment in 2017. The discontinued insurance segment lost $0 for the three months ended September 30, 2016 and lost $362 thousand for the nine months ended September 30, 2016.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of September 30, 2017 and 2016 is as follows:

(Dollars in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Service cost	$—	$—	—	—
Interest cost	90	92	270	276
Expected Return on Plan Assets	(86)	(83)	(258)	(248)
Amortization of Net Actuarial Loss	60	59	180	177
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$64	$68	192	205
Contributions Paid	$145	$62	261	142

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the three and nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$105	$479	$455	$1,082	Gain on sale of securities
	105	479	455	1,082	Total before tax
	(42)	(192)	(182)	(433)	Income tax expense
	63	287	273	649	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(60)	(59)	(180)	(177)	Salaries and benefits
	(60)	(59)	(180)	(177)	Total before tax
	24	24	72	71	Income tax expense
	(36)	(35)	(108)	(106)	Net of tax

Total reclassifications	$27	$252	$165	$543

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at June 30, 2017	$(9)	$(2,881)	$(2,890)
Other comprehensive loss before reclassification	96	(36)	60
Amounts reclassified from AOCI	(63)	36	(27)
Net current period OCI	33	—	33
Balance at September 30, 2017	$24	$(2,881)	$(2,857)

Balance at June 30, 2016	$1,702	$(3,060)	$(1,358)
Other comprehensive loss before reclassification	(437)	25	(412)
Amounts reclassified from AOCI	(287)	35	(252)
Net current period OCI	(724)	60	(664)
Balance at September 30, 2016	$978	$(3,000)	$(2,022)

Balance at December 31, 2016	$(1,598)	$(2,679)	$(4,277)
Other comprehensive loss before reclassification	1,895	(310)	1,585
Amounts reclassified from AOCI	(273)	108	(165)
Net current period OCI	1,622	(202)	1,420
Balance at September 30, 2017	$24	$(2,881)	$(2,857)

Balance at December 31, 2015	$(363)	$(2,570)	$(2,933)
Other comprehensive loss before reclassification	1,990	(536)	1,454
Amounts reclassified from AOCI	(649)	106	(543)
Net current period OCI	1,341	(430)	911
Balance at September 30, 2016	$978	$(3,000)	$(2,022)

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

There were no assets or liabilities related to discontinued operations at September 30, 2017 or December 31, 2016.

Net income from discontinued operations, net of tax, for the nine and three months ended September 30, 2017 and September 30, 2016, were as follows:

	Nine months ended September 30,		Three months ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
NONINTEREST INCOME
Insurance and investment services income	$—	$1,887	$—	$—
Gain on sale of subsidiary	—	6,926	—	—
Other operating income	—	2	—	—
Total noninterest income	—	8,815	—	—

NONINTEREST EXPENSES
Salary and employee benefits	—	1,937	—	—
Occupancy expense	—	124	—	—
Equipment depreciation and maintenance	—	29	—	—
Data processing and communications	—	79	—	—
Marketing, contributions and sponsorships	—	7	—	—
Professional fees	—	2	—	—
Printing, postage and supplies	—	12	—	—
Insurance, tax and assessment expense	—	58	—	—
Travel, entertainment, dues and subscriptions	—	67	—	—
Other operating expenses	—	154	—	—
Total noninterest expense	—	2,469	—	—
Income from discontinued operations, before income taxes	—	6,346	—	—
Income tax benefit - discontinued operations	—	2,411	—	—
Net income from discontinued operations	$—	$3,935	$—	$—

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at September 30, 2017 and December 31, 2016 and the results of our operations for the three and nine months ended September 30, 2017 and 2016. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2016.

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

Summary of Results of Operations

As of September 30, 2017 and 2016 and for the nine and three months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Earnings and Per Share Data:
Net income from continuing operations	$6,152	$6,670	$2,318	$2,310
Net income from discontinued operations	$—	$3,935	$—	$—
Net income	$6,152	$10,605	$2,318	$2,310
Net income available to common shareholders	$5,778	$9,791	$2,195	$1,996
Earnings per share from continuing operations - basic	$0.56	$0.73	$0.21	$0.25
Earnings per share from discontinued operations - basic	$—	$0.49	$—	$—
Earnings per common shareholder - basic	$0.56	$1.22	$0.21	$0.25
Earnings per share from continuing operations - diluted	$0.56	$0.68	$0.21	$0.24
Earnings per share from discontinued operations - diluted	$—	$0.40	$—	$—
Earnings per common shareholder - diluted	$0.56	$1.08	$0.21	$0.24
Cash dividends paid per common share	$0.075	$0.060	$0.025	$0.020
Book value per common share	$13.51	$13.49	$13.51	$13.49
Weighted average shares outstanding - basic	10,262,944	8,073,644	10,443,443	8,080,690
Weighted average shares outstanding - diluted	10,288,534	9,935,209	12,410,070	10,434,344

Performance Ratios:
Return on average assets - continuing operations [1]	0.57%	0.62%	0.63%	0.64%
Return on average assets - discontinued operations [1]	—%	0.37%	—%	—%
Return on average equity - continuing operations [1]	5.73%	7.41%	6.28%	7.32%
Return on average equity - discontinued operations [1]	—%	4.37%	—%	—%
Net interest margin [2]	3.29%	3.22%	3.37%	3.17%
Efficiency ratio [3]	83.57%	80.23%	83.28%	80.58%
Overhead ratio 1 4	4.91%	4.90%	4.87%	5.18%

Asset Quality Data and Ratios:
Charge-offs	$925	$1,844	$472	$1,018
Recoveries	$83	$13	$24	$2
Net loan charge-offs to total loans [1] [5]	0.10%	0.23%	0.16%	0.38%
Allowance for loan losses	$9,396	$9,150	$9,396	$9,150
Allowance for loan losses to total loans [6]	0.86%	0.85%	0.86%	0.85%
Nonperforming loans	$6,559	$10,201	$6,559	$10,201
Nonperforming loans to total loans	0.60%	0.95%	0.60%	0.95%

Capital Ratios:
Equity to assets	10.12%	8.54%	10.12%	8.54%
Leverage ratio	9.41%	7.88%	9.41%	7.88%
Common equity Tier 1 capital ratio	10.76%	7.78%	10.76%	7.78%
Tier 1 risk-based capital ratio	11.79%	9.51%	11.79%	9.51%
Total risk-based capital ratio	15.18%	12.76%	15.18%	12.76%
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

During the fourth quarter of 2012, the Bank acquired Potomac Mortgage Group, Inc. (“PMG” which, following July 15, 2013, began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”). In the third quarter of 2013, this fifty percent (50%) interest in LSP was reduced to a twenty-five percent (25%) interest through a sale of a partial interest. MVB Mortgage has ten mortgage only offices, located in Virginia, within the Washington, DC metropolitan area as well as North Carolina and South Carolina, and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

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

Currently, the Bank operates fifteen full-service banking branches in West Virginia and Virginia, which are located at: 301 Virginia Avenue in Fairmont, Marion County; 100 NASA Boulevard in Fairmont, Marion County; 1000 Johnson Avenue in Bridgeport, Harrison County; 406 West Main St. in Clarksburg, Harrison County; 88 Somerset Boulevard in Charles Town, Jefferson County; 651 Foxcroft Avenue in Martinsburg, Berkeley County; 704 Foxcroft Avenue in Martinsburg, Berkeley County; 5091 Gerrardstown Road in Inwood, Berkeley County; 2400 Cranberry Square in Cheat Lake, Monongalia County; 10 Sterling Drive in Morgantown, Monongalia County; 231 Aikens Center in Martinsburg, Berkeley County; 400 Washington Street East in Charleston, Kanawha County; 1801 Old Reston Avenue in Reston, Fairfax County, 51 Donahue Drive, Suite 115, in Morgantown, Monongalia County, and 106 Harrison Street SE, Suite 100, in Leesburg, Loudoun County.

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

The Company’s primary business activities, through its subsidiary, are currently community banking, and mortgage banking. As a community-based bank, the Bank offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Services are provided through our walk-in offices, automated teller machines (“ATMs”), drive-in facilities, and internet and telephone banking. Additionally, the Bank offers non-deposit investment products through an association with a broker-dealer. Since the opening date of January 4, 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and customer support in the Marion County and Harrison County, West Virginia markets, expansion into Jefferson, Berkeley, Monongalia and Kanawha Counties, West Virginia, Fairfax County, Virginia, and most recently, Loudoun County, Virginia. With the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened increased market opportunities in the Washington, D.C. metropolitan region and added enough volume to further diversify the Company’s revenue stream.

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2016 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q. At September 30, 2017, the Company had 390 full-time equivalent employees. The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

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

Results of Operations

Overview of the Statements of Income

For the three months ended September 30, 2017, the Company earned $2.3 million compared to $2.3 million in the third quarter of 2016. Net interest income increased by $685 thousand, noninterest income decreased by $2.4 million, and noninterest expenses decreased by $773 thousand. The increase in net interest income was driven by an increase of $1.1 million in interest income and a $422 thousand increase in interest expense. Although average loan balances decreased $37.8 million, yield on loans and loans held for sale increased 37 basis points, primarily due to an increase in commercial loan yield of 25 basis points and an increase in real estate loan yield of 66 basis points. Additionally, yield on investment securities increased 22 basis points. The cost of interest-bearing liabilities increased 13 basis points, primarily the result of a 72 basis point increase in the cost of FHLB and other borrowings due to Federal Funds rate increases since June 2016.

Loan loss provisions of $96 thousand and $1.1 million were made for the quarters ended September 30, 2017 and 2016, respectively. The decrease in loan loss provision is most attributable to historical loss rates that have declined substantially, while a significantly lower level of charge-offs in the third quarter of 2017 versus the third quarter of 2016 is also a notable contributing factor. Meanwhile, the overall decrease in provision was impacted by decreased loan volume in the third quarter of 2017 versus the same quarter in 2016. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. The Company charged off $472 thousand in loans during the third quarter of 2017 versus $1.0 million for the same time period in 2016. The total loan portfolio decreased by $7.9 million in the third quarter of 2017, with the decrease being concentrated in the residential mortgage loan portfolio, while increasing by $12.0 million for the same time period in 2016, with the increase being more evenly distributed across the commercial and residential real estate portfolios.

For the nine months ended September 30, 2017, the Company earned $6.2 million compared to $6.7 million for the nine months ended September 30, 2016, excluding discontinued operations. Net interest income increased by $448 thousand, non interest income decreased by $2.6 million, and noninterest expenses increased by $391 thousand. The increase in net interest income was driven by a increase of $1.0 million in interest income and a $579 thousand increase in interest expense. While average loan balances decreased $34.7 million, yield on loans and loans held for sale increased 17 basis points. Additionally, yield on investment securities increased 18 basis points. While average interest bearing liabilities decreased $29.1 million, the cost of FHLB and other borrowings increased by 58 basis points due to Federal Funds rate increases since June 2016.

Loan loss provisions of $1.1 million and $3.0 million were made for the nine months ended September 30, 2017 and 2016, respectively. The decrease in loan loss provision is most attributable to historical loss rates that have declined substantially, while a significantly lower level of charge-offs during the nine month period ended September 30, 2017 versus the same time period in 2016, with the overall decrease being impacted by a lower level of ASC 310-10 specific loss allocations. In addition, the overall decrease in provision was impacted by decreased loan volume in the first nine months of 2017 versus the same time period in 2016. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.  The Company charged off $925 thousand in loans during the nine month period ended September 30, 2017 versus $1.8 million for the same time period in 2016. Additionally, during the nine month period ended September 30, 2017, ASC 310-10 specific loss allocations decreased by $122 thousand, while in the same time period of 2017, the specific loss allocations increased by $333 thousand.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and certificates of deposits in other banks. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements, subordinated debt and Federal Home Loan Bank ("FHLB") and other borrowings. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income. Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. Since June 2016, the Federal Reserve raised its key interest rate from a range of 0.75% to 1.00% to a range of 1.00% to 1.25%.

For the three months ended September 30, 2017 versus 2016, the Company was able to grow average investment securities by $37.2 million to $183.1 million, although average loans and loans held for sale balances declined by $37.8 million to $1.1 billion. In addition, the average balance on interest-bearing deposits in banks decreased by $14.1 million to $4.5 million, primarily due to a deposit reclassification program that was implemented during 2016 and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement. Average interest-bearing liabilities increased by $3.6 million, primarily the result of a $26.4 million increase in interest bearing deposits offset by a $21.6 million decrease in average FHLB and other borrowing balances. An increase in the Company’s average non-interest bearing balances of $9.2 million helped to sustain a 11 basis point favorable spread on net interest margin.

The net interest margin for the three months ended September 30, 2017 and 2016 was 3.37% and 3.17% respectively. The 20 basis point increase in the net interest margin for the quarter ended September 30, 2017 was the result of a 32 basis point increase in yield on average earning assets, which was primarily the result of a 37 basis point increase in yield on loans and loans held for sale. More specifically, this increase was a result of an increase of 25 basis points in commercial loan yield and a 66 basis point increase in real estate loan yield. Additionally, yield on investment securities increased 22 basis points. Cost of interest-bearing liabilities for the three months ended September 30, 2017 versus 2016 increased by 13 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 72 basis point increase in FHLB and other borrowings due to Federal Funds rate increases since June 2016 and a 5 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 16 basis point increase in certificates of deposit, a 6 basis point increase in IRAs, and a 11 basis point increase in NOW, offset by a 6 basis point decrease in money market checking and a 1 basis point decrease in savings.

For the nine months ended September 30, 2017 versus 2016, the Company was able to grow average investment securities by $38.3 million to $173.9 million, although average loans and loans held for sale balances decreased by $34.7 million to $1.1 billion. In addition, the average balance on interest-bearing deposits in banks decreased by $14.4 million to $3.5 million, primarily due to a deposit reclassification program that was implemented during 2016 and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement. Average interest-bearing liabilities decreased by $29.1 million, primarily the result of a $31.6 million decrease in average FHLB and other borrowing balances and a $4 million decrease in repurchase agreements and federal funds sold. An increase in the Company's average non-interest bearing balances of $17.8 million helped to sustain a 12 basis point favorable spread on net interest margin.

The net interest margin for the nine months ended September 30, 2017 and 2016 was 3.29% and 3.22% respectively. The 7 basis point increase in the net interest margin for the nine months ended September 30, 2017 was the result of a 14 basis point increase in yield on average earning assets, which was primarily the result of a 17 basis point increase in yield on loans and loans held for sale. Cost of interest-bearing liabilities for the nine months ended September 30, 2017 versus 2016 increased 9 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 58 basis point increase in FHLB and other borrowings due to Federal Funds rate increases since June 2016, and a 2 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 16 basis point increase in certificates of deposit, a 2 basis point increase in IRAs, and a 2 basis point increase in NOW, offset by a 5 basis point decrease in savings and a 1 basis point decrease in money market checking.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$4,484	$15	1.33%	$18,567	$28	0.60%
CDs with other banks	14,711	74	2.00	10,893	53	1.95
Investment securities:
Taxable	126,880	693	2.17	78,943	342	1.73
Tax-exempt	56,264	443	3.12	67,033	476	2.84
Loans and loans held for sale: [1]
Commercial	762,650	8,742	4.55	737,134	7,916	4.30
Tax exempt	14,991	130	3.44	16,170	140	3.46
Real estate	349,459	4,346	4.93	409,074	4,370	4.27
Consumer	13,462	187	5.51	16,003	198	4.95
Total loans	1,140,562	13,405	4.66	1,178,381	12,624	4.29
Total earning assets	1,342,901	14,630	4.32	1,353,817	13,523	4.00
Less: Allowance for loan losses	(9,760)			(9,337)
Cash and due from banks	17,501			12,995
Other assets	123,898			89,586
Total assets	$1,474,540			$1,447,061

Liabilities
Deposits:
NOW	$436,493	$675	0.61%	$426,096	$530	0.50%
Money market checking	246,160	458	0.74	178,579	359	0.80
Savings	46,807	20	0.17	42,811	19	0.18
IRAs	16,649	56	1.33	16,701	53	1.27
CDs	249,698	874	1.39	305,259	941	1.23
Repurchase agreements and federal funds sold	25,093	20	0.32	26,238	17	0.26
FHLB and other borrowings	149,313	548	1.46	170,946	316	0.74
Subordinated debt	33,524	565	6.69	33,524	559	6.67
Total interest-bearing liabilities	1,203,737	3,216	1.06	1,200,154	2,794	0.93
Noninterest bearing demand deposits	115,343			106,097
Other liabilities	7,703			14,530
Total liabilities	1,326,783			1,320,781

Stockholders’ equity
Preferred stock	7,834			16,334
Common stock	10,495			8,132
Paid-in capital	98,289			74,439
Treasury stock	(1,084)			(1,084)
Retained earnings	35,152			30,070
Accumulated other comprehensive income	(2,929)			(1,611)
Total stockholders’ equity	147,757			126,280
Total liabilities and stockholders’ equity	$1,474,540			$1,447,061

Net interest spread			3.26			3.07
Net interest income-margin		$11,414	3.37%		$10,729	3.17%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$3,504	$37	1.41%	$17,859	$73	0.55%
CDs with other banks	14,566	213	1.96	12,392	178	1.92
Investment securities:
Taxable	118,497	1,884	2.13	73,987	984	1.77
Tax-exempt	55,426	1,291	3.11	61,682	1,320	2.85
Loans and loans held for sale: [1]
Commercial	744,967	24,854	4.46	734,924	24,394	4.43
Tax exempt	15,193	392	3.45	16,491	428	3.46
Real estate	358,309	12,312	4.59	398,213	12,489	4.18
Consumer	13,880	529	5.10	17,441	619	4.73
Total loans	1,132,349	38,087	4.50	1,167,069	37,930	4.33
Total earning assets	1,324,342	41,512	4.19	1,332,989	40,485	4.05
Less: Allowance for loan losses	(9,641)			(8,758)
Cash and due from banks	16,060			13,206
Other assets	103,576			88,061
Total assets	$1,434,337			$1,425,498

Liabilities
Deposits:
NOW	$428,359	$1,802	0.56%	$457,945	$1,865	0.54%
Money market checking	240,094	1,349	0.75	146,467	833	0.76
Savings	47,825	59	0.16	43,870	70	0.21
IRAs	16,501	159	1.29	16,252	155	1.27
CDs	257,015	2,583	1.34	318,740	2,816	1.18
Repurchase agreements and federal funds sold	23,165	56	0.32	27,169	55	0.27
FHLB and other borrowings	122,062	1,216	1.33	153,687	861	0.75
Subordinated debt	33,524	1,674	6.68	33,524	1,664	6.62
Total interest-bearing liabilities	1,168,545	8,898	1.02	1,197,654	8,319	0.93
Noninterest bearing demand deposits	114,455			96,615
Other liabilities	8,204			11,271
Total liabilities	1,291,204			1,305,540

Stockholders’ equity
Preferred stock	7,959			16,334
Common stock	10,307			8,124
Paid-in capital	96,268			74,355
Treasury stock	(1,084)			(1,084)
Retained earnings	33,202			24,294
Accumulated other comprehensive income	(3,519)			(2,065)
Total stockholders’ equity	143,133			119,958
Total liabilities and stockholders’ equity	$1,434,337			$1,425,498

Net interest spread			3.17			3.12
Net interest income-margin		$32,614	3.29%		$32,166	3.22%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Noninterest Income

Mortgage fee income generates a substantial portion of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds, returned check fees, allowable overdraft fees, and service charges on commercial accounts. Gain (loss) on derivatives and interchange income also account for a significant amount of noninterest income.

For the three months ended September 30, 2017, noninterest income totaled $10.2 million compared to $12.5 million for the same time period in 2016. The $2.3 million decrease in noninterest income was primarily the result of a $1.3 million decrease in gain on derivatives, a $650 thousand decrease in mortgage fee income, a $374 thousand decrease in gain on sale of securities and a $86 thousand decrease in other operating income. Mortgage production volume decreased by $50.4 million or 11.2% in the third quarter of 2017 compared to the third quarter of 2016. In addition, loans held for sale decreased from $123.1 million at September 30, 2016 to $69.1 million at September 30, 2017.

For the nine months ended September 30, 2017, noninterest income totaled $30.5 million compared to $33.1 million for the same time period in 2016. The $2.6 million decrease in noninterest income was primarily the result of a $3.6 million decrease in gain on derivatives, a $627 thousand decrease in gain on sale of securities, and a $361 thousand decrease in gain on sale of portfolio loans, which was offset by a $1.8 million increase in mortgage fee income and a $209 thousand increase in other operating income. The decrease in gain on derivatives was largely the result of a 17.5% decrease in the locked mortgage pipeline for the nine months ended September 30, 2017 compared to a 70.5% increase in the locked mortgage pipeline for the nine months ended September 30, 2016. Mortgage production volume decreased by $37.7 million or 3.1% in the nine months ended September 30, 2017 compared to the same time period in 2016. In addition, loans held for sale decreased from $123.1 million at September 30, 2016 to $69.1 million at September 30, 2017.

Noninterest Expense

The Company had 390 full-time equivalent personnel at September 30, 2017, as noted, compared to 362 full-time equivalent personnel as of September 30, 2016. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate a substantial portion of the Company’s noninterest expense. The Company’s efficiency ratio was 83.28% for the third quarter of 2017 compared to 80.58% for the third quarter of 2016. The Company's efficiency ratio was 83.57% for the nine months ended September 30, 2016 compared to 80.23% for the same time period in 2016. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The increased efficiency ratios are the result of noninterest expense outpacing the growth in net interest income and noninterest income.

For the three months ended September 30, 2017, noninterest expense totaled $18.0 million compared to $18.7 million for the same time period in 2016. The $773 thousand decrease in noninterest expense was primarily the result of the following:

Salaries and employee benefits decreased $1.1 million. A majority of the decrease was attributable to a 15.1% decrease in commissions caused primarily by a 8.8% decrease in loan origination volume. In addition, lower mortgage earnings led a $619 thousand decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition.

Data processing and communication expense decreased $295 thousand. This decrease was largely driven by lower data processing fees related to the core system conversion that the Bank implemented in the second quarter of 2017.

Other operating expenses decreased $82 thousand, due to increased correspondent service charges, increased training expenses, increased public relations expense, increased bank charges, and increased shareholder's communications expenses.

Occupancy and equipment expense increased $292 thousand. This increase was mainly the result of increased utilities, real estate taxes, furniture rental expense, fixtures and equipment expense, and depreciation expense due to the addition of new offices.

Travel, entertainment, dues, and subscriptions expense increased $169 thousand. This increase was mainly driven by increased meals and entertainment expense, publications and subscriptions expense, and travel expenses.

Printing, postage, and supplies expense increased $151 thousand, due to increased office supplies and printing expenses due to the core system conversion and new offices.

Insurance, tax, and assessment expense increased $101 thousand, due to increased FDIC assessment expense and increased business and operating tax.

For the nine months ended September 30, 2017, noninterest expense totaled $52.8 million compared to $52.4 million for the same time period in 2016. The $391 thousand increase was primarily the result of the following:

Occupancy and equipment expense increased $779 thousand. This increase was mainly the result of increased utilities, real estate taxes, furniture rental expense, fixtures and equipment expense, and depreciation expense due to the addition of new offices.

Travel, entertainment, dues, and subscriptions expense increased $409 thousand. This increased was mainly driven by meals and entertainment expense, publications and subscriptions expense, and travel expenses. Approximately $79 thousand of this increase was related to the core system conversion that the Bank implemented during the second quarter of 2017.

Insurance, tax, and assessment expense increased $297 thousand, due to increased FDIC assessment expense and increased business and operating tax.

Other operating expenses increased $274 thousand due to increased public relations expenses, loan expenses, provision for unfunded commitments, training expenses, and increased bank charges.

Salaries and employee benefits decreased $1.4 million. A majority of this decrease was due to a 9.2% decrease in commissions due to lower origination volume and a $1.4 million decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Approximately $196 thousand of this decrease was related to capitalized payroll costs for certain employees involved in the core system conversion that the Bank implemented during the nine months ended September 30, 2017. Additionally, the decrease also relates to a $500 thousand reorganization expense during the nine months ended September 30, 2016. Also, there were increases related to additional staffing related to organic growth and raises for existing staff.

Return on Average Assets (Annualized)

The Company’s return on average assets from continuing operations was 0.63% for the third quarter of 2017, compared to 0.64% for the third quarter of 2016. The decreased return for the third quarter of 2017 is a direct result of an increase of $27.5 million in average total assets, primarily the result of a $37.2 million increase in average investment securities and a $34.3 million increase in average other assets. These increases were partially offset by a $37.8 million decrease in average total loans and loans held for sale and a $14.1 million decrease in interest-bearing deposits in banks.

The Company's return on average assets from continuing operations was 0.57% for the nine months ended September 30, 2017, compared to 0.62% for the nine months ended September 30, 2016. The decreased return for the nine months ended September 30, 2017 is a direct result of a $518 thousand decrease in earnings from continuing operations, while average total assets increased by $8.8 million.

Return on Average Equity (Annualized)

The Company’s return on average stockholders’ equity from continuing operations was 6.28% for the third quarter of 2017, compared to 7.32% for the third quarter of 2016, excluding discontinued operations. The decreased return for the third quarter of 2017 is a direct result of a $21.5 million increase in average stockholders' equity. The increase in average stockholders' equity was due to a $20.5 million Private Placement, a $5.0 million Rights Offering, $8.5 million in earnings since September 30, 2016 and was offset by the redemption of the Company's SBLF preferred stock in the amount of $8.5 million. These events are discussed in Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

The company's return on average stockholders' equity from continuing operations was 5.73% for the nine months ended September 30, 2017, compared to 7.41% for the nine months ended September 30, 2016, excluding discontinued operations. The decreased return for the nine months ended September 30, 2017 is a direct result of a $518 thousand decrease in earnings from continuing operations, while average stockholders' equity increased by $23.2 million. The increase in average stockholders' equity was due to a $20.5 million Private Placement, a $5.0 million Rights Offering, $8.5 million in earnings since September 30, 2016 and was offset by the redemption of the Company's SBLF preferred stock in the amount of $8.5 million. These events are discussed in Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Overview of the Statement of Condition

Total assets at September 30, 2017 were $1.5 billion, or an increase of $52.8 million since December 31, 2016. The greatest areas of increase were $41.3 million in net loan growth and $25.0 million in investment security growth.

Total liabilities at September 30, 2017 were $1.3 billion, or an increase of $49.4 million since December 31, 2016. The greatest area of increase was $52.3 million in interest-bearing deposit balances.

Total stockholders’ equity at September 30, 2017 was $149.0 million, or an increase of $3.4 million since December 31, 2016. In addition, unrealized gains on available-for-sale securities increased $1.6 million and pension liability was reduced by $202 thousand.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.3 million at September 30, 2017, compared to $17.3 million at December 31, 2016.

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

Investment securities totaled $187.3 million at September 30, 2017, compared to $162.4 million at December 31, 2016. As of September 30, 2017, the investment portfolio is comprised of the following mix of securities:

•	32.8% – Municipal securities

•	29.7% – U.S. Agency securities

•	29.2% – U.S. Sponsored Mortgage-backed securities

•	8.3% – Equity and other securities

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

Loans

The Company’s loan portfolio totaled $1.1 billion as of September 30, 2017 and $1.1 billion as of December 31, 2016. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, as well as the northern Virginia area for the mortgage and commercial lending business. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At September 30, 2017 and December 31, 2016, $782.9 million, or 71.5% and $757.5 million, or 71.9%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $9.4 million or 0.86% of total loans at September 30, 2017 compared to $9.1 million or 0.86% of total loans at December 31, 2016. Although this ratio remained constant, it is impacted by the net effect of loan loss provision, net charge-offs, and changes in the outstanding balance of the total loan portfolio. In comparison to December 31, 2016, loan loss provision as of September 30, 2017 was reduced despite an increase in the total loan portfolio as a result of a decrease in certain historical loan loss rates and specific loan loss allocations. The Bank continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.2 billion at September 30, 2017.

Non-interest bearing deposits remain a core funding source for the Bank and thus, the Company. At September 30, 2017, noninterest-bearing balances totaled $121.5 million compared to $115.7 million at December 31, 2016. The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest bearing sources of the Bank and its subsidiaries.

Interest-bearing deposits totaled $1.0 billion at September 30, 2017 compared to $991.3 million at December 31, 2016.

Average interest-bearing deposits totaled $995.8 million during the third quarter of 2017 compared to $969.4 million during the third quarter of 2016, an increase of $26.4 million. Average noninterest bearing deposits totaled $115.3 million during the third quarter of 2017 compared to $106.1 million during the third quarter of 2016. Management will continue to emphasize deposit gathering in 2017 by offering outstanding customer service and competitively priced products. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB borrowings to fund its operations and investments. At September 30, 2017, repurchase agreements totaled $25.0 million compared to $25.2 million at December 31, 2016. In addition to the aforementioned funds alternatives, the Bank has access to more than $228.7 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the nine months ended September 30, 2017, cash provided by financing activities totaled $46.8 million, while outflows from investing activity totaled $68.4 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Current Economic Conditions

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia. In addition, MVB Mortgage has mortgage only offices located in Virginia, Washington, DC, as well as North Carolina and South Carolina and, in addition, has mortgage loan originators located at select Bank locations throughout West Virginia.

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 4.1% and 4.8% in September 2017 and 2016, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	August 2017	August 2016
Berkeley County, WV	4.0%	4.0%
Harrison County, WV	4.9%	5.6%
Jefferson County, WV	3.4%	3.5%
Marion County, WV	5.5%	6.2%
Monongalia County, WV	4.2%	4.7%
Kanawha County, WV	5.2%	5.5%
Fairfax County, VA	3.1%	3.4%
Loudoun County, VA	3.1%	3.4%

The numbers from the Company’s primary market areas continue to be slightly better than the national numbers. The Company and the Bank nonperforming loan information supports the fact that the Company’s primary market areas have not suffered as much as that of the nation as a whole. Nonperforming loans to total loans were 0.60% and 0.95% as of September 30, 2017 and 2016, respectively. Annualized net charge-offs to total loans were 0.10% and 0.23% for each period, respectively. The Company and the Bank continue to closely monitor economic and delinquency trends.

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

The energy industry, consisting of coal and natural gas, which has been negatively impacted by the decline in energy commodity prices, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry. As of September 30, 2017 and December 31, 2016, the outstanding loan balances to coal and natural gas production clients were $6.4 million and $7.3 million, respectively.

Capital/Stockholders' Equity

For the nine months ended September 30, 2017, stockholders’ equity increased approximately $3.4 million to $149.0 million. This increase consists of net income year-to-date of $6.2 million, along with dividends paid totaling $773 thousand, and a $4.9 million rights offering, offset by a $8.5 million decrease related to the redemption of SBLF preferred stock. As stockholders’ equity increased, the equity to assets ratio decreased 0.14% to 10.12% due to the increase in total assets during the nine months ended September 30, 2017. The Company paid dividends to common shareholders of $773 thousand in the nine months ended September 30, 2017 and $484 thousand in the nine months ended September 30, 2016 and earned $6.2 million in the nine months ended September 30, 2017 versus $10.6 million in the nine months ended September 30, 2016, resulting in the dividend payout ratio increasing from 4.94% in the nine months ended September 30, 2016 to 13.38% in the nine months ended September 30, 2017.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At September 30, 2017, accumulated other comprehensive loss totaled $2.9 million, a decrease in the loss of $1.4 million from December 31, 2016.

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

At September 30, 2017, the Company's consolidated risk-based capital ratios were above the minimum standards for a well capitalized institution. The total risk-based capital ratio of 15.18% at September 30, 2017, is above the well capitalized standard of 10.0%. The tier 1 risk-based capital ratio of 11.79% also exceeded the well capitalized minimum of 8.0%. The common equity tier 1 capital ratio of 10.76% is above the well capitalized standard of 6.5%. The leverage ratio at September 30, 2017 was 9.41% and was also above the well capitalized standard of 5.0%.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on September 30, 2017 and December 31, 2016, respectively. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Future Outlook

The Company’s net income remained flat in the third quarter of 2017 compared to the third quarter of 2016. The Company has invested in the infrastructure to support envisioned future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. Commercial and retail loan production remains strong and mortgage and insurance have added staff and locations to increase production and improve profitability. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will focus on doing the things that have made it successful thus far through the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of the most outstanding customer service with the highest quality products and technology.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2017. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended June 30, 2017, over a twelve-month period, an immediate 100 basis point increase in interest rates would result in an increase in net interest income by 1.4%. An immediate 200 basis point increase in interest rates would result in an increase in net interest income by 3.3%. A 100 basis point decrease in interest rates would result in a decrease in net interest income of 3.7%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2017, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MVB Financial Corp.

Date:	11/2/2017	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	11/2/2017	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)