Form 10-K
period 2017-12-31
MVB FINANCIAL CORP
filed 2018-03-08
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file Number 34603-9

MVB Financial Corp.
(Exact name of registrant as specified in its charter)

West Virginia	20-0034461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Virginia Avenue, Fairmont, WV	26554
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (304) 363-4800
(Former name, former address and former fiscal year, if changed since last report) [None]

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period through June 30, 2017, the aggregate market value of the common shares of the Registrant held by non-affiliates during that time was $121,710,032. For this purpose certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting to be held May 15, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 7, 2018, the Registrant had 10,528,627 shares of common stock outstanding with a par value of $1.00 per share.

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through it’s wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank”). MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, LLC (“MVB Insurance”), and MVB Community Development Corporation (“CDC”).

MVB Bank was chartered in 1997 and commenced operations in 1999.

In 2012, MVB Bank acquired Potomac Mortgage Group, Inc. (“PMG” which began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”). In 2013, this fifty percent interest (50%) in LSP was reduced to a twenty-five percent (25%) interest and in 2017, a forfeiture of a partial interest occurred, which increased the interest owned to thirty-three percent (33%). At this time, LSP began doing business as Lenderworks.

MVB Insurance was originally formed in 2000. In 2013, MVB Insurance became a direct subsidiary of the Company. In 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million and was reported in discontinued operations. MVB Insurance retained the assets related to, and continues to operate, its title insurance business, which is immaterial in terms of revenue. The Company reorganized MVB Insurance as a subsidiary of the Bank in 2016.

MVB Community Development Corporation was formed in 2017 to house significant CRA investments that the Bank participates in to better the communities it serves.

Business Overview

The Company’s primary business activities, through its subsidiaries, are primarily community banking and mortgage banking. The Bank offers its customers a full range of products and services including:

•	Various demand deposit accounts, savings accounts, money market accounts, and certificates of deposit;

•	Commercial, consumer, and real estate mortgage loans and lines of credit;

•	Debit cards;

•	Cashier’s checks;

•	Safe deposit rental facilities; and

•	Non-deposit investment services.

The Bank’s financial products and services are offered through its financial service locations and automated teller machines (“ATMs”) in West Virginia and Virginia, as well as telephone and internet-based banking through both personal computers and mobile devices. Non-deposit investment services are offered through an association with a broker-dealer.

Since its opening in 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and customer support in Marion and Harrison counties in West Virginia, expansion into Jefferson, Berkeley, Monongalia, and Kanawha counties in West Virginia and, most recently, into Fairfax and Loudoun counties in Virginia. Since the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened increased market opportunities in the Washington, DC metropolitan region and added enough volume to further diversify the Company’s revenue stream.

The Company’s business activities include three reportable segments: commercial and retail banking, mortgage banking, and a financial holding company. For a discussion of each of these reporting segments, please see Note 21, “Segment Reporting” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recent Corporate Developments

On April 7, 2017, the Bank converted its core banking system (including the related operating systems, data systems, and products).

On December 7, 2017, the Company's common stock was approved for listing and began trading on The Nasdaq Common Market.

Primary Market Area and Customers

The Company considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia. In addition, MVB Mortgage has mortgage-only offices located in Virginia, Washington, DC, North Carolina, and South Carolina. The Bank currently operates a total of fourteen full-service banking branches: twelve in West Virginia and two in Virginia. MVB Mortgage operates ten mortgage-only offices, located in Virginia, within the Washington, DC metropolitan area, North Carolina, and South Carolina. In addition, MVB Mortgage has mortgage loan originators located at select Bank locations throughout West Virginia.

The Company originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, the Company retains most of its originated loans (exclusive of long-term, fixed rate residential mortgages that are sold.) However, loans originated in excess of the Bank’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by the bank.

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 3.9%, 4.5% and 4.8% in December 2017, 2016 and 2015, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	December 2017	December 2016	December 2015
Berkeley County, WV	3.6%	3.0%	3.8%
Harrison County, WV	4.8%	4.9%	5.8%
Jefferson County, WV	3.0%	2.6%	3.1%
Marion County, WV	5.5%	5.1%	5.9%
Monongalia County, WV	3.6%	3.3%	3.8%
Kanawha County, WV	5.1%	4.7%	5.2%
Fairfax County, VA	2.6%	3.0%	3.1%
Loudoun County, VA	2.7%	3.0%	3.1%

The energy industry, consisting of coal and natural gas, which has seen recent stimulation through natural gas pipeline projects and increases in energy commodity pricing, are elements of the West Virginia economy and numerous markets in which the Company operates. The Company has limited exposure in both the coal and natural gas industry. As of December 31, 2017 and 2016, the outstanding loan balances to coal and natural gas production clients were $6.3 million and $7.3 million, respectively.

Segment Reporting

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into the Asset Purchase Agreement with USI, as discussed above and in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products. Due to the sale as discussed below and in Note 23, "Discontinued Operations" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. None of the insurance services activity is included in continuing operations

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$52,423	$4,698	$4	$(527)	$56,598
Mortgage fee income	736	37,262	—	(849)	37,149
Insurance and investment services income	563	—	—	—	563
Other income	5,303	(2,372)	5,466	(5,403)	2,994
Total operating income	59,025	39,588	5,470	(6,779)	97,304
Expenses:
Interest expense	9,118	2,317	2,241	(1,375)	12,301
Salaries and employee benefits	12,266	26,196	5,646	—	44,108
Provision for loan losses	1,967	206	—	—	2,173
Other expense	19,523	8,188	4,085	(5,404)	26,392
Total operating expenses	42,874	36,907	11,972	(6,779)	84,974
Income (loss) from continuing operations, before income taxes	16,151	2,681	(6,502)	—	12,330
Income tax expense (benefit) - continuing operations	5,820	1,082	(2,147)	—	4,755
Net income (loss) from continuing operations	10,331	1,599	(4,355)	—	7,575
Income (loss) from discontinued operations	—	—	—	—	—
Income tax expense (benefit) - discontinued operations	—	—	—	—	—
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$10,331	$1,599	$(4,355)	$—	$7,575
Preferred stock dividends	—	—	498	—	498
Net income (loss) available to common shareholders	$10,331	$1,599	$(4,853)	$—	$7,077

Capital Expenditures for the year ended December 31, 2017	$3,226	$1,187	$83	$—	$4,496
Total Assets as of December 31, 2017	1,533,497	149,323	184,600	(333,118)	1,534,302
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

	2016
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$50,413	$4,285	$3	$—	$(578)	$54,123
Mortgage fee income	(252)	36,960	—	—	(1,035)	35,673
Insurance and investment services income	420	—	—	—	—	420
Other income	5,485	1,674	5,247	—	(5,294)	7,112
Total operating income	56,066	42,919	5,250	—	(6,907)	97,328
Expenses:
Interest expense	8,437	2,082	2,226	—	(1,613)	11,132
Salaries and employee benefits	11,592	27,696	5,937	—	—	45,225
Provision for loan losses	3,632	—	—	—	—	3,632
Other expense	18,009	8,125	3,144	—	(5,294)	23,984
Total operating expenses	41,670	37,903	11,307	—	(6,907)	83,973
Income (loss) from continuing operations, before income taxes	14,396	5,016	(6,057)	—	—	13,355
Income tax expense (benefit) - continuing operations	4,496	1,954	(2,072)	—	—	4,378
Net income (loss) from continuing operations	9,900	3,062	(3,985)	—	—	8,977
Income (loss) from discontinued operations	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	—	—	2,629	(218)	—	2,411
Net income (loss) from discontinued operations	—	—	4,297	(362)	—	3,935
Net income (loss)	$9,900	$3,062	$312	$(362)	$—	$12,912
Preferred stock dividends	—	—	1,128	—	—	1,128
Net income (loss) available to common shareholders	$9,900	$3,062	$(816)	$(362)	$—	$11,784

Capital Expenditures for the year ended December 31, 2016	$1,145	$220	$303	$—	$—	$1,668
Total Assets as of December 31, 2016	1,415,735	122,242	180,340	—	(299,513)	1,418,804
Goodwill as of December 31, 2016	1,598	16,882	—	—	—	18,480

	2015
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$40,524	$3,882	$2	$—	$(308)	$44,100
Mortgage fee income	7	30,560	—	—	(1,095)	29,472
Insurance and investment services income	338		—	—	—	338
Other income	3,721	1,673	4,331	—	(4,580)	5,145
Total operating income	44,590	36,115	4,333	—	(5,983)	79,055
Expenses:
Interest expense	6,776	1,647	2,204	—	(1,402)	9,225
Salaries and employee benefits	11,049	20,774	4,250	—	—	36,073
Provision for loan losses	2,493	—	—	—	—	2,493
Other expense	16,132	7,471	2,534	—	(4,362)	21,775
Total operating expenses	36,450	29,892	8,988	—	(5,764)	69,566
Income (loss) from continuing operations, before income taxes	8,140	6,223	(4,655)	—	(219)	9,489
Income tax expense (benefit) - continuing operations	2,176	2,394	(1,597)	—	(87)	2,886
Net income (loss) from continuing operations	5,964	3,829	(3,058)	—	(132)	6,603
Income (loss) from discontinued operations	—	—	—	134	219	353
Income tax expense (benefit) - discontinued operations	—	—	—	53	87	140
Net income (loss) from discontinued operations	—	—	—	81	132	213
Net income (loss)	$5,964	$3,829	$(3,058)	$81	$—	$6,816
Preferred stock dividends	—	—	575	—	—	575
Net income (loss) available to common shareholders	$5,964	$3,829	$(3,633)	$81	$—	$6,241

Capital Expenditures for the year ended December 31, 2015	$1,174	$354	$616	$9	$—	$2,153
Total Assets as of December 31, 2015	1,378,988	125,227	148,509	5,017	(273,265)	1,384,476
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

Commercial & Retail Banking

For the year ended December 31, 2017, the Commercial & Retail Banking segment earned $10.3 million compared to $9.9 million in 2016. Net interest income increased by $1.3 million, primarily the result of a $1.3 million increase in interest on taxable investment securities and a $734 thousand increase in interest and fees on loans which was offset by a $546 thousand increase in interest on deposits and a $132 thousand increase in interest on FHLB and other borrowings. Noninterest income increased by $949 thousand, primarily the result of a $988 thousand increase in mortgage fee income, a $419 thousand increase on commercial swap fee income, a $447 thousand increase in other operating income, offset by a $557 thousand decrease in gain on sale of securities and a $504 thousand decrease in gain on sale of portfolio loans. Noninterest expense increased by $2.2 million, primarily the result of the following: $674 thousand increase in salaries and employee benefits expense, $599 thousand increase in occupancy and equipment expense, and $227 thousand increase in data processing and communications expense, which was offset by a $209 thousand decrease in professional fees. The $599 thousand increase in occupancy and equipment expense was primarily the result of two new full-service branches opened in 2017 and increased equipment expense related to depreciation and continued maintenance of property and software. The $227 thousand increase in data processing and communications was primarily the result of the core conversion completed in April 2017, along with overall growth in terms of personnel and office space company-wide and the usage of additional products, services, and providers to better serve the client base. In addition, provision expense decreased by $1.7 million. Also, income tax expense increased $1.3 million as a result of both increased net income before income taxes and as a result of tax reform in which the Company was required to re-measure its net deferred tax asset and resulted in an income tax charge of $646 thousand.

Mortgage Banking

For the year ended December 31, 2017, the Mortgage Banking segment earned $1.6 million compared to $3.1 million in 2016. Net interest income increased $178 thousand, noninterest income decreased by $3.7 million, and noninterest expense decreased by $1.4 million. The decrease in noninterest income was primarily the result of a $4.1 million decrease in the gain on derivative. The decrease in the gain on derivatives was largely the result of a 39.0% decrease in the locked mortgage pipeline for 2017 compared to a 31.6% increase in the locked mortgage pipeline for 2016. The decrease in noninterest expense was primarily the result of the following: $1.5 million decrease in salaries and employee benefits expense, which was primarily due to a 15.6% decrease in origination volume and a $1.2 million decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: a $242 thousand increase in occupancy and equipment expense and a $146 thousand increase in travel, entertainment, dues, and subscriptions expense, which were offset by a $159 thousand decrease in marketing expense and a $148 thousand decrease in mortgage processing expense.

Financial Holding Company

Excluding discontinued operations, for the year ended December 31, 2017, the Financial Holding Company segment lost $4.4 million compared to a loss of $4.0 million in 2016. Interest expense increased $15 thousand, noninterest income increased $219 thousand and noninterest expense increased $650 thousand. In addition, the income tax benefit increased $75 thousand. The increase in noninterest expense was primarily due to a $604 thousand increase in professional fees, a $169 thousand increase in travel, entertainment, dues, and subscriptions expense, a $125 thousand increase in occupancy and equipment expense, and a $100 thousand increase in other operating expense.

Insurance

In June 2016, primarily all the assets of the Insurance segment were sold and the segment was reorganized as a subsidiary of the Bank. There was no insurance segment in 2017. The discontinued insurance segment lost $362 thousand in 2016.

Commercial Loans

At December 31, 2017, the Bank had outstanding approximately $783.9 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 70.9% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2017, the Bank had outstanding consumer loans in an aggregate amount of approximately $12.8 million or approximately 1.2% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2017, the Bank had approximately $308.6 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 27.9% of total loans outstanding.

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

Construction Loans.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, MVB may advance funds beyond the amount originally committed to permit completion of the project. Also, note that with respect to construction loans, the bank generally makes loans to the homeowner and not to builders. At December 31, 2017, residential mortgage construction loans to individuals totaled approximately $117.1 million with an average life of 10 months and are generally refinanced to a permanent loan upon completion of the construction.

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

The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. The likelihood and timing of any such changes and the impact such changes may have on the Company is impossible to determine with any certainty. A change in statutes, regulations or regulatory policies applicable to the Company and its subsidiary could have a material effect on our business, financial condition or our results of operations.

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

Certain provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. The Company will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Financial Protection Bureau (“CFPB”) and the requirements of the enhanced supervision provisions, among others.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and the Bank's wholly-owned subsidiaries. As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and it and its subsidiary are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as administered by the SEC.

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

Most of the financial activities that are permissible for financial holding companies also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted by a financial holding company. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory Community Reinvestment Act rating.

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

In addition, SEC regulations require public companies, like the Company, to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

The scope and content of the U.S. banking regulators’ policies on incentive compensation and SEC rulemaking with respect to executive compensation are continuing to develop.

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

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on the Bank’s capital calculations. In November 2017, the federal banking agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

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

Federal Home Loan Bank (“FHLB”) membership

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”) plus 4.00% of outstanding advances and 0.75% of outstanding letters of credit.  The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2017, the Bank held capital stock of FHLB in the amount of $7.6 million.

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

Consumer Financial Protection

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair, deceptive, and abusive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal financial regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. The CFPB also has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, which authority would not apply to the Company or the Bank.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. The CFPB issued final rules changing the reporting requirements for lenders under the Home Mortgage Disclosure Act. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the loans and borrowers. The expanded data is being collected as of January 1, 2018.

Financial Privacy

Federal law currently contains extensive customer privacy protection provisions, including substantial customer privacy protections provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. In December 2015, Congress amended the Gramm-Leach-Bliley Act privacy provisions to include an exception under which if a financial institution meets certain conditions, it is not required to provide annual privacy notices to customers. In August 2017, the CFPB finalized a rule implementing this provision, and that rule became effective October 10, 2017, with a mandatory compliance date of October 1, 2018.

Automated Overdraft Payment Regulation

Federal regulators have adopted consumer protection regulations and guidance related to automated overdraft payment programs offered by financial institutions. Regulation E prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. Financial institutions must also provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. In addition, FDIC-supervised institutions must monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. Financial institutions must also impose daily limits on overdraft charges, review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and ensure board and management oversight regarding overdraft payment programs.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding our defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, we are not aware that we have experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. For further discussion of risks related to cybersecurity, see Item 1A, Risk Factors, of this Annual Report on Form 10-K.

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

While the U.S. economy experienced growth during 2017, with increasing exports, jobs, and manufacturing production, continued economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, combined with continued oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

A significant portion of our loans are secured by real estate concentrated in the State of West Virginia and the Commonwealth of Virginia, which may adversely affect our earnings and capital if real estate values decline.

Nearly 78.4% of our total loans are real estate interests (residential, nonresidential including both owner-occupied and investment real estate, and construction and land development) mainly concentrated in the State of West Virginia and the Commonwealth of Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

Our nonresidential real estate loans expose us to greater risks of nonpayment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses which would reduce our net income.

At December 31, 2017, $796.7 million, or 72.1%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our allowance for loan losses could become inadequate and reduce earnings and capital.

The Bank maintains an allowance for loan losses that it believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of the Bank’s clients relative to their financial obligations with it. The amount of future losses, however, is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond the Bank’s control, and these future losses may exceed its current estimates. Management performs stress tests on the loan portfolios to estimate future loan losses, but additional provisions for loan losses could be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in the Bank’s market area, or changes in the circumstances of particular borrowers. We cannot predict with absolute certainty the amount of losses or guarantee that the allowance for loan losses is adequate to absorb future losses in the loan portfolio. Excessive loan losses could have a material adverse effect on the Company’s financial condition and results of operations.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, the Bank could need to significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. See the section captioned “Allowance for Loan Losses” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, located elsewhere in this Annual Report on Form 10-K for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

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

Our profitability depends significantly on economic conditions in the State of West Virginia and the Commonwealth of Virginia and a decline in general economic conditions in the State of West Virginia and the Commonwealth of Virginia could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends primarily on the general economic conditions of the State of West Virginia and the Commonwealth of Virginia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 37.5% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within the State of West Virginia and the Commonwealth of Virginia. A significant decline in general economic conditions in State of West Virginia and the Commonwealth of Virginia, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

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

Changes in tax laws, including those included in the Tax Cuts and Jobs Act, may adversely affect our performance and create the risk that we may need to adjust our accounting for these changes.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our performance. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (the “Tax Reform Act”) was enacted into law. This new tax legislation made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, such as ours. Among other things, the Tax Reform Act (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Form Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods. As discussed elsewhere in this Annual Report on Form 10-K, as a result of the Tax Reform Act the Company was required to re-measure its deferred tax asset, resulting in an income tax charge of $646 thousand for the year ended December 31, 2017. Any future adjustments or changes resulting from the Tax Reform Act could affect our current or future financial statements, or both.

We operate in a highly competitive industry and market area and failure to effectively compete could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to extensive government regulation and supervision and possible enforcement and other legal actions that could detrimentally affect our business.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models which may prove to be inadequate or inaccurate which could result in unexpected losses, insufficient allowances for loan losses, or unexpected fluctuations in the value of our financial instruments.

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

Due to credit and liquidity risks and economic volatility, making the determination of the value of a securities portfolio is less certain. A decline in market value associated with these disruptions could result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2017, we had $18.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may not be able to attract and retain the skilled people necessary to conduct our business.

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

Interruption to our information systems or breaches in security, including as a result of cyber attacks or other cyber incidents, could adversely affect the Company’s operations or otherwise harm our business.

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

In addition, there have been efforts on the part of third parties to breach data security at financial institutions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), attacks are often not recognized until launched against a target and we may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures. We may also be unable to prevent attacks that are supported by foreign governments or other well-financed entities and that may originate from less regulated and remote areas of the world.

The occurrence of any such failure, disruption or security breach of our information systems, particularly if widespread or resulting in financial losses to our customers, could damage our reputation and our relationships with our partners and customers, result in a loss of customer business, subject us to additional regulatory scrutiny, and expose us to civil litigation and possible financial liability. These risks could have a material effect on our business, results of operations and financial condition.

We continually encounter technological change and failure to continually adapt to such change could materially impact our financial condition and results of operations.

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

Financial services companies depend on the accuracy and completeness of information about customers and counterparties which, if inaccurate, could have a material adverse impact on our financial condition and results of operations.

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

Shares of our common stock began trading on the Nasdaq Capital Market on December 7, 2017 under the symbol “MVBF,” and were previously traded on the OTC Bulletin Board. There has been limited trading in our shares over the last 12 months. If limited trading in the common stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

If we are unable to maintain compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of our stock could be adversely affected.

As of December 7, 2017, our common stock began trading on the Nasdaq Capital Market. Previously, our common stock was traded on the OTC Bulletin Board. There can be no assurances, however, that we will be able to maintain compliance with Nasdaq’s present listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common stock.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, including real or anticipated changes in the strength of the economies we serve; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of operating results.

Our ability to pay dividends is not certain and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

Our ability to pay dividends in the future is not certain. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. For further information, see the section captioned "Supervision and Regulation – Limit on Dividends" in Item 1, Business, of this Annual Report on Form 10-K.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. At December 31, 2017, we have no material weaknesses in our internal controls over financial reporting but a material weakness could occur in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal controls over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its Bank subsidiary, owns its main office located at 301 Virginia Avenue in Fairmont, West Virginia. The Company’s subsidiary owns or leases various other offices in the counties and cities in which they operate. As of December 31, 2017, the Company operated fourteen full-service banking branches, ten mortgage only offices, with locations as further described in Item 1, Business, of this Annual Report on Form 10-K. Nine of the fourteen full-service banking branches are owned and the remaining five are leased. All mortgage locations are leased.

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

The Company's common stock is traded on the Nasdaq Capital Market under the symbol “MVBF.”

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

Quarterly Market and Dividend Information:

	High	Low	Last	Dividend
2017
Fourth Quarter	$20.40	$18.26	$20.10	$0.025
Third Quarter	18.90	13.05	18.80	0.025
Second Quarter	13.25	12.55	13.20	0.025
First Quarter	14.00	12.70	12.75	0.025

2016
Fourth Quarter	$13.05	$11.50	$12.80	$0.02
Third Quarter	13.50	11.95	12.31	0.02
Second Quarter	14.00	12.06	12.95	0.02
First Quarter	13.99	9.50	13.40	0.02

MVB Financial Corp. had 1,091 stockholders of record at December 31, 2017.

Equity Compensation Plan Information as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	910,647	$13.00	1,173,575
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	910,647	$13.00	1,173,575

During 2017, 49,400 stock options under the Company’s equity compensation plan were exercised.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company’s common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2010, and the cumulative return is measured as of each subsequent fiscal year end.

Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
MVB Financial Corp.	$100.00	$138.96	$126.21	$111.13	$109.29	$170.96
KBW Bank Index	100.00	125.06	134.09	131.96	165.75	192.69
Russell 2000	100.00	137.00	141.84	133.74	159.78	180.79

Recent Sales of Unregistered Securities

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

On March 13, 2017, the Company also entered into an Investment Agreement (the “Investment Agreement”) with its Chief Executive Officer, Larry F. Mazza (“Mazza”). Pursuant to the Investment Agreement, Mazza committed to subscribe for and purchase, at a price of $11.50 per common share, upon expiration of the Rights Offering, the number of shares of the Company’s common stock, if any, equal to the amount by which 100,000 exceeds the number of shares purchased by Mazza in the Rights Offering. Pursuant to the Investment Agreement, Mazza agreed not to sell or otherwise transfer any shares acquired in connection with the Investment Agreement for a period of six months following the closing of the Rights Offering. Upon completion of the Rights Offering, on April 14, 2017, Mazza purchased an additional 9,001 shares of common stock under the Investment Agreement, which purchase was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

See discussion above under "Recent Sales of Unregistered Securities."

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company’s audited consolidated financial statements for each of the periods and at the dates indicated

	Years Ended December 31,
(Dollars in thousands except per share data)	2017	2016	2015	2014	2013
Balance Sheet Data:
Assets	$1,534,302	$1,418,804	$1,384,476	$1,110,459	$987,060
Investment securities	231,507	162,368	123,115	122,751	163,081
Loans, net	1,096,063	1,043,764	1,024,164	792,074	617,370
Loans held for sale	66,794	90,174	102,623	69,527	89,186
Deposits	1,159,580	1,107,017	1,012,314	823,227	695,811
Stockholders' equity	150,192	145,625	114,712	109,438	94,022
Weighted average shares outstanding - basic	10,308,738	8,212,021	8,014,316	7,905,468	6,657,093
Weighted average shares outstanding - diluted	10,440,228	10,068,733	8,140,116	8,102,117	6,939,028
Income Statement Data:
Interest income	$56,598	$54,123	$44,100	$36,168	$27,515
Interest expense	12,301	11,132	9,225	7,511	5,187
Net interest income	44,297	42,991	34,875	28,657	22,328
Provision for loan loss	2,173	3,632	2,493	2,582	2,260
Net interest income after provision for loan loss	42,124	39,359	32,382	26,075	20,068
Noninterest income	40,706	43,205	34,955	22,022	25,844
Gain on sale of securities	731	1,082	130	413	145
Noninterest expense	70,500	69,209	57,848	45,194	40,388
Income from continuing operations, before income taxes	12,330	13,355	9,489	2,903	5,524
Income tax expense - continuing operations	4,755	4,378	2,886	248	1,245
Net Income from continuing operations	7,575	8,977	6,603	2,655	4,279
Income (loss) from discontinued operations, before income taxes	—	6,346	353	(920)	(522)
Income tax expense (benefit) - discontinued operations	—	2,411	140	(344)	(262)
Net Income (loss) from discontinued operations	—	3,935	213	(576)	(260)
Net Income	7,575	12,912	6,816	2,079	4,020
Preferred dividends	498	1,128	575	332	85
Net Income available to common shareholders	7,077	11,784	6,241	1,747	3,935
Per Share Data:
Earnings per share from continuing operations - basic	$0.69	$0.96	$0.75	$0.29	$0.63
Earnings per share from discontinued operations - basic	—	0.48	0.03	(0.07)	(0.04)
Earnings per share per common shareholder - basic	0.69	1.44	0.78	0.22	0.59
Earnings per share from continuing operations - diluted	0.68	0.92	0.74	0.29	0.60
Earnings per share from discontinued operations - diluted	—	0.39	0.03	(0.07)	(0.03)
Earnings per share per common shareholder - diluted	0.68	1.31	0.77	0.22	0.57
Cash dividends	0.10	0.08	0.08	0.08	0.08
Book value	13.63	12.93	12.20	11.59	11.10
Tangible book value	11.80	11.01	9.81	9.44	8.85
Asset Quality Ratios:
Nonperforming loans to gross loans	0.88%	0.59%	0.99%	1.16%	0.14%
Nonperforming assets to total assets	0.72	0.47	0.76	0.89	0.12
Net charge-offs to gross loans	0.13	0.24	0.07	0.16	0.23
Allowance for loan losses to gross loans	0.89	0.86	0.78	0.78	0.79
Selected Ratios:
Return on average assets - continuing operations	0.52%	0.63%	0.54%	0.26%	0.54%
Return on average assets - discontinued operations	—	0.28	0.02	(0.06)	(0.03)
Return on average equity - continuing operations	5.23	7.30	5.89	2.57	5.44
Return on average equity - discontinued operations	—	3.20	0.19	(0.56)	(0.33)
Dividend payout	13.64	5.00	9.40	30.59	13.36
Efficiency ratio	82.94	80.29	82.84	89.18	85.44
Equity to assets	9.79	10.26	8.29	9.86	9.53
Common equity tier 1 capital ratio	10.55	10.11	7.59	n/a	n/a
Tier 1 risk-based capital ratio	11.54	11.92	9.47	12.03	13.03
Total risk-based capital ratio	14.87	15.36	12.91	16.40	13.80
Leverage ratio	9.27	9.54	7.77	8.98	9.28

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiary (collectively “we,” “our,” or “us), including the Bank; and

•
statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company’s or the Bank management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in this Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

•	the ability of the Company, the Bank, and MVB Mortgage to successfully execute business plans, manage risks, and achieve objectives;

•
changes in local, national and international political and economic conditions, including without limitation changes in the political and economic climate, continued recovery from the recent economic crisis, delay of recovery from that crisis, economic conditions and fiscal imbalances in the United States and other countries, potential or actual downgrades in rating of sovereign debt issued by the United States and other countries, and other major developments, including wars, natural disasters, military actions, and terrorist attacks;

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, including the recently enacted Tax Reform Act, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Federal Reserve, and the FDIC;

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

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels; and

•	other risks and uncertainties detailed in Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

In Management’s Discussion and Analysis, we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in the Company’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Dixon Hughes Goodman, LLP to audit the consolidated financial statements and their independent audit report is included herein.

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

Goodwill and Other Intangible Assets

As discussed in Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating the fair value of the Company’s reporting units. If the fair value of the reporting unit is less than its carrying value including goodwill, the Company would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

The Company use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Management also evaluates deferred tax assets to determine if it is more likely than not that the deferred tax benefit will be utilized in future periods. If not, a valuation allowance is recorded. Our deferred tax assets are described further in Note 8, "Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recent Accounting Pronouncements and Developments

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which resulted in a decrease of $646 thousand. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the Company plans to adopt in 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and Management Loan Committee ("MLC") engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist with implementation that will be tested throughout 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:(1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company established a project management team, which is currently evaluating the impact of the new standard, and expects an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has performed a preliminary evaluation of these amendments. Based on this evaluation, the Company has determined that this new standard is not expected to have a material impact on the Company's consolidated financial statements as it relates to accounting for financial instruments, as the effect of this pronouncement would be a reclassification of $219 thousand from accumulated other comprehensive income to retained earnings upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principal versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. The Company evaluated the impact of this standard on individual customer contracts, while management evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company determined that this standard will not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company completed its evaluation and review of this standard and determined that this guidance will not have a material effect on the consolidated financial statements, and as such, adopted the revenue recognition standard as of January 1, 2018.

Summary Financial Results

Excluding discontinued operations, the Company earned $7.6 million in 2017 compared to $9.0 million in 2016, a decrease of $1.4 million. The 2017 earnings equated to a return on average assets of 0.52% and a return on average equity of 5.23%, compared to 2016 results of 0.63% and 7.30%, respectively. Basic earnings per share were $0.69 in 2017 compared to $0.96 in 2016. Diluted earnings per share were $0.68 in 2017 compared to $0.92 in 2016.

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

Net interest income increased $1.3 million, noninterest income decreased $2.5 million, and noninterest expenses increased by $1.3 million during 2017 compared to 2016. The Company’s yield on earning assets in 2017 was 4.17% compared to 4.05% in 2016. Total loans increased by $53.1 million to $1.1 billion at December 31, 2017.

Net interest income increased $8.1 million, noninterest income increased $8.3 million and noninterest expenses increased by $11.4 million during 2016 compared to 2015. The Company’s yield on earning assets in 2016 was 4.05% compared to 3.88% in 2015. Total loans increased to $1.1 billion at December 31, 2016, from $1.0 billion at December 31, 2015.

Deposits increased $52.6 million to $1.2 billion at December 31, 2017, from $1.1 billion at December 31, 2016. The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of interest-bearing liabilities for the Company was 1.04% in 2017 compared to 0.93% in 2016. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin of 3.27% in 2017 compared to 3.22% in 2016.

Deposits increased $94.7 million to $1.1 billion at December 31, 2016, from $1.0 billion at December 31, 2015. The overall cost of interest-bearing liabilities for the Company was 0.93% in 2016 compared to 0.90% in 2015. Increasing the asset yield at a faster pace than the cost of interest-bearing liabilities resulted in a net interest margin of 3.22% in 2016 compared to 3.07% in 2015.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. Net interest margin was 3.27% in 2017 compared to 3.22% and 3.07% in 2016 and 2015, respectively. The net interest margin continues to face considerable pressure due rising interest rates and competitive pricing of loans and deposits in the Bank’s markets. During 2017, the Federal Reserve raised its key interest rate from a range of 0.50% to 0.75% to a range of 1.25% to 1.50%. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2017, net interest income increased by $1.3 million or 3.0% to $44.3 million from $43.0 million in 2016. This increase is largely due to the growth in average earning assets, primarily $49.3 million in taxable investment securities and $16.6 million in commercial loans. Average total earning assets were $1.36 billion in 2017 compared to $1.34 billion in 2016. Average total loans and loans held for sale declined to $1.15 billion in 2017 from $1.17 billion in 2016, primarily the result of a $24.0 million decrease in average real estate loans held for sale. As a result of the increase in average total earning assets, total interest income increased by $2.5 million, or 4.6%, to $56.6 million in 2017 from $54.1 million in 2016. Average investment securities increased $44.0 million, the result of a $49.3 million increase in taxable investments and partially offset by a $5.3 million average decrease in tax-exempt investments. Yield on tax-exempt securities increased 28 basis points and taxable securities yield increased 32 basis points. Average interest-bearing liabilities decreased in 2017 by $9.9 million, primarily the result of a $52.1 million decrease in the average balance of certificates of deposit, a $17.6 million decrease in the average balance of borrowings, and a $16.2 million decrease in the average balance of NOW accounts, partially offset by a $76.0 million increase in the average balance of money market checking accounts. Average interest-bearing deposits grew to $1.0 billion in 2017 from $992.7 million in 2016. Total interest expense increased by $1.2 million, caused primarily by a $546 thousand increase in deposit interest and a $604 thousand increase in interest on FHLB and other borrowings. The result was a 11 basis point increase in the cost of interest bearing liabilities from 2016 to 2017.

During 2016, net interest income increased by $8.1 million or 23.3% to $43.0 million from $34.9 million in 2015. This increase is largely due to the growth in average earning assets, primarily $179.0 million in loans and loans held for sale. Average total earning assets were $1.34 billion in 2016 compared to $1.14 billion in 2015. Average total loans and loans held for sale grew to $1.2 billion in 2016 from $987.7 million in 2015. Primarily as a result of this growth, total interest income increased by $10.0 million, or 22.7%, to $54.1 million in 2016 from $44.1 million in 2015. Average investment securities increased $21.1 million, mainly the result of a $10.7 million average increase in tax-exempt investments and a $10.4 million increase in taxable investments. Yield on tax-exempt securities remained flat, increasing only 1 basis point, while taxable securities increased 34 basis points. Average interest-bearing liabilities, mainly deposits and borrowings, likewise increased in 2016 by $165.8 million. Average interest-bearing deposits grew to $992.7 million in 2016 from $842.3 million in 2015. Total interest expense increased by $1.9 million, caused primarily by a $1.5 million increase in deposit interest and a $394 thousand increase in interest on FHLB and other borrowings. The result was a 3 basis point increase in interest cost from 2015 to 2016.

The Company’s average earning assets increased $21.2 million and net interest income increased by $1.3 million during 2017. The net interest margin continues to be pressured by rising rate, increased competition for high quality loan growth and the deposit volume required to fund the growth.

The Bank’s yield on earning assets changed during 2017 as follows: The loan portfolio yield increased by 15 basis points and the investment portfolio yield increased by 16 basis points while the cost of interest bearing liabilities increased by 11 basis points.

The cost of interest-bearing liabilities increased to 1.04% in 2017 from 0.93% in 2016. This increase is primarily the result of a 70 basis point increase in the cost of borrowings and a 22 basis point increase on deposits. Further discussion on borrowings is included in Note 6, "Borrowed Funds" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Statistical Financial Information Regarding MVB Financial Corp.
The following tables provide further information about interest income and expense:
Average Balances and Analysis of Net Interest Income:

	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$3,790	$52	1.37%	$16,347	$94	0.58%	$16,040	$43	0.27%
CDs with other banks	14,619	288	1.97	11,694	228	1.95	12,267	231	1.88
Investment securities:
Taxable	125,797	2,658	2.11	76,525	1,366	1.79	66,110	958	1.45
Tax-exempt	58,786	1,863	3.17	64,108	1,853	2.89	53,376	1,537	2.88
Loans and loans held for sale: [1]
Commercial	751,444	33,896	4.51	734,829	32,620	4.44	616,057	26,264	4.26
Tax exempt	15,064	520	3.45	16,326	564	3.45	19,678	689	3.50
Real estate	373,360	16,612	4.45	398,766	16,594	4.16	334,538	13,586	4.06
Consumer	13,660	709	5.19	16,762	804	4.80	17,383	792	4.56
Total loans	1,153,528	51,737	4.49	1,166,683	50,582	4.34	987,656	41,331	4.18
Total earning assets	1,356,520	56,598	4.17	1,335,357	54,123	4.05	1,135,449	44,100	3.88
Less: Allowance for loan losses	(9,626)			(8,939)			(7,016)
Cash and due from banks	16,287			13,765			14,465
Other assets	90,585			87,815			83,520
Total assets	$1,453,766			$1,427,998			$1,226,418

Liabilities
Deposits:
NOW	$438,123	$2,608	0.60	$454,320	$2,413	0.53	$446,704	$2,713	0.61
Money market checking	239,632	1,781	0.74	163,630	1,282	0.78	65,306	396	0.61
Savings	47,034	78	0.17	43,870	88	0.20	39,766	111	0.28
IRAs	16,678	217	1.30	16,319	208	1.27	12,038	146	1.21
CDs	262,417	3,610	1.38	314,542	3,757	1.19	278,499	2,880	1.03
Repurchase agreements and federal funds sold	23,559	75	0.32	27,066	72	0.27	26,884	83	0.31
FHLB and other borrowings	122,144	1,690	1.38	139,736	1,086	0.78	124,475	692	0.56
Subordinated debt	33,524	2,242	6.69	33,524	2,226	6.64	33,524	2,204	6.57
Total interest-bearing liabilities	1,183,111	12,301	1.04	1,193,007	11,132	0.93	1,027,196	9,225	0.90
Noninterest bearing demand deposits	117,696			99,826			79,611
Other liabilities	8,006			12,220			7,486
Total liabilities	1,308,813			1,305,053			1,114,293

Stockholders’ equity
Preferred stock	7,927			16,334			16,334
Common stock	10,355			8,263			8,065
Paid-in capital	96,987			75,799			74,331
Treasury stock	(1,084)			(1,084)			(1,084)
Retained earnings	34,155			25,943			16,941
Accumulated other comprehensive income	(3,387)			(2,310)			(2,462)
Total stockholders’ equity	144,953			122,945			112,125
Total liabilities and stockholders’ equity	$1,453,766			$1,427,998			$1,226,418

Net interest spread			3.13			3.12			2.98
Net interest income-margin		$44,297	3.27%		$42,991	3.22%		$34,875	3.07%

[1] Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Rate Volume Calculation: 2017 vs. 2016

(Dollars in thousands)	Change in Volume	Change in Rate	Change in both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	738	526	12	1,276
Tax exempt	(44)	—	—	(44)
Real estate	(1,057)	1,148	(73)	18
Consumer	(149)	66	(12)	(95)
Investment securities:
Taxable	880	250	162	1,292
Tax-exempt	(154)	179	(15)	10
Interest-bearing deposits in banks	(73)	130	(99)	(42)
CDs with other banks	57	2	1	60
Total earning assets	198	2,301	(24)	2,475

Interest bearing liabilities
NOW	(86)	291	(10)	195
Money market checking	595	(65)	(31)	499
Savings	6	(15)	(1)	(10)
IRAs	5	4	—	9
CDs	(623)	570	(94)	(147)
Repurchase agreements and federal funds sold	(9)	14	(2)	3
FHLB and other borrowings	(137)	847	(106)	604
Subordinated debt	—	16	—	16
Total interest bearing liabilities	(249)	1,662	(244)	1,169
Total	447	639	220	1,306

Rate Volume Calculation: 2016 vs. 2015

(Dollars in thousands)	Change in Volume	Change in Rate	Change in both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	5,064	1,083	209	6,356
Tax exempt	(117)	(10)	2	(125)
Real estate	2,608	336	64	3,008
Consumer	(28)	41	(1)	12
Investment securities:
Taxable	151	222	35	408
Tax-exempt	309	6	1	316
Interest-bearing deposits in banks	1	49	1	51
CDs with other banks	(11)	8	—	(3)
Total earning assets	7,977	1,735	311	10,023

Interest bearing liabilities
NOW	46	(340)	(6)	(300)
Money market checking	596	116	174	886
Savings	11	(31)	(3)	(23)
IRAs	52	7	3	62
CDs	373	446	58	877
Repurchase agreements and federal funds sold	1	(12)	—	(11)
FHLB and other borrowings	85	275	34	394
Subordinated debt	—	22	—	22
Total interest bearing liabilities	1,164	483	260	1,907
Total	6,813	1,252	51	8,116

Provision for Loan Losses

The Company’s provision for loan losses for 2017, 2016, and 2015 was $2.2 million, $3.6 million and $2.5 million, respectively.

Provision for loan losses of $2.2 million and $3.6 million were made for the year ended December 31, 2017 and 2016, respectively. The decrease in loan loss provision is most attributable to average historical loss rates that have declined substantially in 2017, while net charge-offs were $1.1 million, or 45.0%, less in 2017 versus the prior year. The total decrease in provision would have been greater if not for increased loan volume, and a greater level of ASC 310-10 specific loan loss allocations for impaired loans required in 2017 compared to 2016. More specifically, total loan portfolio growth was 5.0% in 2017 versus 2.0% in 2016, while total specific loan loss allocations for impaired loans increased by $645 thousand in 2017, versus a decrease of $470 thousand in 2016. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.

Provision for loan losses of $3.6 million and $2.5 million were made for the year ended December 31, 2016 and 2015, respectively. The increase in loan loss provision is most attributable to a significantly higher level of net charge-offs recognized in 2016 versus 2015, which increased by $1.8 million or 257.3%. The total increase in provision would have been greater if not for decreased loan portfolio growth and decreased ASC 310-10 specific loan loss allocations for impaired loans. More specifically, total loan portfolio growth was 2.0% in 2016 versus 29.3% in 2015, while total specific loan loss allocations decreased by $470 thousand in 2016, versus an increase of $323 thousand in 2015. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.

Determining the appropriate level of the allowance for loan losses requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators. Management seeks to maintain an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found earlier in this discussion under "Allowance for Loan Losses."

Noninterest Income

Mortgage fee income, gain (loss) on derivatives, interchange income, security sale gains, income on bank owned life insurance and portfolio loan sales generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. The total of noninterest income for 2017, 2016 and 2015 was $40.7 million, $43.2 million and $35.0 million, respectively.

The decrease in noninterest income for 2017 compared to 2016 was primarily the result of a $4.2 million decrease in gain on derivatives, due to a 39.0% decrease in the locked mortgage pipeline during 2017 compared to a 31.6% increase in the locked mortgage pipeline in 2016. In addition, mortgage production volume decreased $102.2 million or 6.2% in 2017 and increased $303.6 million or 22.7% in 2016. Excluding the decrease in gain on derivatives, noninterest income for 2017 increased $1.7 million and was primarily attributed to increases in mortgage fee income, commercial swap fee income and other operating income. Gain on sale of securities and gain on sale of portfolio loans decreased $351 thousand and $504 thousand respectively, in 2017 compared to 2016.

In 2017 and 2016, mortgage fee income increased $1.5 million and $6.2 million, respectively. Production volume decreased by $102.2 million or 6.2% in 2017 and increased $303.6 million or 22.7% in 2016. The greatest decrease in 2017 was due to the decrease in refinance volume of $199.4 million, which was a result of increasing interest rates in 2017. This decrease was partially offset by a $68.8 million increase in construction loans, a $13.5 million increase in purchase loans, and a $13.2 million increase in bridge loans. The increase in 2016 was across all sectors: a $166.7 million increase in construction, a $124.7 million increase in refinance, a $37.7 million increase in purchase, and a $15.6 million increase in bridge. The production volume increase in 2016 was related to expansion into new market areas.

Commercial swap fee income increased $419 thousand from $84 thousand in 2016 to $503 thousand in 2017. This was primarily the result of an increase in swap volume from $4.5 million in 2016 to $17.2 million in 2017.

Other operating income increased $425 thousand from $850 thousand in 2016 to $1.3 million in 2017. This increase was primarily related to a gain on sale of fixed assets of $344 thousand related to the closure and sale of the land, building, and certain furniture and equipment items from a branch located at 704 Foxcroft Avenue, Martinsburg, WV.

During the ordinary course of business in 2017, 2016 and 2015 the Company sold several investment securities at a gain of $731 thousand, $1.1 million and $130 thousand, respectively. All investments that were sold were classified as available-for-sale with the exception of one held-to-maturity investment that was sold during 2015 due to a credit downgrade. The Company is always looking at ways to improve yield while maintaining a high quality short-term investment portfolio.

Gain on sale of portfolio loans decreased $504 thousand from $1.0 million in 2016 to $538 thousand in 2017 and decreased $371 thousand from $1.4 million in 2015 to $1.0 million in 2016. The total volume of portfolio loans sold in 2017, 2016 and 2015 was $52.9 million, $57.2 million, and $75.0 million, respectively.

The Company is continually searching for ways to increase noninterest income.

Noninterest Expense

Noninterest expense was $70.5 million, $69.2 million and $57.8 million in 2017, 2016 and 2015, respectively. Approximately 63%, 65% and 62% of noninterest expense for 2017, 2016 and 2015, respectively, related to personnel costs. Personnel are a critical component of every service organization, which is why personnel costs are such a significant part of the expenditure mix. Salaries and benefits decreased by $1.1 million in 2017 and increased $9.2 million in 2016. The 2017 decrease is primarily the result of decreased commissions due to a 15.6% decrease in mortgage loan origination volume, a $1.2 million decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition, and due to operational efficiency gains during the year. The 2016 increase related to the following: additional staffing related to organic growth, increased commissions due to a 26.4% increase in origination volume and increases for existing staff, a $1.8 million increase in the earn out paid to management of the mortgage company related to the 2012 acquisition, and increases for existing staff.

Equipment and occupancy expense increased by $951 thousand in 2017 and $735 thousand in 2016. The 2017 increase was mainly the result of the two new full-service branches opened in 2017 and increased equipment expense related to depreciation and continued maintenance of property and software. Two branches in Martinsburg, WV were consolidated in December 2017. The 2016 increase was a full year's worth of expense related to the branch acquisitions during late August 2015, three new full-service branches opened in 2015, and increased equipment expense related to depreciation and continued maintenance of property and software.

Travel, entertainment, dues, and subscriptions expense increased by $496 thousand in 2017 and $146 thousand in 2016. More specifically, the 2017 increase was a result of a $144 increase in publications and subscriptions, a $121 thousand increase in meals and entertainment, a $96 thousand increase in travel expense, a $60 thousand increase in dues and memberships, and a $30 thousand increase in licenses and permits. The 2016 increase was a result of a $100 thousand increase in meals and entertainment and a $44 thousand increase in publications and subscriptions.

Professional fees increased by $423 thousand in 2017 and decreased by $512 thousand in 2016. The 2017 increase was related to project management, core conversion and other efficiency implementations, and the Nasdaq listing and subsequent approval. The 2016 decrease was related to not having merger and acquisition related activity and $150 thousand related to a commercial lending relationship.

Data processing increased by $152 thousand in 2017 and $1.0 million in 2016. Both increases were largely driven by the core conversion completed in April 2017, along with overall growth in terms of personnel and office space company-wide and the usage of additional products, services, and providers to better serve the client base.

Income Taxes

The Company incurred income tax expense of $4.8 million, $6.8 million, and $3.0 million in 2017, 2016, and 2015, respectively.

The Company’s effective tax rate was 39%, 34%, and 31% in 2017, 2016 and 2015, respectively. This increase in effective tax rate during 2017 was primarily the result of the Tax Reform Act, signed into law on December 22, 2017, in which the Company was required to re-measure its net deferred tax asset and resulted in a income tax charge of $646 thousand. Among other things, the new law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. If not for having to re-measure the net deferred tax asset, the Company's effective tax rate for 2017 would have been 33%. The Company's effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by the Company. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses. The Company expects that the effective tax rate will be 13% lower under the new tax law than would have been the case prior to enactment; however, there can be no assurance as to the actual amount of any reduction because it will be dependent upon the nature and amount of future income and expenses as well as transactions with discrete tax effects.

Return on Assets

Excluding discontinued operations, the Company’s return on average assets from continuing operations was 0.52% in 2017, compared to 0.63% in 2016 and 0.54% in 2015. The decreased return in 2017 is a direct result of a $1.4 million decrease in earnings from continuing operations, while average total assets increased by $25.8 million, mainly the result of a $44.0 million increase in investment securities. The increased return in 2016 is a direct result of a $2.4 million increase in earnings from continuing operations, while average total assets increased by $201.6 million, mainly the result of a $179.0 million increase in average total loans.

Return on Equity

Excluding discontinued operations, the Company’s return on average stockholders’ equity from continuing operations was 5.23% in 2017, compared to 7.30% in 2016 and 5.89% in 2015. The decreased return in 2017 is a direct result of a $1.4 million decrease in earnings from continuing operations, while average equity increased by $22.0 million. The increased return in 2016 is a direct result of a $2.4 million increase in earnings from continuing operations, while average equity increased by $10.8 million.

Overview of the Statement of Condition

The greatest balance sheet changes from 2016 to 2017 were as follows: total assets increased by $115.5 million to $1.5 billion at December 31, 2017, loans increased by $53.3 million to $1.1 billion, investment securities increased by $69.1 million, deposits increased by $52.6 million, increased borrowings of $61.2 million, and stockholders’ equity increased $4.6 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.3 million at December 31, 2017, compared to $17.3 million at December 31, 2016. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Investment securities totaled $231.5 million at December 31, 2017, compared to $162.4 million at December 31, 2016.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value:

December 31, (Dollars in thousands)	2017	2016	2015
Available-for-sale securities:
U. S. Agency securities	$80,945	$28,816	$29,351
U.S. Sponsored Mortgage-backed securities	58,154	54,732	33,714
Municipal securities	75,842	70,796	1,798
Equity and other securities	16,566	8,024	5,393
Total investment securities available-for-sale	$231,507	$162,368	$70,256

Held-to-maturity securities:
Municipal securities	$—	$—	$52,859

At December 31, 2017, investment securities are all available-for-sale. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2017, the amortized cost of investment securities totaled $231.5 million, resulting in unrealized loss in the investment portfolio of $7 thousand. Although these investments show an unrealized loss, management has the intent and ability to hold the investments to maturity and they are all high quality investments with no other than temporary impairment. The municipal securities continue to give the company the ability to pledge and to better the effective tax rate.

The following table shows the maturities for the investment securities portfolio at December 31, 2017:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Fair Value
U. S. Agency securities	$—	—%	$24,345	1.90%	$20,940	2.13%	$36,420	2.18%	$81,705	$80,945
U.S. Sponsored Mortgage-backed securities	—	—	—	—	7,251	1.64	52,136	2.12	59,387	58,154
Equity and other securities	—	—	1,910	5.53	8,493	2.72	5,537	2.90	15,940	16,566
Municipal securities	300	2.10	11,142	4.06	2,760	5.94	60,280	0.41	74,482	75,842
Total	$300	2.10%	$37,397	2.73%	$39,444	2.44%	$154,373	1.49%	$231,514	$231,507

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

Loans

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $1.1 billion as of December 31, 2017 and December 31, 2016.

During 2017, the Bank experienced loan growth of $53.1 million. The growth primarily came from the commercial and non-residential real estate area, which grew approximately $27.3 million, and from the residential real estate area, which grew $27.8 million.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2017	2016	2015	2014	2013
Commercial and non-residential real estate	$783,909	$756,619	$728,202	$559,387	$455,926
Residential real estate and home equity	308,614	280,838	285,490	220,442	146,001
Consumer and other	12,783	14,511	17,361	17,103	18,916
Total Loans	$1,105,306	$1,051,968	$1,031,053	$796,932	$620,843
Deferred loan origination fees and costs, net	$635	$897	$1,117	$1,365	$1,462
Loans receivable	$1,105,941	$1,052,865	$1,032,170	$798,297	$622,305

At December 31, 2017, commercial loans represented the largest portion of the portfolio approximating 70.9% of the total loan portfolio. Commercial loans totaled $783.9 million at December 31, 2017, compared to $756.6 million at December 31, 2016. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 27.9% of the total loan portfolio. Residential real estate and home equity loans totaled $308.6 million at December 31, 2017, compared to $280.8 million at December 31, 2016. Included in residential real estate loans are home equity credit lines totaling $62.4 million at December 31, 2017, compared to $65.4 million at December 31, 2016. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia county markets of West Virginia and Fairfax and Loudoun county markets of Virginia. Under the Tax Cuts and Jobs Act signed into law on December 22, 2017, interest on home equity loans and lines of credit is no longer deductible. This change could adversely impact the level of originations and outstanding volumes of home equity loans and lines of credit in the future.

At December 31, 2017, consumer loan balances totaled $12.8 million compared to $14.5 million at December 31, 2016. The majority of consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve our market areas.

At December 31, 2017, loans identified by management as potential problem loans amounted to $3.6 million, which includes two commercial relationships comprised of two loans in total. One of the two loans, with an outstanding balance of $3.2 million, is a troubled debt restructured loan that has begun to pay slowly and is being monitored for improvement. These are loans where known information about the borrowers' possible credit problems causes management to have doubts as to the borrowers' ability to comply with the loan repayment terms. However, these loans are sufficiently collateralized and are not believed to present significant risk of loss.

The following table provides additional information about loans:

Loan maturities at December 31, 2017:

(Dollars in thousands)	One Year or Less	One Through Five Years	Due After Five Years	Total
Commercial and non-residential real estate	$151,938	$307,994	$323,977	$783,909
Residential real estate and home equity	149,877	20,644	138,093	308,614
Consumer and other	1,464	3,910	7,409	12,783
Total Loans	$303,279	$332,548	$469,479	$1,105,306

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2017 that mature after one year:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
Predetermined fixed interest rate	$358,961	$98,061	$4,981	$462,003
Floating or adjustable interest rate	273,010	60,676	6,338	340,024
Total as of December 31, 2017	$631,971	$158,737	$11,319	$802,027

Loan Concentration

At December 31, 2017, commercial loans comprised the largest component of the loan portfolio. A large portion of commercial loans are real estate secured however, they are geographically and industry diverse. Loans that are non-real estate secured are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

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

At December 31, 2017 and 2016, impaired loans totaled $15.6 million and $12.2 million respectively. A portion of the allowance for loan losses of $1.2 million and $543 thousand was allocated to cover any loss in these loans at December 31, 2017 and 2016, respectively. Loans past due more than 30 days were $9.8 million and $7.7 million, respectively, at December 31, 2017 and 2016.

	December 31,
	2017	2016	2015
Loans past due more than 30 days to gross loans	0.89%	0.73%	1.83%
Loans past due more than 90 days to gross loans	0.25%	0.39%	0.97%

Net charge-offs of $1.4 million in 2017, $2.5 million in 2016, and $710 thousand in 2015 were incurred. The provision for loan losses was $2.2 million in 2017, $3.6 million in 2016, and $2.5 million in 2015. Net charge-offs represented 0.13%, 0.24%, 0.07%, 0.16% and 0.23% in 2017, 2016, 2015, 2014 and 2013, respectively, compared to gross loans for the indicated period.

The following tables reflect the allocation of the allowance for loan losses as of December 31, 2017, 2016, 2015, 2014 and 2013:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2016	$7,181	$1,718	$202	$9,101
Charge-offs	(1,138)	(250)	(109)	(1,497)
Recoveries	39	44	18	101
Provision	1,722	312	139	2,173
ALL balance at December 31, 2017	$7,804	$1,824	$250	$9,878

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006
Charge-offs	(1,995)	(224)	(338)	(2,557)
Recoveries	8	11	1	20
Provision	3,102	121	409	3,632
ALL balance at December 31, 2016	$7,181	$1,718	$202	$9,101

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223
Charge-offs	(708)	(33)	(6)	(747)
Recoveries	20	6	11	37
Provision	2,391	184	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935
Charge-offs	(1,110)	(130)	(68)	(1,308)
Recoveries	7	3	4	14
Provision	1,857	707	18	2,582
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2012	$3,107	$756	$213	$4,076
Charge-offs	(1,458)	(38)	(33)	(1,529)
Recoveries	57	70	1	128
Provision	1,903	285	72	2,260
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935

(Dollars in thousands)	2017		2016		2015		2014		2013
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$7,804	71%	$7,181	72%	$6,066	70%	$4,363	70%	$3,609	74%
Residential real estate and home equity	1,824	28	1,718	27	1,810	28	1,653	28	1,073	23
Consumer and other	250	1	202	1	130	2	207	2	253	3
Total	$9,878	100%	$9,101	100%	$8,006	100%	$6,223	100%	$4,935	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. For 2017, interest income on loans would have increased by approximately $423 thousand if loans had performed in accordance with their terms.

Non-performing assets and past due loans:

(Dollars in thousands)	2017	2016	2015	2014	2013
Non-accrual loans
Commercial	$8,350	$4,975	$8,195	$3,462	$284
Real estate and home equity	1,170	1,176	839	487	29
Consumer and other	179	78	371	—	76
Total non-accrual loans	9,699	6,229	9,405	3,949	389
Accruing loan past due 90 days or more	—	—	848	5,306	460
Total non-performing loans	9,699	6,229	10,253	9,255	849
Other real estate, net	1,346	414	239	575	375
Total non-performing assets	$11,045	$6,643	$10,492	$9,830	$1,224

Allowance for loan losses	$9,878	$9,101	$8,006	$6,223	$4,935

Non-performing loans to gross loans	0.88%	0.59%	0.99%	1.16%	0.14%
Allowance for loan losses to non-performing loans	101.85%	146.11%	78.08%	67.24%	581.27%
Non-performing assets to total assets	0.72%	0.47%	0.76%	0.89%	0.12%

Impaired loans have increased by $3.4 million, or 28%, during 2017. This change is the net effect of multiple factors, including the identification of $7.6 million of recently impaired loans, principal curtailments of $2.1 million, partial charge-offs of $360 thousand, foreclosure and reclassification to other real estate owned of $1.3 million, reclassification of $150 thousand of previously reported impaired loans to performing loans, and normal loan amortization of $213 thousand.

The $7.6 million total of recently identified impaired loans includes $6.7 million, or 88.2%, of commercial loans, $783 thousand, or 10.3%, of residential mortgage loans, and $129 thousand, or 1.5%, of consumer loans. The commercial loans are primarily concentrated in three relationships, including a $3.4 million purchased participation note secured by a senior healthcare facility, a $1.2 million commercial real estate loan, net of a $579 thousand sold participation, secured by a retail strip center, and a $810 thousand development loan secured by a developed commercial pad site. These three loans represent 80.0% of the recently impaired commercial loans, while the remaining $1.3 million represent fifteen additional commercial loans ranging from $6 thousand to $457 thousand in outstanding balances.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.2 billion, or 84.8% of funding sources at December 31, 2017. This same information at December 31, 2016 reflected $1.1 billion in deposits representing 88.1% of such funding sources. Repurchase agreements, which are available to large corporate customers, represented 1.6% and 2.0% of funding sources at December 31, 2017 and 2016, respectively. FHLB and other borrowings and subordinated debt represented the remainder of such funding sources.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for MVB. At December 31, 2017, noninterest-bearing balances totaled $126.0 million compared to $115.7 million at December 31, 2016 or 10.9% and 10.5% of total deposits respectively. Interest-bearing deposits totaled $1.0 billion at December 31, 2017, compared to $991.3 million at December 31, 2016 or 89.1% and 89.5% of total deposits respectively.

(Dollars in thousands)	2017	2016	2015
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$125,963	$115,692	$80,423
Interest bearing demand	436,303	414,031	473,459
Savings and money markets	284,795	280,533	128,622
Time deposits including CDs and IRAs	312,519	296,761	329,810
Total deposits	$1,159,580	$1,107,017	$1,012,314

Time deposits that meet or exceed the FDIC insurance limit	$18,832	$18,727	$21,690

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$117,696		$99,826		$79,611
Interest-bearing demand deposits:
NOW	438,123	0.60%	454,320	0.53%	446,704	0.61%
Money market checking	239,632	0.74%	163,630	0.78%	65,306	0.61%
Savings	47,034	0.17%	43,870	0.20%	39,766	0.28%
IRAs	16,678	1.30%	16,319	1.27%	12,038	1.21%
CDs	262,417	1.38%	314,542	1.19%	278,499	1.03%
Total interest-bearing deposits	1,003,884	0.83%	992,681	0.78%	842,313	0.74%
Total deposits	$1,121,580		$1,092,507		$921,924

Average interest-bearing deposits totaled $1.0 billion during 2017 compared to $992.7 million during 2016. Average noninterest bearing deposits totaled $117.7 million during 2017 compared to $99.8 million during 2016.

Maturities of time deposits that meet or exceed the FDIC insurance limit:

(Dollars in thousands)	2017
Under 3 months	$1,327
Over 3-12 months	8,878
Over 1 to 3 years	7,155
Over 3 years	1,472
Total	$18,832

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments.
Short-term borrowings:

(Dollars in thousands)	2017	2016	2015
Balance at end of year	$149,596	$87,733	$179,917
Average balance during the year	100,969	137,822	121,425
Maximum month-end balance	220,097	210,600	179,917
Weighted-average rate during the year	1.16%	0.51%	0.34%
Weighted-average rate at December 31	1.61%	0.74%	0.44%

Repurchase agreements:

(Dollars in thousands)	2017	2016	2015
Balance at end of year	$22,403	$25,160	$27,437
Average balance during the year	25,160	27,066	26,884
Maximum month-end balance	25,972	29,561	32,470
Weighted-average rate during the year	0.30%	0.27%	0.31%
Weighted-average rate at December 31	0.34%	0.28%	0.30%

In addition, the Company holds subordinated debt as follows:

(Dollars in thousands)	2017	2016	2015
Balance at end of year	$33,524	$33,524	$33,524
Average balance during the year	33,524	33,524	33,524
Maximum month-end balance	33,524	33,524	33,524
Weighted-average rate during the year	6.69%	6.64%	6.57%
Weighted-average rate at December 31	6.70%	6.63%	6.57%

Capital/Stockholders’ Equity

During the year ended December 31, 2017, stockholders’ equity increased approximately $4.6 million to $150.2 million. This increase consists of net income for the year of $7.6 million, along with dividends paid totaling $1.5 million, net proceeds from a common stock issuance totaling $4.9 million, and an increase in equity due to a change in accumulated other comprehensive income of $1.3 million, offset by a $8.5 million decrease related to the redemption of SBLF preferred stock. Although stockholders’ equity increased as noted above, the equity to assets ratio decreased 0.47% to 9.79% due to the $115.5 million increase in total assets during 2017. The Company paid dividends to common shareholders of $1.0 million in 2017 and $646 thousand in 2016 and earned $7.6 million in 2017 versus $12.9 million in 2016, resulting in the dividend payout ratio increasing from 5.00% in 2016 to 13.64% in 2017.

At December 31, 2017, accumulated other comprehensive loss totaled $3.0 million, a decrease in the loss of $1.3 million from December 31, 2016. This change is primarily the result of the increase in the market value of the investment portfolio from 2016 to 2017, principally in the area of local municipal bonds.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2017 and 2016, the Company meets all capital adequacy requirements to which it is subject.

At December 31, 2017, the Company’s consolidated risk-based capital ratios were above the minimum standards for a well capitalized institution. The total risk-based capital ratio of 14.9% at December 31, 2017, is above the well capitalized standard of 10%. The Tier 1 risk-based capital ratio of 11.5% also exceeded the well capitalized minimum of 8%. The common equity tier 1 capital ratio of 10.5% is above the well capitalized standard of 6.5%. The leverage ratio at December 31, 2017, was 9.3% and was also above the well capitalized standard of 5%. Management believes that capital continues to provide a strong base for profitable growth.

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

Interest Rate Risk

Our primary market risk is interest rate fluctuation. Interest rate risk results from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic conditions, financial conditions, movements in interest rates, and consumer preferences affect the difference between interest earned on our assets and interest paid on our liabilities. The Company's interest rate risk represents the levels of exposure our income and market values have to fluctuations in interest rates. Interest Rate Risk is measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The Asset/Liability Committee (ALCO) oversees the management of interest rate risk. ALCO’s objective is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect the Company from any material financial consequences associated with changes in interest rates.

Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); from changing rate relationships across yield curves that affect bank activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest rate related options embedded in certain bank products (option risk). Changes in interest rates may also affect a bank’s underlying economic value. The values of a bank’s assets, liabilities, and interest-rate related, off-balance sheet contracts are affected by changes in rates because the present values of future cash flows, and in some cases the cash flows themselves, are changed when discounting by different rates.

The Company believes that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals. Management and the Board have chosen an interest rate risk profile that is consistent with our strategic business plan.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by our ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in interest rates. The Company measures the potential adverse impacts that changing interest rates may have on our short-term earnings, long-term value, and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology we employ. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts, or the impact of rate changes on demand for loan and deposit products.

A base case forecast is prepared using Global Insight’s Most Likely rate forecast and alternative simulations reflecting more and less extreme behavior of rates each quarter.  The analysis gets presented to the ALCO and the Board of Directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain, when other business conditions so dictate, or when necessary to model potential balance sheet changes.

The balance sheet is subject to quarterly testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/ - 100, 200, 300, and 400 basis points (“bp”). The goal is to structure the balance sheet so that net interest-earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At December 31, 2017, the Company is shown in a liability sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is more favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	25.0%	20.0%	15.0%	10.0%	10.0%	15.0%	20.0%	25.0%
December 31, 2017	(4.3)%	(3.9)%	(3.2)%	(1.6)%	(0.3)%	(11.6)%	(19.2)%	(22.8)%
December 31, 2016	16.0%	11.2%	6.5%	3.8%	(5.8)%	(12.8)%	(15.4)%	(15.9)%

As shown above, measures of net interest income at risk in a rising rate environment were less favorable at December 31, 2017 than at December 31, 2016 at all interest rate shock levels and less favorable in a falling rate environment for the same time periods. All measures remained well within prescribed policy limits. This reflects rising liability costs in an environment in which we expect short-term market rates to rise faster than long-term rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	35.0%	25.0%	17.0%	12.0%	12.0%	17.0%	25.0%	35.0%
December 31, 2017	(6.3)%	(4.7)%	(3.2)%	(1.7)%	(1.9)%	(16.1)%	(29.7)%	(29.7)%
December 31, 2016	6.3%	5.7%	4.7%	3.2%	(10.4)%	(24.9)%	(36.4)%	(30.5)%

The EVE at risk in down rate scenarios decreased at December 31, 2017, when compared to December 31, 2016, while we expect economic value of equity to decline during rising rate environments. This is due to operating in an environment expecting a relatively flattening yield curve.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2017, cash provided by financing activities totaled $105.9 million, while outflows from investing activity totaled $136.1 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

The Company has an effective shelf registration covering $75 million of debt and equity securities, of which approximately $70 million remains available, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2017. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

(Dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Certificates of deposit and individual retirement accounts [1]	$169,220	$98,012	$45,287	$—	$312,519
Securities sold under agreement to repurchase	22,403	—	—	—	22,403
Operating leases	1,822	2,543	2,469	5,185	12,019
FHLB short-term advances	149,596	—	—	—	149,596
FHLB long-term advances	81	175	2,317	—	2,573
Total	$343,122	$100,730	$50,073	$5,185	$499,110
1 Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Commitments

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the consolidated financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits. Further discussion of these agreements, including the amounts outstanding at December 31, 2017, is included in Note 7, "Commitments and Contingent Liabilities" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

Fourth quarter 2017 net income was $1.4 million compared to $2.3 million in the fourth quarter of 2016. This equated to basic earnings per share, on a quarterly basis, of $0.12 in 2017 and $0.23 in 2016. Diluted earnings per share for the fourth quarter of 2017 and 2016 were $0.12 and $0.22, respectively. Net interest income increased during the fourth quarter and was $11.7 million in the fourth quarter of 2017 compared to $10.8 million in 2016. Noninterest income was $10.2 million in the fourth quarter of 2017 compared to $10.1 million in 2016. Noninterest expense increased to $17.7 million for the fourth quarter of 2017 from $16.8 million in 2016. Loan loss provision was $1.0 million for the fourth quarter of 2017, an increase of $379 thousand over the fourth quarter of 2016.

The commercial and retail banking segment of the Company showed a decrease in earnings in the fourth quarter of 2017 by $713 thousand from the same period one year prior due to an increase in noninterest expenses. Net interest margin increased $584 thousand due to the Company’s strong balance sheet growth, namely loan growth of $27.4 million and deposit growth of $51.1 million. Noninterest income increased $576 thousand, primarily the result of a $225 thousand increase in mortgage fee income, a $181 thousand increase in other operating income, a $58 thousand increase in Visa debit card and interchange income, and a $50 thousand increase in insurance and investment services income. Noninterest expenses increased by $959 thousand, mostly the result of a $366 thousand increase in other operating expenses, a $298 thousand increase in salaries and employee benefits, a $137 thousand increase in data processing and communications expense, and $135 thousand increase in occupancy and equipment expense.

Additionally, fourth quarter 2017 income tax expense increased by $570 thousand to $1.9 million versus the fourth quarter 2016. The increase in tax expense was primarily the result of tax reform in which the Company was required to re-measure its net deferred tax asset and resulted in a income tax charge of $646 thousand.

The mortgage segment of the Company showed an increase in fourth quarter earnings of $115 thousand as a result of the following items. Mortgage fee income decreased by $452 thousand and gain on derivative decreased by $371 thousand. Salaries and benefits decreased $504 thousand as a result of decreased commission expense. In addition, there was an income tax expense increased of $63 thousand due to the larger fourth quarter 2017 earnings versus the prior year.

The financial holding company segment of the company showed an earnings decrease of $286 thousand in the fourth quarter of 2017 compared to the same period in 2016. The earnings decrease was primarily related to a $498 thousand increase in professional fees and a $507 thousand increase in salaries and employee benefits. Additionally, the fourth quarter income tax benefit increased $79 thousand due to the decrease in earnings.

Future Outlook

Three significant factors contributed to the Company's 2017 performance results compared to 2016. These were the $3.9 million after-tax gain on the asset sale of a wholly-owned subsidiary, MVB Insurance, in 2016; the $1.5 million decrease in net income within MVB Mortgage created by the continued market pressure within the mortgage industry; and a $646 thousand charge associated with the new tax law changes passed in late 2017. The Company has invested in infrastructure to support anticipated future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will continue to focus on the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of outstanding customer service coupled with high quality products and technology.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2017. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2017, over a twelve-month period, an immediate 100 basis point increase in interest rates would result in a decrease in net interest income by 1.6%. An immediate 200 basis point increase in interest rates would result in a decrease in net interest income by 3.2%. A 100 basis point decrease in interest rates would result in a decrease in net interest income of 0.3%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MVB Financial Corp. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2017 and 2016

	2017	2016
ASSETS
Cash and cash equivalents:
Cash and due from banks	$16,345	$14,846
Interest bearing balances with banks	3,960	2,494
Total cash and cash equivalents	20,305	17,340
Certificates of deposit with other banks	14,778	14,527
Investment Securities:
Securities available-for-sale	231,507	162,368
Loans held for sale	66,794	90,174
Loans receivable:	1,105,941	1,052,865
Less: Allowance for loan losses	(9,878)	(9,101)
Net Loans	1,096,063	1,043,764
Premises and equipment	26,686	25,081
Bank owned life insurance	32,666	22,970
Accrued interest receivable and other assets	27,023	24,100
Goodwill	18,480	18,480
TOTAL ASSETS	$1,534,302	$1,418,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$125,963	$115,692
Interest bearing	1,033,617	991,325
Total deposits	1,159,580	1,107,017

Accrued interest payable and other liabilities	16,434	16,557
Repurchase agreements	22,403	25,160
FHLB and other borrowings	152,169	90,921
Subordinated debt	33,524	33,524
Total liabilities	1,384,110	1,273,179

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 and 9,283 issued in 2017 and 2016, respectively (See Footnote 12)	7,834	16,334
Common stock, par value $1; 20,000,000 shares authorized; 10,495,704 issued and 10,444,627 shares outstanding in 2017; 10,047,621 shares issued and 9,996,544 shares outstanding in 2016	10,496	10,048
Additional paid-in capital	98,698	93,412
Retained earnings	37,236	31,192
Accumulated other comprehensive loss	(2,988)	(4,277)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	150,192	145,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,534,302	$1,418,804

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
INTEREST INCOME
Interest and fees on loans	$51,217	$50,018	$40,642
Interest on deposits with other banks	340	322	274
Interest on investment securities - taxable	2,658	1,366	958
Interest on tax exempt loans and securities	2,383	2,417	2,226
Total interest income	56,598	54,123	44,100

INTEREST EXPENSE
Interest on deposits	8,294	7,748	6,246
Interest on repurchase agreements	75	72	83
Interest on FHLB and other borrowings	1,690	1,086	692
Interest on subordinated debt	2,242	2,226	2,204
Total interest expense	12,301	11,132	9,225

NET INTEREST INCOME	44,297	42,991	34,875
Provision for loan losses	2,173	3,632	2,493
Net interest income after provision for loan losses	42,124	39,359	32,382

NONINTEREST INCOME
Service charges on deposit accounts	765	764	646
Income on bank owned life insurance	646	638	653
Visa debit card and interchange income	1,258	1,185	987
Mortgage fee income	37,149	35,673	29,472
Gain on sale of portfolio loans	538	1,042	1,413
Insurance and investment services income	563	420	338
Gain on sale of securities	731	1,082	130
Gain (loss) on derivatives	(2,722)	1,467	675
Commercial swap fee income	503	84	382
Other operating income	1,275	850	259
Total noninterest income	40,706	43,205	34,955

NONINTEREST EXPENSES
Salary and employee benefits	44,108	45,225	36,073
Occupancy expense	4,084	3,686	3,390
Equipment depreciation and maintenance	3,005	2,452	2,013
Data processing and communications	5,116	4,964	4,010
Mortgage processing	3,207	3,355	3,158
Marketing, contributions and sponsorships	1,179	1,253	1,352
Professional fees	3,143	2,720	3,232
Printing, postage and supplies	988	767	762
Insurance, tax and assessment expense	1,797	1,528	1,394
Travel, entertainment, dues and subscriptions	2,221	1,725	1,579
Other operating expenses	1,652	1,534	885
Total noninterest expense	70,500	69,209	57,848
Income from continuing operations, before income taxes	12,330	13,355	9,489
Income tax expense - continuing operations	4,755	4,378	2,886
Net Income from continuing operations	7,575	8,977	6,603
Income from discontinued operations, before income taxes	—	6,346	353
Income tax expense - discontinued operations	—	2,411	140
Net Income from discontinued operations	—	3,935	213
Net Income	$7,575	$12,912	$6,816
Preferred dividends	498	1,128	575
Net Income available to common shareholders	$7,077	$11,784	$6,241

Earnings per share from continuing operations - basic	$0.69	$0.96	$0.75
Earnings per share from discontinued operations - basic	$—	$0.48	$0.03
Earnings per common shareholder - basic	$0.69	$1.44	$0.78

Earnings per share from continuing operations - diluted	$0.68	$0.92	$0.74
Earnings per share from discontinued operations - diluted	$—	$0.39	$0.03
Earnings per common shareholder - diluted	$0.68	$1.31	$0.77

Cash dividends declared	$0.10	$0.08	$0.08
Weighted average shares outstanding - basic	10,308,738	8,212,021	8,014,316
Weighted average shares outstanding - diluted	10,440,228	10,068,733	8,140,116

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Net Income	$7,575	$12,912	$6,816

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	3,387	(2,802)	202

Unrealized holding gains during the year related to reclassified held-to-maturity securities	—	1,825	—

Income tax effect	(1,355)	391	(81)

Reclassification adjustment for gain recognized in income	(731)	(813)	(130)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	—	(269)	—

Income tax effect	292	433	52

Change in defined benefit pension plan	(507)	(181)	(556)

Income tax effect	203	72	222

Total other comprehensive income (loss)	1,289	(1,344)	(291)

Comprehensive income	$8,864	$11,568	$6,525

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2017, 2016 and 2015

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2014	$16,334	$8,034	$74,342	$14,454	$(2,642)	$(1,084)	$109,438

Net Income	—	—	—	6,816	—	—	6,816
Other comprehensive loss	—	—	—	—	(291)	—	(291)
Cash dividends paid ($0.08 per share)	—	—	—	(641)	—	—	(641)
Dividends on preferred stock	—	—	—	(575)	—	—	(575)
Stock based compensation	—	—	413	—	—	—	413
Common stock options exercised	—	79	(527)	—	—	—	(448)

Balance December 31, 2015	16,334	8,113	74,228	20,054	(2,933)	(1,084)	114,712

Net Income	—	—	—	12,912	—	—	12,912
Other comprehensive loss	—	—	—	—	(1,344)	—	(1,344)
Cash dividends paid ($0.08 per share)	—	—	—	(646)	—	—	(646)
Dividends on preferred stock	—	—	—	(1,128)	—	—	(1,128)
Common stock issuance, net of issuance costs	—	1,913	18,606	—	—	—	20,519
Stock based compensation	—	—	568	—	—	—	568
Common stock options exercised	—	22	10	—	—	—	32

Balance December 31, 2016	16,334	10,048	93,412	31,192	(4,277)	(1,084)	145,625

Net Income	—	—	—	7,575	—	—	7,575
Other comprehensive income	—	—	—	—	1,289	—	1,289
Cash dividends paid ($0.10 per share)	—	—	—	(1,033)	—	—	(1,033)
Dividends on preferred stock	—	—	—	(498)	—	—	(498)
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)
Common stock issuance, net of issuance costs	—	444	4,487	—	—	—	4,931
Stock based compensation	—	—	813	—	—	—	813
Common stock options exercised	—	4	(14)	—	—	—	(10)

Balance December 31, 2017	$7,834	$10,496	98,698	37,236	$(2,988)	$(1,084)	$150,192
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$7,575	$12,912	$6,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	1,166	1,001	765
Net amortization of deferred loan fees	26	55	203
Provision for loan losses	2,173	3,632	2,493
Depreciation and amortization	2,691	3,407	2,908
Stock based compensation	813	568	413
Loans originated for sale	(1,367,531)	(1,643,450)	(1,341,965)
Proceeds of loans sold	1,428,060	1,691,572	1,338,341
Mortgage fee income	(37,149)	(35,673)	(29,472)
Gain on sale of securities	(1,103)	(1,084)	(130)
Loss on sale of securities	372	2	—
Gain on sale of portfolio loans	(538)	(1,042)	(1,413)
Gain on sale of subsidiary	—	(6,926)	—
Income on bank owned life insurance	(646)	(638)	(653)
Deferred taxes	1,349	707	(395)
Other, net	(4,137)	221	(812)
Net cash (used in) / provided by operating activities	33,121	25,264	(22,901)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(139,127)	(114,612)	(39,552)
Purchases of investment securities held-to-maturity	—	—	(700)
Maturities/paydowns of investment securities available-for-sale	19,011	17,790	24,412
Maturities/paydowns of investment securities held-to-maturity	—	400	1,580
Sales of investment securities available-for-sale	53,198	55,191	12,912
Sales of investment securities held-to-maturity	—	—	421
Purchases of premises and equipment	(4,496)	(1,668)	(2,153)
Disposals of premises and equipment	307	—	—
Disposals of premises and equipment from sale of subsidiary	—	581	—
Net increase in loans	(53,960)	(22,245)	(215,173)
Purchases of restricted bank stock	(20,712)	(23,933)	(24,344)
Redemptions of restricted bank stock	18,980	26,684	20,972
Proceeds from sale of certificates of deposit with banks	1,978	6,717	248
Purchases of certificates of deposit with banks	(2,229)	(8,094)	(1,491)
Proceeds from sale of other real estate owned	—	159	1,132
Proceeds from sale of subsidiary	—	7,047	—
Branch acquisition, net cash acquired	—	—	48,292
Purchase of bank owned life insurance	(9,050)	—	—
Net cash (used in) investing activities	(136,100)	(55,983)	(173,444)
FINANCING ACTIVITIES
Net increase in deposits	52,563	94,703	120,390
Net (decrease) in repurchase agreements	(2,757)	(2,277)	(5,236)
Net change in short-term FHLB borrowings	49,663	(92,184)	84,088
Principal payments on FHLB borrowings	(15,097)	(93)	(2,177)
Proceeds from new FHLB borrowings	26,682	—	—
Proceeds from stock offering, net of issuance costs	4,931	20,519	—
Preferred stock redemption	(8,500)	—	—
Common stock options exercised	(10)	32	(448)
Cash dividends paid on common stock	(1,033)	(646)	(641)
Cash dividends paid on preferred stock	(498)	(1,128)	(575)
Net cash provided by financing activities	105,944	18,926	195,401
Increase (decrease) in cash and cash equivalents	2,965	(11,793)	(944)
Cash and cash equivalents at beginning of period	17,340	29,133	30,077
Cash and cash equivalents at end of period	$20,305	$17,340	$29,133
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$1,164	$332	$174
Cashless stock options exercised	$4	$16	$1,180
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$12,399	$10,890	$11,124
Income taxes	$6,026	$6,922	$2,400

See Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through it’s wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank”). MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, LLC (“MVB Insurance”), and MVB Community Development Corporation (“CDC”).

MVB Bank was chartered in 1997 and commenced operations in 1999.

In 2012, MVB Bank acquired Potomac Mortgage Group, Inc. (“PMG” which began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”). In 2013, this fifty percent interest (50%) in LSP was reduced to a twenty-five percent (25%) interest and in 2017, a forfeiture of a partial interest occurred, which increased the interest owned to thirty-three percent (33%). At this time, LSP began doing business as Lenderworks.

MVB Insurance was originally formed in 2000. In 2013, MVB Insurance became a direct subsidiary of the Company. In 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million and was reported in discontinued operations. MVB Insurance retained the assets related to, and continues to operate, its title insurance business, which is immaterial in terms of revenue. The Company reorganized MVB Insurance as a subsidiary of the Bank in 2016.

MVB Community Development Corporation was formed in 2017 to house significant CRA investments that the Bank participates in to better the communities it serves.

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

Loans Held for Sale

Through multiple secondary market investors, MVB Mortgage has the ability to offer customers long-term fixed rate and variable rate mortgage products without holding these instruments in the Bank’s loan portfolio. MVB Mortgage elected the fair value option and therefore records loans held for sale at fair value. Occasionally the Bank will sell portfolio loans and have them classified as loans held for sale. These loans are recorded at lower of cost or market.

The Company has a loan indemnification reserve for loans sold that may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The reserve amount was $200 thousand as of December 31, 2017 and 2016.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank and Mortgage Company’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and commercial real estate secured loans; (iii) home equity loans; (iv) consumer and other loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each loan category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentages to get the adjusted factor to be applied to non-classified loans on a weighted basis, by risk grade. The following qualitative factors are analyzed:

•	Lending policies and procedures

•	Nature and volume of the portfolio

•	Experience and ability of lending management and staff

•	Volume and severity of problem credits

•	Conclusions of loan reviews, audits and exams

•	National, state, regional and local economic trends and business conditions

◦	General economic conditions

◦	Unemployment rates

◦	Inflation / CPI

•	Value of underlying collateral

•	Existence and effect of any credit concentrations

•	Consumer sentiment

•	Other external factors

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

Derivative Instruments

Interest Rate Lock Commitments and Hedges

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 days to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. The correlation between the rate lock commitments and hedges is very high due to their similarity. As a result of these strategies, the Company limits the exposure of losses with these arrangements and will not realize significant gains related to its rate lock commitments due to changes in interest rates. For loans not originated on a best effort basis, the Company also uses mortgage-backed security hedges and pair-offs to mitigate interest rate risk by entering securities and mortgage-backed securities trades with brokers.

The fair value of rate lock commitments and hedges is not readily ascertainable with precision because rate lock commitments and hedges are not actively traded in stand-alone-markets. The Company determines the fair value of rate lock commitments and hedges by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Fair value changes are recorded in noninterest income in the Company’s consolidated statement of income. At December 31, 2017 and 2016, the balance of interest rate lock commitments was $1.4 million and $1.5 million, respectively. There were no forward sales commitments as of December 31, 2017 and 2016.

Interest Rate Cap

The Company has entered into a rate protection transaction through SMBC Capital Markets, Inc. covering the period November 26, 2014 through December 1, 2019. The notional amount is $100 million and 3 month LIBOR is the underlying rate and the strike price is 3%. The 5 year coverage is broken into 20 quarterly caps. The Company’s fixed cost in the interest rate cap was $1.5 million. The credit support provider must maintain a long-term senior unsecured debt rating of A or better by S&P and A2 or better by Moody’s. The interest rate cap agreement is a free-standing derivative and is recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2017 and 2016, the fair value of the interest rate cap was $33 thousand and $268 thousand, respectively.

Interest Rate Swap

Beginning in 2015, the Company entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2017 and 2016, the fair value of interest rate swap agreements was $268 thousand and $250 thousand, respectively.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when the Bank sells mortgage loans and retains the servicing on those loans. On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained. A valuation is done to determine the MSR’s value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSR’s is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2017 or 2016. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. At December 31, 2017 and 2016, the MSR's value was $182 thousand and $190 thousand, respectively.

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

It was decided that the Company would early adopt ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350) and did so for the period ended December 31, 2017. As such, the Company began using the one-step process for the annual impairment evaluation.

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company had goodwill of $18.5 million, respectively.

Intangible Assets include core deposit intangibles which are amortized over their useful life of ten years using the double-declining balance method. Net core deposit intangibles are included in accrued interest receivable and other assets on the consolidated balance sheet and totaled $646 thousand and $744 thousand as of December 31, 2017 and 2016, respectively.

Restricted Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2017 and 2016, the Bank holds $7.6 million and $5.8 million, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2017 and 2016.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value less any costs to sell. Any gains or losses on sale are then recorded in other noninterest expense. At December 31, 2017 and 2016, the Company held other real estate of $1.3 million and $414 thousand.

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

The 2015 dilutive earnings per share has been modified with the calculation of continuing and discontinued operations to use the denominator of shares from continuing operations for continuing, discontinuing, and total earnings per share. The subordinated debt was considered anti-dilutive for continuing operations and excluded from the calculation for year ending December 31, 2015. This changed the reported 2015 earnings per share.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2017	2016	2015
Numerator for basic earnings per share:
Net Income from continuing operations	$7,575	$8,977	$6,603
Less: Dividends on preferred stock	498	1,128	575
Net Income from continuing operations available to common shareholders - basic	7,077	7,849	6,028
Net Income from discontinued operations available to common shareholders - basic and diluted	—	3,935	213
Net Income available to common shareholders	$7,077	$11,784	$6,241

Numerator for diluted earnings per share:
Net Income from continuing operations available to common shareholders - basic	$7,077	$7,849	$6,028
Add: Dividends on preferred stock	—	—	—
Add: Interest on subordinated debt (tax effected)	—	1,390	—
Net Income available to common shareholders from continuing operations - diluted	$7,077	$9,239	$6,028

Denominator:
Total average shares outstanding	10,308,738	8,212,021	8,014,316
Effect of dilutive convertible preferred stock	—	—	—
Effect of dilutive convertible subordinated debt	—	1,837,500	—
Effect of dilutive stock options	131,490	19,212	125,800
Total diluted average shares outstanding	10,440,228	10,068,733	8,140,116

Earnings per share from continuing operations - basic	$0.69	$0.96	$0.75
Earnings per share from discontinued operations - basic	$—	$0.48	$0.03
Earnings per common shareholder - basic	$0.69	$1.44	$0.78

Earnings per share from continuing operations - diluted	$0.68	$0.92	$0.74
Earnings per share from discontinued operations - diluted	$—	$0.39	$0.03
Earnings per common shareholder - diluted	$0.68	$1.31	$0.77

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

In 2018, the Company will be required to perform a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. As discussed previously, the Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which resulted in a decrease of $646 thousand.

Marketing Costs

Marketing costs are expensed as incurred. Marketing expense was $1.2 million, $1.3 million and $1.4 million for 2017, 2016 and 2015, respectively.

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

Reclassifications

Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform to the 2017 financial statement presentation.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which resulted in a decrease of $646 thousand. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and the Company plans to adopt in 2018.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and Management Loan Committee ("MLC") engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist with implementation that will be tested throughout 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:(1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company established a project management team, which is currently evaluating the impact of the new standard, and expects an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has performed a preliminary evaluation of these amendments. Based on this evaluation, the Company has determined that this new standard is not expected to have a material impact on the Company's consolidated financial statements as it relates to accounting for financial instruments, as the effect of this pronouncement would be a reclassification of $219 thousand from accumulated other comprehensive income to retained earnings upon adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are, (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update. The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, which amends the principal versus agent guidance in the revenue standard. In April 2016, the FASB issued ASU 2016-10, which clarifies when promised goods or services are separately identifiable in the revenue standard. In May 2016, FASB issued ASU 2016-12, which provides narrow-scope improvements and practical expedients to the revenue standard. The Company evaluated the impact of this standard on individual customer contracts, while management evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company determined that this standard will not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company completed its evaluation and review of this standard and determined that this guidance will not have a material effect on the consolidated financial statements, and as such, adopted the revenue recognition standard as of January 1, 2018.

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

There were no held-to-maturity securities at December 31, 2017 or December 31, 2016.

Amortized cost and fair values of investment securities available-for-sale at December 31, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$81,705	$81	$(841)	$80,945
U.S. Sponsored Mortgage-backed securities	59,387	31	(1,264)	58,154
Municipal securities	74,482	1,733	(373)	75,842
Total debt securities	215,574	1,845	(2,478)	214,941
Equity and other securities	15,940	644	(18)	16,566
Total investment securities available-for-sale	$231,514	$2,489	$(2,496)	$231,507

Amortized cost and fair values of investment securities available-for-sale at December 31, 2016 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$29,234	$7	$(425)	$28,816
U.S. Sponsored Mortgage-backed securities	56,080	14	(1,362)	54,732
Municipal securities	72,075	744	(2,023)	70,796
Total debt securities	157,389	765	(3,810)	154,344
Equity and other securities	7,643	381	—	8,024
Total investment securities available-for-sale	$165,032	$1,146	$(3,810)	$162,368

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2017
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$300	$302
After one year, but within five	37,208	37,210
After five years, but within ten	31,768	31,258
After ten years	146,298	146,171
Total	$215,574	$214,941

Investment securities with a carrying value of $113.3 million and $82.7 million at December 31, 2017 and 2016, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2017, the details of which are included in the following table. Although these securities, if sold at December 31, 2017 would result in a pretax loss of $2.5 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2017, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at December 31, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (45)	$61,834	$(659)	$7,709	$(182)
U.S. Sponsored Mortgage-backed securities (39)	16,825	(159)	37,427	(1,105)
Municipal securities (47)	8,826	(48)	16,781	(325)
Equity and other securities (2)	$1,034	$(18)	$—	$—
	$88,519	$(884)	$61,917	$(1,612)

The following table discloses investments in an unrealized loss position at December 31, 2016:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (16)	$28,814	$(425)	$—	$—
U.S. Sponsored Mortgage-backed securities (29)	33,209	(1,040)	13,919	(322)
Municipal securities (86)	42,727	(2,023)	—	—
	$104,750	$(3,488)	$13,919	$(322)

The Company sold investments available-for-sale of $53.2 million, $55.2 million and $12.9 million in 2017, 2016 and 2015, respectively. These sales resulted in gross gains of $1.1 million, $1.1 million and $125 thousand and gross losses of $372 thousand, $2 thousand, and $0 in 2017, 2016 and 2015, respectively.

During 2015, the Company sold held-to-maturity investments of $421 thousand, resulting in gross gains of $5 thousand. The held-to-maturity investments were sold due to a credit downgrade, indicating significant deterioration of the issuer’s creditworthiness. The Company sold no held-to-maturity investments in during the years of 2017 or 2016.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company routinely generates 1-4 family mortgages for sale into the secondary market. During 2017, 2016 and 2015, the Company recognized sales proceeds of $1.4 billion, $1.7 billion and $1.3 billion, resulting in mortgage fee income of $37.1 million, $35.7 million and $29.5 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2017	2016
Commercial and Non-Residential Real Estate	$783,909	$756,619
Residential Real Estate	246,214	215,452
Home Equity	62,400	65,386
Consumer	12,783	14,511
Total Loans	1,105,306	1,051,968
Deferred loan origination fees and costs, net	635	897
Loans receivable	$1,105,941	$1,052,865

The following table summarizes the primary segments of the loan portfolio as of December 31, 2017 and 2016:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2017
Individually evaluated for impairment	$13,796	$1,569	$13	$178	$15,556
Collectively evaluated for impairment	770,113	244,645	62,387	12,605	1,089,750
Total Loans	$783,909	$246,214	$62,400	$12,783	$1,105,306
December 31, 2016
Individually evaluated for impairment	$10,781	$1,161	$132	$78	$12,152
Collectively evaluated for impairment	745,838	214,291	65,254	14,433	1,039,816
Total Loans	$756,619	$215,452	$65,386	$14,511	$1,051,968

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2017 and 2016:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2017
Commercial
Commercial Business	$3,283	$22	$979	$4,262	$4,275
Commercial Real Estate	4,603	1,150	2,814	7,417	7,921
Acquisition & Development	—	—	2,117	2,117	4,090
Total Commercial	7,886	1,172	5,910	13,796	16,286
Residential	—	—	1,569	1,569	1,601
Home Equity	—	—	13	13	13
Consumer	69	16	109	178	475
Total Impaired Loans	$7,955	$1,188	$7,601	$15,556	$18,375

December 31, 2016
Commercial
Commercial Business	$—	$—	$3,342	$3,342	$4,102
Commercial Real Estate	2,757	302	892	3,649	3,676
Acquisition & Development	264	74	3,526	3,790	6,059
Total Commercial	3,021	376	7,760	10,781	13,837
Residential	783	122	378	1,161	1,166
Home Equity	62	36	70	132	135
Consumer	16	9	62	78	285
Total Impaired Loans	$3,882	$543	$8,270	$12,152	$15,423

Impaired loans have increased by $3.4 million, or 28%, during 2017, primarily the result of the net impact of multiple factors including increases due to the identification of $7.6 million of recently impaired loans less, principal curtailments of $2.1 million, partial charge-offs of $360 thousand, foreclosure and reclassification to other real estate owned of $1.3 million, reclassification of $150 thousand of previously reported impaired loans to performing loans, and normal loan amortization of $213 thousand.

The $7.6 million total of recently identified impaired loans includes $6.7 million, or 88.2%, of commercial loans, $783 thousand, or 10.3%, of residential mortgage loans, and $129 thousand, or 1.5%, of consumer loans. The commercial loans are primarily concentrated in just three relationships, including a $3.4 million purchased participation note secured by a senior healthcare facility, a $1.2 million commercial real estate loan, net of a $579 thousand sold participation, secured by a retail strip center, and a $810 thousand development loan secured by a developed commercial pad site. These three loans represent 80.0% of the recently impaired commercial loans, while the remaining $1.3 million represent fifteen additional commercial loans ranging from $6 thousand to $457 thousand in outstanding balances.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended:

	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,718	$155	$113	$4,027	$155	$104	$3,153	$156	$114
Commercial Real Estate	3,199	100	98	3,590	100	75	6,618	63	61
Acquisition & Development	3,429	9	13	3,983	9	112	2,408	9	10
Total Commercial	10,346	264	224	11,600	264	291	12,179	228	185
Residential	1,424	13	53	928	20	28	920	12	13
Home Equity	538	1	1	50	1	1	28	1	1
Consumer	187	—	—	245	—	—	1	—	—
Total	$12,495	$278	$278	$12,823	$285	$320	$13,128	$241	$199

As of December 31, 2017, the Bank held sixteen foreclosed residential real estate properties representing $1.0 million, or 78%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included six properties for a total of $538 thousand, while the other included seven properties for a total of $178 thousand. The three remaining properties, totaling $329 thousand, were result of the foreclosure of three unrelated borrowers. There is one additional consumer mortgage loan collateralized by residential real estate property in the process of foreclosure. The total recorded investment in this loan was $132 thousand as of December 31, 2017. This loan is included in the table above and has a total of $0 in specific allowance allocated to it.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2017 and 2016:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial
Commercial Business	$371,041	$4,816	$4,506	$—	$380,363
Commercial Real Estate	271,751	22,995	5,961	1,149	301,856
Acquisition & Development	96,712	931	2,230	1,817	101,690
Total Commercial	739,504	28,742	12,697	2,966	783,909
Residential	242,823	3,036	223	132	246,214
Home Equity	61,037	1,311	52	—	62,400
Consumer	12,453	174	25	131	12,783
Total Loans	$1,055,817	$33,263	$12,997	$3,229	$1,105,306

December 31, 2016
Commercial
Commercial Business	$376,734	$2,933	$6,833	$69	$386,569
Commercial Real Estate	240,851	26,340	3,532	737	271,460
Acquisition & Development	90,875	1,905	2,584	3,226	98,590
Total Commercial	708,460	31,178	12,949	4,032	756,619
Residential	212,869	1,664	787	132	215,452
Home Equity	64,706	582	98	—	65,386
Consumer	14,134	302	13	62	14,511
Total Loans	$1,000,169	$33,726	$13,847	$4,226	$1,051,968

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2017 and 2016:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2017
Commercial
Commercial Business	$377,901	$512	$1,368	$582	$2,462	$380,363	$1,027	$—
Commercial Real Estate	300,282	45	1,149	380	1,574	301,856	5,206	—
Acquisition & Development	99,573	—	874	1,243	2,117	101,690	2,117	—
Total Commercial	777,756	557	3,391	2,205	6,153	783,909	8,350	—
Residential	243,177	1,879	707	451	3,037	246,214	1,157	—
Home Equity	61,907	240	240	13	493	62,400	13	—
Consumer	12,634	11	—	138	149	12,783	179	—
Total Loans	$1,095,474	$2,687	$4,338	$2,807	$9,832	$1,105,306	$9,699	$—

December 31, 2016
Commercial
Commercial Business	$386,311	$15	$169	$74	$258	$386,569	$74	$—
Commercial Real Estate	270,339	229	—	892	1,121	271,460	1,375	—
Acquisition & Development	96,014	—	—	2,576	2,576	98,590	3,526	—
Total Commercial	752,664	244	169	3,542	3,955	756,619	4,975	—
Residential	212,502	2,067	419	464	2,950	215,452	1,072	—
Home Equity	64,791	525	—	70	595	65,386	104	—
Consumer	14,354	55	34	68	157	14,511	78	—
Total Loans	$1,044,311	$2,891	$622	$4,144	$7,657	$1,051,968	$6,229	$—

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

Interest income on loans would have increased by approximately $423 thousand, $396 thousand and $639 thousand for 2017, 2016 and 2015, respectively, if loans had performed in accordance with their terms.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. As of the quarter ended September 30, 2017, the Bank adjusted its methodology to allow for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $1.3 million and $0 as of December 31, 2017 and 2016.

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

Company and Bank management have identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, conclusion of loan reviews, audits, and exams, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions, consumer sentiment, and other external factors. The combination of historical charge-off and qualitative factors are then weighted for each risk grade. These weightings are determined internally based upon the likelihood of loss as a loan risk grading deteriorates.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. The liability for unfunded commitments was $284 thousand as of December 31, 2017 and 2016.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017, 2016, and 2015. Activity in the allowance is presented for the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(1,138)	(141)	(109)	(109)	(1,497)
Recoveries	39	40	4	18	101
Provision	1,722	230	82	139	2,173
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Individually evaluated for impairment	$1,172	$—	$—	$16	$1,188
Collectively evaluated for impairment	$6,632	$1,119	$705	$234	$8,690

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(1,995)	(124)	(100)	(338)	(2,557)
Recoveries	8	2	9	1	20
Provision	3,102	17	104	409	3,632
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Individually evaluated for impairment	$376	$122	$36	$9	$543
Collectively evaluated for impairment	$6,805	$868	$692	$193	$8,558

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2014	$4,363	$962	$691	$207	$6,223
Charge-offs	(708)	(28)	(5)	(6)	(747)
Recoveries	20	2	4	11	37
Provision	2,391	159	25	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Individually evaluated for impairment	$708	$276	$28	$1	$1,013
Collectively evaluated for impairment	$5,358	$819	$687	$129	$6,993

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At December 31, 2017 and 2016, the Bank had specific reserve allocations for TDR’s of $439 thousand and $348 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $6.4 million and $8.8 million as of December 31, 2017 and December 31, 2016, respectively. Of these totals, $5.9 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 38% and 49%, respectively of total impaired loans. Meanwhile, as of December 31, 2017, $432 thousand represent two loans to one borrower that have defaulted under the restructured terms. Both loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2017. These two loans, in addition to a third loan to a second borrower that defaulted under the restructured terms, totaled $2.3 million as of December 31, 2016. All three loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2016. Two additional restructured loans, a $214 thousand commercial real estate loan and a $348 thousand mortgage loan, were considered non-performing as of December 31, 2016. Both of these were also considered TDR's due to interest only periods and/or unsatisfactory repayment structures.

The following table presents details related to loans identified as Troubled Debt Restructurings during the years ended December 31, 2017 and 2016.

New TDR's [1]
	December 31, 2017			December 31, 2016
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	1	$147	$147	—	$—	$—
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	1	147	147	—	—	—
Residential	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$147	$147	—	$—	$—
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment at December 31, were as follows:

(Dollars in thousands)	2017	2016
Land	$3,901	$3,965
Buildings and improvements	17,358	16,906
Furniture, fixtures and equipment	14,864	12,127
Construction in progress	855	608
Leasehold improvements	1,530	1,345
	38,508	34,951
Accumulated depreciation	(11,822)	(9,870)
Net premises and equipment	$26,686	$25,081

In December 2017, the Bank closed and sold the land, building and certain furniture and equipment items from a branch located at 704 Foxcroft Avenue, Martinsburg, WV for a gain on sale of fixed assets of $343 thousand, which is included in other operating income on the Consolidated Statements of Income.

Depreciation expense amounted to $2.6 million, $2.0 million and $2.0 million for 2017, 2016 and 2015, respectively.

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)	2017	2016
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$125,963	$115,692
Interest bearing demand	436,303	414,031
Savings and money markets	284,795	280,533
Time deposits including CDs and IRAs	312,519	296,761
Total deposits	$1,159,580	$1,107,017

Time deposits that meet or exceed the FDIC insurance limit	$18,832	$18,727

Maturities of time deposits at December 31, 2017 were as follows (Dollars in thousands):

2018	$169,220
2019	61,254
2020	36,758
2021	12,268
2022	33,019
Total	$312,519

NOTE 6. BORROWED FUNDS

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2017 was approximately $199.8 million. At December 31, 2017 and 2016 the Bank had borrowed $152.2 million and $90.9 million. As of December 31, 2017, our maximum borrowing capacity with the FHLB was $434.0 million.

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $149.6 million at December 31, 2017, compared to $87.7 million at year-end 2016.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2017	2016	2015
Balance at end of year	$149,596	$87,733	$179,917
Average balance during the year	100,969	137,822	121,425
Maximum month-end balance	220,097	210,600	179,917
Weighted-average rate during the year	1.16%	0.51%	0.34%
Weighted-average rate at December 31	1.61%	0.74%	0.44%

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

All of the Company’s repurchase agreements were overnight agreements at December 31, 2017 and December 31, 2016. These borrowings were collateralized with investment securities with a carrying value of $23.1 million and $26.0 million at December 31, 2017 and December 31, 2016, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $22.4 million at December 31, 2017, compared to $25.2 million in 2016.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2017	2016	2015
Balance at end of year	$22,403	$25,160	$27,437
Average balance during the year	25,160	27,066	26,884
Maximum month-end balance	25,972	29,561	32,470
Weighted-average rate during the year	0.30%	0.27%	0.31%
Weighted-average rate at December 31	0.34%	0.28%	0.30%

Long-term notes from the FHLB as of December 31, were as follows:

(Dollars in thousands)	2017	2016
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,798	$2,390
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	775	798
	$2,573	$3,188

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2017	2016	2015
Balance at end of year	$33,524	$33,524	$33,524
Average balance during the year	33,524	33,524	33,524
Maximum month-end balance	33,524	33,524	33,524
Weighted-average rate during the year	6.69%	6.64%	6.57%
Weighted-average rate at December 31	6.70%	6.63%	6.57%

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

At the election of a holder, any or all of the Notes may be converted into shares of common stock during the 30 day period after the first, second, third, fourth, and fifth anniversaries of the issuance of the Notes or upon a notice to prepay by the Company. On December 28, 2017, the Company distributed notices to the holders of the Notes that provide that the Company has elected to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 1, 2019, which is the final conversion date for the Notes. The Notes will convert into common stock based on $16 per share of the Company’s common stock. The conversion price will be subject to anti-dilution adjustments for certain events such as stock splits, reclassifications, non-cash distributions, extraordinary cash dividends, pro rata repurchases of common stock, and business combination transactions. The Company must give 20 days’ notice to the holders of the Company’s intent to prepay the Notes, so that holders may execute the conversion right set forth above if a holder so desires.

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

The Company reflects subordinated debt in the amount of $33.5 million as of December 31, 2017 and December 31, 2016 and interest expense of $2.2 million for each of the years ended December 31, 2017, 2016 and 2015.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2018	149,677
2019	85
2020	90
2021	886
2022	1,431
Thereafter	33,524
$185,693

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

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2017	2016
Available on lines of credit	$327,647	$255,469
Stand-by letters of credit	12,297	13,387
Other loan commitments	1,396	1,819
	$341,340	$270,675

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on December 31, 2017 and 2016. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2017	2016	2015
Current:
Federal	$2,635	$4,885	$2,830
State	771	1,197	591
	$3,406	$6,082	$3,421
Deferred expense (benefit)
Federal	$1,268	$665	$(371)
State	81	42	(24)
	1,349	707	(395)
Income tax expense (benefit)	$4,755	$6,789	$3,026
Income tax expense for 2017 was impacted by the adjustment of the Company's deferred tax asset related to the reduction in U.S. federal statutory income tax rate to 21% under the Tax Reform Act, which was signed into law on December 22, 2017. The Company was required to revalue its net deferred tax asset to this lower rate, resulting in a income tax charge of $646 thousand.

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2017		2016		2015
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax at Federal tax rate	$4,369	34%	$6,689	34%	$3,346	34%
Tax effect of:
State income tax	771	6.0%	1,197	6.0%	246	2.5%
Tax exempt earnings	(1,031)	(6.4)%	(1,097)	(5.5)%	(566)	(5.8)%
Impact of deferred tax rate change	$646	5.0%	$—	—%	$—	—%
	$4,755	38.6%	$6,789	34.5%	$3,026	30.7%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes. As a result of the Tax Reform Act signed into law on December 22, 2017, deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%. Deferred taxes as of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 34%.

Deferred income tax assets and (liabilities) were comprised of the following at December 31:

(Dollars in thousands)	2017	2016
Allowance for loan losses	$2,798	$2,641
Minimum pension liability	1,342	1,786
Unrealized loss on securities available-for-sale	2	1,066
Gross deferred tax assets	4,142	5,493

Depreciation	(1,137)	(1,352)
Pension	(21)	(6)
Goodwill	(1,523)	(465)
Gross deferred tax liabilities	(2,681)	(1,823)

Net deferred tax asset	$1,461	$3,670

No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

Among other things, the new tax law (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums.

As stated above, as a result of the enactment of the Tax Reform Act on December 22, 2017, the Company remeasured its net deferred tax asset based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which this asset is expected to reverse in the future. Notwithstanding the foregoing, the Company is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these assets and liabilities or give rise to new deferred tax amounts. Nonetheless, the Company recognized an income tax charge of $646 thousand in 2017. The remeasurement of the deferred tax asset related to items that are charged or credited directly to AOCI was a component of 2017 income tax expense and recognized in continuing operations as required by ASC Topic 740.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2014 have been closed for purposes of examination by the federal and state taxing jurisdictions.

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2017	$28,536	$129,947	$(525)	$(139,300)	$18,658

December 31, 2016	$42,840	$251,708	$(7,194)	$(258,818)	$28,536

The Company held related party deposits of $17.1 million and $17.8 million at December 31, 2017 and December 31, 2016, respectively.

The Company held no related party repurchase agreements at December 31, 2017 and December 31, 2016.

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

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Office of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP shall take effect on December 31, 2017.

Pension expense was $256 thousand, $273 thousand and $256 thousand in 2017, 2016 and 2015, respectively.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2017 and 2016 is as follows:

(Dollars in thousands)	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$9,021	$8,662
Service cost	—	—
Interest cost	360	367
Actuarial loss	95	4
Assumption changes	775	179
Curtailment impact	—	—
Benefits paid	(193)	(191)
Benefit obligation at end of year	$10,058	$9,021

Change in plan assets:
Fair value of plan assets at beginning of year	$4,573	$4,486
Actual return on plan assets	467	96
Employer contribution	319	182
Benefits paid	(193)	(191)
Fair value of plan assets at end of year	$5,166	$4,573

Funded status	$(4,892)	$(4,448)
Unrecognized net actuarial loss	4,972	4,464
Unrecognized prior service cost	—	—
Prepaid pension cost recognized	$80	$16

Accumulated benefit obligation	$10,058	$9,021

At December 31, 2017, 2016 and 2015, the weighted average assumptions used to determine the benefit obligation are as follows:

	2017	2016	2015
Discount rate	3.55%	4.05%	4.30%
Rate of compensation increase	n/a	n/a	n/a

The components of net periodic pension cost are as follows:

(Dollars in thousands)	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	360	367	315
Expected return on plan assets	(345)	(330)	(316)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	241	236	257
Net periodic pension cost	$256	$273	$256

For the years December 31, 2017, 2016 and 2015, the weighted average assumptions used to determine net periodic pension cost are as follows:

	2017	2016	2015
Discount rate	4.05%	4.30%	3.90%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	n/a	n/a	n/a

The Company’s pension plan asset allocations at December 31, 2017 and 2016, as well as target allocations for 2017 are as follows:

	12/31/2017	12/31/2016
Plan Assets
Cash	9%	16%
Fixed income	23%	28%
Alternative investments	13%	9%
Domestic equities	32%	28%
Foreign equities	23%	19%
Total	100%	100%

The estimated net loss (gain) for the plan that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $306 thousand.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18, "Fair Value Measurements" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Plan’s assets at fair value as of December 31, 2017.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$465	$—	$—	$465
Fixed income	1,188	—	—	1,188
Alternative investments	—	—	672	672
Domestic equities	1,653	—	—	1,653
Foreign equities	1,188	—	—	1,188

Total assets at fair value	$4,494	$—	$672	$5,166

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

(Dollars in thousands)	Cash Flow
Contributions for the period of 01/01/18 through 12/31/18	$416

Estimated future benefit payments reflecting expected future service
2018	$251
2019	$259
2020	$283
2021	$299
2022	$308
2023 through 2027	$2,129

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented:

		Core Deposit Intangible
(Dollars in thousands)	Goodwill	Gross	Accumulated Depreciation	Net
Balance at January 1, 2017	$18,480	$1,006	$(262)	$744
Amortization expense	—	—	(98)	(98)
Balance at December 31, 2017	$18,480	$1,006	$(360)	$646

Balance at January 1, 2016	$18,480	$1,006	$(161)	$845
Amortization expense	—	—	(101)	(101)
Balance at December 31, 2016	$18,480	$1,006	$(262)	$744

Balance at January 1, 2015	$17,779	$128	$(127)	$1
Goodwill and core deposit intangible resulting from branch acquisition	701	878	—	878
Amortization expense	—	—	(34)	(34)
Balance at December 31, 2015	$18,480	$1,006	$(161)	$845

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

The table below presents estimated amortization expense for the Company’s other intangible assets (dollars in thousands):

2018	$96
2019	93
2020	90
2021	87
2022	83
Thereafter	197
$646

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2017 and 2016. The Company has not identified any triggering events since the impairment evaluation that would indicate potential impairment.

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

On December 5, 2016, the Company entered into Securities Purchase Agreements with certain accredited investors. Pursuant to the Purchase Agreements, the Investors agreed to purchase an aggregate of 1,913,044 shares of the Company’s common stock, par value $1.00 per share, at a price of $11.50 per share, as part of a private placement (the “Private Placement”). The Private Placement closed on December 6, 2016. The gross proceeds to the Company from the Private Placement were approximately $22 million or $20.5 million after stock issuance costs. The proceeds from the Private Placement were used by the Company to pay related transaction fees and expenses and for general corporate purposes. A portion of the proceeds were used for the redemption of the preferred stock issued to the United States Department of Treasury in connection with the Company’s participation in the Small Business Lending Fund.

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

On June 30, 2014, the Company filed Certificates of Designations for its Convertible Noncumulative Perpetual Preferred Stock, Series B (“Class B Preferred”) and its Convertible Noncumulative Perpetual Preferred Stock, Series C (“Class C Preferred”). The Class B Preferred Certificate designated 400 shares of preferred stock as Class B Preferred shares. The Class B Preferred shares carry an annual dividend rate of 6% and are convertible into shares of Company common stock within thirty days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class B Preferred Stock regarding the Company's agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class B Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class B Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A. Holders of Class B Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class B Preferred shares, share exchanges, reclassifications or changes of control, or as required by law.

The Class C Preferred Certificate designated 383.4 shares of preferred stock as Class C Preferred shares. The Class C Preferred shares carry an annual dividend rate of 6.5% and are convertible into shares of Company common stock within 30 days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class C Preferred Stock regarding the Company's agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class C Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class C Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A and the Class B Preferred shares. Holders of Class C Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class C Preferred shares, share exchanges, reclassifications or changes of control, or as required by law. The proceeds of these preferred stock offerings will be used to support continued growth of the Company and its subsidiary.

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

NOTE 13. STOCK OPTIONS

The MVB Financial Corp. Incentive Stock Plan (the "Plan") provides for the issuance of stock options to selected employees and directors. Under the provisions of the plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. During 2017, the companies shareholders amended the Plan to increase the total number of shares of stock available for grant of awards by 1.0 million. As of December 31, 2017, the Plan had 3.2 million shares authorized and 1,173,575 shares remaining available for issuance.These options also expire 10 years from the date of the grant. With the exception of 22,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of grant, and 125,000 shares granted in 2017 that vest in 4 years and expire in 10 years, all options granted vest in 5 years and expire 10 years from the date of the grant.

Total compensation expense recorded on stock options during 2017, 2016 and 2015 was $813 thousand, $568 thousand and $413 thousand, respectively. Proceeds from stock options exercised were $(10) thousand, $32 thousand and $(448) thousand during 2017, 2016 and 2015 respectively. During 2017, 2016 and 2015, certain options were exercised in cashless transactions. Shares were forfeited related to exercise price and tax withholdings and the Company paid tax authorities amounts due resulting in a net cash outflow.

The following summarizes MVB’s stock options as of and for the year ended December 31, 2017, and the changes for the year then ended:

	2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,499,795	$13.11	1,190,295	$13.15
Granted	321,750	15.12	432,000	12.72
Exercised	(49,400)	12.24	(55,000)	9.02
Forfeited/expired	(94,500)	8.41	(67,500)	14.59

Outstanding at end of year	1,677,645	$13.46	1,499,795	$13.11

Exercisable at end of year	910,647	$13.00	768,598	$12.75

Weighted-average fair value of options granted during 2017		$4.05
Weighted-average fair value of options granted during 2016		$2.98
Weighted-average fair value of options granted during 2015		$2.72

The intrinsic value of options exercised during 2017, 2016 and 2015 was $8 thousand, $108 thousand and $1.6 million, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 2.29%, 1.31% and 2.16% for 2017, 2016 and 2015, respectively, and a weighted average expected life of the options of 7 years for all three years. The expected volatility of MVB’s stock price used for 2017 options was 22.76%, while for the 2016 options it was 19.07% and 2015 options it was 13.90%. The expected dividend yield used was 0.60% for 2017, 0.43% for 2016 and 0.51% for 2015.

The following summarizes information related to the total outstanding and exercisable options at December 31, 2017:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life
1,677,645	$13.46	11,145,745	6.63	910,647	$13.00	6,465,272	5.28

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2017 and 2016, the Company meets all capital adequacy requirements to which it is subject.

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

	Actual		Minimum to be Well Capitalized		Minimum for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
Total Capital (to risk-weighted assets)
Consolidated	$178,147	14.9%	n/a	n/a	$95,948	8.0%
Subsidiary Bank	$169,536	14.2%	$119,231	10.0%	$95,385	8.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	$138,308	11.5%	n/a	n/a	$71,886	6.0%
Subsidiary Bank	$159,097	13.3%	$95,385	8.0%	$71,539	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	$126,350	10.6%	n/a	n/a	$53,915	4.5%
Subsidiary Bank	$159,097	13.3%	$77,500	6.5%	$53,654	4.5%

Tier 1 Capital (to average assets)
Consolidated	$138,308	9.3%	n/a	n/a	$58,667	4.0%
Subsidiary Bank	$159,097	10.7%	$73,119	5.0%	$58,495	4.0%

As of December 31, 2016
Total Capital (to risk-weighted assets)
Consolidated	$174,093	15.4%	n/a	n/a	$90,699	8.0%
Subsidiary Bank	$163,394	14.5%	$113,027	10.0%	$90,422	8.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	$135,100	11.9%	n/a	n/a	$68,025	6.0%
Subsidiary Bank	$153,737	13.6%	$90,422	8.0%	$67,816	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	$114,642	10.1%	n/a	n/a	$51,018	4.5%
Subsidiary Bank	$153,737	13.6%	$73,468	6.5%	$50,862	4.5%

Tier 1 Capital (to average assets)
Consolidated	$135,100	9.5%	n/a	n/a	$56,655	4.0%
Subsidiary Bank	$153,737	10.9%	$70,651	5.0%	$56,521	4.0%

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017:

(Dollars in thousands)
Years ended December 31:
2018	$1,822
2019	1,299
2020	1,244
2021	1,268
2022	1,201
Thereafter	5,185
Total minimum payments required:	$12,019

Total rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.0 million, $1.7 million and $1.8 million, respectively.

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

Securities: U.S. treasury, government agency, mortgage-backed securities, certain municipal securities and corporate bonds are generally measured at fair value using a third-party pricing service or recent comparable market transactions in similar or identical securities and are classified as Level II instruments. Equity securities are measured at fair value using observable closing prices and are classified as Level I instruments if they are traded on a heavily active market and as Level II instruments if the observable closing price is from a less than active market. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

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

Mortgage servicing rights: The carrying value of mortgage servicing rights approximates their fair value due to the immateriality of the balance.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:
Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2017
Financial assets:
Cash and cash equivalents	$20,305	$20,305	$20,305	$—	$—
Certificates of deposits with other banks	14,778	14,695	—	14,695	—
Securities available-for-sale	231,507	231,507	1,607	206,991	22,909
Loans held for sale	66,794	66,794	—	66,794	—
Loans, net	1,096,063	1,093,824	—	—	1,093,824
Mortgage servicing rights	182	182	—	—	182
Interest rate lock commitment	1,426	1,426	—	—	1,426
Interest rate swap	268	268	—	268	—
Interest rate cap	33	33	—	33	—
Accrued interest receivable	5,296	5,296	—	1,241	4,055

Financial liabilities:
Deposits	$1,159,580	$1,126,615	$—	$1,126,615	$—
Repurchase agreements	22,403	22,403	—	22,403	—
FHLB and other borrowings	152,169	152,190	—	152,190	—
Mortgage-backed security hedges	78	78	—	78	—
Interest rate swap	268	268	—	268	—
Accrued interest payable	643	643	—	643	—
Subordinated debt	33,524	35,117	—	35,117	—

December 31, 2016
Financial assets:
Cash and cash equivalents	$17,340	$17,340	$17,340	$—	$—
Certificates of deposits with other banks	14,527	14,985	—	14,985	—
Securities available-for-sale	162,368	162,368	897	161,471	—
Loans held for sale	90,174	90,174	—	90,174	—
Loans, net	1,043,764	1,035,437	—	—	1,035,437
Mortgage servicing rights	190	190	—	—	190
Interest rate lock commitment	1,546	1,546	—	—	1,546
Mortgage-backed security hedges	372	372	—	372	—
Interest rate swap	250	250	—	250	—
Interest rate cap	268	268	—	268	—
Accrued interest receivable	3,951	3,951	—	1,002	2,949

Financial liabilities:
Deposits	$1,107,017	$1,116,174	$—	$1,116,174	$—
Repurchase agreements	25,160	25,160	—	25,160	—
FHLB and other borrowings	90,921	90,919	—	90,919	—
Interest rate swap	250	250	—	250	—
Accrued interest payable	741	741	—	741	—
Subordinated debt	33,524	32,275	—	32,275	—

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

•
Available-for-sale investment securities — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2017. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2017 and 2016 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$80,945	$—	$80,945
U.S. Sponsored Mortgage backed securities	—	58,154	—	58,154
Municipal securities	—	52,933	22,909	75,842
Equity and other securities	1,607	16,566	—	16,566
Loans held for sale	—	66,794	—	66,794
Interest rate lock commitment	—	—	1,426	1,426
Interest rate swap	—	268	—	268
Interest rate cap	—	33	—	33
Liabilities:
Interest rate swap	—	268	—	268
Mortgage-backed security hedges	—	78	—	78

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$28,816	$—	$28,816
U.S. Sponsored Mortgage backed securities	—	54,732	—	54,732
Municipal securities	—	70,796	—	70,796
Equity and other securities	897	8,024	—	8,024
Loans held for sale	—	90,174	—	90,174
Interest rate lock commitment	—	—	1,546	1,546
Mortgage-backed security hedges	—	372	—	372
Interest rate swap	—	250	—	250
Interest rate cap	—	268	—	268
Liabilities:
Interest rate swap	—	250	—	250

The following table represents recurring level III assets:

Interest Rate Lock Commitments	December 31, 2017	December 31, 2016
(Dollars in thousands)
Balance, beginning of period	$1,546	$1,537

Realized and unrealized gains included in earnings	(120)	9

Balance, end of period	$1,426	$1,546

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 are included in the table below:

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,368	$14,368
Other real estate owned	—	—	1,346	1,346

	December 31, 2016
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,609	$11,609
Other real estate owned	—	—	414	414

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2017 and 2016.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2017
Nonrecurring measurements:
Impaired loans	$14,368	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,346	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,426	Pricing model	Pull through rates	73% - 85%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2016
Nonrecurring measurements:
Impaired loans	$11,609	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$414	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Interest rate lock commitments	$1,546	Pricing model	Pull through rates	73% - 85%
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

NOTE 19. COMPREHENSIVE INCOME

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$731	$1,082	$130	Gain on sale of securities
	731	1,082	130	Total before tax
	(292)	(433)	(52)	Income tax expense
	439	649	78	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(241)	(236)	(257)	Salaries and benefits
	(241)	(236)	(257)	Total before tax
	96	94	103	Income tax expense
	(145)	(142)	(154)	Net of tax

Total reclassifications	$294	$507	$(76)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at January 1, 2017	$(1,598)	$(2,679)	$(4,277)
Other comprehensive loss before reclassification	2,032	(449)	1,583
Amounts reclassified from AOCI	(439)	145	(294)
Net current period OCI	1,593	(304)	1,289
Balance at December 31, 2017	$(5)	$(2,983)	$(2,988)

Balance at January 1, 2016	$(363)	$(2,570)	$(2,933)
Other comprehensive loss before reclassification	(586)	(251)	(837)
Amounts reclassified from AOCI	(649)	142	(507)
Net current period OCI	(1,235)	(109)	(1,344)
Balance at December 31, 2016	$(1,598)	$(2,679)	$(4,277)

NOTE 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to the parent company’s condensed balance sheets at December 31, 2017 and 2016, and the related condensed statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015 are presented below:
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2017	2016
Assets
Cash	$3,904	$7,699
Investment in subsidiaries	175,027	168,325
Other assets	5,743	4,316
Total assets	$184,674	$180,340

Liabilities and stockholders’ equity
Other liabilities	$958	$1,191
Long-term debt	33,524	33,524
Total liabilities	34,482	34,715

Total stockholders’ equity	150,192	145,625
Total liabilities and stockholders’ equity	$184,674	$180,340

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Income - dividends from bank subsidiary	$13,724	$9,241	$7,744
Expenses - operating	11,974	11,307	8,988
Income (loss) before income taxes and undistributed earnings - continuing operations	1,750	(2,066)	(1,244)
Income tax (benefit) - continuing operations	(2,147)	(2,072)	(1,597)
Income after tax from continuing operations	3,897	6	353
Income before income taxes and undistributed earnings - discontinued operations	—	6,926	—
Income tax - discontinued operations	—	2,629	—
Income after tax from discontinued operations	—	4,297	—
Equity in undistributed income earnings of subsidiaries	3,678	8,609	6,463
Net Income	$7,575	$12,912	$6,816

Preferred dividends	$498	$1,128	$575
Net Income available to common shareholders	$7,077	$11,784	$6,241

Condensed Statements of Cash Flows

(Dollars in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net Income	$7,575	$12,912	$6,816
Equity in undistributed earnings of subsidiaries	(3,678)	(8,609)	(6,463)
(Decrease) in other assets	(2,214)	(612)	(529)
Decrease (increase) in other liabilities	(234)	920	(261)
Stock option expense	813	568	413

Net cash provided by (used in) operating activities	2,262	5,179	(24)

INVESTING ACTIVITIES
Investment in subsidiary	(947)	(19,697)	(400)

Net cash used in investing activities	(947)	(19,697)	(400)

FINANCING ACTIVITIES
Proceeds of stock offering	4,931	20,519	—
Dividend reinvestment plan	—	—	—
Proceeds from subordinated debt	—	—	—
Preferred stock issuance	—	—	—
Preferred stock redemption	(8,500)	—	—
Common stock options exercised	(10)	32	(448)
Cash dividends paid on common stock	(1,033)	(646)	(641)
Cash dividends paid on preferred stock	(498)	(1,128)	(575)

Net cash (used in) provided by financing activities	(5,110)	18,777	(1,664)

(Decrease) increase in cash	(3,795)	4,259	(2,088)

Cash at beginning of period	7,699	3,440	5,528

Cash at end of period	$3,904	$7,699	$3,440

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$52,423	$4,698	$4	$(527)	$56,598
Mortgage fee income	736	37,262	—	(849)	37,149
Insurance and investment services income	563	—	—	—	563
Other income	5,303	(2,372)	5,466	(5,403)	2,994
Total operating income	59,025	39,588	5,470	(6,779)	97,304
Expenses:
Interest expense	9,118	2,317	2,241	(1,375)	12,301
Salaries and employee benefits	12,266	26,196	5,646	—	44,108
Provision for loan losses	1,967	206	—	—	2,173
Other expense	19,523	8,188	4,085	(5,404)	26,392
Total operating expenses	42,874	36,907	11,972	(6,779)	84,974
Income (loss) from continuing operations, before income taxes	16,151	2,681	(6,502)	—	12,330
Income tax expense (benefit) - continuing operations	5,820	1,082	(2,147)	—	4,755
Net income (loss) from continuing operations	10,331	1,599	(4,355)	—	7,575
Income (loss) from discontinued operations	—	—	—	—	—
Income tax expense (benefit) - discontinued operations	—	—	—	—	—
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss)	$10,331	$1,599	$(4,355)	$—	$7,575
Preferred stock dividends	—	—	498	—	498
Net income (loss) available to common shareholders	$10,331	$1,599	$(4,853)	$—	$7,077

Capital Expenditures for the year ended December 31, 2017	$3,226	$1,187	$83	$—	$4,496
Total Assets as of December 31, 2017	1,533,497	149,323	184,600	(333,118)	1,534,302
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

	2016
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$50,413	$4,285	$3	$—	$(578)	$54,123
Mortgage fee income	(252)	36,960	—	—	(1,035)	35,673
Insurance and investment services income	420	—	—	—	—	420
Other income	5,485	1,674	5,247	—	(5,294)	7,112
Total operating income	56,066	42,919	5,250	—	(6,907)	97,328
Expenses:
Interest expense	8,437	2,082	2,226	—	(1,613)	11,132
Salaries and employee benefits	11,592	27,696	5,937	—	—	45,225
Provision for loan losses	3,632	—	—	—	—	3,632
Other expense	18,009	8,125	3,144	—	(5,294)	23,984
Total operating expenses	41,670	37,903	11,307	—	(6,907)	83,973
Income (loss) from continuing operations, before income taxes	14,396	5,016	(6,057)	—	—	13,355
Income tax expense (benefit) - continuing operations	4,496	1,954	(2,072)	—	—	4,378
Net income (loss) from continuing operations	9,900	3,062	(3,985)	—	—	8,977
Income (loss) from discontinued operations	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	—	—	2,629	(218)	—	2,411
Net income (loss) from discontinued operations	—	—	4,297	(362)	—	3,935
Net income (loss)	$9,900	$3,062	$312	$(362)	$—	$12,912
Preferred stock dividends	—	—	1,128	—	—	1,128
Net income (loss) available to common shareholders	$9,900	$3,062	$(816)	$(362)	$—	$11,784

Capital Expenditures for the year ended December 31, 2016	$1,145	$220	$303	$—	$—	$1,668
Total Assets as of December 31, 2016	1,415,735	122,242	180,340	—	(299,513)	1,418,804
Goodwill as of December 31, 2016	1,598	16,882	—	—	—	18,480

	2015
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Revenues:
Interest income	$40,524	$3,882	$2	$—	$(308)	$44,100
Mortgage fee income	7	30,560	—	—	(1,095)	29,472
Insurance and investment services income	338		—	—	—	338
Other income	3,721	1,673	4,331	—	(4,580)	5,145
Total operating income	44,590	36,115	4,333	—	(5,983)	79,055
Expenses:
Interest expense	6,776	1,647	2,204	—	(1,402)	9,225
Salaries and employee benefits	11,049	20,774	4,250	—	—	36,073
Provision for loan losses	2,493	—	—	—	—	2,493
Other expense	16,132	7,471	2,534	—	(4,362)	21,775
Total operating expenses	36,450	29,892	8,988	—	(5,764)	69,566
Income (loss) from continuing operations, before income taxes	8,140	6,223	(4,655)	—	(219)	9,489
Income tax expense (benefit) - continuing operations	2,176	2,394	(1,597)	—	(87)	2,886
Net income (loss) from continuing operations	5,964	3,829	(3,058)	—	(132)	6,603
Income (loss) from discontinued operations	—	—	—	134	219	353
Income tax expense (benefit) - discontinued operations	—	—	—	53	87	140
Net income (loss) from discontinued operations	—	—	—	81	132	213
Net income (loss)	$5,964	$3,829	$(3,058)	$81	$—	$6,816
Preferred stock dividends	—	—	575	—	—	575
Net income (loss) available to common shareholders	$5,964	$3,829	$(3,633)	$81	$—	$6,241

Capital Expenditures for the year ended December 31, 2015	$1,174	$354	$616	$9	$—	$2,153
Total Assets as of December 31, 2015	1,378,988	125,227	148,509	5,017	(273,265)	1,384,476
Goodwill as of December 31, 2015	1,598	16,882	—	—	—	18,480

Commercial & Retail Banking

For the year ended December 31, 2017, the Commercial & Retail Banking segment earned $10.3 million compared to $9.9 million in 2016. Net interest income increased by $1.3 million, primarily the result of a $1.3 million increase in interest on taxable investment securities and a $734 thousand increase in interest and fees on loans which was offset by a $546 thousand increase in interest on deposits and a $132 thousand increase in interest on FHLB and other borrowings. Noninterest income increased by $949 thousand, primarily the result of a $988 thousand increase in mortgage fee income, a $419 thousand increase on commercial swap fee income, a $447 thousand increase in other operating income, offset by a $557 thousand decrease in gain on sale of securities and a $504 thousand decrease in gain on sale of portfolio loans. Noninterest expense increased by $2.2 million, primarily the result of the following: $674 thousand increase in salaries and employee benefits expense, $599 thousand increase in occupancy and equipment expense, and $227 thousand increase in data processing and communications expense, which was offset by a $209 thousand decrease in professional fees. The $599 thousand increase in occupancy and equipment expense was primarily the result of two new full-service branches opened in 2017 and increased equipment expense related to depreciation and continued maintenance of property and software. The $227 thousand increase in data processing and communications was primarily the result of the core conversion completed in April 2017, along with overall growth in terms of personnel and office space company-wide and the usage of additional products, services, and providers to better serve the client base. In addition, provision expense decreased by $1.7 million. Also, income tax expense increased $1.3 million as a result of both increased net income before income taxes and as a result of tax reform in which the Company was required to re-measure its net deferred tax asset and resulted in an income tax charge of $646 thousand.

Mortgage Banking

For the year ended December 31, 2017, the Mortgage Banking segment earned $1.6 million compared to $3.1 million in 2016. Net interest income increased $178 thousand, noninterest income decreased by $3.7 million, and noninterest expense decreased by $1.4 million. The decrease in noninterest income was primarily the result of a $4.1 million decrease in the gain on derivative. The decrease in the gain on derivatives was largely the result of a 39.0% decrease in the locked mortgage pipeline for 2017 compared to a 31.6% increase in the locked mortgage pipeline for 2016. The decrease in noninterest expense was primarily the result of the following: $1.5 million decrease in salaries and employee benefits expense, which was primarily due to a 15.6% decrease in origination volume and a $1.2 million decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were as follows: a $242 thousand increase in occupancy and equipment expense and a $146 thousand increase in travel, entertainment, dues, and subscriptions expense, which were offset by a $159 thousand decrease in marketing expense and a $148 thousand decrease in mortgage processing expense.

Financial Holding Company

Excluding discontinued operations, for the year ended December 31, 2017, the Financial Holding Company segment lost $4.4 million compared to a loss of $4.0 million in 2016. Interest expense increased $15 thousand, noninterest income increased $219 thousand and noninterest expense increased $650 thousand. In addition, the income tax benefit increased $75 thousand. The increase in noninterest expense was primarily due to a $604 thousand increase in professional fees, a $169 thousand increase in travel, entertainment, dues, and subscriptions expense, a $125 thousand increase in occupancy and equipment expense, and a $100 thousand increase in other operating expense.

Insurance

In June 2016, primarily all the assets of the Insurance segment were sold and the segment was reorganized as a subsidiary of the Bank. There was no insurance segment in 2017. The discontinued insurance segment lost $362 thousand in 2016.

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

The following acquisition related costs are included in the consolidated statements of income for the periods indicated:

	Year ended	Year ended	Year ended
(Dollars in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Professional fees	$—	$—	$471
Marketing	—	—	29
Printing, postage and supplies	—	—	71
Equipment depreciation and maintenance	—	—	—
Travel and entertainment	—	—	50
Data processing and communications	—	—	76
Other operating expense	—	—	25
Total	$—	$—	$722

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

NOTE 23. DISCONTINUED OPERATIONS

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI, in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank. The Company retained approximately $424 thousand in liabilities and received proceeds totaling $7.0 million related to this transaction.

There were no assets and liabilities of discontinued operations as of December 31, 2017 or 2016.

Net income (losses) from discontinued operations, net of tax, for the years ended December 31, 2017, 2016, and 2015, were as follows:

(Dollars in thousands)	2017	2016	2015
NONINTEREST INCOME
Insurance and investment services income	$—	$1,887	$4,733
Gain on sale of subsidiary	—	6,926	—
Other operating income	—	2	6
Total noninterest income	—	8,815	4,739

NONINTEREST EXPENSES
Salary and employee benefits	—	1,937	3,603
Occupancy expense	—	124	281
Equipment depreciation and maintenance	—	29	57
Data processing and communications	—	79	105
Marketing, contributions and sponsorships	—	7	25
Professional fees	—	2	23
Printing, postage and supplies	—	12	19
Insurance, tax and assessment expense	—	58	136
Travel, entertainment, dues and subscriptions	—	67	119
Other operating expenses	—	154	18
Total noninterest expense	—	2,469	4,386
Income from discontinued operations, before income taxes	—	6,346	353
Income tax expense - discontinued operations	—	2,411	140
Net Income from discontinued operations	$—	$3,935	$213

NOTE 24. QUARTERLY FINANCIAL DATA (UNAUDITED)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2017
First quarter	$13,068	$10,306	$2,295	$1,574	$0.14	$0.14
Second quarter	13,814	10,894	3,435	2,260	0.21	0.20
Third quarter	14,630	11,414	3,510	2,318	0.21	0.21
Fourth quarter	15,086	11,683	3,090	1,423	0.12	0.12

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2016
First quarter	$13,382	$10,695	$2,612	$1,796	$0.20	$0.20
Second quarter	13,580	10,742	10,228	6,499	0.77	0.63
Third quarter	13,523	10,729	3,441	2,310	0.25	0.24
Fourth quarter	13,638	10,825	3,420	2,307	0.23	0.22

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MVB Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2014.

Gaithersburg, Maryland
March 8, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of December 31, 2017, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Item 9A – Controls and Procedures” of this Annual Report on Form 10-K.

Date:	3/8/2018	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	3/8/2018	/s/ Donald T. Robinson
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MVB Financial Corp.

Opinion on Internal Controls Over Financial Reporting

We have audited MVB Financial Corp. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, MVB Financial Corp. and Subsidiary maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of MVB Financial Corp. and Subsidiary as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and our report dated March 8, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Gaithersburg, Maryland
March 8, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2018 annual meeting of shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2017. The applicable information appearing in the Proxy Statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
Consolidated Balance Sheets at December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015
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

MVB Financial Corp.

Date:	3/8/2018	By:	/s/ Larry F. Mazza
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

/s/ Larry F. Mazza	Date:	3/8/2018
Larry F. Mazza, President, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	3/8/2018
Donald T. Robinson, Executive Vice President and CFO
(Principal Financial and Accounting Officer)

/s/ Stephen R. Brooks	Date:	3/8/2018
Stephen R. Brooks, Chairman

/s/ David B. Alvarez	Date:	3/8/2018
David B. Alvarez, Vice Chairman

/s/ James J. Cava, Jr.	Date:	3/8/2018
James J. Cava, Jr., Director

/s/ Harry E. Dean III	Date:	3/8/2018
Harry E. Dean III, Director

/s/ John W. Ebert	Date:	3/8/2018
John W. Ebert, Director

/s/ Daniel W. Holt	Date:	3/8/2018
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	3/8/2018
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	3/8/2018
Kelly R. Nelson, Director

/s/ J. Christopher Pallotta	Date:	3/8/2018
J. Christopher Pallotta, Director

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Amended and Restated Bylaws	Form 8-K, File No. 000-50567, filed January 18, 2017, and incorporated by reference herein
4.1	Specimen of stock certificate representing MVB Financial Corp. common stock.	Form S-3 Registration Statement, File No. 333-208949, filed January 11, 2016, and incorporated by reference herein
4.2	Form of Certificate for the SBLF Preferred Stock	Form 8-K, File No. 000-50567, filed September 12, 2011 and incorporated by reference herein
4.3	Form of Subscription Rights Certificate	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.1†	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.2†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Filed herewith
10.3†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 000-50567, filed February 23, 2018 and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Employment Agreement of Larry F. Mazza	Form 8-K/A, File No. 000-50567, filed January 24, 2014 and incorporated by reference herein
10.6†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein
10.7†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015 and incorporated by reference herein
10.8	Asset Purchase Agreement by and among MVB Insurance, LLC, MVB Financial Corp., and USI Insurance Services LLC	Quarterly Report on Form 10-Q, File No. 000-50567, filed November 3, 2016, and incorporated by reference herein
10.9	Severance Agreement and Release of Claims by and between MVB Financial Corp. and Bret S. Price	Quarterly Report on Form 10-Q, File No. 000-50567, filed November 3, 2016, and incorporated by reference herein
10.10	Form of Securities Purchase Agreement	Form 8-K, File No. 000-50567, filed December 6, 2016, and incorporated by reference herein
10.11	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017 and incorporated by reference herein
10.12
Third Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage
Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
10.13
Fourth Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage
Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
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

EXHIBIT INDEX

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