Form 10-Q
period 2018-03-31
MVB FINANCIAL CORP
filed 2018-05-07
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of May 6, 2018, the Registrant had 10,540,827 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

		March 31, 2018	December 31, 2017
		(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks		$17,088	$16,345
Interest bearing balances with banks		6,542	3,960
Total cash and cash equivalents		23,630	20,305
Certificates of deposit with other banks		14,778	14,778
Investment Securities:
Securities available-for-sale		226,504	231,507
Equity securities	16,265,000	6,979	—
Loans held for sale		51,280	66,794
Loans:		1,157,173	1,105,941
Less: Allowance for loan losses		(10,067)	(9,878)
Net Loans		1,147,106	1,096,063
Premises and equipment		26,477	26,686
Bank owned life insurance		32,885	32,666
Accrued interest receivable and other assets		33,399	27,023
Goodwill		18,480	18,480
TOTAL ASSETS		$1,581,518	$1,534,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing		$142,826	$125,963
Interest bearing		1,011,081	1,033,617
Total deposits		1,153,907	1,159,580

Accrued interest payable and other liabilities		15,620	16,434
Repurchase agreements		20,676	22,403
FHLB and other borrowings		207,370	152,169
Subordinated debt		33,524	33,524
Total liabilities		1,431,097	1,384,110

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 issued in 2018 and 2017, respectively (See Footnote 7)		7,834	7,834
Common stock, par value $1; 20,000,000 shares authorized; 10,589,704 shares issued and 10,538,627 shares outstanding in 2018 and 10,495,704 shares issued and 10,444,627 shares outstanding in 2017		10,590	10,496
Additional paid-in capital		100,108	98,698
Retained earnings		40,190	37,236
Accumulated other comprehensive loss		(7,217)	(2,988)
Treasury stock, 51,077 shares, at cost		(1,084)	(1,084)
Total stockholders’ equity		150,421	150,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$1,581,518	$1,534,302

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$13,291	$11,882
Interest on deposits with other banks	90	79
Interest on investment securities - taxable	895	546
Interest on tax exempt loans and securities	778	561
Total interest income	15,054	13,068

INTEREST EXPENSE
Interest on deposits	2,298	1,906
Interest on repurchase agreements	19	17
Interest on FHLB and other borrowings	714	288
Interest on subordinated debt	558	551
Total interest expense	3,589	2,762

NET INTEREST INCOME	11,465	10,306
Provision for loan losses	474	518
Net interest income after provision for loan losses	10,991	9,788

NONINTEREST INCOME
Service charges on deposit accounts	185	187
Income on bank owned life insurance	218	147
Interchange and debit card transaction fees	150	295
Mortgage fee income	6,563	9,634
Gain on sale of portfolio loans	212	9
Insurance and investment services income	164	124
Gain on sale of securities	326	183
Gain (loss) on derivatives	584	(1,947)
Commercial swap fee income	413	—
Other operating income	224	192
Total noninterest income	9,039	8,824

NONINTEREST EXPENSES
Salary and employee benefits	10,473	9,962
Occupancy expense	1,049	994
Equipment depreciation and maintenance	784	689
Data processing and communications	835	1,214
Mortgage processing	892	894
Marketing, contributions, and sponsorships	347	327
Professional fees	745	677
Printing, postage, and supplies	165	217
Insurance, tax, and assessment expense	390	461
Travel, entertainment, dues, and subscriptions	648	501
Other operating expenses	411	381
Total noninterest expense	16,739	16,317
Income before income taxes	3,291	2,295
Income tax expense	697	721
Net income	$2,594	$1,574
Preferred dividends	121	129
Net income available to common shareholders	$2,473	$1,445

Earnings per share - basic	$0.24	$0.14
Earnings per share - diluted	$0.23	$0.14
Cash dividends declared	$0.025	$0.025
Weighted average shares outstanding - basic	10,474,138	9,996,544
Weighted average shares outstanding - diluted	12,714,353	10,009,341

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$2,594	$1,574

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	(4,448)	448

Income tax effect	1,201	(179)

Reclassification adjustment for gain recognized in income	(326)	(183)

Income tax effect	88	73

Change in defined benefit pension plan	—	164

Income tax effect	—	(66)

Total other comprehensive income (loss)	(3,485)	257

Comprehensive income (loss)	$(891)	$1,832

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2016	$16,334	$10,048	$93,412	$31,192	$(4,277)	$(1,084)	$145,625

Net Income	—	—	—	1,574	—	—	1,574
Other comprehensive income	—	—	—	—	257	—	257
Cash dividends paid ($0.025 per share)	—	—	—	(250)	—	—	(250)
Dividends on preferred stock	—	—	—	(129)	—	—	(129)
Stock based compensation	—	—	148	—	—	—	148
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)

Balance March 31, 2017	$7,834	$10,048	$93,560	$32,387	$(4,020)	$(1,084)	$138,725

Balance December 31, 2017	7,834	10,496	98,698	37,236	(2,988)	(1,084)	150,192

Net Income	$—	$—	$—	$2,594	$—	$—	$2,594
Other comprehensive loss	—	—	—	—	(3,485)	—	(3,485)
Cash dividends paid ($0.025 per share)	—	—	—	(263)	—	—	(263)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	244	—	—	—	244
Common stock options exercised	—	94	1,166	—	—	—	1,260
Stranded AOCI (See Footnote 2)	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017 (See Footnote 2)	—	—	—	98	(98)	—	—

Balance March 31, 2018	$7,834	$10,590	$100,108	$40,190	$(7,217)	$(1,084)	$150,421

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net Income	$2,594	$1,574
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	361	319
Net amortization of deferred loan costs	16	90
Provision for loan losses	474	518
Depreciation and amortization	741	617
Stock based compensation	244	148
Loans originated for sale	(238,935)	(313,263)
Proceeds of loans sold	261,012	341,150
Mortgage fee income	(6,563)	(9,634)
Gain on sale of securities	(326)	(549)
Loss on sale of securities	—	366
Gain on sale of portfolio loans	(212)	(9)
Income on bank owned life insurance	(218)	(147)
Deferred taxes	(51)	(25)
Other, net	(3,924)	(1,414)
Net cash provided by operating activities	15,213	19,741
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(14,859)	(37,919)
Maturities/paydowns of investment securities available-for-sale	7,364	4,717
Sales of investment securities available-for-sale	680	22,945
Purchases of premises and equipment	(506)	(1,588)
Net increase in loans	(51,321)	(24,245)
Purchases of restricted bank stock	(5,901)	(4,276)
Redemptions of restricted bank stock	3,797	4,818
Proceeds from sale of other real estate owned	181	—
Purchase of bank owned life insurance	—	(50)
Net cash used in investing activities	(60,565)	(35,598)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,673)	29,449
Net decrease in repurchase agreements	(1,727)	(3,465)
Net change in short-term FHLB borrowings	67,421	(14,769)
Principal payments on FHLB borrowings	(12,220)	(24)
Proceeds from new FHLB borrowings	—	14,483
Preferred stock redemption	—	(8,500)
Common stock options exercised	1,260	—
Cash dividends paid on common stock	(263)	(250)
Cash dividends paid on preferred stock	(121)	(129)
Net cash provided by financing activities	48,677	16,795
Increase in cash and cash equivalents	3,325	938
Cash and cash equivalents at beginning of period	20,305	17,340
Cash and cash equivalents at end of period	$23,630	$18,278
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$720	$—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$3,635	$2,943

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank”). MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, LLC (“MVB Insurance”), and MVB Community Development Corporation (“CDC”).

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements included in the Company’s 2017 filing on Form 10-K. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change. Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s December 31, 2017, Form 10-K filed with the Securities and Exchange Commission (the "SEC").

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and fees earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The Company also completed its evaluation of certain costs related to these revenue streams to determine whether such costs should be presented as expenses or contract-revenue (i.e. gross versus net). Based on the evaluation, the Company determined that the classification of certain debit and credit card processing related costs should change (i.e. costs previously recorded as expense in now recorded as contract-revenue). These classification changes resulted in immaterial changes to both revenue and expense. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to beginning retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts related to the debit and credit card related cost reclassifications discussed above.

Note 2 – Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which amounted to $646 thousand.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements, as it is our current policy to amortize premiums of investment securities to the earliest call date.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles – Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit to address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update will be effective for fiscal years effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business,” (“ASU 2017-01”) to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and Management Loan Committee ("MLC") engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist with implementation that will be tested throughout 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:(1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company established a project management team, which is currently evaluating the impact of the new standard, and expects an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company's Consolidated Financial Statements. In accordance with (5) above, the Company measured the fair value of its loan portfolio as of March 31, 2018 using an exit price notion. See Note 6 "Fair Value of Financial Instruments" of the Notes to Consolidated Financial Statements for further information.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The Company evaluated the impact of this standard on individual customer contracts, while management evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company determined that this standard did not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company evaluated the impact of this standard on individual customer contracts, while management evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company adopted the revenue recognition standard as of January 1, 2018 and it did not have a material effect on the consolidated financial statements. See Note 1 "Summary of Significant Policies" of the Notes to the Consolidated Financial Statements for further information.

Note 3 – Investment Securities

There were no held-to-maturity securities at March 31, 2018 or December 31, 2017.

Amortized cost and fair values of investment securities available-for-sale at March 31, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$82,518	$91	$(1,814)	$80,795
U.S. Sponsored Mortgage-backed securities	58,827	—	(2,509)	56,318
Municipal securities	80,839	996	(1,730)	80,105
Total debt securities	222,184	1,087	(6,053)	217,218
Other securities	9,235	87	(36)	9,286
Total investment securities available-for-sale	$231,419	$1,174	$(6,089)	$226,504

Amortized cost and fair values of investment securities available-for-sale at December 31, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$81,705	$81	$(841)	$80,945
U.S. Sponsored Mortgage-backed securities	59,387	31	(1,264)	58,154
Municipal securities	74,482	1,733	(373)	75,842
Total debt securities	215,574	1,845	(2,478)	214,941
Equity and other securities	15,940	644	(18)	16,566
Total investment securities available-for-sale	$231,514	$2,489	$(2,496)	$231,507

The following table summarizes amortized cost and fair values of debt securities by maturity:

	March 31, 2018
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$524	$528
After one year, but within five	46,954	46,525
After five years, but within ten	23,841	22,947
After ten years	150,865	147,218
Total	$222,184	$217,218

Investment securities with a carrying value of $117.4 million at March 31, 2018, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2018, the details of which are included in the following table. Although these securities, if sold at March 31, 2018 would result in a pretax loss of $6.1 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2018, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at March 31, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (45)	$62,984	$(1,471)	$7,789	$(343)
U.S. Sponsored Mortgage-backed securities (42)	19,632	(541)	39,196	(1,968)
Municipal securities (86)	28,748	(827)	18,100	(903)
Other securities (3)	$2,549	$(36)	$—	$—
	$113,913	$(2,875)	$65,085	$(3,214)

The following table discloses investments in an unrealized loss position at December 31, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (45)	$61,834	$(659)	$7,709	$(182)
U.S. Sponsored Mortgage-backed securities (39)	16,825	(159)	37,427	(1,105)
Municipal securities (47)	8,826	(48)	16,781	(325)
Equity and other securities (2)	1,034	(18)	—	—
	$88,519	$(884)	$61,917	$(1,612)

For the three month periods ended March 31, 2018 and 2017, the Company sold investments available-for-sale of $680 thousand, $22.9 million, respectively. These sales resulted in gross gains of $326 thousand and $549 thousand and gross losses of $0 and $366 thousand, respectively.

For the three months ended March 31, 2018, the Company recognized an unrealized loss of $30 thousand on equity securities held as of March 31, 2018, which was recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheet at March 31, 2018 and December 31, 2017, were as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial and Non-Residential Real Estate	$824,625	$783,909
Residential Real Estate	260,513	246,214
Home Equity	59,526	62,400
Consumer	11,909	12,783
Total Loans	$1,156,573	$1,105,306
Deferred loan origination fees and costs, net	600	635
Loans receivable	$1,157,173	$1,105,941

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank's methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans were $1.4 million and $1.3 million, while the related reserves were $173 thousand and $169 thousand as of March 31, 2018 and December 31, 2017.

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

Company and Bank management have identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, conclusion of loan reviews, audits, and exams, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions consumer sentiment, and other external factors. The combination of historical charge-off and qualitative factors are then weighted for each risk grade. These weightings are determined internally based upon the likelihood of loss as a loan risk grading deteriorates.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2018 and December 31, 2017, the liability for unfunded commitments related to loans held for investment was $284 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(324)	(11)	—	(21)	(356)
Recoveries	2	9	56	4	71
Provision	516	60	(68)	(34)	474
ALL balance at March 31, 2018	$7,998	$1,177	$693	$199	$10,067
Individually evaluated for impairment	$915	$—	$—	$—	$915
Collectively evaluated for impairment	$7,083	$1,177	$693	$199	$9,152

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,957	$1,707	$44	$43	$14,751
Collectively evaluated for impairment	811,668	258,806	59,482	11,866	1,141,822
Total Loans	$824,625	$260,513	$59,526	$11,909	$1,156,573

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(113)	(141)	(33)	(3)	(290)
Recoveries	9	32	1	1	43
Provision	208	204	94	12	518
ALL balance at March 31, 2017	$7,285	$1,085	$790	$212	$9,372
Individually evaluated for impairment	$279	$46	$36	$25	$386
Collectively evaluated for impairment	$7,006	$1,039	$754	$187	$8,986

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,300	$1,356	$647	$125	$12,428
Collectively evaluated for impairment	742,031	243,250	64,523	13,636	1,063,440
Total Loans	$752,331	$244,606	$65,170	$13,761	$1,075,868

Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Company evaluates residential mortgage loans, home equity lines of credit, and consumer loans in homogeneous pools, rather than on an individual basis, when each of those loans are below specific thresholds based on outstanding principal balance. Such loans that individually exceed these thresholds are evaluated individually for impairment. The Chief Credit Officer identifies these loans individually by monitoring the delinquency status of the Bank’s portfolio. Once identified, the Bank’s ongoing communications with the borrower allow Management to evaluate the significance of the payment delays and the circumstances surrounding the loan and the borrower.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2018 and December 31, 2017:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2018
Commercial
Commercial Business	$139	$76	$4,738	$4,877	$4,898
Commercial Real Estate	4,026	839	2,762	6,788	7,596
Acquisition & Development	—	—	1,292	1,292	3,572
Total Commercial	4,165	915	8,792	12,957	16,066
Residential	—	—	1,707	1,707	1,755
Home Equity	—	—	44	44	44
Consumer	—	—	43	43	49
Total Impaired Loans	$4,165	$915	$10,586	$14,751	$17,914

December 31, 2017
Commercial
Commercial Business	$3,283	$22	$979	$4,262	$4,275
Commercial Real Estate	4,603	1,150	2,814	7,417	7,921
Acquisition & Development	—	—	2,117	2,117	4,090
Total Commercial	7,886	1,172	5,910	13,796	16,286
Residential	—	—	1,569	1,569	1,601
Home Equity	—	—	13	13	13
Consumer	69	16	109	178	475
Total Impaired Loans	$7,955	$1,188	$7,601	$15,556	$18,375

Impaired loans have decreased by $805 thousand, or 5.2%, during the first quarter of 2018. This change is the net effect of multiple factors, including the identification of $1.0 million of impaired loans, principal curtailments of $307 thousand, partial charge-offs of $335 thousand, the foreclosure of a commercial development loan which required the reclassification of $720 thousand to other real estate owned, the classification of $292 thousand to performing loans based on improved repayment performance, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,525	$38	$53	$3,349	$39	$13
Commercial Real Estate	7,431	21	23	2,803	25	26
Acquisition & Development	1,837	—	—	3,775	2	3
Total Commercial	13,793	59	76	9,927	66	42
Residential	1,747	5	48	1,417	2	17
Home Equity	65	—	—	653	—	—
Consumer	132	—	—	142	—	—
Total	$15,737	$64	$124	$12,139	$68	$59

As of March 31, 2018, the Bank's other real estate owned balance totaled $1.9 million. The Bank held nine foreclosed residential real estate properties representing $890 thousand, or 47%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included three properties for a total of $395 thousand, while the other also included three properties for a total of $178 thousand. The three remaining residential real estate properties, totaling $317 thousand, were result of the foreclosure of three unrelated borrowers. The remaining $1.0 million, or 53%, of other real estate owned is the result of the foreclosure of three unrelated commercial development loans. There are two additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $329 thousand as of March 31, 2018. These loans are included in the table above and have $0 in specific allowance allocated to them.

Bank management uses a nine-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Any portion of a loan that has been or is expected to be charged off is placed in the Loss category.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018
Commercial
Commercial Business	$380,106	$4,793	$4,547	$—	$389,446
Commercial Real Estate	304,669	14,553	2,394	4,236	325,852
Acquisition & Development	105,111	994	2,230	992	109,327
Total Commercial	789,886	20,340	9,171	5,228	824,625
Residential	257,307	2,879	205	122	260,513
Home Equity	58,413	1,074	39	—	59,526
Consumer	11,695	191	16	7	11,909
Total Loans	$1,117,301	$24,484	$9,431	$5,357	$1,156,573

December 31, 2017
Commercial
Commercial Business	$371,041	$4,816	$4,506	$—	$380,363
Commercial Real Estate	271,751	22,995	5,961	1,149	301,856
Acquisition & Development	96,712	931	2,230	1,817	101,690
Total Commercial	739,504	28,742	12,697	2,966	783,909
Residential	242,823	3,036	223	132	246,214
Home Equity	61,037	1,311	52	—	62,400
Consumer	12,453	174	25	131	12,783
Total Loans	$1,055,817	$33,263	$12,997	$3,229	$1,105,306

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

Management is currently monitoring the payment performance of a $3.2 million commercial loan that has paid slow in recent months. This loan is classified as a troubled debt restructured loan based on multiple interest only periods being provided in the past, however, as of March 31, 2018, this loan was paid current. The borrower has continued to work through ongoing litigation, resolution of which is expected in the near future.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of March 31, 2018 and December 31, 2017:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
March 31, 2018
Commercial
Commercial Business	$387,428	$473	$393	$1,152	$2,018	$389,446	$1,758	$—
Commercial Real Estate	321,198	1,188	—	3,466	4,654	325,852	4,664	—
Acquisition & Development	108,035	860	—	432	1,292	109,327	1,292	—
Total Commercial	816,661	2,521	393	5,050	7,964	824,625	7,714	—
Residential	255,659	4,417	108	329	4,854	260,513	1,301	—
Home Equity	59,050	194	282	—	476	59,526	44	—
Consumer	11,831	28	19	31	78	11,909	43	—
Total Loans	$1,143,201	$7,160	$802	$5,410	$13,372	$1,156,573	$9,102	$—

December 31, 2017
Commercial
Commercial Business	$377,901	$512	$1,368	$582	$2,462	$380,363	$1,027	$—
Commercial Real Estate	300,282	45	1,149	380	1,574	301,856	5,206	—
Acquisition & Development	99,573	—	874	1,243	2,117	101,690	2,117	—
Total Commercial	777,756	557	3,391	2,205	6,153	783,909	8,350	—
Residential	243,177	1,879	707	451	3,037	246,214	1,157	—
Home Equity	61,907	240	240	13	493	62,400	13	—
Consumer	12,634	11	—	138	149	12,783	179	—
Total Loans	$1,095,474	$2,687	$4,338	$2,807	$9,832	$1,105,306	$9,699	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At March 31, 2018 and December 31, 2017, the Bank had specific reserve allocations for TDR’s of $443 thousand and $439 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $6.4 million and $6.4 million as of March 31, 2018 and December 31, 2017, respectively. Of these totals, $5.6 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 38% and 38%, respectively of total impaired loans. Meanwhile, $432 thousand represents two loans to one borrower that have defaulted under the restructured terms. Both loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of March 31, 2018 and December 31, 2017. There were no previously restructured loans that defaulted during the three months ended March 31, 2018.

A commercial loan in the amount of $128 thousand was classified as impaired and as a TDR in the first quarter of 2018. This loan represents the only new TDR for the three months ended March 31, 2018. There were no new TDR's for the three months ended March 31, 2017.

New TDR's [1]
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	1	$128	$128	—	$—	$—
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	1	128	128	—	—	—
Residential	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$128	$128	—	$—	$—

1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Note 5 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $204.8 million at March 31, 2018, compared to $149.6 million at December 31, 2017.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Balance at end of period	$204,817	$149,596
Average balance during the period	148,752	100,969
Maximum month-end balance	204,816	220,097
Weighted-average rate during the year	1.64%	1.16%
Weighted-average rate at end of period	1.87%	1.61%

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

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected at the amount of cash received in connection with the transaction and included in Securities sold under agreements to repurchase on the consolidated balance sheets. The primary risk with the Company's repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

All of the Company’s repurchase agreements were overnight agreements at March 31, 2018 and December 31, 2017. These borrowings were collateralized with investment securities with a carrying value of $21.3 million and $23.1 million at March 31, 2018 and December 31, 2017, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $20.7 million at March 31, 2018, compared to $22.4 million in December 31, 2017.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Balance at end of period	$20,676	$22,403
Average balance during the period	20,605	25,160
Maximum month-end balance	20,676	25,972
Weighted-average rate during the year	0.37%	0.30%
Weighted-average rate at end of period	0.39%	0.34%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,784	$1,798
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	769	775
	$2,553	$2,573

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Balance at end of period	$33,524	$33,524
Average balance during the period	33,524	33,524
Maximum month-end balance	33,524	33,524
Weighted-average rate during the year	6.66%	6.69%
Weighted-average rate at end of period	6.77%	6.70%

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

The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by the Company since 2012. Interest payments are due in March, June, September, and December and are adjusted at the interest due dates at a rate of 1.62% over the three-month LIBOR Rate. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the trust preferred securities to the extent set forth in the related guarantees.

On June 30, 2014, the Company issued its Convertible Subordinated Promissory Notes Due 2024 (the “Notes”) to various investors in the aggregate principal amount of $29,400,000. The Notes were issued in $100,000 increments per Note subject to a minimum investment of $1,000,000. The Notes expire 10 years after the initial issuance date of the Notes (the “Maturity Date”).

Interest on the Notes accrues on the unpaid principal amount of each Note (paid quarterly in arrears on January 1, April 1, July 1, and October 1 of each year) which rate shall be dependent upon the principal invested in the Notes and the holder’s ownership of common stock in the Company. For investments of less than $3,000,000 in Notes, an ownership of Company common stock representing at least 30% of the principal of the Notes acquired, the interest rate on the Notes is 7% per annum. For investments of $3,000,000 or greater in Notes and ownership of the Company’s common stock representing at least 30% of the principal of the Notes acquired, the interest rate on the Notes is 7.5% per annum. For investments of $10,000,000 or greater, the interest rate on the Notes is 7% per annum, regardless of whether the holder owns or acquires MVB common stock. The principal on the Notes shall be paid in full at the Maturity Date. On the fifth anniversary of the issuance of the Notes, a holder may elect to continue to receive the stated fixed rate on the Notes or a floating rate determined by LIBOR plus 5% up to a maximum rate of 9%, adjusted quarterly.

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

The Company reflects subordinated debt in the amount of $33.5 million and $33.5 million as of March 31, 2018 and December 31, 2017 and interest expense of $558 thousand and $551 thousand for the three months ended March 31, 2018 and 2017.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2018	204,877
2019	85
2020	90
2021	886
2022	1,431
Thereafter	33,524
$240,894

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 17, "Fair Value of Financial Instruments" and Note 18, "Fair Value Measurement" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2017 Annual Report on Form 10-K, except for the valuation of loans held for investment which was impact by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans held for investment is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are considered a Level 3 classification.

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

•
Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2018. Valuation techniques are consistent with techniques used in prior periods.

•
Loans held for sale – The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

•
Interest rate lock commitment – The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices, and estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitments.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$80,795	$—	$80,795
U.S. Sponsored Mortgage backed securities	—	56,318	—	56,318
Municipal securities	—	57,534	22,571	80,105
Other securities	—	9,286	—	9,286
Equity securities	6,079	—	900	6,979
Loans held for sale	—	51,280	—	51,280
Interest rate lock commitment	—	—	2,312	2,312
Interest rate swap	—	765	—	765
Interest rate cap	—	103	—	103
Liabilities:
Interest rate swap	—	765	—	765
Mortgage-backed security hedges	—	114	—	114

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$80,945	$—	$80,945
U.S. Sponsored Mortgage backed securities	—	58,154	—	58,154
Municipal securities	—	52,933	22,909	75,842
Equity securities	1,607	14,959	—	16,566
Loans held for sale	—	66,794	—	66,794
Interest rate lock commitment	—	—	1,426	1,426
Interest rate swap	—	268	—	268
Interest rate cap	—	33	—	33
Liabilities:
Interest rate swap	—	268	—	268
Mortgage-backed security hedges	—	78	—	78

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Total
Balance at December 31, 2017	$1,426	$22,909	$24,335
Realized and unrealized gains included in earnings	886	—	886
Unrealized loss included in other comprehensive income (loss)	—	(338)	(338)
Balance at March 31, 2018	$2,312	$22,571	$24,883

Balance at December 31, 2016	$1,546	$6,135	$7,681
Realized and unrealized gains included in earnings	1,309	—	1,309
Unrealized gain included in other comprehensive income (loss)	—	54	54
Balance at March 31, 2017	$2,855	$6,189	$9,044

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets, and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2018 and 2017 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 are included in the table below:

	March 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$13,836	$13,836
Other real estate owned	—	—	1,910	1,910

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,368	$14,368
Other real estate owned	—	—	1,346	1,346

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at March 31, 2018 and December 31, 2017.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2018
Nonrecurring measurements:
Impaired loans	$13,836	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [3]	5% - 10%

Other real estate owned	$1,910	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [3]	5% - 10%

Recurring measurements:
Municipal securities	$22,571	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$2,312	Pricing model	Pull through rates	80% - 83%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2017
Nonrecurring measurements:
Impaired loans	$14,368	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [3]	5% - 10%

Other real estate owned	$1,346	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [3]	5% - 10%

Recurring measurements:
Municipal securities	$22,909	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,426	Pricing model	Pull through rates	73% - 85%

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

3 Fair value determined through independent analysis of liquidity, rating, yield and duration.

4 Appraisals may be adjusted for qualitative factors such as local economic conditions.

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

•
Securities – U.S. treasury, government agency, mortgage-backed securities, certain municipal securities, and corporate bonds are generally measured at fair value using a third-party pricing service or recent comparable market transactions in similar or identical securities and are classified as Level II instruments. Equity securities are measured at fair value using observable closing prices and are classified as Level I instruments if they are traded on a heavily active market and as Level II instruments if the observable closing price is from a less than active market. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

•
Loans held for sale – Loans held for sale are reported at fair value. These loans currently consist of one-to-four-family residential loans originated for sale in the secondary market. Fair value is based on committed market rates or the price secondary markets are currently offering for similar loans using observable market data. (Level II)

•
Loans – The fair values for loans are computed based on scheduled future cash flows of principal and interest, discounted at interest rates currently offered for loans with similar terms of borrowers of similar credit quality. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company's exit price or the price at which these instruments would be sold or transferred.

•	Mortgage servicing rights – The carrying value of mortgage servicing rights approximates their fair value due to the immateriality of the balance.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2018
Financial assets:
Cash and cash equivalents	$23,630	$23,630	$23,630	$—	$—
Certificates of deposits with other banks	14,778	14,695	—	14,695	—
Securities available-for-sale	226,504	226,504	—	203,933	22,571
Equity securities	6,979	6,979	6,079	—	900
Loans held for sale	51,280	51,280	—	51,280	—
Loans, net	1,147,106	1,137,716	—	—	1,137,716
Mortgage servicing rights	179	179	—	—	179
Interest rate lock commitment	2,312	2,312	—	—	2,312
Interest rate swap	765	765	—	765	—
Interest rate cap	103	103	—	103	—
Accrued interest receivable	5,915	5,915	—	1,644	4,271

Financial liabilities:
Deposits	$1,153,907	$1,114,189	$—	$1,114,189	$—
Repurchase agreements	20,676	20,676	—	20,676	—
FHLB and other borrowings	207,370	207,372	—	207,372	—
Mortgage-backed security hedges	114	114	—	114	—
Interest rate swap	765	765	—	765	—
Accrued interest payable	908	908	—	908	—
Subordinated debt	33,524	35,117	—	35,117	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$20,305	$20,305	$20,305	$—	$—
Certificates of deposits with other banks	14,778	14,985	—	14,695	—
Securities available-for-sale	231,507	231,507	1,607	206,991	22,909
Loans held for sale	66,794	66,794	—	66,794	—
Loans, net	1,096,063	1,093,824	—	—	1,093,824
Mortgage servicing rights	182	182	—	—	182
Interest rate lock commitment	1,426	1,426	—	—	1,426
Interest rate swap	268	268	—	268	—
Interest rate cap	33	33	—	33	—
Accrued interest receivable	5,296	5,296	—	1,241	4,055

Financial liabilities:
Deposits	$1,159,580	$1,126,615	$—	$1,126,615	$—
Repurchase agreements	22,403	22,403	—	22,403	—
FHLB and other borrowings	152,169	152,190	—	152,190	—
Mortgage-backed security hedges	78	78	—	78	—
Interest rate swap	268	268	—	268	—
Accrued interest payable	643	643	—	643	—
Subordinated debt	33,524	35,117	—	35,117	—

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

The Class C Preferred Certificate designated 383.4 shares of preferred stock as Class C Preferred shares. The Class C Preferred shares carry an annual dividend rate of 6.5% and are convertible into shares of Company common stock within 30 days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class C Preferred Stock regarding the Company's agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class C Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class C Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A, and the Class B Preferred shares. Holders of Class C Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class C Preferred shares, share exchanges, reclassifications, or changes of control, or as required by law. The proceeds of these preferred stock offerings will be used to support continued growth of the Company and its subsidiaries.

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital. MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1, and October 1 each year. MVB's loan production qualified for the lowest dividend rate possible of 1%. MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%. On January 5, 2017, the Company redeemed all of the 8,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (“Series A Preferred Stock”). The aggregate redemption price of the Series A Preferred Stock was $8,508,500, including dividends accrued, but unpaid through, but not including the redemption date. The Series A Preferred Stock was redeemed from the Company’s surplus capital and approved by the Company’s primary federal regulator. The redemption terminates the Company’s participation in the SBLF program. After the redemption, the Company’s capital ratios remained well in excess of those required for well capitalized status.

Note 8 – Net Income Per Common Share

The Company determines basic earnings per share by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income less dividends on convertible preferred stock plus interest on convertible subordinated debt by the weighted average number of shares outstanding increased by both the number of shares that would be issued assuming the exercise of stock options or restricted stock unit awards under the Company’s 2003 and 2013 Stock Incentive Plans and the conversion of preferred stock and subordinated debt if dilutive.

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2018	2017
Numerator for basic earnings per share:
Net income	$2,594	$1,574
Less: Dividends on preferred stock	121	129
Net income available to common shareholders - basic	$2,473	$1,445

Numerator for diluted earnings per share:
Net income available to common shareholders - basic	$2,473	$1,445
Add: Interest on subordinated debt (tax effected)	404	—
Net income available to common shareholders - diluted	$2,877	$1,445

Denominator:
Total average shares outstanding	10,474,138	9,996,544
Effect of dilutive convertible subordinated debt	1,837,500	—
Effect of dilutive stock options and restrictive stock units	402,715	12,797
Total diluted average shares outstanding	12,714,353	10,009,341

Earnings per share - basic	$0.24	$0.14
Earnings per share - diluted	$0.23	$0.14

For the three months ended March 31, 2018 and 2017, approximately 490 thousand and 2.3 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended March 31, 2018, approximately 3 thousand shares of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three-month periods ended March 31, 2018 and March 31, 2017 are as follows:

Three Months Ended March 31, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$13,838	$1,335	$1	$(120)	$15,054
Mortgage fee income	140	6,673	—	(250)	6,563
Other income	1,780	517	1,553	(1,374)	2,476
Total operating income	15,758	8,525	1,554	(1,744)	24,093
Expenses:
Interest expense	2,674	727	558	(370)	3,589
Salaries and employee benefits	3,569	5,416	1,488	—	10,473
Provision for loan losses	417	57	—	—	474
Other expense	4,559	2,122	959	(1,374)	6,266
Total operating expenses	11,219	8,322	3,005	(1,744)	20,802
Income (loss) before income taxes	4,539	203	(1,451)	—	3,291
Income tax expense (benefit)	978	53	(334)	—	697
Net income (loss)	$3,561	$150	$(1,117)	$—	$2,594
Preferred stock dividends	—	—	121	—	121
Net income (loss) available to common shareholders	3,561	150	(1,238)	—	2,473

Capital Expenditures for the year ended March 31, 2018	$403	$78	$25	$—	$506
Total Assets as of March 31, 2018	1,581,673	148,789	185,012	(333,957)	1,581,518
Total Assets as of December 31, 2017	1,533,497	149,323	184,600	(333,117)	1,534,302
Goodwill as of March 31, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Three Months Ended March 31, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$12,312	$781	$1	$(26)	$13,068
Mortgage fee income	185	9,637	—	(188)	9,634
Other income	1,077	(1,831)	1,210	(1,266)	(810)
Total operating income	13,574	8,587	1,211	(1,480)	21,892
Expenses:
Interest expense	2,119	304	551	(212)	2,762
Salaries and employee benefits	2,657	5,955	1,350	—	9,962
Provision for loan losses	500	18	—	—	518
Other expense	4,650	2,098	875	(1,268)	6,355
Total operating expenses	9,926	8,375	2,776	(1,480)	19,597
Income (loss) before income taxes	3,648	212	(1,565)	—	2,295
Income tax expense (benefit)	1,161	96	(536)	—	721
Net income (loss)	$2,487	$116	$(1,029)	$—	$1,574
Preferred stock dividends	—	—	129	—	129
Net income (loss) available to common shareholders	2,487	116	(1,158)	—	1,445

Capital Expenditures for the year ended March 31, 2017	$867	$692	$29	$—	$1,588
Total Assets as of March 31, 2017	1,430,792	103,621	168,325	(268,787)	1,433,951
Total Assets as of December 31, 2016	1,415,735	122,242	180,340	(299,513)	1,418,804
Goodwill as of March 31, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended March 31, 2018, the Commercial & Retail Banking segment earned $3.6 million compared to $2.5 million in 2017. Net interest income increased by $971 thousand, primarily the result of an increase of $949 thousand in interest and fees on loans, an increase of $349 thousand in interest on taxable investment securities, and an increase $217 thousand in tax exempt loans and securities. These increases in interest income were offset by the following: an increase of $392 thousand in interest on deposits and an increase of $160 thousand in interest on FHLB and other borrowings due to an increase in short-term borrowing rates. Noninterest income increased by $658 thousand which was the result of an increase of $413 thousand in commercial swap fee income, an improvement of $183 thousand in the performance of the interest rate cap, and an increase of $203 thousand in gain on sale of portfolio loans. Noninterest expense increased by $821 thousand, primarily the result of the following: an increase of $912 thousand in salaries and employee benefits expense and an increase of $202 thousand in other operating expenses. These increases were partially offset by a decrease of $376 thousand in data processing and communications expense. In addition, provision expense decreased by $83 thousand due to significantly reduced historical loan loss rates, which more than offset the level of provision needed by the increased loan volume in the first quarter of 2018 versus the same quarter in 2017, and a higher level of charge-offs in the first quarter of 2018 versus 2017.

Mortgage Banking

For the three months ended March 31, 2018, the Mortgage Banking segment earned $150 thousand compared to $116 thousand in 2017. Net interest income increased $131 thousand, which was the result of an increase of $554 thousand in interest and fees on loans, offset by an increase of $423 thousand in interest on FHLB and other borrowings due to an increase in short-term borrowing rates. Noninterest income decreased by $616 thousand, primarily the result of a decrease of $3.0 million in mortgage fee income, partially offset by an increase of $2.3 million in the gain on derivative. The increase in gain on derivatives was largely the result of a 67.6% increase in the locked mortgage pipeline for the three months ended March 31, 2018 compared to a 12.8% increase in the locked mortgage pipeline for the three months ended March 31, 2017. Noninterest expense decreased by $515 thousand, which was the result of a decrease of $539 thousand in salaries and employee benefits expense. The decrease in salaries and employee benefits expense was primarily the result of lower commissions paid due to a 13.2% decrease in mortgage closed loan volume and a decrease of $125 thousand in the earn out paid to management of the mortgage company related to the 2012 acquisition.

Financial Holding Company

For the three months ended March 31, 2018, the Financial Holding Company segment lost $1.1 million compared to a loss of $1.0 million in 2017. Interest expense increased $7 thousand, noninterest income increased $343 thousand, and noninterest expense increased $222 thousand. In addition, the income tax benefit decreased $202 thousand. The increase in noninterest income was primarily the result of a $186 thousand gain on sale of securities, a $52 thousand holding gain on equity securities, and a $105 thousand increase in intercompany services income related to Regulation W. The increase in noninterest expense was primarily the result of a $138 thousand increase in salaries and employee benefits expense and an increase of $131 thousand in travel, entertainment, dues, and subscriptions.

Note 10 – Pension and Supplemental Executive Retirement Plans

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of March 31, 2018 and 2017 is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Service cost	$—	$—
Interest cost	88	90
Expected Return on Plan Assets	(93)	(86)
Amortization of Net Actuarial Loss	77	60
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$72	$64
Contributions Paid	$79	$58

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $95 thousand and $1 thousand as of March 31, 2018 and December 31, 2017, respectively. Service cost was $94 thousand for the three months ended March 31, 2018.

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) three months ended March 31, 2018 and 2017:

(Dollars in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$326	$183	Gain on sale of securities
	326	183	Total before tax
	(88)	(73)	Income tax expense
	238	110	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(77)	(60)	Salaries and benefits
	(77)	(60)	Total before tax
	31	24	Income tax expense
	(46)	(36)	Net of tax

Total reclassifications	$192	$74

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at December 31, 2017	$(5)	$(2,983)	$(2,988)
Other comprehensive loss before reclassification	(3,247)	(46)	(3,293)
Amounts reclassified from AOCI	(238)	46	(192)
Net current period OCI	(3,485)	—	(3,485)
Stranded AOCI	—	(646)	(646)
Mark to Market on equity positions held at December 31, 2017	(98)	—	(98)
Balance at March 31, 2018	$(3,588)	$(3,629)	$(7,217)

Balance at December 31, 2016	$(1,598)	$(2,679)	$(4,277)
Other comprehensive loss before reclassification	269	62	331
Amounts reclassified from AOCI	(110)	36	(74)
Net current period OCI	159	98	257
Balance at March 31, 2017	$(1,439)	$(2,581)	$(4,020)

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at March 31, 2018 and December 31, 2017 and the results of our operations for the three months ended March 31, 2018 and 2017. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2017.

Forward-looking Statements:

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively “we,” “our,” or “us), including the Bank; and

•
statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” "outlook," or similar expressions.

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

•
changes in financial market conditions, either internationally, nationally, or locally in areas in which the Company, the Bank, and MVB Mortgage conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•
fluctuations in markets for equity, fixed-income, commercial paper, and other securities, including availability, market liquidity levels, and pricing; changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

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

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels; and

•	other risks and uncertainties detailed in Part I, Item 1A, Risk Factors in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2017

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

Summary of Results of Operations

As of March 31, 2018 and 2017 and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017

Earnings and Per Share Data:
Net income	$2,594	$1,574
Net income available to common shareholders	$2,473	$1,445
Earnings per share - basic	$0.24	$0.14
Earnings per share - diluted	$0.23	$0.14
Cash dividends paid per common share	$0.025	$0.025
Book value per common share	$13.53	$13.09
Weighted average shares outstanding - basic	10,474,138	9,996,544
Weighted average shares outstanding - diluted	12,714,353	10,009,341

Performance Ratios:
Return on average assets [1]	0.68%	0.45%
Return on average equity [1]	6.94%	4.56%
Net interest margin [2]	3.29%	3.19%
Efficiency ratio [3]	81.64%	85.30%
Overhead ratio 1 4	4.40%	4.65%

Asset Quality Data and Ratios:
Charge-offs	$356	$290
Recoveries	$71	$43
Net loan charge-offs to total loans [1] [5]	0.10%	0.09%
Allowance for loan losses	$10,067	$9,372
Allowance for loan losses to total loans [6]	0.87%	0.87%
Nonperforming loans	$9,102	$6,575
Nonperforming loans to total loans	0.79%	0.61%

Capital Ratios:
Equity to assets	9.51%	9.67%
Leverage ratio	9.50%	9.24%
Common equity Tier 1 capital ratio	10.60%	10.15%
Tier 1 risk-based capital ratio	11.57%	11.19%
Total risk-based capital ratio	14.80%	14.63%
1 annualized for the quarterly periods presented
2 net interest income as a percentage of average interest earning assets
3 noninterest expense as a percentage of net interest income and noninterest income
4 noninterest expense as a percentage of average assets
5 charge-offs less recoveries
6 excludes loans held for sale

Introduction

Corporate Overview

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank”). MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, LLC (“MVB Insurance”), and MVB Community Development Corporation (“CDC”).

MVB Bank was chartered in 1997 and commenced operations in 1999.

In 2012, MVB Bank acquired Potomac Mortgage Group, Inc. (“PMG” which began doing business under the registered trade name “MVB Mortgage”), a mortgage company in the northern Virginia area, and fifty percent (50%) interest in a mortgage services company, Lender Service Provider, LLC (“LSP”). In 2013, this fifty percent interest (50%) in LSP was reduced to a twenty-five percent (25%) interest. In 2017, a forfeiture of a partial interest occurred, which increased the interest owned to thirty-three percent (33%). At this time, LSP began doing business as Lenderworks.

MVB Community Development Corporation was formed in 2017 to house significant CRA investments that the Bank participates in to better the communities it serves.

Business Overview

The Company’s primary business activities, through its subsidiaries, are primarily community banking and mortgage banking. The Bank offers its customers a full range of products and services including:

•	Various demand deposit accounts, savings accounts, money market accounts, and certificates of deposit;

•	Commercial, consumer, and real estate mortgage loans and lines of credit;

•	Debit cards;

•	Cashier's checks;

•	Safe deposit rental facilities; and

•	Non-deposit investment services.

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

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2017 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

At March 31, 2018, the Company had 393 full-time equivalent employees.

The Company’s principal office is located at 301 Virginia Avenue, Fairmont, West Virginia 26554, and its telephone number is (304) 363-4800. The Company’s Internet web site is www.mvbbanking.com.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the Company are presented in Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2017 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2017 Annual Report on Form 10-K, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the "Allowance for Loan Losses" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Results of Operations

Overview of the Statements of Income

For the three months ended March 31, 2018, the Company earned $2.6 million compared to $1.6 million in the first quarter of 2017. Net interest income increased by $1.2 million, noninterest income increased by $215 thousand, and noninterest expenses increased by $422 thousand. The increase in net interest income was driven by an increase of $2.0 million in interest income. The increase in interest income was partially offset by an increase of $827 thousand in interest expense. The increase in interest income was due to average loan growth of $35.3 million, with the yield on loans and loans held for sale increasing by 36 basis points, primarily due to an increase in commercial loan yield of 36 basis points and a 33 basis point increase in yield on investment securities. The $90.7 million increase in average interest-bearing liabilities generated the increase in interest expense of $827 thousand; $426 thousand of the increase was related to an increase in interest rates on FHLB and other borrowings, which increased the cost of funds on FHLB and other borrowings by 69 basis points.

The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $474 thousand and $518 thousand were made for the quarters ended March 31, 2018 and 2017, respectively. The slight decrease in loan loss provision is most attributable to significantly reduced historical loan loss rates, which more than offset the level of provision needed by the increased loan volume in the first quarter 2018 versus the same quarter in 2017, and a higher level of charge-offs in the first quarter of 2018 versus 2017. The reduction in historical loss rates is the result of the rolling quarter loss rate calculation, which no longer includes certain quarters of 2015 which reported some of the Bank's most significant commercial loan losses. The historical loan loss rates have also decreased in the first quarter of 2018 as a result of the inclusion of the Bank’s actual loss rates for its Northern Virginia commercial loan portfolio, rather than using only peer loss rates in the historical loan loss rate calculations. Peer loss rates have been used exclusively until such time as the Northern Virginia commercial loan portfolio had accumulated at least twelve quarters of loss history. Meanwhile, the total loan portfolio increased by $51.2 million in the first quarter of 2018, while increasing by $23.9 million for the same time period in 2017. The Company charged off $356 thousand in loans during the first quarter of 2018 versus $290 thousand for the same time period in 2017.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and certificates of deposits in other banks. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements, subordinated debt, and Federal Home Loan Bank ("FHLB") and other borrowings. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. The net interest margin continues to face considerable pressure due to rising interest rates and competitive pricing of loans and deposits in the Bank’s markets. In March 2018, the Federal Reserve raised its key interest rate from a range of 1.25% to 1.50% to a range of 1.50% to 1.75%.

For the three months ended March 31, 2018 versus 2017, the Company was able to grow average investment securities by $64.8 million to $230.0 million and average loans and loans held for sale balances by $35.3 million to $1.2 billion. In addition, the average balance on interest-bearing deposits in banks increased by $1.1 million to $3.9 million. Average interest-bearing liabilities increased by $90.7 million, primarily the result of a $56.2 million increase in average FHLB and other borrowing balances. An increase in the Company’s average non-interest-bearing balances of $16.4 million helped to sustain a 15 basis point favorable spread on net interest margin.

The net interest margin for the three months ended March 31, 2018 and 2017 was 3.29% and 3.19% respectively. The 10 basis point increase in the net interest margin for the quarter ended March 31, 2018 was the result of a 28 basis point increase in yield on average earning assets, primarily the result of a 36 basis point increase in yield on loans and loans held for sale. More specifically, the increase was due to an increase of 36 basis points in commercial loan yield and a 33 basis point increase in yield on investment securities. Cost of interest-bearing liabilities for the three months ended March 31, 2018 versus 2017 increased by 20 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 69-basis point increase in FHLB and other borrowings and a 13 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 21 basis point increase in certificates of deposit, a 21 basis point increase in IRAs, an 19 basis point increase in NOW and offset by a 4 basis point decrease in money market checking.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$3,883	$18	1.83%	$2,734	$10	1.48%
CDs with other banks	14,778	72	1.97	14,527	69	1.93
Investment securities:
Taxable	154,430	895	2.35	108,862	546	2.03
Tax-exempt	75,556	655	3.51	56,280	430	3.10
Loans and loans held for sale: [1]
Commercial	775,764	8,943	4.68	746,364	7,943	4.32
Tax exempt	14,464	123	3.46	15,329	131	3.47
Real estate	360,744	4,190	4.71	352,144	3,764	4.33
Consumer	12,517	158	5.11	14,370	175	4.94
Total loans	1,163,489	13,414	4.68	1,128,207	12,013	4.32
Total earning assets	1,412,136	15,054	4.32	1,310,610	13,068	4.04
Less: Allowance for loan losses	(9,987)			(9,427)
Cash and due from banks	15,966			15,246
Other assets	102,645			86,215
Total assets	$1,520,760			$1,402,644

Liabilities
Deposits:
NOW	$443,784	$762	0.70	$415,627	$525	0.51
Money market checking	241,472	443	0.74	236,845	458	0.78
Savings	46,544	20	0.17	48,092	19	0.16
IRAs	17,691	62	1.43	16,573	50	1.22
CDs	269,286	1,011	1.52	264,626	854	1.31
Repurchase agreements and federal funds sold	20,605	19	0.37	23,113	17	0.30
FHLB and other borrowings	160,205	714	1.81	103,990	288	1.12
Subordinated debt	33,524	558	6.75	33,524	551	6.67
Total interest-bearing liabilities	1,233,111	3,589	1.18	1,142,390	2,762	0.98
Noninterest bearing demand deposits	129,385			113,021
Other liabilities	8,673			9,226
Total liabilities	1,371,169			1,264,637

Stockholders’ equity
Preferred stock	7,834			8,212
Common stock	10,525			10,048
Paid-in capital	99,110			93,476
Treasury stock	(1,084)			(1,084)
Retained earnings	38,004			31,651
Accumulated other comprehensive income	(4,798)			(4,296)
Total stockholders’ equity	149,591			138,007
Total liabilities and stockholders’ equity	$1,520,760			$1,402,644

Net interest spread			3.14			3.06
Net interest income-margin		$11,465	3.29%		$10,306	3.19%
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

For the three months ended March 31, 2018, noninterest income totaled $9.0 million compared to $8.8 million for the same time period in 2017. The $215 thousand increase in noninterest income was primarily the result of an increase in gain on derivatives of $2.5 million and an increase in commercial swap fee income of $413 thousand, offset by a decrease of $3.1 million in mortgage fee income. The increase in gain on derivatives was largely the result of a 67.6% increase in the locked mortgage pipeline for the three months ended March 31, 2018 compared to a 12.8% increase in the locked mortgage pipeline for the three months ended March 31, 2017. The increase of $413 thousand in commercial swap fee income was the result of an increase in swap volume from $0 for the first quarter of 2017 to $29.0 million in the first quarter of 2018. The loan swaps are agreements where MVB receives a floating, 1-month LIBOR plus spread and pays a fixed rate to a counterparty. This was offset by the decrease in mortgage production volume, which decreased by $44.0 million or 13.2% in the first quarter of 2018 compared to the first quarter of 2017. In addition, loans held for sale decreased from $66.8 million at March 31, 2017 to $51.3 million at March 31, 2018.

Noninterest Expense

The Company had 393 full-time equivalent personnel at March 31, 2018, as noted, compared to 376 full-time equivalent personnel as of March 31, 2017. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 81.64% for the first quarter of 2018 compared to 85.30% for the first quarter of 2017. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended March 31, 2018, noninterest expense totaled $16.7 million compared to $16.3 million for the same time period in 2017. The $422 thousand increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased $511 thousand. This increase was largely driven by the addition of lenders, a treasury team, and the opening of two new branches in 2017.

Occupancy and equipment expense increased $150 thousand. This increase was mainly the result of increased utilities, real estate taxes, furniture rental expense, fixtures and equipment expense, and depreciation expense, primarily driven by the branch expansion and additional personnel.

Travel, entertainment, dues, and subscriptions expense increased $147 thousand. This increase was mainly driven by increased meals and entertainment expense, publications and subscriptions expense, and travel expenses.

Data processing and communication expense decreased $378 thousand. This decrease was largely driven by decreased data processing fees in 2018 compared to data processing fees in 2017, which were increased due to the core system conversion that the Bank implemented during 2017 and the exclusion of debit and credit card processing costs for the three month period ended March 31, 2018 . Beginning in 2018 and in connection with the adoption of ASU 2014-09, debit and credit card processing costs are being reported net of the related revenue in noninterest income. See Note 1 "Summary of Significant Policies" of the Notes to the Consolidated Financial Statements for further information. Previously, such debit and credit card processing costs were reported as a component of data processing and communications expense.

Return on Average Assets (Annualized)

The Company’s return on average assets was 0.68% for the first quarter of 2018, compared to 0.45% for the first quarter of 2017. The increased return for the first quarter of 2018 is a direct result of a $1.0 million increase in earnings, while average total assets increased by $118.1 million, primarily the result of a $35.3 million increase in average total loans and loans held for sale and a $64.8 million increase in average investment securities.

Return on Average Equity (Annualized)

The Company’s return on average stockholders’ equity was 6.94% for the first quarter of 2018, compared to 4.56% for the first quarter of 2017. The increased return for the first quarter of 2018 is a direct result of a $1.0 million increase in earnings, while average stockholders' equity increased by $11.6 million. The increase in average stockholders' equity was primarily due to a $5.6 million increase in paid-in capital and a $6.4 million increase in retained earnings.

Overview of the Statement of Condition

The greatest balance changes since December 31, 2017 were as follows: total assets increased by $47.2 million, to $1.6 billion, loans increased $51.2 million to $1.2 billion investment securities increased $2.0 million to $233.5 million, deposits decreased $5.7 million to $1.2 billion, borrowings increased $55.2 million to $207.4 million, and stockholders' equity increased by $229 thousand, to $150.4 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $23.6 million at March 31, 2018, compared to $20.3 million at December 31, 2017.

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

Investment Securities

Investment securities totaled $233.5 million at March 31, 2018, compared to $231.5 million at December 31, 2017. As of March 31, 2018, the investment portfolio is comprised of the following mix of securities:

•	34.3% – Municipal securities

•	34.6% – U.S. Agency securities

•	24.1% – U.S. Sponsored Mortgage-backed securities

•	4.0% – Equity securities

•	3.0% – Other securities

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

Loans

The Company’s loan portfolio totaled $1.2 billion as of March 31, 2018 and $1.1 billion as of December 31, 2017. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At March 31, 2018 and December 31, 2017, $824.6 million, or 71.3% and $783.9 million, or 70.9%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $10.1 million or 0.87% of total loans at March 31, 2018 compared to $9.9 million or 0.89% of total loans at December 31, 2017. The nominal decrease in this ratio was the direct result of the net effect of loan loss provision, charge-offs, and recoveries; in conjunction with growth in outstanding loan balances in the commercial loan and residential real estate loan portfolios, since December 31, 2017. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.2 billion at March 31, 2018.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At March 31, 2018, noninterest-bearing balances totaled $142.8 million compared to $126.0 million at December 31, 2017. The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest-bearing sources of the Bank and its subsidiaries.

Interest-bearing deposits totaled $1.0 billion at March 31, 2018 compared to $1.0 billion at December 31, 2017.

Average interest-bearing deposits totaled $1.0 billion during the first quarter of 2018 compared to $981.8 million during the first quarter of 2017, an increase of $37.0 million. Average noninterest bearing deposits totaled $129.4 million during the first quarter of 2018 compared to $113.0 million during the first quarter of 2017. Management will continue to emphasize deposit gathering in 2018 by offering outstanding customer service and competitively priced products. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB borrowings to fund its operations and investments. At March 31, 2018, repurchase agreements totaled $20.7 million compared to $22.4 million at December 31, 2017. In addition to the aforementioned funds alternatives, the Bank has access to more than $139.7 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the three months ended March 31, 2018, cash provided by financing activities totaled $48.7 million, while outflows from investing activity totaled $60.6 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 4.1% and 4.6% in March 2018 and 2017, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	February 2018	February 2017
Berkeley County, WV	4.9%	3.9%
Harrison County, WV	5.7%	5.9%
Jefferson County, WV	4.0%	3.4%
Marion County, WV	6.5%	5.8%
Monongalia County, WV	4.5%	4.1%
Kanawha County, WV	6.0%	5.4%
Fairfax County, VA	2.6%	3.1%
Loudoun County, VA	2.6%	3.1%

Capital/Stockholders' Equity

For the three months ended March 31, 2018, stockholders’ equity increased approximately $229 thousand to $150.4 million. This increase consists of net income for the quarter of $2.6 million and common stock options exercised totaling $1.3 million, offset by a $3.5 million other comprehensive loss and dividends paid totaling $384 thousand. As stockholders’ equity increased, the equity to assets ratio decreased 0.16% to 9.51% due to the increase in total assets during the first quarter of 2018. The Company paid dividends to common shareholders of $263 thousand in the first quarter of 2018 and $250 thousand in the first quarter of 2017 and earned $2.6 million in the first quarter of 2018 versus $1.6 million in the first quarter of 2017, resulting in the dividend payout ratio decreasing from 14.68% in the first quarter of 2017 to 9.70% in the first quarter of 2018.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At March 31, 2018, accumulated other comprehensive loss totaled $7.2 million, an increase in the loss of $4.2 million from December 31, 2017. Total securities available-for-sale in an unrealized loss position increased by $3.6 million to $6.1 million at March 31, 2018. The Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

Treasury stock totaled 51,077 shares.

The primary source of funds for dividends to be paid by the Company are dividends received by the Company from the Bank. Dividends paid by the Bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year's retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years.

Capital Requirements

The Company’s total risk-based capital ratio decreased from 14.87% at December 31, 2017 to 14.80% at March 31, 2018. The decrease in this ratio was largely due to a   decrease in total risk-based capital, primarily the result of the redemption of the preferred stock issued to the United States Department of Treasury in connection with the Company's participation in the SBLF, as discussed in Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of the Quarterly Report on Form 10-Q.

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

The Capital Rules also include a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

Prompt Corrective Action

The FDIA requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio, and the leverage ratio.

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements

included in Item 8, Financial Statements and Supplementary Data, of the Company's December 31, 2017 Annual Report on Form 10-K.

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

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the Marion, Harrison, Monongalia, Kanawha, Jefferson, and Berkeley County areas of West Virginia as well as the Northern Virginia area and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on March 31, 2018 and December 31, 2017, respectively. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2017. For information regarding the Company’s market risk, refer to the company’s December 31, 2017, Form 10-K filed with the SEC.

Effects of Inflation and Changing Prices

Substantially all of the Company’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore, as prices increase, financial institutions experience a decline in the purchasing power of their net assets.

Future Outlook

The Company’s net income increased in the first quarter of 2018 compared to the first quarter of 2017 mainly due to an increase in interest income due to a $51.2 million increase in loans, an increase in gain on derivatives due to a 67.6% increase in the locked mortgage pipeline for the three months ended March 31, 2018 compared to a 12.8% increase in the locked mortgage pipeline for the three months ended March 31, 2017, an increase in commercial swap fee income, and decreased income taxes as a result of the Tax Reform Act that was signed into law in late 2017. The Company has invested in the infrastructure to support anticipated future growth in each key area, including personnel, technology, and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will continue to focus on the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of outstanding customer service coupled with the highest quality products and technology.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2017. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2017, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in a decrease in net interest income by 1.6%. An immediate 200-basis point increase in interest rates would result in a decrease in net interest income by 3.2%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 0.3%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

The Company has counter-party risk which may arise from the possible inability of third-party investors to meet the terms of their forward sales contracts. The Company works with third-party investors that are generally well-capitalized, are investment grade, and exhibit strong financial performance to mitigate this risk. The Company does not expect any third-party investor to fail to meet its obligation. The Company monitors the financial condition of these third parties on an annual basis and the Company does not expect these third parties to fail to meet their obligations.

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2018, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are described in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2017. There have been no material changes in our risk factors from those disclosed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

MVB Financial Corp.

Date:	May 7, 2018	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	May 7, 2018	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)