Form 10-Q
period 2018-06-30
MVB FINANCIAL CORP
filed 2018-07-30
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 29, 2018, the Registrant had 11,337,625 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$20,316	$16,345
Interest bearing balances with banks	3,634	3,960
Total cash and cash equivalents	23,950	20,305
Certificates of deposit with other banks	14,778	14,778
Investment Securities:
Securities available-for-sale	222,085	231,507
Equity securities	6,969	—
Loans held for sale	98,799	66,794
Loans:	1,215,072	1,105,941
Less: Allowance for loan losses	(10,651)	(9,878)
Net Loans	1,204,421	1,096,063
Premises and equipment	26,418	26,686
Bank owned life insurance	33,104	32,666
Accrued interest receivable and other assets	36,415	27,023
Goodwill	18,480	18,480
TOTAL ASSETS	$1,685,419	$1,534,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$163,986	$125,963
Interest bearing	1,031,882	1,033,617
Total deposits	1,195,868	1,159,580

Accrued interest payable and other liabilities	15,890	16,434
Repurchase agreements	20,240	22,403
FHLB and other borrowings	266,830	152,169
Subordinated debt	20,796	33,524
Total liabilities	1,519,624	1,384,110

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 issued in 2018 and 2017, respectively (See Footnote 7)	7,834	7,834
Common stock, par value $1; 20,000,000 shares authorized; 11,388,702 shares issued and 11,337,625 shares outstanding in 2018 and 10,495,704 shares issued and 10,444,627 shares outstanding in 2017	11,389	10,496
Additional paid-in capital	112,321	98,698
Retained earnings	42,636	37,236
Accumulated other comprehensive loss	(7,301)	(2,988)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	165,795	150,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,685,419	$1,534,302

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$28,413	$24,420	$15,122	$12,538
Interest on deposits with other banks	181	161	91	82
Interest on investment securities - taxable	1,786	1,191	891	645
Interest on tax exempt loans and securities	1,618	1,110	840	549
Total interest income	31,998	26,882	16,944	13,814

INTEREST EXPENSE
Interest on deposits	4,828	3,869	2,530	1,963
Interest on repurchase agreements	39	36	20	19
Interest on FHLB and other borrowings	1,911	668	1,197	380
Interest on subordinated debt	1,100	1,109	542	558
Total interest expense	7,878	5,682	4,289	2,920

NET INTEREST INCOME	24,120	21,200	12,655	10,894
Provision for loan losses	1,079	1,041	605	523
Net interest income after provision for loan losses	23,041	20,159	12,050	10,371

NONINTEREST INCOME
Service charges on deposit accounts	466	352	281	165
Income on bank owned life insurance	438	302	220	155
Interchange and debit card transaction fees	292	613	142	318
Mortgage fee income	15,626	18,586	9,063	8,952
Gain on sale of portfolio loans	212	212	—	203
Insurance and investment services income	341	248	177	124
Gain on sale of securities, net	326	350	—	167
Gain (loss) on derivatives, net	1,237	(910)	653	1,037
Commercial swap fee income	413	270	—	270
Other operating income	483	368	259	176
Total noninterest income	19,834	20,391	10,795	11,567

NONINTEREST EXPENSES
Salary and employee benefits	22,967	21,760	12,494	11,798
Occupancy expense	2,129	2,041	1,080	1,047
Equipment depreciation and maintenance	1,605	1,431	821	742
Data processing and communications	1,797	2,694	962	1,480
Mortgage processing	1,884	1,637	992	743
Marketing, contributions, and sponsorships	695	604	348	277
Professional fees	1,533	1,413	788	736
Printing, postage, and supplies	399	463	234	246
Insurance, tax, and assessment expense	846	928	456	467
Travel, entertainment, dues, and subscriptions	1,279	1,059	631	558
Other operating expenses	854	790	443	409
Total noninterest expense	35,988	34,820	19,249	18,503
Income before income taxes	6,887	5,730	3,596	3,435
Income tax expense	1,462	1,896	765	1,175
Net income	$5,425	$3,834	$2,831	$2,260
Preferred dividends	243	251	122	122
Net income available to common shareholders	$5,182	$3,583	$2,709	$2,138

Earnings per share - basic	$0.49	$0.35	$0.25	$0.21
Earnings per share - diluted	$0.47	$0.35	$0.25	$0.20
Cash dividends declared	$0.050	$0.050	$0.025	$0.025
Weighted average shares outstanding - basic	10,554,916	10,171,198	10,634,805	10,343,933
Weighted average shares outstanding - diluted	10,941,671	10,172,254	11,502,148	12,181,433

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Net Income	$5,425	$3,834	$2,831	$2,260

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	(5,336)	2,997	(887)	2,549

Income tax effect	1,441	(1,198)	239	(1,019)

Reclassification adjustment for gain recognized in income	(326)	(350)	—	(167)

Income tax effect	88	140	—	67

Change in defined benefit pension plan	772	(336)	772	(500)

Income tax effect	(208)	134	(208)	200

Total other comprehensive income (loss)	(3,569)	1,387	(84)	1,130

Comprehensive income (loss)	$1,856	$5,221	$2,747	$3,390

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2016	$16,334	$10,048	$93,412	$31,192	$(4,277)	$(1,084)	$145,625

Net Income	—	—	—	3,834	—	—	3,834
Other comprehensive income	—	—	—	—	1,387	—	1,387
Cash dividends paid ($0.05 per share)	—	—	—	(511)	—	—	(511)
Dividends on preferred stock	—	—	—	(251)	—	—	(251)
Common stock issuance, net of issuance costs	—	444	4,487	—	—	—	4,931
Stock based compensation	—	—	327	—	—	—	327
Common stock options exercised	—	2	(10)	—	—	—	(8)
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)

Balance June 30, 2017	$7,834	$10,494	$98,216	$34,264	$(2,890)	$(1,084)	$146,834

Balance December 31, 2017	7,834	10,496	98,698	37,236	(2,988)	(1,084)	150,192

Net Income	$—	$—	$—	$5,425	$—	$—	$5,425
Other comprehensive loss	—	—	—	—	(3,569)	—	(3,569)
Cash dividends paid ($0.05 per share)	—	—	—	(526)	—	—	(526)
Dividends on preferred stock	—	—	—	(243)	—	—	(243)
Stock based compensation	—	—	526	—	—	—	526
Common stock options exercised	—	97	1,200	—	—	—	1,297
Stranded AOCI (See Footnote 2)	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017 (See Footnote 2)	—	—	—	98	(98)	—	—
Common stock issued from subordinated debt conversion, net of costs	—	796	11,897	—	—	—	12,693

Balance June 30, 2018	$7,834	$11,389	$112,321	$42,636	$(7,301)	$(1,084)	$165,795

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$5,425	$3,834
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	694	620
Net amortization of deferred loan costs	(14)	54
Provision for loan losses	1,079	1,041
Depreciation and amortization	1,483	1,292
Stock based compensation	526	327
Loans originated for sale	(619,884)	(702,136)
Proceeds of loans sold	603,505	703,071
Mortgage fee income	(15,626)	(18,586)
Gain on sale of securities	(326)	(716)
Loss on sale of securities	—	366
Gain on sale of portfolio loans	(212)	(212)
Income on bank owned life insurance	(438)	(302)
Deferred taxes	(118)	178
Other, net	(2,859)	(5,008)
Net cash used in operating activities	(26,765)	(16,177)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(15,981)	(51,026)
Maturities/paydowns of investment securities available-for-sale	11,685	7,587
Sales of investment securities available-for-sale	680	33,075
Purchases of premises and equipment	(1,163)	(3,619)
Net increase in loans	(109,209)	(49,749)
Purchases of restricted bank stock	(13,315)	(12,257)
Redemptions of restricted bank stock	8,074	8,932
Proceeds from sale of certificates of deposit with banks	—	1,733
Purchases of certificates of deposit with banks	—	(1,733)
Proceeds from sale of other real estate owned	360	—
Purchase of bank owned life insurance	—	(50)
Net cash used in investing activities	(118,869)	(67,107)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	36,288	(7,409)
Net decrease in repurchase agreements	(2,163)	(2,966)
Net change in short-term FHLB borrowings	76,900	72,357
Principal payments on FHLB borrowings	(12,239)	(576)
Proceeds from new FHLB borrowings	50,000	26,682
Subordinated debt conversion costs	(35)	—
Proceeds from stock offering	—	4,931
Preferred stock redemption	—	(8,500)
Common stock options exercised	1,297	(8)
Cash dividends paid on common stock	(526)	(511)
Cash dividends paid on preferred stock	(243)	(251)
Net cash provided by financing activities	149,279	83,749
Increase in cash and cash equivalents	3,645	465
Cash and cash equivalents at beginning of period	20,305	17,340
Cash and cash equivalents at end of period	$23,950	$17,805
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$720	$709
Cashless stock options exercised	$93	$2
Common stock converted from subordinated debt	$12.728	$—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$7,833	$5,895
Income taxes	$87	$4,977

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

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements included in the Company’s 2017 filing on Form 10-K. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Note 2 – Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which amounted to $646 thousand.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to improve such definition and, as a result, assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The definition of a business impacts many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 was effective for the Company on January 1, 2018 and is to be applied under a prospective approach. The Company expects the adoption of this new guidance to impact the determination of whether future acquisitions are considered business combinations.

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

Note 3 – Investment Securities

There were no held-to-maturity securities at June 30, 2018 or December 31, 2017.

Amortized cost and fair values of investment securities available-for-sale at June 30, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$81,180	$4	$(2,284)	$78,900
U.S. Sponsored Mortgage-backed securities	56,342	—	(2,616)	53,726
Municipal securities	80,970	678	(1,607)	80,041
Total debt securities	218,492	682	(6,507)	212,667
Other securities	9,394	76	(52)	9,418
Total investment securities available-for-sale	$227,886	$758	$(6,559)	$222,085

Amortized cost and fair values of investment securities available-for-sale at December 31, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$81,705	$81	$(841)	$80,945
U.S. Sponsored Mortgage-backed securities	59,387	31	(1,264)	58,154
Municipal securities	74,482	1,733	(373)	75,842
Total debt securities	215,574	1,845	(2,478)	214,941
Equity and other securities	15,940	644	(18)	16,566
Total investment securities available-for-sale	$231,514	$2,489	$(2,496)	$231,507

The following table summarizes amortized cost and fair values of debt securities by maturity:

	June 30, 2018
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$525	$528
After one year, but within five	48,810	47,901
After five years, but within ten	23,140	22,150
After ten years	146,017	142,088
Total	$218,492	$212,667

Investment securities with a carrying value of $69.2 million at June 30, 2018, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2018, the details of which are included in the following table. Although these securities, if sold at June 30, 2018 would result in a pretax loss of $6.6 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2018, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at June 30, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (54)	$59,528	$(1,570)	$16,626	$(714)
U.S. Sponsored Mortgage-backed securities (42)	17,490	(555)	36,236	(2,061)
Municipal securities (86)	27,811	(703)	17,588	(904)
Other securities (3)	$2,493	$(52)	$—	$—
	$107,322	$(2,880)	$70,450	$(3,679)

The following table discloses investments in an unrealized loss position at December 31, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (45)	$61,834	$(659)	$7,709	$(182)
U.S. Sponsored Mortgage-backed securities (39)	16,825	(159)	37,427	(1,105)
Municipal securities (47)	8,826	(48)	16,781	(325)
Equity and other securities (2)	1,034	(18)	—	—
	$88,519	$(884)	$61,917	$(1,612)

For the three-month periods ended June 30, 2018 and 2017, the Company sold investments available-for-sale of $0 and $10.1 million, respectively. These sales resulted in gross gains of $0 and $167 thousand and gross losses of $0 and $0, respectively.

For the six-month periods ended June 30, 2018 and 2017, the Company sold investments available-for-sale of $680 thousand and $33.1 million, respectively. These sales resulted in gross gains of $326 thousand and $716 thousand and gross losses of $0 and $366 thousand, respectively.

For the three and six months ended June 30, 2018, the Company recognized an unrealized loss of $11 thousand and $40 thousand, respectively, on equity securities held as of June 30, 2018, which was recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheet at June 30, 2018 and December 31, 2017, were as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial and Non-Residential Real Estate	$884,067	$783,909
Residential Real Estate	260,842	246,214
Home Equity	58,399	62,400
Consumer	11,380	12,783
Total Loans	$1,214,688	$1,105,306
Deferred loan origination fees and costs, net	384	635
Loans receivable	$1,215,072	$1,105,941

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank's methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans were $1.9 million and $1.3 million, while the related reserves were $201 thousand and $169 thousand as of June 30, 2018 and December 31, 2017.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2018 and December 31, 2017, the liability for unfunded commitments related to loans held for investment was $284 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(324)	(11)	—	(50)	(385)
Recoveries	10	9	56	4	79
Provision (recovery)	1,174	55	(159)	9	1,079
ALL balance at June 30, 2018	$8,664	$1,172	$602	$213	$10,651
Individually evaluated for impairment	$1,049	$—	$—	$—	$1,049
Collectively evaluated for impairment	$7,615	$1,172	$602	$213	$9,602

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at March 31, 2018	$7,998	$1,177	$693	$199	$10,067
Charge-offs	—	—	—	(29)	(29)
Recoveries	8	—	—	—	8
Provision (recovery)	658	(5)	(91)	43	605
ALL balance at June 30, 2018	$8,664	$1,172	$602	$213	$10,651

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,072	$3,096	$39	$39	$15,246
Collectively evaluated for impairment	871,995	257,746	58,360	11,341	1,199,442
Total Loans	$884,067	$260,842	$58,399	$11,380	$1,214,688

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(263)	(141)	(33)	(16)	(453)
Recoveries	21	34	2	2	59
Provision	784	109	80	68	1,041
ALL balance at June 30, 2017	$7,723	$992	$777	$256	$9,748
Individually evaluated for impairment	$265	$14	$36	$71	$386
Collectively evaluated for impairment	$7,458	$978	$741	$185	$9,362

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at March 31, 2017	$7,285	$1,085	$790	$212	$9,372
Charge-offs	(150)	—	—	(13)	(163)
Recoveries	12	2	1	1	16
Provision (recovery)	576	(95)	(14)	56	523
ALL balance at June 30, 2017	$7,723	$992	$777	$256	$9,748

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$9,369	$1,051	$643	$267	$11,330
Collectively evaluated for impairment	772,901	241,121	63,679	13,347	1,091,048
Total Loans	$782,270	$242,172	$64,322	$13,614	$1,102,378

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2018 and December 31, 2017:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2018
Commercial
Commercial Business	$3,486	$145	$681	$4,167	$4,192
Commercial Real Estate	5,138	905	1,610	6,748	7,560
Acquisition & Development	—	—	1,157	1,157	3,437
Total Commercial	8,624	1,050	3,448	12,072	15,189
Residential	—	—	3,096	3,096	3,144
Home Equity	—	—	39	39	39
Consumer	—	—	39	39	40
Total Impaired Loans	$8,624	$1,050	$6,622	$15,246	$18,412

December 31, 2017
Commercial
Commercial Business	$3,283	$22	$979	$4,262	$4,275
Commercial Real Estate	4,603	1,150	2,814	7,417	7,921
Acquisition & Development	—	—	2,117	2,117	4,090
Total Commercial	7,886	1,172	5,910	13,796	16,286
Residential	—	—	1,569	1,569	1,601
Home Equity	—	—	13	13	13
Consumer	69	16	109	178	475
Total Impaired Loans	$7,955	$1,188	$7,601	$15,556	$18,375

Impaired loans have decreased by $310 thousand, or 2%, during 2018. This change is the net effect of multiple factors, including the identification of $2.0 million of impaired loans, principal curtailments of $796 thousand, partial charge-offs of $362 thousand, the foreclosure of a commercial development loan which required the reclassification of $720 thousand to other real estate owned, the classification of $293 thousand to performing loans based on improved repayment performance, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Six Months Ended June 30, 2018			Three Months Ended June 30, 2018
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,329	$76	$51	$4,132	$38	$51
Commercial Real Estate	7,173	48	22	6,915	24	22
Acquisition & Development	1,520	—	—	1,203	—	—
Total Commercial	13,022	124	73	12,250	62	73
Residential	1,973	10	3	2,200	5	3
Home Equity	79	—	—	93	—	—
Consumer	93	—	—	53	—	—
Total	$15,167	$134	$76	$14,596	$67	$76

	Six Months Ended June 30, 2017			Three Months Ended June 30, 2017
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,358	$78	$59	$3,368	$34	$46
Commercial Real Estate	2,718	50	50	2,632	50	24
Acquisition & Development	3,673	4	6	3,571	4	3
Total Commercial	9,749	132	115	9,571	88	73
Residential	1,336	4	24	1,256	4	7
Home Equity	649	1	1	644	1	—
Consumer	163	—	—	184	—	—
Total	$11,897	$137	$140	$11,655	$93	$80

As of June 30, 2018, the Bank's other real estate owned balance totaled $1.8 million. The Bank held eight foreclosed residential real estate properties representing $775 thousand, or 43%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included three properties for a total of $395 thousand, while the other also included three properties for a total of $178 thousand. The two remaining residential real estate properties, totaling $182 thousand, were result of the foreclosure of two unrelated borrowers. The remaining $1.0 million, or 57%, of other real estate owned is the result of the foreclosure of three unrelated commercial development loans. There are four additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $407 thousand as of June 30, 2018. These loans are included in the table above and have $0 in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Commercial
Commercial Business	$413,053	$5,561	$4,313	$—	$422,927
Commercial Real Estate	323,450	14,515	2,373	4,224	344,562
Acquisition & Development	112,594	987	2,140	857	116,578
Total Commercial	849,097	21,063	8,826	5,081	884,067
Residential	256,375	2,617	1,729	121	260,842
Home Equity	57,564	796	39	—	58,399
Consumer	11,188	178	14	—	11,380
Total Loans	$1,174,224	$24,654	$10,608	$5,202	$1,214,688

December 31, 2017
Commercial
Commercial Business	$371,041	$4,816	$4,506	$—	$380,363
Commercial Real Estate	271,751	22,995	5,961	1,149	301,856
Acquisition & Development	96,712	931	2,230	1,817	101,690
Total Commercial	739,504	28,742	12,697	2,966	783,909
Residential	242,823	3,036	223	132	246,214
Home Equity	61,037	1,311	52	—	62,400
Consumer	12,453	174	25	131	12,783
Total Loans	$1,055,817	$33,263	$12,997	$3,229	$1,105,306

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

Management is currently monitoring the payment performance of a $3.2 million commercial loan that has been paying slowly in recent months. This loan is classified as a troubled debt restructured loan based on multiple interest only periods being provided in the past. As of June 30, 2018, this loan is matured and as such is reported as past due, despite accrued interest being paid, while the renewal terms are being negotiated. The borrower has continued to work through ongoing litigation, resolution of which is expected in the near future.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
June 30, 2018
Commercial
Commercial Business	$419,486	$39	$3,304	$98	$3,441	$422,927	$899	$—
Commercial Real Estate	339,818	28	141	4,575	4,744	344,562	4,638	—
Acquisition & Development	115,421	—	—	1,157	1,157	116,578	1,157	—
Total Commercial	874,725	67	3,445	5,830	9,342	884,067	6,694	—
Residential	258,847	25	247	1,723	1,995	260,842	2,696	—
Home Equity	58,140	145	114	—	259	58,399	—	—
Consumer	11,048	313	1	18	332	11,380	29	—
Total Loans	$1,202,760	$550	$3,807	$7,571	$11,928	$1,214,688	$9,419	$—

December 31, 2017
Commercial
Commercial Business	$377,901	$512	$1,368	$582	$2,462	$380,363	$1,027	$—
Commercial Real Estate	300,282	45	1,149	380	1,574	301,856	5,206	—
Acquisition & Development	99,573	—	874	1,243	2,117	101,690	2,117	—
Total Commercial	777,756	557	3,391	2,205	6,153	783,909	8,350	—
Residential	243,177	1,879	707	451	3,037	246,214	1,157	—
Home Equity	61,907	240	240	13	493	62,400	13	—
Consumer	12,634	11	—	138	149	12,783	179	—
Total Loans	$1,095,474	$2,687	$4,338	$2,807	$9,832	$1,105,306	$9,699	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At June 30, 2018 and December 31, 2017, the Bank had specific reserve allocations for TDR’s of $454 thousand and $439 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $6.4 million and $6.4 million as of June 30, 2018 and December 31, 2017, respectively. Of these totals, $5.8 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 38% and 38%, respectively of total impaired loans. Meanwhile, $432 thousand represents two loans to one borrower that have defaulted under the restructured terms. Both loans are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of June 30, 2018 and December 31, 2017. There were no previously restructured loans that defaulted during the three months ended June 30, 2018.

A commercial loan in the amount of $144 thousand was classified as a TDR in the second quarter of 2018. There were two additional loans to one borrower, a home equity line of credit and a consumer loan, totaling $49 thousand, that were classified as TDR's in the second quarter of 2018. These three loans, totaling $193 thousand, represent the only new TDR's for the three months ended June 30, 2018. There were no new TDR's for the three and six months ended June 30, 2017.

	New TDR's [1]
	Six Months Ended June 30, 2018			Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$272	$272	1	$144	$144
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	2	272	272	1	144	144
Residential	—	—	—	—	—	—
Home Equity	1	39	39	1	39	39
Consumer	1	10	10	1	10	10
Total	4	$321	$321	3	$193	$193

1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Note 5 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $264.3 million at June 30, 2018, compared to $149.6 million at December 31, 2017.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Balance at end of period	$264,297	$149,596
Average balance during the period	227,615	100,969
Maximum month-end balance	264,297	220,097
Weighted-average rate during the year	1.90%	1.16%
Weighted-average rate at end of period	2.10%	1.61%

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase “repurchase agreements” with customers representing funds deposited by customers, on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with customers are included in borrowings section on the consolidated balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company's repurchase agreements reflected in liabilities consist of customer accounts and securities which are pledged on an individual security basis.

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

All of the Company’s repurchase agreements were overnight agreements at June 30, 2018 and December 31, 2017. These borrowings were collateralized with investment securities with a carrying value of $20.8 million and $23.1 million at June 30, 2018 and December 31, 2017, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $20.2 million at June 30, 2018, compared to $22.4 million in December 31, 2017.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Balance at end of period	$20,240	$22,403
Average balance during the period	20,118	25,160
Maximum month-end balance	20,676	25,972
Weighted-average rate during the year	0.38%	0.30%
Weighted-average rate at end of period	0.39%	0.34%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,770	$1,798
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	763	775
	$2,533	$2,573

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Balance at end of period	$20,796	$33,524
Average balance during the period	32,015	33,524
Maximum month-end balance	33,524	33,524
Weighted-average rate during the year	6.77%	6.69%
Weighted-average rate at end of period	6.73%	6.70%

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

The Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed on any interest payment date after a date five years from the original issue date. In June 2018, subordinated debt in the amount of $12.7 million was converted into 795,500 shares of common stock.

The Company reflects subordinated debt in the amount of $20.8 million and $33.5 million as of June 30, 2018 and December 31, 2017 and interest expense of $542 thousand and $558 thousand for the six months ended June 30, 2018 and 2017.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2018	264,338
2019	85
2020	90
2021	886
2022	1,431
Thereafter	20,796
$287,626

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

•
Available-for-sale investment and equity securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three months ended June 30, 2018. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$78,900	$—	$78,900
U.S. Sponsored Mortgage backed securities	—	53,726	—	53,726
Municipal securities	—	51,868	28,173	80,041
Other securities	—	9,418	—	9,418
Equity securities	6,069	—	900	6,969
Loans held for sale	—	98,799	—	98,799
Interest rate lock commitment	—	—	2,375	2,375
Interest rate swap	—	290	—	290
Interest rate cap	—	50	—	50
Liabilities:
Interest rate swap	—	290	—	290
Mortgage-backed security hedges	—	362	—	362

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$80,945	$—	$80,945
U.S. Sponsored Mortgage backed securities	—	58,154	—	58,154
Municipal securities	—	52,933	22,909	75,842
Equity securities	1,607	14,059	900	16,566
Loans held for sale	—	66,794	—	66,794
Interest rate lock commitment	—	—	1,426	1,426
Interest rate swap	—	268	—	268
Interest rate cap	—	33	—	33
Liabilities:
Interest rate swap	—	268	—	268
Mortgage-backed security hedges	—	78	—	78

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2017	$1,426	$22,909	$900	$25,235
Realized and unrealized gains included in earnings	949	—	—	949
Purchase of securities	—	6,232	—	6,232
Unrealized gain included in other comprehensive income (loss)	—	—	—	—
Unrealized loss included in other comprehensive income (loss)	—	(968)	—	(968)
Balance at June 30, 2018	$2,375	$28,173	$900	$31,448

Balance at March 31, 2018	$2,312	$22,571	$900	$25,783
Realized and unrealized gains included in earnings	63	—	—	63
Purchase of securities	—	6,232	—	6,232
Unrealized gain included in other comprehensive income (loss)	—	29	—	29
Unrealized loss included in other comprehensive income (loss)	—	(659)	—	(659)
Balance at June 30, 2018	$2,375	$28,173	$900	$31,448

Balance at December 31, 2016	$1,546	$6,135	$300	$7,981
Realized and unrealized gains included in earnings	548	—	—	548
Unrealized gain included in other comprehensive income (loss)	—	54	—	54
Balance at June 30, 2017	$2,094	$6,189	$300	$8,583

Balance at March 31, 2017	$2,855	$6,189	$300	$9,344
Realized and unrealized losses included in earnings	(761)	—	—	(761)
Unrealized gain included in other comprehensive income (loss)	—	—	—	—
Balance at June 30, 2017	$2,094	$6,189	$300	$8,583

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 are included in the table below:

	June 30, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,196	$14,196
Other real estate owned	—	—	1,775	1,775

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,368	$14,368
Other real estate owned	—	—	1,346	1,346

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at June 30, 2018 and December 31, 2017.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2018
Nonrecurring measurements:
Impaired loans	$14,196	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [3]	5% - 10%

Other real estate owned	$1,775	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [3]	5% - 10%

Recurring measurements:
Municipal securities	$28,173	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$2,375	Pricing model	Pull through rates	76% - 87%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2017
Nonrecurring measurements:
Impaired loans	$14,368	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [3]	5% - 10%

Other real estate owned	$1,346	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [3]	5% - 10%

Recurring measurements:
Municipal securities	$22,909	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,426	Pricing model	Pull through rates	73% - 85%

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

•
Securities available-for-sale and equity securities – U.S. treasury, government agency, mortgage-backed securities, certain municipal securities, and corporate bonds are generally measured at fair value using a third-party pricing service or recent comparable market transactions in similar or identical securities and are classified as Level II instruments. Equity securities are measured at fair value using observable closing prices and are classified as Level I instruments if they are traded on a heavily active market and as Level II instruments if the observable closing price is from a less than active market. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2018
Financial assets:
Cash and cash equivalents	$23,950	$23,950	$23,950	$—	$—
Certificates of deposits with other banks	14,778	14,407	—	14,407	—
Securities available-for-sale	222,085	222,085	—	193,912	28,173
Equity securities	6,969	6,969	6,069	—	900
Loans held for sale	98,799	98,799	—	98,799	—
Loans, net	1,204,421	1,192,317	—	—	1,192,317
Mortgage servicing rights	177	177	—	—	177
Interest rate lock commitment	2,375	2,375	—	—	2,375
Interest rate swap	290	290	—	290	—
Interest rate cap	50	50	—	50	—
Accrued interest receivable	6,267	6,267	—	1,453	4,814

Financial liabilities:
Deposits	$1,195,868	$1,146,746	$—	$1,146,746	$—
Repurchase agreements	20,240	20,240	—	20,240	—
FHLB and other borrowings	266,830	266,857	—	266,857	—
Mortgage-backed security hedges	362	362	—	362	—
Interest rate swap	290	290	—	290	—
Accrued interest payable	687	687	—	687	—
Subordinated debt	20,796	21,700	—	21,700	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$20,305	$20,305	$20,305	$—	$—
Certificates of deposits with other banks	14,778	14,695	—	14,695	—
Securities available-for-sale	231,507	231,507	1,607	206,091	23,809
Loans held for sale	66,794	66,794	—	66,794	—
Loans, net	1,096,063	1,093,824	—	—	1,093,824
Mortgage servicing rights	182	182	—	—	182
Interest rate lock commitment	1,426	1,426	—	—	1,426
Interest rate swap	268	268	—	268	—
Interest rate cap	33	33	—	33	—
Accrued interest receivable	5,296	5,296	—	1,241	4,055

Financial liabilities:
Deposits	$1,159,580	$1,126,615	$—	$1,126,615	$—
Repurchase agreements	22,403	22,403	—	22,403	—
FHLB and other borrowings	152,169	152,190	—	152,190	—
Mortgage-backed security hedges	78	78	—	78	—
Interest rate swap	268	268	—	268	—
Accrued interest payable	643	643	—	643	—
Subordinated debt	33,524	35,117	—	35,117	—

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

On September 8, 2011 MVB received $8.5 million in Small Business Lending Fund (SBLF) capital. MVB issued 8,500 shares of $1,000 per share preferred stock with dividends payable in arrears on January 1, April 1, July 1, and October 1 each year. MVB's loan production qualified for the lowest dividend rate possible of 1%. MVB may continue to utilize the SBLF capital through March 8, 2016 at the 1% dividend rate. After that time, if the SBLF is not retired, the dividend rate increases to 9%. On January 5, 2017, the Company redeemed all of the 8,500 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series A, liquidation amount $1,000 per share (“Series A Preferred Stock”). The aggregate redemption price of the Series A Preferred Stock was $8,508,500, including dividends accrued, but unpaid through, but not including the redemption date. The Series A Preferred Stock was redeemed from the Company’s surplus capital and approved by the Company’s primary federal regulator. The redemption terminated the Company’s participation in the SBLF program. After the redemption, the Company’s capital ratios remained well in excess of those required for well capitalized status.

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

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands except shares and per share data)	2018	2017	2018	2017
Numerator for basic earnings per share:
Net income	$5,425	$3,834	$2,831	$2,260
Less: Dividends on preferred stock	243	251	122	122
Net income available to common shareholders - basic	$5,182	$3,583	$2,709	$2,138

Numerator for diluted earnings per share:
Net income available to common shareholders - basic	$5,182	$3,583	$2,709	$2,138
Add: Dividends on convertible preferred stock	—	—	122	—
Add: Interest on subordinated debt (tax effected)	—	—	—	349
Net income available to common shareholders - diluted	$5,182	$3,583	$2,831	$2,487

Denominator:
Total average shares outstanding	10,554,916	10,171,198	10,634,805	10,343,933
Effect of dilutive convertible preferred stock	—	—	489,625	—
Effect of dilutive convertible subordinated debt	—	—	—	1,837,500
Effect of dilutive stock options and restrictive stock units	386,755	1,056	377,718	—
Total diluted average shares outstanding	10,941,671	10,172,254	11,502,148	12,181,433

Earnings per share - basic	$0.49	$0.35	$0.25	$0.21
Earnings per share - diluted	$0.47	$0.35	$0.25	$0.20

For the six months ended June 30, 2018 and 2017, approximately 1.5 million and 2.3 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended June 30, 2018 and 2017, approximately 1.0 million and 490 thousand, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the six and three months ended June 30, 2018, approximately 31 thousand shares and 37 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and six-month periods ended June 30, 2018 and June 30, 2017 are as follows:

Three Months Ended June 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$15,426	$1,772	$1	$(255)	$16,944
Mortgage fee income	154	9,152	—	(243)	9,063
Other income	1,068	706	1,489	(1,531)	1,732
Total operating income	16,648	11,630	1,490	(2,029)	27,739
Expenses:
Interest expense	3,164	1,081	542	(498)	4,289
Salaries and employee benefits	3,884	6,826	1,784	—	12,494
Provision for loan losses	625	(20)	—	—	605
Other expense	4,968	2,296	1,022	(1,531)	6,755
Total operating expenses	12,641	10,183	3,348	(2,029)	24,143
Income (loss) before income taxes	4,007	1,447	(1,858)	—	3,596
Income tax expense (benefit)	832	373	(440)	—	765
Net income (loss)	$3,175	$1,074	$(1,418)	$—	$2,831
Preferred stock dividends	—	—	122	—	122
Net income (loss) available to common shareholders	3,175	1,074	(1,540)	—	2,709

Capital Expenditures for the three-month period ended June 30, 2018	$609	$29	$19	$—	$657
Total Assets as of June 30, 2018	1,681,115	191,933	187,917	(375,546)	1,685,419
Total Assets as of December 31, 2017	1,531,496	149,323	184,599	(331,116)	1,534,302
Goodwill as of June 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Three Months Ended June 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$12,907	$1,073	$1	$(167)	$13,814
Mortgage fee income	188	8,937	—	(173)	8,952
Other income	1,529	1,137	1,307	(1,358)	2,615
Total operating income	14,624	11,147	1,308	(1,698)	25,381
Expenses:
Interest expense	2,168	534	558	(340)	2,920
Salaries and employee benefits	3,267	7,147	1,384	—	11,798
Provision for loan losses	467	56	—	—	523
Other expense	5,065	2,044	954	(1,358)	6,705
Total operating expenses	10,967	9,781	2,896	(1,698)	21,946
Income (loss) before income taxes	3,657	1,366	(1,588)	—	3,435
Income tax expense (benefit)	1,165	540	(530)	—	1,175
Net income (loss)	$2,492	$826	$(1,058)	$—	$2,260
Preferred stock dividends	—	—	122	—	122
Net income (loss) available to common shareholders	2,492	826	(1,180)	—	2,138

Capital Expenditures for the three-month period ended June 30, 2017	$1,732	$282	$17	$—	$2,031
Total Assets as of June 30, 2017	1,503,809	157,197	181,235	(335,188)	1,507,053
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of June 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Six Months Ended June 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$29,265	$3,107	$2	$(376)	$31,998
Mortgage fee income	292	15,825	—	(491)	15,626
Other income	2,848	1,223	3,043	(2,906)	4,208
Total operating income	32,405	20,155	3,045	(3,773)	51,832
Expenses:
Interest expense	5,838	1,808	1,100	(868)	7,878
Salaries and employee benefits	7,453	12,242	3,272	—	22,967
Provision for loan losses	1,042	37	—	—	1,079
Other expense	9,527	4,418	1,981	(2,905)	13,021
Total operating expenses	23,860	18,505	6,353	(3,773)	44,945
Income (loss) before income taxes	8,545	1,650	(3,308)	—	6,887
Income tax expense (benefit)	1,810	426	(774)	—	1,462
Net income (loss)	$6,735	$1,224	$(2,534)	$—	$5,425
Preferred stock dividends	—	—	243	—	243
Net income (loss) available to common shareholders	6,735	1,224	(2,777)	—	5,182

Capital Expenditures for the six-month period ended June 30, 2018	$1,012	$107	$44	$—	$1,163
Total Assets as of June 30, 2018	1,681,115	191,933	187,917	(375,546)	1,685,419
Total Assets as of December 31, 2017	1,531,496	149,323	184,599	(331,116)	1,534,302
Goodwill as of June 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Six Months Ended June 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$25,218	$1,854	$2	$(192)	$26,882
Mortgage fee income	373	18,574	—	(361)	18,586
Other income	2,609	(694)	2,518	(2,628)	1,805
Total operating income	28,200	19,734	2,520	(3,181)	47,273
Expenses:
Interest expense	4,288	838	1,109	(553)	5,682
Salaries and employee benefits	5,924	13,101	2,735	—	21,760
Provision for loan losses	967	74	—	—	1,041
Other expense	9,716	4,143	1,829	(2,628)	13,060
Total operating expenses	20,895	18,156	5,673	(3,181)	41,543
Income (loss) before income taxes	7,305	1,578	(3,153)	—	5,730
Income tax expense (benefit)	2,326	636	(1,066)	—	1,896
Net income (loss)	$4,979	$942	$(2,087)	$—	$3,834
Preferred stock dividends	—	—	251	—	251
Net income (loss) available to common shareholders	4,979	942	(2,338)	—	3,583

Capital Expenditures for the six-month period ended June 30, 2017	$2,600	$973	$46	$—	$3,619
Total Assets as of June 30, 2017	1,503,809	157,197	181,235	(335,188)	1,507,053
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of June 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended June 30, 2018, the Commercial & Retail Banking segment earned $3.2 million compared to $2.5 million in 2017. Net interest income increased by $1.5 million, primarily the result of an increase of $2.0 million in interest and fees on loans. This increase in interest income was partially offset by an increase of $567 thousand in interest on deposits. Noninterest income decreased by $495 thousand which was the result of a decrease of $270 thousand in commercial swap fee income and a decrease of $203 thousand in gain on sale of portfolio loans. Noninterest expense increased by $520 thousand, primarily the result of an increase of $617 thousand in salaries and employee benefits expense and an increase of $174 thousand in other operating expenses. These increases were partially offset by a decrease of $280 thousand in data processing and communications expense. In addition, provision expense increased by $158 thousand due to increased loan volume in the second quarter of 2018 versus the same quarter in 2017, significantly reduced historical loan loss rates, increased specific loan loss allocations, and a lower level of charge-offs in the second quarter of 2018 versus 2017.

For the six months ended June 30, 2018, the Commercial & Retail Banking segment earned $6.7 million compared to $5.0 million in 2017. Net interest income increased by $2.5 million, primarily the result of an increase of $2.9 million in interest and fees on loans, an increase of $595 thousand in interest on taxable investment securities, and an increase of $505 thousand in interest on tax exempt loans and securities. This increase in interest income was partially offset by an increase of $960 thousand in interest on deposits and an increase of $589 thousand in interest on FHLB and other borrowings. Noninterest income increased by $158 thousand which was the result of an increase of $228 thousand in the performance of the interest rate cap and an increase of $148 thousand in Visa debit card and interchange income, partially offset by a decrease of$210 thousand in the gain on sale of securities. Noninterest expense increased by $1.3 million, primarily the result of an increase of $1.5 million in salaries and employee benefits expense and an increase of $377 thousand in other operating expenses. These increases were partially offset by a decrease of $412 thousand in data processing and communications expense. In addition, provision expense increased $75 thousand due to increased loan volume in the first half of 2018 versus the same time period in 2017, significantly reduced historical loan loss rates, decreased specific loan loss allocations, and a lower level of charge-offs in the six months ended June 30, 2018 versus the same time frame in 2017.

Mortgage Banking

For the three months ended June 30, 2018, the Mortgage Banking segment earned $1.1 million compared to $826 thousand in 2017. Net interest income increased $152 thousand, which was the result of an increase of $699 thousand in interest and fees on loans, offset by an increase of $547 thousand in interest on FHLB and other borrowings due to an increase in short-term borrowing rates. Noninterest income decreased by $216 thousand, primarily the result of a decrease of $429 thousand in the gain on derivative, which was partially offset by an increase of $215 thousand in mortgage fee income. The decrease in gain on derivatives was largely the result of a decrease of $1.4 million in the valuation of the open trades used to hedge the derivative asset during the three months ended June 30, 2018 compared to the valuation of the open trades used to hedge the derivative asset during the three months ended June 30, 2017. This was partially offset by a $900 thousand increase in the derivative asset as the locked pipeline related to the derivative asset increase of 8.0% in the second quarter of 2018 compared to a decrease of 3.0% in the second quarter of 2017. Noninterest expense decreased by $69 thousand, which was the result of a decrease of $321 thousand in salaries and employee benefits expense, which was partially offset by an increase of $249 thousand in mortgage processing expense. The decrease in salaries and employee benefits expense was primarily the result of a decrease in the overall contractual commissions to loan officers and management, as well as a decrease of $205 thousand in the earn out paid to management of the mortgage company related to the 2012 acquisition.

For the six months ended June 30, 2018, the Mortgage Banking segment earned $1.2 million compared to $942 thousand in 2017. Net interest income increased by $283 thousand, primarily the result of an increase of $1.3 million in interest and fees on loans, offset by an increase of $970 thousand in interest on FHLB and other borrowings due to an increase in short-term borrowing rates. Noninterest income decreased by $832 thousand, primarily the result of a decrease of $2.7 million in mortgage fee income, partially offset by an increase of $1.9 million in gain on derivatives. The decrease in mortgage fee income was driven by the decrease of mortgage production volume, which decreased by $34.2 million or 4.4% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This was offset by the increase in gain on derivatives of $2.1 million, which was largely the result of a 66.8% increase in the locked mortgage pipeline for the six months ended June 30, 2018 compared to a 3.3% increase in the locked mortgage pipeline for the six months ended June 30, 2017. Noninterest expense decreased by $584 thousand, which was the result of a decrease of $859 thousand in salaries and employee benefits expense, which was partially offset by an increase of $247 thousand in mortgage processing expense. The decrease in salaries and employee benefits expense was primarily the result of lower commissions paid due to a 4.4% decrease in mortgage closed loan volume and a decrease of $329 thousand in the earn out paid to management of the mortgage company related to the 2012 acquisition.

Financial Holding Company

For the three months ended June 30, 2018, the Financial Holding Company segment lost $1.4 million compared to a loss of $1.1 million in 2017. Interest expense decreased $16 thousand, noninterest income increased $182 thousand, and noninterest expense increased $468 thousand. In addition, the income tax benefit decreased $90 thousand. The increase in noninterest income was primarily the result of an $18 thousand holding gain on equity securities and an increase of $172 thousand in intercompany services income related to Regulation W. The increase in noninterest expense was primarily the result of an increase of $400 thousand in salaries and employee benefits expense and an increase of $121 thousand in travel, entertainment, dues, and subscriptions.

For the six months ended June 30, 2018, the Financial Holding Company segment lost $2.5 million compared to a loss of $2.1 million in 2017. Interest expense decreased $9 thousand, noninterest income increased $525 thousand, and noninterest expense increased $689 thousand. In addition, the income tax benefit decreased $292 thousand. The increase in noninterest income was primarily the result of a $70 thousand holding gain on equity securities, an increase of $278 thousand in intercompany services income related to Regulation W, and an increase of $186 thousand in gain on sale of securities. The increase in noninterest expense was primarily the result of an increase of $537 thousand in salaries and employee benefits expense and an increase of $252 thousand in travel, entertainment, dues, and subscriptions.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of June 30, 2018 and 2017 is as follows:

(Dollars in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Service cost	$—	$—	$—	$—
Interest cost	176	180	88	90
Expected Return on Plan Assets	(186)	(172)	(93)	(86)
Amortization of Net Actuarial Loss	153	120	77	60
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$143	$128	$72	$64
Contributions Paid	$158	$116	$79	$58

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $189 thousand and $1 thousand as of June 30, 2018 and December 31, 2017, respectively. Service cost was $94 thousand and $188 thousand for the three and six-month periods ended June 30, 2018, respectively.

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) six months ended June 30, 2018 and 2017:

(Dollars in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$326	$350	$—	$167	Gain on sale of securities
	326	350	—	167	Total before tax
	(88)	(140)	—	(67)	Income tax expense
	238	210	—	100	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(153)	(120)	(77)	(60)	Salaries and benefits
	(153)	(120)	(77)	(60)	Total before tax
	41	48	21	24	Income tax expense
	(112)	(72)	(56)	(36)	Net of tax

Total reclassifications	$126	$138	$(56)	$64

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at December 31, 2017	$(5)	$(2,983)	$(2,988)
Other comprehensive loss before reclassification	(3,895)	452	(3,443)
Amounts reclassified from AOCI	(238)	112	(126)
Net current period OCI	(4,133)	564	(3,569)
Stranded AOCI	—	(646)	(646)
Mark to Market on equity positions held at December 31, 2017	(98)	—	(98)
Balance at June 30, 2018	$(4,236)	$(3,065)	$(7,301)

Balance at March 31, 2018	$(3,588)	$(3,629)	$(7,217)
Other comprehensive loss before reclassification	(648)	508	(140)
Amounts reclassified from AOCI	—	56	56
Net current period OCI	(648)	564	(84)
Balance at June 30, 2018	$(4,236)	$(3,065)	$(7,301)

Balance at December 31, 2016	(1,598)	(2,679)	(4,277)
Other comprehensive loss before reclassification	1,799	(274)	1,525
Amounts reclassified from AOCI	(210)	72	(138)
Net current period OCI	1,589	(202)	1,387
Balance at June 30, 2017	$(9)	$(2,881)	$(2,890)

Balance at March 31, 2017	$(1,439)	$(2,581)	$(4,020)
Other comprehensive loss before reclassification	1,530	(336)	1,194
Amounts reclassified from AOCI	(100)	36	(64)
Net current period OCI	1,430	(300)	1,130
Balance at June 30, 2017	$(9)	$(2,881)	$(2,890)

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at June 30, 2018 and December 31, 2017 and the results of our operations for the six months ended June 30, 2018 and 2017. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2017.

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

Summary of Results of Operations

As of June 30, 2018 and 2017 and for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Earnings and Per Share Data:
Net income	$5,425	$3,834	$2,831	$2,260
Net income available to common shareholders	$5,182	$3,583	$2,709	$2,138
Earnings per share - basic	$0.49	$0.35	$0.25	$0.21
Earnings per share - diluted	$0.47	$0.35	$0.25	$0.20
Cash dividends paid per common share	$0.05	$0.05	$0.025	$0.025
Book value per common share	$13.93	$13.31	$13.93	$13.31
Weighted average shares outstanding - basic	10,554,916	10,171,198	10,634,805	10,343,933
Weighted average shares outstanding - diluted	10,941,671	10,172,254	11,502,148	12,181,433

Performance Ratios:
Return on average assets [1]	0.69%	0.54%	0.70%	0.63%
Return on average equity [1]	7.17%	5.45%	7.40%	6.30%
Net interest margin [2]	3.34%	3.25%	3.38%	3.31%
Efficiency ratio [3]	81.88%	83.72%	82.09%	82.38%
Overhead ratio 1 4	4.59%	4.93%	4.76%	5.19%

Asset Quality Data and Ratios:
Charge-offs	$385	$453	$29	$163
Recoveries	$79	$59	$8	$16
Net loan charge-offs to total loans [1] [5]	0.05%	0.07%	0.01%	0.05%
Allowance for loan losses	$10,651	$9,748	$10,651	$9,748
Allowance for loan losses to total loans [6]	0.88%	0.88%	0.88%	0.88%
Nonperforming loans	$9,419	$5,103	$9,419	$5,103
Nonperforming loans to total loans	0.78%	0.46%	0.78%	0.46%

Capital Ratios:
Equity to assets	9.84%	9.74%	9.84%	9.74%
Leverage ratio	9.90%	9.59%	9.90%	9.59%
Common equity Tier 1 capital ratio	11.28%	10.32%	11.28%	10.32%
Tier 1 risk-based capital ratio	12.20%	11.33%	12.20%	11.33%
Total risk-based capital ratio	14.34%	14.66%	14.34%	14.66%
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

Business Overview

The Company’s primary business activities, through its subsidiaries, are primarily community banking and mortgage banking. The Bank offers its customers a full range of products and services including:

•	Various demand deposit accounts, savings accounts, money market accounts, and certificates of deposit;

•	Commercial, consumer, and real estate mortgage loans and lines of credit;

•	Debit and credit cards;

•	Cashier's checks and money orders;

•	Safe deposit rental facilities; and

•	Non-deposit investment services.

The Company is also involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech.

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

At June 30, 2018, the Company had 398 full-time equivalent employees.

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

Results of Operations

Overview of the Statements of Income

For the three months ended June 30, 2018, the Company earned $2.8 million compared to $2.3 million in the second quarter of 2017. Net interest income increased by $1.8 million, noninterest income decreased by $772 thousand, and noninterest expenses increased by $746 thousand. The increase in net interest income was driven by an increase of $3.1 million in interest income. The increase in interest income was partially offset by an increase of $1.4 million in interest expense. The increase in interest income was due to average loan growth of $123.9 million with the yield on loans and loans held for sale increasing by 38 basis points, primarily due to an increase in commercial loan yield of 46 basis points, a 32-basis point increase in yield on investment securities, and a 22-basis point increase in real estate loans. The $148.8 million increase in average interest-bearing liabilities generated the increase in interest expense of $1.4 million; $817 thousand of the increase was related to an increase in borrowings and an increase in interest rates on FHLB and other borrowings. FHLB and other borrowings increased by $114.1 million, while the cost of funds on FHLB and other borrowings increased by 76 basis points due to multiple interest rate increases since June 30, 2017.

The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $605 thousand and $523 thousand were made for the three months ended June 30, 2018 and 2017, respectively. The increase in loan loss provision is most attributable to increased loan volume in the second quarter of 2018 versus the same time period in 2017. Most notably, the commercial loan portfolio increased by $59.4 million for the three months ended June 30, 2018, in comparison to $29.0 million for the three months ended June 30, 2017. Meanwhile, historical loss rates were significantly lower in the second quarter of 2018 versus same time period in 2017, which resulted in a need for relatively less provision per dollar of new loan growth in the second quarter of 2018 versus the second quarter of 2017. Specific loan loss allocations increased by $135 thousand in the second quarter of 2018, relative to no increase in the second quarter of 2017. However, total charge offs of $29 thousand in the second quarter of 2018 were $134 thousand less for the three months ended June 30, 2018 versus the same time period in 2017.

For the six months ended June 30, 2018, the Company earned $5.4 million compared to $3.8 million for the six months ended June 30, 2017. Net interest income increased by $2.9 million, noninterest income decreased by $557 thousand, and noninterest expenses increased by $1.2 million. The increase in net interest income was driven by an increase of $5.1 million in interest income, which was partially offset by an increase of $2.2 million in interest expense. The increase in interest income was due to average loan growth of $80.1 million, with the yield on loans and loans held for sale increasing by 37 basis points, primarily due to an increase in commercial loan yield of 42 basis points, a 32-basis point increase in yield on investment securities, and a 29-basis point increase in real estate loans. The $119.9 million increase in average interest-bearing liabilities generated the increase in interest expense of $2.2 million; $1.2 million of the increase was related to an increase in borrowings and an increase in interest rates on FHLB and other borrowings. FHLB and other borrowings increased by $85.3 million, while the cost of funds on FHLB and other borrowings increased by 75 basis points due to multiple interest rate increases since June 30, 2017.

The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $1.1 million and $1.0 million were made for the six months ended June 30, 2018 and 2017, respectively. The slight increase in loan loss provision is most attributable to increased loan volume in the six months ended June 30, 2018 versus the same time period in 2017. Most notably, the commercial loan portfolio increased by $100.2 million in the six months ended June 30, 2018, in comparison to $24.8 million for the six months ended June 30, 2017. Meanwhile, significantly reduced historical loan loss rates resulted in a need for relatively less provision per dollar of new loan growth in six months ended June 30, 2018 versus the same time period in 2017. The reduction in historical loss rates is the result of the rolling quarter loss rate calculation, which no longer includes certain historical quarters which reported some of the Bank's most significant commercial loan losses. The historical loan loss rates have also decreased in the six months ended June 30, 2018 as a result of the inclusion of the Bank’s actual loss rates for its Northern Virginia commercial loan portfolio, rather than using only peer loss rates in the historical loan loss rate calculations. Peer loss rates have been used exclusively until such time as the Northern Virginia commercial loan portfolio had accumulated at least twelve quarters of loss history. Specific loan loss allocations decreased in the six months ended June 30, 2018 and in the six months ended June 30, 2017, creating very little variance in the provision required in each of these two periods. Lastly, the Company charged off $385 thousand in loans during the six months ended June 30, 2018 versus $453 thousand for the same time period in 2017.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. The net interest margin continues to face considerable pressure due to rising interest rates and competitive pricing of loans and deposits in the Bank’s markets. In June 2018, the Federal Reserve raised its key interest rate from a range of 1.50% to 1.75% to a range of 1.75% to 2.00%.

For the three months ended June 30, 2018 versus 2017, the Company was able to grow average investment securities by $59.1 million to $232.4 million and average loans and loans held for sale balances by $123.9 million to $1.3 billion. Average interest-bearing liabilities increased by $148.8 million, primarily the result of a $114.1 million increase in average FHLB and other borrowing balances. An increase in the Company's average non-interest balances of $31.2 million helped to sustain a 18-basis point favorable spread on net interest margin.

The net interest margin for the three months ended June 30, 2018 and 2017 was 3.38% and 3.31%, respectively. The 7-basis point increase in the net interest margin for the three months ended June 30, 2018 was the result of a 32-basis point increase in yield on average earning assets, primarily the result of a 38-basis point increase in yield on loans and loans held for sale. More specifically, the increase was due to an increase in commercial loan yield of 46 basis points, a 32-basis point increase in yield on investment securities, and a 22-basis point increase in real estate loans. Cost of interest-bearing liabilities for the three months ended June 30, 2018 versus 2017 increased by 31 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 76-basis point increase in FHLB and other borrowings and a 20-basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 31-basis point increase in certificates of deposit, a 23-basis point increase in IRAs, an 18-basis point increase in NOW, an 12-basis point increase in money market checking, which was offset by a 11-basis point decrease in savings.

For the six months ended June 30, 2018 versus 2017, the Company was able to grow average investment securities by $62.0 million to $231.2 million and average loans and loans held for sale balances by $80.1 million to $1.2 billion. In addition, the average balance on interest-bearing deposits in banks increased by $670 thousand to $3.7 million. Average interest-bearing liabilities increased by $119.9 million, primarily the result of a $85.3 million increase in average FHLB and other borrowing balances. An increase in the Company’s average non-interest-bearing balances of $23.4 million helped to sustain a 16-basis point favorable spread on net interest margin.

The net interest margin for the six months ended June 30, 2018 and 2017 was 3.34% and 3.25% respectively. The 9-basis point increase in the net interest margin for the six months ended June 30, 2018 was the result of a 31-basis point increase in yield on average earning assets, primarily the result of a 37-basis point increase in yield on loans and loans held for sale. More specifically, the increase was due to an increase in commercial loan yield of 42 basis points, a 32-basis point increase in yield on investment securities, and a 29-basis point increase in real estate loans. Cost of interest-bearing liabilities for the six months ended June 30, 2018 versus 2017 increased by 25 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 75-basis point increase in FHLB and other borrowings and a 16-basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 26-basis point increase in certificates of deposit, a 22-basis point increase in IRAs, an 18-basis point increase in NOW, a 3-basis point increase in money market checking, which was offset by a 5-basis point decrease in savings.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$3,473	$17	1.96%	$3,277	$12	1.47%
CDs with other banks	14,778	74	2.02	14,456	70	1.94
Investment securities:
Taxable	151,224	891	2.36	119,553	645	2.16
Tax-exempt	81,164	717	3.54	53,733	418	3.12
Loans and loans held for sale: [1]
Commercial	831,118	10,318	4.98	725,707	8,170	4.52
Tax exempt	14,260	123	3.46	15,263	131	3.44
Real estate	394,814	4,656	4.73	373,353	4,201	4.51
Consumer	11,850	148	5.00	13,817	167	4.85
Total loans	1,252,042	15,245	4.88	1,128,140	12,669	4.50
Total earning assets	1,502,681	16,944	4.52	1,319,159	13,814	4.20
Less: Allowance for loan losses	(10,132)			(9,734)
Cash and due from banks	16,792			15,407
Other assets	107,421			100,205
Total assets	$1,616,762			$1,425,037

Liabilities
Deposits:
NOW	$459,784	$846	0.74	$432,729	$603	0.56
Money market checking	229,763	484	0.85	237,173	432	0.73
Savings	46,478	7	0.06	48,590	20	0.17
IRAs	17,997	69	1.54	16,282	53	1.31
CDs	275,004	1,124	1.64	256,887	855	1.33
Repurchase agreements and federal funds sold	20,118	20	0.39	21,268	19	0.36
FHLB and other borrowings	226,487	1,197	2.12	112,385	380	1.36
Subordinated debt	32,015	542	6.79	33,524	558	6.68
Total interest-bearing liabilities	1,307,646	4,289	1.32	1,158,838	2,920	1.01
Noninterest bearing demand deposits	146,135			114,974
Other liabilities	9,890			7,698
Total liabilities	1,463,671			1,281,510

Stockholders’ equity
Preferred stock	7,834			7,834
Common stock	10,686			10,375
Paid-in capital	101,577			96,986
Treasury stock	(1,084)			(1,084)
Retained earnings	41,277			32,764
Accumulated other comprehensive income	(7,199)			(3,348)
Total stockholders’ equity	153,091			143,527
Total liabilities and stockholders’ equity	$1,616,762			$1,425,037

Net interest spread			3.20			3.19
Net interest income-margin		$12,655	3.38%		$10,894	3.31%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$3,677	$35	1.94%	$3,007	$21	1.41%
CDs with other banks	14,778	146	1.99	14,491	140	1.95
Investment securities:
Taxable	152,818	1,786	2.36	114,237	1,191	2.10
Tax-exempt	78,375	1,372	3.53	54,999	848	3.11
Loans and loans held for sale: [1]
Commercial	803,593	19,261	4.83	735,979	16,113	4.41
Tax exempt	14,362	246	3.46	15,296	262	3.45
Real estate	378,095	8,846	4.72	362,807	7,965	4.43
Consumer	12,182	306	5.07	14,092	342	4.89
Total loans	1,208,232	28,659	4.78	1,128,174	24,682	4.41
Total earning assets	1,457,880	31,998	4.43	1,314,908	26,882	4.12
Less: Allowance for loan losses	(10,059)			(9,581)
Cash and due from banks	16,381			15,327
Other assets	104,401			93,248
Total assets	$1,568,603			$1,413,902

Liabilities
Deposits:
NOW	$451,828	$1,608	0.72	$424,225	$1,126	0.54
Money market checking	235,586	927	0.79	237,010	891	0.76
Savings	46,511	27	0.12	48,342	40	0.17
IRAs	17,845	131	1.48	16,426	103	1.26
CDs	272,160	2,135	1.58	260,735	1,709	1.32
Repurchase agreements and federal funds sold	20,360	39	0.38	22,186	36	0.33
FHLB and other borrowings	193,529	1,911	1.99	108,210	668	1.24
Subordinated debt	32,766	1,100	6.77	33,524	1,109	6.67
Total interest-bearing liabilities	1,270,585	7,878	1.25	1,150,658	5,682	1.00
Noninterest bearing demand deposits	137,383			114,003
Other liabilities	9,284			8,459
Total liabilities	1,417,252			1,273,120

Stockholders’ equity
Preferred stock	7,834			8,022
Common stock	10,606			10,212
Paid-in capital	100,350			95,240
Treasury stock	(1,084)			(1,084)
Retained earnings	39,650			32,211
Accumulated other comprehensive income	(6,005)			(3,819)
Total stockholders’ equity	151,351			140,782
Total liabilities and stockholders’ equity	$1,568,603			$1,413,902

Net interest spread			3.18			3.13
Net interest income-margin		$24,120	3.34%		$21,200	3.25%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Noninterest Income

Mortgage fee income, gain (loss) on derivatives,net, interchange income, security sale gains, income on bank owned life insurance and portfolio loan sales generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

For the three months ended June 30, 2018, noninterest income totaled $10.8 million compared to $11.6 million for the same time period in 2017. The $772 thousand decrease in noninterest income was primarily the result of a decrease in gain on derivatives of $384 thousand and a decrease in commercial swap fee income of $270 thousand. The decrease in gain on derivatives was largely the result of a decrease of $1.4 million in the valuation of the open trades used to hedge the derivative asset during the three months ended June 30, 2018 compared to the valuation of the open trades used to hedge the derivative asset during the three months ended June 30, 2017. This was partially offset by a $900 thousand increase in the derivative asset as the locked pipeline related to the derivative asset increase of 8.0% in the second quarter of 2018 compared to a decrease of 3.0% in the second quarter of 2017. The decrease of $270 thousand in commercial swap fee income was the result of $0 of commercial swap fee income for the second quarter of 2018 compared to $270 thousand of commercial swap fee income for the second quarter of 2017. The loan swaps are agreements where MVB receives a floating, 1-month LIBOR plus spread and pays a fixed rate to a counterparty.

For the six months ended June 30, 2018, noninterest income totaled $19.8 million compared to $20.4 million for the same time period in 2017. The $557 thousand decrease in noninterest income was primarily the result of a decrease in mortgage fee income of $3.0 million, offset by an increase of $2.1 million in gain on derivatives. The decrease in mortgage fee income was driven by the decrease of mortgage production volume, which decreased by $34.2 million or 4.4% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. In addition, loans held for sale decreased from $107.8 million at June 30, 2017 to $98.8 million at June 30, 2018. This was offset by the increase in gain on derivatives of $2.1 million, which was largely the result of a 66.8% increase in the locked mortgage pipeline for the six months ended June 30, 2018 compared to a 3.3% increase in the locked mortgage pipeline for the six months ended June 30, 2017.

Noninterest Expense

The Company had 398 full-time equivalent personnel at June 30, 2018, as noted, compared to 386 full-time equivalent personnel as of June 30, 2017. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 82.09% for the second quarter of 2018 compared to 82.38% for the second quarter of 2017. The Company's efficiency ratio was 81.88% for the six months ended June 30, 2018 compared to 83.72% for the same time period in 2017. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended June 30, 2018, noninterest expense totaled $19.2 million compared to $18.5 million for the same time period in 2017. The $746 thousand increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $696 thousand. The increase was largely driven by the addition of senior management, lenders, a treasury team, and the opening of two new branches in 2017.

Mortgage processing expense increased by $249 thousand. The increase was largely driven by an increase in shared costs related to MVB Mortgage's ownership interest of Lenderworks increasing from 25% in 2017 to 33% in 2018.

Data processing and communication expense decreased $518 thousand. This decrease was largely driven by decreased data processing fees in 2018 compared to data processing fees in 2017, which were increased due to the core system conversion that the Bank implemented during 2017 and the exclusion of debit and credit card processing costs for the three months ended June 30, 2018. Beginning in 2018 and in connection with the adoption of ASU 2014-09, debit and credit card processing costs are being reported net of the related revenue in noninterest income. For further information, see Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Previously, such debit and credit card processing costs were reported as a component of data processing and communications expense.

For the six months ended June 30, 2018, noninterest expense totaled $36.0 million compared to $34.8 million for the same time period in 2017. The $1.2 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased $1.2 million. This increase was largely driven by the addition of senior management, lenders, a treasury team, and the opening of two new branches in 2017.

Occupancy and equipment expense increased $262 thousand. This increase was mainly the result of increased utilities, real estate taxes, furniture rental expense, fixtures and equipment expense, and depreciation expense, primarily driven by the branch expansion and additional personnel.

Mortgage processing expense increased by $247 thousand. The increase was largely driven by an increase in shared costs related to MVB Mortgage's ownership interest of Lenderworks increasing from 25% in 2017 to 33% in 2018.

Travel, entertainment, dues, and subscriptions expense increased $220 thousand. This increase was mainly driven by increased meals and entertainment expense, publications and subscriptions expense, and travel expenses.

Data processing and communication expense decreased $897 thousand. This decrease was largely driven by decreased data processing fees in 2018 compared to data processing fees in 2017, which were increased due to the core system conversion that the Bank implemented during 2017 and the exclusion of debit and credit card processing costs for the six months ended June 30, 2018. Beginning in 2018 and in connection with the adoption of ASU 2014-09, debit and credit card processing costs are being reported net of the related revenue in noninterest income. For further information, see Note 1, "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Previously, such debit and credit card processing costs were reported as a component of data processing and communications expense.

Return on Average Assets (Annualized)

The Company's return on average assets was 0.69% for the second quarter of 2018, compared to 0.54% for the second quarter of 2017. The increased return for the second quarter of 2018 is a direct result of a $1.6 million increase in earnings, while average total assets increased by $191.7 million, primarily the result of a $123.9 million increase in average total loans and loans held for sale and a $59.1 million increase in average investment securities.

The Company’s return on average assets was 0.70% for the six months ended June 30, 2018, compared to 0.63% for the six months ended June 30, 2017. The increased return for the six months ended June 30, 2018 is a direct result of a $571 thousand increase in earnings, while average total assets increased by $154.7 million, primarily the result of a $80.1 million increase in average total loans and loans held for sale and a $62.0 million increase in average investment securities.

Return on Average Equity (Annualized)

The Company's return on average stockholders' equity was 7.17% for the second quarter of 2018, compared to 5.45% for the second quarter of 2017. The increased return for the second quarter of 2018 is a direct result of a $1.6 million increase in earnings, while average stockholders' equity increased by $9.6 million. The increase in average stockholders' equity was primarily due to a $4.6 million increase in paid-in capital and a $8.5 million increase in retained earnings.

The Company’s return on average stockholders’ equity was 7.40% for the six months ended June 30, 2018, compared to 6.30% for the six months ended June 30, 2017. The increased return for the six months ended June 30, 2018 is a direct result of a $571 thousand increase in earnings, while average stockholders' equity increased by $10.6 million. The increase in average stockholders' equity was primarily due to a $5.1 million increase in paid-in capital and a $7.4 million increase in retained earnings.

Overview of the Statement of Condition

The greatest balance changes since December 31, 2017 were as follows: total assets increased by $151.1 million, to $1.7 billion, loans increased $109.1 million, to $1.2 billion, investment securities decreased $2.5 million, to $229.1 million, deposits increased $36.3 million, to $1.2 billion, borrowings increased $114.7 million, to $266.8 million, and stockholders' equity increased by $15.6 million, to $165.8 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $24.0 million at June 30, 2018, compared to $20.3 million at December 31, 2017.

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

Investment Securities

Investment securities totaled $229.1 million at June 30, 2018, compared to $231.5 million at December 31, 2017. As of June 30, 2018, the investment portfolio is comprised of the following mix of securities:

•	34.9% – Municipal securities

•	34.4% – U.S. Agency securities

•	23.5% – U.S. Sponsored Mortgage-backed securities

•	4.1% – Other securities

•	3.0% – Equity securities

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

Loans

The Company’s loan portfolio totaled $1.2 billion as of June 30, 2018 and $1.1 billion as of December 31, 2017. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At June 30, 2018 and December 31, 2017, $884.1 million, or 72.8% and $783.9 million, or 70.9%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $10.7 million or 0.88% of total loans at June 30, 2018 compared to $9.9 million or 0.89% of total loans at December 31, 2017. The nominal decrease in this ratio was the direct result of the net effect of loan loss provision, charge-offs, and recoveries; in conjunction with growth in outstanding loan balances in the commercial loan and residential real estate loan portfolios since December 31, 2017. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.2 billion at June 30, 2018.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At June 30, 2018, noninterest-bearing balances totaled $164.0 million compared to $126.0 million at December 31, 2017. The Company and Bank management intend to continue to focus on finding ways to increase the base of non-interest-bearing sources of the Bank and its subsidiaries.

Interest-bearing deposits totaled $1.0 billion at June 30, 2018 compared to $1.0 billion at December 31, 2017.

Average interest-bearing deposits totaled $1.0 billion during the second quarter of 2018 compared to $991.7 million during the second quarter of 2017, an increase of $37.4 million. Average noninterest bearing deposits totaled $146.1 million during the second quarter of 2018 compared to $115.0 million during the second quarter of 2017, an increase of $31.2 million. Management will continue to emphasize deposit gathering in 2018 by offering outstanding customer service and competitively priced products. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB borrowings to fund its operations and investments. At June 30, 2018, repurchase agreements totaled $20.2 million compared to $22.4 million at December 31, 2017. In addition to the aforementioned funds alternatives, the Bank has access to more than $58.0 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the six months ended June 30, 2018, cash provided by financing activities totaled $149.3 million, while outflows from investing activity totaled $118.9 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 4.2% and 4.5% in June 2018 and 2017, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	May 2018	May 2017
Berkeley County, WV	4.2%	3.3%
Harrison County, WV	4.5%	4.4%
Jefferson County, WV	3.4%	2.8%
Marion County, WV	5.5%	4.5%
Monongalia County, WV	3.9%	3.2%
Kanawha County, WV	5.0%	4.5%
Fairfax County, VA	2.4%	3.0%
Loudoun County, VA	2.4%	3.1%

Capital/Stockholders' Equity

For the six months ended June 30, 2018, stockholders’ equity increased approximately $15.6 million to $165.8 million. This increase consists of net income for the year-to-date of $5.4 million, common stock issued from subordinated debt totaling $12.7 million and common stock options exercised totaling $1.3 million, offset by a $3.6 million other comprehensive loss and dividends paid totaling $769 thousand. As stockholders’ equity increased, the equity to assets ratio increased 0.05% to 9.84% due to the increase in total assets during the six months ended June 30, 2018. The Company paid dividends to common shareholders of $526 thousand in the six months ended June 30, 2018 and $511 thousand in the six months ended June 30, 2017, and earned $5.4 million in the six months ended June 30, 2018 versus $3.8 million in the six months ended June 30, 2017, resulting in the dividend payout ratio decreasing from 12.51% in the six months ended June 30, 2017 to 9.28% in the six months ended June 30, 2018.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 7, "Stock Offerings" of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At June 30, 2018, accumulated other comprehensive loss totaled $7.3 million, an increase in the loss of $4.3 million from December 31, 2017. Total securities available-for-sale in an unrealized loss position increased by $6.2 million to $8.7 million at June 30, 2018. The Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

Treasury stock totaled 51,077 shares.

The primary source of funds for dividends to be paid by the Company are dividends received by the Company from the Bank. Dividends paid by the Bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds that years retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years.

Capital Requirements

The Company’s total risk-based capital ratio decreased from 14.87% at December 31, 2017 to 14.34% at June 30, 2018. The decrease in this ratio was largely due to an increase of $98.3 million in risk-weighted assets outpacing the increase in total capital of $7.8 million.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on June 30, 2018 and December 31, 2017, respectively. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Future Outlook

The Company’s net income increased in the second quarter of 2018 compared to the second quarter of 2017 mainly due to an increase in net interest income due to a $112.7 million increase in loans and decreased income taxes as a result of the Tax Reform Act that was signed into law in late 2017. The Company has invested in the infrastructure to support anticipated future growth in each key area, including personnel, technology, and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will continue to focus on the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of outstanding customer service coupled with the highest quality products and technology.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2018. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended March 31, 2018, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in an increase in net interest income by 0.4%. An immediate 200-basis point increase in interest rates would result in an increase in net interest income by 1.5%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 4.0%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2018, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MVB Financial Corp.

Date:	July 30, 2018	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	July 30, 2018	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)