Form 10-Q
period 2018-09-30
MVB FINANCIAL CORP
filed 2018-10-29
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of October 28, 2018, the Registrant had 11,540,770 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,641	$16,345
Interest bearing balances with banks	3,404	3,960
Total cash and cash equivalents	22,045	20,305
Certificates of deposit with other banks	14,778	14,778
Investment Securities:
Securities available-for-sale, at fair value	216,714	231,507
Equity securities	9,592	—
Loans held for sale	63,706	66,794
Loans:	1,296,460	1,105,941
Less: Allowance for loan losses	(11,439)	(9,878)
Net Loans	1,285,021	1,096,063
Premises and equipment	26,706	26,686
Bank owned life insurance	32,918	32,666
Accrued interest receivable and other assets	33,144	27,023
Goodwill	18,480	18,480
TOTAL ASSETS	$1,723,104	$1,534,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$240,847	$125,963
Interest bearing	1,138,339	1,033,617
Total deposits	1,379,186	1,159,580

Accrued interest payable and other liabilities	16,763	16,434
Repurchase agreements	15,755	22,403
FHLB and other borrowings	122,000	152,169
Subordinated debt	18,524	33,524
Total liabilities	1,552,228	1,384,110

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 issued in 2018 and 2017, respectively (See Footnote 7)	7,834	7,834
Common stock, par value $1; 20,000,000 shares authorized; 11,588,070 shares issued and 11,536,993 shares outstanding in 2018 and 10,495,704 shares issued and 10,444,627 shares outstanding in 2017	11,588	10,496
Additional paid-in capital	115,497	98,698
Retained earnings	45,745	37,236
Accumulated other comprehensive loss	(8,704)	(2,988)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	170,876	150,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,723,104	$1,534,302

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$44,777	$37,695	$16,364	$13,275
Interest on deposits with other banks	284	250	103	89
Interest on investment securities - taxable	2,655	1,884	869	693
Interest on tax exempt loans and securities	2,458	1,683	840	573
Total interest income	50,174	41,512	18,176	14,630

INTEREST EXPENSE
Interest on deposits	7,938	5,952	3,110	2,083
Interest on repurchase agreements	49	56	10	20
Interest on FHLB and other borrowings	3,110	1,216	1,199	548
Interest on subordinated debt	1,433	1,674	333	565
Total interest expense	12,530	8,898	4,652	3,216

NET INTEREST INCOME	37,644	32,614	13,524	11,414
Provision for loan losses	2,148	1,137	1,069	96
Net interest income after provision for loan losses	35,496	31,477	12,455	11,318

NONINTEREST INCOME
Service charges on deposit accounts	741	559	275	207
Income on bank owned life insurance	958	453	520	151
Interchange and debit card transaction fees	459	906	167	293
Mortgage fee income	24,634	28,604	9,008	10,018
Gain on sale of portfolio loans	217	477	5	265
Insurance and investment services income	540	395	199	147
Gain on sale of available-for-sale securities, net	327	455	1	105
Gain (loss) on derivatives, net	509	(2,216)	(728)	(1,306)
Commercial swap fee income	419	322	6	52
Holding gain on equity securities	583	—	623	—
Other operating income	958	594	435	226
Total noninterest income	30,345	30,549	10,511	10,158

NONINTEREST EXPENSES
Salary and employee benefits	34,487	33,009	11,520	11,249
Occupancy expense	3,178	3,083	1,049	1,042
Equipment depreciation and maintenance	2,439	2,214	834	783
Data processing and communications	2,735	3,833	938	1,139
Mortgage processing	2,751	2,455	867	818
Marketing, contributions, and sponsorships	966	867	271	263
Professional fees	2,548	2,264	1,015	851
Printing, postage, and supplies	597	783	198	320
Insurance, tax, and assessment expense	1,333	1,403	487	475
Travel, entertainment, dues, and subscriptions	1,991	1,621	712	562
Other operating expenses	1,380	1,254	526	464
Total noninterest expense	54,405	52,786	18,417	17,966
Income before income taxes	11,436	9,240	4,549	3,510
Income tax expense	2,432	3,088	970	1,192
Net income	$9,004	$6,152	$3,579	$2,318
Preferred dividends	366	374	123	123
Net income available to common shareholders	$8,638	$5,778	$3,456	$2,195

Earnings per share - basic	$0.80	$0.56	$0.30	$0.21
Earnings per share - diluted	$0.77	$0.56	$0.29	$0.21
Cash dividends declared	$0.080	$0.075	$0.030	$0.025
Weighted average shares outstanding - basic	10,845,166	10,262,944	11,416,202	10,443,443
Weighted average shares outstanding - diluted	11,690,314	10,288,534	13,113,259	12,410,070
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Net Income	$9,004	$6,152	$3,579	$2,318

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	(7,455)	3,158	(2,119)	160

Income tax effect	2,012	(1,263)	571	(64)

Reclassification adjustment for gain recognized in income	(327)	(455)	(1)	(105)

Income tax effect	88	182	—	42

Change in defined benefit pension plan	972	(336)	200	—

Income tax effect	(262)	134	(54)	—

Total other comprehensive income (loss)	(4,972)	1,420	(1,403)	33

Comprehensive income	$4,032	$7,572	$2,176	$2,351

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2016	$16,334	$10,048	$93,412	$31,192	$(4,277)	$(1,084)	$145,625

Net Income	—	—	—	6,152	—	—	6,152
Other comprehensive income	—	—	—	—	1,420	—	1,420
Cash dividends paid ($0.075 per share)	—	—	—	(773)	—	—	(773)
Dividends on preferred stock	—	—	—	(374)	—	—	(374)
Common stock issuance, net of issuance costs	—	444	4,487	—	—	—	4,931
Stock based compensation	—	—	506	—	—	—	506
Common stock options exercised	—	4	(14)	—	—	—	(10)
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)

Balance September 30, 2017	$7,834	$10,496	$98,391	$36,197	$(2,857)	$(1,084)	$148,977

Balance December 31, 2017	7,834	10,496	98,698	37,236	(2,988)	(1,084)	150,192

Net Income	$—	$—	$—	$9,004	$—	$—	$9,004
Other comprehensive loss	—	—	—	—	(4,972)	—	(4,972)
Cash dividends paid ($0.08 per share)	—	—	—	(873)	—	—	(873)
Dividends on preferred stock	—	—	—	(366)	—	—	(366)
Stock based compensation	—	—	920	—	—	—	920
Common stock options exercised	—	153	1,853	—	—	—	2,006
Restricted stock units vested	—	1	(1)	—	—	—	—
Stranded AOCI (See Footnote 2)	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017 (See Footnote 2)	—	—	—	98	(98)	—	—
Common stock issued from subordinated debt conversion, net of costs	—	938	14,027	—	—	—	14,965

Balance September 30, 2018	$7,834	$11,588	$115,497	$45,745	$(8,704)	$(1,084)	$170,876

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net Income	$9,004	$6,152
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	994	801
Net amortization of deferred loan costs	105	95
Provision for loan losses	2,148	1,137
Depreciation and amortization	2,210	1,980
Stock based compensation	920	506
Loans originated for sale	(933,134)	(1,050,759)
Proceeds of loans sold	960,856	1,100,480
Mortgage fee income	(24,634)	(28,604)
Gain on sale of securities	(352)	(827)
Loss on sale of securities	25	372
Gain on sale of portfolio loans	(217)	(477)
Income on bank owned life insurance	(958)	(453)
Deferred taxes	263	(470)
Other, net	(4,056)	(5,385)
Net cash provided by operating activities	13,174	24,548
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(19,742)	(86,692)
Maturities/paydowns of investment securities available-for-sale	16,283	11,961
Sales of investment securities available-for-sale	2,794	52,108
Purchases of premises and equipment	(2,164)	(4,008)
Net increase in loans	(190,994)	(42,062)
Purchases of restricted bank stock	(17,750)	(15,450)
Redemptions of restricted bank stock	17,550	16,005
Proceeds from sale of certificates of deposit with banks	—	1,978
Purchases of certificates of deposit with banks	—	(2,229)
Proceeds from sale of other real estate owned	362	—
Purchase (redemption) of bank owned life insurance	706	(50)
Purchase of equity securities	(2,000)	—
Net cash used in investing activities	(194,955)	(68,439)
FINANCING ACTIVITIES
Net increase in deposits	219,606	58,182
Net decrease in repurchase agreements	(6,648)	(115)
Net change in short-term FHLB borrowings	(67,909)	(32,605)
Principal payments on FHLB borrowings	(12,260)	(595)
Proceeds from new FHLB borrowings	50,000	26,682
Subordinated debt conversion costs	(35)	—
Proceeds from stock offering	—	4,931
Preferred stock redemption	—	(8,500)
Common stock options exercised	2,006	(10)
Cash dividends paid on common stock	(873)	(773)
Cash dividends paid on preferred stock	(366)	(374)
Net cash provided by financing activities	183,521	46,823
Increase in cash and cash equivalents	1,740	2,932
Cash and cash equivalents at beginning of period	20,305	17,340
Cash and cash equivalents at end of period	$22,045	$20,272
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$720	$1,017
Cashless stock options exercised	$153	$4
Restricted stock units vested	$1	$—
Common stock converted from subordinated debt	$15	$—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$13,607	$9,100
Income taxes	$107	$6,025
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

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10‑Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements included in the Company’s 2017 filing on Form 10-K. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s December 31, 2017, Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Note 2 – Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which amounted to $646 thousand.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company's project management team and Management Loan Committee (“MLC”) engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist with implementation that will be tested throughout 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:(1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company established a project management team, which is currently evaluating the impact of the new standard, and expects an increase to the Consolidated Balance Sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the Consolidated Statements of Income, for arrangements previously accounted for as operating leases.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company's Consolidated Financial Statements. In accordance with 5) above, the Company measures the fair value of its loan portfolio on a quarterly basis using an exit price notion. See Note 6, “Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The Company evaluated the impact of this standard on individual customer contracts, while management evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company determined that this standard did not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company also completed an evaluation of certain costs related to customer contracts and revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on the evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense are now recorded as contra-revenue). This classification change resulted in immaterial changes to both revenue and expense. The Company adopted the revenue recognition standard and its related amendments as of January 1, 2018 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card related cost reclassifications noted above.

Note 3 – Investment Securities

There were no held-to-maturity securities at September 30, 2018 or December 31, 2017.

Amortized cost and fair values of investment securities available-for-sale at September 30, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$80,486	$—	$(2,774)	$77,712
U.S. Sponsored Mortgage-backed securities	53,882	—	(2,928)	50,954
Municipal securities	81,143	71	(2,263)	78,951
Total debt securities	215,511	71	(7,965)	207,617
Other securities	9,126	35	(64)	9,097
Total investment securities available-for-sale	$224,637	$106	$(8,029)	$216,714

Amortized cost and fair values of investment securities available-for-sale at December 31, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$81,705	$81	$(841)	$80,945
U.S. Sponsored Mortgage-backed securities	59,387	31	(1,264)	58,154
Municipal securities	74,482	1,733	(373)	75,842
Total debt securities	215,574	1,845	(2,478)	214,941
Equity and other securities	15,940	644	(18)	16,566
Total investment securities available-for-sale	$231,514	$2,489	$(2,496)	$231,507

The following table summarizes amortized cost and fair values of debt securities by maturity:

	September 30, 2018
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
After one year, but within five	46,668	45,665
After five years, but within ten	28,213	26,818
After ten years	140,630	135,134
Total	$215,511	$207,617

Investment securities with a carrying value of $67.2 million at September 30, 2018, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2018, the details of which are included in the following table. Although these securities, if sold at September 30, 2018 would result in a pretax loss of $8.0 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2018, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at September 30, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (56)	$35,654	$(837)	$42,058	$(1,937)
U.S. Sponsored Mortgage-backed securities (42)	11,646	(493)	39,309	(2,435)
Municipal securities (97)	34,043	(973)	20,585	(1,290)
Other securities (4)	$1,977	$(44)	$501	$(20)
	$83,320	$(2,347)	$102,453	$(5,682)

The following table discloses investments in an unrealized loss position at December 31, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (45)	$61,834	$(659)	$7,709	$(182)
U.S. Sponsored Mortgage-backed securities (39)	16,825	(159)	37,427	(1,105)
Municipal securities (47)	8,826	(48)	16,781	(325)
Equity and other securities (2)	1,034	(18)	—	—
	$88,519	$(884)	$61,917	$(1,612)

For the three-month periods ended September 30, 2018 and 2017, the Company sold investments available-for-sale of $2.1 million and $19.0 million, respectively. These sales resulted in gross gains of $27 thousand and $111 thousand and gross losses of $26 thousand and $6 thousand, respectively.

For the nine-month periods ended September 30, 2018 and 2017, the Company sold investments available-for-sale of $2.8 million and $52.1 million, respectively. These sales resulted in gross gains of $352 thousand and $827 thousand and gross losses of $25 thousand and $372 thousand, respectively.

For the three and nine months ended September 30, 2018, the Company recognized an unrealized gain of $623 thousand and $583 thousand, respectively, on equity securities held as of September 30, 2018, which was recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheet at September 30, 2018 and December 31, 2017, were as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial and Non-Residential Real Estate	$929,284	$783,909
Residential Real Estate	298,749	246,214
Home Equity	57,629	62,400
Consumer	10,463	12,783
Total Loans	$1,296,125	$1,105,306
Deferred loan origination fees and costs, net	335	635
Loans receivable	$1,296,460	$1,105,941

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank's methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans were $1.7 million and $1.3 million, while the related reserves were $168 thousand and $169 thousand as of September 30, 2018 and December 31, 2017.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2018 and December 31, 2017, the liability for unfunded commitments related to loans held for investment was $284 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(616)	(11)	—	(52)	(679)
Recoveries	10	19	58	5	92
Provision (recovery)	1,827	242	(139)	218	2,148
ALL balance at September 30, 2018	$9,025	$1,369	$624	$421	$11,439
Individually evaluated for impairment	$1,262	$88	$—	$226	$1,576
Collectively evaluated for impairment	$7,763	$1,281	$624	$195	$9,863

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at June 30, 2018	$8,664	$1,172	$602	$213	$10,651
Charge-offs	(292)	—	—	(2)	(294)
Recoveries	—	10	2	1	13
Provision (recovery)	653	187	20	209	1,069
ALL balance at September 30, 2018	$9,025	$1,369	$624	$421	$11,439

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$11,704	$3,287	$111	$334	$15,436
Collectively evaluated for impairment	917,580	295,462	57,518	10,129	1,280,689
Total Loans	$929,284	$298,749	$57,629	$10,463	$1,296,125

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(645)	(141)	(33)	(106)	(925)
Recoveries	22	40	3	18	83
Provision	746	155	91	145	1,137
ALL balance at September 30, 2017	$7,304	$1,044	$789	$259	$9,396
Individually evaluated for impairment	$420	$—	$1	$—	$421
Collectively evaluated for impairment	$6,884	$1,044	$788	$259	$8,975

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at June 30, 2017	$7,723	$992	$777	$256	$9,748
Charge-offs	(382)	—	—	(90)	(472)
Recoveries	1	6	1	16	24
Provision (recovery)	(38)	46	11	77	96
ALL balance at September 30, 2017	$7,304	$1,044	$789	$259	$9,396

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$10,457	$1,166	$581	$183	$12,387
Collectively evaluated for impairment	771,739	233,070	63,692	12,912	1,081,413
Total Loans	$782,196	$234,236	$64,273	$13,095	$1,093,800

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2018 and December 31, 2017:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2018
Commercial
Commercial Business	$262	$103	$3,615	$3,877	$3,899
Commercial Real Estate	5,090	1,159	1,580	6,670	7,490
Acquisition & Development	—	—	1,157	1,157	3,437
Total Commercial	5,352	1,262	6,352	11,704	14,826
Residential	455	88	2,832	3,287	3,335
Home Equity	—	—	111	111	111
Consumer	289	226	45	334	336
Total Impaired Loans	$6,096	$1,576	$9,340	$15,436	$18,608

December 31, 2017
Commercial
Commercial Business	$3,283	$22	$979	$4,262	$4,275
Commercial Real Estate	4,603	1,150	2,814	7,417	7,921
Acquisition & Development	—	—	2,117	2,117	4,090
Total Commercial	7,886	1,172	5,910	13,796	16,286
Residential	—	—	1,569	1,569	1,601
Home Equity	—	—	13	13	13
Consumer	69	16	109	178	475
Total Impaired Loans	$7,955	$1,188	$7,601	$15,556	$18,375

Impaired loans have decreased by $120 thousand, or 0.77%, during the nine months ended September 30, 2018. This change is the net effect of multiple factors, including the identification of $2.9 million of impaired loans, principal curtailments of $1.3 million, partial charge-offs of $362 thousand, the foreclosure of a commercial development loan which required the reclassification of $720 thousand to other real estate owned, the classification of $424 thousand to performing loans based on improved repayment performance, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Nine Months Ended September 30, 2018			Three Months Ended September 30, 2018
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,192	$119	$106	$3,917	$38	$2
Commercial Real Estate	7,060	71	63	6,836	24	21
Acquisition & Development	1,399	—	—	1,158	—	—
Total Commercial	12,651	190	169	11,911	62	23
Residential	2,404	15	11	3,265	5	3
Home Equity	90	1	1	113	—	—
Consumer	139	—	—	233	—
Total	$15,284	$206	$181	$15,522	$67	$26

	Nine Months Ended September 30, 2017			Three Months Ended September 30, 2017
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,479	$116	$87	$3,720	$39	$27
Commercial Real Estate	2,783	75	74	2,915	25	24
Acquisition & Development	3,661	7	10	3,637	2	3
Total Commercial	9,923	198	171	10,272	66	54
Residential	1,402	8	44	1,256	2	20
Home Equity	641	1	1	644	—	—
Consumer	189	—	—	184	—	—
Total	$12,155	$207	$216	$12,356	$68	$74

As of September 30, 2018, the Bank's other real estate owned balance totaled $1.7 million. The Bank held eight foreclosed residential real estate properties representing $732 thousand, or 42%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included three properties for a total of $395 thousand, while the other also included three properties for a total of $174 thousand. The two remaining residential real estate properties, totaling $163 thousand, were result of the foreclosure of two unrelated borrowers. The remaining $1.0 million, or 58%, of other real estate owned is the result of the foreclosure of three unrelated commercial development loans. There are two additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $1.7 million as of September 30, 2018. These loans are included in the table above and have $88 thousand in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial
Commercial Business	$420,898	$5,197	$4,669	$—	$430,764
Commercial Real Estate	347,789	15,839	2,342	4,184	370,154
Acquisition & Development	124,395	181	2,933	857	128,366
Total Commercial	893,082	21,217	9,944	5,041	929,284
Residential	293,946	2,628	1,600	575	298,749
Home Equity	56,726	864	39	—	57,629
Consumer	9,965	478	20	—	10,463
Total Loans	$1,253,719	$25,187	$11,603	$5,616	$1,296,125

December 31, 2017
Commercial
Commercial Business	$371,041	$4,816	$4,506	$—	$380,363
Commercial Real Estate	271,751	22,995	5,961	1,149	301,856
Acquisition & Development	96,712	931	2,230	1,817	101,690
Total Commercial	739,504	28,742	12,697	2,966	783,909
Residential	242,823	3,036	223	132	246,214
Home Equity	61,037	1,311	52	—	62,400
Consumer	12,453	174	25	131	12,783
Total Loans	$1,055,817	$33,263	$12,997	$3,229	$1,105,306

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
September 30, 2018
Commercial
Commercial Business	$426,207	$1,005	$218	$3,334	$4,557	$430,764	$3,817	$—
Commercial Real Estate	365,633	—	—	4,521	4,521	370,154	4,581	—
Acquisition & Development	127,209	—	—	1,157	1,157	128,366	1,157	—
Total Commercial	919,049	1,005	218	9,012	10,235	929,284	9,555	—
Residential	296,324	24	443	1,958	2,425	298,749	2,894	—
Home Equity	57,450	165	14	—	179	57,629	72	—
Consumer	10,123	23	—	317	340	10,463	325	—
Total Loans	$1,282,946	$1,217	$675	$11,287	$13,179	$1,296,125	$12,846	$—

December 31, 2017
Commercial
Commercial Business	$377,901	$512	$1,368	$582	$2,462	$380,363	$1,027	$—
Commercial Real Estate	300,282	45	1,149	380	1,574	301,856	5,206	—
Acquisition & Development	99,573	—	874	1,243	2,117	101,690	2,117	—
Total Commercial	777,756	557	3,391	2,205	6,153	783,909	8,350	—
Residential	243,177	1,879	707	451	3,037	246,214	1,157	—
Home Equity	61,907	240	240	13	493	62,400	13	—
Consumer	12,634	11	—	138	149	12,783	179	—
Total Loans	$1,095,474	$2,687	$4,338	$2,807	$9,832	$1,105,306	$9,699	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At September 30, 2018 and December 31, 2017, the Bank had specific reserve allocations for TDR’s of $484 thousand and $439 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $6.4 million and $6.4 million as of September 30, 2018 and December 31, 2017, respectively. Of these totals, $2.6 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 17% and 38%, respectively of total impaired loans. Meanwhile, $3.7 million represents three loans to two borrowers that have defaulted under the restructured terms. Two of the three loans, totaling $432 thousand, are commercial acquisition and development loans that were considered TDR's due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. The third loan, to an unrelated borrower, is a $3.2 million commercial term loan which was previously considered a TDR due to multiple interest only periods being provided. This loan defaulted during the three months ended September 30, 2018. The default is due to delayed payments stemming from ongoing negotiations with respect to a third-party operator that is expected to provide a new source of reliable cash flow to service the required payments of this loan. These negotiations are expected to conclude in the fourth quarter of 2018. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of September 30, 2018 and December 31, 2017.

A commercial loan in the amount of $128 thousand was classified as impaired and as a TDR in the first quarter of 2018. Additionally, a commercial loan in the amount of $144 thousand was classified as a TDR in the second quarter of 2018. There were two additional loans to one borrower, a home equity line of credit and a consumer loan, totaling $49 thousand, that were also classified as TDR's in the second quarter of 2018. There were no new TDR’s for the three months ended September 30, 2018.

	New TDR's [1]
	Nine Months Ended September 30, 2018			Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$272	$272	—	$—	$—
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	2	272	272	—	—	—
Residential	—	—	—	—	—	—
Home Equity	1	39	39	—	—	—
Consumer	1	10	10	—	—	—
Total	4	$321	$321	—	$—	$—

New TDR's [1]
	Nine Months Ended September 30, 2017			Three Months Ended September 30, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	1	$147	$147	1	$147	$147
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	1	147	147	1	147	147
Residential	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$147	$147	1	$147	$147

1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Note 5 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $119.5 million at September 30, 2018, compared to $149.6 million at December 31, 2017.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Balance at end of period	$119,487	$149,596
Average balance during the period	203,590	100,969
Maximum month-end balance	264,297	220,097
Weighted-average rate during the year	2.22%	1.16%
Weighted-average rate at end of period	2.28%	1.61%

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

All of the Company’s repurchase agreements were overnight agreements at September 30, 2018 and December 31, 2017. These borrowings were collateralized with investment securities with a carrying value of $16.2 million and $23.1 million at September 30, 2018 and December 31, 2017, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $15.8 million at September 30, 2018, compared to $22.4 million in December 31, 2017.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Balance at end of period	$15,755	$22,403
Average balance during the period	17,911	25,160
Maximum month-end balance	20,903	25,972
Weighted-average rate during the year	0.37%	0.30%
Weighted-average rate at end of period	0.16%	0.34%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,756	$1,798
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	757	775
	$2,513	$2,573

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Balance at end of period	$18,524	$33,524
Average balance during the period	19,932	33,524
Maximum month-end balance	33,524	33,524
Weighted-average rate during the year	6.69%	6.69%
Weighted-average rate at end of period	6.49%	6.70%

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

The Notes are unsecured and subject to the terms and conditions of any senior debt and after consultation with the Board of Governors of the Federal Reserve System, the Company may, after the Notes have been outstanding for 5 years, and without premium or penalty, prepay all or a portion of the unpaid principal amount of any Note together with the unpaid interest accrued on such portion of the principal amount of such Note. All such prepayments shall be made pro rata among the holders of all outstanding Notes.

At the election of a holder, any or all of the Notes may be converted into shares of common stock during the 8-day period after the first, second, third, fourth, and fifth anniversaries of the issuance of the Notes or upon a notice to prepay by the Company. On December 28, 2017, the Company distributed notices to the holders of the Notes that provide that the Company has elected to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 1, 2019, which is the final conversion date for the Notes. The Notes will convert into common stock based on $16 per share of the Company’s common stock. The conversion price will be subject to anti-dilution adjustments for certain events such as stock splits, reclassifications, non-cash distributions, extraordinary cash dividends, pro rata repurchases of common stock, and business combination transactions. The Company must give 20 days’ notice to the holders of the Company’s intent to prepay the Notes, so that holders may execute the conversion right set forth above if a holder so desires.

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

The Company reflects subordinated debt in the amount of $18.5 million and $33.5 million as of September 30, 2018 and December 31, 2017 and interest expense of $1.4 million and $1.7 million for the nine months ended September 30, 2018 and 2017.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2018	119,508
2019	85
2020	90
2021	886
2022	1,431
Thereafter	18,524
$140,524

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 17, “Fair Value of Financial Instruments” and Note 18, “Fair Value Measurement” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2017 Annual Report on Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans held for investment is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are considered a Level III classification.

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

•
Available-for-sale investment and equity securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three months ended September 30, 2018. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$77,712	$—	$77,712
U.S. Sponsored Mortgage backed securities	—	50,954	—	50,954
Municipal securities	—	49,627	29,324	78,951
Other securities	—	9,097	—	9,097
Equity securities	6,020	—	3,572	9,592
Loans held for sale	—	63,706	—	63,706
Interest rate lock commitment	—	—	1,672	1,672
Interest rate swap	—	387	—	387
Interest rate cap	—	63	—	63
Mortgage-backed security hedges	—	470	—	470
Liabilities:
Interest rate swap	—	387	—	387

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$80,945	$—	$80,945
U.S. Sponsored Mortgage backed securities	—	58,154	—	58,154
Municipal securities	—	52,933	22,909	75,842
Equity securities	1,607	14,059	900	16,566
Loans held for sale	—	66,794	—	66,794
Interest rate lock commitment	—	—	1,426	1,426
Interest rate swap	—	268	—	268
Interest rate cap	—	33	—	33
Liabilities:
Interest rate swap	—	268	—	268
Mortgage-backed security hedges	—	78	—	78

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2017	$1,426	$22,909	$900	$25,235
Realized and unrealized gains included in earnings	246	—	672	918
Purchase of securities	—	6,232	2,000	8,232
Unrealized gain included in other comprehensive income (loss)	—	1,541	—	1,541
Unrealized loss included in other comprehensive income (loss)	—	(1,358)	—	(1,358)
Balance at September 30, 2018	$1,672	$29,324	$3,572	$34,568

Balance at June 30, 2018	$2,375	$28,173	$900	$31,448
Realized and unrealized gains included in earnings	(703)	—	672	(31)
Purchase of securities	—	—	2,000	2,000
Unrealized gain included in other comprehensive income (loss)	—	1,787	—	1,787
Unrealized loss included in other comprehensive income (loss)	—	(636)	—	(636)
Balance at September 30, 2018	$1,672	$29,324	$3,572	$34,568

Balance at December 31, 2016	$1,546	$6,135	$300	$7,981
Realized and unrealized gains included in earnings	303	—	—	303
Unrealized gain included in other comprehensive income (loss)	—	54	—	54
Balance at September 30, 2017	$1,849	$6,189	$300	$8,338

Balance at June 30, 2017	$2,094	$6,189	$300	$8,583
Realized and unrealized losses included in earnings	(245)	—	—	(245)
Unrealized gain included in other comprehensive income (loss)	—	—	—	—
Balance at September 30, 2017	$1,849	$6,189	$300	$8,338

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 are included in the table below:

	September 30, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$13,860	$13,860
Other real estate owned	—	—	1,750	1,750

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,368	$14,368
Other real estate owned	—	—	1,346	1,346

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at September 30, 2018 and December 31, 2017.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2018
Nonrecurring measurements:
Impaired loans	$13,860	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,750	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$29,324	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,672	Pricing model	Pull through rates	76% - 92%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2017
Nonrecurring measurements:
Impaired loans	$14,368	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,346	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$22,909	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,426	Pricing model	Pull through rates	73% - 85%

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2018
Financial assets:
Cash and cash equivalents	$22,045	$22,045	$22,045	$—	$—
Certificates of deposits with other banks	14,778	14,370	—	14,370	—
Securities available-for-sale	216,714	216,714	—	187,390	29,324
Equity securities	9,592	9,592	6,020	—	3,572
Loans held for sale	63,706	63,706	—	63,706	—
Loans, net	1,285,021	1,273,339	—	—	1,273,339
Mortgage servicing rights	175	175	—	—	175
Interest rate lock commitment	1,672	1,672	—	—	1,672
Interest rate swap	387	387	—	387	—
Interest rate cap	63	63	—	63	—
Accrued interest receivable	6,185	6,185	—	1,767	4,418
Mortgage-backed security hedges	470	470	—	470	—

Financial liabilities:
Deposits	$1,379,186	$1,317,934	$—	$1,317,934	$—
Repurchase agreements	15,755	15,755	—	15,755	—
FHLB and other borrowings	122,000	122,017	—	122,017	—
Interest rate swap	387	387	—	387	—
Accrued interest payable	911	911	—	911	—
Subordinated debt	18,524	19,304	—	19,304	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$20,305	$20,305	$20,305	$—	$—
Certificates of deposits with other banks	14,778	14,695	—	14,695	—
Securities available-for-sale	231,507	231,507	1,607	206,091	23,809
Loans held for sale	66,794	66,794	—	66,794	—
Loans, net	1,096,063	1,093,824	—	—	1,093,824
Mortgage servicing rights	182	182	—	—	182
Interest rate lock commitment	1,426	1,426	—	—	1,426
Interest rate swap	268	268	—	268	—
Interest rate cap	33	33	—	33	—
Accrued interest receivable	5,296	5,296	—	1,241	4,055

Financial liabilities:
Deposits	$1,159,580	$1,126,615	$—	$1,126,615	$—
Repurchase agreements	22,403	22,403	—	22,403	—
FHLB and other borrowings	152,169	152,190	—	152,190	—
Mortgage-backed security hedges	78	78	—	78	—
Interest rate swap	268	268	—	268	—
Accrued interest payable	643	643	—	643	—
Subordinated debt	33,524	35,117	—	35,117	—

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

On June 30, 2014, the Company filed Certificates of Designations for its Convertible Noncumulative Perpetual Preferred Stock, Series B (“Class B Preferred”) and its Convertible Noncumulative Perpetual Preferred Stock, Series C (“Class C Preferred”). The Class B Preferred Certificate designated 400 shares of preferred stock as Class B Preferred shares. The Class B Preferred shares carry an annual dividend rate of 6% and are convertible into shares of Company common stock within 30 days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class B Preferred Stock regarding the Company's agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class B Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class B Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A. Holders of Class B Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class B Preferred shares, share exchanges, reclassifications or changes of control, or as required by law.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands except shares and per share data)	2018	2017	2018	2017
Numerator for basic earnings per share:
Net income	$9,004	$6,152	$3,579	$2,318
Less: Dividends on preferred stock	366	374	123	123
Net income available to common shareholders - basic	$8,638	$5,778	$3,456	$2,195

Numerator for diluted earnings per share:
Net income available to common shareholders - basic	$8,638	$5,778	$3,456	$2,195
Add: Dividends on convertible preferred stock	366	—	123	—
Add: Interest on subordinated debt (tax effected)	—	—	228	352
Net income available to common shareholders - diluted	$9,004	$5,778	$3,807	$2,547

Denominator:
Total average shares outstanding	10,845,166	10,262,944	11,416,202	10,443,443
Effect of dilutive convertible preferred stock	489,625	—	489,625	—
Effect of dilutive convertible subordinated debt	—	—	900,000	1,837,500
Effect of dilutive stock options and restrictive stock units	355,523	25,590	307,432	129,127
Total diluted average shares outstanding	11,690,314	10,288,534	13,113,259	12,410,070

Earnings per share - basic	$0.80	$0.56	$0.30	$0.21
Earnings per share - diluted	$0.77	$0.56	$0.29	$0.21

For the nine months ended September 30, 2018 and 2017, approximately 900 thousand and 2.3 million, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended September 30, 2018 and 2017, approximately 0 and 490 thousand, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the nine and three months ended September 30, 2018, approximately 44 thousand shares and 54 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and six-month periods ended September 30, 2018 and September 30, 2017 are as follows:

Three Months Ended September 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$16,506	$1,763	$1	$(94)	$18,176
Mortgage fee income	152	9,246	—	(390)	9,008
Other income	2,203	(738)	1,706	(1,668)	1,503
Total operating income	18,861	10,271	1,707	(2,152)	28,687
Expenses:
Interest expense	3,664	1,138	333	(483)	4,652
Salaries and employee benefits	3,493	6,047	1,980	—	11,520
Provision for loan losses	1,025	44	—	—	1,069
Other expense	5,274	2,147	1,145	(1,669)	6,897
Total operating expenses	13,456	9,376	3,458	(2,152)	24,138
Income (loss) before income taxes	5,405	895	(1,751)	—	4,549
Income tax expense (benefit)	1,121	229	(380)	—	970
Net income (loss)	$4,284	$666	$(1,371)	$—	$3,579
Preferred stock dividends	—	—	123	—	123
Net income (loss) available to common shareholders	4,284	666	(1,494)	—	3,456

Capital Expenditures for the three-month period ended September 30, 2018	$808	$128	$65	$—	$1,001
Total Assets as of September 30, 2018	1,722,542	170,931	191,033	(361,402)	1,723,104
Total Assets as of December 31, 2017	1,533,497	149,323	184,599	(333,117)	1,534,302
Goodwill as of September 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Three Months Ended September 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$13,432	$1,352	$1	$(155)	$14,630
Mortgage fee income	200	10,042	—	(224)	10,018
Other income	1,466	(1,279)	1,250	(1,297)	140
Total operating income	15,098	10,115	1,251	(1,676)	24,788
Expenses:
Interest expense	2,347	684	565	(380)	3,216
Salaries and employee benefits	3,107	6,768	1,374	—	11,249
Provision for loan losses	—	96	—	—	96
Other expense	4,822	2,100	1,091	(1,296)	6,717
Total operating expenses	10,276	9,648	3,030	(1,676)	21,278
Income (loss) before income taxes	4,822	467	(1,779)	—	3,510
Income tax expense (benefit)	1,605	191	(604)	—	1,192
Net income (loss)	$3,217	$276	$(1,175)	$—	$2,318
Preferred stock dividends	—	—	123	—	123
Net income (loss) available to common shareholders	3,217	276	(1,298)	—	2,195

Capital Expenditures for the three-month period ended September 30, 2017	$109	$129	$151	$—	$389
Total Assets as of September 30, 2017	1,466,845	140,954	183,231	(319,440)	1,471,590
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of September 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Nine Months Ended September 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$45,772	$4,870	$3	$(471)	$50,174
Mortgage fee income	444	25,071	—	(881)	24,634
Other income	5,052	485	4,748	(4,574)	5,711
Total operating income	51,268	30,426	4,751	(5,926)	80,519
Expenses:
Interest expense	9,503	2,945	1,433	(1,351)	12,530
Salaries and employee benefits	10,946	18,289	5,252	—	34,487
Provision for loan losses	2,067	81	—	—	2,148
Other expense	14,803	6,566	3,124	(4,575)	19,918
Total operating expenses	37,319	27,881	9,809	(5,926)	69,083
Income (loss) before income taxes	13,949	2,545	(5,058)	—	11,436
Income tax expense (benefit)	2,932	654	(1,154)	—	2,432
Net income (loss)	$11,017	$1,891	$(3,904)	$—	$9,004
Preferred stock dividends	—	—	366	—	366
Net income (loss) available to common shareholders	11,017	1,891	(4,270)	—	8,638

Capital Expenditures for the nine-month period ended September 30, 2018	$1,820	$235	$109	$—	$2,164
Total Assets as of September 30, 2018	1,722,542	170,931	191,033	(361,402)	1,723,104
Total Assets as of December 31, 2017	1,533,497	149,323	184,599	(333,117)	1,534,302
Goodwill as of September 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Nine Months Ended September 30, 2017	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Revenues:
Interest income	$38,651	$3,206	$3	$(348)	$41,512
Mortgage fee income	573	28,616	—	(585)	28,604
Other income	4,074	(1,973)	3,768	(3,924)	1,945
Total operating income	43,298	29,849	3,771	(4,857)	72,061
Expenses:
Interest expense	6,635	1,521	1,674	(932)	8,898
Salaries and employee benefits	9,030	19,870	4,109	—	33,009
Provision for loan losses	966	171	—	—	1,137
Other expense	14,539	6,244	2,919	(3,925)	19,777
Total operating expenses	31,170	27,806	8,702	(4,857)	62,821
Income (loss) before income taxes	12,128	2,043	(4,931)	—	9,240
Income tax expense (benefit)	3,931	827	(1,670)	—	3,088
Net income (loss)	$8,197	$1,216	$(3,261)	$—	$6,152
Preferred stock dividends	—	—	374	—	374
Net income (loss) available to common shareholders	8,197	1,216	(3,635)	—	5,778

Capital Expenditures for the nine-month period ended September 30, 2017	$2,709	$1,102	$197	$—	$4,008
Total Assets as of September 30, 2017	1,466,845	140,954	183,231	(319,440)	1,471,590
Total Assets as of December 31, 2016	1,415,735	122,242	180,335	(299,508)	1,418,804
Goodwill as of September 30, 2017	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2016	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended September 30, 2018, the Commercial & Retail Banking segment earned $4.3 million compared to $3.2 million in 2017. Net interest income increased by $1.8 million, primarily the result of an increase of $2.6 million in interest and fees on loans. This increase in interest income was partially offset by an increase of $1.0 million in interest on deposits. Noninterest income increased by $689 thousand which was the result of an increase of $369 thousand in income on bank owned life insurance and an increase of $624 thousand in holding gain on equity securities. These increases were partially offset by a decrease of $259 thousand in gain on sale of portfolio loans and a decrease of $102 thousand in gain on sale of securities. Noninterest expense increased by $838 thousand, primarily the result of an increase of $386 thousand in salaries and employee benefits expense, an increase of $392 thousand in other operating expenses, and an increase of $219 thousand in professional fees. These increases were partially offset by a decrease of $85 thousand in printing, postage, and supplies and a decrease of $16 thousand in data processing and communications expense. In addition, provision expense increased by $1.0 million due to increased loan volume in the third quarter of 2018 versus the same quarter in 2017, slightly reduced historical loan loss rates, increased specific loan loss allocations, and a lower level of charge-offs in the third quarter of 2018 versus 2017.

For the nine months ended September 30, 2018, the Commercial & Retail Banking segment earned $11.0 million compared to $8.2 million in 2017. Net interest income increased by $4.3 million, primarily the result of an increase of $5.5 million in interest and fees on loans, an increase of $770 thousand in interest on taxable investment securities, and an increase of $775 thousand in interest on tax exempt loans and securities. This increase in interest income was partially offset by an increase of $2.0 million in interest on deposits and an increase of $889 thousand in interest on FHLB and other borrowings. Noninterest income increased by $849 thousand which was the result of an increase of $505 thousand in income on bank owned life insurance, an increase of $265 thousand in the performance of the interest rate cap, an increase of $165 thousand in Visa debit card and interchange income, and an increase of $182 thousand in service charges on deposit accounts, which were partially offset by a decrease of $313 thousand in the gain on sale of securities. Noninterest expense increased by $2.2 million, primarily the result of an increase of $1.9 million in salaries and employee benefits expense and an increase of $771 thousand in other operating expenses. These increases were partially offset by a decrease of $431 thousand in data processing and communications expense. In addition, provision expense increased $1.1 million due to increased loan volume in the first nine months of 2018 versus the same time period in 2017, slightly reduced historical loan loss rates, increased specific loan loss allocations, and a lower level of charge-offs in the nine months ended September 30, 2018 versus the same time frame in 2017.

Mortgage Banking

For the three months ended September 30, 2018, the Mortgage Banking segment earned $666 thousand compared to $276 thousand in 2017. Net interest income decreased $43 thousand, which was the result of an increase of $454 thousand in interest on FHLB and other borrowings due to an increase of $23.8 million in average borrowings and an increase in short-term borrowing rates, which was partially offset by an increase of $410 thousand in interest and fees on loans. Noninterest income decreased by $255 thousand, primarily the result of a decrease of $796 thousand in mortgage fee income, which was partially offset by an increase of $541 thousand in the gain on derivative. The decrease in mortgage fee income was driven by the decrease of mortgage production volume, which decreased by $26.3 million or 6.6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was offset by the gain on derivatives of $541 thousand, which was largely the result of an increase of $832 thousand in the valuation of the open trades used to hedge the derivative asset during the three months ended September 30, 2018 compared to a decrease of $437 thousand in the valuation of the open trades used to hedge the derivative asset during the three three months ended September 30, 2017. This was partially offset by a $1.2 million decrease in the derivative asset, as the locked pipeline related to the derivative asset decreased 19.6% in the third quarter of 2018 compared to a decrease of 20.1% in the third quarter of 2017. Noninterest expense decreased by $674 thousand, which was the result of a decrease of $721 thousand in salaries and employee benefits expense, which was partially offset by an increase of $50 thousand in mortgage processing expense. The decrease in salaries and employee benefits expense was primarily the result of a decrease in the overall contractual commissions to loan officers and management, as well as a decrease of $149 thousand in the earn out paid to management of the mortgage company related to the 2012 acquisition.

For the nine months ended September 30, 2018, the Mortgage Banking segment earned $1.9 million compared to $1.2 million in 2017. Net interest income increased by $240 thousand, primarily the result of an increase of $1.7 million in interest and fees on loans, offset by an increase of $1.4 million in interest on FHLB and other borrowings due to an increase of $37.5 million in average borrowings and an increase in short-term borrowing rates. Noninterest income decreased by $1.1 million, primarily the result of a decrease of $3.5 million in mortgage fee income, partially offset by an increase of $2.5 million in gain on derivatives. The decrease in mortgage fee income was driven by the decrease of mortgage production volume, which decreased by $60.5 million or 5.2% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This was offset by the increase in gain on derivatives of $2.5 million, which was largely the result of a 34.0% increase in the locked mortgage pipeline for the nine months ended September 30, 2018 compared to a 17.5% decrease in the locked mortgage pipeline for the nine months ended September 30, 2017. Noninterest expense decreased by $1.3 million, which was the result of a decrease of $1.6 million in salaries and employee benefits expense, which was partially offset by an increase of $296 thousand in mortgage processing expense. The decrease in salaries and employee benefits expense was primarily the result of lower commissions paid due to a 5.2% decrease in mortgage closed loan volume and a decrease of $479 thousand in the earn out paid to management of the mortgage company related to the 2012 acquisition.

Financial Holding Company

For the three months ended September 30, 2018, the Financial Holding Company segment lost $1.4 million compared to a loss of $1.2 million in 2017. Interest expense decreased $232 thousand, noninterest income increased $456 thousand, and noninterest expense increased $660 thousand. In addition, the income tax benefit decreased $224 thousand. The increase in noninterest income was primarily the result of an increase of $373 thousand in intercompany services income related to Regulation W and an increase of $84 thousand in other operating income. The increase in noninterest expense was primarily the result of an increase of $606 thousand in salaries and employee benefits expense and an increase of $150 thousand in travel, entertainment, dues, and subscriptions.

For the nine months ended September 30, 2018, the Financial Holding Company segment lost $3.9 million compared to a loss of $3.3 million in 2017. Interest expense decreased $241 thousand, noninterest income increased $980 thousand, and noninterest expense increased $1.3 million. In addition, the income tax benefit decreased $516 thousand. The increase in noninterest income was primarily the result of an increase of $651 thousand in intercompany services income related to Regulation W, an increase of $186 thousand in gain on sale of securities, an increase of $75 thousand in other operating income, and a $69 thousand holding gain on available-for-sale equity securities. The increase in noninterest expense was primarily the result of an increase of $1.1 million in salaries and employee benefits expense and an increase of $400 thousand in travel, entertainment, dues, and subscriptions, which were partially offset by a decrease of $115 thousand in professional fees.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of September 30, 2018 and 2017 is as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Service cost	$—	$—	$—	$—
Interest cost	264	270	88	90
Expected Return on Plan Assets	(279)	(258)	(93)	(86)
Amortization of Net Actuarial Loss	230	180	77	60
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$215	$192	$72	$64
Contributions Paid	$337	$261	$179	$145

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $283 thousand and $1 thousand as of September 30, 2018 and December 31, 2017, respectively. Service cost was $94 thousand and $282 thousand for the three and nine-month periods ended September 30, 2018, respectively.

Note 11 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$327	$455	$1	$105	Gain on sale of securities
	327	455	1	105	Total before tax
	(88)	(182)	—	(42)	Income tax expense
	239	273	1	63	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(230)	(180)	(77)	(60)	Salaries and benefits
	(230)	(180)	(77)	(60)	Total before tax
	62	72	21	24	Income tax expense
	(168)	(108)	(56)	(36)	Net of tax

Total reclassifications	$71	$165	$(55)	$27

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at December 31, 2017	$(5)	$(2,983)	$(2,988)
Other comprehensive loss before reclassification	(5,443)	542	(4,901)
Amounts reclassified from AOCI	(239)	168	(71)
Net current period OCI	(5,682)	710	(4,972)
Stranded AOCI	—	(646)	(646)
Mark to Market on equity positions held at December 31, 2017	(98)	—	(98)
Balance at September 30, 2018	$(5,785)	$(2,919)	$(8,704)

Balance at June 30, 2018	$(4,236)	$(3,065)	$(7,301)
Other comprehensive loss before reclassification	(1,548)	90	(1,458)
Amounts reclassified from AOCI	(1)	56	55
Net current period OCI	(1,549)	146	(1,403)
Balance at September 30, 2018	$(5,785)	$(2,919)	$(8,704)

Balance at December 31, 2016	(1,598)	(2,679)	(4,277)
Other comprehensive loss before reclassification	1,895	(310)	1,585
Amounts reclassified from AOCI	(273)	108	(165)
Net current period OCI	1,622	(202)	1,420
Balance at September 30, 2017	$24	$(2,881)	$(2,857)

Balance at June 30, 2017	$(9)	$(2,881)	$(2,890)
Other comprehensive loss before reclassification	96	(36)	60
Amounts reclassified from AOCI	(63)	36	(27)
Net current period OCI	33	—	33
Balance at September 30, 2017	$24	$(2,881)	$(2,857)

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents management's discussion and analysis of our consolidated financial condition at September 30, 2018 and December 31, 2017 and the results of our operations for the nine months ended September 30, 2018 and 2017. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2017.

Forward-looking Statements:

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively “we,” “our,” or “us”), including the Bank; and

•
statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook,” or similar expressions.

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

Summary of Results of Operations

As of September 30, 2018 and 2017 and for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Earnings and Per Share Data:
Net income	$9,004	$6,152	$3,579	$2,318
Net income available to common shareholders	$8,638	$5,778	$3,456	$2,195
Earnings per share - basic	$0.80	$0.56	$0.30	$0.21
Earnings per share - diluted	$0.77	$0.56	$0.29	$0.21
Cash dividends paid per common share	$0.08	$0.075	$0.030	$0.025
Book value per common share	$14.13	$13.51	$14.13	$13.51
Weighted average shares outstanding - basic	10,845,166	10,262,944	11,416,202	10,443,443
Weighted average shares outstanding - diluted	11,690,314	10,288,534	13,113,259	12,410,070

Performance Ratios:
Return on average assets [1]	0.75%	0.57%	0.85%	0.63%
Return on average equity [1]	7.65%	5.73%	8.53%	6.28%
Net interest margin [2]	3.37%	3.29%	3.43%	3.37%
Efficiency ratio [3]	80.02%	83.57%	76.63%	83.28%
Overhead ratio 1 4	4.52%	4.91%	4.38%	4.87%

Asset Quality Data and Ratios:
Charge-offs	$679	$925	$294	$472
Recoveries	$92	$83	$13	$24
Net loan charge-offs to total loans [1] [5]	0.06%	0.10%	0.09%	0.16%
Allowance for loan losses	$11,439	$9,396	$11,439	$9,396
Allowance for loan losses to total loans [6]	0.88%	0.86%	0.88%	0.86%
Nonperforming loans	$12,846	$6,559	$12,846	$6,559
Nonperforming loans to total loans	0.99%	0.60%	0.99%	0.60%

Capital Ratios:
Equity to assets	9.92%	10.12%	9.92%	10.12%
Leverage ratio	9.91%	9.41%	9.91%	9.41%
Common equity Tier 1 capital ratio	11.27%	10.76%	11.27%	10.76%
Tier 1 risk-based capital ratio	12.15%	11.79%	12.15%	11.79%
Total risk-based capital ratio	14.10%	15.18%	14.10%	15.18%
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

MVB Community Development Corporation was formed in 2017 and was created as a means to provide opportunities for loans and investments that help to increase access to equity capital in under-served urban and rural areas of West Virginia and our market area in Virginia.  MVB CDC promotes specific bank-driven economic development strategies, provides for effective support for it’s CRA compliance strategy, and helps to support positive local reputation of the bank through marketing and visible activities in the communities we live and work.

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

At September 30, 2018, the Company had 395 full-time equivalent employees.

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

The most significant accounting policies followed by the Company are presented in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2017 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company's 2017 Annual Report on Form 10-K, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Allowance for Loan Losses” section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Results of Operations

Overview of the Statements of Income

For the three months ended September 30, 2018, the Company earned $3.6 million compared to $2.3 million in the third quarter of 2017. Net interest income increased by $2.1 million, noninterest income increased by $353 thousand, and noninterest expenses increased by $451 thousand. The increase in net interest income was driven by an increase of $3.5 million in interest income. The increase in interest income was partially offset by an increase of $1.4 million in interest expense. The increase in interest income was due to average loan growth of $176.3 million with the yield on loans and loans held for sale increasing by 31 basis points, primarily due to an increase in commercial loan yield of 54 basis points and a 29-basis point increase in yield on investment securities, offset by a 16-basis point decrease in real estate loans. The $105.7 million increase in average interest-bearing liabilities generated the increase in interest expense of $1.4 million. The increase in interest expense was driven by a $651 thousand increase in borrowings and an increase in interest rates on FHLB and other borrowings, as well as a $711 thousand increase in certificates of deposit, through short-term brokered certificates of deposit, and an increase in the rates of certificates of deposit. FHLB and other borrowings increased by $53.4 million, while the cost of funds on FHLB and other borrowings increased by 89 basis points due to multiple interest rate increases since September 30, 2017. Certificates of deposit increased by $98.8 million, while the cost of funds on certificates of deposit increased by 41 basis points compared to the three months ended September 30, 2017.

The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $1.1 million and $96 thousand were made for the three months ended September 30, 2018 and 2017, respectively. The increase in loan loss provision is most attributable to the increase in the specific loan loss allocations in the third quarter of 2018, which increased by $526 thousand relative to a $35 thousand increase in the third quarter of 2017. Increased loan volume in the third quarter of 2018 versus the same time period in 2017 was also a significant driver of the need for provision in the three months ended September 30, 2018. Most notably, the commercial loan portfolio increased by $45.2 million for the three months ended September 30, 2018, in comparison to $785 thousand for the three months ended September 30, 2017. The residential mortgage loan portfolio increased by $37.9 million and decreased $7.9 million, respectively, during these same time periods. Meanwhile, historical loss rates were slightly lower in the third quarter of 2018 versus same time period in 2017, which resulted in a need for relatively less provision per dollar of new loan growth in the third quarter of 2018 versus the third quarter of 2017. Meanwhile, total charge offs of $294 thousand in the third quarter of 2018 were $178 thousand less for the three months ended September 30, 2018 versus the same time period in 2017.

For the nine months ended September 30, 2018, the Company earned $9.0 million compared to $6.2 million for the nine months ended September 30, 2017. Net interest income increased by $5.0 million, noninterest income decreased by $204 thousand, and noninterest expenses increased by $1.6 million. The increase in net interest income was driven by an increase of $8.7 million in interest income, which was partially offset by an increase of $3.6 million in interest expense. The increase in interest income was due to average loan growth of $112.6 million, with the yield on loans and loans held for sale increasing by 35 basis points, primarily due to an increase in commercial loan yield of 46 basis points, a 31-basis point increase in yield on investment securities, and a 14-basis point increase in real estate loans. The $115.1 million increase in average interest-bearing liabilities generated the increase in interest expense of $3.6 million. The increase in interest expense was driven by a $1.9 million increase in borrowings and an increase in interest rates on FHLB and other borrowings, as well as a $1.1 million increase in certificates of deposit and an increase in the rates of certificates of deposit. FHLB and other borrowings increased by $74.5 million, while the cost of funds on FHLB and other borrowings increased by 78 basis points due to multiple interest rate increases since September 30, 2017. Certificates of deposit increased by $40.9 million, while the cost of funds on certificates of deposit increased by 33 basis points compared to the nine months ended September 30, 2017.

The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $2.1 million and $1.1 million were made for the nine months ended September 30, 2018 and 2017, respectively. The significant increase in loan loss provision is most attributable to increased loan volume in the nine months ended September 30, 2018 versus the same time period in 2017. Most notably, the commercial loan portfolio increased by $145.4 million in the nine months ended September 30, 2018, in comparison to $25.6 million for the nine months ended September 30, 2017. Likewise, the residential mortgage loan portfolio increased by $52.5 million and $18.8 million, respectively, during those same time periods. Specific loan loss allocations increased by $388 thousand in the nine months ended September 30, 2018 and decreased by $122 thousand in the nine months ended September 30, 2017, creating a significant variance in the provision required in each of these two periods. Meanwhile, slightly reduced historical loan loss rates resulted in a need for relatively less provision per dollar of new loan growth in nine months ended September 30, 2018 versus the same time period in 2017. The reduction in historical loss rates is the result of the rolling quarter loss rate calculation, which no longer includes certain historical quarters which reported some of the Bank's most significant commercial loan losses. The historical loan loss rates have also decreased in the nine months ended September 30, 2018 as a result of the inclusion of the Bank’s actual loss rates for its Northern Virginia commercial loan portfolio, rather than using only peer loss rates in the historical loan loss rate calculations. Peer loss rates have been used exclusively until such time as the Northern Virginia commercial loan portfolio had accumulated at least twelve quarters of loss history. Specific loan loss allocations decreased in the nine months ended September 30, 2018 and in the nine months ended September 30, 2017, creating very little variance in the provision required in each of these two periods. Lastly, the Company charged off $679 thousand in loans during the nine months ended September 30, 2018 versus $925 thousand for the same time period in 2017.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. The net interest margin continues to face considerable pressure due to rising interest rates and competitive pricing of loans and deposits in the Bank’s markets. In June 2018, the Federal Reserve raised its key interest rate from a range of 1.75% to 2.00% to a range of 2.00% to 2.25%.

For the three months ended September 30, 2018 versus 2017, the Company was able to grow average investment securities by $45.3 million to $228.5 million and average loans and loans held for sale balances by $176.3 million to $1.3 billion. Average interest-

bearing liabilities increased by $105.7 million, primarily the result of a $98.8 million increase in average certificates of deposit balances and a $53.4 million increase in average FHLB and other borrowing balances. An increase in the Company's average non-interest balances of $77.8 million helped to sustain a 23 basis point favorable spread on net interest margin.

The net interest margin for the three months ended September 30, 2018 and 2017 was 3.43% and 3.37%, respectively. The 6 basis point increase in the net interest margin for the three months ended September 30, 2018 was the result of a 29 basis point increase in yield on average earning assets, primarily the result of a 31 basis point increase in yield on loans and loans held for sale. More specifically, the increase was due to an increase in commercial loan yield of 54 basis points and a 29 basis point increase in yield on investment securities, offset by a 16 basis point decrease in real estate loans. Cost of interest-bearing liabilities for the three months ended September 30, 2018 versus 2017 increased by 35 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 89 basis point increase in FHLB and other borrowings and a 32 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 41 basis point increase in certificates of deposit, a 33 basis point increase in IRAs, an 13 basis point increase in NOW, an 35 basis point increase in money market checking, which was offset by a 16 basis point decrease in savings.

For the nine months ended September 30, 2018 versus 2017, the Company was able to grow average investment securities by $56.3 million to $230.3 million and average loans and loans held for sale balances by $112.6 million to $1.2 billion. In addition, the average balance on interest-bearing deposits in banks increased by $679 thousand to $4.2 million. Average interest-bearing liabilities increased by $115.1 million, primarily the result of a $74.5 million increase in average FHLB and other borrowing balances and a $40.9 million increase in average certificates of deposit balances. An increase in the Company’s average non-interest-bearing balances of $41.7 million helped to sustain a 19 basis point favorable spread on net interest margin.

The net interest margin for the nine months ended September 30, 2018 and 2017 was 3.37% and 3.29% respectively. The 8 basis point increase in the net interest margin for the nine months ended September 30, 2018 was the result of a 30 basis point increase in yield on average earning assets, primarily the result of a 35 basis point increase in yield on loans and loans held for sale. More specifically, the increase was due to an increase in commercial loan yield of 46 basis points, a 31 basis point increase in yield on investment securities, and a 14 basis point increase in real estate loans. Cost of interest-bearing liabilities for the nine months ended September 30, 2018 versus 2017 increased by 29 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 78 basis point increase in FHLB and other borrowings and a 22 basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 33 basis point increase in certificates of deposit, a 26 basis point increase in IRAs, an 17 basis point increase in NOW, a 15 basis point increase in money market checking, which was offset by a 8 basis point decrease in savings.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$5,178	$30	2.30%	$4,484	$15	1.33%
CDs with other banks	14,778	73	1.96	14,711	74	2.00
Investment securities:
Taxable	148,499	869	2.32	126,880	693	2.17
Tax-exempt	79,961	715	3.55	56,264	443	3.12
Loans and loans held for sale: [1]
Commercial	883,051	11,323	5.09	762,650	8,742	4.55
Tax exempt	14,231	125	3.48	14,991	130	3.44
Real estate	408,719	4,909	4.77	349,459	4,346	4.93
Consumer	10,844	132	4.83	13,462	187	5.51
Total loans	1,316,845	16,489	4.97	1,140,562	13,405	4.66
Total earning assets	1,565,261	18,176	4.61	1,342,901	14,630	4.32
Less: Allowance for loan losses	(10,717)			(9,760)
Cash and due from banks	18,020			17,501
Other assets	108,618			123,898
Total assets	$1,681,182			$1,474,540

Liabilities
Deposits:
NOW	$413,121	$773	0.74	$436,493	$675	0.61
Money market checking	246,624	676	1.09	246,160	458	0.74
Savings	42,760	1	0.01	46,807	20	0.17
IRAs	17,950	75	1.66	16,649	56	1.33
CDs	348,467	1,585	1.80	249,698	874	1.39
Repurchase agreements and federal funds sold	17,911	10	0.22	25,093	20	0.32
FHLB and other borrowings	202,670	1,199	2.35	149,313	548	1.46
Subordinated debt	19,932	333	6.63	33,524	565	6.69
Total interest-bearing liabilities	1,309,435	4,652	1.41	1,203,737	3,216	1.06
Noninterest bearing demand deposits	193,116			115,343
Other liabilities	10,710			7,703
Total liabilities	1,513,261			1,326,783

Stockholders’ equity
Preferred stock	7,834			7,834
Common stock	11,467			10,495
Paid-in capital	113,482			98,289
Treasury stock	(1,084)			(1,084)
Retained earnings	43,793			35,152
Accumulated other comprehensive income	(7,571)			(2,929)
Total stockholders’ equity	167,921			147,757
Total liabilities and stockholders’ equity	$1,681,182			$1,474,540

Net interest spread			3.20			3.26
Net interest income-margin		$13,524	3.43%		$11,414	3.37%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$4,183	$64	2.05%	$3,504	$37	1.41%
CDs with other banks	14,778	220	1.99	14,566	213	1.96
Investment securities:
Taxable	151,362	2,655	2.35	118,497	1,884	2.13
Tax-exempt	78,910	2,087	3.54	55,426	1,291	3.11
Loans and loans held for sale: [1]
Commercial	830,371	30,582	4.92	744,967	24,854	4.46
Tax exempt	14,318	371	3.46	15,193	392	3.45
Real estate	388,494	13,755	4.73	358,309	12,312	4.59
Consumer	11,731	440	5.01	13,880	529	5.10
Total loans	1,244,914	45,148	4.85	1,132,349	38,087	4.50
Total earning assets	1,494,147	50,174	4.49	1,324,342	41,512	4.19
Less: Allowance for loan losses	(10,281)			(9,641)
Cash and due from banks	16,933			16,060
Other assets	105,743			103,576
Total assets	$1,606,542			$1,434,337

Liabilities
Deposits:
NOW	$438,784	$2,382	0.73	$428,359	$1,802	0.56
Money market checking	239,305	1,604	0.90	240,094	1,349	0.75
Savings	45,247	27	0.08	47,825	59	0.16
IRAs	17,880	207	1.55	16,501	159	1.29
CDs	297,876	3,718	1.67	257,015	2,583	1.34
Repurchase agreements and federal funds sold	19,535	49	0.34	23,165	56	0.32
FHLB and other borrowings	196,610	3,110	2.11	122,062	1,216	1.33
Subordinated debt	28,441	1,433	6.74	33,524	1,674	6.68
Total interest-bearing liabilities	1,283,678	12,530	1.31	1,168,545	8,898	1.02
Noninterest bearing demand deposits	156,165			114,455
Other liabilities	9,764			8,204
Total liabilities	1,449,607			1,291,204

Stockholders’ equity
Preferred stock	7,834			7,959
Common stock	10,896			10,307
Paid-in capital	104,776			96,268
Treasury stock	(1,084)			(1,084)
Retained earnings	41,046			33,202
Accumulated other comprehensive income	(6,533)			(3,519)
Total stockholders’ equity	156,935			143,133
Total liabilities and stockholders’ equity	$1,606,542			$1,434,337

Net interest spread			3.18			3.17
Net interest income-margin		$37,644	3.37%		$32,614	3.29%
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

For the three months ended September 30, 2018, noninterest income totaled $10.5 million compared to $10.2 million for the same time period in 2017. The $353 thousand increase in noninterest income was primarily the result of an increase in gain on derivatives of $578 thousand, an increase of $623 thousand in the holding gain on equity securities, an increase in other operating income of $209 thousand, and an increase in income on bank owned life insurance of $369 thousand, of which $300 thousand was related to a death benefit payout. These increases were partially offset by a $1 million decrease in mortgage fee income. The increase in gain on derivatives was largely the result of an increase of $832 thousand in the valuation of the open trades used to hedge the derivative asset during the three months ended September 30, 2018 compared to a decrease of $437 thousand in the valuation of the open trades used to hedge the derivative asset during the three months ended September 30, 2017. The increase of $209 thousand in other operating income was the mainly the result of an increase of $103 thousand in dividends on FHLB stock and an increase of $104 thousand in contingency income on sale of subsidiary. The decrease in mortgage fee income was driven by the decrease of mortgage production volume, which decreased by $26.3 million or 6.6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

For the nine months ended September 30, 2018, noninterest income totaled $30.3 million compared to $30.5 million for the same time period in 2017. The $204 thousand decrease in noninterest income was primarily the result of a decrease in mortgage fee income of $4.0 million, offset by an increase of $2.7 million in gain on derivatives, an increase of $583 thousand in the holding gain on equity securities, a $364 thousand increase in other operating income, and an increase of $505 thousand in income on bank owned life insurance, of which $300 thousand was related to a death benefit payout. The decrease in mortgage fee income was driven by the decrease of mortgage production volume, which decreased by $60.5 million or 5.2% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. In addition, loans held for sale decreased from $69.1 million at September 30, 2017 to $63.7 million at September 30, 2018. This was offset by the increase in gain on derivatives of $2.7 million, which was largely the result of a 34.0% increase in the locked mortgage pipeline for the nine months ended September 30, 2018 compared to a 17.5% decrease in the locked mortgage pipeline for the nine months ended September 30, 2017. The increase of $364 thousand in other operating income was mainly the result of an increase of $265 thousand in the gain on interest rate cap and an increase of $200 thousand in dividends on FHLB stock.

Noninterest Expense

The Company had 395 full-time equivalent personnel at September 30, 2018, as noted, compared to 390 full-time equivalent personnel as of September 30, 2017. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 76.63% for the third quarter of 2018 compared to 83.28% for the third quarter of 2017. The Company's efficiency ratio was 80.02% for the nine months ended September 30, 2018 compared to 83.57% for the same time period in 2017. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended September 30, 2018, noninterest expense totaled $18.4 million compared to $18.0 million for the same time period in 2017. The $451 thousand increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $271 thousand. The increase was largely driven by the addition of senior management, lenders, a treasury team, and the opening of two new branches in 2017 and one new branch in 2018.

Professional fees expense increased by $164 thousand. This increase was largely due to an increase in Fintech-related consulting fees.

Travel, entertainment, dues, and subscriptions expense increased $150 thousand. This increase was mainly driven by increased meals and entertainment expense, publications and subscriptions expense, and Fintech-related travel expenses.

Data processing and communication expense decreased $201 thousand. This decrease was largely driven by decreased data processing fees in 2018 compared to data processing fees in 2017, which were increased due to the core system conversion that the Bank implemented during 2017 and the exclusion of debit and credit card processing costs for the three months ended September 30, 2018. Beginning in 2018 and in connection with the adoption of ASU 2014-09, debit and credit card processing costs are being reported net of the related revenue in noninterest income. For further information, see Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Previously, such debit and credit card processing costs were reported as a component of data processing and communications expense.

Printing, postage and supplies decreased by $122 thousand. The decrease was mainly the result of increased office supplies and printing expenses due to the core system conversion and new offices during 2017.

For the nine months ended September 30, 2018, noninterest expense totaled $54.4 million compared to $52.8 million for the same time period in 2017. The $1.6 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased $1.5 million. This increase was largely driven by the addition of senior management, lenders, a treasury team, and the opening of two new branches in 2017 and one new branch in 2018.

Travel, entertainment, dues, and subscriptions expense increased $370 thousand. This increase was mainly driven by Fintech-related travel and research expenses.

Occupancy and equipment expense increased $320 thousand. This increase was primarily driven by the branch expansion and additional personnel.

Mortgage processing expense increased by $296 thousand. The increase was largely driven by an increase in shared costs related to MVB Mortgage's ownership interest of Lenderworks increasing from 25% in 2017 to 33% in 2018.

Professional fees expense increased by $284 thousand. This increase was largely due to an increase in Fintech-related consulting fees..

Other operating expenses increased by $126 thousand. This increase was largely due to an increase in loan expense due to the increase in loan volume.

Data processing and communication expense decreased $1.1 million. This decrease was largely driven by the 2017, one-time, increase in data processing fees due to the core system conversion that the Bank implemented during 2017 and the exclusion of debit and credit card processing costs for the nine months ended September 30, 2018. Beginning in 2018 and in connection with the adoption of ASU 2014-09, debit and credit card processing costs are being reported net of the related revenue in noninterest income. For further information, see Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. Previously, such debit and credit card processing costs were reported as a component of data processing and communications expense.

Printing, postage and supplies decreased by $186 thousand. The decrease was mainly the result of increased office supplies and printing expenses due to the core system conversion and new offices during 2017.

Return on Average Assets (Annualized)

The Company's return on average assets was 0.85% for the third quarter of 2018, compared to 0.63% for the third quarter of 2017. The increased return for the third quarter of 2018 is a direct result of a $1.3 million increase in earnings, while average total assets increased by $206.6 million, primarily the result of a $176.3 million increase in average total loans and loans held for sale and a $45.3 million increase in average investment securities.

The Company’s return on average assets was 0.75% for the nine months ended September 30, 2018, compared to 0.57% for the nine months ended September 30, 2017. The increased return for the nine months ended September 30, 2018 is a direct result of a $2.9 million increase in earnings, while average total assets increased by $172.2 million, primarily the result of a $112.6 million increase in average total loans and loans held for sale and a $56.3 million increase in average investment securities.

Return on Average Equity (Annualized)

The Company's return on average stockholders' equity was 8.53% for the third quarter of 2018, compared to 6.28% for the third quarter of 2017. The increased return for the third quarter of 2018 is a direct result of a $1.3 million increase in earnings, while average stockholders' equity increased by $20.2 million. The increase in average stockholders' equity was primarily due to a $15.2 million increase in paid-in capital, primarily due to the subordinated debt conversions, and an $8.6 million increase in retained earnings.

The Company’s return on average stockholders’ equity was 7.65% for the nine months ended September 30, 2018, compared to 5.73% for the nine months ended September 30, 2017. The increased return for the nine months ended September 30, 2018 is a direct result of a $2.9 million increase in earnings, while average stockholders' equity increased by $13.8 million. The increase in average stockholders' equity was primarily due to an $8.5 million increase in paid-in capital, primarily due to the subordinated debt conversions, and a $7.8 million increase in retained earnings.

Overview of the Statement of Condition

The greatest balance changes since December 31, 2017 were as follows: total assets increased by $188.8 million, to $1.7 billion, loans increased $190.5 million, to $1.3 billion, investment securities decreased $5.2 million, to $226.3 million, deposits increased $219.6 million, to $1.4 billion, borrowings decreased $30.2 million, to $122.0 million, and stockholders' equity increased by $20.7 million, to $170.9 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $22.0 million at September 30, 2018, compared to $20.3 million at December 31, 2017.

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

Investment Securities

Investment securities totaled $226.3 million at September 30, 2018, compared to $231.5 million at December 31, 2017. As of September 30, 2018, the investment portfolio is comprised of the following mix of securities:

•	34.9% – Municipal securities

•	34.3% – U.S. Agency securities

•	22.5% – U.S. Sponsored Mortgage-backed securities

•	4.0% – Other securities

•	4.2% – Equity securities

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

Loans

The Company’s loan portfolio totaled $1.3 billion as of September 30, 2018 and $1.1 billion as of December 31, 2017. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and northern Virginia.

Loan Concentration

At September 30, 2018 and December 31, 2017, $929.3 million, or 71.7% and $783.9 million, or 70.9%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $11.4 million or 0.88% of total loans at September 30, 2018 compared to $9.9 million or 0.89% of total loans at December 31, 2017. The nominal decrease in this ratio was the direct result of the net effect of loan loss provision, charge-offs, and recoveries; in conjunction with growth in outstanding loan balances in the commercial loan and residential real estate loan portfolios since December 31, 2017. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.4 billion at September 30, 2018.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At September 30, 2018, noninterest-bearing balances totaled $240.8 million compared to $126.0 million at December 31, 2017. Of the $240.8 million, noninterest-bearing balances of $85.0 million are related to Fintech opportunities and noninterest-bearing balances of $15.6 million are related to title business funds. The Company and Bank management intend to continue to focus on finding ways to increase the base of noninterest-bearing sources of the Bank and its subsidiaries.

Interest-bearing deposits totaled $1.1 billion at September 30, 2018 compared to $1.0 billion at December 31, 2017.

Average interest-bearing deposits totaled $1.1 billion during the third quarter of 2018 compared to $995.8 million during the third quarter of 2017, an increase of $73.1 million. Average noninterest bearing deposits totaled $193.1 million during the third quarter of 2018 compared to $115.3 million during the third quarter of 2017, an increase of $77.8 million. Management will continue to emphasize deposit growth opportunities from the network of current customers and Fintech partners. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB borrowings to fund its operations and investments. At September 30, 2018, repurchase agreements totaled $15.8 million compared to $22.4 million at December 31, 2017. In addition to the aforementioned funds alternatives, the Bank has access to more than $205.6 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the nine months ended September 30, 2018, cash provided by financing activities totaled $183.5 million, while outflows from investing activity totaled $195.0 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Current Economic Conditions

The Company considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia. In addition, MVB Mortgage has mortgage-only offices located in Virginia, Washington, DC, North Carolina, and South Carolina. The Bank currently operates a total of fifteen full-service banking branches: twelve in West Virginia and three in Virginia. MVB Mortgage operates ten mortgage-only offices, located in Virginia, within the Washington, DC metropolitan area, North Carolina, and South Carolina. In addition, MVB Mortgage has mortgage loan originators located at select Bank locations throughout West Virginia.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 3.6% and 4.1% in September 2018 and 2017, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	August 2018	August 2017
Berkeley County, WV	3.9%	4.1%
Harrison County, WV	4.2%	4.8%
Jefferson County, WV	3.3%	3.4%
Marion County, WV	5.2%	5.4%
Monongalia County, WV	4.1%	4.2%
Kanawha County, WV	4.8%	5.2%
Fairfax County, VA	2.5%	3.2%
Loudoun County, VA	2.5%	3.2%

Capital/Stockholders' Equity

For the nine months ended September 30, 2018, stockholders’ equity increased approximately $20.7 million to $170.9 million. This increase consists of net income for the year-to-date of $9.0 million, common stock issued from the conversion of subordinated debt totaling $15.0 million and common stock options exercised totaling $2.0 million, offset by a $5.0 million other comprehensive loss and dividends paid totaling $1.2 million. As stockholders’ equity increased, the equity to assets ratio increased 0.13% to 9.92%. The Company paid dividends to common shareholders of $873 thousand in the nine months ended September 30, 2018 and $773 thousand in the nine months ended September 30, 2017, and earned $9.0 million in the nine months ended September 30, 2018 versus $6.2 million in the nine months ended September 30, 2017, resulting in the dividend payout ratio decreasing from 13.38% in the nine months ended September 30, 2017 to 10.11% in the nine months ended September 30, 2018.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 7, “Stock Offerings” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At September 30, 2018, accumulated other comprehensive loss totaled $8.7 million, an increase in the loss of $5.7 million from December 31, 2017. Total securities available-for-sale in an unrealized loss position increased by $5.5 million to $8.0 million at September 30, 2018. The Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

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

Capital Requirements

The Company’s total risk-based capital ratio decreased from 14.87% at December 31, 2017 to 14.10% at September 30, 2018. The decrease in this ratio was largely due to an increase of $156.8 million in risk-weighted assets outpacing the increase in total capital of $12.8 million.

Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish a “Community Bank Leverage Ratio” (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8 percent and not more than 10 percent. A financial institution can elect to be subject to this new definition. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on September 30, 2018 and December 31, 2017, respectively. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Future Outlook

The Company’s net income increased in the third quarter of 2018 compared to the third quarter of 2017 mainly due to an increase in net interest income due to a $202.0 million increase in loans and decreased income taxes as a result of the Tax Reform Act that was signed into law in late 2017. The Company has invested in the infrastructure to support anticipated future growth in each key area, including personnel, technology, and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will continue to focus on the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of outstanding customer service coupled with the highest quality products and technology.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2018. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended June 30, 2018, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in an increase in net interest income by 2.4%. An immediate 200-basis point increase in interest rates would result in an increase in net interest income by 3.8%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 1.7%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2018, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MVB Financial Corp.

Date:	October 29, 2018	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	October 29, 2018	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)