Form 10-K
period 2018-12-31
MVB FINANCIAL CORP
filed 2019-03-08
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Registrant’s telephone number, including area code (304) 363-4800
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” and in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

Based upon the average selling price of sales known to the registrant of the common shares of the registrant during the period through June 30, 2018, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $182,228,540. For this purpose, certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held May 21, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 7, 2019, the registrant had 11,607,293 shares of common stock outstanding with a par value of $1.00 per share.

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

MVB CDC was formed in 2017 and was created as a means to provide opportunities for loans and investments that help to increase access to equity capital in under-served urban and rural areas of West Virginia and our market areas in Virginia. MVB CDC promotes specific bank-driven economic development strategies, provides for effective support for its CRA compliance strategy, and helps to support positive local reputation of the Bank through marketing and visible activities in the communities where we live and work.

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

Primary Market Area and Customers

The Company considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia. The Bank currently operates a total of fifteen full-service banking branches: twelve in West Virginia and three in Virginia. MVB Mortgage operates eleven mortgage-only offices, located in Virginia, within the Washington, DC metropolitan area, Maryland, North Carolina, and South Carolina. In addition, MVB Mortgage has mortgage loan originators located at select Bank locations throughout West Virginia.

The Company originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, the Company retains most of its originated loans (exclusive of long-term, fixed rate residential mortgages that are sold). However, loans originated in excess of the Bank’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by the Bank.

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 3.7%, 3.9% and 4.5% in December 2018, 2017, and 2016, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	December 2018	December 2017	December 2016
Berkeley County, WV	3.5%	3.6%	3.0%
Harrison County, WV	4.3%	4.6%	4.9%
Jefferson County, WV	3.0%	3.0%	2.6%
Marion County, WV	4.9%	5.4%	5.1%
Monongalia County, WV	3.7%	3.5%	3.3%
Kanawha County, WV	4.5%	5.1%	4.7%
Fairfax County, VA	2.1%	2.6%	3.0%
Loudoun County, VA	2.1%	2.7%	3.0%

Segment Reporting

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into the Asset Purchase Agreement with USI, as discussed above and in Note 22, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products. None of the insurance services activity is included in continuing operations due to the sale, as discussed below and in Note 22, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

For more information about each of the Company’s reportable segments, please refer to Note 21, “Segment Reporting” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Commercial Loans

At December 31, 2018, the Bank had outstanding approximately $941.0 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 72.2% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2018, the Bank had outstanding consumer loans in an aggregate amount of approximately $9.6 million or approximately 0.7% of the aggregate total loan portfolio.

Lending Practices: Consumer loans generally involve more risk as to collectability than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the Bank to review its consumer loan portfolio monthly and to charge-off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending.

Real Estate Loans

At December 31, 2018, the Bank had approximately $353.9 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 27.1% of total loans outstanding.

Lending Practices: The Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one to ten-year adjustable rate, fully amortizing to maturity mortgages. MVB Bank also originates fixed rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. MVB Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for the majority of loans secured by real estate.

Home Equity Loans: Home equity lines of credit are generally made as second mortgages by MVB Bank. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The Bank will lend up to 89.9% of the appraised value of the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with 10 year terms, but are subject to review upon request for renewal.

Construction Loans: Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, MVB may advance funds beyond the amount originally committed to permit completion of the project. Also, note that with respect to construction loans, the Bank generally makes loans to the homeowner and not to builders. At December 31, 2018, residential mortgage construction loans to individuals totaled approximately $93.2 million with an average life of 8 months and are generally refinanced to a permanent loan upon completion of the construction.

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

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. These modifications include, among other changes: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that upon the election of a bank would replace the risk-based capital requirements. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

Certain provisions of the Dodd-Frank Act and other laws, such as the EGRRCPA, are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Changes in leadership at various federal banking agencies, including the Federal Reserve, can also change the policy direction of these agencies. Certain of these recent proposals and changes are described below. The Company will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Financial Protection Bureau (“CFPB”) and the requirements of the enhanced supervision provisions, among others.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and it and its subsidiary are subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

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

Most of the financial activities that are permissible for financial holding companies also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted by a financial holding company. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires, among other conditions, that the parent bank be well managed and have at least a satisfactory Community Reinvestment Act rating, and the parent bank and all of its bank affiliates must be well capitalized.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” under applicable Federal Reserve Board regulations and the depository institution subsidiaries controlled by the company must have at least a satisfactory Community Reinvestment Act rating. A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Capital

Requirements” and “Prompt Corrective Action,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating of 1 or 2 and management rating of at least “satisfactory” in its most recent examination. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Under the Riegle-Neal lnterstate Banking and Branching Efficiency Act of 1994, banks must be both well capitalized and well managed to merger with a bank with a different home state. If a depository institution receives a rating of less than satisfactory under the Community Reinvestment Act, the financial holding company may not commence any additional financial activity or acquire a company engaged in financial activity, until the bank subsidiary has achieved at least a rating of satisfactory under the Community Reinvestment Act.

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

As required by the EGRRCPA, in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Federal Reserve Board’s Small Bank Holding Company Policy Statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (1) is not engaged in significant nonbanking activities; (2) does not conduct significant off-balance sheet activities; and (3) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding that are registered with the SEC. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve Board may exclude a company from the threshold increase. Management believes the Company meets the conditions of the Federal Reserve Board’s Small Bank Holding Company Policy Statement and is therefore excluded from consolidated capital requirements and is subject to specific debt to equity ratio requirements. To be considered well capitalized, a company subject to the Small Bank Holding Company Policy Statement must meet certain requirements, including having a debt-to-equity ratio of 1.0:1 or less. Further, qualification as a small bank holding company allows the Company to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve. The Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Federal Securities Regulation

The Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the U.S. public markets.  We are generally subject to these requirements and applicable SEC rules and regulations.

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

In June 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a proposed rulemaking designed to strengthen the incentive-based compensation practices at covered institutions by better aligning the financial rewards for covered persons with an institution’s long-term safety and soundness. The proposed rule uses a tiered approach that applies provisions to covered financial institutions according to three categories of average total consolidated assets: Level 1 ($250 billion or more), Level 2 ($50 billion to $250 billion), and Level 3 ($1 billion to $50 billion). For all covered institutions, the proposed rule would (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risks because they are “excessive” or “could lead to material financial loss” at a covered institution, (ii) require incentive-based compensation arrangements to adhere to three basic principles: (1) a balance between risk and reward; (2) effective risk management and controls; and (3) effective governance, and (iii) require appropriate board or directors (or committee) oversight and record keeping and disclosures to the appropriate agency. For Level 1 and Level 2 institutions, the proposed rule would (i) require the following: the deferral of awards for senior executive officers and significant risk takers; the subjecting of unpaid and unvested incentive compensation to the risk of downward adjustments or forfeiture; the subjecting of paid incentive compensation to the risk of “clawback;” establishing a board compensation committee; expanded risk-management and control standards; additional record keeping requirements for senior executive officers and significant risk takers; and detailed policies and procedures to ensure rule compliance and (ii) prohibit certain inappropriate practices, including: the purchase of hedging instruments that offset decreases in the value of incentive compensation; allowing a range of payouts that might encourage risk taking; and basing compensation solely on comparison to peer and volume-driven incentives without regard to transaction quality or compliance with sound risk management. The comment period ended in July 2016.

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

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies (together, “banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, and commodity futures, and options on these instruments, for their own account and prohibits banking entities from investing in certain types of funds (“covered funds”). The requirements of the Volcker Rule as implemented and any proposed changes are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Volcker Rule does not significantly impact the operations of the Company and its subsidiary, as we do not have any significant engagement in the businesses prohibited by the Volcker Rule. EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. Implementation of this provision is subject to a rulemaking which is in process. The Company and the Bank are below these thresholds and thus exempt from the Volcker Rule, subject to a rulemaking implementing this EGRRCPA provision. That rulemaking is in process.

Limit on Dividends

The Company is a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. The Company’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects the Company to serve as a source of financial and managerial strength to the Bank to reduce potential loss exposure to the Bank’s depositors and to the FDIC insurance fund in the event the Bank becomes insolvent or is in danger of becoming insolvent. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by the Company to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Capital Requirements

The Bank is required to comply with applicable capital adequacy standards established by the FDIC (“Capital Rules”). The Company is exempt from the Federal Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. State chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

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

Since fully phased in on January 1, 2019, the Capital Rules require the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%. The Capital Rules also provide for a number of deductions from and adjustments to CET1.

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

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify certain aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on the Bank’s capital calculations. In November 2017, the federal banking agencies extended for community banks the existing capital requirements for certain items, including mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest, which were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL becomes effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL.

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for insured depository institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Capital Rules. Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The federal banking agencies have proposed a community bank leverage ratio of 9% with additional parameters, including limited amounts of off-balanced sheet exposure. That proposal has not been finalized, and until such time, the Capital Rules as described above remain in effect.  The effective date and specific requirements for the community bank leverage ratio are unknown.

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

As noted above, the EGRRCPA will eliminate these requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once regulators finalize the regulation.

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

Federal Home Loan Bank (“FHLB”) membership

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”) plus 4.00% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2018, the Bank held capital stock of FHLB in the amount of $11.3 million.

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

The CFPB is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. The CFPB also has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, which authority would not apply to the Company or the Bank. As the Bank’s principal federal regulator, the FDIC has examination and enforcement authority over the Bank.

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

Financial Privacy

Federal law currently contains extensive customer privacy protection provisions, including substantial customer privacy protections provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. In December 2015, Congress amended the Gramm-Leach-Bliley Act privacy provisions to include an exception under which if a financial institution meets certain conditions, it is not required to provide annual privacy notices to customers. In August 2018, the CFPB finalized a rule implementing this provision, and that rule became effective September 17, 2018.

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

Corporate and available information

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make available through our website (http://www.mvbbanking.com), free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

The following discussion sets forth some of the more important risk factors that could materially affect our financial condition, results of operations, business and prospects. Other factors that could affect the Company’s financial condition and operations are discussed in the “Forward-Looking Statements” section below (Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair our business operations. You should carefully consider the risks and uncertainties described below together with all of the information included or incorporated by reference in this Annual Report on Form 10-K. This Annual Report on Form 10-K is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.

References to “we,” “us,” and “our” in this “Risk Factors” section refer to the Company and its subsidiary, including the Bank, unless otherwise specified or unless the context otherwise requires.

Risks Related to Economic and Market Conditions

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

While the U.S. economy experienced growth during 2018, with increasing exports, jobs, and manufacturing production, continued economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, combined with continued oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

Our success depends primarily on the general economic conditions of the State of West Virginia and the Commonwealth of Virginia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 49.9% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within the State of West Virginia and the Commonwealth of Virginia. A significant decline in general economic conditions in State of West Virginia and the Commonwealth of Virginia, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loans are secured by real estate concentrated in the State of West Virginia and the Commonwealth of Virginia, which may adversely affect our earnings and capital if real estate values decline.

Nearly 77.7% of our total loans are real estate interests (residential, nonresidential including both owner-occupied and investment real estate, and construction and land development) mainly concentrated in the State of West Virginia and the Commonwealth of Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

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

Risks Related to Our Business

Our nonresidential real estate loans expose us to greater risks of nonpayment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses which would reduce our net income.

At December 31, 2018, $950.6 million, or 72.9%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

Currently, we generally sell all of the mortgage loans originated by MVB Mortgage. The profitability of MVB Mortgage depends in large part upon our ability to originate a high volume of loans and to sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market.

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

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates. Interest rate risk is more fully described under the section captioned “Interest Rate Risk” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the section captioned “Interest Rate Sensitivity Management” in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K.

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

As of December 31, 2018, we had $18.5 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

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

Limited availability of borrowings and liquidity from the FHLB system and other sources could negatively impact earnings.

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

Consumers may decide not to use banks to complete their financial transactions, or deposit funds electronically with banks having no branches within our market area, which could affect net income.

Technology and other changes allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits, in addition to increasing our funding costs.

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

Risks Related to the Legal and Regulatory Environment

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

Our ability to pay dividends in the future is not certain. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. For further information, see the section captioned “Supervision and Regulation – Limit on Dividends” in Item 1, Business, of this Annual Report on Form 10-K.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. At December 31, 2018, we have no material weaknesses in our internal control over financial reporting but a material weakness could occur in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal control over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its Bank subsidiary, owns its main office located at 301 Virginia Avenue in Fairmont, West Virginia. The Company’s subsidiary owns or leases various other offices in the counties and cities in which they operate. As of December 31, 2018, the Company operated fifteen full-service banking branches and eleven mortgage-only offices, with locations as further described in Item 1, Business, of this Annual Report on Form 10-K. Eight of the fifteen full-service banking branches are owned and the remaining seven are leased. All mortgage locations are leased.

No one facility is material to the Company. Management believes that the facilities are generally in good condition and suitable for the operations for which they are used. However, management continually looks for opportunities to upgrade its facilities and locations and may do so in the future.

Additional information concerning the property and equipment owned or leased by the Company and its subsidiary is incorporated herein by reference from Note 4, “Premises and Equipment” and Note 16, “Leases” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company and its subsidiary are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings, the results are difficult to predict at all. The Company is not aware of any asserted or unasserted legal proceedings or claims that the Company believes would have a material adverse effect on the Company’s financial condition or results of the Company’s operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “MVBF.”

The table presented below provides the quarterly high and low sales prices, closing sales price and dividends declared for the last two years. The information set forth in the table is based on knowledge of certain arms-length transactions in the stock. In addition, dividends are subject to the restrictions described in Note 15, “Regulatory Restriction on Dividend” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Quarterly Market and Dividend Information:

	High	Low	Last	Dividend
2018
Fourth Quarter	$19.53	$17.11	$18.04	$0.030
Third Quarter	19.45	16.24	18.02	0.030
Second Quarter	19.75	17.73	18.05	0.025
First Quarter	20.00	17.86	19.75	0.025

2017
Fourth Quarter	$20.40	$18.26	$20.10	$0.025
Third Quarter	18.90	13.05	18.80	0.025
Second Quarter	13.25	12.55	13.20	0.025
First Quarter	14.00	12.70	12.75	0.025

MVB Financial Corp. had 1,012 stockholders of record at March 7, 2019.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company’s common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2013, and the cumulative return is measured as of each subsequent fiscal year end.

Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
MVB Financial Corp.	$100.00	$90.78	$79.88	$78.55	$123.13	$111.39
KBW Bank Index	100.00	107.22	105.52	132.53	154.07	123.87
Russell 2000	100.00	103.53	97.62	116.63	131.96	115.89

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA
The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company’s audited consolidated financial statements for each of the periods and at the dates indicated

	Years Ended December 31,
(Dollars in thousands except per share data)	2018	2017	2016	2015	2014
Balance Sheet Data:
Assets	$1,750,969	$1,534,302	$1,418,804	$1,384,476	$1,110,459
Investment securities	231,213	231,507	162,368	123,115	122,751
Loans, net	1,293,427	1,096,063	1,043,764	1,024,164	792,074
Loans held for sale	75,807	66,794	90,174	102,623	69,527
Deposits	1,309,154	1,159,580	1,107,017	1,012,314	823,227
Stockholders’ equity	176,773	150,192	145,624	114,712	109,438
Weighted average shares outstanding - basic	11,030,984	10,308,738	8,212,021	8,104,316	7,905,468
Weighted average shares outstanding - diluted	12,722,003	10,440,228	10,068,733	8,140,116	8,102,117
Income Statement Data:
Interest income	$69,760	$56,598	$54,123	$44,100	$36,168
Interest expense	17,706	12,301	11,132	9,225	7,511
Net interest income	52,054	44,297	42,991	34,875	28,657
Provision for loan loss	2,440	2,173	3,632	2,493	2,582
Net interest income after provision for loan loss	49,614	42,124	39,359	32,382	26,075
Noninterest income	38,640	40,706	43,205	34,955	22,022
Noninterest expense	72,878	70,500	69,209	57,848	45,194
Income from continuing operations, before income taxes	15,376	12,330	13,355	9,489	2,903
Income tax expense - continuing operations	3,373	4,755	4,378	2,886	248
Net Income from continuing operations	12,003	7,575	8,977	6,603	2,655
Income (loss) from discontinued operations, before income taxes	—	—	6,346	353	(920)
Income tax expense (benefit) - discontinued operations	—	—	2,411	140	(344)
Net Income (loss) from discontinued operations	—	—	3,935	213	(576)
Net Income	12,003	7,575	12,912	6,816	2,079
Preferred dividends	489	498	1,128	575	332
Net Income available to common shareholders	11,514	7,077	11,784	6,241	1,747
Per Share Data:
Earnings per share from continuing operations - basic	$1.04	$0.69	$0.96	$0.75	$0.29
Earnings per share from discontinued operations - basic	—	—	0.48	0.03	(0.07)
Earnings per share per common shareholder - basic	1.04	0.69	1.44	0.78	0.22
Earnings per share from continuing operations - diluted	1.00	0.68	0.92	0.74	0.29
Earnings per share from discontinued operations - diluted	—	—	0.39	0.03	(0.07)
Earnings per share per common shareholder - diluted	1.00	0.68	1.31	0.77	0.22
Cash dividends	0.11	0.10	0.08	0.08	0.08
Book value	14.55	13.63	12.93	12.20	11.59
Tangible book value [1]	12.92	11.80	11.01	9.81	9.44
Asset Quality Ratios:
Nonperforming loans to gross loans	0.54%	0.88%	0.59%	0.99%	1.16%
Nonperforming assets to total assets	0.53	0.72	0.47	0.76	0.89
Net charge-offs to gross loans	0.11	0.13	0.24	0.07	0.16
Allowance for loan losses to gross loans	0.84	0.89	0.86	0.78	0.78
Selected Ratios:
Return on average assets - continuing operations	0.73%	0.52%	0.63%	0.54%	0.26%
Return on average assets - discontinued operations	—	—	0.28	0.02	(0.06)
Return on average equity - continuing operations	7.46	5.23	7.30	5.89	2.57
Return on average equity - discontinued operations	—	—	3.20	0.19	(0.56)
Dividend payout	10.16	13.64	5.00	9.40	30.59
Efficiency ratio	80.36	82.94	80.29	82.84	89.18
Equity to assets	10.10	9.79	10.26	8.29	9.86
Common equity tier 1 capital ratio	11.16	10.55	10.11	7.59	N/A
Tier 1 risk-based capital ratio	12.02	11.54	11.92	9.47	12.03
Total risk-based capital ratio	13.78	14.87	15.36	12.91	16.40
Leverage ratio	9.87	9.27	9.54	7.77	8.98
1 This is a non-GAAP measure that the Company believes is helpful to interpreting financial results. For a reconciliation to the most directly comparable GAAP financial measure, please see “Non-GAAP Financial Measure Reconciliation” below.

Non-GAAP Financial Measure Reconciliation

	Years Ended December 31,
(Dollars in thousands except per share data)	2018	2017	2016	2015	2014
Goodwill	18,480	18,480	18,480	18,480	17,778
Core deposit intangibles	550	646	744	845	1
Total intangibles	19,030	19,126	19,224	19,325	17,779

Total Equity	176,773	150,192	145,624	114,712	109,438
Less: Preferred equity	(7,834)	(7,834)	(16,334)	(16,334)	(16,334)
Less: Total intangibles	(19,030)	(19,126)	(19,224)	(19,325)	(17,779)
Tangible common equity	149,909	123,232	110,066	79,053	75,325

Tangible common equity	149,909	123,232	110,066	79,053	75,325
Common shares outstanding	11,607,293	10,444,627	9,996,544	8,061,921	7,983,285
Tangible book value per common share	12.92	11.80	11.01	9.81	9.44

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

Statements in this Annual Report on Form 10-K that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiary (collectively, “we,” “our,” or “us”), including the Bank; and

•
statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook” or similar expressions.

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

•
changes in local, national and international political and economic conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States and other countries, potential or actual downgrades in rating of sovereign debt issued by the United States and other countries, and other major developments, including wars, natural disasters, military actions, and terrorist attacks;

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

Certain risk factors that might cause actual results may differ materially from those presented are more fully described in this Annual Report on Form 10-K within Part I, Item 1A, Risk Factors, and from time to time, in other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

In this Management’s Discussion and Analysis, we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in the Company’s financial condition and results of operations. We have used GAAP to prepare the accompanying consolidated financial statements. We engaged Dixon Hughes Goodman LLP to audit the consolidated financial statements and internal controls over financial reporting and their independent audit reports are included herein.

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

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

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

Allowance for Loan Losses

The Allowance for Loan Losses (“ALL”) represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the ALL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, describes the methodology used to determine the ALL and a discussion of the factors driving changes in the amount of the ALL.

Investment Securities

Investment securities at the time of purchase are classified as one of the following:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost.

Available-for-Sale Securities - Includes debt that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income tax effect.

Equity Securities - Includes equity securities that are adjusted to fair value on a monthly basis, with the change in value recorded directly on the income statement.

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

Common stock of the FHLB represents ownership in an institution which is wholly owned by other financial institutions. These equity securities are accounted for at cost, less impairment and are classified as other assets.

See Note 2, “Investment Securities” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for the Company’s policy regarding the other than temporary impairment of investment securities.

Goodwill and Other Intangible Assets

As discussed in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating the fair value of the Company’s reporting units. If the fair value of the reporting unit is less than its carrying value including goodwill, the Company would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

The Company uses an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Management also evaluates deferred tax assets to determine if it is more likely than not that the deferred tax benefit will be utilized in future periods. If not, a valuation allowance is recorded. Our deferred tax assets are described further in Note 8, “Income Taxes” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recent Accounting Pronouncements and Developments

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which amounted to $646 thousand.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the existing hedge accounting model and expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest-rate risk. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also changes certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is early adopting this ASU in accordance with paragraph ASC 815-20-65-3 subpart C. The adoption of this ASU did not have a significant impact on the Company’s financial condition, results of operations and consolidated financial statements. However, by early adopting, the Company is now able to pursue additional hedging strategies as described above, including the ability to apply fair value hedge accounting to a specified pool of assets by excluding the portion of the hedged items related to prepayments, defaults and other events. This will allow the Company to better align its accounting and the financial reporting of its hedging activities with their economic objectives thereby reducing the earnings volatility resulting from these hedging activities.

In March 2017, the FASB issued ASU 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public companies, this update will be effective for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements, as it is our current policy to amortize premiums of investment securities to the earliest call date.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company’s project management team and Management Loan Committee (“MLC”) engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist with implementation that will be tested throughout 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:(1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements, for Lessors which provides certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon the adoption of ASU 2016-02, ASU 2018-11, and ASU 2018-20 on January 1, 2019, the Company expects to recognize right-of-use assets and related lease liabilities ranging from $12.0 million to $13.0 million and $15.0 million to $16.0 million, respectively. The Company expects to elect to apply certain practical expedients provided under ASU 2016-02 whereby the Company will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also does not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company also expects to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because the Company expects this election will result in a lower impact on our balance sheet. The Company expects to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with 5) above, the Company measures fair value of its loan portfolio on a quarterly basis using an exit price notion. See Note 17, “Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Summary Financial Results

Excluding discontinued operations, the Company earned $12.0 million in 2018 compared to $7.6 million in 2017, an increase of $4.4 million. The 2018 earnings equated to a return on average assets of 0.73% and a return on average equity of 7.46%, compared to 2017 results of 0.52% and 5.23%, respectively. Basic earnings per share were $1.04 in 2018 compared to $0.69 in 2017. Diluted earnings per share were $1.00 in 2018 compared to $0.68 in 2017.

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

Net interest income increased $7.8 million, noninterest income decreased $2.1 million, and noninterest expenses increased by $2.4 million during 2018 compared to 2017. The Company’s yield on earning assets in 2018 was 4.58% compared to 4.17% in 2017. Total loans increased by $198.4 million to $1.3 billion at December 31, 2018.

Net interest income increased $1.3 million, noninterest income decreased $2.5 million and noninterest expenses increased by $1.3 million during 2017 compared to 2016. The Company’s yield on earning assets in 2017 was 4.17% compared to 4.05% in 2016. Total loans increased by $53.1 million to $1.1 billion at December 31, 2017.

Deposits increased $149.6 million to $1.3 billion at December 31, 2018, from $1.2 billion at December 31, 2017. The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of interest-bearing liabilities for the Company was 1.37% in 2018 compared to 1.04% in 2017. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin of 3.41% in 2018 compared to 3.27% in 2017.

Deposits increased $52.6 million to $1.2 billion at December 31, 2017, from $1.1 billion at December 31, 2016. The overall cost of interest-bearing liabilities for the Company was 1.04% in 2017 compared to 0.93% in 2016. Increasing the asset yield at a faster pace than the cost of interest-bearing liabilities resulted in a net interest margin of 3.27% in 2017 compared to 3.22% in 2016.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. Net interest margin was 3.41% in 2018 compared to 3.27% and 3.22% in 2017 and 2016, respectively. The net interest margin continues to face considerable pressure due rising interest rates and competitive pricing of loans and deposits in the Bank’s markets. During 2018, the Federal Reserve raised its key interest rate from a range of 1.25% to 1.50% to a range of 2.25% to 2.50%. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk. Net interest spread was 3.21% in 2018 compared to 3.13% and 3.12% in 2017 and 2016, respectively. The difference between the net interest margin and net interest spread was 20 basis points in 2018 compared to 14 basis points in 2017. This was due to an increase of $53.9 million in average noninterest bearing demand deposits.

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2018, net interest income increased by $7.8 million, or 17.5%, to $52.1 million from $44.3 million in 2017. This increase is largely due to the growth in average earning assets, primarily $24.3 million in taxable investment securities and $102.7 million in commercial loans. Average total earning assets was $1.52 billion in 2018 compared to $1.36 billion in 2017. Average total loans and loans held for sale increased to $1.28 billion in 2018 from $1.15 billion in 2017, primarily as the result of a $102.7 million increase in average commercial loans. As a result of the increase in average total earning assets, total interest income increased by $13.2 million, or 23.3%, to $69.8 million in 2018 from $56.6 million in 2017. Average investment securities increased $44.7 million, as the result of a $24.3 million increase in taxable investments and a $20.4 million increase in tax-exempt investments. Yield on tax-exempt securities increased 38 basis points and taxable securities yield increased 27 basis points. Average interest-bearing liabilities increased in 2018 by $111.3 million. The increase was primarily the result of a $57.3 million increase in the average balance of certificates of deposit, a $68.5 million increase in the average balance of borrowings, and a $5.4 million increase in the average balance of money market checking accounts, partially offset by a $5.3 million decrease in the average balance of NOW accounts, a $5.0 million decrease in the average balance of repurchase agreements and federal funds sold, and a $7.8 million decrease in the average balance of subordinated debt due to conversions into common stock. Average interest-bearing deposits grew to $1.1 billion in 2018 from $1.0 billion in 2017. Total interest expense increased by $5.4 million, caused primarily by a $3.3 million increase in deposit interest and a $2.6 million increase in interest on FHLB and other borrowings. The result was a 33 basis point increase in the cost of interest bearing liabilities from 2017 to 2018.

During 2017, net interest income increased by $1.3 million, or 3.0%, to $44.3 million from $43.0 million in 2016. This increase is largely due to the growth in net interest income margin, primarily the 15 basis point increase in loans and loans held for sale. Average total earning assets were $1.4 billion in 2017 compared to $1.3 billion in 2016. Average total loans and loans held for sale decreased to $1.15 billion in 2017 from $1.17 billion in 2016. Primarily as a result of the growth in net interest income margin, total interest income increased by $2.5 million, or 4.6%, to $56.6 million in 2017 from $54.1 million in 2016. Average investment securities increased $44.0 million, mainly as the result of a $49.3 million increase in taxable investments and a $5.3 million average decrease in tax-exempt investments. Yield on tax-exempt securities increased 28 basis points, while taxable securities increased 33 basis points. Average interest-bearing liabilities, mainly driven by borrowings, decreased in 2017 by $9.9 million. Average interest-bearing deposits grew to $1.0 billion in 2017 from $992.7 million in 2016. Total interest expense increased by $1.2 million, caused primarily by a $546 thousand increase in deposit interest and a $604 thousand increase in interest on FHLB and other borrowings. The result was an 11 basis point increase in interest expense from 2016 to 2017.

The Company’s average earning assets increased $167.8 million and net interest income increased by $7.8 million during 2018. The net interest margin continues to be pressured by rising rates, increased competition for high quality loan growth and the deposit volume required to fund the growth.

The Bank’s yield on earning assets changed during 2018 as follows: the loan portfolio yield increased by 45 basis points and the investment portfolio yield increased by 34 basis points while the cost of interest bearing liabilities increased by 33 basis points.

The cost of interest-bearing liabilities increased to 1.37% in 2018 from 1.04% in 2017. This increase is primarily the result of a 85 basis point increase in the cost of borrowings and a 21 basis point increase on deposits. Further discussion on borrowings is included in Note 6, “Borrowed Funds” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Statistical Financial Information Regarding MVB Financial Corp.
The following tables provide further information about interest income and expense:
Average Balances and Analysis of Net Interest Income:

	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$5,176	$108	2.09%	$3,790	$52	1.37%	$16,347	$94	0.58%
CDs with other banks	14,778	295	2.00	14,619	288	1.97	11,694	228	1.95
Investment securities:
Taxable	150,134	3,580	2.38	125,797	2,658	2.11	76,525	1,366	1.79
Tax-exempt	79,161	2,810	3.55	58,786	1,863	3.17	64,108	1,853	2.89
Loans and loans held for sale: [1]
Commercial	854,108	43,099	5.05	751,444	33,896	4.51	734,829	32,620	4.44
Tax exempt	14,352	499	3.48	15,064	520	3.45	16,326	564	3.45
Real estate	395,302	18,794	4.75	373,360	16,612	4.45	398,766	16,594	4.16
Consumer	11,349	575	5.07	13,660	709	5.19	16,762	804	4.80
Total loans	1,275,111	62,967	4.94	1,153,528	51,737	4.49	1,166,683	50,582	4.34
Total earning assets	1,524,360	69,760	4.58	1,356,520	56,598	4.17	1,335,357	54,123	4.05
Less: Allowance for loan losses	(10,530)			(9,626)			(8,939)
Cash and due from banks	16,828			16,287			13,765
Other assets	106,600			90,585			87,815
Total assets	$1,637,258			$1,453,766			$1,427,998

Liabilities
Deposits:
NOW	$432,789	$3,246	0.75	$438,123	$2,608	0.60	$454,320	$2,413	0.53
Money market checking	245,008	2,455	1.00	239,632	1,781	0.74	163,630	1,282	0.78
Savings	44,049	29	0.07	47,034	78	0.17	43,870	88	0.20
IRAs	17,894	285	1.59	16,678	217	1.30	16,319	208	1.27
CDs	319,720	5,620	1.76	262,417	3,610	1.38	314,542	3,757	1.19
Repurchase agreements and federal funds sold	18,536	56	0.30	23,559	75	0.32	27,066	72	0.27
FHLB and other borrowings	190,686	4,259	2.23	122,144	1,690	1.38	139,736	1,086	0.78
Subordinated debt	25,774	1,756	6.81	33,524	2,242	6.69	33,524	2,226	6.64
Total interest-bearing liabilities	1,294,456	17,706	1.37	1,183,111	12,301	1.04	1,193,007	11,132	0.93
Noninterest bearing demand deposits	171,631			117,696			99,826
Other liabilities	10,304			8,006			12,220
Total liabilities	1,476,391			1,308,813			1,305,053

Stockholders’ equity
Preferred stock	7,834			7,927			16,334
Common stock	11,082			10,355			8,263
Paid-in capital	107,669			96,987			75,799
Treasury stock	(1,084)			(1,084)			(1,084)
Retained earnings	42,509			34,155			25,943
Accumulated other comprehensive income	(7,143)			(3,387)			(2,310)
Total stockholders’ equity	160,867			144,953			122,945
Total liabilities and stockholders’ equity	$1,637,258			$1,453,766			$1,427,998

Net interest spread			3.21			3.13			3.12
Net interest income-margin		$52,054	3.41%		$44,297	3.27%		$42,991	3.22%

[1] Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Rate Volume Calculation: 2018 vs. 2017

(Dollars in thousands)	Change in Volume	Change in Rate	Change in Both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	4,631	4,022	550	9,203
Tax exempt	(25)	4	—	(21)
Real estate	976	1,139	67	2,182
Consumer	(120)	(17)	3	(134)
Investment securities:
Taxable	514	342	66	922
Tax-exempt	645	224	78	947
Interest-bearing deposits in banks	19	27	10	56
CDs with other banks	3	4	—	7
Total earning assets	6,643	5,745	774	13,162

Interest bearing liabilities
NOW	(32)	678	(8)	638
Money market checking	40	620	14	674
Savings	(5)	(47)	3	(49)
IRAs	16	48	4	68
CDs	788	1,003	219	2,010
Repurchase agreements and federal funds sold	(16)	(4)	1	(19)
FHLB and other borrowings	948	1,038	583	2,569
Subordinated debt	(518)	42	(10)	(486)
Total interest bearing liabilities	1,221	3,378	806	5,405
Total	5,422	2,367	(32)	7,757

Rate Volume Calculation: 2017 vs. 2016

(Dollars in thousands)	Change in Volume	Change in Rate	Change in Both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	738	526	12	1,276
Tax exempt	(44)	—	—	(44)
Real estate	(1,057)	1,148	(73)	18
Consumer	(149)	66	(12)	(95)
Investment securities:
Taxable	880	250	162	1,292
Tax-exempt	(154)	179	(15)	10
Interest-bearing deposits in banks	(72)	130	(100)	(42)
CDs with other banks	57	2	1	60
Total earning assets	199	2,301	(25)	2,475

Interest bearing liabilities
NOW	(86)	291	(10)	195
Money market checking	595	(65)	(31)	499
Savings	6	(15)	(1)	(10)
IRAs	5	4	—	9
CDs	(623)	570	(94)	(147)
Repurchase agreements and federal funds sold	(9)	14	(2)	3
FHLB and other borrowings	(137)	847	(106)	604
Subordinated debt	—	16	—	16
Total interest bearing liabilities	(249)	1,662	(244)	1,169
Total	448	639	219	1,306

Provision for Loan Losses

The Company’s provision for loan losses for 2018, 2017, and 2016 was $2.4 million, $2.2 million and $3.6 million, respectively.

Provision for loan losses of $2.4 million and $2.2 million were made for the year ended December 31, 2018 and 2017, respectively. The slight increase in loan loss provision is most attributable to the growth in the loan portfolios in 2018. The total increase in provision would have been greater if not for continued decline in historical loss rates, and a decrease in the need for ASC 310-10 specific loan loss allocations, during 2018. More specifically, total loan portfolio growth was 17.9% in 2018 versus 4.9% in 2017, while total specific loan loss allocations for impaired loans decreased by $145 thousand in 2018, versus an increase of $645 thousand in 2017. Total net charge-offs were $1.4 million in both 2018 and 2017, thereby generating roughly the same impact on the need for provision in both years. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.
Provision for loan losses of $2.2 million and $3.6 million were made for the year ended December 31, 2017 and 2016, respectively. The increase in loan loss provision is most attributable to average historical loss rates that have declined substantially in 2017, while net charge-offs were $1.1 million, or 45.0%, less in 2017 versus the prior year. The total decrease in provision would have been greater if not for increased loan portfolio growth and increased ASC 310-10 specific loan loss allocations for impaired loans. More specifically, total loan portfolio growth was 4.9% in 2017 versus 2.2% in 2016, while total specific loan loss allocations increased by $645 thousand in 2017, versus a decrease of $269 thousand in 2016. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.

Determining the appropriate level of the ALL requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators. Management seeks to maintain an ALL that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found earlier in this discussion under “Allowance for Loan Losses.”

Noninterest Income

Mortgage fee income, gain (loss) on derivatives, interchange income, security sale gains, income on bank owned life insurance and portfolio loan sales generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. The total of noninterest income for 2018, 2017 and 2016 was $38.6 million, $40.7 million and $43.2 million, respectively.

The decrease in noninterest income for 2018 compared to 2017 was primarily the result of a $4.8 million decrease in mortgage fee income, due to mortgage production volume decreasing by $93.8 million, or 6.1%, in 2018. Excluding the decrease in mortgage fee income, noninterest income for 2018 increased $2.7 million and was primarily attributed to a decrease in the loss on derivative and increases in the holding gain on equity securities and income on bank owned life insurance. Gain on sale of securities and gain on sale of portfolio loans decreased $404 thousand and $340 thousand, respectively, in 2018 compared to 2017. During 2018, interchange expense was netted against Visa debit card and interchange income and, as a result of this change, interchange income for 2018 declined by $611 thousand compared to 2017.

In 2018 and 2017, mortgage fee income decreased $4.8 million and increased $1.5 million, respectively. Production volume decreased by $93.8 million, or 6.1%, in 2018 and decreased $103.8 million, or 6.3%, in 2017. With the pressure of increasing rates during 2018, production decreased in 2018 across each of the loan categories. The $93.8 million decrease in 2018 was due to a $46.9 million decrease in purchase loans, a $35.4 million decrease in refinance volume, a $8.8 million decrease in bridge loans, and a $2.7 million decrease in construction loans. The decrease in 2017 was due to the decrease in refinance volume of $199.3 million, which was a result of increasing interest rates in 2017. This decrease was partially offset by a $68.8 million increase in construction loans, a $13.5 million increase in purchase loans, and a $13.2 million increase in bridge loans.

Commercial swap fee income increased $49 thousand from $503 thousand in 2017 to $552 thousand in 2018. This was primarily the result of an increase in swap volume from $17.2 million in 2017 to $29.4 million in 2018.

Other operating income increased $61 thousand from $1.28 million in 2017 to $1.34 million in 2018. This increase was primarily related to a gain on sale of fixed assets of $344 thousand related to the closure and sale of the land, building, and certain furniture and equipment items from a branch located at 704 Foxcroft Avenue, Martinsburg, WV.

During the ordinary course of business in 2018, 2017 and 2016, the Company sold several investment securities at a gain of $327 thousand, $731 thousand and $1.1 million, respectively. All investments that were sold were classified as available-for-sale. The Company is always looking at ways to improve yield while maintaining a high quality short-term investment portfolio.

Gain on sale of portfolio loans decreased $340 thousand from $538 thousand in 2017 to $198 thousand in 2018 and decreased $504 thousand from $1.0 million in 2016 to $538 thousand in 2017. The total volume of portfolio loans sold in 2018, 2017 and 2016 was $15.2 million, $52.9 million, and $57.2 million, respectively.

The Company is continually searching for ways to increase noninterest income.

Noninterest Expense

Noninterest expense was $72.9 million, $70.5 million and $69.2 million in 2018, 2017 and 2016, respectively. Approximately 63%, 65% and 62% of noninterest expense for 2018, 2017 and 2016, respectively, related to personnel costs. Personnel is a critical component of every service organization, which is why personnel costs are such a significant part of the expenditure mix. Salaries and benefits increased by $2.1 million in 2018 and decreased by $1.1 million in 2017. The 2018 increase is primarily the result of additional staffing related to organic growth. The additional staffing was used for sales positions as well as the back office support needed to facilitate growth. The 2017 decrease is primarily the result of decreased commissions due to a 13.4% decrease in mortgage loan origination volume, a $752 thousand decrease in the earn out paid to management of the mortgage company related to a 2012 acquisition, and due to operational efficiency gains during the year.

Equipment and occupancy expense increased by $384 thousand in 2018 and by $1.0 million in 2017. The 2018 increase was primarily due to one new full-service branch being opened during 2018 in the northern Virginia region as well as a full year of expenses from the Suncrest and Leesburg offices opened in 2017. Part of this increase was offset due to the decreased expenses related to the consolidation of two branches in Martinsburg, WV during December of 2017. The 2017 increase was mainly the result of the two new full-service branches opened in 2017 and increased equipment expense related to depreciation and continued maintenance of property and software.

Travel, entertainment, dues, and subscriptions expense increased by $587 thousand in 2018 and by $496 thousand in 2017. More specifically, the 2018 increase was primarily due to a $386 thousand increase in travel expense, $288 thousand increase in publications and sponsorships, and a $26 thousand increase in licenses and permits, partially offset by a $13 thousand decrease in meals and entertainment, a $15 thousand decrease in cell phone reimbursement and a $27 thousand decrease in dues and memberships. The 2017 increase was primarily the result of a $144 thousand increase in publications and subscriptions, a $121 thousand increase in meals and entertainment, a $96 thousand increase in travel expense, a $60 thousand increase in dues and memberships, and a $30 thousand increase in licenses and permits, partially offset by a $7 thousand decrease in cell phone reimbursement.

Professional fees increased by $416 thousand in 2018 and increased by $423 thousand in 2017. The 2018 increase was due to project management, additional accounting and auditing fees, recruiting expenses, and other efficiency implementations. The 2017 increase was related to project management, core conversion and other efficiency implementations, and the Nasdaq listing and subsequent approval.

Data processing decreased by $1.4 million in 2018 and increased by $152 thousand in 2017. The decrease in 2018 was primarily due to efficiencies gained by the core conversion completed during 2017. The increase in 2017 was largely driven by the core conversion completed in April 2017, along with overall growth in terms of personnel and office space Company-wide and the usage of additional products, services, and providers to better serve the client base.

Income Taxes

The Company incurred income tax expense of $3.4 million, $4.8 million, and $6.8 million in 2018, 2017, and 2016, respectively.

The Company’s effective tax rate was 22%, 39%, and 35% in 2018, 2017 and 2016, respectively. The decrease in effective tax rate for 2018 was primarily driven by the Tax Reform Act, signed into law on December 22, 2017. The new law established a new, flat corporate federal statutory income tax rate of 21%. The decrease in 2018 was even larger due to the increase during 2017. This increase in effective tax rate during 2017 was also primarily the result of the Tax Reform Act, in which the Company was required to re-measure its net deferred tax asset and resulted in an income tax charge of $646 thousand. Among other things, the new law (i) eliminated the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (ii) limited the deduction for net interest expense incurred by U.S. corporations, (iii) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (iv) eliminated or reduced certain deductions related to meals and entertainment expenses, (v) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vi) limited the deductibility of deposit insurance premiums. If not for having to re-measure the net deferred tax asset, the Company’s effective tax rate for 2017 would have been 33%. The Company’s effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by the Company. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses.

Return on Assets

Excluding discontinued operations, the Company’s return on average assets from continuing operations was 0.73% in 2018, compared to 0.52% in 2017 and 0.63% in 2016. The increased return in 2018 is a direct result of a $4.4 million increase in earnings from continuing operations, while average total assets increased by $183.5 million, mainly as the result of a $121.6 million increase in average total loans and a $44.7 million increase in investment securities. The decreased return in 2017 is a direct result of a $1.4 million decrease in earnings from continuing operations, while average total assets increased by $25.8 million, mainly as the result of a $44.0 million increase in average investment securities.

Return on Equity

Excluding discontinued operations, the Company’s return on average stockholders’ equity from continuing operations was 7.46% in 2018, compared to 5.23% in 2017 and 7.30% in 2016. The increased return in 2018 is a direct result of a $4.4 million increase in earnings from continuing operations, while average equity increased by $15.9 million. The decreased return in 2017 is a direct result of a $1.4 million decrease in earnings from continuing operations, while average equity increased by $22.0 million.

Overview of the Statement of Condition

The greatest balance sheet changes from 2017 to 2018 were as follows: total assets increased by $216.7 million to $1.8 billion at December 31, 2018, loans increased by $198.4 million to $1.3 billion, deposits increased by $149.6 million to $1.3 billion, repurchase agreements decreased $7.5 million to $14.9 million, borrowings increased $62.7 million to $214.9 million, subordinated debt decreased $16.0 million to $17.5 million, and stockholders’ equity increased $26.6 million to $176.8 million,

Cash and Cash Equivalents

Cash and cash equivalents totaled $22.2 million at December 31, 2018, compared to $20.3 million at December 31, 2017. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Investment Securities

Investment securities available-for-sale totaled $221.6 million at December 31, 2018, compared to $231.5 million at December 31, 2017.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value:

December 31, (Dollars in thousands)	2018	2017	2016
Available-for-sale securities:
U. S. Agency securities	$77,430	$80,945	$28,816
U.S. Sponsored Mortgage-backed securities	50,115	58,154	54,733
Municipal securities	83,761	75,842	70,795
Other securities	10,308	16,566	8,024
Total investment securities available-for-sale	$221,614	$231,507	$162,368

At December 31, 2018, investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. At December 31, 2018, the amortized cost of investment securities totaled $226.3 million, resulting in unrealized loss in the investment portfolio of $4.6 million. Although these investments show an unrealized loss, management has the intent and ability to hold the investments to maturity and they are all high quality investments with no other than temporary impairment. The municipal securities continue to give the Company the ability to pledge and to better the effective tax rate.

The following table shows the maturities for the investment securities portfolio at December 31, 2018:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Fair Value
U. S. Agency securities	$—	—%	$34,851	1.96%	$14,328	2.55%	$29,863	2.86%	$79,042	$77,430
U.S. Sponsored Mortgage-backed securities	—	—	—	—	9,377	1.68	42,777	2.61	52,154	50,115
Municipal securities	11,066	5.54	2,481	3.35	3,073	2.74	68,126	3.31	84,746	83,761
Other securities	—	—	350	6.00	9,958	5.69		—	10,308	10,308
Total	$11,066	5.54%	$37,682	2.09%	$36,736	3.19%	$140,766	3.00%	$226,250	$221,614

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through the Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in the management of interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $1.3 billion as of December 31, 2018 and $1.1 billion as of December 31, 2017.

During 2018, the Bank experienced loan growth of $198.4 million. The growth primarily came from the commercial and non-residential real estate area, which grew approximately $157.1 million, and from the residential real estate area, which grew $45.3 million.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2018	2017	2016	2015	2014
Commercial and non-residential real estate	$941,033	$783,909	$756,619	$728,202	$559,387
Residential real estate and home equity	353,944	308,614	280,838	285,490	220,442
Consumer and other	9,605	12,783	14,511	17,361	17,103
Total Loans	$1,304,582	$1,105,306	$1,051,968	$1,031,053	$796,932
Deferred loan origination fees and costs, net	$(216)	$635	$897	$1,117	$1,365
Loans receivable	$1,304,366	$1,105,941	$1,052,865	$1,032,170	$798,297

At December 31, 2018, commercial and non-residential real estate loans represented the largest portion of the portfolio approximating 72.1% of the total loan portfolio. Commercial loans totaled $941.0 million at December 31, 2018, compared to $783.9 million at December 31, 2017. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 27.1% of the total loan portfolio. Residential real estate and home equity loans totaled $353.9 million at December 31, 2018, compared to $308.6 million at December 31, 2017. Included in residential real estate loans are home equity credit lines totaling $59.0 million at December 31, 2018, compared to $62.4 million at December 31, 2017. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia county markets of West Virginia and Fairfax and Loudoun county markets of Virginia. Under the Tax Reform Act signed into law on December 22, 2017, interest on home equity loans and lines of credit is no longer deductible. This change could adversely impact the level of originations and outstanding volumes of home equity loans and lines of credit in the future.

At December 31, 2018, consumer and other loan balances totaled $9.6 million compared to $12.8 million at December 31, 2017. The majority of consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve our market areas.

At December 31, 2018, loans identified by management as potential problem loans amounted to $1.4 million, which includes one commercial relationship comprised of two loans in total. These are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms. However, these loans continue to be repaid as agreed, are sufficiently collateralized, and are not believed to present significant risk of loss.

The following table provides additional information about loans:

Loan maturities at December 31, 2018:

(Dollars in thousands)	One Year or Less	One Through Five Years	Due After Five Years	Total
Commercial and non-residential real estate	$191,778	$419,005	$330,249	$941,032
Residential real estate and home equity	129,334	53,818	170,792	353,944
Consumer and other	601	3,131	5,874	9,606
Total Loans	$321,713	$475,954	$506,915	$1,304,582

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2018 that mature after one year:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
Predetermined fixed interest rate	$383,130	$22,063	$3,789	$408,982
Floating or adjustable interest rate	366,124	202,547	5,216	573,887
Total as of December 31, 2018	$749,254	$224,610	$9,005	$982,869

Loan Concentration

At December 31, 2018, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. However, a large portion of commercial loans are real estate secured and they are geographically and industry diverse. Loans that are non-real estate secured are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the ALL. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

The result of the evaluation of the adequacy at each period presented herein indicated that the ALL was considered adequate to absorb losses inherent in the loan portfolio.

At December 31, 2018 and 2017, impaired loans totaled $12.8 million and $15.6 million, respectively. A portion of the ALL of $1.0 million and $1.2 million was allocated to cover any loss in these loans at December 31, 2018 and 2017, respectively. Loans past due more than 30 days were $16.2 million and $9.8 million, respectively, at December 31, 2018 and 2017. The total of loans past due more than 30 days as of December 31, 2018 included a loan with an outstanding balance of $6.0 million which was reported as past due as the result of a temporary delay in the set-up and receipt of the initial payment. That loan was paid current shortly after year-end.

	December 31,
	2018	2017	2016
Loans past due more than 30 days to gross loans	1.24%	0.89%	0.73%
Loans past due more than 90 days to gross loans	0.40%	0.25%	0.39%

Net charge-offs of $1.4 million in 2018, $1.4 million in 2017, and $2.5 million in 2016 were incurred. The provision for loan losses was $2.4 million in 2018, $2.2 million in 2017, and $3.6 million in 2016. Net charge-offs represented 0.11%, 0.13%, 0.24%, 0.07% and 0.16% in 2018, 2017, 2016, 2015 and 2014, respectively, compared to gross loans for the indicated period.

The following tables reflect the allocation of the ALL as of December 31, 2018, 2017, 2016, 2015 and 2014:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2017	$7,804	$1,824	$250	$9,878
Charge-offs	(1,024)	(166)	(290)	(1,480)
Recoveries	15	81	5	101
Provision	1,810	350	280	2,440
ALL balance at December 31, 2018	$8,605	$2,089	$245	$10,939

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2016	$7,181	$1,718	$202	$9,101
Charge-offs	(1,138)	(250)	(109)	(1,497)
Recoveries	39	44	18	101
Provision	1,722	312	139	2,173
ALL balance at December 31, 2017	$7,804	$1,824	$250	$9,878

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006
Charge-offs	(1,995)	(224)	(338)	(2,557)
Recoveries	8	11	1	20
Provision	3,102	121	409	3,632
ALL balance at December 31, 2016	$7,181	$1,718	$202	$9,101

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223
Charge-offs	(708)	(33)	(6)	(747)
Recoveries	20	6	11	37
Provision	2,391	184	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2013	$3,609	$1,073	$253	$4,935
Charge-offs	(1,110)	(130)	(68)	(1,308)
Recoveries	7	3	4	14
Provision	1,857	707	18	2,582
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223

(Dollars in thousands)	2018		2017		2016		2015		2014
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$8,605	72%	$7,804	71%	$7,181	72%	$6,066	70%	$4,363	70%
Residential real estate and home equity	2,089	27	1,824	28	1,718	27	1,810	28	1,653	28
Consumer and other	245	1	250	1	202	1	130	2	207	2
Total	$10,939	100%	$9,878	100%	$9,101	100%	$8,006	100%	$6,223	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. For 2018, interest income on loans would have increased by approximately $771 thousand if loans had performed in accordance with their terms.

Non-performing assets and past due loans:

(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans
Commercial	$4,495	$8,350	$4,975	$8,195	$3,462
Real estate and home equity	2,526	1,170	1,176	839	487
Consumer and other	82	179	78	371	—
Total non-accrual loans	7,103	9,699	6,229	9,405	3,949
Accruing loan past due 90 days or more	—	—	—	848	5,306
Total non-performing loans	7,103	9,699	6,229	10,253	9,255
Other real estate, net	2,145	1,346	414	239	575
Total non-performing assets	$9,248	$11,045	$6,643	$10,492	$9,830

Allowance for loan losses	$10,939	$9,878	$9,101	$8,006	$6,223

Nonperforming loans to gross loans	0.54%	0.88%	0.59%	0.99%	1.16%
Allowance for loan losses to non-performing loans	154.01%	101.85%	146.11%	78.08%	67.24%
Nonperforming assets to total assets	0.53%	0.72%	0.47%	0.76%	0.89%

Impaired loans have decreased by $2.8 million, or 17.9%, during 2018. This change is the net effect of multiple factors, including the identification of $5.6 million of recently impaired loans, the sale of three impaired commercial loans totaling $5.4 million, principal curtailments of $738 thousand, partial charge-offs of $708 thousand, foreclosure and reclassification to other real estate owned of $720 thousand, reclassification of $620 thousand of previously reported impaired loans to performing loans, and normal loan amortization of $153 thousand.

The $5.6 million total of recently identified impaired loans includes $3.7 million, or 66.1%, of commercial loans, $1.6 million, or 18.6%, of residential mortgage loans, and $213 thousand, or 5.3%, of consumer loans. The commercial loans are primarily concentrated in two relationships, including a $1.8 million note secured by a stalled real estate development project and two notes totaling $1.4 million secured by a struggling automotive dealership. These three loans represent 86.5% of the recently impaired commercial loans, while the remaining $500 thousand represent six additional commercial loans ranging from $11 thousand to $152 thousand in outstanding balances.

The $5.4 million total of sold impaired loans includes three loans in two commercial relationships, including a $3.4 million purchased participation note secured by a senior healthcare facility, a $1.1 million commercial real estate loan, net of a $579 thousand sold participation, secured by a retail strip center, and a $874 thousand development loan secured by a developed commercial site adjacent to the retail strip center. The healthcare loan was purchased by another investor with significant resources in the healthcare industry, while the retail and development loans were purchased by an investor with personal ties to the project.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.3 billion, or 84.1%, of funding sources at December 31, 2018. This same information at December 31, 2017, reflected $1.2 billion in deposits representing 84.8% of such funding sources. Repurchase agreements, which are available to large corporate customers, represented 1.0% and 1.6% of funding sources at December 31, 2018 and 2017, respectively. FHLB and other borrowings and subordinated debt represented the remainder of such funding sources. In 2018, $16.0 million of subordinated debt was converted into common stock, which caused the issuance of 1,000,000 new shares and will provide an annual interest expense savings of $1.1 million.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the Company. At December 31, 2018, noninterest-bearing balances totaled $213.6 million compared to $126.0 million at December 31, 2017, or 16.3% and 10.9% of total deposits, respectively. Interest-bearing deposits totaled $1.1 billion at December 31, 2018, compared to $1.0 billion at December 31, 2017, or 83.7% and 89.1% of total deposits, respectively.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2018, 2017 and 2016:

(Dollars in thousands)	2018	2017	2016
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$213,597	$125,963	$115,692
Interest bearing demand	376,398	436,303	414,031
Savings and money markets	317,697	284,795	280,533
Time deposits including CDs and IRAs	401,462	312,519	296,761
Total deposits	$1,309,154	$1,159,580	$1,107,017

Time deposits that meet or exceed the FDIC insurance limit	$15,280	$18,832	$18,727

The following table sets forth the average balance and average rate paid on each of the deposit categories for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$171,631		$117,696		$99,826
Interest-bearing demand deposits:
NOW	432,789	0.75%	438,123	0.60%	454,320	0.53%
Money market checking	245,008	1.00%	239,632	0.74%	163,630	0.78%
Savings	44,049	0.07%	47,034	0.17%	43,870	0.20%
IRAs	17,894	1.59%	16,678	1.30%	16,319	1.27%
CDs	319,720	1.76%	262,417	1.38%	314,542	1.19%
Total interest-bearing deposits	1,059,460	1.10%	1,003,884	0.83%	992,681	0.78%
Total deposits	$1,231,091		$1,121,580		$1,092,507

Average interest-bearing deposits totaled $1.1 billion during 2018 compared to $1.0 billion during 2017. Average noninterest bearing deposits totaled $171.6 million during 2018 compared to $117.7 million during 2017.

Maturities of time deposits that meet or exceed the FDIC insurance limit as of December 31, 2018:

(Dollars in thousands)	2018
Under 3 months	$1,752
Over 3-12 months	6,677
Over 1 to 3 years	5,791
Over 3 years	1,060
Total	$15,280

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments.
Short-term borrowings:

(Dollars in thousands)	2018	2017	2016
Balance at end of year	$212,395	$149,596	$87,733
Average balance during the year	171,117	100,969	137,822
Maximum month-end balance	264,297	220,097	210,600
Weighted-average rate during the year	2.27%	1.16%	0.51%
Weighted-average rate at December 31	2.62%	1.61%	0.74%

Repurchase agreements:

(Dollars in thousands)	2018	2017	2016
Balance at end of year	$14,925	$22,403	$25,160
Average balance during the year	18,536	25,160	27,066
Maximum month-end balance	20,903	25,972	29,561
Weighted-average rate during the year	0.30%	0.30%	0.27%
Weighted-average rate at December 31	0.16%	0.34%	0.28%

In addition, the Company holds subordinated debt as follows:

(Dollars in thousands)	2018	2017	2016
Balance at end of year	$17,524	$33,524	$33,524
Average balance during the year	25,774	33,524	33,524
Maximum month-end balance	33,524	33,524	33,524
Weighted-average rate during the year	6.81%	6.69%	6.64%
Weighted-average rate at December 31	6.57%	6.70%	6.63%

Capital/Stockholders’ Equity

During the year ended December 31, 2018, stockholders’ equity increased approximately $26.6 million to $176.8 million. This increase consists of net income for the year of $12.0 million, the conversion of subordinated debt to common stock totaling $16.0 million, common stock options exercised totaling $2.1 million, and stock based compensation of $1.3 million. These increases were offset by a $3.1 million other comprehensive loss and dividends paid totaling $1.7 million. With the stockholders’ equity increasing as noted above, the equity to assets ratio increased 0.31% to 10.10% due to equity growth outpacing the $216.7 million increase in total assets during 2018. The Company paid dividends to common shareholders of $1.2 million in 2018 and $1.0 million in 2017 and earned $12.0 million in 2018 versus $7.6 million in 2017, resulting in the dividend payout ratio decreasing from 13.64% in 2017 to 10.16% in 2018.

At December 31, 2018, accumulated other comprehensive loss totaled $6.8 million, an increase in the loss of $3.8 million from December 31, 2017. This change is primarily the result of the decrease in the market value of the investment portfolio from 2017 to 2018, principally in the area of local municipal bonds.

The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company’s risk-based capital ratios can be found in Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also “Supervision and Regulation” in Item 1, Business, of this Annual Report on Form 10-K.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2018 and 2017, the Company met all capital adequacy requirements to which it was subject.

At December 31, 2018, the Company’s consolidated risk-based capital ratios were above the minimum standards for a well capitalized institution. The total risk-based capital ratio of 13.8% at December 31, 2018, is above the well capitalized standard of 10%. The Tier 1 risk-based capital ratio of 12.0% also exceeded the well capitalized minimum of 8%. The common equity tier 1 capital ratio of 11.2% is above the well capitalized standard of 6.5%. The leverage ratio at December 31, 2018, was 9.9% and was also above the well capitalized standard of 5%. Management believes that capital continues to provide a strong base for profitable growth.

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

Interest Rate Risk

Our primary market risk is interest rate fluctuation. Interest rate risk results from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic conditions, financial conditions, movements in interest rates, and consumer preferences affect the difference between interest earned on our assets and interest paid on our liabilities. The Company’s interest rate risk represents the levels of exposure our income and market values have to fluctuations in interest rates. Interest rate risk is measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The ALCO oversees the management of interest rate risk. ALCO’s objective is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs, and protect the Company from any material financial consequences associated with changes in interest rates.

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

At December 31, 2018, the Company is shown in a liability sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is more favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	25.0%	20.0%	15.0%	10.0%	10.0%	15.0%	20.0%	25.0%
December 31, 2018	0.8%	0.3%	(0.7)%	(0.7)%	(2.9)%	(8.2)%	(16.9)%	(21.6)%
December 31, 2017	(4.3)%	(3.9)%	(3.2)%	(1.6)%	(0.3)%	(11.6)%	(19.2)%	(22.8)%

As shown above, measures of net interest income at risk in a rising rate environment were less favorable at December 31, 2018 than at December 31, 2017 at all interest rate shock levels and less favorable in a falling rate environment for the same time periods. All measures remained well within prescribed policy limits. This reflects rising liability costs in an environment in which we expect short-term market rates to rise faster than long-term rates.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	35.0%	25.0%	17.0%	12.0%	12.0%	17.0%	25.0%	35.0%
December 31, 2018	(8.2)%	(6.4)%	(4.3)%	(2.0)%	(2.7)%	(11.9)%	(27.6)%	(33.3)%
December 31, 2017	(6.3)%	(4.7)%	(3.2)%	(1.7)%	(1.9)%	(16.1)%	(29.7)%	(29.7)%

The EVE at risk in down rate scenarios decreased at December 31, 2018, when compared to December 31, 2017, while we expect economic value of equity to decline during rising rate environments. This is due to operating in an environment expecting a relatively flattening yield curve.

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

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is the Company’s policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2018, cash provided by financing activities totaled $205.2 million, while outflows from investing activity totaled $210.0 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

The Company has an effective shelf registration covering $75 million of debt and equity securities, of which approximately $75 million remains available, subject to Board authorization and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2018. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

(Dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Certificates of deposit and individual retirement accounts [1]	$266,714	$98,370	$36,378	$—	$401,462
Securities sold under agreement to repurchase	14,925	—	—	—	14,925
Operating leases	1,785	3,316	3,055	12,817	20,973
FHLB short-term advances	212,395	—	—	—	212,395
FHLB long-term advances	85	2,407	—	—	2,492
Total	$495,904	$104,093	$39,433	$12,817	$652,247
1 Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the consolidated financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits. Further discussion of these agreements, including the amounts outstanding at December 31, 2018, is included in Note 7, “Commitments and Contingent Liabilities” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

Fourth quarter 2018 net income was $3.0 million compared to $1.4 million in the fourth quarter of 2017. This equated to basic earnings per share, on a quarterly basis, of $0.25 in 2018 and $0.12 in 2017. Diluted earnings per share for the fourth quarter of 2018 and 2017 were $0.24 and $0.12, respectively. Net interest income increased during the fourth quarter and was $14.4 million in the fourth quarter of 2018 compared to $11.7 million in 2017. Noninterest income was $8.3 million in the fourth quarter of 2018 compared to $10.2 million in 2017. Noninterest expense increased to $18.5 million for the fourth quarter of 2018 from $17.7 million in 2017. Loan loss provision was $292 thousand for the fourth quarter of 2018, a decrease of $744 thousand over the fourth quarter of 2017.

The commercial and retail banking segment of the Company had increased earnings in the fourth quarter of 2018 by $2.4 million from the same period one year prior due to an increase in noninterest expenses. Net interest income increased $2.5 million due to the Company’s strong balance sheet growth, namely loan growth of $203.0 million and deposit growth of $147.1 million. Noninterest income decreased $387 thousand, primarily as the result of a decrease of $80 thousand in the gain on sale of portfolio loans, a decrease of $54 thousand in the gain on derivative, and a decrease of $47 thousand in commercial swap fee income. Noninterest expenses increased by $1.0 million, mostly as the result of a $743 thousand increase in salaries and employee benefits, a $218 thousand increase in other operating expenses, and $111 thousand increase in insurance, tax, and assessment expense.

Additionally, fourth quarter 2018 income tax expense decreased by $556 thousand to $1.3 million versus the fourth quarter 2017. The decrease in tax expense was primarily the result of the reduction in the statutory income tax rate in 2018.

The mortgage segment of the Company had decreased fourth quarter earnings of $320 thousand from the same period one year prior due to a decrease in mortgage fee income of $837 thousand and a decrease in the gain on derivatives of $227 thousand. Salaries and benefits decreased $689 thousand as a result of decreased commission expense. In addition, there was a decrease in income tax expense of $232 thousand due to the decrease in fourth quarter 2018 earnings versus the prior year.

The financial holding company segment of the Company had decreased earnings of $452 thousand in the fourth quarter of 2018 compared to the same period in 2017. The earnings decrease was primarily related to a $276 thousand decrease in the gain on sale of securities and a $584 thousand increase in salaries and employee benefits. Additionally, the fourth quarter income tax benefit decreased $62 thousand in 2018.

Future Outlook

The Company has invested in infrastructure to support anticipated future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will continue to focus on the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of outstanding customer service coupled with high quality products and technology. The Company is expanding the treasury services function to support the banking needs of financial and emerging technology companies, which will further enhance core deposits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2018. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2018, over a twelve-month period, an immediate 100 basis point increase in interest rates would result in a decrease in net interest income by 0.7%. An immediate 200 basis point increase in interest rates would result in a decrease in net interest income by 0.7%. A 100 basis point decrease in interest rates would result in a decrease in net interest income of 2.9%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

We also have counter-party risk which may arise from the possible inability of the Company’s third-party investors to meet the terms of their forward sales contracts. The Company works with third-party investors that are generally well capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We do not expect any third-party investor to fail to meet its obligation. We monitor the financial condition of these third parties on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MVB Financial Corp. and Subsidiary
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2018 and 2017

	2018	2017
ASSETS
Cash and cash equivalents:
Cash and due from banks	$14,747	$16,345
Interest bearing balances with banks	7,474	3,960
Total cash and cash equivalents	22,221	20,305
Certificates of deposit with other banks	14,778	14,778
Investment Securities:
Securities available-for-sale, at fair value	221,614	231,507
Equity securities	9,599	—
Loans held for sale	75,807	66,794
Loans receivable:	1,304,366	1,105,941
Less: Allowance for loan losses	(10,939)	(9,878)
Net Loans	1,293,427	1,096,063
Premises and equipment, net	26,545	26,686
Bank owned life insurance	34,291	32,666
Accrued interest receivable and other assets	34,207	27,023
Goodwill	18,480	18,480
TOTAL ASSETS	$1,750,969	$1,534,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$213,597	$125,963
Interest bearing	1,095,557	1,033,617
Total deposits	1,309,154	1,159,580

Accrued interest payable and other liabilities	17,706	16,434
Repurchase agreements	14,925	22,403
FHLB and other borrowings	214,887	152,169
Subordinated debt	17,524	33,524
Total liabilities	1,574,196	1,384,110

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 issued in 2018 and 2017 (See Note 12)	7,834	7,834
Common stock, par value $1; 20,000,000 shares authorized; 11,658,370 shares issued and 11,607,293 shares outstanding in 2018; 10,495,704 shares issued and 10,444,627 shares outstanding in 2017	11,658	10,496
Additional paid-in capital	116,897	98,698
Retained earnings	48,274	37,236
Accumulated other comprehensive loss	(6,806)	(2,988)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	176,773	150,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,750,969	$1,534,302

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
INTEREST INCOME
Interest and fees on loans	$62,468	$51,217	$50,018
Interest on deposits with other banks	403	340	322
Interest on investment securities - taxable	3,580	2,658	1,366
Interest on tax exempt loans and securities	3,309	2,383	2,417
Total interest income	69,760	56,598	54,123

INTEREST EXPENSE
Interest on deposits	11,635	8,294	7,748
Interest on repurchase agreements	56	75	72
Interest on FHLB and other borrowings	4,259	1,690	1,086
Interest on subordinated debt	1,756	2,242	2,226
Total interest expense	17,706	12,301	11,132

NET INTEREST INCOME	52,054	44,297	42,991
Provision for loan losses	2,440	2,173	3,632
Net interest income after provision for loan losses	49,614	42,124	39,359

NONINTEREST INCOME
Service charges on deposit accounts	1,033	765	764
Income on bank owned life insurance	1,182	646	638
Visa debit card and interchange income	647	1,258	1,185
Mortgage fee income	32,337	37,149	35,673
Gain on sale of portfolio loans	198	538	1,042
Insurance and investment services income	716	563	420
Gain on sale of securities	327	731	1,082
Gain (loss) on derivatives	(278)	(2,722)	1,467
Commercial swap fee income	552	503	84
Holding gain on equity securities	590	—	—
Other operating income	1,336	1,275	850
Total noninterest income	38,640	40,706	43,205

NONINTEREST EXPENSES
Salary and employee benefits	46,224	44,108	45,225
Occupancy expense	4,234	4,084	3,686
Equipment depreciation and maintenance	3,239	3,005	2,452
Data processing and communications	3,741	5,116	4,964
Mortgage processing	3,551	3,207	3,355
Marketing, contributions and sponsorships	1,141	1,179	1,253
Professional fees	3,559	3,143	2,720
Printing, postage and supplies	762	988	767
Insurance, tax and assessment expense	1,846	1,797	1,528
Travel, entertainment, dues and subscriptions	2,808	2,221	1,725
Other operating expenses	1,773	1,652	1,534
Total noninterest expense	72,878	70,500	69,209
Income from continuing operations, before income taxes	15,376	12,330	13,355
Income tax expense - continuing operations	3,373	4,755	4,378
Net Income from continuing operations	12,003	7,575	8,977
Income from discontinued operations, before income taxes	—	—	6,346
Income tax expense - discontinued operations	—	—	2,411
Net Income from discontinued operations	—	—	3,935
Net Income	$12,003	$7,575	$12,912
Preferred dividends	489	498	1,128
Net Income available to common shareholders	$11,514	$7,077	$11,784

Earnings per share from continuing operations - basic	$1.04	$0.69	$0.96
Earnings per share from discontinued operations - basic	$—	$—	$0.48
Earnings per common shareholder - basic	$1.04	$0.69	$1.44

Earnings per share from continuing operations - diluted	$1.00	$0.68	$0.92
Earnings per share from discontinued operations - diluted	$—	$—	$0.39
Earnings per common shareholder - diluted	$1.00	$0.68	$1.31

Cash dividends declared	$0.11	$0.10	$0.08
Weighted average shares outstanding - basic	11,030,984	10,308,738	8,212,021
Weighted average shares outstanding - diluted	12,722,003	10,440,228	10,068,733

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Net Income	$12,003	$7,575	$12,912

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	(4,167)	3,387	(2,802)

Unrealized holding gains during the year related to reclassified held-to-maturity securities	—	—	1,825

Income tax effect	1,125	(1,355)	391

Reclassification adjustment for gain recognized in income	(327)	(731)	(813)

Reclassification adjustment for gain recognized in income related to reclassified held-to-maturity securities	—	—	(269)

Income tax effect	88	292	433

Change in defined benefit pension plan	284	(507)	(181)

Income tax effect	(77)	203	72

Total other comprehensive income (loss)	(3,074)	1,289	(1,344)

Comprehensive income	$8,929	$8,864	$11,568

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2018, 2017 and 2016

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance December 31, 2015	$16,334	$8,113	$74,228	$20,054	$(2,933)	$(1,084)	$114,712

Net Income	—	—	—	12,912	—	—	12,912
Other comprehensive loss	—	—	—	—	(1,344)	—	(1,344)
Cash dividends paid ($0.08 per share)	—	—	—	(646)	—	—	(646)
Dividends on preferred stock	—	—	—	(1,128)	—	—	(1,128)
Common stock issuance, net of issuance costs	—	1,913	18,606	—	—	—	20,519
Stock based compensation	—	—	568	—	—	—	568
Common stock options exercised	—	22	10	—	—	—	32

Balance December 31, 2016	16,334	10,048	93,412	31,192	(4,277)	(1,084)	145,625

Net Income	—	—	—	7,575	—	—	7,575
Other comprehensive income	—	—	—	—	1,289	—	1,289
Cash dividends paid ($0.10 per share)	—	—	—	(1,033)	—	—	(1,033)
Dividends on preferred stock	—	—	—	(498)	—	—	(498)
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)
Common stock issuance, net of issuance costs	—	444	4,487	—	—	—	4,931
Stock based compensation	—	—	813	—	—	—	813
Common stock options exercised	—	4	(14)	—	—	—	(10)

Balance December 31, 2017	7,834	10,496	98,698	37,236	(2,988)	(1,084)	150,192

Net Income	—	—	—	12,003	—	—	12,003
Other comprehensive loss	—	—	—	—	(3,074)	—	(3,074)
Cash dividends paid ($0.11 per share)	—	—	—	(1,220)	—	—	(1,220)
Dividends on preferred stock	—	—	—	(489)	—	—	(489)
Stock based compensation	—	—	1,267	—	—	—	1,267
Common stock options exercised	—	161	1,968	—	—	—	2,129
Restricted stock units vested	—	1	(1)	—	—	—	—
Stranded AOCI	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017	—	—	—	98	(98)	—	—
Common stock issued from subordinated debt conversion, net of costs	—	1,000	14,965	—	—	—	15,965

Balance December 31, 2018	$7,834	$11,658	116,897	48,274	$(6,806)	$(1,084)	$176,773

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$12,003	$7,575	$12,912
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	1,293	1,166	1,001
Net amortization of deferred loan (fees) costs	(324)	26	55
Provision for loan losses	2,440	2,173	3,632
Depreciation and amortization	2,938	2,691	3,407
Stock based compensation	1,267	813	568
Loans originated for sale	(1,214,078)	(1,367,531)	(1,643,450)
Proceeds of loans sold	1,237,402	1,428,060	1,691,572
Mortgage fee income	(32,337)	(37,149)	(35,673)
Gain on sale of securities	(352)	(1,103)	(1,084)
Loss on sale of securities	25	372	2
Net gain on equity securities	(590)	—	—
Gain on sale of portfolio loans	(198)	(538)	(1,042)
Gain on sale of subsidiary	—	—	(6,926)
Income on bank owned life insurance, including death benefit proceeds in excess of cash surrender value	(1,182)	(646)	(638)
Deferred taxes	139	1,349	707
Other, net	(1,752)	(4,137)	221
Net cash provided by operating activities	6,694	33,121	25,264
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(31,068)	(139,127)	(114,612)
Maturities/paydowns of investment securities available-for-sale	25,748	19,011	17,790
Maturities/paydowns of investment securities held-to-maturity	—	—	400
Sales of investment securities available-for-sale	2,743	53,198	55,191
Purchases of premises and equipment	(2,693)	(4,496)	(1,668)
Disposals of premises and equipment	—	307	—
Disposals of premises and equipment from sale of subsidiary	—	—	581
Net increase in loans	(199,282)	(53,960)	(22,245)
Purchases of restricted bank stock	(29,370)	(20,712)	(23,933)
Redemptions of restricted bank stock	25,681	18,980	26,684
Proceeds from sale of certificates of deposit with banks	—	1,978	6,717
Purchases of certificates of deposit with banks	—	(2,229)	(8,094)
Proceeds from sale of other real estate owned	707	—	159
Proceeds from sale of subsidiary	—	—	7,047
Purchase of bank owned life insurance	(1,149)	(9,050)	—
Proceeds from death benefit of bank owned life insurance policies	706	—	—
Purchase of equity securities	(2,000)	—	—
Net cash used in investing activities	(209,977)	(136,100)	(55,983)
FINANCING ACTIVITIES
Net increase in deposits	149,574	52,563	94,703
Net (decrease) in repurchase agreements	(7,478)	(2,757)	(2,277)
Net change in short-term FHLB borrowings	74,999	49,663	(92,184)
Principal payments on FHLB borrowings	(62,281)	(15,097)	(93)
Proceeds from new FHLB borrowings	50,000	26,682	—
Subordinated debt conversion costs	(35)	—	—
Proceeds from stock offering, net of issuance costs	—	4,931	20,519
Preferred stock redemption	—	(8,500)	—
Common stock options exercised	2,129	(10)	32
Cash dividends paid on common stock	(1,220)	(1,033)	(646)
Cash dividends paid on preferred stock	(489)	(498)	(1,128)
Net cash provided by financing activities	205,199	105,944	18,926
Increase (decrease) in cash and cash equivalents	1,916	2,965	(11,793)
Cash and cash equivalents at beginning of period	20,305	17,340	29,133
Cash and cash equivalents at end of period	$22,221	$20,305	$17,340
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$1,369	$1,164	$332
Cashless stock options exercised	161	4	16
Restricted stock units vested	1	—	—
Common stock converted from subordinated debt	16	—	—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$17,277	$12,399	$10,890
Income taxes	191	6,026	6,922
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

MVB CDC was formed in 2017 and was created as a means to provide opportunities for loans and investments that help to increase access to equity capital in under-served urban and rural areas of West Virginia and our market areas in Virginia. MVB CDC promotes specific bank-driven economic development strategies, provides for effective support for its CRA compliance strategy, and helps to support positive local reputation of the Bank through marketing and visible activities in the communities where we live and work.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, its subsidiary, MVB Bank, and the Bank’s wholly-owned subsidiaries, MVB Mortgage and MVB Insurance. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into an Asset Purchase Agreement, as discussed below and in Note 22, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits. Interest-earning deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported for loans, deposits and short term borrowing transactions.

Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates, such as the allowance for loan losses, are based upon known facts and circumstances. Estimates are revised by management in the period such facts and circumstances change. Actual results could differ from these estimates.

Investment Securities

Investment securities at the time of purchase are classified as one of the following:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost.

Available-for-Sale Securities - Includes debt that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income tax effect.

Equity Securities - Includes equity securities that are adjusted to fair value on a monthly basis, with the change in value recorded directly on the income statement.

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

Common stock of the Federal Home Loan Bank (“FHLB”) represents ownership in an institution which is wholly owned by other financial institutions. These equity securities are accounted for at cost, less impairment and are classified as other assets.

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

The Company has a loan indemnification reserve for loans sold that may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The reserve amount was $200 thousand as of December 31, 2018 and 2017.

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

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the Management Loan Committee (“MLC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is reversed when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of timely payments. Removal of a loan from non-accrual status requires the approval of the Chief Credit Officer and or MLC.

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

Derivative Instruments

Interest Rate Lock Commitments and Hedges

The Company enters into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 days to 120 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. The correlation between the rate lock commitments and hedges is very high due to their similarity. As a result of these strategies, the Company limits the exposure of losses with these arrangements and will not realize significant gains related to its rate lock commitments due to changes in interest rates. For loans not originated on a best effort basis, the Company also uses mortgage-backed security hedges and pair-offs to mitigate interest rate risk by entering into securities and mortgage-backed securities trades with brokers.

The fair value of rate lock commitments and hedges is not readily ascertainable with precision because rate lock commitments and hedges are not actively traded in stand-alone-markets. The Company determines the fair value of rate lock commitments and hedges by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Fair value changes are recorded in noninterest income in the Company’s consolidated statement of income. At December 31, 2018 and 2017, the balance of interest rate lock commitments was $1.7 million and $1.4 million, respectively. There were no forward sales commitments as of December 31, 2018 and 2017.

Interest Rate Cap

The Company has entered into a rate protection transaction through SMBC Capital Markets, Inc. covering the period November 26, 2014 through December 1, 2019. The notional amount is $100 million and 3 month LIBOR is the underlying rate and the strike price is 3%. The 5 year coverage is broken into 20 quarterly caps. The Company’s fixed cost in the interest rate cap was $1.5 million. The credit support provider must maintain a long-term senior unsecured debt rating of A or better by S&P and A2 or better by Moody’s. The interest rate cap agreement is a free-standing derivative and is recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2018 and 2017, the fair value of the interest rate cap was $8 thousand and $33 thousand, respectively.

Interest Rate Swap

Beginning in 2015, the Company entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2018 and 2017, the fair value of interest rate swap agreements was $1.4 million and $268 thousand, respectively.

Fair Value Hedge

The Company entered into an interest rate swap designated as a fair value hedge to mitigate the effect of changing interest rates on the fair values of the loans. This involves the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company entered into a pay-fixed/receive-variable interest rate swap in December 2018 with a notional amount of $45.0 million which was designated as a fair value hedge associated with the Company’s fixed rate loan program. At December 31, 2018, the fair value of interest rate swap hedge was $343 thousand.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when the Bank sells mortgage loans and retains the servicing on those loans. On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained. A valuation is done to determine the MSR’s value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSR’s is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2018 or 2017. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. At December 31, 2018 and 2017, the MSR’s value was $173 thousand and $182 thousand, respectively.

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

If, based on its assessment of the qualitative factors, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test are not necessary. If determined to be necessary, a two-step impairment test is performed to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The first step requires the estimation of the reporting unit’s fair value. If the fair value of the reporting unit exceeds the carrying value, including goodwill, no further testing is required. If the carrying value exceeds the fair value, a second step is performed to determine whether an impairment charge must be recorded, and if so, the amount of such charge.

It was decided that the Company would early adopt ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350) and did so for the period ended December 31, 2018. As such, the Company began using the one-step process for the annual impairment evaluation.

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company had goodwill of $18.5 million, respectively.

Intangible assets include core deposit intangibles which are amortized over their useful life of ten years using the double-declining balance method and have been reviewed for impairment. Net core deposit intangibles are included in accrued interest receivable and other assets on the consolidated balance sheet and totaled $550 thousand and $646 thousand as of December 31, 2018 and 2017, respectively.

Restricted Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2018 and 2017, the Bank holds $11.3 million and $7.6 million, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2018 and 2017.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value less any costs to sell. Any gains or losses on sale are then recorded in other noninterest expense. At December 31, 2018 and 2017, the Company held other real estate of $2.1 million and $1.3 million.

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

Stock Based Compensation

Compensation cost is recognized for stock options and restricted stock units (“RSU’s”) issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2018	2017	2016
Numerator for basic earnings per share:
Net Income from continuing operations	$12,003	$7,575	$8,977
Less: Dividends on preferred stock	489	498	1,128
Net Income from continuing operations available to common shareholders - basic	11,514	7,077	7,849
Net Income from discontinued operations available to common shareholders - basic and diluted	—	—	3,935
Net Income available to common shareholders	$11,514	$7,077	$11,784

Numerator for diluted earnings per share:
Net Income from continuing operations available to common shareholders - basic	$11,514	$7,077	$7,849
Add: Dividends on preferred stock	489	—	—
Add: Interest on subordinated debt (tax effected)	753	—	1,390
Net Income available to common shareholders from continuing operations - diluted	$12,756	$7,077	$9,239

Denominator:
Total average shares outstanding	11,030,984	10,308,738	8,212,021
Effect of dilutive convertible preferred stock	489,625	—	—
Effect of dilutive convertible subordinated debt	837,500	—	1,837,500
Effect of dilutive stock options and restricted stock units	363,894	131,490	19,212
Total diluted average shares outstanding	12,722,003	10,440,228	10,068,733

Earnings per share from continuing operations - basic	$1.04	$0.69	$0.96
Earnings per share from discontinued operations - basic	$—	$—	$0.48
Earnings per common shareholder - basic	$1.04	$0.69	$1.44

Earnings per share from continuing operations - diluted	$1.00	$0.68	$0.92
Earnings per share from discontinued operations - diluted	$—	$—	$0.39
Earnings per common shareholder - diluted	$1.00	$0.68	$1.31

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

In 2018, the Company was required to perform a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. As discussed previously, the Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which resulted in a decrease of $646 thousand.

Marketing Costs

Marketing costs are expensed as incurred. Marketing expense was $1.1 million, $1.2 million and $1.3 million for 2018, 2017 and 2016, respectively.

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

Reclassifications

Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform to the 2018 financial statement presentation.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which amounted to $646 thousand.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the existing hedge accounting model and expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest-rate risk. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also changes certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is early adopting this ASU in accordance with paragraph ASC 815-20-65-3 subpart C. The adoption of this ASU did not have a significant impact on the Company’s financial condition, results of operations and consolidated financial statements. However, by early adopting, the Company is now able to pursue additional hedging strategies as described above, including the ability to apply fair value hedge accounting to a specified pool of assets by excluding the portion of the hedged items related to prepayments, defaults and other events. This will allow the Company to better align its accounting and the financial reporting of its hedging activities with their economic objectives thereby reducing the earnings volatility resulting from these hedging activities.

In March 2017, the FASB issued ASU 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public companies, this update will be effective for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements, as it is our current policy to amortize premiums of investment securities to the earliest call date.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company has formed an implementation team led by the CFO, that also includes other lines of business and functions within the Company. The Company has also engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist in the development of models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Company’s consolidated financial statements, we are still in the process of completing our evaluation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:(1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements, for Lessors which provides certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon the adoption of ASU 2016-02, ASU 2018-11, and ASU 2018-20 on January 1, 2019, the Company expects to recognize right-of-use assets and related lease liabilities ranging from $12.0 million to $13.0 million and $15.0 million to $16.0 million, respectively. The Company expects to elect to apply certain practical expedients provided under ASU 2016-02 whereby the Company will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also does not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company also expects to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because the Company expects this election will result in a lower impact on our balance sheet. The Company expects to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments -  Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments to be measured at fair value with changes in fair value recognized in net income; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with 5) above, the Company measures fair value of its loan portfolio on a quarterly basis using an exit price notion. See Note 17, “Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

NOTE 2. INVESTMENT SECURITIES

There were no held-to-maturity securities at December 31, 2018 or December 31, 2017.

Amortized cost and fair values of investment securities available-for-sale at December 31, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$79,041	$14	$(1,625)	$77,430
U.S. Sponsored Mortgage-backed securities	52,154	—	(2,039)	50,115
Municipal securities	84,747	206	(1,192)	83,761
Total debt securities	215,942	220	(4,856)	211,306
Other securities	10,308	68	(68)	10,308
Total investment securities available-for-sale	$226,250	$288	$(4,924)	$221,614

Amortized cost and fair values of investment securities available-for-sale at December 31, 2017 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$81,705	$81	$(841)	$80,945
U.S. Sponsored Mortgage-backed securities	59,387	31	(1,264)	58,154
Municipal securities	74,482	1,733	(373)	75,842
Total debt securities	215,574	1,845	(2,478)	214,941
Equity and other securities	15,940	644	(18)	16,566
Total investment securities available-for-sale	$231,514	$2,489	$(2,496)	$231,507

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2018
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$11,066	$11,260
After one year, but within five	37,332	36,593
After five years, but within ten	26,778	26,045
After ten years	140,766	137,408
Total	$215,942	$211,306

Investment securities with a carrying value of $50.4 million and $113.3 million at December 31, 2018 and 2017, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2018, the details of which are included in the following table. Although these securities, if sold at December 31, 2018 would result in a pretax loss of $4.9 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2018, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at December 31, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (54)	$9,762	$(123)	$63,740	$(1,502)
U.S. Sponsored Mortgage-backed securities (42)	2,360	(32)	47,755	(2,007)
Municipal securities (78)	5,936	(46)	35,955	(1,146)
Other securities (2)	$2,452	$(48)	$1,018	$(20)
	$20,510	$(249)	$148,468	$(4,675)

The following table discloses investments in an unrealized loss position at December 31, 2017:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (45)	$61,834	$(659)	$7,709	$(182)
U.S. Sponsored Mortgage-backed securities (39)	16,825	(159)	37,427	(1,105)
Municipal securities (47)	8,826	(48)	16,781	(325)
Equity and other securities (2)	1,034	(18)	—	—
	$88,519	$(884)	$61,917	$(1,612)

The Company sold investments available-for-sale of $2.7 million, $53.2 million and $55.2 million in 2018, 2017 and 2016, respectively. These sales resulted in gross gains of $353 thousand, $1.1 million and $1.1 million and gross losses of $26 thousand, $372 thousand, and $2 thousand in 2018, 2017 and 2016, respectively.

The Company sold no held-to-maturity investments during the years of 2018, 2017, or 2016.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company routinely generates 1-4 family mortgages for sale into the secondary market. During 2018, 2017 and 2016, the Company recognized sales proceeds of $1.2 billion, $1.4 billion and $1.7 billion, resulting in mortgage fee income of $32.3 million, $37.1 million and $35.7 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2018	2017
Commercial and Non-Residential Real Estate	$941,033	$783,909
Residential	294,929	246,214
Home Equity	59,015	62,400
Consumer	9,605	12,783
Total Loans	1,304,582	1,105,306
Deferred loan origination (fees) and costs, net	(216)	635
Loans receivable	$1,304,366	$1,105,941

The following table summarizes the primary segments of the loan portfolio as of December 31, 2018 and 2017:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2018
Individually evaluated for impairment	$9,734	$2,831	$123	$90	$12,778
Collectively evaluated for impairment	931,299	292,098	58,892	9,515	1,291,804
Total Loans	$941,033	$294,929	$59,015	$9,605	$1,304,582
December 31, 2017
Individually evaluated for impairment	$13,796	$1,569	$13	$178	$15,556
Collectively evaluated for impairment	770,113	244,645	62,387	12,605	1,089,750
Total Loans	$783,909	$246,214	$62,400	$12,783	$1,105,306

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2018 and 2017:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2018
Commercial
Commercial Business	$4,885	$668	$387	$5,272	$5,292
Commercial Real Estate	1,842	375	396	2,238	2,300
Acquisition & Development	—	—	2,224	2,224	3,601
Total Commercial	6,727	1,043	3,007	9,734	11,193
Residential	—	—	2,831	2,831	2,882
Home Equity	—	—	123	123	123
Consumer	—	—	90	90	316
Total Impaired Loans	$6,727	$1,043	$6,051	$12,778	$14,514

December 31, 2017
Commercial
Commercial Business	$3,283	$22	$979	$4,262	$4,275
Commercial Real Estate	4,603	1,150	2,814	7,417	7,921
Acquisition & Development	—	—	2,117	2,117	4,090
Total Commercial	7,886	1,172	5,910	13,796	16,286
Residential	—	—	1,569	1,569	1,601
Home Equity	—	—	13	13	13
Consumer	69	16	109	178	475
Total Impaired Loans	$7,955	$1,188	$7,601	$15,556	$18,375

Impaired loans have decreased by $2.8 million, or 17.9%, during 2018, due to multiple factors including increases due to the identification of $5.6 million of recently impaired loans, the sale of three impaired commercial loans totaling $5.4 million, principal curtailments of $738 thousand, partial charge-offs of $708 thousand, foreclosure and reclassification to other real estate owned of $720 thousand, reclassification of $620 thousand of previously reported impaired loans to performing loans, and normal loan amortization of $153 thousand.

The $5.6 million total of recently identified impaired loans includes $3.7 million, or 66.1%, of commercial loans, $1.6 million, or 28.6%, of residential mortgage loans, and $213 thousand, or 5.3%, of consumer loans. The commercial loans are primarily concentrated in two relationships, including a $1.8 million note secured by a stalled real estate development project, and two notes totaling $1.4 million secured by a struggling automotive dealership. These three loans represent 86.5% of the recently impaired commercial loans, while the remaining $500 thousand represent six additional commercial loans ranging from $11 thousand to $152 thousand in outstanding balances.

The $5.4 million total of sold impaired loans includes three loans in two commercial relationships, including a $3.4 million purchased participation note secured by a senior healthcare facility, a $1.1 million commercial real estate loan, net of a $579 thousand sold participation, secured by a retail strip center, and a $874 thousand development loan secured by a developed commercial pad site adjacent to the retail strip center. The healthcare loan was purchased by another investor with significant resources in the healthcare industry, while the retail and development loans were purchased by an investor with personal ties to the project.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended:

	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,052	$51	$106	$3,718	$155	$113	$4,027	$155	$104
Commercial Real Estate	6,416	159	94	3,199	100	98	3,590	100	75
Acquisition & Development	1,367	106	8	3,429	9	13	3,983	9	112
Total Commercial	11,835	316	208	10,346	264	224	11,600	264	291
Residential	2,569	20	14	1,424	13	53	928	20	28
Home Equity	100	2	1	538	1	1	50	1	1
Consumer	149	—	—	187	—	—	245	—	—
Total	$14,653	$338	$223	$12,495	$278	$278	$12,823	$285	$320

As of December 31, 2018, the Bank held thirteen foreclosed residential real estate properties representing $914 thousand, or 43%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included four properties for a total of $395 thousand, while the other included seven properties for a total of $174 thousand. The two remaining properties, totaling $345 thousand, were result of the foreclosure of two unrelated borrowers. There are three additional consumer mortgage loans and one installment loan collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $1.5 million as of December 31, 2018. These loans are included in the table above and have a total of $0 in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2018 and 2017:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial
Commercial Business	$432,589	$5,290	$5,652	$—	$443,531
Commercial Real Estate	371,309	2,071	2,181	—	375,561
Acquisition & Development	118,754	179	2,879	129	121,941
Total Commercial	922,652	7,540	10,712	129	941,033
Residential	290,602	2,608	1,600	119	294,929
Home Equity	58,100	876	39	—	59,015
Consumer	9,359	164	19	63	9,605
Total Loans	$1,280,713	$11,188	$12,370	$311	$1,304,582

December 31, 2017
Commercial
Commercial Business	$371,041	$4,816	$4,506	$—	$380,363
Commercial Real Estate	271,751	22,995	5,961	1,149	301,856
Acquisition & Development	96,712	931	2,230	1,817	101,690
Total Commercial	739,504	28,742	12,697	2,966	783,909
Residential	242,823	3,036	223	132	246,214
Home Equity	61,037	1,311	52	—	62,400
Consumer	12,453	174	25	131	12,783
Total Loans	$1,055,817	$33,263	$12,997	$3,229	$1,105,306

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the Management Loan Committee (“MLC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and or MLC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2018 and 2017:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2018
Commercial
Commercial Business	$432,097	$6,380	$1,746	$3,308	$11,434	$443,531	$3,684	$—
Commercial Real Estate	374,880	681	—	—	681	375,561	385	—
Acquisition & Development	121,644	—	—	297	297	121,941	426	—
Total Commercial	928,621	7,061	1,746	3,605	12,412	941,033	4,495	—
Residential	291,665	1,000	760	1,504	3,264	294,929	2,442	—
Home Equity	58,575	400	40	—	440	59,015	84	—
Consumer	9,485	28	10	82	120	9,605	82	—
Total Loans	$1,288,346	$8,489	$2,556	$5,191	$16,236	$1,304,582	$7,103	$—

December 31, 2017
Commercial
Commercial Business	$377,901	$512	$1,368	$582	$2,462	$380,363	$1,027	$—
Commercial Real Estate	300,282	45	1,149	380	1,574	301,856	5,206	—
Acquisition & Development	99,573	—	874	1,243	2,117	101,690	2,117	—
Total Commercial	777,756	557	3,391	2,205	6,153	783,909	8,350	—
Residential	243,177	1,879	707	451	3,037	246,214	1,157	—
Home Equity	61,907	240	240	13	493	62,400	13	—
Consumer	12,634	11	—	138	149	12,783	179	—
Total Loans	$1,095,474	$2,687	$4,338	$2,807	$9,832	$1,105,306	$9,699	$—

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

Interest income on loans would have increased by approximately $771 thousand, $423 thousand, and $396 thousand for 2018, 2017 and 2016, respectively, if loans had performed in accordance with their terms.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. As of the quarter ended September 30, 2017, the Bank adjusted its methodology to allow for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $204 thousand and $169 thousand as of December 31, 2018 and 2017, respectively.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. The liability for unfunded commitments was $284 thousand as of December 31, 2018 and 2017.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2018, 2017, and 2016. Activity in the allowance is presented for the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(1,024)	(166)	—	(290)	(1,480)
Recoveries	15	22	59	5	101
Provision	1,810	430	(80)	280	2,440
ALL balance at December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Individually evaluated for impairment	$1,043	$—	$—	$—	$1,043
Collectively evaluated for impairment	$7,562	$1,405	$684	$245	$9,896

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(1,138)	(141)	(109)	(109)	(1,497)
Recoveries	39	40	4	18	101
Provision	1,722	230	82	139	2,173
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Individually evaluated for impairment	$1,172	$—	$—	$16	$1,188
Collectively evaluated for impairment	$6,632	$1,119	$705	$234	$8,690

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2015	$6,066	$1,095	$715	$130	$8,006
Charge-offs	(1,995)	(124)	(100)	(338)	(2,557)
Recoveries	8	2	9	1	20
Provision	3,102	17	104	409	3,632
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Individually evaluated for impairment	$376	$122	$36	$9	$543
Collectively evaluated for impairment	$6,805	$868	$692	$193	$8,558

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At December 31, 2018 and 2017, the Bank had specific reserve allocations for TDR’s of $1.0 million and $439 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $8.0 million and $6.4 million as of December 31, 2018 and December 31, 2017, respectively. Of these totals, $4.2 million and $5.9 million, respectively, represent accruing troubled debt restructured loans and represent 33% and 38%, respectively, of total impaired loans. Meanwhile, as of December 31, 2018, $3.6 million represent three loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, at $3.2 million, is a commercial loan to a company dependent of the coal industry. The other two of these loans, totaling $426 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2018. These two development loans were also considered non-performing loans as of December 31, 2017.

During the year ended December 31, 2018, a restructured loan with an outstanding balance of $3.2 million defaulted under its modified terms. This loan is to a borrower highly dependent on the coal industry and has experienced continued financial difficulty since the loan was restructured, and as a result has not performed as agreed.

There were no commitments to advance funds to any TDRs as of December 31, 2018.

The following table presents details related to loans identified as Troubled Debt Restructurings during the years ended December 31, 2018 and 2017.

	New TDR’s [1]
	December 31, 2018			December 31, 2017
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$272	$210	1	$147	$147
Commercial Real Estate	1	11	11	—	—	—
Acquisition & Development	1	1,798	1,798	—	—	—
Total Commercial	4	2,081	2,019	1	147	147
Residential	—	—	—	—	—	—
Home Equity	1	39	39	—	—	—
Consumer	1	10	8	—	—	—
Total	6	$2,130	$2,066	1	$147	$147
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment at December 31, were as follows:

(Dollars in thousands)	2018	2017
Land	$3,934	$3,901
Buildings and improvements	17,235	17,358
Furniture, fixtures and equipment	14,293	14,864
Construction in progress	2,642	855
Leasehold improvements	1,670	1,530
	39,774	38,508
Accumulated depreciation	(13,229)	(11,822)
Net premises and equipment	$26,545	$26,686

In December 2017, the Bank closed and sold the land, building and certain furniture and equipment items from a branch located at 704 Foxcroft Avenue, Martinsburg, WV for a gain on sale of fixed assets of $343 thousand, which is included in other operating income on the Consolidated Statements of Income.

Depreciation expense amounted to $2.8 million, $2.6 million and $2.0 million for 2018, 2017 and 2016, respectively.

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)	2018	2017
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$213,597	$125,963
Interest bearing demand	376,398	436,303
Savings and money markets	317,697	284,795
Time deposits including CDs and IRAs	401,462	312,519
Total deposits	$1,309,154	$1,159,580

Time deposits that meet or exceed the FDIC insurance limit	$15,280	$18,832

Maturities of time deposits at December 31, 2018 were as follows (Dollars in thousands):

2019	$266,714
2020	84,919
2021	13,451
2022	24,256
2023	12,122
Total	$401,462

NOTE 6. BORROWED FUNDS

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2018 was approximately $97.9 million. At December 31, 2018 and 2017 the Bank had borrowed $214.9 million and $152.2 million. As of December 31, 2018, our maximum borrowing capacity with the FHLB was $465.3 million.

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $212.4 million at December 31, 2018, compared to $149.6 million at year-end 2017.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2018	2017	2016
Balance at end of year	$212,395	$149,596	$87,733
Average balance during the year	171,117	100,969	137,822
Maximum month-end balance	264,297	220,097	210,600
Weighted-average rate during the year	2.27%	1.16%	0.51%
Weighted-average rate at December 31	2.62%	1.61%	0.74%

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase “repurchase agreements” with customers represent funds deposited by customers, on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with customers are presented as an individual line item on the consolidated balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in liabilities consist of customer accounts and securities which are pledged on an individual security basis.

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

All of the Company’s repurchase agreements were overnight agreements at December 31, 2018 and December 31, 2017. These borrowings were collateralized with investment securities with a carrying value of $31.4 million and $23.1 million at December 31, 2018 and December 31, 2017, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $14.9 million at December 31, 2018, compared to $22.4 million in 2017.
Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2018	2017	2016
Balance at end of year	$14,925	$22,403	$25,160
Average balance during the year	18,536	25,160	27,066
Maximum month-end balance	20,903	25,972	29,561
Weighted-average rate during the year	0.30%	0.30%	0.27%
Weighted-average rate at December 31	0.16%	0.34%	0.28%

Long-term notes from the FHLB as of December 31, were as follows:

(Dollars in thousands)	2018	2017
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,741	$1,798
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	751	775
	$2,492	$2,573

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2018	2017	2016
Balance at end of year	$17,524	$33,524	$33,524
Average balance during the year	25,774	33,524	33,524
Maximum month-end balance	33,524	33,524	33,524
Weighted-average rate during the year	6.81%	6.69%	6.64%
Weighted-average rate at December 31	6.57%	6.70%	6.63%

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

The Company reflects subordinated debt in the amount of $17.5 million and $33.5 million as of December 31, 2018 and December 31, 2017 and interest expense of $1.8 million, $2.2 million, and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, $16.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 1,000,000 new shares and will provide an annual interest expense savings of $1.1 million.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2019	212,480
2020	90
2021	886
2022	1,431
2023	—
Thereafter	17,524
$232,411

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

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2018	2017
Available on lines of credit	$329,229	$327,647
Stand-by letters of credit	22,156	12,297
Other loan commitments	28,852	1,396
	$380,237	$341,340

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on December 31, 2018 and 2017.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2018	2017	2016
Current:
Federal	$2,203	$2,635	$4,885
State	1,031	771	1,197
	$3,234	$3,406	$6,082
Deferred expense
Federal	$117	$1,268	$665
State	22	81	42
	139	1,349	707
Income tax expense	$3,373	$4,755	$6,789

Income tax expense for 2017 was impacted by the adjustment of the Company’s deferred tax asset related to the reduction in U.S. federal statutory income tax rate to 21% under the Tax Reform Act, which was signed into law on December 22, 2017. The Company was required to revalue its net deferred tax asset to this lower rate, resulting in an income tax charge of $646 thousand.

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2018		2017		2016
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax at Federal tax rate	$3,229	21%	$4,369	34%	$6,689	34%
Tax effect of:
State income tax	738	4.8%	771	6.0%	1,197	6.0%
Tax exempt earnings	(594)	(3.9)%	(1,031)	(6.4)%	(1,097)	(5.5)%
Impact of deferred tax rate change	$—	—%	$646	5.0%	$—	—%
	$3,373	21.9%	$4,755	38.6%	$6,789	34.5%

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

Deferred income tax assets and (liabilities) were comprised of the following at December 31:

(Dollars in thousands)	2018	2017
Allowance for loan losses	$3,084	$2,798
Minimum pension liability	1,266	1,342
Unrealized loss on securities available-for-sale	1,252	2
Other	1	—
Gross deferred tax assets	5,603	4,142

Depreciation	(1,143)	(1,137)
Pension	(138)	(21)
Goodwill	(1,827)	(1,523)
Gross deferred tax liabilities	(3,108)	(2,681)

Net deferred tax asset	$2,495	$1,461

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2015 have been closed for purposes of examination by the federal and state taxing jurisdictions.

MVB has invested, as a limited partner, in two Section 42 affordable housing investment funds. In exchange for these investments, MVB receives its pro rata share of income, expense, gains, and losses, including tax credits, that are received by the projects. As of December 31, 2018, MVB has recognized, as an investment, $3.6 million in the aggregate between the two affordable housing investment funds. In addition, MVB has recognized no gains or losses from the two affordable housing investment funds.

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2018	$18,658	$50,196	$—	$(44,293)	$24,561

December 31, 2017	$28,536	$129,947	$(525)	$(139,300)	$18,658

The Company held related party deposits of $24.7 million and $17.1 million at December 31, 2018 and December 31, 2017, respectively.

The Company held no related party repurchase agreements at December 31, 2018 and December 31, 2017.

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
On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Office of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If the executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $377 thousand and $1 thousand as of December 31, 2018 and 2017, respectively. Service cost was $376 thousand and $1 thousand in 2018 and 2017, respectively.

Pension expense was $286 thousand, $256 thousand and $273 thousand in 2018, 2017 and 2016, respectively.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2018 and 2017 is as follows:

(Dollars in thousands)	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$10,058	$9,021
Service cost	—	—
Interest cost	352	360
Actuarial loss	348	95
Assumption changes	(1,127)	775
Curtailment impact	—	—
Benefits paid	(215)	(193)
Benefit obligation at end of year	$9,416	$10,058

Change in plan assets:
Fair value of plan assets at beginning of year	$5,166	$4,573
Actual return on plan assets	(429)	467
Employer contribution	716	319
Benefits paid	(215)	(193)
Fair value of plan assets at end of year	$5,238	$5,166

Funded status	$(4,179)	$(4,892)
Unrecognized net actuarial loss	4,687	4,972
Unrecognized prior service cost	—	—
Prepaid pension cost recognized	$508	$80

Accumulated benefit obligation	$9,416	$10,058

At December 31, 2018, 2017 and 2016, the weighted average assumptions used to determine the benefit obligation are as follows:

	2018	2017	2016
Discount rate	4.23%	3.55%	4.05%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic pension cost are as follows:

(Dollars in thousands)	2018	2017	2016
Service cost	$—	$—	$—
Interest cost	352	360	367
Expected return on plan assets	(372)	(345)	(330)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	306	241	236
Net periodic pension cost	$286	$256	$273

For the years December 31, 2018, 2017 and 2016, the weighted average assumptions used to determine net periodic pension cost are as follows:

	2018	2017	2016
Discount rate	3.55%	4.05%	4.30%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A

The Company’s pension plan asset allocations at December 31, 2018 and 2017 are as follows:

	12/31/2018	12/31/2017
Plan Assets
Cash	5%	9%
Fixed income	24%	23%
Alternative investments	17%	13%
Domestic equities	31%	32%
Foreign equities	23%	23%
Total	100%	100%

The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $271 thousand.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18, “Fair Value Measurements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Plan’s assets at fair value as of December 31, 2018.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$262	$—	$—	$262
Fixed income	1,257	—	—	1,257
Alternative investments	—	—	890	890
Domestic equities	1,624	—	—	1,624
Foreign equities	1,205	—	—	1,205

Total assets at fair value	$4,348	$—	$890	$5,238

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18, “Fair Value Measurements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Plan’s assets at fair value as of December 31, 2017.

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

(Dollars in thousands)	Cash Flow
Contributions for the period of 01/01/18 through 12/31/18	$360

Estimated future benefit payments reflecting expected future service
2019	$282
2020	$307
2021	$322
2022	$330
2023	$384
2024 through 2028	$2,377

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The table below summarizes the changes in carrying amounts of goodwill and other intangibles (core deposit intangibles) for the periods presented:

		Core Deposit Intangible
(Dollars in thousands)	Goodwill	Gross	Accumulated Depreciation	Net
Balance at January 1, 2018	$18,480	$1,006	$(360)	$646
Amortization expense	—	—	(96)	(96)
Balance at December 31, 2018	$18,480	$1,006	$(456)	$550

Balance at January 1, 2017	$18,480	$1,006	$(262)	$744
Amortization expense	—	—	(98)	(98)
Balance at December 31, 2017	$18,480	$1,006	$(360)	$646

Balance at January 1, 2016	$18,480	$1,006	$(161)	$845
Amortization expense	—	—	(101)	(101)
Balance at December 31, 2016	$18,480	$1,006	$(262)	$744

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

The table below presents estimated amortization expense for the Company’s other intangible assets (dollars in thousands):

2019	$93
2020	90
2021	87
2022	83
2023	78
Thereafter	119
$550

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2018 and 2017. The Company has not identified any triggering events since the impairment evaluation that would indicate potential impairment.

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

Larry F. Mazza purchased 100,000 shares of the Company’s common stock: 90,999 under the rights offering and 9,001 shares under the Investment Agreement.

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

On April 20, 2017, the Company announced the completion of the rights offering, which expired at 5:00 p.m. Eastern time on April 14, 2017. All 434,783 shares offered in the rights offering were subscribed for, resulting in new capital of approximately $5.0 million. Computershare, who served as subscription agent, completed its review and tabulation of subscriptions on April 19, 2017. Computershare issued the shares acquired in the rights offering by book entry in the Company’s stock ownership records, which are maintained by Computershare, as transfer agent, on or about April 20, 2017.

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

On June 30, 2014, the Company filed Certificates of Designations for its Convertible Noncumulative Perpetual Preferred Stock, Series B (“Class B Preferred”) and its Convertible Noncumulative Perpetual Preferred Stock, Series C (“Class C Preferred”). The Class B Preferred Certificate designated 400 shares of preferred stock as Class B Preferred shares. The Class B Preferred shares carry an annual dividend rate of 6% and are convertible into shares of Company common stock within thirty days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class B Preferred Stock regarding the Company’s agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class B Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class B Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A. Holders of Class B Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class B Preferred shares, share exchanges, reclassifications or changes of control, or as required by law.

The Class C Preferred Certificate designated 383.4 shares of preferred stock as Class C Preferred shares. The Class C Preferred shares carry an annual dividend rate of 6.5% and are convertible into shares of Company common stock within 30 days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class C Preferred Stock regarding the Company’s agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class C Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for Liquidation Amount, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class C Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A and the Class B Preferred shares. Holders of Class C Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class C Preferred shares, share exchanges, reclassifications or changes of control, or as required by law. The proceeds of these preferred stock offerings will be used to support continued growth of the Company and its subsidiary.

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

NOTE 13. STOCK OPTIONS AND OTHER EQUITY AWARDS

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards (“RSA’s”), and RSU’s to selected employees and directors. During 2017, the Company’s shareholders amended the Plan to increase the total number of shares of stock available for grant of awards by 1.0 million. As of December 31, 2018, the Plan had 3.2 million shares authorized and 865,306 shares remaining available for issuance. To date, the Company has awarded both stock options and RSU’s to selected employees and directors.

Total compensation expense recorded on stock options and RSU’s during 2018, 2017 and 2016 was $1.3 million, $813 thousand and $568 thousand, respectively. Proceeds from stock options exercised were $2.1 million, $(10) thousand and $32 thousand during 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016, certain options were exercised in cashless transactions. Shares were forfeited related to exercise price and tax withholdings and the Company paid tax authorities amounts due resulting in a net cash outflow.

Stock Options

Under the provisions of the Plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. Stock options expire 10 years from the date of the grant. With the exception of 22,000 shares granted in 2010 that vest in 3 years and expire 10 years from the date of grant, and 125,000 shares granted in 2017 that vest in 4 years and expire in 10 years, all options granted vest in 5 years and expire 10 years from the date of the grant.

The following summarizes MVB’s stock options as of and for the year ended December 31, 2018, and the changes for the year then ended:

	2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,681,645	$13.46	1,499,795	$13.11
Granted	256,344	19.50	321,750	15.12
Exercised	(161,298)	13.54	(49,400)	12.24
Forfeited/expired	(13,200)	14.97	(90,500)	8.41

Outstanding at end of year	1,763,491	$14.36	1,681,645	$13.46

Exercisable at end of year	994,598	$13.21	910,647	$13.00

Weighted-average fair value of options granted during 2018		$5.97
Weighted-average fair value of options granted during 2017		$4.05
Weighted-average fair value of options granted during 2016		$2.98

The intrinsic value of options exercised during 2018, 2017 and 2016 was $871 thousand, $8 thousand and $108 thousand, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 2.81%, 2.29% and 1.31% for 2018, 2017 and 2016, respectively, and a weighted average expected life of the options of 7 years for all three years. The expected volatility of MVB’s stock price used for 2018 options was 18.64%, while for the 2017 options it was 22.76% and 2016 options it was 19.07%. The expected dividend yield used was 0.54% for 2018, 0.60% for 2017 and 0.43% for 2016.

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2018:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life
1,763,491	$14.36	6,496,537	6.21	994,598	$13.21	4,804,917	4.76

Restricted Stock Units

Under the provisions of the Plan, RSU’s are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the Company for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

The Company granted 62,735 RSU’s during 2018, 53,585 time-based and 9,150 performance-based. Performance-based RSU’s vest in one installment at the end of three years based on set criteria and time-based RSU’s vest solely based on time and continued employment in one installment at the end of five years.

A summary of the activity for the Company’s RSUs for the period indicated is presented in the following table:

	2018
	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—
Granted	62,735	19.29
Vested	(1,368)	18.27
Forfeited	(1,022)	19.55
Balance at end of year	60,345	$19.31

At December 31, 2018, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $860 thousand. Based upon the contractual terms, this expense is expected to be recognized as follows:

(Dollars in thousands)
2019	$240
2020	240
2021	182
2022	182
2023	16
$860

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of the grant. Total stock-based compensation expense recorded on stock options and RSU’s during 2018, 2017 and 2016 was $1.3 million, $813 thousand and $568 thousand, respectively.

The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSU’s is presented in the following table:

(Dollars in thousands)	2018	2017	2016
Stock Options	$935	$813	$568
RSU’s	331	—	—
Total Stock-based compensation expense	$1,266	$813	$568

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

Capital adequacy guidelines have recently changed as a result of the Dodd-Frank Act and a separate, international capital initiative known as “Basel III.” Regulators have issued rules implementing these requirements (“Revised Capital Rules”). Among other things, the Revised Capital Rules raise the minimum thresholds for required capital and revise certain aspects of the definitions and elements of the capital that can be used to satisfy these required minimum thresholds. While the rules became effective on January 1, 2014 for certain large banking organizations, most banking organizations, including MVB Financial Corp and the Bank, were required to begin complying with these new requirements on January 1, 2015. These requirements were fully phased in during 2018.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2018 and 2017, the Company meets all capital adequacy requirements to which it is subject.

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

	Actual		Minimum to be Well Capitalized		Minimum for Capital Adequacy Purposes with Capital Buffer [1]		Minimum for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total Capital (to risk-weighted assets)
Consolidated	$193,495	13.8%	N/A	N/A	N/A	N/A	$112,299	8.0%
Subsidiary Bank	$186,127	13.3%	$140,065	10.0%	$138,314	9.88%	$112,052	8.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	$168,672	12.0%	N/A	N/A	N/A	N/A	$84,224	6.0%
Subsidiary Bank	$174,704	12.5%	$112,052	8.0%	$110,301	7.88%	$84,039	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	$156,714	11.2%	N/A	N/A	N/A	N/A	$63,168	4.5%
Subsidiary Bank	$174,704	12.5%	$91,042	6.5%	$89,292	6.38%	$63,029	4.5%

Tier 1 Capital (to average assets)
Consolidated	$168,672	9.9%	N/A	N/A	N/A	N/A	$68,375	4.0%
Subsidiary Bank	$174,704	10.2%	$85,315	5.0%	N/A	N/A	$68,252	4.0%

As of December 31, 2017
Total Capital (to risk-weighted assets)
Consolidated	$178,147	14.9%	N/A	N/A	N/A	N/A	$95,848	8.0%
Subsidiary Bank	$169,536	14.2%	$119,231	10.0%	$110,289	9.25%	$95,385	8.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	$138,308	11.5%	N/A	N/A	N/A	N/A	$71,886	6.0%
Subsidiary Bank	$159,097	13.3%	$95,385	8.0%	$86,443	7.25%	$71,539	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	$126,350	10.6%	N/A	N/A	N/A	N/A	$53,915	4.5%
Subsidiary Bank	$159,097	13.3%	$77,500	6.5%	$68,558	5.75%	$53,654	4.5%

Tier 1 Capital (to average assets)
Consolidated	$138,308	9.3%	N/A	N/A	N/A	N/A	$58,667	4.0%
Subsidiary Bank	$159,097	10.7%	$73,119	5.0%	N/A	N/A	$58,495	4.0%

1 The capital conservation buffer requirement will be phased in over three years beginning in 2016. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital to 10.5% on a fully phased-in basis.

NOTE 15. REGULATORY RESTRICTION ON DIVIDEND

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

NOTE 16. LEASES

The Company leases land and building space for the operation of some banking offices. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018:

(Dollars in thousands)
Years ended December 31:
2019	$1,785
2020	1,651
2021	1,665
2022	1,649
2023	1,406
Thereafter	12,817
Total minimum payments required:	$20,973

Total rent expense for the years ended December 31, 2018, 2017 and 2016 was $2.0 million, $2.0 million and $1.7 million, respectively.

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:
Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2018
Financial assets:
Cash and cash equivalents	$22,221	$22,221	$22,221	$—	$—
Certificates of deposits with other banks	14,778	14,300	—	14,300	—
Securities available-for-sale	221,614	221,614	—	188,492	33,122
Equity securities	9,599	9,599	6,027	3,272	300
Loans held for sale	75,807	75,807	—	75,807	—
Loans, net [1]	1,293,427	1,276,065	—	—	1,276,065
Mortgage servicing rights	173	173	—	—	173
Interest rate lock commitment	1,750	1,750	—	—	1,750
Interest rate swap	1,375	1,375	—	1,375	—
Interest rate cap	8	8	—	8	—
Fair value hedge	343	343	—	343	—
Accrued interest receivable	7,710	7,710	—	1,368	6,342

Financial liabilities:
Deposits	$1,309,154	$1,249,164	$—	$1,249,164	$—
Repurchase agreements	14,925	14,925	—	14,925	—
FHLB and other borrowings	214,887	214,969	—	214,969	—
Mortgage-backed security hedges	853	853	—	853	—
Interest rate swap	1,375	1,375	—	1,375	—
Fair value hedge	343	343	—	343	—
Accrued interest payable	1,064	1,064	—	1,064	—
Subordinated debt	17,524	18,250	—	18,250	—

December 31, 2017
Financial assets:
Cash and cash equivalents	$20,305	$20,305	$20,305	$—	$—
Certificates of deposits with other banks	14,778	14,695	—	14,695	—
Securities available-for-sale	231,507	231,507	1,607	206,091	23,809
Loans held for sale	66,794	66,794	—	66,794	—
Loans, net [1]	1,096,063	1,093,824	—	—	1,093,824
Mortgage servicing rights	182	182	—	—	182
Interest rate lock commitment	1,426	1,426	—	—	1,426
Interest rate swap	268	268	—	268	—
Interest rate cap	33	33	—	33	—
Accrued interest receivable	5,296	5,296	—	1,241	4,055

Financial liabilities:
Deposits	$1,159,580	$1,126,615	$—	$1,126,615	$—
Repurchase agreements	22,403	22,403	—	22,403	—
FHLB and other borrowings	152,169	152,190	—	152,190	—
Mortgage-backed security hedges	78	78	—	78	—
Interest rate swap	268	268	—	268	—
Accrued interest payable	643	643	—	643	—
Subordinated debt	$33,524	$35,117	$—	$35,117	$—
1 In accordance with the adoption of ASU No. 2016–01, the fair value of loans as of December 31, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. During the year ended December 31, 2018, there was a transfer from Level III to Level II in equity securities due to the receipt of a valuation that occurred during 2018.

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

•
Available-for-sale investment and equity securities — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2018. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. Also, certain equity securities are independently valued and classified as Level III instruments.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2018 and 2017 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$77,430	$—	$77,430
U.S. Sponsored Mortgage backed securities	—	50,115	—	50,115
Municipal securities	—	50,639	33,122	83,761
Other securities	—	10,308	—	10,308
Equity securities	6,027	3,272	300	9,599
Loans held for sale	—	75,807	—	75,807
Interest rate lock commitment	—	—	1,750	1,750
Interest rate swap	—	1,375	—	1,375
Interest rate cap	—	8	—	8
Fair value hedge	—	343	—	343
Liabilities:
Interest rate swap	—	1,375	—	1,375
Fair value hedge	—	343	—	343
Mortgage-backed security hedges	—	853	—	853

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$80,945	$—	$80,945
U.S. Sponsored Mortgage backed securities	—	58,154	—	58,154
Municipal securities	—	52,933	22,909	75,842
Equity and other securities	1,607	15,666	900	18,173
Loans held for sale	—	66,794	—	66,794
Interest rate lock commitment	—	—	1,426	1,426
Interest rate swap	—	268	—	268
Interest rate cap	—	33	—	33
Liabilities:
Interest rate swap	—	268	—	268
Mortgage-backed security hedges	—	78	—	78

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2017	$1,426	$22,909	$900	$25,235
Realized and unrealized gains included in earnings	324	—	—	324
Purchase of securities	—	6,232	—	6,232
Transfer to Level II Assets	—	—	(600)	(600)
Unrealized gain included in other comprehensive income (loss)	—	4,191	—	4,191
Unrealized loss included in other comprehensive income (loss)	—	(210)	—	(210)
Balance at December 31, 2018	$1,750	$33,122	$300	$35,172

Balance at December 31, 2016	$1,546	$6,135	$300	$7,981
Realized and unrealized losses included in earnings	(120)	—	—	(120)
Purchase of securities	—	16,381	600	16,981
Unrealized gain included in other comprehensive income (loss)	—	393	—	393
Balance at December 31, 2017	$1,426	$22,909	$900	$25,235

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2018 and 2017 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

•
Other Real Estate owned — Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains a current external appraisal.

Assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 are included in the table below:

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,735	$11,735
Other real estate owned	—	—	2,145	2,145

	December 31, 2017
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,368	$14,368
Other real estate owned	—	—	1,346	1,346

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2018 and 2017.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2018
Nonrecurring measurements:
Impaired loans	$11,735	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,145	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$33,122	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$300	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$1,750	Pricing model	Pull through rates	80% - 88%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2017
Nonrecurring measurements:
Impaired loans	$14,368	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,346	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$22,909	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$900	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$1,426	Pricing model	Pull through rates	73% - 85%
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

3 Fair value determined through independent analysis of liquidity, rating, yield, and duration.

4 Appraisals may be adjusted for qualitative factors, such as local economic conditions.

NOTE 19. COMPREHENSIVE INCOME

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains	$327	$731	$1,082	Gain on sale of securities
	327	731	1,082	Total before tax
	(88)	(292)	(433)	Income tax expense
	239	439	649	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(306)	(241)	(236)	Salaries and benefits
	(306)	(241)	(236)	Total before tax
	83	96	94	Income tax expense
	(223)	(145)	(142)	Net of tax

Total reclassifications	$16	$294	$507

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Total
Balance at January 1, 2018	$(5)	$(2,983)	$(2,988)
Other comprehensive loss before reclassification	(3,042)	(16)	(3,058)
Amounts reclassified from AOCI	(239)	223	(16)
Net current period OCI	(3,281)	207	(3,074)
Balance at Stranded AOCI	$—	$(646)	$(646)
Balance at Mark to Market on equity positions held at December 31, 2017	$(98)	$—	$(98)
Balance at December 31, 2018	$(3,384)	$(3,422)	$(6,806)

Balance at January 1, 2017	$(1,598)	$(2,679)	$(4,277)
Other comprehensive loss before reclassification	2,032	(449)	1,583
Amounts reclassified from AOCI	(439)	145	(294)
Net current period OCI	1,593	(304)	1,289
Balance at December 31, 2017	$(5)	$(2,983)	$(2,988)

NOTE 20. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to the parent company’s condensed balance sheets at December 31, 2018 and 2017, and the related condensed statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016 are presented below:
Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2018	2017
Assets
Cash	$4,449	$3,904
Investment in subsidiaries	187,052	175,027
Other assets	5,036	5,743
Total assets	$196,537	$184,674

Liabilities and stockholders’ equity
Other liabilities	$2,240	$958
Long-term debt	17,524	33,524
Total liabilities	19,764	34,482

Total stockholders’ equity	176,773	150,192
Total liabilities and stockholders’ equity	$196,537	$184,674

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2018	2017	2016
Income - dividends from bank subsidiary	$8,906	$13,724	$9,241
Expenses - operating	13,439	11,974	11,307
Income (loss) before income taxes and undistributed earnings - continuing operations	(4,533)	1,750	(2,066)
Income tax (benefit) - continuing operations	(1,569)	(2,147)	(2,072)
Income after tax from continuing operations	(2,964)	3,897	6
Income before income taxes and undistributed earnings - discontinued operations	—	—	6,926
Income tax - discontinued operations	—	—	2,629
Income after tax from discontinued operations	—	—	4,297
Equity in undistributed income earnings of subsidiaries	14,967	3,678	8,609
Net Income	$12,003	$7,575	$12,912

Preferred dividends	$489	$498	$1,128
Net Income available to common shareholders	$11,514	$7,077	$11,784

Condensed Statements of Cash Flows

(Dollars in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net Income	$12,003	$7,575	$12,912
Equity in undistributed earnings of subsidiaries	(14,967)	(3,678)	(8,609)
Increase (decrease) in other assets	1,997	(2,214)	(612)
Decrease (increase) in other liabilities	1,311	(234)	920
Stock option expense	1,267	813	568

Net cash provided by provided by operating activities	1,611	2,262	5,179

INVESTING ACTIVITIES
Investment in subsidiary	(2,194)	(947)	(19,697)

Net cash used in investing activities	(2,194)	(947)	(19,697)

FINANCING ACTIVITIES
Proceeds of stock offering	—	4,931	20,519
AOCI reclassification of pension and available-for-sale investments	743	—	—
Proceeds from subordinated debt	(35)	—	—
Preferred stock issuance	—	—	—
Preferred stock redemption	—	(8,500)	—
Common stock options exercised	2,129	(10)	32
Cash dividends paid on common stock	(1,220)	(1,033)	(646)
Cash dividends paid on preferred stock	(489)	(498)	(1,128)

Net cash (used in) provided by financing activities	1,128	(5,110)	18,777

(Decrease) increase in cash	545	(3,795)	4,259

Cash at beginning of period	3,904	7,699	3,440

Cash at end of period	$4,449	$3,904	$7,699

NOTE 21. SEGMENT REPORTING

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into an Asset Purchase Agreement, as discussed below and in Note 22, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 22, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$63,762	$6,667	$5	$(674)	$69,760
Interest expense	13,667	4,085	1,756	(1,802)	17,706
Net interest income	50,095	2,582	(1,751)	1,128	52,054
Provision for loan losses	2,386	54	—	—	2,440
Net interest income after provision for loan losses	47,709	2,528	(1,751)	1,128	49,614

Noninterest Income:
Mortgage fee income	585	32,880	—	(1,128)	32,337
Other income	6,479	(243)	6,411	(6,344)	6,303
Total noninterest income	7,064	32,637	6,411	(7,472)	38,640

Noninterest Expenses:
Salaries and employee benefits	14,924	23,927	7,373	—	46,224
Other expense	20,081	8,608	4,309	(6,344)	26,654
Total noninterest expenses	35,005	32,535	11,682	(6,344)	72,878

Income (loss) before income taxes	19,768	2,630	(7,022)	—	15,376
Income tax expense (benefit)	4,265	677	(1,569)	—	3,373
Net income (loss)	$15,503	$1,953	$(5,453)	$—	$12,003
Preferred stock dividends	—	—	489	—	489
Net income (loss) available to common shareholders	$15,503	$1,953	$(5,942)	$—	$11,514

Capital Expenditures for the year ended December 31, 2018	$2,284	$272	$137	$—	$2,693
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

	2017
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$52,423	$4,698	$4	$(527)	$56,598
Interest expense	9,118	2,317	2,241	(1,375)	12,301
Net interest income	43,305	2,381	(2,237)	848	44,297
Provision for loan losses	1,967	206	—	—	2,173
Net interest income after provision for loan losses	41,338	2,175	(2,237)	848	42,124

Noninterest Income:
Mortgage fee income	736	37,262	—	(849)	37,149
Other income	5,866	(2,372)	5,466	(5,403)	3,557
Total noninterest income	6,602	34,890	5,466	(6,252)	40,706

Noninterest Expenses:
Salaries and employee benefits	12,266	26,196	5,646	—	44,108
Other expense	19,523	8,188	4,085	(5,404)	26,392
Total noninterest expenses	31,789	34,384	9,731	(5,404)	70,500

Income (loss) before income taxes	16,151	2,681	(6,502)	—	12,330
Income tax expense (benefit)	5,820	1,082	(2,147)	—	4,755
Net income (loss)	$10,331	$1,599	$(4,355)	$—	$7,575
Preferred stock dividends	—	—	498	—	498
Net income (loss) available to common shareholders	$10,331	$1,599	$(4,853)	$—	$7,077

Capital Expenditures for the year ended December 31, 2017	$3,226	$1,187	$83	$—	$4,496
Total Assets as of December 31, 2017	1,533,497	149,323	184,674	(333,192)	1,534,302
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

	2016
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Insurance	Intercompany Eliminations	Consolidated
Interest income	$50,413	$4,285	$3	$—	$(578)	$54,123
Interest expense	8,437	2,082	2,226	—	(1,613)	11,132
Net interest income	41,976	2,203	(2,223)	—	1,035	42,991
Provision for loan losses	3,632	—	—	—	—	3,632
Net interest income after provision for loan losses	38,344	2,203	(2,223)	—	1,035	39,359

Noninterest Income:
Mortgage fee income	(252)	36,960	—	—	(1,035)	35,673
Other income	5,905	1,674	5,247	—	(5,294)	7,532
Total noninterest income	5,653	38,634	5,247	—	(6,329)	43,205

Noninterest Expenses:
Salaries and employee benefits	11,592	27,696	5,937	—	—	45,225
Other expense	18,009	8,125	3,144	—	(5,294)	23,984
Total noninterest expenses	29,601	35,821	9,081	—	(5,294)	69,209

Income (loss) from continuing operations, before income taxes	14,396	5,016	(6,057)	—	—	13,355
Income tax expense (benefit) - continuing operations	4,496	1,954	(2,072)	—	—	4,378
Net income (loss) from continuing operations	$9,900	$3,062	$(3,985)	$—	$—	$8,977
Income (loss) from discontinued operations	—	—	6,926	(580)	—	6,346
Income tax expense (benefit) - discontinued operations	—	—	2,629	(218)	—	2,411
Net income (loss) from discontinued operations	—	—	4,297	(362)	—	3,935
Net income (loss)	9,900	3,062	312	(362)	—	12,912
Preferred stock dividends	—	—	1,128	—	—	1,128
Net income (loss) available to common shareholders	$9,900	$3,062	$(816)	$(362)	$—	$11,784

Capital Expenditures for the year ended December 31, 2016	$1,145	$220	$303	$—	$—	$1,668
Total Assets as of December 31, 2016	1,415,735	122,242	180,340	—	(299,513)	1,418,804
Goodwill as of December 31, 2016	1,598	16,882	—	—	—	18,480

Commercial & Retail Banking

For the year ended December 31, 2018, the Commercial & Retail Banking segment earned $15.5 million compared to $10.3 million in 2017. Net interest income increased by $6.8 million, primarily the result of a $9.4 million increase in interest and fees on loans which was offset by a $3.3 million increase in interest on deposits. Noninterest income increased by $462 thousand, primarily the result of a $536 thousand increase in income on bank owned life insurance and a $562 thousand increase in the holding gain on equity securities. These increases were partially offset by a $660 thousand decrease in the gain on sale of securities. Noninterest expense increased by $3.2 million, primarily the result of the following: $2.7 million increase in salaries and employee benefits expense, $281 thousand increase in occupancy and equipment expense, and a $584 thousand increase in professional fees. In addition, provision expense increased by $419 thousand. Also, income tax expense decreased $1.6 million as a result of the new tax laws enacted in late 2017.

Mortgage Banking

For the year ended December 31, 2018, the Mortgage Banking segment earned $2.0 million compared to $1.6 million in 2017. Net interest income increased $201 thousand, noninterest income decreased by $2.3 million, and noninterest expense decreased by $1.8 million. The decrease in noninterest income was primarily the result of a $4.4 million decrease in mortgage fee income, which was partially offset by a $2.2 million decrease in the loss on derivative. The decrease in noninterest expense was primarily the result of the following: $2.3 million decrease in salaries and employee benefits expense, which was primarily due to a 13.4% decrease in origination volume and a $752 thousand decrease in the earn out paid to management of the mortgage company related to the 2012 acquisition. Other items that impacted noninterest expense were a $344 thousand increase in mortgage processing expense and a $106 thousand increase in other operating expenses.

Financial Holding Company

For the year ended December 31, 2018, the Financial Holding Company segment lost $5.5 million compared to a loss of $4.4 million in 2017. Interest expense decreased $485 thousand, noninterest income increased $945 thousand and noninterest expense increased $2.0 million. In addition, the income tax benefit decreased $578 thousand. The increase in noninterest expense was primarily due to a $1.7 million increase in salaries and employee benefits expense.

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

There were no assets and liabilities of discontinued operations as of December 31, 2018 or 2017.

Net income from discontinued operations, net of tax, for the years ended December 31, 2018, 2017, and 2016, were as follows:

(Dollars in thousands)	2018	2017	2016
NONINTEREST INCOME
Insurance and investment services income	$—	$—	$1,887
Gain on sale of subsidiary	—	—	6,926
Other operating income	—	—	2
Total noninterest income	—	—	8,815

NONINTEREST EXPENSES
Salary and employee benefits	—	—	1,937
Occupancy expense	—	—	124
Equipment depreciation and maintenance	—	—	29
Data processing and communications	—	—	79
Marketing, contributions and sponsorships	—	—	7
Professional fees	—	—	2
Printing, postage and supplies	—	—	12
Insurance, tax and assessment expense	—	—	58
Travel, entertainment, dues and subscriptions	—	—	67
Other operating expenses	—	—	154
Total noninterest expense	—	—	2,469
Income from discontinued operations, before income taxes	—	—	6,346
Income tax expense - discontinued operations	—	—	2,411
Net Income from discontinued operations	$—	$—	$3,935

NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2018
First quarter	$15,054	$11,465	$3,291	$2,594	$0.24	$0.23
Second quarter	16,944	12,655	3,596	2,831	0.25	0.25
Third quarter	18,176	13,524	4,549	3,579	0.30	0.29
Fourth quarter	19,586	14,410	3,940	2,999	0.25	0.24

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2017
First quarter	$13,068	$10,306	$2,295	$1,574	$0.14	$0.14
Second quarter	13,814	10,894	3,435	2,260	0.21	0.20
Third quarter	14,630	11,414	3,510	2,318	0.21	0.21
Fourth quarter	15,086	11,683	3,090	1,423	0.12	0.12

NOTE 24. REVENUE RECOGNITION

The Company records revenue from contracts with customers in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees, monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Visa Debit Card and Interchange Income

Visa debit card and interchange income is primarily comprised of interchange fees earned whenever the Bank’s debit and credit cards are processed through card payment networks, such as Visa. The Bank’s performance obligation for debit card and interchange income is generally satisfied, and the related revenue recognized, on a transactional basis. Payment is typically received immediately or in the following month.

Other Operating Income

Other operating income is primarily comprised of ATM fees, wire transfer fees, travelers check fees, revenue streams such as safe deposit box rental fees, and other miscellaneous service charges. ATM fees, wire transfer fees and travelers check fees are primarily generated when a Bank’s cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Bank determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Bank’s performance obligations for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. The Bank’s performance obligation for the gains and losses on sales of other real estate owned is satisfied, and the related revenue recognized, after each sale of other real estate owned is closed.

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Service charges on deposit accounts	$1,033	$765	$764
Visa debit card and interchange income	647	1,258	1,185
Other	558	260	115
Noninterest income in scope of Topic 606	2,238	2,283	2,064
Noninterest income out of scope of Topic 606	36,402	38,423	41,141
Total noninterest income	$38,640	$40,706	$43,205

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MVB Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019 expressed an unqualified opinion thereon.

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
March 8, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Principal Executive Officer), along with the Company’s Chief Financial Officer (the Principal Financial and Accounting Officer), has evaluated the effectiveness, as of December 31, 2018, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Item 9A – Controls and Procedures” of this Annual Report on Form 10-K.

Date:	March 8, 2019	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	March 8, 2019	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MVB Financial Corp.

Opinion on Internal Controls Over Financial Reporting

We have audited MVB Financial Corp. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, MVB Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of MVB Financial Corp and Subsidiary as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and our report dated March 8, 2019, expressed an unqualified opinion on those consolidated financial statements.

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
Gaithersburg, Maryland
March 8, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2019 annual meeting of shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2018. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2018. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is reported in Item 5 of this report and is incorporated herein by reference) pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2018. The applicable information appearing in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	994,598	$13.21	865.306
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	994,598	$13.21	865.306

During 2018, 161,298 stock options under the Company’s equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2018. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2018. The applicable information appearing in the Proxy Statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements

(b)	Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” below. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	March 8, 2019	By:	/s/ Larry F. Mazza
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry F. Mazza	Date:	March 8, 2019
Larry F. Mazza, President, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 8, 2019
Donald T. Robinson, Executive Vice President and CFO
(Principal Financial and Accounting Officer)

/s/ David B. Alvarez	Date:	March 8, 2019
David B. Alvarez, Chairman

/s/ James J. Cava, Jr.	Date:	March 8, 2019
James J. Cava, Jr., Director

/s/ Harry E. Dean III	Date:	March 8, 2019
Harry E. Dean III, Director

/s/ John W. Ebert	Date:	March 8, 2019
John W. Ebert, Director

/s/ Daniel W. Holt	Date:	March 8, 2019
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	March 8, 2019
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	March 8, 2019
Kelly R. Nelson, Director

/s/ J. Christopher Pallotta	Date:	March 8, 2019
J. Christopher Pallotta, Director

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 333-228688, filed December 6, 2018, and incorporated by reference herein
4.2	Form of Certificate for the SBLF Preferred Stock	Form 8-K, File No. 000-50567, filed September 12, 2011, and incorporated by reference herein
4.3	Form of Subscription Rights Certificate	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.1†	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.2†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Employment Agreement of Larry F. Mazza	Form 8-K/A, File No. 000-50567, filed January 24, 2014, and incorporated by reference herein
10.6†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.7†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.8	Asset Purchase Agreement by and among MVB Insurance, LLC, MVB Financial Corp., and USI Insurance Services LLC	Quarterly Report on Form 10-Q, File No. 000-50567, filed November 3, 2016, and incorporated by reference herein
10.9	Severance Agreement and Release of Claims by and between MVB Financial Corp. and Bret S. Price	Quarterly Report on Form 10-Q, File No. 000-50567, filed November 3, 2016, and incorporated by reference herein
10.10	Form of Securities Purchase Agreement	Form 8-K, File No. 000-50567, filed December 6, 2016, and incorporated by reference herein
10.11†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.12†
Third Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage
Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
10.13†
Fourth Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage
Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
10.14†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
11	Statement Regarding Computation of Earnings per Share	Filed herewith
14	Code of Ethics	Filed herewith
21	Subsidiary of Registrant	Filed herewith

EXHIBIT INDEX

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

(*) In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(†) Management contract or compensatory plan or arrangement