Form 10-Q
period 2019-03-31
MVB FINANCIAL CORP
filed 2019-05-01
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

(304) 363-4800
Registrant’s telephone number, including area code

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of April 30, 2019, the Registrant had 11,640,843 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$15,185	$14,747
Interest bearing balances with banks	2,773	7,474
Total cash and cash equivalents	17,958	22,221
Certificates of deposit with other banks	14,778	14,778
Investment Securities:
Securities available-for-sale, at fair value	224,741	221,614
Equity securities	9,841	9,599
Loans held for sale	65,955	75,807
Loans:	1,341,218	1,304,366
Less: Allowance for loan losses	(11,242)	(10,939)
Net Loans	1,329,976	1,293,427
Premises and equipment	25,922	26,545
Bank owned life insurance	34,128	34,291
Accrued interest receivable and other assets	48,129	34,207
Goodwill	18,480	18,480
TOTAL ASSETS	$1,789,908	$1,750,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$236,086	$213,597
Interest bearing	1,194,573	1,095,557
Total deposits	1,430,659	1,309,154

Accrued interest payable and other liabilities	33,416	17,706
Repurchase agreements	12,553	14,925
FHLB and other borrowings	114,884	214,887
Subordinated debt	17,524	17,524
Total liabilities	1,609,036	1,574,196

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 issued in 2019 and 2018, respectively (See Footnote 7)	7,834	7,834
Common stock, par value $1; 20,000,000 shares authorized; 11,665,870 shares issued and 11,614,793 shares outstanding in 2019 and 11,658,370 shares issued and 11,607,293 shares outstanding in 2018	11,666	11,658
Additional paid-in capital	117,408	116,897
Retained earnings	50,937	48,274
Accumulated other comprehensive loss	(5,889)	(6,806)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	180,872	176,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,789,908	$1,750,969

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31
	2019	2018
INTEREST INCOME
Interest and fees on loans	$17,662	$13,291
Interest on deposits with other banks	122	90
Interest on investment securities - taxable	879	895
Interest on tax exempt loans and securities	960	778
Total interest income	19,623	15,054

INTEREST EXPENSE
Interest on deposits	4,123	2,298
Interest on repurchase agreements	14	19
Interest on FHLB and other borrowings	1,229	714
Interest on subordinated debt	285	558
Total interest expense	5,651	3,589

NET INTEREST INCOME	13,972	11,465
Provision for loan losses	300	474
Net interest income after provision for loan losses	13,672	10,991

NONINTEREST INCOME
Service charges on deposit accounts	315	185
Income on bank owned life insurance	525	218
Interchange and debit card transaction fees	141	150
Mortgage fee income	6,670	6,563
Gain on sale of portfolio loans	55	212
Insurance and investment services income	156	164
(Loss) gain on sale of available-for-sale securities, net	(118)	326
Gain on derivatives, net	450	584
Commercial swap fee income	80	413
Holding gain (loss) on equity securities	180	(30)
Other operating income	311	254
Total noninterest income	8,765	9,039

NONINTEREST EXPENSES
Salary and employee benefits	11,734	10,473
Occupancy expense	1,185	1,049
Equipment depreciation and maintenance	854	784
Data processing and communications	988	835
Mortgage processing	809	892
Marketing, contributions, and sponsorships	214	347
Professional fees	828	745
Printing, postage, and supplies	135	165
Insurance, tax, and assessment expense	505	390
Travel, entertainment, dues, and subscriptions	690	648
Other operating expenses	506	411
Total noninterest expense	18,448	16,739
Income before income taxes	3,989	3,291
Income tax expense	797	697
Net income	$3,192	$2,594
Preferred dividends	121	121
Net income available to common shareholders	$3,071	$2,473

Earnings per share - basic	$0.26	$0.24
Earnings per share - diluted	$0.26	$0.23
Cash dividends declared	$0.035	$0.025
Weighted average shares outstanding - basic	11,607,543	10,474,138
Weighted average shares outstanding - diluted	13,177,281	12,714,353
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2019	2018
Net Income	$3,192	$2,594

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	1,859	(4,448)

Income tax effect	(502)	1,201

Reclassification adjustment for loss (gain) recognized in income	118	(326)

Income tax effect	(32)	88

Change in defined benefit pension plan	(263)	—

Income tax effect	71	—

Carrying Value Adjustment - Investment hedge	(458)	—

Income tax effect	124	—

Total other comprehensive income (loss)	917	(3,485)

Comprehensive income (loss)	$4,109	$(891)

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
January 1, 2018	$7,834	$10,496	$98,698	$37,236	$(2,988)	$(1,084)	$150,192

Net Income	—	—	—	2,594	—	—	2,594
Other comprehensive loss	—	—	—	—	(3,485)	—	(3,485)
Cash dividends paid ($0.025 per common share)	—	—	—	(263)	—	—	(263)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	244	—	—	—	244
Common stock options exercised	—	94	1,166	—	—	—	1,260
Stranded AOCI (See Note 2)	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017 (See Note 2)	—	—	—	98	(98)	—	—

Balance March 31, 2018	$7,834	$10,590	$100,108	$40,190	$(7,217)	$(1,084)	$150,421

January 1, 2019	$7,834	$11,658	$116,897	$48,274	$(6,806)	$(1,084)	$176,773

Net Income	—	—	—	3,192	—	—	3,192
Other comprehensive income	—	—	—	—	917	—	917
Cash dividends paid ($0.035 per common share)	—	—	—	(408)	—	—	(408)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	425	—	—	—	425
Common stock options exercised	—	8	86	—	—	—	94

Balance March 31, 2019	$7,834	$11,666	$117,408	$50,937	$(5,889)	$(1,084)	$180,872

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	,Three Months Ended March 31
	2019	2018
OPERATING ACTIVITIES
Net Income	$3,192	$2,594
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization and accretion of investments	280	361
Net amortization of deferred loan costs	72	16
Provision for loan losses	300	474
Depreciation and amortization	759	741
Stock based compensation	425	244
Loans originated for sale	(239,160)	(238,935)
Proceeds of loans sold	255,682	261,012
Mortgage fee income	(6,670)	(6,563)
Gain on sale of securities	(33)	(326)
Loss on sale of securities	151	—
Gain on sale of portfolio loans	(55)	(212)
Income on bank owned life insurance	(525)	(218)
Deferred taxes	21	(51)
Amortization of operating lease right-of-use asset	20	—
Other, net	(1,534)	(3,924)
Net cash provided by operating activities	12,925	15,213
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(20,400)	(14,859)
Maturities/paydowns of investment securities available-for-sale	5,236	7,364
Sales of investment securities available-for-sale	13,694	680
Purchases of premises and equipment	(115)	(506)
Net increase in loans	(36,866)	(51,321)
Purchases of restricted bank stock	(6,119)	(5,901)
Redemptions of restricted bank stock	8,352	3,797
Proceeds from sale of other real estate owned	97	181
Proceeds from death benefit of bank owned life insurance policies	688	—
Purchase of equity securities	(450)	—
Net cash used in investing activities	(35,883)	(60,565)
FINANCING ACTIVITIES
Net increase in deposits	121,505	(5,673)
Net decrease in repurchase agreements	(2,372)	(1,727)
Net change in short-term FHLB & other borrowings	(99,982)	67,421
Principal payments on FHLB & other borrowings	(21)	(12,220)
Common stock options exercised	94	1,260
Cash dividends paid on common stock	(408)	(263)
Cash dividends paid on preferred stock	(121)	(121)
Net cash provided by financing activities	18,695	48,677
(Decrease) increase in cash and cash equivalents	(4,263)	3,325
Cash and cash equivalents at beginning of period	22,221	20,305
Cash and cash equivalents at end of period	$17,958	$23,630
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$63	$720
Initial recognition of operating lease right-of-use assets	12,935	—
Initial recognition of operating lease liabilities	15,659	—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$6,136	$3,635
Income taxes	—	87
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank”). MVB Bank’s operating subsidiaries include Potomac Mortgage Group (“PMG” which began doing business under the registered trade name “MVB Mortgage”), MVB Insurance, LLC (“MVB Insurance”), and MVB Community Development Corporation (“CDC”).

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements included in the Company’s 2018 filing on Form 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s December 31, 2018, Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Accounting Changes

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This pronouncement requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply ASU 2016-02 as of the beginning of the period (January 1, 2019) and has not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, all have been adopted. Upon adoption, the Company recognized right-of-use assets and related lease liabilities totaling $12.9 million and $15.7 million, respectively.

Certain of the Company's leases contain options to renew the lease; however, some of these renewal options are not included in the calculation of the lease liabilities as they are not reasonably expected to be exercised. The Company's leases do not contain residual value guarantees or material variable lease payments, and the Company does not have any material restrictions or covenants imposed by leases that would impact the Company's ability to pay dividends or cause the Company to incur additional financial obligations.

The Company has made an accounting policy election to not apply the recognition requirements in Topic 842 to short-term leases. The Company has also elected to use the practical expedient to make an accounting policy election for property leases to include both lease and non-lease components as a single component and account for as a lease.

The Company's leases are not complex; therefore, there were no significant assumptions or judgments made in applying the requirements of Topic 842, including the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and non-lease components, and the determination of the discount rates for the leases.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the existing hedge accounting model and expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest-rate risk. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The ASU also changes certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU in accordance with paragraph ASC 815-20-65-3 subpart C. The adoption of this ASU did not have a significant impact on the Company’s financial condition, results of operations and consolidated financial statements. The Company can now employ additional hedging strategies as described above, including the ability to apply fair value hedge accounting to a specified pool of assets by excluding the portion of the hedged items related to prepayments, defaults and other events. This allows the Company to better align its accounting and the financial reporting of its hedging activities with their economic objectives thereby reducing the earnings volatility resulting from these hedging activities.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public companies, this update is effective for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The adoption of this guidance was not material to the consolidated financial statements, as it is our current policy to amortize premiums of investment securities to the earliest call date.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles – Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit to address concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update will be effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:(1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements, for Lessors which provides certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon the adoption of ASU 2016-02, ASU 2018-11, and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $12.9 million and $15.7 million, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties and financing leases of certain office equipment. The Company has no material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company applied certain practical expedients provided under ASU 2016-02 whereby the Company did reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because this election resulted in a lower impact on our balance sheet. The Company utilized the modified-retrospective transition approach prescribed by ASU 2018-11. See Note 5, “Premises and Equipment” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.`

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with 4) above, the Company discloses the fair value of its loan portfolio on a quarterly basis using an exit price notion. See Note 7, “Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

Note 3 – Investment Securities

There were no held-to-maturity securities at March 31, 2019 or December 31, 2018.

Amortized cost and fair values of investment securities available-for-sale at March 31, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$67,631	$—	$(1,043)	$66,588
U.S. Sponsored Mortgage-backed securities	49,223	1	(1,453)	47,771
Municipal securities	100,253	241	(487)	100,007
Total debt securities	217,107	242	(2,983)	214,366
Other securities	10,294	98	(17)	10,375
Total investment securities available-for-sale	$227,401	$340	$(3,000)	$224,741

Amortized cost and fair values of investment securities available-for-sale at December 31, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$79,041	$14	$(1,625)	$77,430
U.S. Sponsored Mortgage-backed securities	52,154	—	(2,039)	50,115
Municipal securities	84,747	206	(1,192)	83,761
Total debt securities	215,942	220	(4,856)	211,306
Other securities	10,308	68	(68)	10,308
Total investment securities available-for-sale	$226,250	$288	$(4,924)	$221,614

The following table summarizes amortized cost and fair values of debt securities by maturity:

	March 31, 2019
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$11,085	$11,280
After one year, but within five	31,156	30,716
After five years, but within ten	23,163	22,725
After ten years	151,703	149,645
Total	$217,107	$214,366

Investment securities with a carrying value of $58.3 million at March 31, 2019, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2019, the details of which are included in the following table. Although these securities, if sold at March 31, 2019 would result in a pretax loss of $3.0 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2019, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at March 31, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (51)	$6,898	$(70)	$59,690	$(973)
U.S. Sponsored Mortgage-backed securities (39)	—	—	45,326	(1,453)
Municipal securities (55)	523	(7)	29,130	(480)
Other securities (2)	—	—	1,018	(17)
	$7,421	$(77)	$135,164	$(2,923)

The following table discloses investments in an unrealized loss position at December 31, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (54)	$9,762	$(123)	$63,740	$(1,502)
U.S. Sponsored Mortgage-backed securities (42)	2,360	(32)	47,755	(2,007)
Municipal securities (78)	5,936	(46)	35,955	(1,146)
Other securities (2)	2,452	(48)	1,018	(20)
	$20,510	$(249)	$148,468	$(4,675)

For the three-month periods ended March 31, 2019 and 2018, the Company sold investments available-for-sale of $13.7 million and $680 thousand, respectively. These sales resulted in gross gains of $33 thousand and $326 thousand and gross losses of $151 thousand and $0 thousand, respectively.

For the three months ended March 31, 2019, the Company recognized an unrealized holding gain of $180 thousand on equity securities held as of March 31, 2019, which was recorded in noninterest income in the consolidated statements of income.

For the three months ended March 31, 2018, the Company recognized an unrealized holding loss of $30 thousand on equity securities held as of March 31, 2018, which was recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, were as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial and Non-Residential Real Estate	$962,064	$941,033
Residential Real Estate	310,713	294,929
Home Equity	58,675	59,015
Consumer	9,469	9,605
Total Loans	$1,340,921	$1,304,582
Deferred loan origination fees and costs, net	297	(216)
Loans receivable	$1,341,218	$1,304,366

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans were $1.8 million and $1.7 million, while the related reserves were $187 thousand and $218 thousand as of March 31, 2019 and December 31, 2018.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2019 and December 31, 2018, the liability for unfunded commitments related to loans held for investment was $284 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
January 1, 2019	$8,605	$1,405	$684	$245	$10,939
Charge-offs	—	—	—	—	—
Recoveries	—	1	1	1	3
Provision (recovery)	259	11	19	11	300
ALL balance at March 31, 2019	$8,864	$1,417	$704	$257	$11,242
Individually evaluated for impairment	$1,123	$—	$—	$—	$1,123
Collectively evaluated for impairment	$7,741	$1,417	$704	$257	$10,119

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$9,914	$2,890	$121	$36	$12,961
Collectively evaluated for impairment	952,150	307,823	58,554	9,433	1,327,960
Total Loans	962,064	310,713	58,675	9,469	1,340,921

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
January 1, 2018	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(324)	(11)	—	(21)	(356)
Recoveries	2	9	56	4	71
Provision	516	60	(68)	(34)	474
ALL balance at March 31, 2018	$7,998	$1,177	$693	$199	$10,067
Individually evaluated for impairment	$915	$—	$—	$—	$915
Collectively evaluated for impairment	$7,083	$1,177	$693	$199	$9,152

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,957	$1,707	$44	$43	$14,751
Collectively evaluated for impairment	811,668	258,806	59,482	11,866	1,141,822
Total Loans	$824,625	$260,513	$59,526	$11,909	$1,156,573

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

Once the determination has been made that a loan is impaired, the amount of the impairment is measured using one of 3 valuation methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2019 and December 31, 2018:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2019
Commercial
Commercial Business	$4,925	$744	$616	$5,541	$5,566
Commercial Real Estate	1,826	374	343	2,169	2,227
Acquisition & Development	1,787	5	417	2,204	3,583
Total Commercial	8,538	1,123	1,376	9,914	11,376
Residential	—	—	2,890	2,890	2,915
Home Equity	—	—	121	121	126
Consumer	—	—	36	36	36
Total Impaired Loans	$8,538	$1,123	$4,423	$12,961	$14,453

December 31, 2018
Commercial
Commercial Business	$4,885	$668	$387	$5,272	$5,292
Commercial Real Estate	1,842	375	396	2,238	2,300
Acquisition & Development	—	—	2,224	2,224	3,601
Total Commercial	6,727	1,043	3,007	9,734	11,193
Residential	—	—	2,831	2,831	2,882
Home Equity	—	—	123	123	123
Consumer	—	—	90	90	316
Total Impaired Loans	$6,727	$1,043	$6,051	$12,778	$14,514

Impaired loans have increased by $183 thousand, or 1.4%, during the three months ended March 31, 2019. This change is the net effect of multiple factors, including the identification of $328 thousand of impaired loans, the foreclosure of a commercial development loan which required the reclassification of $63 thousand to other real estate owned, the classification of $50 thousand to performing loans based on improved repayment performance, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,608	$—	$—	$4,525	$38	$53
Commercial Real Estate	4,038	40	39	7,431	21	23
Acquisition & Development	2,215	31	29	1,837	—	—
Total Commercial	9,861	71	68	13,793	59	76
Residential	2,858	3	3	1,747	5	48
Home Equity	122	1	1	65	—	—
Consumer	79	—	—	132	—	—
Total	$12,920	$75	$72	$15,737	$64	$124

As of March 31, 2019, the Bank’s other real estate owned balance totaled $2.1 million. The Bank held twelve foreclosed residential real estate properties representing $877 thousand, or 42%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included two properties for a total of $294 thousand, while the other included seven properties for a total of $174 thousand. The three remaining residential real estate properties, totaling $409 thousand, were result of the foreclosure of three unrelated borrowers. The remaining $1.2 million, or 58%, of other real estate owned is the result of the foreclosure of three unrelated commercial development loans. There are three additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $270 thousand as of March 31, 2019. These loans are included in the table above and have no specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial
Commercial Business	$463,995	$6,238	$6,318	$—	$476,551
Commercial Real Estate	382,037	4,985	2,513	—	389,535
Acquisition & Development	92,822	177	2,854	125	95,978
Total Commercial	938,854	11,400	11,685	125	962,064
Residential	306,347	2,573	1,675	118	310,713
Home Equity	57,767	870	38	—	58,675
Consumer	9,287	164	18	—	9,469
Total Loans	$1,312,255	$15,007	$13,416	$243	$1,340,921

December 31, 2018
Commercial
Commercial Business	$432,589	$5,290	$5,652	$—	$443,531
Commercial Real Estate	371,309	2,071	2,181	—	375,561
Acquisition & Development	118,754	179	2,879	129	121,941
Total Commercial	922,652	7,540	10,712	129	941,033
Residential	290,602	2,608	1,600	119	294,929
Home Equity	58,100	876	39	—	59,015
Consumer	9,359	164	19	63	9,605
Total Loans	$1,280,713	$11,188	$12,370	$311	$1,304,582

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the MLC, as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or MLC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and non-accrual loans as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
March 31, 2019
Commercial
Commercial Business	$472,847	$165	$130	$3,409	$3,704	$476,551	$3,707	$—
Commercial Real Estate	389,336	199	—	—	199	389,535	333	—
Acquisition & Development	95,686	—	—	292	292	95,978	417	—
Total Commercial	957,869	364	130	3,701	4,195	962,064	4,457	—
Residential	307,936	2,384	50	343	2,777	310,713	2,506	—
Home Equity	58,457	193	25	—	218	58,675	83	—
Consumer	9,435	5	—	29	34	9,469	29	—
Total Loans	$1,333,697	$2,946	$205	$4,073	$7,224	$1,340,921	$7,075	$—

December 31, 2018
Commercial
Commercial Business	$432,097	$6,380	$1,746	$3,308	$11,434	$443,531	$3,684	$—
Commercial Real Estate	374,880	681	—	—	681	375,561	385	—
Acquisition & Development	121,644	—	—	297	297	121,941	426	—
Total Commercial	928,621	7,061	1,746	3,605	12,412	941,033	4,495	—
Residential	291,665	1,000	760	1,504	3,264	294,929	2,442	—
Home Equity	58,575	400	40	—	440	59,015	84	—
Consumer	9,485	28	10	82	120	9,605	82	—
Total Loans	$1,288,346	$8,489	$2,556	$5,191	$16,236	$1,304,582	$7,103	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At March 31, 2019 and December 31, 2018, the Bank had specific reserve allocations for TDR’s of $484 thousand and $439 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $8.2 million and $8.0 million as of March 31, 2019 and December 31, 2018, respectively. Of these totals, $4.5 million and $4.2 million, respectively, represent accruing troubled debt restructured loans and represent 35% and 27%, respectively of total impaired loans. Meanwhile, as of March 31, 2019, $3.7 million represents three loans to two borrowers that have defaulted under the restructured terms. Two of the three loans, totaling $417 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. The third loan, to an unrelated borrower, is a $3.3 million commercial term loan which was previously considered a TDR due to multiple interest only periods being provided. This loan defaulted during the three months ended September 30, 2018. The default is due to delayed payments stemming from ongoing negotiations with respect to a third-party operator that is expected to provide a new source of reliable cash flow to service the required payments of this loan. These negotiations are expected to conclude in the second quarter of 2019. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of March 31, 2019 and December 31, 2018.

A commercial loan in the amount of $128 thousand was classified as impaired and as a TDR in the first quarter of 2018. Upon the identification of financial difficulties on the part of the borrower, this loan was modified to interest-only payments for a twelve-month period with the balance due at maturity. A commercial loan in the amount of $268 thousand was classified as a TDR during the three months ended March 31, 2019. Upon the identification of financial difficulties on the part of the borrower, this loan was modified to a lower loan payment by lengthening the amortization period beyond what is typical for a commercial loan of this type. These loans have paid as agreed since they were renewed under modified terms.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	1	$268	$267	1	$128	$128
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	1	268	267	1	128	128
Residential	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	1	$268	$267	1	$128	$128
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Note 5 – Premises and Equipment

The Company leases certain premises and equipment under operating and finance leases. At March 31, 2019, the Company had lease liabilities totaling $15.7 million and right-of-use assets totaling $12.9 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2019, the weighted average remaining lease term for finance leases was 3.4 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.86%. For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 12.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.52%.

Lease costs were as follows:

(Dollars in thousands)	Three Months Ended March 31, 2019
Amortization of right-of-use assets, finance leases	$20
Interest on lease liabilities, finance leases	2
Operating lease cost	530
Short-term lease cost	25
Variable lease cost	10
Total lease cost	$587

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $512 thousand.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019. At March 31, 2019, the Company had leases that had not commenced, but will create approximately $2.4 million and $4.1 million of additional lease liabilities and right-of-use assets, respectively, for the Company.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	March 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
2019	$69	$1,851
2020	66	1,753
2021	66	1,783
2022	27	1,655
2023	—	1,425
2024 and thereafter	—	11,050
Total future minimum lease payments	$228	$19,517
Less: Amounts representing interest	(10)	(4,048)
Present value of net future minimum lease payments	$218	$15,469

Note 6 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from the FHLB, Federal Reserve discount window borrowings, and Fed Funds purchased from correspondent banks to fund its operations and investments. Short-term borrowings totaled $112.4 million at March 31, 2019, compared to $212.4 million at December 31, 2018.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Balance at end of period	$112,412	$212,395
Average balance during the period	176,428	171,117
Maximum month-end balance	177,164	264,297
Weighted-average rate during the year	2.63%	2.27%
Weighted-average rate at end of period	2.70%	2.62%

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

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected at the amount of cash received in connection with the transaction and included in Securities sold under agreements to repurchase on the consolidated balance sheets. The primary risk with the Company’s repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

All of the Company’s repurchase agreements were overnight agreements at March 31, 2019 and December 31, 2018. These borrowings were collateralized with investment securities with a carrying value of $13.0 million and $15.4 million at March 31, 2019 and December 31, 2018, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $12.6 million at March 31, 2019, compared to $14.9 million at December 31, 2018.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Balance at end of period	$12,553	$14,925
Average balance during the period	14,206	18,536
Maximum month-end balance	14,655	20,903
Weighted-average rate during the year	0.38%	0.30%
Weighted-average rate at end of period	0.52%	0.16%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,727	$1,741
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	745	751
	$2,472	$2,492

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Balance at end of period	$17,524	$17,524
Average balance during the period	17,524	25,774
Maximum month-end balance	17,524	33,524
Weighted-average rate during the year	6.51%	6.81%
Weighted-average rate at end of period	6.53%	6.57%

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

At the election of a holder, any or all of the Notes may be converted into shares of common stock during the 5-day period after the first, second, third, fourth, and fifth anniversaries of the issuance of the Notes or upon a notice to prepay by the Company. On December 28, 2017, the Company distributed notices to the holders of the Notes that provide that the Company has elected to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 1, 2019, which is the final conversion date for the Notes. The Notes will convert into common stock based on $16 per share of the Company’s common stock. The conversion price will be subject to anti-dilution adjustments for certain events such as stock splits, reclassifications, non-cash distributions, extraordinary cash dividends, pro rata repurchases of common stock, and business combination transactions. The Company must give 20 days’ notice to the holders of the Company’s intent to prepay the Notes, so that holders may execute the conversion right set forth above if a holder so desires.

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

The Company reflects subordinated debt in the amount of $17.5 million as of March 31, 2019 and December 31, 2018 and interest expense of $285 thousand and $558 thousand for the three months ended March 31, 2019 and 2018. In 2018, $16.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 1,000,000 new shares and provided an annual interest expense savings of $1.1 million.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2019	$112,477
2020	90
2021	886
2022	1,431
2023	—
Thereafter	17,524
$132,408

 Note 7 – Fair Value of Financial Instruments

Accounting standards require that the Company adopt fair value measurement for financial assets and financial liabilities. This enhanced guidance for using fair value to measure assets and liabilities applies whenever other standards require or permit assets or liabilities to be measured at fair value. This guidance does not expand the use of fair value in any new circumstances.

Accounting standards establish a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by these standards are as follows:

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 17, “Fair Value of Financial Instruments” and Note 18, “Fair Value Measurement” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2018 Annual Report on Form 10-K, except for the valuation of loans held for investment which was impacted by the adoption of ASU 2016-01. In accordance with ASU 2016-01, the fair value of loans held for investment is estimated using a discounted cash flow analysis. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit, and nonperformance risk of the loans. Loans are considered a Level III classification.

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

•Available-for-sale investment and equity securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2019. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

•Loans held for sale – The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

•Interest rate lock commitment – The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices, and estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitments.

•Mortgage-backed security hedges – MBS hedges are considered derivatives and are recorded at fair value based on observable market data of the individual mortgage-backed security.

•Interest rate cap – The fair value of the interest rate cap is determined at the end of each quarter by using Bloomberg Finance which values the interest rate cap using observable inputs from forward and futures yield curves as well as standard market volatility.

•Interest rate swap – Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

•Fair value hedge –  Treated like an interest rate swap, fair value hedges are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$66,588	$—	$66,588
U.S. Sponsored Mortgage backed securities	—	47,771	—	47,771
Municipal securities	—	63,206	36,801	100,007
Other securities	—	10,375	—	10,375
Equity securities	5,819	3,272	750	9,841
Loans held for sale	—	65,955	—	65,955
Interest rate lock commitment	—	—	2,256	2,256
Interest rate swap	—	2,666	—	2,666
Interest rate cap	—	—	—	—
Fair value hedge	—	630	—	630
Liabilities:
Interest rate swap	—	2,666	—	2,666
Fair value hedge	—	630	—	630
Mortgage-backed security hedges	—	687	—	687

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$77,430	$—	$77,430
U.S. Sponsored Mortgage backed securities	—	50,115	—	50,115
Municipal securities	—	50,639	33,122	83,761
Other securities	—	10,308	—	10,308
Equity securities	6,027	3,272	300	9,599
Loans held for sale	—	75,807	—	75,807
Interest rate lock commitment	—	—	1,750	1,750
Interest rate swap	—	1,375	—	1,375
Interest rate cap	—	8	—	8
Fair value hedge	—	343	—	343
Liabilities:
Interest rate swap	—	1,375	—	1,375
Fair value hedge	—	343	—	343
Mortgage-backed security hedges	—	853	—	853

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at January 1, 2019	$1,750	$33,122	$300	$35,172
Realized and unrealized gains included in earnings	506	—	—	506
Purchase of securities	—	—	450	450
Unrealized gain included in other comprehensive income (loss)	—	5,012	—	5,012
Unrealized loss included in other comprehensive income (loss)	—	(1,333)	—	(1,333)
Balance at Balance at March 31, 2019	$2,256	$36,801	$750	$39,807

Balance at January 1, 2018	$1,426	$22,909	$900	$25,235
Realized and unrealized gains included in earnings	886	—	—	886
Unrealized loss included in other comprehensive income (loss)	—	(338)	—	(338)
Balance at Balance at March 31, 2018	$2,312	$22,571	$900	$25,783

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets, and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2019 and 2018 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

•Impaired loans – Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

•Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time, the foreclosure is completed, the Company obtains a current external appraisal.

Assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 are included in the table below:

	March 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,838	$11,838
Other real estate owned	—	—	2,108	2,108

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,735	$11,735
Other real estate owned	—	—	2,145	2,145

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at March 31, 2019 and December 31, 2018.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2019
Nonrecurring measurements:
Impaired loans	$11,838	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,108	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$36,801	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$750	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$2,256	Pricing model	Pull through rates	77% - 82%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2018
Nonrecurring measurements:
Impaired loans	$11,735	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,145	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$33,122	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$300	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$1,750	Pricing model	Pull through rates	80% - 88%
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

Estimated fair value of financial instruments have been determined by the Company using historical data, as generally provided in the Company’s regulatory reports, and an estimation methodology suitable for each category of financial instruments.

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2019
Financial assets:
Cash and cash equivalents	$17,958	$17,958	$17,958	$—	$—
Certificates of deposits with other banks	14,778	14,498	—	14,498	—
Securities available-for-sale	224,741	224,741	—	187,940	36,801
Equity securities	9,841	9,841	5,819	3,272	750
Loans held for sale	65,955	65,955	—	65,955	—
Loans, net	1,329,976	1,322,042	—	—	1,322,042
Mortgage servicing rights	171	171	—	—	171
Interest rate lock commitment	2,256	2,256	—	—	2,256
Interest rate swap	2,666	2,666	—	2,666	—
Fair value hedge	630	630	—	630	—
Accrued interest receivable	7,205	7,205	—	1,789	5,416

Financial liabilities:
Deposits	$1,430,659	$1,376,015	$—	$1,376,015	$—
Repurchase agreements	12,553	12,553	—	12,553	—
FHLB and other borrowings	114,884	114,886	—	114,886	—
Mortgage-backed security hedges	687	687	—	687	—
Interest rate swap	2,666	2,666	—	2,666	—
Fair value hedge	630	630	—	630	—
Accrued interest payable	959	959	—	959	—
Subordinated debt	17,524	18,250	—	18,250	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$22,221	$22,221	$22,221	$—	$—
Certificates of deposits with other banks	14,778	14,300	—	14,300	—
Securities available-for-sale	221,614	221,614	—	188,492	33,122
Equity securities	9,599	9,599	6,027	3,272	300
Loans held for sale	75,807	75,807	—	75,807	—
Loans, net	1,293,427	1,276,065	—	—	1,276,065
Mortgage servicing rights	173	173	—	—	173
Interest rate lock commitment	1,750	1,750	—	—	1,750
Interest rate swap	1,375	1,375	—	1,375	—
Interest rate cap	8	8	—	8	—
Fair value hedge	343	343	—	343	—
Accrued interest receivable	7,710	7,710	—	1,368	6,342

Financial liabilities:
Deposits	$1,309,154	$1,249,164	$—	$1,249,164	$—
Repurchase agreements	14,925	14,925	—	14,925	—
FHLB and other borrowings	214,887	214,969	—	214,969	—
Mortgage-backed security hedges	853	853	—	853	—
Interest rate swap	1,375	1,375	—	1,375	—
Fair value hedge	343	343	—	343	—
Accrued interest payable	1,064	1,064	—	1,064	—
Subordinated debt	17,524	18,250	—	18,250	—

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

Note 8 – Stock Offerings

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

Note 9 – Net Income Per Common Share

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

	Three Months Ended March 31
(Dollars in thousands except shares and per share data)	2019	2018
Numerator for basic earnings per share:
Net income	$3,192	$2,594
Less: Dividends on preferred stock	121	121
Net income available to common shareholders - basic	$3,071	$2,473

Numerator for diluted earnings per share:
Net income available to common shareholders - basic	$3,071	$2,473
Add: Dividends on convertible preferred stock	121	—
Add: Interest on subordinated debt (tax effected)	184	404
Net income available to common shareholders - diluted	$3,376	$2,877

Denominator:
Total average shares outstanding	11,607,543	10,474,138
Effect of dilutive convertible preferred stock	489,625	—
Effect of dilutive convertible subordinated debt	837,500	1,837,500
Effect of dilutive stock options and restricted stock units	242,613	402,715
Total diluted average shares outstanding	13,177,281	12,714,353

Earnings per share - basic	$0.26	$0.24
Earnings per share - diluted	$0.26	$0.23

For the three months ended March 31, 2019 and 2018, approximately 0 and 490 thousand, respectively, of options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended March 31, 2019 and 2018, approximately 0 and 3 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 10 – Segment Reporting

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three month periods ended March 31, 2019 and March 31, 2018 are as follows:

Three Months Ended March 31, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,327	$1,538	$1	$(243)	$19,623
Interest expense	4,754	993	285	(381)	5,651
Net interest income	13,573	545	(284)	138	13,972
Provision for loan losses	247	53	—	—	300
Net interest income after provision for loan losses	13,326	492	(284)	138	13,672

Noninterest Income:
Mortgage fee income	109	6,697	—	(136)	6,670
Other income	1,566	476	1,779	(1,726)	2,095
Total noninterest income	1,675	7,173	1,779	(1,862)	8,765

Noninterest Expenses:
Salaries and employee benefits	4,395	5,159	2,180	—	11,734
Other expense	5,352	2,025	1,061	(1,724)	6,714
Total noninterest expenses	9,747	7,184	3,241	(1,724)	18,448

Income (loss) before income taxes	5,254	481	(1,746)	—	3,989
Income tax expense (benefit)	1,054	146	(403)	—	797
Net income (loss)	$4,200	$335	$(1,343)	$—	$3,192
Preferred stock dividends	—	—	121	—	121
Net income (loss) available to common shareholders	$4,200	$335	$(1,464)	$—	$3,071

Capital Expenditures for the three month period ended March 31, 2019	$89	$4	$22	$—	$115
Total Assets as of March 31, 2019	1,790,725	175,218	197,191	(373,226)	1,789,908
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of March 31, 2019	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Three Months Ended March 31, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$13,838	$1,335	$1	$(120)	$15,054
Interest expense	2,674	727	558	(370)	3,589
Net interest income	11,164	608	(557)	250	11,465
Provision for loan losses	417	57	—	—	474
Net interest income after provision for loan losses	10,747	551	(557)	250	10,991

Noninterest income:
Mortgage fee income	140	6,673	—	(250)	6,563
Other income	1,780	517	1,553	(1,374)	2,476
Total noninterest income	1,920	7,190	1,553	(1,624)	9,039

Noninterest Expense:
Salaries and employee benefits	3,569	5,416	1,488	—	10,473
Other expense	4,559	2,122	959	(1,374)	6,266
Total noninterest expenses	8,128	7,538	2,447	(1,374)	16,739

Income (loss) before income taxes	4,539	203	(1,451)	—	3,291
Income tax expense (benefit)	978	53	(334)	—	697
Net income (loss)	$3,561	$150	$(1,117)	$—	$2,594
Preferred stock dividends	—	—	121	—	121
Net income (loss) available to common shareholders	$3,561	$150	$(1,238)	$—	$2,473

Capital Expenditures for the three month period ended March 31, 2018	$403	$78	$25	$—	$506
Total Assets as of March 31, 2018	1,581,673	148,789	185,012	(333,956)	1,581,518
Total Assets as of December 31, 2017	1,533,497	149,323	184,600	(333,118)	1,534,302
Goodwill as of March 31, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended March 31, 2019, the Commercial & Retail Banking segment earned $4.2 million compared to $3.6 million in 2018. Net interest income increased by $2.4 million, primarily the result of an increase of $4.3 million in interest and fees on loans, which was partially offset by an increase of $1.8 million in interest on deposits. Noninterest income decreased by $245 thousand which was the result of a decrease of $260 thousand in gain on sale of securities. Noninterest expense increased by $1.6 million, primarily the result of an increase of $826 thousand in salaries and employee benefits expense, an increase of $347 thousand in other operating expenses, an increase of $210 thousand in occupancy and equipment expense, and an increase of $150 thousand in data processing and communications. In addition, provision expense decreased by $170 thousand due to decreased loan volume in the first quarter of 2019 versus the same quarter in 2018, fluctuating historical loan loss rates, increased specific loan loss allocations, and a lower level of charge-offs in the first quarter of 2019 versus 2018.

Mortgage Banking

For the three months ended March 31, 2019, the Mortgage Banking segment earned $335 thousand compared to $150 thousand in 2018. Net interest income decreased $63 thousand, which was the result of an increase of $266 thousand in interest on FHLB and other borrowings, which was partially offset by an increase of $203 thousand in interest and fees on loans. The increase in interest on FHLB and other borrowings was due to an increase of $5.6 million in average borrowings and an increase in short-term borrowing rates. Noninterest income decreased by $17 thousand, primarily the result of a decrease $56 thousand in the gain on derivative, which was partially offset by an increase of $24 thousand in mortgage fee income. The decrease in the gain on derivatives was largely the result of a $26.9 million decrease in the derivative asset, as the locked pipeline related to the derivative asset increased 42.7% in the first quarter of 2019 compared to an increase of 67.6% in the first quarter of 2018. Noninterest expense decreased by $354 thousand, which was the result of a decrease of $257 thousand in salaries and employee benefits expense and a decrease of $83 thousand in mortgage processing expense. The decrease in salaries and employee benefits expense was primarily the result of a decrease in the overall contractual commissions to loan officers and management.

Financial Holding Company

For the three months ended March 31, 2019, the Financial Holding Company segment lost $1.3 million compared to a loss of $1.1 million in 2018. Interest expense decreased $273 thousand, noninterest income increased $226 thousand, and noninterest expense increased $794 thousand. In addition, the income tax benefit increased $69 thousand. The decrease in interest expense was due to a $273 thousand decrease in interest on subordinated debt. The increase in noninterest income was primarily the result of an increase of $350 thousand in intercompany services income related to Regulation W, which was partially offset by a decrease of $184 thousand in the gain on sale of securities. The increase in noninterest expense was primarily the result of an increase of $692 thousand in salaries and employee benefits expense and an increase of $60 thousand in professional fees.

Note 11 – Pension and Supplemental Executive Retirement Plans

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of March 31, 2019 and 2018 is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Service cost	$—	$—
Interest cost	98	88
Expected Return on Plan Assets	(102)	(93)
Amortization of Net Actuarial Loss	68	77
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$64	$72
Contributions Paid	$90	$79

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $478 thousand and $377 thousand as of March 31, 2019 and December 31, 2018, respectively. Service cost was $102 thousand and $94 thousand for the three-month periods ended March 31, 2019 and 2018, respectively.

Note 12 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) three months ended March 31, 2019 and 2018:

(Dollars in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains (losses)	$(118)	$326	Gain (loss) on sale of securities
	(118)	326	Total before tax
	32	(88)	Income tax expense
	(86)	238	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(68)	(77)	Salaries and benefits
	(68)	(77)	Total before tax
	18	31	Income tax expense
	(50)	(46)	Net of tax
Investment hedge
Carrying value adjustment	458	—	Interest on investment securities - taxable
	458	—	Total before tax
	(124)	—	Income tax expense
	334	—	Net of tax

Total reclassifications	$198	$192

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at January 1, 2019	$(3,384)	$(3,422)	$—	$(6,806)
Other comprehensive loss before reclassification	1,357	(242)	—	1,115
Amounts reclassified from AOCI	86	50	(334)	(198)
Net current period OCI	1,443	(192)	(334)	917
Balance at March 31, 2019	$(1,941)	$(3,614)	$(334)	$(5,889)

Balance at January 1, 2018	$(5)	$(2,983)		$(2,988)
Other comprehensive loss before reclassification	(3,247)	(46)		(3,293)
Amounts reclassified from AOCI	(238)	46		(192)
Net current period OCI	(3,485)	—		(3,485)
Stranded AOCI	—	(646)		(646)
Mark to Market on equity positions held at December 31, 2017	(98)	—		(98)
Balance at March 31, 2018	$(3,588)	$(3,629)		$(7,217)

Note 13 – Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Service charges on deposit accounts	$315	$185
Visa debit card and interchange income	141	150
Other	113	46
Noninterest income in scope of Topic 606	569	381
Noninterest income out of scope of Topic 606	8,196	8,658
Total noninterest income	$8,765	$9,039

Note 14 – Subsequent Event

MVB continues to carve a niche in the fintech industry by making strategic investments in fintech companies. As of the date of this filing, MVB has invested a total of $3.1 million in various fintech companies. After a recent valuation of MVB’s fintech investment portfolio, MVB intends to recognize a pre-tax gain on its equity investment of $13.5 million that will be recognized in the second quarter of 2019. MVB’s fintech investment portfolio is now valued at approximately $17.3 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2019 and December 31, 2018 and the results of our operations for the three months ended March 31, 2019 and 2018. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiary (collectively “we,” “our,” or “us”), including the Bank; and
•statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company’s or the Bank management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in this Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

•the ability of the Company, the Bank, and MVB Mortgage to successfully execute business plans, manage risks, and achieve objectives;
•changes in local, national and international political and economic conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States and other countries, potential or actual downgrades in rating of sovereign debt issued by the United States and other countries, and other major developments, including wars, natural disasters, military actions, and terrorist attacks;
•changes in financial market conditions, either internationally, nationally, or locally in areas in which the Company, the Bank, and MVB Mortgage conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;
•fluctuations in markets for equity, fixed-income, commercial paper, and other securities, including availability, market liquidity levels, and pricing; changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;
•the ability of the Company, the Bank, and MVB Mortgage to successfully conduct acquisitions and integrate acquired businesses;
•potential difficulties in expanding the businesses of the Company, the Bank, and MVB Mortgage in existing and new markets;
•increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;
•changes in fiscal, monetary, regulatory, trade and tax policies and laws, including the recently enacted Tax Reform Act, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the (Federal Reserve, and the FDIC);
•the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and its subsidiaries, and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;
•the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which the Company, the Bank, and MVB Mortgage engage in such activities, the fees that the Company’s subsidiaries may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;
•continuing consolidation in the financial services industry; new legal claims against the Company, the Bank, and MVB Mortgage, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;
•success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

•changes in consumer spending and savings habits;
•increased competitive challenges and expanding product and pricing pressures among financial institutions;
•inflation and deflation;
•technological changes and the implementation of new technologies by the Company and its subsidiaries;
•the ability of the Company, the Bank, and MVB Mortgage to develop and maintain secure and reliable information technology systems;
•legislation or regulatory changes which adversely affect the operations or business of the Company, the Bank, and MVB Mortgage;
•the ability of the Company, the Bank, and MVB Mortgage to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies;
•costs of deposit insurance and changes with respect to FDIC insurance coverage levels; and
•other risks and uncertainties detailed in Part I, Item 1A, Risk Factors in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018.

Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

Summary of Results of Operations

As of March 31, 2019 and 2018 and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2019	2018

Earnings and Per Share Data:
Net income	$3,192	$2,594
Net income available to common shareholders	$3,071	$2,473
Earnings per share - basic	$0.26	$0.24
Earnings per share - diluted	$0.26	$0.23
Cash dividends paid per common share	$0.035	$0.025
Book value per common share	$14.90	$13.53
Weighted average shares outstanding - basic	11,607,543	10,474,138
Weighted average shares outstanding - diluted	13,177,281	12,714,353

Performance Ratios:
Return on average assets [1]	0.73%	0.68%
Return on average equity [1]	7.18%	6.94%
Net interest margin [2]	3.45%	3.29%
Efficiency ratio [3]	81.14%	81.64%
Overhead ratio 1 4	4.19%	4.40%

Asset Quality Data and Ratios:
Charge-offs	$—	$356
Recoveries	$3	$71
Net loan charge-offs to total loans 1 5	—%	0.10%
Allowance for loan losses	$11,242	$10,067
Allowance for loan losses to total loans [6]	0.84%	0.87%
Nonperforming loans	$7,075	$9,102
Nonperforming loans to total loans	0.53%	0.79%

Capital Ratios:
Equity to assets	10.11%	9.51%
Bank Leverage ratio	10.33%	10.92%
Bank Common equity Tier 1 capital ratio	12.55%	13.26%
Bank Tier 1 risk-based capital ratio	12.55%	13.26%
Bank Total risk-based capital ratio	13.37%	14.11%
1 Annualized for the quarterly periods presented
2 Net interest income as a percentage of average interest earning assets
3 Noninterest expense as a percentage of net interest income and noninterest income
4 Noninterest expense as a percentage of average assets
5 Charge-offs less recoveries
6 Excludes loans held for sale

Introduction

Corporate Overview

MVB Financial Corp. is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, and MVB CDC.

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

Business Overview

The Company’s primary business activities, through its subsidiaries, are primarily community banking and mortgage banking. The Bank offers its customers a full range of products and services including:

•Various demand deposit accounts, savings accounts, money market accounts, and certificates of deposit;
•Commercial, consumer, and real estate mortgage loans and lines of credit;
•Debit and credit cards;
•Cashier’s checks and money orders;
•Safe deposit rental facilities; and
•Non-deposit investment services.

The Company is also involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech.

The Bank’s financial products and services are offered through its financial service locations and automated teller machines (“ATMs”) in West Virginia and Virginia, as well as telephone and internet-based banking through both personal computers and mobile devices. Non-deposit investment services are offered through an association with a broker-dealer. The Bank has deployed Automated Interactive Teller machines (“AITs”) in several branch locations. AITs provide services by featuring video interaction with a bank employee upon request. A customer can deposit cash and checks and withdraw cash, as well as a variety of other services typically occurring in a traditional branch location.

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

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2018 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

At March 31, 2019, the Company had 389 full-time equivalent employees.

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

The most significant accounting policies followed by the Company are presented in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2018 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2018 Annual Report on Form 10-K, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Allowance for Loan Losses” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Results of Operations

Overview of the Statements of Income

For the three months ended March 31, 2019, the Company earned $3.2 million compared to $2.6 million in the first quarter of 2018. Net interest income increased by $2.5 million, noninterest income decreased by $274 thousand, and noninterest expenses increased by $1.7 million. The increase in net interest income was driven by an increase of $4.6 million in interest income. The increase in interest income was partially offset by an increase of $2.1 million in interest expense. The increase in interest income was due to average loan growth of $223.9 million with the yield on loans and loans held for sale increasing by 52 basis points, primarily due to an increase in commercial loan yield of 69 basis points and a 28-basis point increase in yield on investment securities. The $115.1 million increase in average interest-bearing liabilities generated the increase in interest expense of $2.1 million. The increase in interest expense was mainly driven by a $1.3 million increase in certificates of deposit, through short-term brokered certificates of deposit, and an increase in the rates of certificates of deposit. Certificates of deposit increased by $159.3 million, of which $156.9 million are brokered certificates of deposit, while the cost of funds on certificates of deposit increased by 63 basis points compared to the three months ended March 31, 2018. The increase in interest expense was also driven by borrowing growth of $15.0 million, which increased interest expense by  $515 thousand, while the cost of funds on FHLB and other borrowings increased by 103 basis points due to multiple interest rate increases since March 31, 2018.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $300 thousand and $474 thousand were made for the three months ended

March 31, 2019 and 2018, respectively. The decrease in loan loss provision is most attributable to decreased loan volume in the first quarter of 2019 versus the same time period in 2018. Most notably, the commercial loan portfolio increased by $22 million for the three months ended March 31, 2019, in comparison to $41 million for the three months ended March 31, 2018. The residential mortgage loan portfolio increased by $16 million and $14 million, respectively, during these same time periods. Additionally, total charge offs of $0 in the first quarter of 2019 were $355 thousand less versus the same time period in 2018. Meanwhile, overall provision was impacted by an $80 thousand increase in the specific loan loss allocations in the first quarter of 2019, relative to a $273 thousand decrease in the first quarter of 2018. Also, the various historical loss rates fluctuated somewhat in the first quarter of 2019 versus the same time period in 2018, which resulted in a need for relatively less provision per dollar of new loan growth in the first quarter of 2019 versus the first quarter of 2018.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and certificates of deposits in other banks. Interest-bearing liabilities include interest-bearing deposits and repurchase agreements, subordinated debt, and Federal Home Loan Bank (“FHLB”) and other borrowings. Net interest income is a primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities impact net interest income.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. The net interest margin continues to face considerable pressure due to rising interest rates and competitive pricing of loans and deposits in the Bank’s markets. In December 2018, the Federal Reserve raised its key interest rate from a range of 2.00% to 2.25% to a range of 2.25% to 2.50%.

For the three months ended March 31, 2019 versus 2018, the Company was able to grow average investment securities by $2.1 million to $232.1 million and average loans and loans held for sale balances by $223.9 million to $1.4 billion. Average interest-bearing liabilities increased by $115.1 million, primarily the result of a $159.3 million increase in average certificates of deposit balances, a $56.1 million increase in money market checking, and a $15.0 million increase in average FHLB and other borrowing balances. An increase in the Company’s average non-interest balances of $85.2 million helped to grow a 30-basis point favorable spread on net interest margin in 2019 compared to a 15-basis point in  2018.

The net interest margin for the three months ended March 31, 2019 and 2018 was $3.45% and $3.29%, respectively. The 16-basis point increase in the net interest margin for the three months ended March 31, 2019 was the result of a 53-basis point increase in yield on average earning assets, primarily the result of a 52-basis point increase in yield on loans and loans held for sale. More specifically, the increase was due to an increase in commercial loan yield of 69 basis points and a 28-basis point increase in yield on investment securities. Cost of interest-bearing liabilities for the three months ended March 31, 2019 versus 2018 increased by 52 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 103-basis point increase in FHLB and other borrowings and a 56-basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 63-basis point increase in certificates of deposit, a 37-basis point increase in IRAs, an 13-basis point increase in NOW, an 68-basis point increase in money market checking, which was offset by a 16-basis point decrease in savings.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$7,546	$49	2.63%	$3,883	$18	1.83%
CDs with other banks	14,778	73	2.00	14,778	72	1.97
Investment securities:
Taxable	139,692	879	2.55	154,430	895	2.35
Tax-exempt	92,417	837	3.67	75,556	655	3.51
Loans and loans held for sale: [1]
Commercial	951,836	12,594	5.37	775,764	8,943	4.68
Tax exempt	14,251	123	3.50	14,464	123	3.46
Real estate	411,639	4,941	4.87	360,744	4,190	4.71
Consumer	9,654	127	5.34	12,517	158	5.11
Total loans	1,387,380	17,785	5.20	1,163,489	13,414	4.68
Total earning assets	1,641,813	19,623	4.85	1,412,136	15,054	4.32
Less: Allowance for loan losses	(11,071)			(9,987)
Cash and due from banks	16,088			15,966
Other assets	112,301			102,645
Total assets	$1,759,131			$1,520,760

Liabilities
Deposits:
NOW	$357,005	$729	0.83	$443,784	$762	0.70
Money market checking	297,607	1,044	1.42	241,472	443	0.74
Savings	40,235	1	0.01	46,544	20	0.17
IRAs	17,826	79	1.80	17,691	62	1.43
CDs	428,610	2,270	2.15	269,286	1,011	1.52
Repurchase agreements and federal funds sold	14,206	14	0.40	20,605	19	0.37
FHLB and other borrowings	175,222	1,229	2.84	160,205	714	1.81
Subordinated debt	17,524	285	6.60	33,524	558	6.75
Total interest-bearing liabilities	1,348,235	5,651	1.70	1,233,111	3,589	1.18
Noninterest bearing demand deposits	214,541			129,385
Other liabilities	18,450			8,673
Total liabilities	1,581,226			1,371,169

Stockholders’ equity
Preferred stock	7,834			7,834
Common stock	11,659			10,525
Paid-in capital	116,925			99,110
Treasury stock	(1,084)			(1,084)
Retained earnings	49,161			38,004
Accumulated other comprehensive (loss)	(6,590)			(4,798)
Total stockholders’ equity	177,905			149,591
Total liabilities and stockholders’ equity	$1,759,131			$1,520,760

Net interest spread			3.15			3.14
Net interest income-margin		$13,972	3.45%		$11,465	3.29%
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

For the three months ended March 31, 2019, noninterest income totaled $8.8 million compared to $9.0 million for the same time period in 2018. The $274 thousand decrease in noninterest income was primarily the result of a decrease in gain on sale of securities of $444 thousand, a decrease in commercial swap fee income of $333 thousand, a decrease in gain on the sale of portfolio loans of $157 thousand, and a decrease in gain on derivatives of $134 thousand. These decreases were partially offset by an increase of $307 thousand in income on bank owned life insurance, an increase of $210 thousand in the holding gain on equity securities, and an increase of $130 thousand in service charges on deposit accounts. The decrease in gain on derivatives of $134 thousand was largely the result of an increase of 42.72% in the locked pipeline during the three months ended March 31, 2019 compared to an increase of 67.64% in the locked pipeline during the three months ended March 31, 2018.

Noninterest Expense

The Company had 389 full-time equivalent personnel at March 31, 2019, as noted, compared to 393 full-time equivalent personnel as of March 31, 2018. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 81.14% for the first quarter of 2019 compared to 81.64% for the first quarter of 2018. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense.

For the three months ended March 31, 2019, noninterest expense totaled $18.4 million compared to $16.7 million for the same time period in 2018. The $1.7 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $1.3 million. The increase was largely driven by the addition of senior management, lenders, a treasury team, and the opening of one new branch in 2018.

Data processing and communication expense increased $153 thousand. This increase was primarily related to data processing costs of our core system due to growth in clients and transactions.

Occupancy expense increased by $136 thousand. Rent & lease expense has increased $75 thousand due to the new branch opening and relocation of the Reston branch.

Insurance, tax, and assessment expense increased by $115 thousand. This increase was largely driven by the increase in the FDIC assessment expense, which increased by $87 thousand in 2019 compared to the FDIC assessment expense in 2018.

Marketing, contributions, & sponsorships expense decreased by $133 thousand. This decrease was primarily driven by a continued focus on identifying the avenues with the highest return on marketing investment.

Return on Average Assets (Annualized)

The Company’s return on average assets was 0.73% for the first quarter of 2019, compared to 0.68% for the first quarter of 2018. The increased return for the first quarter of 2019 is a direct result of a $598 thousand increase in earnings, while average total assets increased by $238.4 million, primarily the result of a $223.9 million increase in average total loans and loans held for sale and a $2.1 million increase in average investment securities.

Return on Average Equity (Annualized)

The Company’s return on average stockholders’ equity was 7.18% for the first quarter of 2019, compared to 6.94% for the first quarter of 2018. The increased return for the first quarter of 2019 is a direct result of a $598 thousand increase in earnings, while average stockholders’ equity increased by $28.3 million. The increase in average stockholders’ equity was primarily due to a

$17.8 million increase in paid-in capital, primarily due to the subordinated debt conversions, and an $11.2 million increase in retained earnings.

Overview of the Statement of Condition

The greatest balance changes since December 31, 2018 were as follows: total assets increased by $38.9 million, to $1.8 billion, loans increased $36.9 million, to $1.3 billion, investment securities increased $3.4 million, to $234.6 million, deposits increased $121.5 million, to $1.4 billion, borrowings decreased $100.0 million, to $114.9 million, and stockholders’ equity increased by $4.1 million, to $180.9 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $18.0 million at March 31, 2019, compared to $22.2 million at December 31, 2018.

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

Investment Securities

Investment securities totaled $234.6 million at March 31, 2019, compared to $231.2 million at December 31, 2018. As of March 31, 2019, the investment portfolio is comprised of the following mix of securities:

•42.6% – Municipal securities
•28.4% – U.S. Agency securities
•20.4% – U.S. Sponsored Mortgage-backed securities
•4.4% – Other securities
•4.2% – Equity securities

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

Loans

The Company’s loan portfolio totaled $1.3 billion as of March 31, 2019 and December 31, 2018. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia.

Loan Concentration

At March 31, 2019 and December 31, 2018, $962.1 million, or 71.7 and $941.0 million, or 72.1%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $11.2 million or 0.84% of total loans at March 31, 2019 compared to $10.9 million or 0.84% of total loans at December 31, 2018. The nominal decrease in this ratio was the direct result of the net effect of loan loss provision; in conjunction with growth in outstanding loan balances in the commercial loan and residential real estate loan portfolios since December 31, 2018. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.4 billion at March 31, 2019.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At March 31, 2019, noninterest-bearing balances totaled $236.1 million compared to $213.6 million at December 31, 2018. Of the $236.1 million, noninterest-bearing balances of $62.9 million are related to Fintech opportunities and noninterest-bearing balances of $33.4 million are related to title business funds. The Company and Bank management intend to continue to focus on finding ways to increase the base of noninterest-bearing sources of the Bank and its subsidiaries.

Interest-bearing deposits totaled $1.2 billion at March 31, 2019 compared to $1.1 billion at December 31, 2018.

At March 31, 2019, the Bank had brokered deposits of $153.7 million and CDs with other banks of $79.7 million.

Average interest-bearing deposits totaled $1.1 billion during the first quarter of 2019 compared to $1.0 billion during the first quarter of 2018, an increase of $122.5 million. Average noninterest bearing deposits totaled $214.5 million during the first quarter of 2019 compared to $129.4 million during the first quarter of 2018, an increase of $85.2 million. Management will continue to emphasize deposit growth opportunities from the network of current customers and Fintech partners. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB and other borrowings to fund its operations and investments. At March 31, 2019, repurchase agreements totaled $12.6 million compared to $14.9 million at December 31, 2018. In addition to the aforementioned funds alternatives, the Bank has access to more than $243.4 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the three months ended March 31, 2019, cash provided by financing activities totaled $18.7 million, while outflows from investing activity totaled $35.9 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 3.9% and 4.1% in March 2019 and 2018, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	February 2019	February 2018
Berkeley County, WV	4.4%	4.9%
Harrison County, WV	5.4	5.7
Jefferson County, WV	3.6	4.0
Marion County, WV	6.1	6.8
Monongalia County, WV	4.4	4.7
Kanawha County, WV	5.7	6.2
Fairfax County, VA	2.6	2.7
Loudoun County, VA	2.6	2.7

Capital/Stockholders' Equity

For the three months ended March 31, 2019, stockholders’ equity increased approximately $4.1 million to $180.9 million. This increase consists of net income for the year-to-date of $3.2 million, a decrease in other comprehensive loss of $917 thousand, stock based compensation of $425 thousand, and common stock options exercised totaling $94 thousand, offset by dividends paid totaling $529 thousand. As stockholders’ equity increased, the equity to assets ratio increased 0.01% to 10.11%. The Company paid dividends to common shareholders of $408 thousand in the three months ended March 31, 2019 and $263 thousand in the three months ended March 31, 2018, and earned $3.2 million in the three months ended March 31, 2019 versus $2.6 million in the three months ended March 31, 2018, resulting in the dividend payout ratio decreasing from 10.63% in the three months ended March 31, 2018 to 12.78% in the three months ended March 31, 2019.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 8, “Stock Offerings” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At March 31, 2019, accumulated other comprehensive loss totaled $5.9 million, an decrease in the loss of $917 thousand from December 31, 2018. Total securities available-for-sale in an unrealized loss position decreased by $1.9 million to $3.0 million at March 31, 2019. The Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

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

Capital Requirements

The Bank’s total risk-based capital ratio increased from 13.29% at December 31, 2018 to 13.37% at March 31, 2019. The increase in this ratio was largely due to an increase of $29.1 million in risk-weighted assets outpacing the increase in total capital of $5.0 million.

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

The Capital Rules also include a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

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

Notwithstanding the foregoing, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), which was enacted on May 24, 2018, simplifies capital calculations by requiring regulators to establish for insured depository institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Capital Rules. Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. The federal banking agencies have proposed a community bank leverage ratio of 9% with additional parameters, including limited amounts of off-balanced sheet exposure. That proposal has not been finalized, and until such time, the Capital Rules as described above remain in effect. The effective date and specific requirements for the community bank leverage ratio are unknown.

With respect to the Bank, the Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio, and the leverage ratio.

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

At March 31, 2019, the Company is considered to be well-capitalized.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s December 31, 2018 Annual Report on Form 10-K.

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

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the Marion, Harrison, Monongalia, Kanawha, Jefferson, and Berkeley County areas of West Virginia, as well as the Northern Virginia area and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on March 31, 2019 and December 31, 2018. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement.

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

Market Risk

There have been no material changes in market risks faced by the Company since December 31, 2018. For information regarding the Company’s market risk, refer to the company’s December 31, 2018, Form 10-K filed with the SEC.

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

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2018. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2018, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in a decrease in net interest income by 0.7%. An immediate 200-basis point increase in interest rates would result in a decrease in net interest income by 0.7%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 2.9%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2019, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance and, therefore, the market value of our securities, including the risk factors that are described in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those disclosed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

MVB Financial Corp.

Date:	May 1, 2019	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	May 1, 2019	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)