Form 10-Q
period 2019-06-30
MVB FINANCIAL CORP
filed 2019-07-29
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $1.00 par value	MVBF	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of July 28, 2019, the Registrant had 11,712,919 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,071	$14,747
Interest bearing balances with banks	3,138	7,474
Total cash and cash equivalents	21,209	22,221
Certificates of deposit with other banks	14,530	14,778
Investment securities available-for-sale, at fair value	215,587	221,614
Equity securities	18,364	9,599
Loans held for sale	119,906	75,807
Loans:	1,326,682	1,304,366
Less: Allowance for loan losses	(11,168)	(10,939)
Net Loans	1,315,514	1,293,427
Premises and equipment, net	25,691	26,545
Bank owned life insurance	34,352	34,291
Accrued interest receivable and other assets	49,385	34,207
Goodwill	18,480	18,480
TOTAL ASSETS	$1,833,018	$1,750,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$270,592	$213,597
Interest bearing	1,107,145	1,095,557
Total deposits	1,377,737	1,309,154

Accrued interest payable and other liabilities	41,752	17,706
Repurchase agreements	9,429	14,925
FHLB and other borrowings	186,900	214,887
Subordinated debt	16,524	17,524
Total liabilities	1,632,342	1,574,196

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 783 issued in 2019 and 2018, respectively (See Footnote 7)	7,834	7,834
Common stock, par value $1; 20,000,000 shares authorized; 11,763,996 shares issued and 11,712,919 shares outstanding in 2019 and 11,658,370 shares issued and 11,607,293 shares outstanding in 2018	11,764	11,658
Additional paid-in capital	118,948	116,897
Retained earnings	65,728	48,274
Accumulated other comprehensive loss	(2,514)	(6,806)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	200,676	176,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,833,018	$1,750,969

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Six Months Ended June 30		Three Months Ended June 30
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$36,231	$28,413	$18,569	$15,122
Interest on deposits with other banks	247	181	125	91
Interest on investment securities - taxable	1,647	1,786	768	891
Interest on tax exempt loans and securities	1,968	1,618	1,008	840
Total interest income	40,093	31,998	20,470	16,944

INTEREST EXPENSE
Interest on deposits	8,671	4,828	4,548	2,530
Interest on repurchase agreements	25	39	11	20
Interest on FHLB and other borrowings	2,324	1,911	1,095	1,197
Interest on subordinated debt	572	1,100	287	542
Total interest expense	11,592	7,878	5,941	4,289

NET INTEREST INCOME	28,501	24,120	14,529	12,655
Provision for loan losses	900	1,079	600	605
Net interest income after provision for loan losses	27,601	23,041	13,929	12,050

NONINTEREST INCOME
Service charges on deposit accounts	648	466	333	281
Income on bank owned life insurance	749	438	224	220
Interchange and debit card transaction fees	322	292	181	142
Mortgage fee income	16,534	15,626	9,864	9,063
Gain on sale of portfolio loans	178	212	123	—
Insurance and investment services income	323	341	167	177
(Loss) gain on sale of available-for-sale securities, net	(168)	325	(50)	—
(Loss) gain on sale of equity securities, net	(7)	1	(7)	—
Gain on derivatives, net	1,581	1,237	1,131	653
Commercial swap fee income	518	413	438	—
Holding gain (loss) on equity securities	13,767	(40)	13,587	(11)
Other operating income	707	523	396	270
Total noninterest income	35,152	19,834	26,387	10,795

NONINTEREST EXPENSES
Salary and employee benefits	25,014	22,967	13,280	12,494
Occupancy expense	2,351	2,129	1,166	1,080
Equipment depreciation and maintenance	1,758	1,605	904	821
Data processing and communications	1,957	1,797	969	962
Mortgage processing	1,525	1,884	716	992
Marketing, contributions, and sponsorships	508	695	294	348
Professional fees	1,709	1,533	881	788
Printing, postage, and supplies	307	399	172	234
Insurance, tax, and assessment expense	992	846	487	456
Travel, entertainment, dues, and subscriptions	1,594	1,279	904	631
Other operating expenses	1,123	854	617	443
Total noninterest expense	38,838	35,988	20,390	19,249
Income from continuing operations, before income taxes	23,915	6,887	19,926	3,596
Income tax expense - continuing operations	5,792	1,462	4,995	765
Net income from continuing operations	$18,123	$5,425	$14,931	$2,831
Income from discontinued operations, before income taxes	600	—	600	—
Income tax expense - discontinued operations	154	—	154	—
Net income from discontinued operations	$446	$—	$446	$—
Net income	$18,569	$5,425	$15,377	$2,831
Preferred dividends	243	243	122	122
Net income available to common shareholders	18,326	5,182	15,255	2,709

Earnings per share from continuing operations - basic	$1.54	$0.49	$1.27	$0.25
Earnings per share from discontinued operations - basic	$0.04	$—	$0.04	$—
Earnings per share - basic	$1.58	$0.49	$1.31	$0.25
Earnings per share from continuing operations - diluted	$1.41	$0.47	$1.15	$0.25
Earnings per share from discontinued operations - diluted	$0.03	$—	$0.03	$—
Earnings per share - diluted	$1.44	$0.47	$1.18	$0.25
Cash dividends declared - common shares	$0.075	$0.050	$0.040	$0.025
Weighted average shares outstanding - basic	11,625,903	10,554,916	11,644,061	10,634,805
Weighted average shares outstanding - diluted	13,139,612	10,941,671	13,155,302	11,502,148

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30		Three Months Ended June 30
	2019	2018	2019	2018
Net Income	$18,569	$5,425	$15,377	$2,831

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	6,550	(5,337)	4,691	(887)

Income tax effect	(1,769)	1,441	(1,267)	239

Reclassification adjustment for loss (gain) recognized in income	168	(325)	50	—

Income tax effect	(45)	88	(13)	—

Change in defined benefit pension plan	(712)	772	(449)	772

Income tax effect	192	(208)	121	(208)

Carrying value adjustment - investment hedge	(126)	—	332	—

Income tax effect	34	—	(90)	—

Total other comprehensive income (loss)	4,292	(3,569)	3,375	(84)

Comprehensive income	$22,861	$1,856	$18,752	$2,747

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2018	$7,834	$10,496	$98,698	$37,236	$(2,988)	$(1,084)	$150,192

Net Income	—	—	—	2,594	—	—	2,594
Other comprehensive loss	—	—	—	—	(3,485)	—	(3,485)
Cash dividends paid ($0.025 per common share)	—	—	—	(263)	—	—	(263)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	244	—	—	—	244
Common stock options exercised	—	94	1,166	—	—	—	1,260
Stranded AOCI (See Note 2)	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017 (See Note 2)	—	—	—	98	(98)	—	—

Balance at March 31, 2018	$7,834	$10,590	$100,108	$40,190	$(7,217)	$(1,084)	$150,421

Net Income	—	—	—	2,831	—	—	2,831
Other comprehensive loss	—	—	—	—	(84)	—	(84)
Cash dividends paid ($0.025 per common share)	—	—	—	(263)	—	—	(263)
Dividends on preferred stock	—	—	—	(122)	—	—	(122)
Stock based compensation	—	—	282	—	—	—	282
Common stock options exercised	—	3	34	—	—	—	37
Common stock issued from subordinated debt conversion, net of costs	—	796	11,897	—	—	—	12,693

Balance at June 30, 2018	$7,834	$11,389	$112,321	$42,636	$(7,301)	$(1,084)	$165,795

Balance at January 1, 2019	7,834	11,658	116,897	48,274	(6,806)	(1,084)	176,773

Net Income	—	—	—	3,192	—	—	3,192
Other comprehensive income	—	—	—	—	917	—	917
Cash dividends paid ($0.035 per common share)	—	—	—	(408)	—	—	(408)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	425	—	—	—	425
Common stock options exercised	—	8	86	—	—	—	94
Restricted stock units vested	—	—	—	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	—	—	—	—	—	—

Balance at March 31, 2019	$7,834	$11,666	$117,408	$50,937	$(5,889)	$(1,084)	$180,872

Net Income	—	—	—	15,377	—	—	15,377
Other comprehensive income	—	—	—	—	3,375	—	3,375
Cash dividends paid ($0.04 per common share)	—	—	—	(464)	—	—	(464)
Dividends on preferred stock	—	—	—	(122)	—	—	(122)
Stock based compensation	—	—	401	—	—	—	401
Common stock options exercised	—	26	211	—	—	—	237
Restricted stock units vested	—	10	(10)	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	62	938	—	—	—	1,000

Balance at June 30, 2019	$7,834	$11,764	$118,948	$65,728	$(2,514)	$(1,084)	$200,676

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$18,569	$5,425
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization and accretion of investments	568	694
Net amortization of deferred loan costs	178	(14)
Provision for loan losses	900	1,079
Depreciation and amortization	1,525	1,483
Stock based compensation	826	526
Loans originated for sale	(641,406)	(619,884)
Proceeds of loans sold	613,841	603,505
Mortgage fee income	(16,534)	(15,626)
Gain on sale of available-for-sale securities	(80)	(325)
Loss on sale of available-for-sale securities	248	—
Gain on sale of equity securities	(2)	(1)
Loss on sale of equity securities	9	—
Gain on sale of portfolio loans	(178)	(212)
Income on bank owned life insurance	(749)	(438)
Deferred taxes	(4,188)	(118)
Amortization of operating lease right-of-use asset	39	—
Holding (gain) loss on equity securities	(13,767)	40
Other, net	10,341	(2,899)
Net cash used in operating activities	(29,860)	(26,765)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(35,528)	(15,981)
Maturities/paydowns of investment securities available-for-sale	21,522	11,685
Sales of investment securities available-for-sale	26,616	680
Purchases of premises and equipment	(629)	(1,163)
Net increase in loans	(22,987)	(109,209)
Purchases of restricted bank stock	(18,568)	(13,315)
Redemptions of restricted bank stock	17,757	8,074
Proceeds from sale of certificates of deposit with banks	248	—
Proceeds from sale of other real estate owned	695	360
Proceeds from death benefit of bank owned life insurance policies	688	—
Purchase of equity securities	(1,250)	—
Sales of equity securities	5,968	—
Net cash used in investing activities	(5,468)	(118,869)
FINANCING ACTIVITIES
Net increase in deposits	68,583	36,288
Net decrease in repurchase agreements	(5,496)	(2,163)
Net change in short-term FHLB & other borrowings	(27,945)	76,900
Principal payments on FHLB & other borrowings	(42)	(12,239)
Proceeds from new FHLB & other borrowings	—	50,000
Subordinated debt conversion costs	—	(35)
Common stock options exercised	331	1,297
Cash dividends paid on common stock	(872)	(526)
Cash dividends paid on preferred stock	(243)	(243)
Net cash provided by financing activities	34,316	149,279
(Decrease) increase in cash and cash equivalents	(1,012)	3,645
Cash and cash equivalents at beginning of period	22,221	20,305
Cash and cash equivalents at end of period	$21,209	$23,950
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$79	$720
Initial recognition of operating lease right-of-use assets	12,935	—
Initial recognition of operating lease liabilities	15,659	—
Cashless stock options exercised	—	93
Restricted stock units vested	10	—
Common stock converted from subordinated debt	1,000	12,728
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$12,600	$7,833
Income taxes	1,096	87
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

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements included in the Company’s 2018 filing on Form 10-K. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). For public companies, this update is effective for fiscal years beginning after December 15, 2018, including all interim periods within those fiscal years. The adoption of this guidance was not material to the consolidated financial statements, as was always our current policy to amortize premiums of investment securities to the earliest call date.

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

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with 4) above, the Company discloses the fair value of its loan portfolio on a quarterly basis using an exit price notion. See Note 8, “Fair Value of Financial Instruments” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

Note 3 – Investment Securities

There were no held-to-maturity securities at June 30, 2019 or December 31, 2018.

Amortized cost and fair values of investment securities available-for-sale at June 30, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$54,939	$239	$(221)	$54,957
U.S. Sponsored Mortgage-backed securities	47,610	105	(700)	47,015
Municipal securities	100,530	2,589	(90)	103,029
Total debt securities	203,079	2,933	(1,011)	205,001
Other securities	10,427	163	(4)	10,586
Total investment securities available-for-sale	$213,506	3,096	$(1,015)	$215,587

Amortized cost and fair values of investment securities available-for-sale at December 31, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$79,041	$14	$(1,625)	$77,430
U.S. Sponsored Mortgage-backed securities	52,154	—	(2,039)	50,115
Municipal securities	84,747	206	(1,192)	83,761
Total debt securities	215,942	220	(4,856)	211,306
Other securities	10,308	68	(68)	10,308
Total investment securities available-for-sale	$226,250	$288	$(4,924)	$221,614

The following table summarizes amortized cost and fair values of debt securities by maturity:

	June 30, 2019
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$94	$570
After one year, but within five	20,100	20,182
After five years, but within ten	24,556	24,567
After ten years	158,329	159,682
Total	$203,079	$205,001

Investment securities with a carrying value of $37.5 million at June 30, 2019, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2019, the details of which are included in the following table. Although these securities, if sold at June 30, 2019 would result in a pretax loss of $1.0 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2019, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at June 30, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (25)	$—	$—	$31,974	$(221)
U.S. Sponsored Mortgage-backed securities (33)	—	—	37,982	(700)
Municipal securities (19)	1,390	(7)	8,528	(83)
Other securities (1)	—	—	511	(4)
	$1,390	$(7)	$78,995	$(1,008)

The following table discloses investments in an unrealized loss position at December 31, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (54)	$9,762	$(123)	$63,740	$(1,502)
U.S. Sponsored Mortgage-backed securities (42)	2,360	(32)	47,755	(2,007)
Municipal securities (78)	5,936	(46)	35,955	(1,146)
Other securities (2)	2,452	(48)	1,018	(20)
	$20,510	$(249)	$148,468	$(4,675)

For the three-month periods ended June 30, 2019 and 2018, the Company sold investments available-for-sale of $18.9 million and $0, respectively. These sales resulted in gross gains of $47 thousand and $0 and gross losses of $97 thousand and $0, respectively.

For the six-month periods ended June 30, 2019 and 2018, the Company sold investments available-for-sale of $26.6 million and $680 thousand, respectively. These sales resulted in gross gains of $80 thousand and $325 thousand and gross losses of $248 thousand and $0, respectively.

For the three and six months ended June 30, 2019, the Company recognized unrealized holding gains of $13.6 million and $13.8 million, respectively, on equity securities held as of June 30, 2019, which was recorded in noninterest income in the consolidated statements of income.

For the three and six months ended June 30, 2018, the Company recognized unrealized holding losses of $11 thousand and $40 thousand, respectively, on equity securities held as of June 30, 2018, which was recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial and Non-Residential Real Estate	$984,830	$941,033
Residential Real Estate	273,827	294,929
Home Equity	58,893	59,015
Consumer	8,849	9,605
Total Loans	$1,326,399	$1,304,582
Deferred loan origination fees and costs, net	283	(216)
Loans receivable	$1,326,682	$1,304,366

For loans with maturities over one year, loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. For loans with a maturity of less than one year, loan origination fees and direct loan origination costs are recognized when incurred.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans were $2.0 million and $1.7 million, while the related reserves were $170 thousand and $218 thousand as of June 30, 2019 and December 31, 2018.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2019 and December 31, 2018, the liability for unfunded commitments related to loans held for investment was $284 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
January 1, 2019	$8,605	$1,405	$684	$245	$10,939
Charge-offs	(666)	—	—	(10)	(676)
Recoveries	1	1	2	1	5
Provision (recovery)	1,031	(177)	26	20	900
ALL balance at June 30, 2019	$8,971	$1,229	$712	$256	$11,168
Individually evaluated for impairment	$534	$—	$—	$—	$534
Collectively evaluated for impairment	$8,437	$1,229	$712	$256	$10,634

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at April 1, 2019	$8,864	$1,417	$704	$257	$11,242
Charge-offs	(666)	—	—	(10)	(676)
Recoveries	1	—	1	—	2
Provision (recovery)	772	(188)	7	9	600
ALL balance at June 30, 2019	$8,971	$1,229	$712	$256	$11,168

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$7,771	$3,112	$250	$37	$11,170
Collectively evaluated for impairment	977,059	270,715	58,643	8,812	1,315,229
Total Loans	984,830	273,827	58,893	8,849	1,326,399

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
January 1, 2018	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(324)	(11)	—	(50)	(385)
Recoveries	10	9	56	4	79
Provision	1,174	55	(159)	9	1,079
ALL balance at June 30, 2018	$8,664	$1,172	$602	$213	$10,651
Individually evaluated for impairment	$1,049	$—	$—	$—	$1,049
Collectively evaluated for impairment	$7,615	$1,172	$602	$213	$9,602

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at April 1, 2018	$7,998	$1,177	$693	$199	$10,067
Charge-offs	—	—	—	(29)	(29)
Recoveries	8	—	—	—	8
Provision (recovery)	658	(5)	(91)	43	605
ALL balance at June 30, 2018	$8,664	$1,172	$602	$213	$10,651

The following table summarizes the primary segments of the Company loan portfolio as of June 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$12,072	$3,096	$39	$39	$15,246
Collectively evaluated for impairment	871,995	257,746	58,360	11,341	1,199,442
Total Loans	$884,067	$260,842	$58,399	$11,380	$1,214,688

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2019 and December 31, 2018:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2019
Commercial
Commercial Business	$267	$158	$3,206	$3,473	$4,166
Commercial Real Estate	1,726	367	409	2,135	2,205
Acquisition & Development	1,755	9	408	2,163	3,548
Total Commercial	3,748	534	4,023	7,771	9,919
Residential	—	—	3,112	3,112	3,129
Home Equity	—	—	250	250	255
Consumer	—	—	37	37	37
Total Impaired Loans	$3,748	$534	$7,422	$11,170	$13,340

December 31, 2018
Commercial
Commercial Business	$4,885	$668	$387	$5,272	$5,292
Commercial Real Estate	1,842	375	396	2,238	2,300
Acquisition & Development	—	—	2,224	2,224	3,601
Total Commercial	6,727	1,043	3,007	9,734	11,193
Residential	—	—	2,831	2,831	2,882
Home Equity	—	—	123	123	123
Consumer	—	—	90	90	316
Total Impaired Loans	$6,727	$1,043	$6,051	$12,778	$14,514

Impaired loans have decreased by $1.6 million, or 12.6%, during the six months ended June 30, 2019. This change is the net effect of multiple factors, including the identification of $542 thousand of impaired loans, payoffs of $1.5 million, partial charge offs of $676 thousand, the foreclosure of two unrelated commercial loans which required the reclassification of $79 thousand to other real estate owned, the reclassification of $185 thousand to performing loans based on improved repayment performance, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Six Months Ended June 30, 2019			Three Months Ended June 30, 2019
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,516	$—	$—	$3,424	$—	$—
Commercial Real Estate	3,809	81	83	3,579	40	45
Acquisition & Development	2,194	61	60	2,173	31	31
Total Commercial	9,519	142	143	9,176	71	76
Residential	2,990	7	7	3,123	3	4
Home Equity	166	1	1	210	1	1
Consumer	51	—	—	23	—	—
Total	$12,726	$150	$151	$12,532	$75	$81

	Six Months Ended June 30, 2018			Three Months Ended June 30, 2018
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,329	$76	$51	$4,132	$38	$51
Commercial Real Estate	7,173	48	22	6,915	24	22
Acquisition & Development	1,520	—	—	1,203	—	—
Total Commercial	13,022	124	73	12,250	62	73
Residential	1,973	10	3	2,200	5	3
Home Equity	79	—	—	93	—	—
Consumer	93	—	—	53	—	—
Total	$15,167	$134	$76	$14,596	$67	$76

As of June 30, 2019, the Bank’s other real estate owned balance totaled $1.4 million. The Bank held twelve foreclosed residential real estate properties representing $583 thousand, or 41%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included two properties for a total of $294 thousand, while the other included seven properties for a total of $174 thousand. The three remaining residential real estate properties, totaling $115 thousand, were result of the foreclosure of three unrelated borrowers. The remaining $826 thousand, or 59%, of other real estate owned is the result of the foreclosure of three unrelated commercial development loans. There are two additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $516 thousand as of June 30, 2019. These loans are included in the table above and have no specific allowance allocated to them.

As of June 30, 2018, the Bank’s other real estate owned balance totaled $1.8 million. The Bank held thirteen foreclosed residential real estate properties, representing $755 thousand, or 43% of the total balance of other real estate owned. The two commercial loan relationships noted above also represented the bulk of the Bank owned residential real estate reported as of June 30, 2018, totaling $395 thousand and $178 thousand, respectively. Three unrelated residential real estate properties were sold by the Bank within the last twelve months, totaling $228 thousand of the June 30, 2018 balance, while ten of the properties remained in the Bank’s other real estate owned as of June 30, 2019. Of those properties that remained, the carrying value of two of those properties were reduced by a total of $23 thousand. The overall change in Bank owned residential real estate since June 30, 2018 was also impacted by the foreclosure of two properties, totaling $79 thousand. Lastly, the two commercial properties noted above were also included in total other real estate owned as of June 30, 2018, representing $891 thousand of the total at that time.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2019
Commercial
Commercial Business	$478,576	$8,376	$11,513	$—	$498,465
Commercial Real Estate	399,669	4,858	2,535	—	407,062
Acquisition & Development	74,172	2,122	2,889	120	79,303
Total Commercial	952,417	15,356	16,937	120	984,830
Residential	269,233	2,876	1,602	116	273,827
Home Equity	57,964	866	63	—	58,893
Consumer	8,675	145	29	—	8,849
Total Loans	$1,288,289	$19,243	$18,631	$236	$1,326,399

December 31, 2018
Commercial
Commercial Business	$432,589	$5,290	$5,652	$—	$443,531
Commercial Real Estate	371,309	2,071	2,181	—	375,561
Acquisition & Development	118,754	179	2,879	129	121,941
Total Commercial	922,652	7,540	10,712	129	941,033
Residential	290,602	2,608	1,600	119	294,929
Home Equity	58,100	876	39	—	59,015
Consumer	9,359	164	19	63	9,605
Total Loans	$1,280,713	$11,188	$12,370	$311	$1,304,582

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
June 30, 2019
Commercial
Commercial Business	$489,419	$6,260	$6	$2,780	$9,046	$498,465	$3,065	$—
Commercial Real Estate	406,886	162	14	—	176	407,062	316	—
Acquisition & Development	79,015	—	—	288	288	79,303	408	—
Total Commercial	975,320	6,422	20	3,068	9,510	984,830	3,789	—
Residential	272,773	—	197	857	1,054	273,827	2,735	—
Home Equity	58,497	64	189	143	396	58,893	213	—
Consumer	8,826	—	—	23	23	8,849	31	—
Total Loans	$1,315,416	$6,486	$406	$4,091	$10,983	$1,326,399	$6,768	$—

December 31, 2018
Commercial
Commercial Business	$432,097	$6,380	$1,746	$3,308	$11,434	$443,531	$3,684	$—
Commercial Real Estate	374,880	681	—	—	681	375,561	385	—
Acquisition & Development	121,644	—	—	297	297	121,941	426	—
Total Commercial	928,621	7,061	1,746	3,605	12,412	941,033	4,495	—
Residential	291,665	1,000	760	1,504	3,264	294,929	2,442	—
Home Equity	58,575	400	40	—	440	59,015	84	—
Consumer	9,485	28	10	82	120	9,605	82	—
Total Loans	$1,288,346	$8,489	$2,556	$5,191	$16,236	$1,304,582	$7,103	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At June 30, 2019 and December 31, 2018, the Bank had specific reserve allocations for TDR’s of $484 thousand and $439 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $7.5 million and $8.0 million as of June 30, 2019 and December 31, 2018, respectively. Of these totals, $4.3 million and $4.2 million, respectively, represent accruing troubled debt restructured loans and represent 39% and 33%, respectively of total impaired loans. Meanwhile, as of June 30, 2019, $3.7 million represents three loans to two borrowers that have defaulted under the restructured terms. Two of the three loans, totaling $408 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. The third loan, to an unrelated borrower, is a $2.7 million commercial term loan which was previously considered a TDR due to multiple interest only periods being provided. This loan defaulted during the three months ended September 30, 2018. The default is due to delayed payments stemming from ongoing negotiations with respect to a third-party operator that is expected to provide a new source of reliable cash flow to service the required payments of this loan. These negotiations are expected to conclude in the third quarter of 2019. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of June 30, 2019 and December 31, 2018.

Two unrelated commercial loans totaling $272 thousand were classified as TDR’s in the six months ended June 30, 2018. Upon the identification of financial difficulties on the part of the borrowers, one of these loans was modified to allow for extended interest-only payments, while the other was modified to lower loan principal and interest payments. These loans have paid as agreed under their modified terms. Two unrelated commercial loans totaling $336 thousand were classified as TDR’s during the six months ended June 30, 2019. Upon the identification of financial difficulties on the part of the borrowers, these loans were modified to lower loan payments by lengthening the amortization period beyond what is typical for a commercial loan of this type. These loans have paid as agreed since they were renewed under modified terms.

New TDR's [1]
	Six Months Ended June 30, 2019			Three Months Ended June 30, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$336	$333	1	$68	$68
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	2	336	333	1	68	68
Residential	—	—		—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$336	$333	1	$68	$68

	Six Months Ended June 30, 2018			Three Months Ended June 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$272	$272	1	$144	$144
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	2	272	272	1	144	144
Residential	—	—	—	—	—	—
Home Equity	1	39	39	1	39	39
Consumer	1	10	10	1	10	10
Total	4	$321	$321	3	$193	$193

1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.
Note 5 – Premises and Equipment

The Company leases certain premises and equipment under operating and finance leases. At June 30, 2019, the Company had lease liabilities totaling $15.5 million and right-of-use assets totaling $12.9 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the six months ended June 30, 2019, the weighted average remaining lease term for finance leases was 3.5 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.81%. For the three months ended June 30, 2019, the weighted average remaining lease term for finance leases was 3.3 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.81%. For the six months ended June 30, 2019, the weighted average remaining lease term for operating leases was 12.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.53%. For the three months ended June 30, 2019, the weighted average remaining lease term for operating leases was 12.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.53%.

Lease costs were as follows:

(Dollars in thousands)	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019
Amortization of right-of-use assets, finance leases	$40	$20
Interest on lease liabilities, finance leases	4	2
Operating lease cost	1,007	477
Short-term lease cost	41	16
Variable lease cost	20	10
Total lease cost	$1,112	$525

Rent expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02, was $500 thousand and $1.0 million, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2019. At June 30, 2019, the Company had leases that had not commenced, but will create approximately $2.4 million and $4.1 million of additional lease liabilities and right-of-use assets, respectively, for the Company.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	June 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
2019	$77	$1,858
2020	77	1,755
2021	77	1,772
2022	13	1,599
2023	—	1,396
2024 and thereafter	—	10,785
Total future minimum lease payments	$244	$19,165
Less: Amounts representing interest	(10)	(3,914)
Present value of net future minimum lease payments	$234	$15,251

Note 6 – Deposits

Deposits were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Noninterest-bearing demand	$270,592	$213,597
Interest-bearing demand	366,244	376,398
Savings and money markets	368,255	317,697
Time deposits, including CDs and IRAs	372,646	401,462
Total deposits	$1,377,737	$1,309,154

Time deposits that meet or exceed the FDIC insurance limit	$12,994	$15,280

Maturities of time deposits were as follows:

(Dollars in thousands)	June 30, 2019
2019	$195,405
2020	117,569
2021	15,812
2022	23,382
2023	20,478
Total	$372,646

Note 7 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from the FHLB, Federal Reserve discount window borrowings, and Fed Funds purchased from correspondent banks to fund its operations and investments. Short-term borrowings totaled $184.4 million at June 30, 2019, compared to $212.4 million at December 31, 2018.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Balance at end of period	$184,450	$212,395
Average balance during the period	155,588	171,117
Maximum month-end balance	184,450	264,297
Weighted-average rate during the year	2.62%	2.27%
Weighted-average rate at end of period	2.46%	2.62%
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

All of the Company’s repurchase agreements were overnight agreements at June 30, 2019 and December 31, 2018. These borrowings were collateralized with investment securities with a carrying value of $9.8 million and $15.4 million at June 30, 2019 and December 31, 2018, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $9.4 million at June 30, 2019, compared to $14.9 million at December 31, 2018.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Balance at end of period	$9,429	$14,925
Average balance during the period	11,644	18,536
Maximum month-end balance	14,655	20,903
Weighted-average rate during the year	0.40%	0.30%
Weighted-average rate at end of period	0.44%	0.16%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$1,712	$1,741
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	738	751
	$2,450	$2,492
Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Balance at end of period	$16,524	$17,524
Average balance during the period	17,491	25,774
Maximum month-end balance	17,524	33,524
Weighted-average rate during the year	6.55%	6.81%
Weighted-average rate at end of period	6.49%	6.57%

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

The Company reflects subordinated debt in the amount of $16.5 million as of June 30, 2019 and $17.5 million as of December 31, 2018 and interest expense of $572 thousand and $1.1 million for the six months ended June 30, 2019 and 2018.

In 2018, $16.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 1,000,000 new shares and provided an annual interest expense savings of $1.1 million.

During the six months ended June 30, 2019, $1.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 62,500 new shares and provided an annual interest expense savings of $70 thousand.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2019	$184,493
2020	90
2021	886
2022	1,431
2023	—
Thereafter	16,524
$203,424

Note 8 – Fair Value of Financial Instruments

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

•Available-for-sale investment and equity securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three or six months ended June 30, 2019. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$54,957	$—	$54,957
U.S. Sponsored Mortgage backed securities	—	47,015	—	47,015
Municipal securities	—	72,492	30,537	103,029
Other securities	—	10,586	—	10,586
Equity securities	—	16,814	1,550	18,364
Loans held for sale	—	119,906	—	119,906
Interest rate lock commitment	—	—	2,541	2,541
Interest rate swap	—	4,722	—	4,722
Interest rate cap	—	—	—	—
Fair value hedge	—	943	—	943
Liabilities:
Interest rate swap	—	4,722	—	4,722
Fair value hedge	—	943	—	943
Mortgage-backed security hedges	—	647	—	647

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$77,430	$—	$77,430
U.S. Sponsored Mortgage backed securities	—	50,115	—	50,115
Municipal securities	—	50,639	33,122	83,761
Other securities	—	10,308	—	10,308
Equity securities	6,027	3,272	300	9,599
Loans held for sale	—	75,807	—	75,807
Interest rate lock commitment	—	—	1,750	1,750
Interest rate swap	—	1,375	—	1,375
Interest rate cap	—	8	—	8
Fair value hedge	—	343	—	343
Liabilities:
Interest rate swap	—	1,375	—	1,375
Fair value hedge	—	343	—	343
Mortgage-backed security hedges	—	853	—	853

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at January 1, 2019	$1,750	$33,122	$300	$35,172
Realized and unrealized gains included in earnings	791	—	—	791
Purchase of securities	—	109	1,250	1,359
Unrealized gain included in other comprehensive income (loss)	—	6,915	—	6,915
Unrealized loss included in other comprehensive income (loss)	—	(9,609)	—	(9,609)
Balance at June 30, 2019	$2,541	$30,537	$1,550	$34,628

Balance at April 1, 2019	$2,256	$36,801	$750	$39,807
Realized and unrealized gains included in earnings	285	—		285
Purchase of securities	—	109	800	909
Unrealized gain included in other comprehensive income (loss)	—	2,051	—	2,051
Unrealized loss included in other comprehensive income (loss)	—	(8,424)	—	(8,424)
Balance at June 30, 2019	$2,541	$30,537	$1,550	$34,628

Balance at January 1, 2018	$1,426	$22,909	$900	$25,235
Realized and unrealized gains included in earnings	949	—	—	949
Purchase of securities	—	6,232	—	6,232
Unrealized loss included in other comprehensive income (loss)	—	(968)	—	(968)
Balance at June 30, 2018	$2,375	$28,173	$900	$31,448

Balance at April 1, 2018	$2,312	$22,571	$900	$25,783
Realized and unrealized losses included in earnings	63	—	—	63
Purchase of securities	—	6,232	—	6,232
Unrealized gain included in other comprehensive income (loss)	—	29	—	29
Unrealized loss included in other comprehensive income (loss)	—	(659)	—	(659)
Balance at June 30, 2018	$2,375	$28,173	$900	$31,448

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 are included in the table below:

	June 30, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$10,636	$10,636
Other real estate owned	—	—	1,404	1,404

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,735	$11,735
Other real estate owned	—	—	2,145	2,145

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at June 30, 2019 and December 31, 2018.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2019
Nonrecurring measurements:
Impaired loans	$10,636	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,404	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$30,537	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$1,550	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$2,541	Pricing model	Pull through rates	77% - 82%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2018
Nonrecurring measurements:
Impaired loans	$11,735	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,145	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities	$33,122	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$300	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$1,750	Pricing model	Pull through rates	80% - 88%
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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2019
Financial assets:
Cash and cash equivalents	$21,209	$21,209	$21,209	$—	$—
Certificates of deposits with other banks	14,530	14,362	—	14,362	—
Securities available-for-sale	215,587	215,587	—	185,050	30,537
Equity securities	18,364	18,364	—	16,814	1,550
Loans held for sale	119,906	119,906	—	119,906	—
Loans, net	1,315,514	1,310,437	—	—	1,310,437
Mortgage servicing rights	319	319	—	—	319
Interest rate lock commitment	2,541	2,541	—	—	2,541
Interest rate swap	4,722	4,722	—	4,722	—
Fair value hedge	943	943	—	943	—
Accrued interest receivable	7,920	7,920	—	1,439	6,481

Financial liabilities:
Deposits	$1,377,737	$1,330,140	$—	$1,330,140	$—
Repurchase agreements	9,429	9,429	—	9,429	—
FHLB and other borrowings	186,900	186,848	—	186,848	—
Mortgage-backed security hedges	647	647	—	647	—
Interest rate swap	4,722	4,722	—	4,722	—
Fair value hedge	943	943	—	943	—
Accrued interest payable	1,025	1,025	—	1,025	—
Subordinated debt	16,524	17,196	—	17,196	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$22,221	$22,221	$22,221	$—	$—
Certificates of deposits with other banks	14,778	14,300	—	14,300	—
Securities available-for-sale	221,614	221,614	—	188,492	33,122
Equity securities	9,599	9,599	6,027	3,272	300
Loans held for sale	75,807	75,807	—	75,807	—
Loans, net	1,293,427	1,276,065	—	—	1,276,065
Mortgage servicing rights	173	173	—	—	173
Interest rate lock commitment	1,750	1,750	—	—	1,750
Interest rate swap	1,375	1,375	—	1,375	—
Interest rate cap	8	8	—	8	—
Fair value hedge	343	343	—	343	—
Accrued interest receivable	7,710	7,710	—	1,368	6,342

Financial liabilities:
Deposits	$1,309,154	$1,249,164	$—	$1,249,164	$—
Repurchase agreements	14,925	14,925	—	14,925	—
FHLB and other borrowings	214,887	214,969	—	214,969	—
Mortgage-backed security hedges	853	853	—	853	—
Interest rate swap	1,375	1,375	—	1,375	—
Fair value hedge	343	343	—	343	—
Accrued interest payable	1,064	1,064	—	1,064	—
Subordinated debt	17,524	18,250	—	18,250	—

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

Note 9 – Stock Offerings

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

Note 10 – Net Income Per Common Share

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

	Six Months Ended June 30		Three Months Ended June 30
(Dollars in thousands except shares and per share data)	2019	2018	2019	2018
Numerator for basic earnings per share:
Net income from continuing operations	$18,123	$5,425	$14,931	$2,831
Less: Dividends on preferred stock	243	243	122	122
Net income from continuing operations available to common shareholders - basic	17,880	5,182	14,809	2,709
Net income from discontinued operations available to common shareholders - basic and diluted	446	—	446	—
Net income available to common shareholders	$18,326	$5,182	$15,255	$2,709

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$17,880	$5,182	$14,809	$2,709
Add: Dividends on convertible preferred stock	243	—	122	122
Add: Interest on subordinated debt (tax effected)	346	—	174	—
Net income from continuing operations available to common shareholders - diluted	$18,469	$5,182	$15,105	$2,831

Denominator:
Total average shares outstanding	11,625,903	10,554,916	11,644,061	10,634,805
Effect of dilutive convertible preferred stock	489,625	—	489,625	489,625
Effect of dilutive convertible subordinated debt	775,000	—	775,000	—
Effect of dilutive stock options and restricted stock units	249,084	386,755	246,616	377,718
Total diluted average shares outstanding	13,139,612	10,941,671	13,155,302	11,502,148

Earnings per share from continuing operations - basic	$1.54	$0.49	$1.27	$0.25
Earnings per share from discontinued operations - basic	$0.04	$—	$0.04	$—
Earnings per share - basic	$1.58	$0.49	$1.31	$0.25
Earnings per share from continuing operations - diluted	$1.41	$0.47	$1.15	$0.25
Earnings per share from discontinued operations - diluted	$0.03	$—	$0.03	$—
Earnings per share - diluted	$1.44	$0.47	$1.18	$0.25

For the three months ended June 30, 2019 and 2018, approximately 0 and 1 million, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the six months ended June 30, 2019 and 2018, approximately 0 and 1.5 million, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended June 30, 2019 and 2018, approximately 0 and 31 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the six months ended June 30, 2019 and 2018, approximately 0 and 37 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 11 – Segment Reporting

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

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 15, “Discontinued Operations” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue.

Based on a measurement period that ended June 30, 2019, the Company has earned and is reasonably assured to receive an earn-out payment related to the Asset Purchase Agreement with USI. The Company expects to receive the earn-out payment sometime during the third quarter 2019 and as of June 30, 2019, have estimated the earn-out payment as shown in the following tables and is recorded as contingent consideration from discontinued operations.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three month periods ended June 30, 2019 and June 30, 2018 are as follows:

Three Months Ended June 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,820	$2,032	$1	$(383)	$20,470
Interest expense	4,743	1,499	287	(588)	5,941
Net interest income	14,077	533	(286)	205	14,529
Provision for loan losses	625	(25)	—	—	600
Net interest income after provision for loan losses	13,452	558	(286)	205	13,929

Noninterest Income:
Mortgage fee income	277	9,792	—	(205)	9,864
Other income	15,464	1,135	1,495	(1,571)	16,523
Total noninterest income	15,741	10,927	1,495	(1,776)	26,387

Noninterest Expenses:
Salaries and employee benefits	4,220	7,038	2,022	—	13,280
Other expense	5,493	1,842	1,346	(1,571)	7,110
Total noninterest expenses	9,713	8,880	3,368	(1,571)	20,390

Income (loss) from continuing operations, before income taxes	19,480	2,605	(2,159)	—	19,926
Income tax expense (benefit) - continuing operations	4,785	703	(493)	—	4,995
Net income (loss) from continuing operations	14,695	1,902	(1,666)	—	14,931
Income from discontinued operations, before income taxes	—	—	600	—	600
Income tax expense - discontinued operations	—	—	154	—	154
Net income from discontinued operations	—	—	446	—	446
Net income (loss)	$14,695	$1,902	$(1,220)	$—	$15,377
Preferred stock dividends	—	—	122	—	122
Net income (loss) available to common shareholders	$14,695	$1,902	$(1,342)	$—	$15,255

Capital Expenditures for the three month period ended June 30, 2019	$414	$23	$77	$—	$514
Total Assets as of June 30, 2019	1,831,419	225,012	217,217	(440,630)	1,833,018
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of June 30, 2019	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Three Months Ended June 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$15,426	$1,772	$1	$(255)	$16,944
Interest expense	3,164	1,081	542	(498)	4,289
Net interest income	12,262	691	(541)	243	12,655
Provision for loan losses	625	(20)	—	—	605
Net interest income after provision for loan losses	11,637	711	(541)	243	12,050

Noninterest income:
Mortgage fee income	154	9,152	—	(243)	9,063
Other income	1,068	706	1,489	(1,531)	1,732
Total noninterest income	1,222	9,858	1,489	(1,774)	10,795

Noninterest Expense:
Salaries and employee benefits	3,884	6,826	1,784	—	12,494
Other expense	4,968	2,296	1,022	(1,531)	6,755
Total noninterest expenses	8,852	9,122	2,806	(1,531)	19,249

Income (loss) from continuing operations, before income taxes	4,007	1,447	(1,858)	—	3,596
Income tax expense (benefit) - continuing operations	832	373	(440)	—	765
Net income (loss) from continuing operations	3,175	1,074	(1,418)	—	2,831
Income from discontinued operations, before income taxes	—	—	—	—	—
Income tax expense - discontinued operations	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$3,175	$1,074	$(1,418)	$—	$2,831
Preferred stock dividends	—	—	122	—	122
Net income (loss) available to common shareholders	$3,175	$1,074	$(1,540)	$—	$2,709

Capital Expenditures for the three month period ended June 30, 2018	$609	$29	$19	$—	$657
Total Assets as of June 30, 2018	1,681,115	191,933	187,917	(375,546)	1,685,419
Total Assets as of December 31, 2017	1,531,496	149,323	184,599	(331,116)	1,534,302
Goodwill as of June 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Six Months Ended June 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$37,147	$3,570	$3	$(627)	$40,093
Interest expense	9,497	2,492	572	(969)	11,592
Net interest income	27,650	1,078	(569)	342	28,501
Provision for loan losses	872	28	—	—	900
Net interest income after provision for loan losses	26,778	1,050	(569)	342	27,601

Noninterest Income:
Mortgage fee income	386	16,489	—	(341)	16,534
Other income	17,030	1,611	3,274	(3,297)	18,618
Total noninterest income	17,416	18,100	3,274	(3,638)	35,152

Noninterest Expenses:
Salaries and employee benefits	8,615	12,197	4,202	—	25,014
Other expense	10,845	3,867	2,408	(3,296)	13,824
Total noninterest expenses	19,460	16,064	6,610	(3,296)	38,838

Income (loss) from continuing operations, before income taxes	24,734	3,086	(3,905)	—	23,915
Income tax expense (benefit) - continuing operations	5,839	849	(896)	—	5,792
Net income (loss) from continuing operations	18,895	2,237	(3,009)	—	18,123
Income from discontinued operations, before income taxes	—	—	600	—	600
Income tax expense - discontinued operations	—	—	154	—	154
Net income from discontinued operations	—	—	446	—	446
Net income (loss)	$18,895	$2,237	$(2,563)	$—	$18,569
Preferred stock dividends	—	—	243	—	243
Net income (loss) available to common shareholders	$18,895	$2,237	$(2,806)	$—	$18,326

Capital Expenditures for the six month period ended June 30, 2019	$503	$27	$99	$—	$629
Total Assets as of June 30, 2019	1,831,419	225,012	217,217	(440,630)	1,833,018
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of June 30, 2019	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Six Months Ended June 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$29,265	$3,107	$2	$(376)	$31,998
Interest expense	5,838	1,808	1,100	(868)	7,878
Net interest income	23,427	1,299	(1,098)	492	24,120
Provision for loan losses	1,042	37	—	—	1,079
Net interest income after provision for loan losses	22,385	1,262	(1,098)	492	23,041

Noninterest Income:
Mortgage fee income	292	15,825	—	(491)	15,626
Other income	2,848	1,223	3,043	(2,906)	4,208
Total noninterest income	3,140	17,048	3,043	(3,397)	19,834

Noninterest Expenses:
Salaries and employee benefits	7,453	12,242	3,272	—	22,967
Other expense	9,527	4,418	1,981	(2,905)	13,021
Total noninterest expenses	16,980	16,660	5,253	(2,905)	35,988

Income (loss) from continuing operations, before income taxes	8,545	1,650	(3,308)	—	6,887
Income tax expense (benefit) - continuing operations	1,810	426	(774)	—	1,462
Net income (loss) from continuing operations	6,735	1,224	(2,534)	—	5,425
Income from discontinued operations, before income taxes	—	—	—	—	—
Income tax expense - discontinued operations	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$6,735	$1,224	$(2,534)	$—	$5,425
Preferred stock dividends	—	—	243	—	243
Net income (loss) available to common shareholders	$6,735	$1,224	$(2,777)	$—	$5,182

Capital Expenditures for the three month period ended June 30, 2018	$1,012	$107	$44	$—	$1,163
Total Assets as of June 30, 2018	1,681,115	191,933	187,917	(375,546)	1,685,419
Total Assets as of December 31, 2017	1,531,496	149,323	184,599	(331,116)	1,534,302
Goodwill as of June 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended June 30, 2019, the Commercial & Retail Banking segment earned $14.7 million compared to $3.2 million in 2018. Net interest income increased by $1.8 million, primarily the result of an increase of $3.3 million in interest and fees on loans, which was partially offset by an increase of $2.0 million in interest on deposits. The increase in interest and fees on loans was the result of an increase of $178.7 million in the average balance of loans. The increase in interest on deposits was the result of an increase of $135.3 million in the average balance of deposits. Noninterest income increased by $14.5 million which was the result of an increase of $13.6 million in the holding gain on equity securities and an increase of $438 thousand in commercial swap fee income. Noninterest expense increased by $861 thousand, primarily the result of an increase of $336 thousand in salaries and employee benefits expense, an increase of $225 thousand in occupancy and equipment expense, an increase of $138 thousand in other operating expenses, and an increase of $131 thousand in travel, entertainment, dues, and subscriptions.

For the six months ended June 30, 2019, the Commercial & Retail Banking segment earned $18.9 million compared to $6.7 million in 2018. Net interest income increased by $4.2 million, primarily the result of an increase of $7.6 million in interest and fees on loans, which was partially offset by an increase of $3.8 million in interest on deposits. The increase in interest and fees on loans was the result of an increase of $199.3 million in the average balance of loans. The increase in interest on deposits was the result of an increase of $128.9 million in the average balance of deposits. Noninterest income increased by $14.3 million which was the result of an increase of $13.8 million in the holding gain on equity securities, an increase of $311 thousand in income on bank owned life insurance, and an increase of $182 thousand in service charges on deposit accounts. Noninterest expense increased by $2.5 million, primarily the result of an increase of $1.2 million in salaries and employee benefits expense, an increase of $483 thousand in other operating expenses, an increase of $434 thousand in occupancy and equipment expense, an increase of $158 thousand in insurance tax, and assessment expense, an increase of $153 thousand in data processing and communications expense, an increase of $147 thousand in travel, entertainment, dues, and subscriptions, and an increase of $134 thousand in professional fees. In addition, provision expense decreased $170 thousand due to decreased loan volume in the first six months of 2019 versus the same time period in 2018, slightly reduced historical loan loss rates, decreased specific loan loss allocations, and increased charge-offs in the six months ended June 30, 2019 versus the same time frame in 2018.

Mortgage Banking

For the three months ended June 30, 2019, the Mortgage Banking segment earned $1.9 million compared to $1.1 million in 2018. Net interest income decreased $158 thousand, which was the result of an increase of $418 thousand in interest on FHLB and other borrowings, which was partially offset by an increase of $260 thousand in interest and fees on loans. The increase in interest on FHLB and other borrowings was due to an increase of $20.3 million in average borrowings and an increase in short-term borrowing rates. Noninterest income increased by $1.1 million, primarily the result of an increase of $640 thousand in mortgage fee income and an increase of $425 thousand in the gain on derivative. The increase in the gain on derivatives was largely the result of a $21.2 million increase in the derivative asset, as the locked pipeline of residential mortgage loans related to the derivative asset increased 37.5% in the second quarter of 2019 compared to a decrease of 0.5% in the second quarter of 2018. Noninterest expense decreased by $242 thousand, which was the result of a decrease of $276 thousand in mortgage processing expense.

For the six months ended June 30, 2019, the Mortgage Banking segment earned $2.2 million compared to $1.2 million in 2018. Net interest income decreased by $221 thousand, primarily the result of an increase of $683 thousand in the interest on FHLB and other borrowings, which was partially offset by an increase of $463 thousand in interest and fees on loans. The increase in interest on FHLB and other borrowings was due to an increase of $13.0 million in average borrowings and an increase in short-term borrowing rates. Noninterest income increased by $1.1 million, primarily the result of an increase of $664 thousand in mortgage fee income and an increase of $369 thousand in gain on derivatives. The increase in mortgage fee income was driven by the increase in mortgage closed production volume, which increased by $7.7 million or 1.0% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in gain on derivatives of $369 thousand, was largely the result of a 96.2% increase in the locked mortgage pipeline for the six months ended June 30, 2019 compared to a 66.8% increase in the locked mortgage pipeline for the six months ended June 30, 2018. Noninterest expense decreased by $596 thousand, which was the result of a decrease of $359 thousand in mortgage processing expense, a decrease of $112 thousand in occupancy and equipment expense, and a decrease of $97 thousand in professional fees.

Financial Holding Company

For the three months ended June 30, 2019, excluding discontinued operations, the Financial Holding Company segment lost $1.7 million compared to a loss of $1.4 million in 2018. Interest expense decreased $255 thousand, noninterest income increased $6 thousand, and noninterest expense increased $562 thousand. In addition, the income tax benefit increased $53 thousand. The decrease in interest expense was due to a $255 thousand decrease in interest on subordinated debt. The increase in noninterest income was primarily the result of an increase of $41 thousand in intercompany services income related to Regulation W, which was partially offset by a decrease of $21 thousand in the holding gain on equity securities and a decrease of $9 thousand in the gain on sale of securities. The increase in noninterest expense was primarily the result of an increase of $238 thousand in salaries and employee benefits expense, a increase of $141 thousand in other operating expenses, an increase of $80 thousand in professional fees, an increase of $39 thousand in travel, entertainment, dues, and subscriptions, and an increase of $35 thousand in occupancy and equipment expenses.

For the six months ended June 30, 2019, excluding discontinued operations, the Financial Holding Company segment lost $3.0 million compared to a loss of $2.5 million in 2018. Interest expense decreased $528 thousand, noninterest income increased $231 thousand, and noninterest expense increased $1.4 million. In addition, the income tax benefit decreased $122 thousand. The decrease in interest expense was due to a $528 thousand decrease in interest on subordinated debt. The increase in noninterest income was primarily the result of an increase of $391 thousand in intercompany services income related to Regulation W and an increase of $45 thousand in the holding gain on equity securities. These increases were offset by a decrease of $193 thousand in gain on sale of securities. The increase in noninterest expense was primarily the result of an increase of $930 thousand in salaries and employee benefits expense, an increase of $159 thousand in other operating expenses, an increase of $140 thousand in professional fees, and an increase of $54 thousand in travel, entertainment, dues, and subscriptions.

Note 12 – Pension and Supplemental Executive Retirement Plans

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of June 30, 2019 and 2018 is as follows:

(Dollars in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Service cost	$—	$—	$—	$—
Interest cost	196	176	98	88
Expected Return on Plan Assets	(204)	(186)	(102)	(93)
Amortization of Net Actuarial Loss	136	153	68	77
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$128	$143	$64	$72
Contributions Paid	$180	$158	$90	$79

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $580 thousand and $377 thousand as of June 30, 2019 and December 31, 2018, respectively. Service cost was $102 thousand and $94 thousand for the three-month periods ended June 30, 2019 and 2018, respectively. Service cost was $203 thousand and $188 thousand for the six-month periods ended June 30, 2019 and 2018, respectively.

Note 13 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) six months ended June 30, 2019 and 2018:

(Dollars in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains (losses)	$(168)	$325	$(50)	$—	Gain (loss) on sale of securities
	(168)	325	(50)	—	Total before tax
	45	(88)	13	—	Income tax expense
	(123)	237	(37)	—	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(136)	(153)	(68)	(77)	Salaries and benefits
	(136)	(153)	(68)	(77)	Total before tax
	37	41	18	21	Income tax expense
	(99)	(112)	(50)	(56)	Net of tax
Investment hedge
Carrying value adjustment	126	—	(332)	—	Interest on investment securities - taxable
	126	—	(332)	—	Total before tax
	(34)	—	90	—	Income tax expense
	92	—	(242)	—	Net of tax

Total reclassifications	$(130)	$125	$(329)	$(56)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at December 31, 2018	$(3,384)	$(3,422)	$—	$(6,806)
Other comprehensive loss before reclassification	4,781	(619)	—	4,162
Amounts reclassified from AOCI	123	99	(92)	130
Net current period OCI	4,904	(520)	(92)	4,292
Balance at June 30, 2019	$1,520	$(3,942)	$(92)	$(2,514)

Balance at April 1, 2019	$(1,941)	$(3,614)	$(334)	$(5,889)
Other comprehensive loss before reclassification	3,424	(378)	—	3,046
Amounts reclassified from AOCI	37	50	242	329
Net current period OCI	3,461	(328)	242	3,375
Balance at June 30, 2019	$1,520	$(3,942)	$(92)	$(2,514)

Balance at December 31, 2017	(5)	(2,983)	—	(2,988)
Other comprehensive loss before reclassification	(3,896)	452	—	(3,444)
Amounts reclassified from AOCI	(237)	112	—	(125)
Net current period OCI	(4,133)	564	—	(3,569)
Stranded AOCI	—	(646)	—	(646)
Mark to Market on equity positions held at December 31, 2017	(98)	—	—	(98)
Balance at June 30, 2018	$(4,236)	$(3,065)	$—	$(7,301)

Balance at April 1, 2018	(3,588)	(3,629)	—	(7,217)
Other comprehensive loss before reclassification	(648)	508	—	(140)
Amounts reclassified from AOCI	—	56	—	56
Net current period OCI	(648)	564	—	(84)
Balance at June 30, 2018	$(4,236)	$(3,065)	$—	$(7,301)

Note 14 – Revenue Recognition

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Service charges on deposit accounts	$648	$466	$333	$281
Visa debit card and interchange income	322	292	181	142
Other	556	357	297	187
Noninterest income in scope of Topic 606	1,526	1,115	811	610
Noninterest income out of scope of Topic 606	33,626	18,719	25,576	10,185
Total noninterest income	$35,152	$19,834	$26,387	$10,795

Note 15 – Discontinued Operations

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services, in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue. The Company reorganized MVB Insurance as a subsidiary of the Bank. The Company retained approximately $424 thousand in liabilities and received proceeds totaling $7.0 million related to this transaction.

Based on a measurement period that ended June 30, 2019, the Company has earned and is reasonably assured to receive an earn-out payment related to the Asset Purchase Agreement with USI. The Company expects to receive the earn-out payment sometime during the third quarter 2019 and as of June 30, 2019, have estimated the earn-out payment as shown below and is recorded as contingent consideration from discontinued operations.

The Company recognized a $600 thousand receivable at June 30, 2019 related to the expected earn-out payment. Otherwise, there were no assets or liabilities related to discontinued operations at June 30, 2019 or December 31, 2018.

Net income from discontinued operations, net of tax, for the three and six months ended June 30, 2019 and 2018, were as follows:

	Six Months Ended June 30		Three Months Ended June 30
(Dollars in thousands)	2019	2018	2019	2018
NONINTEREST INCOME
Other operating income	$600	$—	$600	$—
Total noninterest income	600	—	600	—

Income from discontinued operations, before income taxes	$600	$—	$600	$—
Income tax expense - discontinued operations	154	—	154	—
Net income from discontinued operations	$446	$—	$446	$—

Note 16 – Subsequent Event

On June 30, 2014, the Company issued its Convertible Subordinated Promissory Notes Due 2024 (the “Notes”) to various investors, of which as of June 30, 2019, $12.4 million remained outstanding. The proceeds from the Notes constitute Tier 2 capital for bank regulatory capital purposes. The Notes are redeemable by the Company at least five years after the original issuance date upon prior approval from the Federal Reserve Board.

On July 10, 2019, the Company received a notice of non-objection from the Federal Reserve for the Company to redeem all of the outstanding Notes. The Company intends to provide notice to the holders of the outstanding Notes that it will redeem the outstanding Notes.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2019 and December 31, 2018 and the results of our operations for the three and six months ended June 30, 2019 and 2018. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018.

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

Summary of Results of Operations

	Six Months Ended June 30		Three Months Ended June 30
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Earnings and Per Share Data:
Net income from continuing operations	$18,123	$5,425	$14,931	$2,831
Net income from discontinued operations	$446	$—	$446	$—
Net income	$18,569	$5,425	$15,377	$2,831
Net income available to common shareholders	$18,326	$5,182	$15,255	$2,709
Earnings per share from continuing operations - basic	$1.54	$0.49	$1.27	$0.25
Earnings per share from discontinued operations - basic	$0.04	$—	$0.04	$—
Earnings per share - basic	$1.58	$0.49	$1.31	$0.25
Earnings per share from continuing operations - diluted	$1.41	$0.47	$1.15	$0.25
Earnings per share from discontinued operations - diluted	$0.03	$—	$0.03	$—
Earnings per share - diluted	$1.44	$0.47	$1.18	$0.25
Cash dividends paid per common share	$0.075	$0.050	$0.040	$0.025
Book value per common share	$16.46	$13.93	$16.46	$13.93
Weighted average shares outstanding - basic	11,625,903	10,554,916	11,644,061	10,634,805
Weighted average shares outstanding - diluted	13,139,612	10,941,671	13,155,302	11,502,148

Performance Ratios:
Return on average assets - continuing operations [1]	2.02%	0.69%	3.27%	0.70%
Return on average assets - discontinued operations [1]	0.05%	—%	0.10%	—%
Return on average assets [1]	2.07%	0.69%	3.37%	0.70%
Return on average equity - continuing operations [1]	19.66%	7.17%	31.30%	7.40%
Return on average equity - discontinued operations [1]	0.48%	—%	0.93%	—%
Return on average equity [1]	20.14%	7.17%	32.23%	7.40%
Net interest margin [2]	3.46%	3.34%	3.46%	3.38%
Efficiency ratio [3]	61.02%	81.88%	49.83%	82.09%
Overhead ratio 1 4	4.33%	4.59%	4.47%	4.76%

Asset Quality Data and Ratios:
Charge-offs	$676	$385	$676	$29
Recoveries	$5	$79	$2	$8
Net loan charge-offs to total loans 1 5	0.10%	0.05%	0.20%	0.01%
Allowance for loan losses	$11,168	$10,651	$11,168	$10,651
Allowance for loan losses to total loans [6]	0.84%	0.88%	0.84%	0.88%
Nonperforming loans	$6,768	$9,419	$6,768	$9,419
Nonperforming loans to total loans	0.51%	0.78%	0.51%	0.78%

Capital Ratios:
Equity to assets	10.95%	9.84%	10.95%	9.84%
Bank Leverage ratio	10.77%	10.47%	10.77%	10.47%
Bank Common equity Tier 1 capital ratio	13.18%	12.94%	13.18%	12.94%
Bank Tier 1 risk-based capital ratio	13.18%	12.94%	13.18%	12.94%
Bank Total risk-based capital ratio	13.97%	13.80%	13.97%	13.80%

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

At June 30, 2019, the Company had 402 full-time equivalent employees.

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

Results of Operations

Overview of the Statements of Income

For the three months ended June 30, 2019, the Company earned $14.9 million compared to $2.8 million in the second quarter of 2018, excluding discontinued operations. Net interest income increased by $1.9 million, noninterest income increased by $15.6 million, and noninterest expenses increased by $1.1 million. The increase in net interest income was driven by an increase of $3.5 million in interest income. The increase in interest income was partially offset by an increase of $1.7 million in interest expense. The increase in interest income was due to average loan growth of $182.9 million with the yield on loans and loans held for sale increasing by 34 basis points, primarily due to an increase in commercial loan yield of 45 basis points. The $39.7 million increase in average interest-bearing liabilities generated the increase in interest expense of $1.7 million. The increase in interest expense was mainly driven by a $1.2 million increase in interest expense on certificates of deposit, through short-term brokered certificates of deposit, and an increase in the rates of certificates of deposit. Certificates of deposit increased by $140.2 million while the cost of funds on certificates of deposit increased by 62 basis points compared to the three months ended June 30, 2018. The increase in interest expense was also driven by growth in average money market checking of $98.1 million, which increased interest expense by $803 thousand, while the cost of funds on money market checking increased by 72 basis points since June 30,

2018. The increase in noninterest income was primarily the result of an increase in holding gain on equity securities of $13.6 million relating to a Fintech investment.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $600 thousand and $605 thousand were made for the three months ended June 30, 2019 and 2018, respectively. The slight decrease in loan loss provision is the result of the net impact of decreased loan volume in the second quarter of 2019 versus the same time period in 2018. Most notably, the commercial loan portfolio increased by $23 million for the three months ended June 30, 2019, in comparison to $59 million for the three months ended June 30, 2018. Additionally, the residential mortgage loan portfolio decreased by $37 million in the second quarter of 2019, while remaining virtually unchanged in the second quarter of 2018. Meanwhile, total charge offs of $676 thousand in the second quarter of 2019 were $637 thousand greater than the same time period in 2018. Overall provision was impacted by a $589 thousand decrease in the specific loan loss allocations in the second quarter of 2019, relative to a $135 thousand increase in the second quarter of 2018. Also, the commercial historical loss rates decreased slightly in the second quarter of 2019 versus the same time period in 2018, which resulted in a need for relatively less provision per dollar of new loan growth in the second quarter of 2019 versus the first quarter of 2018.

For the six months ended June 30, 2019, the Company earned $18.1 million compared to $5.4 million for the six months ended June 30, 2018, excluding discontinued operations. Net interest income increased by $4.4 million, noninterest income increased by $15.3 million, and noninterest expenses increased by $2.9 million. The increase in net interest income was driven by an increase of $8.1 million in interest income, which was partially offset by an increase of $3.7 million in interest expense. The increase in interest income was due to average loan growth of $203.0 million, with the yield on loans and loans held for sale increasing by 43 basis points, primarily due to an increase in commercial loan yield of 57 basis points and a 60-basis point increase in consumer loan yield. The $77.2 million increase in average interest-bearing liabilities generated the increase in interest expense of $3.7 million. The increase in interest expense was driven by a $2.5 million increase in interest expense on certificates of deposit, through short-term brokered certificates of deposit, and an increase in the rates of certificates of deposit, as well as a $1.4 million increase in interest expense on money market checking and an increase in the rates on money market checking. Average certificates of deposit increased by $149.7 million, while the cost of funds on certificates of deposit increased by 62 basis points since June 30, 2018. Average money market checking increased by $77.3 million, while the cost of funds on money market checking increased by 71 basis points compared to the six months ended June 30, 2018. The increase in noninterest income was primarily the result of an increase in holding gain on equity securities of $13.6 million relating to a Fintech investment.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $900 thousand and $1.1 million were made for the six months ended June 30, 2019 and 2018, respectively. The decrease in loan loss provision is most attributable to decreased loan volume in the six months ended June 30, 2019 versus the same time period in 2018. Most notably, the commercial loan portfolio increased by $44 million in the six months ended June 30, 2019, in comparison to $100 million for the six months ended June 30, 2018. Likewise, the residential mortgage loan portfolio decreased by $21 million in 2019, versus an increase of $15 million in 2018. Meanwhile, slightly reduced historical loan loss rates resulted in a need for relatively less provision per dollar of new loan growth in six months ended June 30, 2019 versus the same time period in 2018. The reduction in historical loss rates is primarily the result of the rolling quarter loss rate calculation, which no longer includes certain historical quarters which reported some of the Bank’s most significant commercial loan losses. The historical loan loss rates have also decreased in the six months ended June 30, 2019 as a result of the increased reliance upon the Bank’s actual loss rates for its Northern Virginia commercial loan portfolio, rather than using only peer loss rates in the historical loan loss rate calculations. Peer loss rates had been used exclusively until such time as the Northern Virginia commercial loan portfolio had accumulated at least twelve quarters of loss history. Specific loan loss allocations decreased by $509 thousand in the six months ended June 30, 2019 and decreased by $138 thousand in the six months ended June 30, 2018, decreasing the provision required in each of these two periods. Lastly, the Company charged off $676 thousand in loans during the six months ended June 30, 2019 versus $385 thousand for the same time period in 2018.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the Company’s balance sheet. The net interest margin continues to face considerable pressure due to the current rate environment and competitive pricing of loans and deposits in the Bank’s markets.

For the three months ended June 30, 2019 versus 2018, the Company was able to grow average loans and loans held for sale balances by $182.9 million to $1.4 billion. Average investment securities decreased $8.9 million to $223.5 million. Average interest-bearing liabilities increased by $39.7 million, primarily the result of a $140.2 million increase in average certificates of deposit balances and a $98.1 million increase in average money market checking, offset by a $95.9 million decrease in average NOW and a $72.6 million decrease in average FHLB and other borrowing balances. An increase in the Company’s average non-interest balances of $104.5 million helped to grow a 35-basis point favorable spread on net interest margin in 2019 compared to a 18-basis point in 2018.

The net interest margin for the three months ended June 30, 2019 and 2018 was 3.46% and 3.38%, respectively. The 8-basis point increase in the net interest margin for the three months ended June 30, 2019 was the result of a 36-basis point increase in yield on average earning assets, primarily the result of a 34-basis point increase in yield on loans and loans held for sale and a 20-basis point increase in yield on investment securities. More specifically, the increase in yield on loans and loans held for sale was driven by an increase in commercial loan yield of 45 basis points and a 102-basis point increase in yield on consumer loans. Cost of interest-bearing liabilities for the three months ended June 30, 2019 versus 2018 increased by 45 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 73-basis point increase in FHLB and other borrowings and a 58-basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 72-basis point increase in money market checking, a 62-basis point increase in certificates of deposit, a 34-basis point increase in IRAs, and an 18-basis point increase in NOW, which was offset by a 5-basis point decrease in savings.

For the six months ended June 30, 2019 versus 2018, the Company was able to grow average loans and loans held for sale balances by $203.0 million to $1.4 billion. Average investment securities decreased $5.0 million to $226.2 million. Average interest-bearing liabilities increased by $77.2 million, primarily the result of a $149.7 million increase in average certificates of deposit balances and a $77.3 million increase in average money market checking, offset by a $91.4 million decrease in average NOW and a $29.0 million decrease in average FHLB and other borrowing balances. An increase in the Company’s average non-interest balances of $95.3 million helped to grow a 33-basis point favorable spread on net interest margin in 2019 compared to a 16-basis point in 2018.

The net interest margin for the six months ended June 30, 2019 and 2018 was 3.46% and 3.34%, respectively. The 12-basis point increase in the net interest margin for the six months ended June 30, 2019 was the result of a 44-basis point increase in yield on average earning assets, primarily the result of a 43-basis point increase in yield on loans and loans held for sale and a 26-basis point increase in yield on investment securities. More specifically, the increase in yield on loans and loans held for sale was driven by an increase in commercial loan yield of 57 basis points and a 60-basis point increase in yield on consumer loans. Cost of interest-bearing liabilities for the six months ended June 30, 2019 versus 2018 increased by 48 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 86-basis point increase in FHLB and other borrowings and a 57-basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 71-basis point increase in money market checking, a 62-basis point increase in certificates of deposit, a 37-basis point increase in IRAs, and a 16-basis point increase in NOW, which was offset by an 11-basis point decrease in savings.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$9,582	$52	2.18%	$3,473	$17	1.96%
CDs with other banks	14,579	73	2.01	14,778	74	2.02
Investment securities:
Taxable	123,803	768	2.49	151,224	891	2.36
Tax-exempt	99,664	894	3.60	81,164	717	3.54
Loans and loans held for sale: [1]
Commercial	965,652	13,065	5.43	831,118	10,318	4.98
Tax exempt	13,047	114	3.50	14,260	123	3.46
Real estate	446,825	5,363	4.81	394,814	4,656	4.73
Consumer	9,396	141	6.02	11,850	148	5.00
Total loans	1,434,920	18,683	5.22	1,252,042	15,245	4.88
Total earning assets	1,682,548	20,470	4.88	1,502,681	16,944	4.52
Less: Allowance for loan losses	(11,216)			(10,132)
Cash and due from banks	15,982			16,792
Other assets	138,299			107,421
Total assets	$1,825,613			$1,616,762

Liabilities
Deposits:
NOW	$363,837	$839	0.92	$459,784	$846	0.74
Money market checking	327,904	1,287	1.57	229,763	484	0.85
Savings	39,661	1	0.01	46,478	7	0.06
IRAs	17,718	83	1.88	17,997	69	1.54
CDs	415,201	2,338	2.26	275,004	1,124	1.64
Repurchase agreements and federal funds sold	11,644	11	0.38	20,118	20	0.39
FHLB and other borrowings	153,926	1,095	2.85	226,487	1,197	2.12
Subordinated debt	17,491	287	6.58	32,015	542	6.79
Total interest-bearing liabilities	1,347,382	5,941	1.77	1,307,646	4,289	1.32
Noninterest bearing demand deposits	250,658			146,135
Other liabilities	36,729			9,890
Total liabilities	1,634,769			1,463,671

Stockholders’ equity
Preferred stock	7,834			7,834
Common stock	11,695			10,686
Paid-in capital	117,648			101,577
Treasury stock	(1,084)			(1,084)
Retained earnings	59,512			41,277
Accumulated other comprehensive (loss)	(4,761)			(7,199)
Total stockholders’ equity	190,844			153,091
Total liabilities and stockholders’ equity	$1,825,613			$1,616,762

Net interest spread			3.11			3.20
Net interest income-margin		$14,529	3.46%		$12,655	3.38%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$8,570	$102	2.40%	$3,677	$35	1.94%
CDs with other banks	14,678	145	1.99	14,778	146	1.99
Investment securities:
Taxable	130,164	1,647	2.55	152,818	1,786	2.36
Tax-exempt	96,060	1,731	3.63	78,375	1,372	3.53
Loans and loans held for sale: [1]
Commercial	958,782	25,659	5.40	803,593	19,261	4.83
Tax exempt	13,646	237	3.50	14,362	246	3.46
Real estate	429,278	10,304	4.84	378,095	8,846	4.72
Consumer	9,524	268	5.67	12,182	306	5.07
Total loans	1,411,230	36,468	5.21	1,208,232	28,659	4.78
Total earning assets	1,660,702	40,093	4.87	1,457,880	31,998	4.43
Less: Allowance for loan losses	(11,144)			(10,059)
Cash and due from banks	16,034			16,381
Other assets	126,913			104,401
Total assets	$1,792,505			$1,568,603

Liabilities
Deposits:
NOW	$360,440	$1,568	0.88	$451,828	$1,608	0.72
Money market checking	312,839	2,330	1.50	235,586	927	0.79
Savings	39,946	2	0.01	46,511	27	0.12
IRAs	17,771	163	1.85	17,845	131	1.48
CDs	421,869	4,608	2.20	272,160	2,135	1.58
Repurchase agreements and federal funds sold	12,918	25	0.39	20,360	39	0.38
FHLB and other borrowings	164,515	2,324	2.85	193,529	1,911	1.99
Subordinated debt	17,507	572	6.59	32,766	1,100	6.77
Total interest-bearing liabilities	1,347,805	11,592	1.73	1,270,585	7,878	1.25
Noninterest bearing demand deposits	232,699			137,383
Other liabilities	27,590			9,284
Total liabilities	1,608,094			1,417,252

Stockholders’ equity
Preferred stock	7,834			7,834
Common stock	11,677			10,606
Paid-in capital	117,292			100,350
Treasury stock	(1,084)			(1,084)
Retained earnings	54,362			39,650
Accumulated other comprehensive (loss)	(5,670)			(6,005)
Total stockholders’ equity	184,411			151,351
Total liabilities and stockholders’ equity	$1,792,505			$1,568,603

Net interest spread			3.13			3.18
Net interest income-margin		$28,501	3.46%		$24,120	3.34%
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

For the three months ended June 30, 2019, noninterest income totaled $26.4 million compared to $10.8 million for the same time period in 2018. The $15.6 million increase in noninterest income was primarily the result of an increase in holding gain on equity securities of $13.6 million, an increase in mortgage fee income of $801 thousand, an increase in gain on derivatives of $478 thousand, an increase in commercial swap fee income of $438 thousand, an increase in other operating income of $126 thousand, an increase on gain on sale of portfolio loans of $123 thousand, an increase in service charges on deposits of $52 thousand, an increase in interchange and debit card transaction fees of $39 thousand and an increase in income on bank owned life insurance of $4 thousand. These increases were partially offset by a decrease in the gain on sale of securities of $57 thousand and a decrease in insurance and investment services income of $10 thousand. The increase in the holding gain on equity securities was the result of a recent valuation of the Company’s fintech investment portfolio. The increase in gain on derivatives of $478 thousand was largely the result of an increase of 37.45% in the locked pipeline of residential mortgage loans during the three months ended June 30, 2019 compared to a decrease of 0.52% in the locked pipeline of residential mortgage loans during the three months ended June 30, 2018. The increase of $126 thousand in other operating income was primarily due to an increase of $68 thousand in dividends on FHLB stock and an increase of $34 thousand in wire transfer fees.

For the six months ended June 30, 2019, noninterest income totaled $35.2 million compared to $19.8 million for the same time period in 2018. The $15.3 million increase in noninterest income was primarily the result of an increase in holding gain on equity securities of $13.8 million, an increase in mortgage fee income of $908 thousand, an increase in gain on derivatives of $344 thousand, an increase in income on bank owned life insurance of $311 thousand, an increase in other operating income of $184 thousand, an increase in service charges on deposits of $182 thousand, an increase in commercial swap fee income of $105 thousand, and an increase in interchange and debit card transaction fees of $30 thousand. These increases were partially offset by a decrease in the gain on sale of securities of $501 thousand, a decrease on gain on sale of portfolio loans of $34 thousand, and a decrease in insurance and investment services income of $18 thousand. The increase in the holding gain on equity securities was the result of a recent valuation of the Company’s fintech investment portfolio. The increase in gain on derivatives of $344 thousand was largely the result of an increase of 96.18% in the locked pipeline of residential mortgage loans during the six months ended June 30, 2019 compared to a decrease of 66.77% in the locked pipeline of residential mortgage loans during the six months ended June 30, 2018. The increase of $184 thousand in other operating income was primarily due to an increase of $152 thousand in dividends on FHLB stock and an increase of $35 thousand in wire transfer fees.
Noninterest Expense

The Company had 402 full-time equivalent personnel at June 30, 2019, as noted, compared to 398 full-time equivalent personnel as of June 30, 2018. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 49.83% for the second quarter of 2019 compared to 82.09% for the second quarter of 2018. The Company’s efficiency ratio was 61.02% for the six months ended June 30, 2019 compared to 81.88% for the same time period in 2018. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The decreased efficiency ratio is the result of net interest income and noninterest income outpacing the growth in noninterest expense and was particularly affected by the holding gain on equity securities.

For the three months ended June 30, 2019, noninterest expense totaled $20.4 million compared to $19.2 million for the same time period in 2018. The $1.1 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $786 thousand. The increase was largely driven by an increase in mortgage production, as well as the addition of senior management, lenders, a treasury team, and the opening of one new branch in 2018.

Travel, entertainment, dues, and subscriptions expense increased by $273 thousand. This increase was mainly driven by travel for deposit acquisition and on-boarding costs, including due diligence, related to Fintech opportunities.

Other operating expenses increased by $174 thousand. This increase was largely due to an increase in loan expense due to the increase in loan volume.

Occupancy and equipment expense increased by $169 thousand. This increase was primarily driven by the branch expansion and additional personnel.

Professional fees expense increased by $93 thousand. This increase was largely due to an increase in Fintech-related consulting fees.

Mortgage processing expense decreased by $276 thousand. This decrease was driven by a $276 thousand decrease in LSP, LLC services due to increased efficiencies. Following an increase in ownership in late 2017, management has focused on reducing operating costs and overhead expenses.

For the six months ended June 30, 2019, noninterest expense totaled $38.8 million compared to $36.0 million for the same time period in 2018. The $2.9 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $2.0 million. This increase was largely driven by the addition of senior management, lenders, a treasury team, and one new branch in 2018.

Occupancy and equipment expense increased by $375 thousand. This increase was primarily driven by the branch expansion and additional personnel.

Travel, entertainment, dues, and subscriptions expense increased by $315 thousand. This increase was mainly driven by travel for deposit acquisition and on-boarding costs, including due diligence, related to Fintech opportunities

Other operating expenses increased by $269 thousand. This increase was largely due to an increase in loan expense due to the increase in loan volume.

Professional fees expense increased by $176 thousand. This increase was largely due to an increase in Fintech-related consulting fees.

Data processing and communication expense increased by $160 thousand. The increase was primarily driven by data processing projects focusing on improving internal systems.

Insurance, tax and assessment expense increased by $146 thousand. The increase was mainly due to increased expenses related to FDIC assessment.

Mortgage processing expense decreased by $359 thousand. This decrease was driven by a $397 thousand decrease in LSP, LLC services due to increased efficiencies. Following an increase in ownership in late 2017, management has focused on reducing operating costs and overhead expenses.

Marketing, contribution, and sponsorship expense decreased by $187 thousand. This decrease was largely due to focus on more consistent marketing spend throughout the year compared to 2018.

Printing, postage and supplies decreased by $92 thousand. This decrease was mainly due to an increase in printing during 2018 due to new promotions and disclosures.

Return on Average Assets (Annualized)

Excluding discontinued operations, the Company’s return on average assets was 3.27% for the second quarter of 2019, compared to 0.70% for the second quarter of 2018. The increased return for the second quarter of 2019 is a direct result of a $12.1 million increase in earnings, mainly driven by the $13.6 million in holding gain on equity securities, while average total assets increased by $208.9 million, primarily the result of a $182.9 million increase in average total loans and loans held for sale and a $30.9 million increase in average other assets. The increase in other assets is primarily driven by the right-of-use assets totaling $12.9 million related to the implementation of ASU 2016-02, Leases (Topic 842).

Excluding discontinued operations, the Company’s return on average assets was 2.02% for the six months ended June 30, 2019, compared to 0.69% for the six months ended June 30, 2018. The increased return for the six months ended June 30, 2019 is a direct result of a $12.7 million increase in earnings, mainly driven by the $13.8 million in holding gain on equity securities, while average total assets increased by $223.9 million, primarily the result of a $203.0 million increase in average total loans and loans held for sale and a $22.5 million increase in average other assets. The increase in other assets is primarily driven by the right-of-use assets totaling $12.9 million related to the implementation of ASU 2016-02, Leases (Topic 842).

Return on Average Equity (Annualized)

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 31.30% for the second quarter of 2019, compared to 7.40% for the second quarter of 2018. The increased return for the second quarter of 2019 is a direct result of a $12.1 million increase in earnings, mainly driven by the $13.6 million in holding gain on equity securities, while average stockholders’ equity increased by $37.8 million. The increase in average stockholders’ equity was primarily due to a $16.1 million increase in paid-in capital, primarily due to the subordinated debt conversions, and an $18.2 million increase in retained earnings.

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 19.66% for the six months ended June 30, 2019, compared to 7.17% for the six months ended June 30, 2018. The increased return for the six months ended June 30, 2019 is a direct result of a $12.7 million increase in earnings, mainly driven by the $13.8 million in holding gain on equity securities, while average stockholders’ equity increased by $33.1 million. The increase in average stockholders’ equity was primarily due to an $16.9 million increase in paid-in capital, primarily due to the subordinated debt conversions, and a $14.7 million increase in retained earnings.

Overview of the Consolidated Balance Sheets

The greatest balance changes since December 31, 2018 were as follows: total assets increased by $82.0 million, to $1.8 billion, loans increased $22.3 million, to $1.3 billion, investment securities increased $2.7 million, to $234.0 million, deposits increased $68.6 million, to $1.4 billion, borrowings decreased $28.0 million, to $186.9 million, and stockholders’ equity increased by $23.9 million, to $200.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $21.2 million at June 30, 2019, compared to $22.2 million at December 31, 2018.

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

Investment Securities

Investment securities totaled $234.0 million at June 30, 2019, compared to $231.2 million at December 31, 2018. As of June 30, 2019, the investment portfolio is comprised of the following mix of securities:

•44.0% – Municipal securities
•23.5% – U.S. Agency securities
•20.1% – U.S. Sponsored Mortgage-backed securities
•4.5% – Other securities
•7.9% – Equity securities

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

Loans

The Company’s loan portfolio totaled $1.3 billion as of June 30, 2019 and December 31, 2018. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties.

The portfolio consists principally of commercial lending, mortgage lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia.

Loan Concentration

At June 30, 2019 and December 31, 2018, $984.8 million, or 74.2% and $941.0 million, or 72.1%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $11.2 million or 0.84% of total loans at June 30, 2019 compared to $10.9 million or 0.84% of total loans at December 31, 2018. The nominal increase in this ratio was the direct result of the net effect of loan loss provision; in conjunction with growth in outstanding loan balances in the commercial loan and residential real estate loan portfolios since December 31, 2018. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.4 billion at June 30, 2019.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At June 30, 2019, noninterest-bearing balances totaled $270.6 million compared to $213.6 million at December 31, 2018. Of the $270.6 million, noninterest-bearing balances of $89.7 million are related to Fintech opportunities and noninterest-bearing balances of $37.0 million are related to title business funds. The Company and Bank management intend to continue to focus on finding ways to increase the base of noninterest-bearing sources.

Interest-bearing deposits totaled $1.1 billion at June 30, 2019 compared to $1.1 billion at December 31, 2018.

At June 30, 2019, the Bank had brokered deposits of $72.3 million and CDs with other banks of $65.2 million. At December 31, 2018, brokered deposits totaled $142.8 million and CDs with other banks totaled $9.6 million.

Average interest-bearing deposits totaled $1.2 billion during the second quarter of 2019 compared to $1.0 billion during the second quarter of 2018, an increase of $135.3 million. Average noninterest bearing deposits totaled $250.7 million during the second quarter of 2019 compared to $146.1 million during the second quarter of 2018, an increase of $104.5 million. Management will continue to emphasize deposit growth opportunities from the network of current customers and Fintech partners. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB and other borrowings to fund its operations and investments. At June 30, 2019, repurchase agreements totaled $9.4 million compared to $14.9 million at December 31, 2018. In addition to the aforementioned funds alternatives, the Bank has access to more than $148.7 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the six months ended June 30, 2019, cash provided by financing activities totaled $34.3 million, while outflows from investing activity totaled $5.5 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 3.8% and 4.2% in June 2019 and 2018, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	May 2019	May 2018
Berkeley County, WV	3.2%	4.1%
Harrison County, WV	3.8	4.3
Jefferson County, WV	2.7	3.3
Marion County, WV	4.5	5.5
Monongalia County, WV	3.4	3.8
Kanawha County, WV	4.2	5.0
Fairfax County, VA	2.4	2.3
Loudoun County, VA	2.4	2.3

Capital/Stockholders' Equity

For the six months ended June 30, 2019, stockholders’ equity increased approximately $23.9 million to $200.7 million. This increase consists of net income for the year-to-date of $18.6 million, a decrease in other comprehensive loss of $4.3 million, stock based compensation of $826 thousand, and common stock options exercised totaling $331 thousand, offset by dividends paid totaling $1.1 million. As stockholders’ equity increased, the equity to assets ratio increased 0.85% to 10.95%. The Company paid dividends to common shareholders of $872 thousand in the six months ended June 30, 2019 and $526 thousand in the six months ended June 30, 2018, and earned $18.6 million in the six months ended June 30, 2019 versus $5.4 million in the six months ended June 30, 2018, resulting in the dividend payout ratio decreasing from 10.15% in the six months ended June 30, 2018 to 4.76% in the six months ended June 30, 2019.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 9, “Stock Offerings” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At June 30, 2019, accumulated other comprehensive loss totaled $2.5 million, a decrease in the loss of $4.3 million from December 31, 2018. Total securities available-for-sale in an unrealized loss position decreased by $3.9 million to $1.0 million at June 30, 2019. The Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

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

Capital Requirements

The Bank’s total risk-based capital ratio increased from 13.29% at December 31, 2018 to 13.97% at June 30, 2019. The increase in this ratio was largely due to an increase of total capital of $19.7 million.

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

At June 30, 2019, the Company is considered to be well-capitalized.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on June 30, 2019 and December 31, 2018. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement.

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

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2019. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended March 31, 2019, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in an increase in net interest income by 3.8%. An immediate 200-basis point increase in interest rates would result in an increase in net interest income by 3.8%. A 100-basis point decrease in interest rates would result in an increase in net interest income of 1.4%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2019, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MVB Financial Corp.

Date:	July 29, 2019	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	July 29, 2019	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)