Form 10-Q
period 2019-09-30
MVB FINANCIAL CORP
filed 2019-10-28
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of October 27, 2019, the Registrant had 11,824,449 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$22,853	$14,747
Interest bearing balances with banks	13,715	7,474
Total cash and cash equivalents	36,568	22,221
Certificates of deposit with other banks	13,541	14,778
Investment securities available-for-sale, at fair value	226,064	221,614
Equity securities	18,414	9,599
Loans held for sale	159,961	75,807
Loans:	1,382,375	1,304,366
Less: Allowance for loan losses	(11,874)	(10,939)
Net Loans	1,370,501	1,293,427
Premises and equipment, net	25,446	26,545
Bank owned life insurance	34,576	34,291
Accrued interest receivable and other assets	57,251	34,207
Goodwill	19,630	18,480
TOTAL ASSETS	$1,961,952	$1,750,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$274,970	$213,597
Interest bearing	1,181,434	1,095,557
Total deposits	1,456,404	1,309,154

Accrued interest payable and other liabilities	44,083	17,706
Repurchase agreements	9,460	14,925
FHLB and other borrowings	241,641	214,887
Subordinated debt	4,124	17,524
Total liabilities	1,755,712	1,574,196

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 733 issued in 2019 and 783 issued in 2018, respectively (See Footnote 7)	7,334	7,834
Common stock, par value $1; 20,000,000 shares authorized; 11,865,426 shares issued and 11,814,349 shares outstanding in 2019 and 11,658,370 shares issued and 11,607,293 shares outstanding in 2018	11,865	11,658
Additional paid-in capital	120,918	116,897
Retained earnings	69,349	48,274
Accumulated other comprehensive loss	(2,142)	(6,806)
Treasury stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	206,240	176,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,961,952	$1,750,969

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Nine Months Ended September 30		Three Months Ended September 30
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$55,469	$44,777	$19,238	$16,364
Interest on deposits with other banks	379	284	132	103
Interest on investment securities - taxable	2,336	2,655	689	869
Interest on tax exempt loans and securities	2,947	2,458	979	840
Total interest income	61,131	50,174	21,038	18,176

INTEREST EXPENSE
Interest on deposits	13,124	7,938	4,453	3,110
Interest on repurchase agreements	37	49	12	10
Interest on FHLB and other borrowings	3,707	3,110	1,383	1,199
Interest on subordinated debt	728	1,433	156	333
Total interest expense	17,596	12,530	6,004	4,652

NET INTEREST INCOME	43,535	37,644	15,034	13,524
Provision for loan losses	1,557	2,148	657	1,069
Net interest income after provision for loan losses	41,978	35,496	14,377	12,455

NONINTEREST INCOME
Service charges on deposit accounts	985	741	337	275
Income on bank owned life insurance	973	958	224	520
Interchange and debit card transaction fees	472	459	150	167
Mortgage fee income	28,030	24,634	11,496	9,008
Gain on sale of portfolio loans	228	217	50	5
Insurance and investment services income	502	540	179	199
(Loss) gain on sale of available-for-sale securities, net	(179)	327	(11)	1
(Loss) on sale of equity securities, net	(7)	—	—	—
Gain (loss) on derivatives, net	2,689	509	1,108	(728)
Commercial swap fee income	1,146	419	628	6
Holding gain on equity securities	13,767	583	—	623
Other operating income	1,242	958	535	435
Total noninterest income	49,848	30,345	14,696	10,511

NONINTEREST EXPENSES
Salary and employee benefits	40,452	34,487	15,438	11,520
Occupancy expense	3,454	3,178	1,103	1,049
Equipment depreciation and maintenance	2,689	2,439	931	834
Data processing and communications	3,025	2,735	1,068	938
Mortgage processing	2,253	2,751	728	867
Marketing, contributions, and sponsorships	945	966	437	271
Professional fees	3,025	2,548	1,316	1,015
Printing, postage, and supplies	481	597	174	198
Insurance, tax, and assessment expense	1,410	1,333	418	487
Travel, entertainment, dues, and subscriptions	2,719	1,991	1,125	712
Other operating expenses	1,765	1,380	642	526
Total noninterest expense	62,218	54,405	23,380	18,417
Income from continuing operations, before income taxes	29,608	11,436	5,693	4,549
Income tax expense - continuing operations	7,139	2,432	1,347	970
Net income from continuing operations	$22,469	$9,004	$4,346	$3,579
Income (loss) from discontinued operations, before income taxes	575	—	(25)	—
Income tax expense (benefit) - discontinued operations	148	—	(6)	—
Net income (loss) from discontinued operations	$427	$—	$(19)	$—
Net income	$22,896	$9,004	$4,327	$3,579
Preferred dividends	364	366	121	123
Net income available to common shareholders	22,532	8,638	4,206	3,456

Earnings per share from continuing operations - basic	$1.89	$0.80	$0.36	$0.30
Earnings per share from discontinued operations - basic	$0.04	$—	$—	$—
Earnings per share - basic	$1.93	$0.80	$0.36	$0.30
Earnings per share from continuing operations - diluted	$1.84	$0.77	$0.35	$0.29
Earnings per share from discontinued operations - diluted	$0.04	$—	$—	$—
Earnings per share - diluted	$1.88	$0.77	$0.35	$0.29
Cash dividends declared - common shares	$0.125	$0.080	$0.050	$0.030
Weighted average shares outstanding - basic	11,661,581	10,845,166	11,731,774	11,416,202
Weighted average shares outstanding - diluted	11,957,385	11,690,314	12,098,335	13,113,259

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30		Three Months Ended September 30
	2019	2018	2019	2018
Net Income	$22,896	$9,004	$4,327	$3,579

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	7,913	(7,455)	1,362	(2,119)

Income tax effect	(2,137)	2,012	(368)	571

Reclassification adjustment for loss (gain) recognized in income	179	(327)	11	(1)

Income tax effect	(48)	88	(2)	—

Change in defined benefit pension plan	(1,541)	972	(829)	200

Income tax effect	416	(262)	224	(54)

Carrying value adjustment - investment hedge	(162)	—	(36)	—

Income tax effect	44	—	10	—

Total other comprehensive income (loss)	4,664	(4,972)	372	(1,403)

Comprehensive income	$27,560	$4,032	$4,699	$2,176

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at January 1, 2019	7,834	11,658	116,897	48,274	(6,806)	(1,084)	176,773
Net Income	—	—	—	22,896	—	—	22,896
Other comprehensive income	—	—	—	—	4,664	—	4,664
Cash dividends paid ($0.125 per common share)	—	—	—	(1,457)	—	—	(1,457)
Dividends on preferred stock	—	—	—	(364)	—	—	(364)
Stock based compensation	—	—	1,319	—	—	—	1,319
Common stock options exercised	—	80	796	—	—	—	876
Restricted stock units vested	—	10	(10)	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	62	938	—	—	—	1,000
Common stock issued related to Chartwell acquisition (See Note 16)	—	55	978	—	—	—	1,033
Preferred stock redemption	(500)	—	—	—	—	—	(500)
Balance at September 30, 2019	$7,334	$11,865	$120,918	$69,349	$(2,142)	$(1,084)	$206,240

Balance at June 30, 2019	$7,834	$11,764	$118,948	$65,728	$(2,514)	$(1,084)	$200,676
Net Income	—	—	—	4,327	—	—	4,327
Other comprehensive income	—	—	—		372	—	372
Cash dividends paid ($0.05 per common share)	—	—	—	(585)	—	—	(585)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	493	—	—	—	493
Common stock options exercised	—	46	499	—	—	—	545
Restricted stock units vested	—	—	—	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	—	—	—	—	—	—
Common stock issued related to Chartwell acquisition (See Note 16)	—	55	978	—	—	—	1,033
Preferred stock redemption	(500)	—	—	—	—	—	(500)
Balance at September 30, 2019	$7,334	$11,865	$120,918	$69,349	$(2,142)	$(1,084)	$206,240

Balance at January 1, 2018	$7,834	$10,496	$98,698	$37,236	$(2,988)	$(1,084)	$150,192
Net Income	—	—	—	9,004	—	—	9,004
Other comprehensive loss	—	—	—	—	(4,972)	—	(4,972)
Cash dividends paid ($0.08 per common share)	—	—	—	(873)	—	—	(873)
Dividends on preferred stock	—	—	—	(366)	—	—	(366)
Stock based compensation	—	—	920	—	—	—	920
Common stock options exercised	—	153	1,853	—	—	—	2,006
Stranded AOCI (See Note 2)	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017 (See Note 2)	—	—	—	98	(98)	—	—
Restricted stock units vested	—	1	(1)	—	—	—	0
Common stock issued from subordinated debt conversion, net of costs	—	938	14,027	—	—	—	14,965
Balance at September 30, 2018	$7,834	$11,588	$115,497	$45,745	$(8,704)	$(1,084)	$170,876

Balance at June 30, 2018	$7,834	$11,389	$112,321	$42,636	$(7,301)	$(1,084)	$165,795
Net Income	—	—	—	3,579	—	—	3,579
Other comprehensive loss	—	—	—	—	(1,403)	—	(1,403)
Cash dividends paid ($0.03 per common share)	—	—	—	(347)	—	—	(347)
Dividends on preferred stock	—	—	—	(123)	—	—	(123)
Stock based compensation	—	—	394	—	—	—	394
Common stock options exercised	—	56	653	—	—	—	709
Restricted stock units vested		1	(1)	—			—
Common stock issued from subordinated debt conversion, net of costs	—	142	2,130	—	—	—	2,272
Balance at September 30, 2018	$7,834	$11,588	$115,497	$45,745	$(8,704)	$(1,084)	$170,876
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net Income	$22,896	$9,004
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization and accretion of investments	917	994
Net amortization of deferred loan costs	190	105
Provision for loan losses	1,557	2,148
Depreciation and amortization	2,346	2,210
Stock based compensation	1,319	920
Loans originated for sale	(1,151,918)	(933,134)
Proceeds of loans sold	1,095,794	960,856
Mortgage fee income	(28,030)	(24,634)
Gain on sale of available-for-sale securities	(80)	(352)
Loss on sale of available-for-sale securities	259	25
Loss on sale of equity securities	7	—
Gain on sale of portfolio loans	(228)	(217)
Income on bank owned life insurance	(973)	(958)
Deferred taxes	(4,214)	263
Amortization of operating lease right-of-use asset	56	—
Holding (gain) on equity securities	(13,767)	(583)
Other, net	8,088	(3,473)
Net cash (used in) provided by operating activities	(65,781)	13,174
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(52,892)	(19,742)
Maturities/paydowns of investment securities available-for-sale	29,287	16,283
Sales of investment securities available-for-sale	26,996	2,794
Purchases of premises and equipment	(1,134)	(2,164)
Net increase in loans	(78,593)	(190,994)
Purchases of restricted bank stock	(34,507)	(17,750)
Redemptions of restricted bank stock	31,604	17,550
Proceeds from sale of certificates of deposit with banks	1,237	—
Proceeds from sale of other real estate owned	731	362
Proceeds from death benefit of bank owned life insurance policies	688	706
Purchase of equity securities	(1,300)	(2,000)
Sales of equity securities	5,968	—
Net cash used in business combination	(2,651)	—
Net cash used in investing activities	(74,566)	(194,955)
FINANCING ACTIVITIES
Net increase in deposits	147,250	219,606
Net decrease in repurchase agreements	(5,465)	(6,648)
Net change in short-term FHLB & other borrowings	28,416	(67,909)
Principal payments on FHLB & other borrowings	(1,662)	(12,260)
Proceeds from new FHLB & other borrowings	—	50,000
Subordinated debt redemption	(12,400)	—
Subordinated debt conversion	—	(35)
Preferred stock redemption	(500)	—
Common stock options exercised	876	2,006
Cash dividends paid on common stock	(1,457)	(873)
Cash dividends paid on preferred stock	(364)	(366)
Net cash provided by financing activities	154,694	183,521
Increase in cash and cash equivalents	14,347	1,740
Cash and cash equivalents at beginning of period	22,221	20,305
Cash and cash equivalents at end of period	$36,568	$22,045
Business comindation non-cash disclosures:
Assets acquired in business combination (net of cash received)	$3,389	$—
Liabilities assumed in business combination	855	—
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$79	$720
Initial recognition of operating lease right-of-use assets	12,935	—
Initial recognition of operating lease liabilities	15,659	—
Cashless stock options exercised	—	153
Restricted stock units vested	10	1
Common stock converted from subordinated debt	1,000	15,000
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$19,387	$13,607
Income taxes	2,536	107
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank”). MVB Bank’s operating subsidiaries include Potomac Mortgage Group (“PMG” which began doing business under the registered trade name “MVB Mortgage”), MVB Insurance, LLC (“MVB Insurance”), MVB Community Development Corporation (“CDC”), and ProCo Global, Inc. (“ProCo” which began doing business under the registered trade name Chartwell Compliance “Chartwell”).

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements included in the Company’s 2018 filing on Form 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Accounting Changes

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). This pronouncement requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company adopted ASU 2016-02 as of the beginning of the period (January 1, 2019) and has not restated comparative periods. Of the optional practical expedients available under ASU 2016-02, all have been adopted. Upon adoption, the Company recognized right-of-use assets and related lease liabilities totaling $12.9 million and $15.7 million, respectively.

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

Note 2 – Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirement for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under ASC 715-201 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: a) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; b) the amount and timing of plan assets expected to be returned to the employer; c) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; d) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; e) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and f) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: x) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and y) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include removal, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, b) the policy for timing of transfers between levels, c) the valuation process for Level 3 fair value measurements, and d) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: a) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and b) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: a) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; b) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and c) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 will be effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act, which was enacted on December 22, 2017. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amendments in the ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which amounted to $646 thousand.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company has formed an implementation team led by the CFO, that also includes other lines of business and functions within the

Company. The Company has also engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist in the development of models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Company’s consolidated financial statements, we are still in the process of completing our evaluation. In July 2019, the FASB proposed changes to the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company for fiscal year 2020, the proposed delay would be applicable. On October 16, 2019, the FASB approved its proposal to delay the effective date for for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities and plans to release a final ASU in mid-November.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance in September 2017, ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update), in January 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, also in July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements, in December 2018, and in March 2019, ASU 2019-01, Leases (Topic 842): Codification Improvements. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements, for Lessors which provides certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon the adoption of ASU 2016-02, ASU 2018-11, and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $12.9 million and $15.7 million, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties and financing leases of certain office equipment. The Company has no material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company applied certain practical expedients provided under ASU 2016-02 whereby the Company did reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because this election resulted in a lower impact on our balance sheet. The Company utilized the modified-retrospective transition approach prescribed by ASU 2018-11. See Note 5, “Premises and Equipment” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

Note 3 – Investment Securities

There were no held-to-maturity securities at September 30, 2019 or December 31, 2018.

Amortized cost and fair values of investment securities available-for-sale at September 30, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$53,205	$283	$(218)	$53,270
U.S. Sponsored Mortgage-backed securities	50,378	142	(538)	49,982
Municipal securities	108,361	3,693	(30)	112,024
Total debt securities	211,944	4,118	(786)	215,276
Other securities	10,663	128	(3)	10,788
Total investment securities available-for-sale	$222,607	4,246	$(789)	$226,064

Amortized cost and fair values of investment securities available-for-sale at December 31, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$79,041	$14	$(1,625)	$77,430
U.S. Sponsored Mortgage-backed securities	52,154	—	(2,039)	50,115
Municipal securities	84,747	206	(1,192)	83,761
Total debt securities	215,942	220	(4,856)	211,306
Other securities	10,308	68	(68)	10,308
Total investment securities available-for-sale	$226,250	$288	$(4,924)	$221,614

The following table summarizes amortized cost and fair values of debt securities by maturity:

	September 30, 2019
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$90	$(375)
After one year, but within five	18,959	19,079
After five years, but within ten	29,137	29,316
After ten years	163,758	167,256
Total	$211,944	$215,276

Investment securities with a carrying value of $60.2 million at September 30, 2019, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2019, the details of which are included in the following table. Although these securities, if sold at September 30, 2019 would result in a pretax loss of $789 thousand, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2019, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at September 30, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (26)	$8,244	$(18)	$23,455	$(200)
U.S. Sponsored Mortgage-backed securities (33)	4,175	(6)	32,237	(532)
Municipal securities (6)	2,173	(14)	831	(16)
Other securities (1)	—	—	510	(3)
	$14,592	$(38)	$57,033	$(751)

The following table discloses investments in an unrealized loss position at December 31, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (54)	$9,762	$(123)	$63,740	$(1,502)
U.S. Sponsored Mortgage-backed securities (42)	2,360	(32)	47,755	(2,007)
Municipal securities (78)	5,936	(46)	35,955	(1,146)
Other securities (2)	2,452	(48)	1,018	(20)
	$20,510	$(249)	$148,468	$(4,675)

For the three-month periods ended September 30, 2019 and 2018, the Company sold investments available-for-sale of $380 thousand and $2.1 million, respectively. These sales resulted in gross gains of $0 and $27 thousand and gross losses of $11 thousand and $26 thousand, respectively.

For the three-month periods ended September 30, 2019 and 2018, the Company sold equity investments of $0 and $0, respectively.

For the nine-month periods ended September 30, 2019 and 2018, the Company sold investments available-for-sale of $27.0 million and $2.8 million, respectively. These sales resulted in gross gains of $80 thousand and $352 thousand and gross losses of $259 thousand and $25 thousand, respectively.

For the nine-month periods ended September 30, 2019 and 2018, the Company sold equity investments of $6.0 million and $0, respectively. These sales resulted in gross gains of $0 and $0 and gross losses of $7 thousand and $0, respectively.

For the three and nine months ended September 30, 2019, the Company recognized unrealized holding gains of $0 and $13.8 million, respectively, on equity securities held as of September 30, 2019, which was recorded in noninterest income in the consolidated statements of income.

For the three and nine months ended September 30, 2018, the Company recognized unrealized holding losses of $623 thousand and $583 thousand, respectively, on equity securities held as of September 30, 2018, which was recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial and Non-Residential Real Estate	$1,023,866	$941,033
Residential Real Estate	290,978	294,929
Home Equity	59,474	59,015
Consumer	7,972	9,605
Total Loans	$1,382,290	$1,304,582
Deferred loan origination fees and costs, net	85	(216)
Loans receivable	$1,382,375	$1,304,366

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans were $2.5 million and $1.7 million, while the related reserves were $181 thousand and $218 thousand as of September 30, 2019 and December 31, 2018.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2019 and December 31, 2018, the liability for unfunded commitments related to loans held for investment was $284 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
January 1, 2019	$8,605	$1,405	$684	$245	$10,939
Charge-offs	(666)	—	—	(10)	(676)
Recoveries	1	1	2	50	54
Provision (recovery)	1,721	(98)	60	(126)	1,557
ALL balance at September 30, 2019	$9,661	$1,308	$746	$159	$11,874
Individually evaluated for impairment	$1,515	$—	$—	$—	$1,515
Collectively evaluated for impairment	$8,146	$1,308	$746	$159	$10,359

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at July 1, 2019	$8,971	$1,229	$712	$256	$11,168
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	49	49
Provision (recovery)	690	79	34	(146)	657
ALL balance at September 30, 2019	$9,661	$1,308	$746	$159	$11,874

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$7,694	$2,351	$150	$36	$10,231
Collectively evaluated for impairment	1,016,172	288,627	59,324	7,936	1,372,059
Total Loans	1,023,866	290,978	59,474	7,972	1,382,290

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
January 1, 2018	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(616)	(11)	—	(52)	(679)
Recoveries	10	19	58	5	92
Provision	1,827	242	(139)	218	2,148
ALL balance at September 30, 2018	$9,025	$1,369	$624	$421	$11,439
Individually evaluated for impairment	$1,262	$88	$—	$226	$1,576
Collectively evaluated for impairment	$7,763	$1,281	$624	$195	$9,863

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at July 1, 2018	$8,664	$1,172	$602	$213	$10,651
Charge-offs	(292)	—	—	(2)	(294)
Recoveries	—	10	2	1	13
Provision (recovery)	653	187	20	209	1,069
ALL balance at September 30, 2018	$9,025	$1,369	$624	$421	$11,439

The following table summarizes the primary segments of the Company loan portfolio as of September 30, 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$11,704	$3,287	$111	$334	$15,436
Collectively evaluated for impairment	917,580	295,462	57,518	10,129	1,280,689
Total Loans	$929,284	$298,749	$57,629	$10,463	$1,296,125

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2019 and December 31, 2018:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2019
Commercial
Commercial Business	$2,931	$1,141	$531	$3,462	$4,158
Commercial Real Estate	812	366	1,298	2,110	2,188
Acquisition & Development	1,723	8	399	2,122	3,513
Total Commercial	5,466	1,515	2,228	7,694	9,859
Residential	—	—	2,351	2,351	2,426
Home Equity	—	—	150	150	155
Consumer	—	—	36	36	36
Total Impaired Loans	$5,466	$1,515	$4,765	$10,231	$12,476

December 31, 2018
Commercial
Commercial Business	$4,885	$668	$387	$5,272	$5,292
Commercial Real Estate	1,842	375	396	2,238	2,300
Acquisition & Development	—	—	2,224	2,224	3,601
Total Commercial	6,727	1,043	3,007	9,734	11,193
Residential	—	—	2,831	2,831	2,882
Home Equity	—	—	123	123	123
Consumer	—	—	90	90	316
Total Impaired Loans	$6,727	$1,043	$6,051	$12,778	$14,514

Impaired loans have decreased by $2.5 million, or 19.9%, during the nine months ended September 30, 2019. This change is the net effect of multiple factors, including the identification of $924 thousand of impaired loans, payoffs of $1.5 million, partial charge offs of $676 thousand, the foreclosure of two unrelated commercial loans which required the reclassification of $79 thousand to other real estate owned, the reclassification of $1.4 million to performing loans based on improved repayment performance, and normal loan amortization.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Nine Months Ended September 30, 2019			Three Months Ended September 30, 2019
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,345	$—	$—	$3,003	$—	$—
Commercial Real Estate	3,404	121	108	2,596	25	25
Acquisition & Development	2,174	92	91	2,132	31	31
Total Commercial	8,923	213	199	7,731	56	56
Residential	2,955	11	11	2,883	4	4
Home Equity	172	2	2	183	1	1
Consumer	46	—	—	36	—	—
Total	$12,096	$226	$212	$10,833	$61	$61

	Nine Months Ended September 30, 2018			Three Months Ended September 30, 2018
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$4,192	$119	$106	$3,917	$38	$2
Commercial Real Estate	7,060	71	63	6,836	24	21
Acquisition & Development	1,399	—	—	1,158	—	—
Total Commercial	12,651	190	169	11,911	62	23
Residential	2,404	15	11	3,265	5	3
Home Equity	90	1	1	113	—	—
Consumer	139	—	—	233	—	—
Total	$15,284	$206	$181	$15,522	$67	$26

As of September 30, 2019, the Bank’s other real estate owned balance totaled $1.4 million. The Bank held eleven foreclosed residential real estate properties representing $535 thousand, or 39%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included two properties for a total of $294 thousand, while the other included seven properties for a total of $163 thousand. The two remaining residential real estate properties, totaling $79 thousand, were the result of the foreclosure of two unrelated borrowers. The remaining $825 thousand, or 61%, of other real estate owned is the result of the foreclosure of two unrelated commercial development loans. There are eight additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $768 thousand as of September 30, 2019. These loans are included in the table above and have no specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial
Commercial Business	$476,569	$13,961	$13,836	$—	$504,366
Commercial Real Estate	428,044	4,907	1,517	—	434,468
Acquisition & Development	80,054	2,033	2,945	—	85,032
Total Commercial	984,667	20,901	18,298	—	1,023,866
Residential	286,250	2,767	1,846	115	290,978
Home Equity	58,803	521	150	—	59,474
Consumer	7,805	138	29	—	7,972
Total Loans	$1,337,525	$24,327	$20,323	$115	$1,382,290

December 31, 2018
Commercial
Commercial Business	$432,589	$5,290	$5,652	$—	$443,531
Commercial Real Estate	371,309	2,071	2,181	—	375,561
Acquisition & Development	118,754	179	2,879	129	121,941
Total Commercial	922,652	7,540	10,712	129	941,033
Residential	290,602	2,608	1,600	119	294,929
Home Equity	58,100	876	39	—	59,015
Consumer	9,359	164	19	63	9,605
Total Loans	$1,280,713	$11,188	$12,370	$311	$1,304,582

Loans classified as Special Mention totaled $24.3 million and $11.2 million as of September 30, 2019 and December 31, 2018, respectively. The increase of $13.1 million, or 117%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the risk grade downgrade of four loans to unrelated borrowers, totaling $16.5 million, the payoff of an existing loan in the amount of $2.4 million, and normal loan amortization of the loans in the classification. Of the four loans recently classified as Special Mention, the largest balance of $8.3 million, or 63.4% of the increase, is a note secured by subordinate bonds related to a sales-tax increment financing district, which have not been refinanced as timely as anticipated due to delays in the reissuance of senior position bonds. Ongoing development of the district is expected to allow for the refinance of the subordinate bonds in 2020. A second loan, in the amount of $3.4 million, is secured by a senior care facility which has continued to supplement operating results with its liquid assets. Recent changes to its revenue strategy are expected to result in improved performance. A third loan, in the amount of $2.9 million, is secured by a multifamily rental property that has not performed as intended due to a lack of demand from a nearby university. The property is being remarketed to area professionals and is expected to report improved performance. The last of the four loans is a $2.0 million note secured by residential lots adjacent to a hotel resort property. The loan is amortizing and has paid as agreed, however, the risk grade was adjusted due to potential legal issues associated with the primary guarantor. These matters are being monitored and any significant developments will result in reevaluation of the risk grades.

Loans classified as Substandard totaled $20.3 million and $12.4 million as of September 30, 2019 and December 31, 2018, respectively. The increase of $7.9 million, or 64%, was concentrated in the commercial loan portfolio. The increase is primarily the result of the risk grade downgrade of four loans to two unrelated borrowers, totaling $9.6 million, the risk grade upgrade of a $1.0 million loan, and the payoff of two existing loans totaling $1.4 million. Of the four loans recently classified as Substandard, three loans totaling $6.9 million were each provided to a single borrower to finance the acquisition of equipment to be used in the coal industry. Repayment performance has been unsatisfactory and there are no significant expectations of improvement within the industry. The fourth loan, in the amount of $2.7 million, is secured by a senior care facility that has struggled to collect its receivables and government reimbursements in a timely manner, which has placed considerable strain on operating performance, which are not expected to be corrected in the short term. These matters are being monitored and any significant developments will result in reevaluation of the risk grades.

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and non-accrual loans as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
September 30, 2019
Commercial
Commercial Business	$501,063	$255	$308	$2,740	$3,303	$504,366	$3,059	$—
Commercial Real Estate	434,309	159	—	—	159	434,468	303	—
Acquisition & Development	84,749	—	—	283	283	85,032	399	—
Total Commercial	1,020,121	414	308	3,023	3,745	1,023,866	3,761	—
Residential	289,432	—	615	931	1,546	290,978	1,724	—
Home Equity	59,196	153	13	112	278	59,474	112	—
Consumer	7,851	78	20	23	121	7,972	30	—
Total Loans	$1,376,600	$645	$956	$4,089	$5,690	$1,382,290	$5,627	$—

December 31, 2018
Commercial
Commercial Business	$432,097	$6,380	$1,746	$3,308	$11,434	$443,531	$3,684	$—
Commercial Real Estate	374,880	681	—	—	681	375,561	385	—
Acquisition & Development	121,644	—	—	297	297	121,941	426	—
Total Commercial	928,621	7,061	1,746	3,605	12,412	941,033	4,495	—
Residential	291,665	1,000	760	1,504	3,264	294,929	2,442	—
Home Equity	58,575	400	40	—	440	59,015	84	—
Consumer	9,485	28	10	82	120	9,605	82	—
Total Loans	$1,288,346	$8,489	$2,556	$5,191	$16,236	$1,304,582	$7,103	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At September 30, 2019 and December 31, 2018, the Bank had specific reserve allocations for TDR’s of $1.5 million and $439 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $7.8 million and $8.0 million as of September 30, 2019 and December 31, 2018, respectively. Of these totals, $4.6 million and $4.2 million, respectively, represent accruing troubled debt restructured loans and represent 45% and 33%, respectively of total impaired loans. Meanwhile, as of September 30, 2019, $3.1 million represents three loans to two borrowers that have defaulted under the restructured terms. Two of the three loans, totaling $400 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. The third loan, to an unrelated borrower, is a $2.7 million commercial term loan which was previously considered a TDR due to multiple interest only periods being provided. This loan defaulted during the three months ended September 30, 2018. The default is due to delayed payments stemming from ongoing negotiations with respect to a third-party operator that is expected to provide a new source of reliable cash flow to service the required payments of this loan. These negotiations continue as of September 30, 2019. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of September 30, 2019 and December 31, 2018.

Two unrelated commercial loans totaling $272 thousand, and two unrelated consumer loans totaling $49 thousand, were classified as TDR’s in the nine months ended September 30, 2018. Upon the identification of financial difficulties on the part of the borrowers, one of these loans was modified to allow for extended interest-only payments, while the other was modified to lower loan principal and interest payments. These loans have paid as agreed under their modified terms. Two unrelated commercial loans totaling $336 thousand, and two unrelated residential real estate loans totaling $227 thousand, were classified as TDR’s during the six months ended September 30, 2019. Upon the identification of financial difficulties on the part of the borrowers, these loans were modified to lower loan payments by lengthening the amortization period beyond what is typical for a commercial loan of this type. These loans have paid as agreed since they were renewed under modified terms.

	New TDR's [1]
	Nine Months Ended September 30, 2019			Three Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$336	$333	—	$—	$—
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	2	336	333	—	—	—
Residential	2	227	255	2	227	255
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$563	$588	2	$227	$255

	Nine Months Ended September 30, 2018			Three Months Ended September 30, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$272	$272	—	$—	$—
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
Total Commercial	2	272	272	—	—	—
Residential	—	—	—	—	—	—
Home Equity	1	39	39	—	—	—
Consumer	1	10	10	—	—	—
Total	4	$321	$321	—	$—	$—

1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Note 5 – Premises and Equipment

The Company leases certain premises and equipment under operating and finance leases. At September 30, 2019, the Company had lease liabilities totaling $15.3 million and right-of-use assets totaling $12.9 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the nine months ended September 30, 2019, the weighted average remaining lease term for finance leases was 2.9 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.81%. For the three months ended September 30, 2019, the weighted average remaining lease term for finance leases was 2.9 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.81%. For the nine months ended September 30, 2019, the weighted average remaining lease term for operating leases was 11.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.53%. For the three months ended September 30, 2019, the weighted average remaining lease term for operating leases was 11.9 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.53%.

Lease costs were as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019
Amortization of right-of-use assets, finance leases	$58	$18
Interest on lease liabilities, finance leases	6	2
Operating lease cost	1,489	482
Short-term lease cost	57	16
Variable lease cost	30	10
Total lease cost	$1,640	$528

Rent expense for the three and nine months ended September 30, 2018, prior to the adoption of ASU 2016-02, was $503 thousand and $1.5 million, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2019. At September 30, 2019, the Company had leases that had not commenced that will create approximately $2.4 million and $4.1 million of additional lease liabilities and right-of-use assets, respectively, for the Company.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	September 30, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
2019	$84	$1,917
2020	84	1,794
2021	77	1,790
2022	1	1,529
2023	—	1,381
2024 and thereafter	—	10,416
Total future minimum lease payments	$246	$18,827
Less: Amounts representing interest	(10)	(3,785)
Present value of net future minimum lease payments	$236	$15,042

Note 6 – Deposits

Deposits were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Noninterest-bearing demand	$274,970	$213,597
Interest-bearing demand	426,783	376,398
Savings and money markets	374,511	317,697
Time deposits, including CDs and IRAs	380,140	401,462
Total deposits	$1,456,404	$1,309,154

Time deposits that meet or exceed the FDIC insurance limit	$12,458	$15,280

Maturities of time deposits were as follows:

(Dollars in thousands)	September 30, 2019
2019	$182,232
2020	135,953
2021	16,943
2022	23,655
2023	21,357
Total	$380,140

Note 7 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from the FHLB, Federal Reserve discount window borrowings, and Fed Funds purchased from correspondent banks to fund its operations and investments. Short-term borrowings totaled $240.8 million at September 30, 2019, compared to $212.4 million at December 31, 2018.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Balance at end of period	$240,811	$212,395
Average balance during the period	215,921	171,117
Maximum month-end balance	240,811	264,297
Weighted-average rate during the year	2.40%	2.27%
Weighted-average rate at end of period	2.08%	2.62%
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

All of the Company’s repurchase agreements were overnight agreements at September 30, 2019 and December 31, 2018. These borrowings were collateralized with investment securities with a carrying value of $9.8 million and $15.4 million at September 30, 2019 and December 31, 2018, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $9.5 million at September 30, 2019, compared to $14.9 million at December 31, 2018.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Balance at end of period	$9,460	$14,925
Average balance during the period	9,493	18,536
Maximum month-end balance	14,655	20,903
Weighted-average rate during the year	0.47%	0.30%
Weighted-average rate at end of period	0.48%	0.16%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$830	$1,741
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	—	751
	$830	$2,492
Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Balance at end of period	$4,124	$17,524
Average balance during the period	9,535	25,774
Maximum month-end balance	17,524	33,524
Weighted-average rate during the year	6.55%	6.81%
Weighted-average rate at end of period	3.74%	6.57%

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

The Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed on any interest payment date after a date five years from the original issue date. As of September 30, 2019, all subordinated debt notes have been converted or redeemed.

The Company reflects subordinated debt in the amount of $4.1 million as of September 30, 2019 and $17.5 million as of December 31, 2018 and interest expense of $728 thousand and $1.4 million for the nine months ended September 30, 2019 and 2018.

In 2018, $16.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 1,000,000 new shares and provided an annual interest expense savings of $1.1 million.

During the nine months ended September 30, 2019, $1.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 62,500 new shares, and $12.4 million of subordinated debt was redeemed. These transactions provided an annual interest expense savings of $970 thousand.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2019	$240,818
2020	30
2021	32
2022	761
2023	—
Thereafter	4,124
$245,765

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

•Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three or nine months ended September 30, 2019. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$53,270	$—	$53,270
U.S. Sponsored Mortgage backed securities	—	49,982	—	49,982
Municipal securities	—	76,575	35,449	112,024
Other securities	—	10,788	—	10,788
Loans held for sale	—	159,961	—	159,961
Interest rate lock commitment	—	—	2,315	2,315
Interest rate swap	—	6,695	—	6,695
Fair value hedge	—	846	—	846
Liabilities:
Interest rate swap	—	6,695	—	6,695
Fair value hedge	—	1,988	—	1,988
Mortgage-backed security hedges	—	231	—	231

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$77,430	$—	$77,430
U.S. Sponsored Mortgage backed securities	—	50,115	—	50,115
Municipal securities	—	50,639	33,122	83,761
Other securities	—	10,308	—	10,308
Equity securities	6,027	3,272	300	9,599
Loans held for sale	—	75,807	—	75,807
Interest rate lock commitment	—	—	1,750	1,750
Interest rate swap	—	1,375	—	1,375
Interest rate cap	—	8	—	8
Liabilities:
Interest rate swap	—	1,375	—	1,375
Fair value hedge	—	343	—	343
Mortgage-backed security hedges	—	853	—	853

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at January 1, 2019	$1,750	$33,122	$300	$35,172
Realized and unrealized gains included in earnings	565	—	—	565
Purchase of securities	—	682	1,300	1,982
Unrealized gain included in other comprehensive income (loss)	—	10,707	16,814	27,521
Unrealized loss included in other comprehensive income (loss)	—	(9,062)	—	(9,062)
Balance at September 30, 2019	$2,315	$35,449	$18,414	$56,178

Balance at July 1, 2019	$2,541	$30,537	$1,550	$34,628
Realized and unrealized gains included in earnings	(226)	—	—	(226)
Purchase of securities	—	573	50	623
Unrealized gain included in other comprehensive income (loss)	—	4,339	16,814	21,153
Unrealized loss included in other comprehensive income (loss)	—	—	—	—
Balance at September 30, 2019	$2,315	$35,449	$18,414	$56,178

Balance at January 1, 2018	$1,426	$22,909	$900	$25,235
Realized and unrealized gains included in earnings	246	—	672	918
Purchase of securities	—	6,232	2,000	8,232
Unrealized gain included in other comprehensive income (loss)	—	1,541	—	1,541
Unrealized loss included in other comprehensive income (loss)	—	(1,358)	—	(1,358)
Balance at September 30, 2018	$1,672	$29,324	$3,572	$34,568

Balance at July 1, 2018	$2,375	$28,173	$900	$31,448
Realized and unrealized losses included in earnings	(703)	—	672	(31)
Purchase of securities	—	—	2,000	2,000
Unrealized gain included in other comprehensive income (loss)	—	1,787	—	1,787
Unrealized loss included in other comprehensive income (loss)	—	(636)	—	(636)
Balance at September 30, 2018	$1,672	$29,324	$3,572	$34,568

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

•Equity securities – Equity securities are recorded at fair value on a nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three or nine months ended September 30, 2019. Valuation techniques are consistent with techniques used in prior periods.

Assets measured at fair value on a nonrecurring basis as of September 30, 2019 and December 31, 2018 are included in the table below:

	September 30, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$8,716	$8,716
Other real estate owned	—	—	1,361	1,361
Equity securities	—	—	18,414	18,414

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,735	$11,735
Other real estate owned	—	—	2,145	2,145

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at September 30, 2019 and December 31, 2018.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2019
Nonrecurring measurements:
Impaired loans	$8,716	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,361	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities (Local TIF bonds)	$35,449	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$18,414	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$2,315	Pricing model	Pull through rates	77% - 82%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2018
Nonrecurring measurements:
Impaired loans	$11,735	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,145	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities (Local TIF bonds)	$33,122	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$300	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$1,750	Pricing model	Pull through rates	80% - 88%
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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2019
Financial assets:
Cash and cash equivalents	$36,568	$36,568	$36,568	$—	$—
Certificates of deposits with other banks	13,541	13,540	—	13,540	—
Securities available-for-sale	225,218	225,218	—	189,769	35,449
Equity securities	18,414	18,414	—	—	18,414
Loans held for sale	159,961	159,961	—	159,961	—
Loans, net	1,370,501	1,371,646	—	—	1,371,646
Mortgage servicing rights	315	315	—	—	315
Interest rate lock commitment	2,315	2,315	—	—	2,315
Interest rate swap	6,695	6,695	—	6,695	—
Accrued interest receivable	7,585	7,585	—	1,800	5,785

Financial liabilities:
Deposits	$1,456,404	$1,421,521	$—	$1,421,521	$—
Repurchase agreements	9,460	9,460	—	9,460	—
FHLB and other borrowings	241,641	241,641	—	241,641	—
Mortgage-backed security hedges	231	231	—	231	—
Interest rate swap	6,695	6,695	—	6,695	—
Fair value hedge	1,988	1,988	—	1,988	—
Accrued interest payable	1,018	1,018	—	1,018	—
Subordinated debt	4,124	4,124	—	4,124	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$22,221	$22,221	$22,221	$—	$—
Certificates of deposits with other banks	14,778	14,300	—	14,300	—
Securities available-for-sale	221,614	221,614	—	188,492	33,122
Equity securities	9,599	9,599	6,027	3,272	300
Loans held for sale	75,807	75,807	—	75,807	—
Loans, net	1,293,427	1,276,065	—	—	1,276,065
Mortgage servicing rights	173	173	—	—	173
Interest rate lock commitment	1,750	1,750	—	—	1,750
Interest rate swap	1,375	1,375	—	1,375	—
Interest rate cap	8	8	—	8	—
Accrued interest receivable	7,710	7,710	—	1,368	6,342

Financial liabilities:
Deposits	$1,309,154	$1,249,164	$—	$1,249,164	$—
Repurchase agreements	14,925	14,925	—	14,925	—
FHLB and other borrowings	214,887	214,969	—	214,969	—
Mortgage-backed security hedges	853	853	—	853	—
Interest rate swap	1,375	1,375	—	1,375	—
Fair value hedge	343	343	—	343	—
Accrued interest payable	1,064	1,064	—	1,064	—
Subordinated debt	17,524	18,250	—	18,250	—

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

On August 27, 2019, the Company redeemed preferred stock in the amount of $500 thousand.

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

	Nine Months Ended September 30		Three Months Ended September 30
(Dollars in thousands except shares and per share data)	2019	2018	2019	2018
Numerator for basic earnings per share:
Net income from continuing operations	$22,469	$9,004	$4,346	$3,579
Less: Dividends on preferred stock	364	366	121	123
Net income from continuing operations available to common shareholders - basic	22,105	8,638	4,225	3,456
Net income from discontinued operations available to common shareholders - basic and diluted	427	—	(19)	—
Net income available to common shareholders	$22,532	$8,638	$4,206	$3,456

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$22,105	$8,638	$4,225	$3,456
Add: Dividends on convertible preferred stock	—	366	—	123
Add: Interest on subordinated debt (tax effected)	—	—	—	228
Net income from continuing operations available to common shareholders - diluted	$22,105	$9,004	$4,225	$3,807

Denominator:
Total average shares outstanding	11,661,581	10,845,166	11,731,774	11,416,202
Effect of dilutive convertible preferred stock	—	489,625	—	489,625
Effect of dilutive convertible subordinated debt	—	—	—	900,000
Effect of dilutive stock options and restricted stock units	295,804	355,523	366,561	307,432
Total diluted average shares outstanding	11,957,385	11,690,314	12,098,335	13,113,259

Earnings per share from continuing operations - basic	$1.89	$0.80	$0.36	$0.30
Earnings per share from discontinued operations - basic	$0.04	$—	$—	$—
Earnings per share - basic	$1.93	$0.80	$0.36	$0.30
Earnings per share from continuing operations - diluted	$1.84	$0.77	$0.35	$0.29
Earnings per share from discontinued operations - diluted	$0.04	$—	$—	$—
Earnings per share - diluted	$1.88	$0.77	$0.35	$0.29

For the three months ended September 30, 2019 and 2018, approximately 389 and 377 thousand, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the nine months ended September 30, 2019 and 2018, approximately 396 thousand and 1.2 million, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended September 30, 2019 and 2018, approximately 116 and 54 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the nine months ended September 30, 2019 and 2018, approximately 137 and 44 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 11 – Segment Reporting

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. The fintech division and Chartwell reside in the commercial and retail banking segment. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

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

Based on a measurement period that ended June 30, 2019, the Company has earned and is reasonably assured to receive an earn-out payment related to the Asset Purchase Agreement with USI. As of June 30, 2019, the Company estimated the earn-out payment to be $600 thousand. This estimate recorded as contingent consideration from discontinued operations. On August 27, 2019, the Company adjusted the estimate recorded in the second quarter of 2019 to match the earn-out payment received of $575 thousand.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three month periods ended September 30, 2019 and September 30, 2018 are as follows:

Three Months Ended September 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$19,299	$2,288	$9	$(558)	$21,038
Interest expense	4,806	1,811	156	(769)	6,004
Net interest income	14,493	477	(147)	211	15,034
Provision for loan losses	625	32	—	—	657
Net interest income after provision for loan losses	13,868	445	(147)	211	14,377

Noninterest Income:
Mortgage fee income	121	11,587	—	(212)	11,496
Other income	2,138	1,112	1,516	(1,566)	3,200
Total noninterest income	2,259	12,699	1,516	(1,778)	14,696

Noninterest Expenses:
Salaries and employee benefits	4,820	8,318	2,300	—	15,438
Other expense	6,113	2,142	1,254	(1,567)	7,942
Total noninterest expenses	10,933	10,460	3,554	(1,567)	23,380

Income (loss) from continuing operations, before income taxes	5,194	2,684	(2,185)	—	5,693
Income tax expense (benefit) - continuing operations	1,130	725	(508)	—	1,347
Net income (loss) from continuing operations	4,064	1,959	(1,677)	—	4,346
Income (loss) from discontinued operations, before income taxes	—	—	(25)	—	(25)
Income tax expense (benefit) - discontinued operations	—	—	(6)	—	(6)
Net income (loss) from discontinued operations	—	—	(19)	—	(19)
Net income (loss)	$4,064	$1,959	$(1,696)	$—	$4,327
Preferred stock dividends	—	—	121	—	121
Net income (loss) available to common shareholders	$4,064	$1,959	$(1,817)	$—	$4,206

Capital Expenditures for the three month period ended September 30, 2019	$412	$56	$37	$—	$505
Total Assets as of September 30, 2019	1,959,817	272,007	210,715	(480,587)	1,961,952
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of September 30, 2019	2,748	16,882	—	—	19,630
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Three Months Ended September 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$16,506	$1,763	$1	$(94)	$18,176
Interest expense	3,664	1,138	333	(483)	4,652
Net interest income	12,842	625	(332)	389	13,524
Provision for loan losses	1,025	44	—	—	1,069
Net interest income after provision for loan losses	11,817	581	(332)	389	12,455

Noninterest income:
Mortgage fee income	152	9,246	—	(390)	9,008
Other income	2,203	(738)	1,706	(1,668)	1,503
Total noninterest income	2,355	8,508	1,706	(2,058)	10,511

Noninterest Expense:
Salaries and employee benefits	3,493	6,047	1,980	—	11,520
Other expense	5,274	2,147	1,145	(1,669)	6,897
Total noninterest expenses	8,767	8,194	3,125	(1,669)	18,417

Income (loss) from continuing operations, before income taxes	5,405	895	(1,751)	—	4,549
Income tax expense (benefit) - continuing operations	1,121	229	(380)	—	970
Net income (loss) from continuing operations	4,284	666	(1,371)	—	3,579
Income from discontinued operations, before income taxes	—	—	—	—	—
Income tax expense - discontinued operations	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$4,284	$666	$(1,371)	$—	$3,579
Preferred stock dividends	—	—	123	—	123
Net income (loss) available to common shareholders	$4,284	$666	$(1,494)	$—	$3,456

Capital Expenditures for the three month period ended September 30, 2018	$808	$128	$65	$—	$1,001
Total Assets as of September 30, 2018	1,722,542	170,931	191,033	(361,402)	1,723,104
Total Assets as of December 31, 2017	1,531,496	149,323	184,599	(331,116)	1,534,302
Goodwill as of September 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Nine Months Ended September 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$56,446	$5,858	$12	$(1,185)	$61,131
Interest expense	14,303	4,303	728	(1,738)	17,596
Net interest income	42,143	1,555	(716)	553	43,535
Provision for loan losses	1,497	60	—	—	1,557
Net interest income after provision for loan losses	40,646	1,495	(716)	553	41,978

Noninterest Income:
Mortgage fee income	507	28,076	—	(553)	28,030
Other income	19,168	2,723	4,790	(4,863)	21,818
Total noninterest income	19,675	30,799	4,790	(5,416)	49,848

Noninterest Expenses:
Salaries and employee benefits	13,435	20,515	6,502	—	40,452
Other expense	16,958	6,009	3,662	(4,863)	21,766
Total noninterest expenses	30,393	26,524	10,164	(4,863)	62,218

Income (loss) from continuing operations, before income taxes	29,928	5,770	(6,090)	—	29,608
Income tax expense (benefit) - continuing operations	6,969	1,574	(1,404)	—	7,139
Net income (loss) from continuing operations	22,959	4,196	(4,686)	—	22,469
Income (loss) from discontinued operations, before income taxes	—	—	575	—	575
Income tax expense (benefit) - discontinued operations	—	—	148	—	148
Net income (loss) from discontinued operations	—	—	427	—	427
Net income (loss)	$22,959	$4,196	$(4,259)	$—	$22,896
Preferred stock dividends	—	—	364	—	364
Net income (loss) available to common shareholders	$22,959	$4,196	$(4,623)	$—	$22,532

Capital Expenditures for the nine month period ended September 30, 2019	$915	$83	$136	$—	$1,134
Total Assets as of September 30, 2019	1,959,817	272,007	210,715	(480,587)	1,961,952
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of September 30, 2019	2,748	16,882	—	—	19,630
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Nine Months Ended September 30, 2018	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$45,772	$4,870	$3	$(471)	$50,174
Interest expense	9,503	2,945	1,433	(1,351)	12,530
Net interest income	36,269	1,925	(1,430)	880	37,644
Provision for loan losses	2,067	81	—	—	2,148
Net interest income after provision for loan losses	34,202	1,844	(1,430)	880	35,496

Noninterest Income:
Mortgage fee income	444	25,071	—	(881)	24,634
Other income	5,052	485	4,748	(4,574)	5,711
Total noninterest income	5,496	25,556	4,748	(5,455)	30,345

Noninterest Expenses:
Salaries and employee benefits	10,946	18,289	5,252	—	34,487
Other expense	14,803	6,566	3,124	(4,575)	19,918
Total noninterest expenses	25,749	24,855	8,376	(4,575)	54,405

Income (loss) from continuing operations, before income taxes	13,949	2,545	(5,058)	—	11,436
Income tax expense (benefit) - continuing operations	2,932	654	(1,154)	—	2,432
Net income (loss) from continuing operations	11,017	1,891	(3,904)	—	9,004
Income from discontinued operations, before income taxes	—	—	—	—	—
Income tax expense - discontinued operations	—	—	—	—	—
Net income from discontinued operations	—	—	—	—	—
Net income (loss)	$11,017	$1,891	$(3,904)	$—	$9,004
Preferred stock dividends	—	—	366	—	366
Net income (loss) available to common shareholders	$11,017	$1,891	$(4,270)	$—	$8,638

Capital Expenditures for the three month period ended September 30, 2018	$1,820	$235	$109	$—	$2,164
Total Assets as of September 30, 2018	1,722,542	170,931	191,033	(361,402)	1,723,104
Total Assets as of December 31, 2017	1,531,496	149,323	184,599	(331,116)	1,534,302
Goodwill as of September 30, 2018	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended September 30, 2019, the Commercial & Retail Banking segment earned $4.1 million compared to $4.3 million in 2018. Net interest income increased by $1.7 million, primarily the result of an increase of $2.8 million in interest and fees on loans, which was partially offset by an increase of $1.3 million in interest on deposits. The increase in interest and fees on loans was the result of an increase of $167.9 million in the average balance of loans. The increase in interest on deposits was the result of an increase of $71.3 million in the average balance of deposits. Noninterest income decreased by $296 thousand which was the result of a decrease of $624 thousand in the holding gain on equity securities and a decrease of $297 thousand in the income on bank-owned life insurance. These decreases were partially offset by an increase of $623 thousand in commercial swap fee income. Noninterest expense increased by $2.2 million, primarily the result of an increase of $1.3 million in salaries and employee benefits expense, an increase of $338 thousand in professional fees, an increase of $244 thousand in occupancy and equipment expense, an increase of $158 thousand in marketing, contributions, and sponsorships, and an increase of $111 thousand in travel, entertainment, dues, and subscriptions. The increase in salaries and employee benefits expense is primarily the result of the build out of the Fintech team. In addition, provision expense decreased $400 thousand due to the result of the net impact of changes in outstanding loan portfolios, changes in the level of recognized charge offs, changes in historical loss rates, and changes in the level of specific loan loss allocations.

For the nine months ended September 30, 2019, the Commercial & Retail Banking segment earned $23.0 million compared to $11.0 million in 2018. Net interest income increased by $5.9 million, primarily the result of an increase of $10.4 million in interest and fees on loans, which was partially offset by an increase of $5.2 million in interest on deposits. The increase in interest and fees on loans was the result of an increase of $188.7 million in the average balance of loans. The increase in interest on deposits was the result of an increase of $109.5 million in the average balance of deposits. Noninterest income increased by $13.6 million which was the result of an increase of $13.1 million in the holding gain on equity securities and an increase of $727 thousand in commercial swap fee income. Noninterest expense increased by $4.6 million, primarily the result of an increase of $2.5 million in salaries and employee benefits expense, an increase of $678 thousand in occupancy and equipment expense, an increase of $480 thousand in other operating expenses, an increase of $471 thousand in professional fees, an increase of $259 thousand in travel, entertainment, dues, and subscriptions, an increase of $214 thousand in data processing and communications expense, and an increase of $107 thousand in insurance tax, and assessment expense. In addition, provision expense decreased $570 thousand due to the result of the net impact of changes in outstanding loan portfolios, changes in the level of recognized charge offs, changes in historical loss rates, and changes in the level of specific loan loss allocations.

Mortgage Banking

For the three months ended September 30, 2019, the Mortgage Banking segment earned $2.0 million compared to $666 thousand in 2018. Net interest income decreased $148 thousand, which was the result of an increase of $673 thousand in interest on FHLB and other borrowings, which was partially offset by an increase of $525 thousand in interest and fees on loans. The increase in interest on FHLB and other borrowings was due to an increase of $53.0 million in average borrowings and an increase in short-term borrowing rates. Noninterest income increased by $4.2 million, primarily the result of an increase of $2.3 million in mortgage fee income and an increase of $1.9 million in the gain on derivative. The increase in mortgage fee income was driven by the increase in mortgage closed production volume, which increased by $192.4 million, or 51.7% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in the gain on derivatives was largely the result of a $49.3 million increase in the derivative asset, as the locked pipeline of residential mortgage loans related to the derivative asset decreased 1.1% in the third quarter of 2019 compared to a decrease of 19.6% in the third quarter of 2018. Noninterest expense increased by $2.3 million, which was the result of an increase of $2.3 million in salaries and employee benefits expense, due to an increase in mortgage production.

For the nine months ended September 30, 2019, the Mortgage Banking segment earned $4.2 million compared to $1.9 million in 2018. Net interest income decreased by $370 thousand, primarily the result of an increase of $1.4 million in the interest on FHLB and other borrowings, which was partially offset by an increase of $988 thousand in interest and fees on loans. The increase in interest on FHLB and other borrowings was due to an increase of $26.5 million in average borrowings and an increase in short-term borrowing rates. Noninterest income increased by $5.2 million, primarily the result of an increase of $3.0 million in mortgage fee income and an increase of $2.2 million in gain on derivatives. The increase in mortgage fee income was driven by the increase in mortgage closed production volume, which increased by $200.2 million or 18.1% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in gain on derivatives of $2.2 million, was largely the result of a 94.1% increase in the locked mortgage pipeline for the nine months ended September 30, 2019 compared to a 34.0% increase in the locked mortgage pipeline for the nine months ended September 30, 2018. Noninterest expense increased by $1.7 million, which was the result of an increase of $2.2 million in salaries and employees benefits expense and an increase of $424 thousand in travel, entertainment, dues, and subscriptions. These increases were partially offset by a decrease of $498 thousand in mortgage processing expense, a decrease of $241 thousand in occupancy and equipment expense, and a decrease of $110 thousand in professional fees.

Financial Holding Company

For the three months ended September 30, 2019, excluding discontinued operations, the Financial Holding Company segment lost $1.7 million compared to a loss of $1.4 million in 2018. Interest expense decreased $177 thousand, noninterest income decreased $190 thousand, and noninterest expense increased $429 thousand. In addition, the income tax benefit increased $128 thousand. The decrease in interest expense was due to a $177 thousand decrease in interest on subordinated debt. The increase in noninterest income was primarily the result of an decrease of $103 thousand in intercompany services income related to Regulation W and a decrease of $113 thousand in other operating income. The increase in noninterest expense was primarily the result of an increase of $320 thousand in salaries and employee benefits expenses and an increase of $109 thousand in other operating expenses.

For the nine months ended September 30, 2019, excluding discontinued operations, the Financial Holding Company segment lost

$4.7 million compared to a loss of $3.9 million in 2018. Interest expense decreased $705 thousand, noninterest income increased $42 thousand, and noninterest expense increased $1.8 million. In addition, the income tax benefit decreased $250 thousand. The decrease in interest expense was due to a $705 thousand decrease in interest on subordinated debt. The increase in noninterest income was primarily the result of an increase of $289 thousand in intercompany services income related to Regulation W and an increase of $46 thousand in the holding gain on equity securities. These increases were offset by a decrease of $193 thousand in gain on sale of securities. The increase in noninterest expense was primarily the result of an increase of $1.3 million in salaries and employee benefits expense, an increase of $269 thousand in other operating expenses, an increase of $115 thousand in professional fees, an increase of $88 thousand in occupancy and equipment expense, an increase of $47 thousand in travel, entertainment, dues, and subscriptions, and an increase of $46 thousand in data processing and communications.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of September 30, 2019 and 2018 is as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Service cost	$—	$—	$—	$—
Interest cost	294	264	98	88
Expected Return on Plan Assets	(306)	(279)	(102)	(93)
Amortization of Net Actuarial Loss	204	230	68	77
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$192	$215	$64	$72
Contributions Paid	$270	$337	$90	$179

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $681 thousand and $377 thousand as of September 30, 2019 and December 31, 2018, respectively. Service cost was $102 thousand and $94 thousand for the three-month periods ended September 30, 2019 and 2018, respectively. Service cost was $305 thousand and $282 thousand for the nine-month periods ended September 30, 2019 and 2018, respectively.

Note 13 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains (losses)	$(179)	$327	$(11)	$1	Gain (loss) on sale of securities
	(179)	327	(11)	1	Total before tax
	48	(88)	2	—	Income tax expense
	(131)	239	(9)	1	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(204)	(230)	(68)	(77)	Salaries and benefits
	(204)	(230)	(68)	(77)	Total before tax
	55	62	18	21	Income tax expense
	(149)	(168)	(50)	(56)	Net of tax
Investment hedge
Carrying value adjustment	162	—	36	—	Interest on investment securities - taxable
	162	—	36	—	Total before tax
	(44)	—	(10)	—	Income tax expense
	118	—	26	—	Net of tax

Total reclassifications	$(162)	$71	$(33)	$(55)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at December 31, 2018	$(3,384)	$(3,422)	$—	$(6,806)
Other comprehensive income (loss) before reclassification	5,776	(1,274)	—	4,502
Amounts reclassified from AOCI	131	149	(118)	162
Net current period OCI	5,907	(1,125)	(118)	4,664
Balance at September 30, 2019	$2,523	$(4,547)	$(118)	$(2,142)

Balance at July 1, 2019	$1,520	$(3,942)	$(92)	$(2,514)
Other comprehensive income (loss) before reclassification	994	(655)	—	339
Amounts reclassified from AOCI	9	50	(26)	33
Net current period OCI	1,003	(605)	(26)	372
Balance at September 30, 2019	$2,523	$(4,547)	$(118)	$(2,142)

Balance at December 31, 2017	(5)	(2,983)	—	(2,988)
Other comprehensive income (loss) before reclassification	(5,443)	542	—	(4,901)
Amounts reclassified from AOCI	(239)	168	—	(71)
Net current period OCI	(5,682)	710	—	(4,972)
Stranded AOCI	—	(646)	—	(646)
Mark to Market on equity positions held at December 31, 2017	(98)	—	—	(98)
Balance at September 30, 2018	$(5,785)	$(2,919)	$—	$(8,704)

Balance at July 1, 2018	(4,236)	(3,065)	—	(7,301)
Other comprehensive income (loss) before reclassification	(1,548)	90	—	(1,458)
Amounts reclassified from AOCI	(1)	56	—	55
Net current period OCI	(1,549)	146	—	(1,403)
Balance at September 30, 2018	$(5,785)	$(2,919)	$—	$(8,704)

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

Debit Card and Interchange Income

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

Consulting Income

Consulting income is comprised of consulting revenue generated by Chartwell. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Chartwell evaluates the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Chartwell's services included in its contracts are distinct from one another. Chartwell determines the transaction price for each contract based upon the consideration it expects to receive for the distinct services being provided under the contract. Chartwell recognizes revenue as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, Chartwell considers factors such as contract terms, payment terms, an whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans, financial models, and other risk management services to customers within financial industries. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement. For more information on Chartwell, please see Note 16, “Business Combination” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Service charges on deposit accounts	$985	$741	$337	$275
Debit card and interchange income	472	459	150	167
Consulting income	25	—	25	—
Other	379	144	108	87
Noninterest income in scope of Topic 606	2,264	1,489	753	617
Noninterest income out of scope of Topic 606	47,584	28,856	13,943	9,894
Total noninterest income	$49,848	$30,345	$14,696	$10,511

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

Based on a measurement period that ended June 30, 2019, the Company has earned and is reasonably assured to receive an earn-out payment related to the Asset Purchase Agreement with USI. As of June 30, 2019, the Company estimated the earn-out payment to be $600 thousand. This estimate was recorded as contingent consideration from discontinued operations. On August 27, 2019, the Company adjusted the estimate recorded in the second quarter of 2019 to match the earn-out payment received of $575 thousand.

There were no assets or liabilities related to discontinued operations at September 30, 2019 or December 31, 2018.

Net income from discontinued operations, net of tax, for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Nine Months Ended September 30		Three Months Ended September 30
(Dollars in thousands)	2019	2018	2019	2018
NONINTEREST INCOME
Other operating income	$575	$—	$(25)	$—
Total noninterest income	575	—	(25)	—

Income from discontinued operations, before income taxes	$575	$—	$(25)	$—
Income tax expense - discontinued operations	148	—	(6)	—
Net income from discontinued operations	$427	$—	$(19)	$—
Note 16 – Business Combination

On September 13, 2019 the Bank purchased full equity rights of Chartwell Compliance headquartered in Bethesda, Maryland. Purchase consideration for the acquisition totaled $4.1 million, including a cash payment of $3.1 million and the delivery $1.0 million of MVB common stock. Additionally, contingent consideration will be given to the previous owners if outlined future financial conditions of the company are met. Management estimated the fair value of the earnout utilizing the Black-Scholes option pricing model.

Chartwell Compliance provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. As a stand-alone subsidiary of MVB Bank, Inc., Chartwell Compliance will expand its services to both Fintech and bank clients. Chartwell will coordinate with MVB Bank’s current compliance officers and be charged to help create and implement strategy and provide expert compliance resources to aid MVB in carrying out stringent and faster new client due diligence. Chartwell also will conduct enhanced monitoring and testing of clients.

The Company has accounted for the purchases under the acquisition method of accounting in accordance with FASB ASC topic 805, “Business Combinations,” whereby the acquired assets and liabilities were recorded by the Bank at their estimated fair values as of their acquisition date. The acquired assets and assumed liabilities of Chartwell Compliance were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of Chartwell Compliance.

The following table provides the purchase price as of the acquisition date, the identifiable assets acquired and liabilities assumed at their estimated fair values, and the resulting goodwill of $1.2 million recorded from the acquisition.

(Dollars in thousands)	As of September 13, 2019
Purchase Price Consideration:
Cash consideration	$3,077
Closing MVB shares	1,033
Total purchase consideration	$4,110
Assets acquired at fair value:
Cash and cash equivalents	$426
Accounts receivable	165
Furniture and equipment, net	4
Intangibles, net	3,220
Total fair value of assets acquired	$3,815
Liabilities assumed at fair value:
Other liabilities	$855
Total fair value of liabilities acquired	$855
Net assets acquired at fair value:	$2,960
Amount of goodwill resulting from acquisition	$1,150

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2019 and December 31, 2018 and the results of our operations for the three and nine months ended September 30, 2019 and 2018. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in this Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

•our ability to successfully execute business plans, manage risks, and achieve objectives;
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
•changes in financial market conditions, either internationally, nationally, or locally in areas in which we conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development, and real estate prices;
•fluctuations in markets for equity, fixed-income, commercial paper, and other securities, including availability, market liquidity levels, and pricing; changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;
•our ability to successfully conduct acquisitions and integrate acquired businesses;
•potential difficulties in expanding our businesses in existing and new markets;
•increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;
•changes in fiscal, monetary, regulatory, trade and tax policies and laws, including the recently enacted Tax Reform Act, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the (Federal Reserve, and the FDIC);
•the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact our ability and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;
•the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees that our subsidiaries may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;
•continuing consolidation in the financial services industry; new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;
•success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
•changes in consumer spending and savings habits;
•increased competitive challenges and expanding product and pricing pressures among financial institutions;
•inflation and deflation;
•technological changes and our implementation of new technologies;

•our ability to develop and maintain secure and reliable information technology systems;
•legislation or regulatory changes which adversely affect our operations or business;
•our ability to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies;
•costs of deposit insurance and changes with respect to FDIC insurance coverage levels; and
•other risks and uncertainties detailed in Part I, Item 1A, Risk Factors in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018.

Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

Summary of Results of Operations

	Nine Months Ended September 30		Three Months Ended September 30
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Earnings and Per Share Data:
Net income from continuing operations	$22,469	$9,004	$4,346	$3,579
Net income from discontinued operations	427	—	(19)	—
Net income	22,896	9,004	4,327	3,579
Net income available to common shareholders	22,532	8,638	4,206	3,456
Earnings per share from continuing operations - basic	1.89	0.80	0.36	0.30
Earnings per share from discontinued operations - basic	0.04	—	—	—
Earnings per share - basic	1.93	0.80	0.36	0.30
Earnings per share from continuing operations - diluted	1.84	0.77	0.35	0.29
Earnings per share from discontinued operations - diluted	0.04	—	—	—
Earnings per share - diluted	1.88	0.77	0.35	0.29
Cash dividends paid per common share	0.125	0.08	0.05	0.03
Book value per common share	16.84	14.13	16.84	14.13
Weighted average shares outstanding - basic	11,661,581	10,845,166	11,731,774	11,416,202
Weighted average shares outstanding - diluted	11,957,385	11,690,314	12,098,335	13,113,259

Performance Ratios:
Return on average assets - continuing operations [1]	1.64%	0.75%	0.92%	0.85%
Return on average assets - discontinued operations [1]	0.03%	—%	—%	—%
Return on average assets [1]	1.67%	0.75%	0.92%	0.85%
Return on average equity - continuing operations [1]	15.69%	7.65%	8.54%	8.53%
Return on average equity - discontinued operations [1]	0.30%	—%	(0.04)%	—%
Return on average equity [1]	15.99%	7.65%	8.50%	8.53%
Net interest margin [2]	3.45%	3.37%	3.42%	3.43%
Efficiency ratio [3]	66.63%	80.02%	78.64%	76.63%
Overhead ratio 1 4	4.55%	4.52%	4.96%	4.38%

Asset Quality Data and Ratios:
Charge-offs	$676	$679	$—	$294
Recoveries	$54	$92	$49	$13
Net loan charge-offs to total loans 1 5	0.06%	0.06%	(0.01)%	0.09%
Allowance for loan losses	$11,874	$11,439	$11,874	$11,439
Allowance for loan losses to total loans [6]	0.86%	0.88%	0.86%	0.88%
Nonperforming loans	$5,627	$12,846	$5,627	$12,846
Nonperforming loans to total loans	0.41%	0.99%	0.41%	0.99%

Capital Ratios:
Equity to assets	10.51%	9.92%	10.51%	9.92%
Bank Leverage ratio	9.88%	10.31%	9.88%	10.31%
Bank Common equity Tier 1 capital ratio	11.83%	12.68%	11.83%	12.68%
Bank Tier 1 risk-based capital ratio	11.83%	12.68%	11.83%	12.68%
Bank Total risk-based capital ratio	12.62%	13.56%	12.62%	13.56%
1 Annualized for the quarterly periods presented
2 Net interest income as a percentage of average interest earning assets
3 Noninterest expense as a percentage of net interest income and noninterest income
4 Noninterest expense as a percentage of average assets
5 Charge-offs less recoveries
6 Excludes loans held for sale

Introduction

Corporate Overview

MVB Financial Corp. is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, MVB CDC, and Chartwell.

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

Chartwell Compliance, based from Bethesda, Maryland, was acquired by MVB on September 13, 2019. Chartwell Compliance provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell will expand its services to both Fintech clients and banks, coordinating with MVB Bank’s current compliance officers and helping create and implement strategy and provide expert compliance resources to aid MVB in carrying out stringent and faster new client due diligence.

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
•Debit and credit cards;
•Cashier’s checks and money orders;
•Safe deposit rental facilities; and
•Non-deposit investment services.

The Company is also involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. The dedicated Fintech sales team is based in Salt Lake City, UT and specializes in providing banking services to corporate Fintech clients, with an overarching focus on operational risk and compliance. This business line has the potential for fee income revenue as partnerships grow.

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

Since its opening in 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and customer support in Marion and Harrison counties in West Virginia, expansion into Jefferson, Berkeley, Monongalia, and Kanawha counties in West Virginia and, most recently, into Fairfax and Loudoun counties in Virginia. Since the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened increased market opportunities in the Washington, DC metropolitan region, North Carolina, and South Carolina and added enough volume to further diversify the Company’s revenue stream.

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2018 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

At September 30, 2019, the Company had 420 full-time equivalent employees.

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

Results of Operations

Overview of the Statements of Income

For the three months ended September 30, 2019, the Company earned $4.3 million compared to $3.6 million in the third quarter of 2018, excluding discontinued operations. Net interest income increased by $1.5 million, noninterest income increased by $4.2 million, and noninterest expenses increased by $5.0 million. The increase in net interest income was driven by an increase of $2.9 million in interest income. The increase in interest income was partially offset by an increase of $1.4 million in interest expense. The increase in interest income was due to average loan growth of $170.4 million with the yield on loans and loans held for sale increasing by 19 basis points, primarily due to an increase in commercial loan yield of 29 basis points. The $61.9 million increase in average interest-bearing liabilities generated the increase in interest expense of $1.4 million. The increase in interest expense was mainly driven by a $715 thousand increase in interest expense on money market checking, as a result of increasing rates on money market checking, and a $450 thousand increase in interest expense on certificates of deposit, through short-term brokered certificates of deposit, and an increase in the rates of certificates of deposit. Money market checking increased by $87.2 million while the cost of funds on money market checking increased by 56 basis point compared to the third quarter of 2018. Certificates of deposit increased by $18.3 million while the cost of funds on certificates of deposit increased by 40 basis points compared to the three months ended September 30, 2018. The increase in noninterest income was primarily the result of an increase in mortgage fee income of $2.5 million due to increased mortgage productivity. The increase in noninterest expense was mainly driven by the increases in salaries and benefits of $3.9 million, largely driven by an increase in mortgage production, as well as the build-out of the Fintech operations team.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $657 thousand and $1.1 million were made for the three months ended September 30, 2019 and 2018, respectively. The significant decrease in loan loss provision is the result of the net impact of changes in outstanding loan portfolios, changes in the level of recognized charge offs, changes in historical loss rates, and changes in the level of specific loan loss allocations. Most notably, the commercial historical loss rates decreased in the third quarter of 2019 versus the same time period in 2018, which resulted in a need for relatively less provision per dollar of new loan growth in the third quarter of 2019 versus the third quarter of 2018. Meanwhile, provision was impacted by a $981 thousand increase in the specific loan loss allocations in the third quarter of 2019, relative to a $526 thousand increase in the third quarter of 2018. Loan volume deceased in the third quarter of 2019 versus the same time period in 2018. The residential mortgage loan portfolio increased by $17 million in the second quarter of 2019, while increasing by $38 million in the second quarter of 2018. Additionally, the commercial loan portfolio increased by $39 million for the three months ended September 30, 2019, in comparison to $45 million for the three months ended September 30, 2018. Meanwhile, there were no charge offs in the third quarter of 2019, while there were $295 thousand in the third quarter of 2018.

For the nine months ended September 30, 2019, the Company earned $22.5 million compared to $9.0 million for the nine months ended September 30, 2018, excluding discontinued operations. Net interest income increased by $5.9 million, noninterest income increased by $19.5 million, and noninterest expenses increased by $7.8 million. The increase in net interest income was driven by an increase of $11.0 million in interest income, which was partially offset by an increase of $5.1 million in interest expense. The increase in interest income was due to average loan growth of $191.9 million, with the yield on loans and loans held for sale increasing by 34 basis points, primarily due to an increase in commercial loan yield of 47 basis points and a 104-basis point increase in consumer loan yield. The $72.1 million increase in average interest-bearing liabilities generated the increase in interest expense of $5.1 million. The increase in interest expense was driven by a $2.9 million increase in interest expense on certificates of deposit, through short-term brokered certificates of deposit, and an increase in the rates of certificates of deposit, as well as a $2.1 million increase in interest expense on money market checking and an increase in the rates on money market checking. Average certificates of deposit increased by $105.4 million, while the cost of funds on certificates of deposit increased by 53 basis points since September 30, 2018. Average money market checking increased by $80.6 million, while the cost of funds on money market checking increased by 66 basis points compared to the nine months ended September 30, 2018. The increase in noninterest income was primarily the result of an increase in holding gain on equity securities of $13.2 million relating to a Fintech investment. The increase in noninterest expense is mainly due to an increase in salaries and benefits of $6.0 million, largely driven by an increase in mortgage production, as well as the build-out of the Fintech operations team.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $1.6 million and $2.1 million were made for the nine months ended September 30, 2019 and 2018, respectively. The significant decrease in loan loss provision is the result of the net impact of changes in outstanding loan portfolios, changes in the level of recognized charge offs, changes in historical loss rates, and changes in the level of specific loan loss allocations. The decrease in loan loss provision is most attributable to decreased loan volume in the nine months ended September 30, 2019 versus the same time period in 2018. Most notably, the commercial loan portfolio increased by $83 million in the nine months ended September 30, 2019, in comparison to an increase of $145 million for the nine months ended September 30, 2018. Likewise, the residential mortgage loan portfolio decreased by $4 million in 2019, versus an increase of $53 million in 2018. Meanwhile, slightly reduced historical loan loss rates resulted in a need for relatively less provision per dollar of new loan growth in nine months ended September 30, 2019 versus the same time period in 2018. The reduction in historical loss rates is primarily the result of the rolling quarter loss rate calculation, which no longer includes certain historical quarters which reported some of the Bank’s most significant commercial loan losses. The historical loan loss rates have also decreased in the nine months ended September 30, 2019 as a result of the increased reliance upon the Bank’s actual loss rates for its Northern Virginia commercial loan portfolio, rather than relying more heavily on peer loss rates in the historical loan loss rate calculations. Peer loss rates had been used exclusively until such time as the Northern Virginia commercial loan portfolio had accumulated at least twelve quarters of loss history. Since that time, the calculation is gradually weighted more heavily towards the Company’s actual loss rates. Specific loan loss allocations increased by $472 thousand in the nine months ended September

30, 2019, in comparison to an increase of $388 thousand in the nine months ended September 30, 2018. Lastly, the charge offs totaled $676 thousand in loans during the nine months ended September 30, 2019 versus $679 thousand for the same time period in 2018.

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

For the three months ended September 30, 2019 versus 2018, the Company was able to grow average loans and loans held for sale balances by $170.4 million to $1.5 billion. Average investment securities increased $3.5 million to $232.0 million. Average interest-bearing liabilities increased by $61.9 million, primarily the result of a $87.2 million increase in average money market checking and a $18.3 million increase in average certificates of deposit balances, offset by a $28.1 million decrease in average NOW and a $10.4 million decrease in average subordinated debt. An increase in the Company’s average non-interest balances of $78.2 million helped to grow a 37-basis point favorable spread on net interest margin in 2019 compared to a 23-basis point spread in 2018.

The net interest margin for the three months ended September 30, 2019 and 2018 was 3.42% and 3.43%, respectively. The 1-basis point decrease in the net interest margin for the three months ended September 30, 2019 was the result of a 18-basis point increase in yield on average earning assets, primarily the result of a 19-basis point increase in yield on loans and loans held for sale, offset by a 7-basis point decrease in yield on investment securities. More specifically, the increase in yield on loans and loans held for sale was driven by an increase in commercial loan yield of 29 basis points and a 203-basis point increase in yield on consumer loans. Cost of interest-bearing liabilities for the three months ended September 30, 2019 versus 2018 increased by 33 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 24-basis point increase in FHLB and other borrowings and a 40-basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 56-basis point increase in money market checking, a 40-basis point increase in certificates of deposit, a 26-basis point increase in IRAs, and an 23-basis point increase in NOW, with a 0-basis point change in cost of funds in savings.

For the nine months ended September 30, 2019 versus 2018, the Company was able to grow average loans and loans held for sale balances by $191.9 million to $1.4 billion. Average investment securities decreased $2.1 million to $228.2 million. Average interest-bearing liabilities increased by $72.1 million, primarily the result of a $105.4 million increase in average certificates of deposit balances and a $80.6 million increase in average money market checking, offset by a $70.1 million decrease in average NOW and a $16.1 million decrease in average FHLB and other borrowing balances. An increase in the Company’s average non-interest balances of $89.5 million helped to grow a 35-basis point favorable spread on net interest margin in 2019 compared to a 19-basis point in 2018.

The net interest margin for the nine months ended September 30, 2019 and 2018 was 3.45% and 3.37%, respectively. The 8-basis point increase in the net interest margin for the nine months ended September 30, 2019 was the result of a 35-basis point increase in yield on average earning assets, primarily the result of a 34-basis point increase in yield on loans and loans held for sale and a 15-basis point increase in yield on investment securities. More specifically, the increase in yield on loans and loans held for sale was driven by an increase in commercial loan yield of 47 basis points and a 104-basis point increase in yield on consumer loans. Cost of interest-bearing liabilities for the nine months ended September 30, 2019 versus 2018 increased by 43 basis points. The cost of interest-bearing liabilities increase was mainly the result of a 64-basis point increase in FHLB and other borrowings and a 51-basis point increase in interest-bearing deposits. More specifically, the increase in interest-bearing deposits was as follows: a 66-basis point increase in money market checking, a 53-basis point increase in certificates of deposit, a 35-basis point increase in IRAs, and a 18-basis point increase in NOW, which was offset by an 7-basis point decrease in savings.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$9,562	$61	2.53%	$5,178	$30	2.30%
CDs with other banks	14,143	71	1.99	14,778	73	1.96
Investment securities:
Taxable	122,648	689	2.23	148,499	869	2.32
Tax-exempt	109,324	879	3.19	79,961	715	3.55
Loans and loans held for sale: [1]
Commercial	1,002,595	13,599	5.38	883,051	11,323	5.09
Tax exempt	11,229	100	3.53	14,231	125	3.48
Real estate	464,769	5,490	4.69	408,719	4,909	4.77
Consumer	8,612	149	6.86	10,844	132	4.83
Total loans	1,487,205	19,338	5.16	1,316,845	16,489	4.97
Total earning assets	1,742,882	21,038	4.79	1,565,261	18,176	4.61
Less: Allowance for loan losses	(11,232)			(10,717)
Cash and due from banks	18,366			18,020
Other assets	134,871			108,618
Total assets	$1,884,887			$1,681,182

Liabilities
Deposits:
NOW	$384,977	$942	0.97%	$413,121	$773	0.74%
Money market checking	333,849	1,391	1.65	246,624	676	1.09
Savings	37,335	1	0.01	42,760	1	0.01
IRAs	17,342	84	1.92	17,950	75	1.66
CDs	366,749	2,035	2.20	348,467	1,585	1.80
Repurchase agreements and federal funds sold	9,493	12	0.50	17,911	10	0.22
FHLB and other borrowings	212,102	1,383	2.59	202,670	1,199	2.35
Subordinated debt	9,535	156	6.49	19,932	333	6.63
Total interest-bearing liabilities	1,371,382	6,004	1.74	1,309,435	4,652	1.41
Noninterest bearing demand deposits	271,294			193,116
Other liabilities	38,618			10,710
Total liabilities	1,681,294			1,513,261

Stockholders’ equity
Preferred stock	7,644			7,834
Common stock	11,773			11,467
Paid-in capital	119,166			113,482
Treasury stock	(1,084)			(1,084)
Retained earnings	67,312			43,793
Accumulated other comprehensive (loss)	(1,218)			(7,571)
Total stockholders’ equity	203,593			167,921
Total liabilities and stockholders’ equity	$1,884,887			$1,681,182

Net interest spread			3.05			3.20
Net interest income-margin		$15,034	3.42%		$13,524	3.43%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$8,904	$163	2.45%	$4,183	$64	2.05%
CDs with other banks	14,498	216	1.99	14,778	220	1.99
Investment securities:
Taxable	127,631	2,336	2.45	151,362	2,655	2.35
Tax-exempt	100,530	2,610	3.47	78,910	2,087	3.54
Loans and loans held for sale: [1]
Commercial	973,547	39,258	5.39	830,371	30,582	4.92
Tax exempt	12,831	337	3.51	14,318	371	3.46
Real estate	441,238	15,794	4.79	388,494	13,755	4.73
Consumer	9,217	417	6.05	11,731	440	5.01
Total loans	1,436,833	55,806	5.19	1,244,914	45,148	4.85
Total earning assets	1,688,396	61,131	4.84	1,494,147	50,174	4.49
Less: Allowance for loan losses	(11,174)			(10,281)
Cash and due from banks	16,820			16,933
Other assets	129,594			105,743
Total assets	$1,823,636			$1,606,542

Liabilities
Deposits:
NOW	$368,709	$2,510	0.91%	$438,784	$2,382	0.73%
Money market checking	319,919	3,721	1.56	239,305	1,604	0.90
Savings	39,066	3	0.01	45,247	27	0.08
IRAs	17,627	250	1.90	17,880	207	1.55
CDs	403,294	6,640	2.20	297,876	3,718	1.67
Repurchase agreements and federal funds sold	11,764	37	0.42	19,535	49	0.34
FHLB and other borrowings	180,552	3,707	2.75	196,610	3,110	2.11
Subordinated debt	14,821	728	6.57	28,441	1,433	6.74
Total interest-bearing liabilities	1,355,752	17,596	1.74	1,283,678	12,530	1.31
Noninterest bearing demand deposits	245,705			156,165
Other liabilities	31,305			9,764
Total liabilities	1,632,762			1,449,607

Stockholders’ equity
Preferred stock	7,770			7,834
Common stock	11,709			10,896
Paid-in capital	117,923			104,776
Treasury stock	(1,084)			(1,084)
Retained earnings	58,726			41,046
Accumulated other comprehensive (loss)	(4,170)			(6,533)
Total stockholders’ equity	190,874			156,935
Total liabilities and stockholders’ equity	$1,823,636			$1,606,542

Net interest spread			3.10			3.18
Net interest income-margin		$43,535	3.45%		$37,644	3.37%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Noninterest Income

Mortgage fee income, gain (loss) on derivatives, interchange income, commercial swap fee income, insurance and investment services income, income on bank owned life insurance and portfolio loan sales generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

For the three months ended September 30, 2019, noninterest income totaled $14.7 million compared to $10.5 million for the same time period in 2018. The $4.2 million increase in noninterest income was primarily the result of an increase in mortgage fee income of $2.5 million, an increase in gain on derivatives of $1.8 million, an increase in commercial swap fee income of $622 thousand, an increase in other operating income of $100 thousand, an increase in service charges on deposits of $62 thousand, and an increase on gain on sale of portfolio loans of $45 thousand. These increases were partially offset by a decrease in the holding gain on equity securities of $623 thousand and a decrease in income on bank owned life insurance of $296 thousand. The increase in mortgage fee income of $2.5 million is driven by an increase of $122.9 million in mortgage loans sold for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in gain on derivatives of $1.8 million was largely the result of a decrease of 1.06% in the locked pipeline of residential mortgage loans during the three months ended September 30, 2019 compared to a decrease of 19.62% in the locked pipeline of residential mortgage loans during the three months ended September 30, 2018. The increase in commercial swap fee income of $622 thousand is due to swap volume of $29.8 million for the third quarter of 2019 compared to $400 thousand for the third quarter of 2018.The increase of $100 thousand in other operating income was primarily due to an increase of $21 thousand in dividends from bank stock, an increase of $15 thousand in wire transfer fees, and an increase of $13 thousand in dividends on FHLB stock.

For the nine months ended September 30, 2019, noninterest income totaled $49.8 million compared to $30.3 million for the same time period in 2018. The $19.5 million increase in noninterest income was primarily the result of an increase in holding gain on equity securities of $13.2 million, an increase in mortgage fee income of $3.4 million, an increase in gain on derivatives of $2.2 million, an increase in commercial swap fee income of $727 thousand, an increase in other operating income of $284 thousand, and an increase in service charges on deposits of $244 thousand. These increases were partially offset by a decrease in the gain on sale of available-for-sale securities of $506 thousand. The increase in the holding gain on equity securities was the result of a recent valuation of the Company’s fintech investment portfolio. The increase in mortgage fee income of $3.4 million is due to the increase of $161.3 million in mortgage loans sold volume for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in gain on derivatives of $2.2 million was largely the result of an increase of 94.10% in the locked pipeline of residential mortgage loans during the nine months ended September 30, 2019 compared to an increase of 34.04% in the locked pipeline of residential mortgage loans during the nine months ended September 30, 2018. The increase in commercial swap fee income of $727 thousand is due to swap volume of $39.1 million for the nine months ended September 30, 2019 compared to $29.4 million for the nine months ended September 30, 2018. The increase of $284 thousand in other operating income was primarily due to an increase of $165 thousand in dividends on FHLB stock and an increase of $50 thousand in wire transfer fees.
Noninterest Expense

The Company had 420 full-time equivalent personnel at September 30, 2019, as noted, compared to 395 full-time equivalent personnel as of September 30, 2018. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, travel and entertainment, dues and subscriptions, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 78.64% for the third quarter of 2019 compared to 76.63% for the third quarter of 2018. The Company’s efficiency ratio was 66.63% for the nine months ended September 30, 2019 compared to 80.02% for the same time period in 2018. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The decreased efficiency ratio for the nine months ended September 30, 2019 is the result of net interest income and noninterest income outpacing the growth in noninterest expense and was particularly affected by the holding gain on equity securities.

For the three months ended September 30, 2019, noninterest expense totaled $23.4 million compared to $18.4 million for the same time period in 2018. The $5.0 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $3.9 million. The increase was largely driven by an increase in mortgage production, as well as the build-out of the Fintech operations team.

Travel, entertainment, dues, and subscriptions expense increased by $413 thousand. This increase was mainly driven by travel for deposit acquisition and on-boarding costs, including due diligence, related to Fintech opportunities.

Professional fees expense increased by $301 thousand. This increase was largely due to an increase in Fintech-related consulting fees and due to Chartwell related acquisition costs.

Marketing, contributions and sponsorships increased by $166 thousand. This increase was mainly due to increased marketing efforts related to the promotion of new fintech projects.

Occupancy and equipment expense increased by $151 thousand. This increase was primarily driven by the branch expansion and additional personnel related to overall corporate expansion.

Data processing and communications increased by $130 thousand. The increase was primarily driven by data processing projects focusing on improving internal systems.

Mortgage processing expense decreased by $139 thousand. This decrease was driven by a $136 thousand decrease in LSP, LLC services due to increased efficiencies. Following an increase in ownership in late 2017, management has focused on reducing operating costs and overhead expenses.

For the nine months ended September 30, 2019, noninterest expense totaled $62.2 million compared to $54.4 million for the same time period in 2018. The $7.8 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $6.0 million. The increase was largely driven by an increase in mortgage production, as well as the build-out of the Fintech operations team.

Travel, entertainment, dues, and subscriptions expense increased by $728 thousand. This increase was mainly driven by travel for deposit acquisition and on-boarding costs, including due diligence, related to Fintech opportunities

Occupancy and equipment expense increased by $526 thousand. This increase was primarily driven by the branch expansion and additional personnel related to overall corporate expansion.

Professional fees expense increased by $477 thousand. This increase was largely due to an increase in Fintech-related consulting fees and due to Chartwell related acquisition costs.

Data processing and communication expense increased by $290 thousand. The increase was primarily driven by data processing projects focusing on improving internal systems.

Mortgage processing expense decreased by $498 thousand. This decrease was driven by a $534 thousand decrease in LSP, LLC services due to increased efficiencies. Following an increase in ownership in late 2017, management has focused on reducing operating costs and overhead expenses.

Return on Average Assets (Annualized)

Excluding discontinued operations, the Company’s return on average assets was 0.92% for the third quarter of 2019, compared to 0.85% for the third quarter of 2018. The increased return for the third quarter of 2019 is a direct result of a $767 thousand increase in earnings, while average total assets increased by $203.7 million, primarily the result of a $170.4 million increase in average total loans and loans held for sale and a $26.3 million increase in average other assets. The increase in other assets is primarily driven by the right-of-use assets totaling $12.9 million related to the implementation of ASU 2016-02, Leases (Topic 842).

Excluding discontinued operations, the Company’s return on average assets was 1.64% for the nine months ended September 30, 2019, compared to 0.75% for the nine months ended September 30, 2018. The increased return for the nine months ended September 30, 2019 is a direct result of a $13.5 million increase in earnings, mainly driven by the $13.8 million in holding gain on equity securities, while average total assets increased by $217.1 million, primarily the result of a $191.9 million increase in average total loans and loans held for sale and a $23.9 million increase in average other assets. The increase in other assets is primarily driven by the right-of-use assets totaling $12.9 million related to the implementation of ASU 2016-02, Leases (Topic 842).

Return on Average Equity (Annualized)

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 8.54% for the third quarter of 2019, compared to 8.53% for the third quarter of 2018. The increased return for the third quarter of 2019 is a direct result of a $767 thousand increase in earnings, while average stockholders’ equity increased by $35.7 million. The increase in average stockholders’ equity was primarily due to a $5.7 million increase in paid-in capital, primarily due to the subordinated debt conversions, and a $23.5 million increase in retained earnings.

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 15.69% for the nine months ended September 30, 2019, compared to 7.65% for the nine months ended September 30, 2018. The increased return for the nine months ended September 30, 2019 is a direct result of a $13.5 million increase in earnings, mainly driven by the $13.8 million in holding gain on equity securities, while average stockholders’ equity increased by $33.9 million. The increase in average stockholders’ equity was primarily due to an $13.1 million increase in paid-in capital, primarily due to the subordinated debt conversions, and a $17.7 million increase in retained earnings.

Overview of the Consolidated Balance Sheets

The greatest balance changes since December 31, 2018 were as follows: total assets increased by $211.0 million, to $2.0 billion, loans increased $78.0 million, to $1.4 billion, investment securities increased $4.5 million, to $226.1 million, deposits increased $147.3 million, to $1.5 billion, borrowings increased $26.8 million, to $241.6 million, and stockholders’ equity increased by $29.5 million, to $206.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $36.6 million at September 30, 2019, compared to $22.2 million at December 31, 2018.

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

Investment Securities

Investment securities totaled $244.5 million at September 30, 2019, compared to $231.2 million at December 31, 2018. As of September 30, 2019, the investment portfolio is comprised of the following mix of securities:

•45.8% – Municipal securities
•21.8% – U.S. Agency securities
•20.5% – U.S. Sponsored Mortgage-backed securities
•4.4% – Other securities
•7.5% – Equity securities

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

Loans

The Company’s loan portfolio totaled $1.4 billion as of September 30, 2019 and totaled $1.3 billion as of December 31, 2018. The Bank’s lending is primarily focused in the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, mortgage lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia.

Loan Concentration

At September 30, 2019 and December 31, 2018, $1.0 billion, or 74.1% and $941.0 million, or 72.1%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $11.9 million or 0.86% of total loans at September 30, 2019 compared to $10.9 million or 0.84% of total loans at December 31, 2018. The nominal increase in this ratio was the direct result of the net impact of changes in outstanding loan portfolios, changes in the level of recognized charges offs, changes in historical loss rates, and changes in the level of specific loan loss allocations since December 31, 2018. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, Management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.5 billion at September 30, 2019.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At September 30, 2019, noninterest-bearing balances totaled $275.0 million compared to $213.6 million at December 31, 2018. Of the $275.0 million, noninterest-bearing balances of $96.0 million are related to Fintech opportunities and noninterest-bearing balances of $34.7 million are related to title business funds. The Company and Bank management intend to continue to focus on finding ways to increase the base of noninterest-bearing sources.

Interest-bearing deposits totaled $1.2 billion at September 30, 2019 compared to $1.1 billion at December 31, 2018.

At September 30, 2019, the Bank had brokered deposits of $115.6 million and CDs with other banks of $36.6 million. At December 31, 2018, brokered deposits totaled $142.8 million and CDs with other banks totaled $9.6 million.

Average interest-bearing deposits totaled $1.1 billion during the third quarter of 2019 compared to $1.1 billion during the third quarter of 2018, an increase of $71.3 million. Average noninterest bearing deposits totaled $271.3 million during the third quarter of 2019 compared to $193.1 million during the third quarter of 2018, an increase of $78.2 million. Management will continue to emphasize deposit growth opportunities from the network of current customers and Fintech partners. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB and other borrowings to fund its operations and investments. At September 30, 2019, repurchase agreements totaled $9.5 million compared to $14.9 million at December 31, 2018. In addition to the aforementioned funds alternatives, the Bank has access to more than $84.5 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the nine months ended September 30, 2019, cash provided by financing activities totaled $154.7 million, while outflows from investing activity totaled $74.6 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are primarily classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 3.3% and 3.6% in September 2019 and 2018, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	August 2019	August 2018
Berkeley County, WV	3.5%	4.1%
Harrison County, WV	4.0	4.3
Jefferson County, WV	3.2	3.4
Marion County, WV	4.9	5.5
Monongalia County, WV	3.7	4.3
Kanawha County, WV	4.4	5.0
Fairfax County, VA	2.3	2.6
Loudoun County, VA	2.3	2.6

Capital/Stockholders' Equity

For the nine months ended September 30, 2019, stockholders’ equity increased approximately $29.5 million to $206.2 million. This increase consists of net income for the year-to-date of $22.9 million, a decrease in other comprehensive loss of $4.7 million, stock based compensation of $1.3 million, and common stock options exercised totaling $876 thousand, offset by dividends paid totaling $1.8 million. As stockholders’ equity increased, the equity to assets ratio increased 0.41% to 10.51%. The Company paid dividends to common shareholders of $1.5 million in the nine months ended September 30, 2019 and $873 thousand in the nine months ended September 30, 2018, and earned $22.9 million in the nine months ended September 30, 2019 versus $9.0 million in the nine months ended September 30, 2018, resulting in the dividend payout ratio decreasing from 10.11% in the nine months ended September 30, 2018 to 6.47% in the nine months ended September 30, 2019.

The Company and the Bank have financed operations and growth over the years through the sale of equity. These equity sales have resulted in an effective source of capital. For more information related to equity sales, see Note 9, “Stock Offerings” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

At September 30, 2019, accumulated other comprehensive loss totaled $2.1 million, a decrease in the loss of $4.7 million from December 31, 2018. Total securities available-for-sale in an unrealized loss position decreased by $4.1 million to $789 thousand at September 30, 2019. The Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

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

Capital Requirements

The Bank’s total risk-based capital ratio decreased from 13.29% at December 31, 2018 to 12.62% at September 30, 2019. The decrease in this ratio was largely due to an increase of risk-weighted assets of $151.4 million outpacing the increase in total capital of $9.8 million.

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

Notwithstanding the foregoing, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), which was enacted on May 24, 2018, simplifies capital calculations by requiring regulators to establish for insured depository institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Capital Rules. Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile. On September 17, 2019, the Board of the Federal Deposit Insurance Corporation passed a final rule on the community bank leverage ratio, setting the minimum required community bank leverage ratio at 9%. In addition, the Federal Reserve Board was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities. The rule will go into effect on January 1, 2020, and until such time, the Capital Rules as described above remain in effect.

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

As noted above, the EGRRCPA will eliminate these requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the rule goes into effect on January 1, 2020.

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

At September 30, 2019, the Company is considered to be well-capitalized.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on September 30, 2019 and December 31, 2018. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement.

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

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2019. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended June 30, 2019, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in an increase in net interest income by 3.2%. An immediate 200-basis point increase in interest rates would result in an increase in net interest income by 5.7%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 9.1%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2019, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MVB Financial Corp.

Date:	October 28, 2019	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	October 28, 2019	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)