Form 10-K
period 2019-12-31
MVB FINANCIAL CORP
filed 2020-03-13
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 000-50567

MVB Financial Corp.
(Exact name of registrant as specified in its charter)

West Virginia		20-0034461
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

301 Virginia Avenue, Fairmont, WV		26554
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code (304) 363-4800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value Per Share	MVBF	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

Based upon the average selling price of sales known to the registrant of the common shares of the registrant during the period through June 30, 2019, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $175,928,132. For this purpose, certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

As of March 12, 2020, the registrant had 11,946,789 shares of common stock outstanding with a par value of $1.00 per share.

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. (the “Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank” or the “Bank”). MVB Bank’s operating subsidiaries include Potomac Mortgage Group (“PMG” which began doing business under the registered trade name “MVB Mortgage”), MVB Insurance, LLC (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), and ProCo Global, Inc. (“ProCo” which began doing business under the registered trade name Chartwell Compliance “Chartwell”).

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

MVB Insurance was originally formed in 2000. In 2013, MVB Insurance became a direct subsidiary of the Company. MVB Insurance continues to operate its title insurance business, which is immaterial in terms of revenue. The Company reorganized MVB Insurance as a subsidiary of the Bank in 2016.

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

Chartwell Compliance, based from Bethesda, Maryland, was acquired by MVB on September 13, 2019. Chartwell Compliance provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell has expanded its services to both Fintech clients and banks, in coordination with MVB Bank’s current compliance officers, to help create and implement strategy and provide expert compliance resources to aid MVB in carrying out stringent and faster new client due diligence.

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
•Debit cards;
•Cashier’s checks;
•Safe deposit rental facilities; and
•Non-deposit investment services.

The Company is also involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. The dedicated Fintech sales team is based in Salt Lake City, UT and specializes in providing banking services to corporate Fintech clients, with an overarching focus on operational risk and compliance. This business line has the potential for fee income revenue as relationships grow.

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

The Company’s business activities include three reportable segments: commercial and retail banking, mortgage banking, and a financial holding company. For a discussion of each of these reporting segments, please see Note 20, “Segment Reporting” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Primary Market Area and Customers

The Company considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia. The Bank currently operates a total of fifteen full-service banking branches: twelve in West Virginia and three in Virginia. MVB Mortgage operates eleven mortgage-only offices, located in Virginia, within the Washington, DC metropolitan area, Maryland, North Carolina, South Carolina, Georgia, and Florida. In addition, MVB Mortgage has mortgage loan originators located at select Bank locations throughout West Virginia.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Unemployment in the United States was 3.4%, 3.7% and 3.9% in 2019, 2018, and 2017, respectively. The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	December 2019	December 2018	December 2017
Berkeley County, WV	3.0%	3.6%	3.5%
Harrison County, WV	4.5%	4.2%	4.5%
Jefferson County, WV	2.7%	3.0%	2.9%
Marion County, WV	5.0%	5.1%	5.5%
Monongalia County, WV	3.4%	3.9%	3.5%
Kanawha County, WV	4.4%	4.7%	5.0%
Fairfax County, VA	1.9%	2.1%	2.5%
Loudoun County, VA	1.9%	2.1%	2.6%

Segment Reporting

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into the Asset Purchase Agreement with USI, as discussed above and in Note 21, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage.

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 21, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue.

Based on a measurement period that ended June 30, 2019, the Company earned and was reasonably assured to receive an estimated earn-out payment of $600 thousand related to the Asset Purchase Agreement with USI. This estimate was recorded as contingent consideration from discontinued operations. On August 27, 2019, the Company adjusted the estimate recorded in the second quarter of 2019 to match the earn-out payment received of $575 thousand.

For more information about each of the Company’s reportable segments, please refer to Note 20, “Segment Reporting” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Commercial Loans

At December 31, 2019, the Bank had outstanding approximately $1.1 billion in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 77.4% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2019, the Bank had outstanding consumer loans in an aggregate amount of approximately $3.7 million or approximately 0.3% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2019, the Bank had approximately $306.7 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 22.3% of total loans outstanding.

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

Construction Loans: Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, MVB may advance funds beyond the amount originally committed to permit completion of the project. Also, note that with respect to construction loans, the Bank generally makes loans to the homeowner and not to builders. At December 31, 2019, residential mortgage construction loans to individuals totaled approximately $130.9 million with an average life of 12 months and are generally refinanced to a permanent loan upon completion of the construction.

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

Employees

As of December 31, 2019, the Company had 443 employees, including 429 full-time employees.

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

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for U.S. financial services firms, primarily resulting from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. The Dodd-Frank Act is extensive, complicated, and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks, bank holding companies, and financial holding companies such as the Company. The Dodd-Frank Act imposes prudential regulation on depository institutions and their holding companies. As such, the Company is subject to more stringent standards and requirements with respect to (1) bank and nonbank acquisitions and mergers, (2) the “financial activities” in which it engages as a financial holding company, (3) affiliate transactions and (4) proprietary trading, among other provisions.

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. These modifications, among other changes: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) eliminate the requirement for appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that upon the election of a bank would replace the risk-based capital requirements. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

Certain provisions of the Dodd-Frank Act and other laws, such as the EGRRCPA, are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Changes in leadership at various federal banking agencies, including the Federal Reserve System (the “Federal Reserve”), can also change the policy direction of these agencies. Certain of these recent proposals and changes are described below. The Company will continue to evaluate the impact of any new regulations so promulgated, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Financial Protection Bureau (“CFPB”) and the requirements of the enhanced supervision provisions, among others.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and it and its subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

The Bank is a West Virginia state chartered bank. The Bank is not a member bank of the Federal Reserve (“non-member bank”). Accordingly, the West Virginia Division of Financial Institutions and the FDIC are the primary regulators of the Bank and the

Bank's subsidiaries.

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

Federal Securities Regulation

The Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. We are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the U.S. public markets.  We are generally subject to these requirements and applicable SEC rules and regulations.

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

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. Under the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state by establishing a de novo branch at any location in such host state at which a bank chartered in such a host state could establish a branch. Applications to establish such branches must be filed with the appropriate bank regulator(s).

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

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies (together, “banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, and commodity futures, and options on these instruments, for their own account and prohibits banking entities from investing in certain types of funds (“covered funds”). EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. Implementation of this provision is subject to a rulemaking which is in process. As of July 22, 2019, the effective date for the rulemaking implementing the EGRRCPA exemption, the Company and the Bank are below these thresholds and thus exempt from the Volcker Rule.

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

Accordingly, the Federal Reserve Board may require the Company to retain capital for further investment in the Bank, rather than pay dividends to its shareholders. The Bank may not pay dividends to the Company if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval from the West Virginia Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings and the retained earnings for the preceding two years, less required transfers to surplus. These provisions could limit the Company’s ability to pay dividends on its outstanding common shares.

In addition, the Company and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums (See “Capital Requirements” below). The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

Transactions between the Bank and its subsidiaries, on the one hand, and the Company or any other subsidiary, on the other hand, are regulated under federal banking law. The Federal Reserve Act, made applicable by section 8(j) of the Federal Deposit Insurance Act (the “FDIA”), imposes quantitative and qualitative requirements and collateral requirements on covered transactions by the Bank with, or for the benefit of, its affiliates, and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third party. Covered transactions are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

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

The Capital Rules also include a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019. The Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify certain aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. In July 2019, the bank regulatory agencies finalized the rule which applies to banking organizations with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. The rule also allows bank holding companies to redeem common stock without prior approval unless otherwise required. Generally, the final rule is effective as of April 1, 2020, however banking organizations are permitted to use this simpler regulatory capital requirements as of January 1, 2020.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL became effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL.

Notwithstanding the foregoing, the EGRRCPA, simplifies capital calculations by requiring regulators to establish for insured depository institutions under $10 billion in assets a community bank leverage ratio (“CBLR”) (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Capital Rules. Such institutions that meet the CBLR will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the CBLR test based on the institution’s risk profile. In November 2019, the federal bank regulators issued a final rule on the CBLR, setting the minimum required CBLR at 9%. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the CBLR framework. Banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulators’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the FDIA. The final rule was effective on January 1, 2020 and the CBLR framework will be available for banks to use in their March 31, 2020 Call Report.

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

As noted above, the EGRRCPA eliminated these requirements for banks with less than $10.0 billion in assets who elect to follow the CBLR.

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

For further information regarding the capital ratios and leverage ratio of the Company and the Bank, see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Federal Home Loan Bank (“FHLB”) membership

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”) plus 4.00% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2019, the Bank held capital stock of FHLB in the amount of $15.0 million.

Federal and State Consumer Laws

The Company and the Bank are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act (“HMDA”), the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our ability to raise interest rates and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general, and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The CFPB is a federal agency responsible for implementing federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. The CFPB also has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, which authority would not apply to the Company or the Bank. As the Bank’s principal federal regulator, the FDIC has examination and enforcement authority over the Bank.

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending, and servicing practices. The CFPB issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the loans and borrowers. The expanded data is being collected as of January 1, 2018.

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

While the U.S. economy experienced growth during 2019, with increasing exports, jobs, and manufacturing production, continued economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, combined with continued oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

Our success depends primarily on the general economic conditions of the State of West Virginia and the Commonwealth of Virginia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 46.8% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within the State of West Virginia and the Commonwealth of Virginia. A significant decline in general economic conditions in State of West Virginia and the Commonwealth of Virginia, whether caused by recession, inflation, unemployment, changes in oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loans are secured by real estate concentrated in the State of West Virginia and the Commonwealth of Virginia, which may adversely affect our earnings and capital if real estate values decline.

Nearly 75.2% of our total loans are real estate interests (residential, nonresidential including both owner-occupied and investment real estate, and construction and land development) mainly concentrated in the State of West Virginia and the Commonwealth of Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

Following the U.S. presidential election in 2016, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could impact the prices of our customers’ products, which could reduce demand for such products, reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service their debt. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future.

Severe weather, natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including tornados, drought and floods, epidemics and pandemics, acts of war or terrorism or other external events or the fear of such events could have a significant effect on our ability to conduct business. Such events could affect the stability of our deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

The coronavirus or COVID-19 pandemic, trade wars, tariffs, and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Market interest rates have declined significantly. Such events also may adversely affect business and consumer confidence, generally. We and our customers, and our respective suppliers, vendors and processors may be adversely affected. Any such adverse changes may adversely affect our profitability, growth asset quality and financial condition.

The COVID-19 outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact. The Federal Reserve stated on February 28, 2020 that it was closely monitoring coronavirus developments and their effects on the economic outlook, and would act appropriately to support the economy. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. The Federal Reserve also announced it was purchasing Treasury bills into the second quarter of 2020, conducting overnight repurchase agreement operations at least through April 2020, and will continue to reinvest amounts of principal received by the Federal Reserve on its portfolio of treasury and agency debt and mortgage-backed securities. Lastly, the Federal Reserve also reduced the interest it pays on excess reserves from 1.60% to 1.10%. We expect that such reductions in interest rates will adversely affect our net interest income and margins, and our profitability.

Risks Related to Our Business

Our nonresidential real estate loans expose us to greater risks of nonpayment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses which would reduce our net income.

At December 31, 2019, $1.1 billion, or 77.7%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

Currently, we generally sell all of the mortgage loans originated by MVB Mortgage. The profitability of MVB Mortgage depends in large part upon our ability to originate a high volume of loans and to sell them in the secondary market. Thus, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to sell loans into that market. Volatile interest rate environments could increase this risk initially. However, past performance supports the Company's ability to fund the increase in MVB Mortgage’s production.

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

The Bank’s financial condition and results of operations are significantly affected by changes in interest rates. The Bank’s earnings depend primarily upon its net interest income, which is the difference between its interest income earned on its interest-earning assets, such as loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Moreover, the loans included in our interest-earning assets are primarily comprised of variable and adjustable rate loans. Net interest income is subject to interest rate risk in the following ways:

•In general, for a given change in interest rates, the amount of change in value (positive or negative) is larger for assets and liabilities with longer remaining maturities. The shape of the yield curve may affect new loan yields, funding costs and investment income differently.
•The remaining maturity of various assets or liabilities may shorten or lengthen as payment behavior changes in response to changes in interest rates. For example, if interest rates decline sharply, loans may prepay, or pay down, faster than anticipated, thus reducing future cash flows and interest income. Conversely, if interest rates increase, depositors may cash in their certificates of deposit prior to maturity (notwithstanding any applicable early withdrawal penalties) or otherwise reduce their deposits to pursue higher yielding investment alternatives.
•Re-pricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets re-price faster than liabilities, there will be an initial decline in earnings. Moreover, if assets and liabilities re-price at the same time, they may not be by the same increment. For instance, if the Federal Funds Rate increased 50 basis points, rates on demand deposits may rise by 10 basis points; whereas rates on prime-based loans will instantly rise 50 basis points.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

•The ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
•The ability to expand our market position.
•The scope, relevance and pricing of products and services offered to meet customer needs and demands.
•The rate at which we introduce new products and services relative to our competitors.
•Customer satisfaction with our level of service.
•Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2019, we had $23.1 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

New lines of business or new products and services may subject us to additional risks.

We are focused on our long-term growth and have undertaken various new business initiatives, many of which involve activities that are new to us, or in some cases, are in the early stages of development. From time to time, we may develop, grow and/or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for these products and services are not fully developed. For example, the Company is involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. We also acquired Chartwell Compliance in September of 2019 which provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Given our evolving business and product diversification, these new initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Furthermore, the Bank has several large depositor relationships that are concentrated in the Fintech industry and the loss of any relationship could force us to fund our business through more expensive and less stable sources.

In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond our control.

Our investments in financial technology companies and initiatives subject us to material financial, reputational and strategic risks.

Our investments in various financial technology companies have had a significant impact on our results of operations, and we anticipate they will continue to have a significant impact on our results of operations in the future. For any investments where we have the ability to exercise significant influence but not control over the operating and financial policies of the investee are accounted for using the equity method of accounting. For investments accounted for under the equity method, we would increase or decrease our investment by our proportionate share of the investee’s net income or loss. For any investments where we are not able to exercise significant influence over the investee are accounted for under ASU 2016-01, where changes in fair value resulting from observable price changes arising from orderly transactions are recognized in net income. We also periodically evaluate our investments for impairment. See Note 1, “Summary of Significant Accounting Policies” for more information.

Any earnings from our financial technology investments can be volatile and difficult to predict. Furthermore, we invest in many of these financial technology companies for strategic purposes. Where we are a minority shareholder, we may be unable to influence the activities of these organizations which could have an adverse impact on our ability to execute our strategic initiatives and successfully develop and implement the banking platform we are developing with these and other partners.

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

•Potential exposure to unknown or contingent liabilities of the target company.
•Exposure to potential asset quality issues of the target company.
•Potential disruption to our business.
•Potential diversion of our management’s time and attention.
•The possible loss of key employees and customers of the target company.
•Difficulty in estimating the value of the target company.
•Potential changes in banking or tax laws or regulations that may affect the target company.

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

Interruption to our information systems or breaches in security, including as a result of cyber-attacks or other cyber incidents, could adversely affect the Company’s operations or otherwise harm our business.

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

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure, (ii) changes in the vendor’s financial condition and (iii) changes in the vendor’s support for existing products and services. The failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to our operations, which could have a material adverse impact on the business and its financial condition and results of operations.

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

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act” (the “Tax Reform Act”) was enacted into law. This tax legislation made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, such as ours. Among other things, the Tax Reform Act (i) establishes a new, flat corporate federal statutory income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums. The Tax Reform Act is still unclear in certain respects and, while the Internal Revenue Service has issued proposed regulations with respect to the Tax Reform Act, many of the regulations are not yet finalized and will require additional interpretation and implementation by the Internal Revenue Service, state tax authorities and courts. As discussed elsewhere in this Annual Report on Form 10-K, as a result of the Tax Reform Act, the Company was required to re-measure its deferred tax asset, resulting in an income tax charge of $646 thousand for the year ended December 31, 2017. Any future regulation, court decision, legislation or Internal Revenue Service interpretation could lessen or increase the adverse (and positive) impacts of the Tax Reform Act, which in-turn could affect our current or future financial statements.

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

The Company is a financial holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to shareholders of the Company is derived primarily from dividends paid by the Bank. As a result, the Company’s ability to receive dividends or loans from its Bank subsidiary is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The Federal Reserve Board and/or the FDIC prohibit a dividend payment by the Company or the Bank that would constitute an unsafe or unsound practice. See the sections captioned “Supervision and Regulation – Limit on Dividends” in Item 1, Business, and Note 14, “Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•actual or anticipated variations in quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry;
•perceptions in the marketplace regarding us and/or our competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•changes in government regulations; and
•geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. At December 31, 2019, we have no material weaknesses in our internal control over financial reporting but a material weakness could occur in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal control over financial reporting that meets the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

General Risk Factors

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

Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. The ongoing economic recession has resulted in increased scrutiny of accounting standards by legislators and our regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements or otherwise adversely affecting our financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through its Bank subsidiary, owns its main office located at 301 Virginia Avenue in Fairmont, West Virginia. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2019, the Company operated fifteen full-service banking branches and eleven mortgage-only offices, with locations as further described in Item 1, Business, of this Annual Report on Form 10-K. Eight of the fifteen full-service banking branches are owned and the remaining seven are leased. All mortgage locations are leased.

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV.

On January 31, 2020, the Company closed one branch location in Morgantown, WV.

No one facility is material to the Company. Management believes that the facilities are generally in good condition and suitable for the operations for which they are used. However, management continually looks for opportunities to upgrade its facilities and locations and may do so in the future.

Additional information concerning the property and equipment owned or leased by the Company and its subsidiaries is incorporated herein by reference from Note 4, “Premises and Equipment” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

MVB Financial Corp. had 957 stockholders of record at March 12, 2020.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company’s common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2014, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
$175
$150
$125
$100
$75
Index Value
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Period Ending
MVB Financial Corp.
KBW Bank Index
Russell 2000

Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
MVB Financial Corp.	$100.00	$87.93	$86.46	$135.69	$122.62	$169.25
KBW Bank Index	100.00	98.41	123.61	143.70	115.53	152.65
Russell 2000	100.00	94.29	112.65	127.46	111.94	138.50

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data that has been derived from the Company’s audited consolidated financial statements for each of the periods and at the dates indicated.

	Years Ended December 31,
(Dollars in thousands except per share data)	2019	2018	2017	2016	2015
Balance Sheet Data:
Assets	$1,944,114	$1,750,969	$1,534,302	$1,418,804	$1,384,476
Investment securities	254,335	231,213	231,507	162,368	123,115
Loans, net	1,362,766	1,293,427	1,096,063	1,043,764	1,024,164
Loans held for sale	109,788	75,807	66,794	90,174	102,623
Deposits	1,265,042	1,309,154	1,159,580	1,107,017	1,012,314
Stockholders’ equity	211,936	176,773	150,192	145,625	114,712
Weighted average shares outstanding - basic	11,713,885	11,030,984	10,308,738	8,212,021	8,104,316
Weighted average shares outstanding - diluted	12,044,667	12,722,003	10,440,228	10,068,733	8,140,116
Income Statement Data:
Interest income	$82,361	$69,760	$56,598	$54,123	$44,100
Interest expense	22,961	17,706	12,301	11,132	9,225
Net interest income	59,400	52,054	44,297	42,991	34,875
Provision for loan loss	1,789	2,440	2,173	3,632	2,493
Net interest income after provision for loan loss	57,611	49,614	42,124	39,359	32,382
Noninterest income	64,604	38,640	40,706	43,205	34,955
Noninterest expense	87,201	72,878	70,500	69,209	57,848
Income from continuing operations, before income taxes	35,014	15,376	12,330	13,355	9,489
Income tax expense - continuing operations	8,450	3,373	4,755	4,378	2,886
Net Income from continuing operations	26,564	12,003	7,575	8,977	6,603
Income from discontinued operations, before income taxes	575	—	—	6,346	353
Income tax expense - discontinued operations	148	—	—	2,411	140
Net Income from discontinued operations	427	—	—	3,935	213
Net Income	26,991	12,003	7,575	12,912	6,816
Preferred dividends	479	489	498	1,128	575
Net Income available to common shareholders	26,512	11,514	7,077	11,784	6,241
Per Share Data:
Earnings per share from continuing operations - basic	$2.22	$1.04	$0.69	$0.96	$0.75
Earnings per share from discontinued operations - basic	0.04	—	—	0.48	0.03
Earnings per share per common shareholder - basic	2.26	1.04	0.69	1.44	0.78
Earnings per share from continuing operations - diluted	2.16	1.00	0.68	0.92	0.74
Earnings per share from discontinued operations - diluted	0.04	—	—	0.39	0.03
Earnings per share per common shareholder - diluted	2.20	1.00	0.68	1.31	0.77
Cash dividends	0.20	0.11	0.10	0.08	0.08
Book value	17.13	14.55	13.63	12.93	12.20
Tangible book value [1]	15.20	12.92	11.80	11.01	9.81
Asset Quality Ratios:
Nonperforming loans to gross loans	0.37%	0.54%	0.88%	0.59%	0.99%
Nonperforming assets to total assets	0.34	0.53	0.72	0.47	0.76
Net charge-offs to gross loans	0.07	0.11	0.13	0.24	0.07
Allowance for loan losses to gross loans	0.86	0.84	0.89	0.86	0.78
Selected Ratios:
Return on average assets - continuing operations	1.44%	0.73%	0.52%	0.63%	0.54%
Return on average assets - discontinued operations	0.02	—	—	0.28	0.02
Return on average equity - continuing operations	13.61	7.46	5.23	7.30	5.89
Return on average equity - discontinued operations	0.22	—	—	3.20	0.19
Dividend payout	8.48	10.16	13.64	5.00	9.40
Efficiency ratio	70.32	80.36	82.94	80.29	82.84
Equity to assets	10.90	10.10	9.79	10.26	8.29
Bank Common equity tier 1 capital ratio	12.05	12.47	13.34	13.60	11.45
Bank Tier 1 risk-based capital ratio	12.05	12.47	13.34	13.60	11.45
Bank Total risk-based capital ratio	12.84	13.29	14.22	14.46	12.19
Bank Leverage ratio	9.94	10.24	10.69	10.88	9.50
1 This is a non-GAAP measure that the Company believes is helpful to interpreting financial results. For a reconciliation to the most directly comparable GAAP financial measure, please see “Non-GAAP Financial Measure Reconciliation” below.

Non-GAAP Financial Measure Reconciliation

	Years Ended December 31,
(Dollars in thousands except per share data)	2019	2018	2017	2016	2015
Goodwill	19,630	18,480	18,480	18,480	18,480
Intangibles	3,473	550	646	744	845
Total intangibles	23,103	19,030	19,126	19,224	19,325

Total Equity	211,936	176,773	150,192	145,625	114,712
Less: Preferred equity	(7,334)	(7,834)	(7,834)	(16,334)	(16,334)
Less: Total intangibles	(23,103)	(19,030)	(19,126)	(19,224)	(19,325)
Tangible common equity	181,499	149,909	123,232	110,067	79,053

Tangible common equity	181,499	149,909	123,232	110,067	79,053
Common shares outstanding	11,944,289	11,607,293	10,444,627	9,996,544	8,061,921
Tangible book value per common share	15.20	12.92	11.80	11.01	9.81

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

Statements in this Annual Report on Form 10-K that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively, “we,” “our,” or “us”), including the Bank; and
•statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook,” or similar expressions.

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
•changes in local, national and international political and economic conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States and other countries, potential or actual downgrades in rating of sovereign debt issued by the United States and other countries, and other major developments, including wars, natural disasters, epidemics and pandemics, including the COVID-19 outbreak, military actions, and terrorist attacks;
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
•the impact of the Dodd-Frank Act and EGRRCPA, and rules and regulations thereunder, some of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees that our subsidiaries may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;
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
•our ability to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the FASB or regulatory agencies; and
•costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

In this Management’s Discussion and Analysis, we review and explain the general financial condition and the results of operations for MVB Financial Corp. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in the Company’s financial condition and results of operations. We have used GAAP to prepare the accompanying consolidated financial statements. We engaged Dixon Hughes Goodman LLP to audit the consolidated financial statements and internal control over financial reporting and their independent audit reports are included elsewhere in this Annual Report on Form 10-K.

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

The most significant accounting policies followed by the Company are presented in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Equity Securities - Includes equity securities that are adjusted to fair value on a monthly basis, with the change in value recorded directly on the income statement. The Company has chosen to measure the equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues.

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

Pension Plan

As discussed in Note 10, “Pension Plan” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, the Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. Accruals under the Plan were frozen as of May 31, 2014. Freezing the plan resulted in a re-measurement of the pension obligations and plan assets as of the freeze date. The pension obligation was re-measured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.46%.

Deferred Tax Assets

The Company uses an estimate of future earnings to support our position that the benefit of deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Management also evaluates deferred tax assets to determine if it is more likely than not that the deferred tax benefit will be utilized in future periods. If not, a valuation allowance is recorded. Our deferred tax assets are described further in Note 8, “Income Taxes” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Recent Accounting Pronouncements and Developments

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirement for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under ASC 715-201 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; 3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; 4) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; 5) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and 6) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include additions, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, 3) the valuation process for Level 3 fair value measurements, and 4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: 1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; 2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and 3) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles – Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit to address concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update is effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance effective January 1, 2019 and the adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company has formed an implementation team led by the CFO, that also includes other lines of business and functions within the Company. The Company has also engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist in the development of models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Company’s consolidated financial statements, we are still in the process of completing our evaluation. In July 2019, the FASB proposed changes to the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company for fiscal year 2019, the proposed delay would be applicable. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies until January 2023.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance in September 2017, ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update), in January 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, in July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements, in December 2018, ASU 2019-01, Leases (Topic 842): Codification Improvements in March 2019, and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements, for Lessors which provides certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon the adoption of ASU 2016-02, ASU 2018-11, and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $12.9 million and $15.7 million, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties and financing leases of certain office equipment. The Company has no material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company applied certain practical expedients provided under ASU 2016-02 whereby the Company did reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because this election resulted in a lower impact on our balance sheet. The Company utilized the modified-retrospective transition approach prescribed by ASU 2018-11.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The Company evaluated the impact of this standard on individual customer contracts, while management evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company determined that this standard did not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company also completed an evaluation of certain costs related to customer contracts and revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on the evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense are now recorded as contra-revenue). This classification change resulted in immaterial changes to both revenue and expense. The Company adopted the revenue recognition standard and its related amendments as of January 1, 2019 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card related cost reclassifications noted above.

Summary Financial Results

Excluding discontinued operations, the Company earned $26.6 million in 2019 compared to $12.0 million in 2018, an increase of $14.6 million. The 2019 earnings equated to a return on average assets of 1.44% and a return on average equity of 13.61%, compared to 2018 results of 0.73% and 7.46%, respectively. Basic earnings per share were $2.22 in 2019 compared to $1.04 in 2018. Diluted earnings per share were $2.16 in 2019 compared to $1.00 in 2018.

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

Net interest income increased $7.3 million, noninterest income increased $26.0 million, and noninterest expenses increased by $14.3 million during 2019 compared to 2018. The Company’s yield on earning assets in 2019 was 4.81% compared to 4.58% in 2018. Total loans increased by $70.2 million to $1.4 billion at December 31, 2019.

Net interest income increased $7.8 million, noninterest income decreased $2.1 million and noninterest expenses increased by $2.4 million during 2018 compared to 2017. The Company’s yield on earning assets in 2018 was 4.58% compared to 4.17% in 2017. Total loans increased by $198.4 million to $1.3 billion at December 31, 2018.

Deposits decreased $44.1 million to $1.3 billion at December 31, 2019, from $1.3 billion at December 31, 2018. The Bank offers an uncomplicated product design accompanied by a simple fee structure that is attractive to customers. The overall cost of interest-bearing liabilities for the Company was 1.68% in 2019 compared to 1.37% in 2018. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin of 3.47% in 2019 compared to 3.41% in 2018.

Deposits increased $149.6 million to $1.3 billion at December 31, 2018, from $1.2 billion at December 31, 2017. The overall cost of interest-bearing liabilities for the Company was 1.37% in 2018 compared to 1.04% in 2017. Increasing the asset yield at a faster pace than the cost of interest-bearing liabilities resulted in a net interest margin of 3.41% in 2018 compared to 3.27% in 2017.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. Net interest margin was 3.47% in 2019 compared to 3.41% and 3.27% in 2018 and 2017, respectively. The net interest margin continues to face considerable pressure due to falling interest rates and competitive pricing of loans and deposits in the Bank’s markets. During 2019, the Federal Reserve lowered its key interest rate from a range of 2.25% to 2.50% to a range of 1.50% to 1.75%. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk. Net interest spread was 3.13% in 2019 compared to 3.21% and 3.13% in 2018 and 2017, respectively. The difference between the net interest margin and net interest spread was 34 basis points in 2019 compared to 20 basis points in 2018. This was due to an increase of $86.9 million in average noninterest bearing demand deposits.

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near-term future.

During 2019, net interest income increased by $7.3 million, or 14.1%, to $59.4 million from $52.1 million in 2018. This increase is largely due to the growth in average earning assets, primarily $133.6 million in commercial loans. Average total earning assets was $1.7 billion in 2019 compared to $1.5 billion in 2018. Average total loans and loans held for sale increased to $1.5 billion in 2019 from $1.3 billion in 2018, primarily as the result of a $133.6 million increase in average commercial loans. As a result of the increase in average total earning assets, total interest income increased by $12.6 million, or 18.1%, to $82.4 million in 2019 from $69.8 million in 2018. Average investment securities increased $3.5 million, as the result of a $20.6 million decrease in taxable investments and a $24.1 million increase in tax-exempt investments. Yield on tax-exempt securities decreased 14 basis points and taxable securities yield decreased 2 basis points. Average interest-bearing liabilities increased in 2019 by $68.9 million. The increase was primarily the result of a $86.6 million increase in the average balance of money market checking accounts and a $67.9 million increase in the average balance of certificates of deposit, partially offset by a $51.7 million decrease in the average balance of NOW accounts, a $6.9 million decrease in the average balance of borrowings, a $7.3 million decrease in the average balance of repurchase agreements and federal funds sold, and a $13.7 million decrease in the average balance of subordinated debt due to redemptions and conversions into common stock. Average interest-bearing deposits grew to $1.2 billion in 2019 from $1.1 billion in 2018. Total interest expense increased by $5.3 million, caused primarily by a $5.8 million increase in deposit interest and a $445 thousand increase in interest on FHLB and other borrowings. The result was a 31-basis point increase in the cost of interest bearing liabilities from 2018 to 2019.

During 2018, net interest income increased by $7.8 million, or 17.5%, to $52.1 million from $44.3 million in 2017. This increase is largely due to the growth in average earning assets, primarily $24.3 million in taxable investment securities and $102.7 million in commercial loans. Average total earning assets was $1.52 billion in 2018 compared to $1.36 billion in 2017. Average total loans and loans held for sale increased to $1.28 billion in 2018 from $1.15 billion in 2017, primarily as the result of a $102.7 million increase in average commercial loans. As a result of the increase in average total earning assets, total interest income increased by $13.2 million, or 23.3%, to $69.8 million in 2018 from $56.6 million in 2017. Average investment securities increased $44.7 million, as the result of a $24.3 million increase in taxable investments and a $20.4 million increase in tax-exempt investments. Yield on tax-exempt securities increased 38 basis points and taxable securities yield increased 27 basis points. Average interest-bearing liabilities increased in 2018 by $111.3 million. The increase was primarily the result of a $57.3 million increase in the average balance of certificates of deposit, a $68.5 million increase in the average balance of borrowings, and a $5.4 million increase in the average balance of money market checking accounts, partially offset by a $5.3 million decrease in the average balance of NOW accounts, a $5.0 million decrease in the average balance of repurchase agreements and federal funds sold, and a $7.8 million decrease in the average balance of subordinated debt due to conversions into common stock. Average interest-bearing deposits grew to $1.1 billion in 2018 from $1.0 billion in 2017. Total interest expense increased by $5.4 million, caused primarily by a $3.3 million increase in deposit interest and a $2.6 million increase in interest on FHLB and other borrowings. The result was a 33-basis point increase in the cost of interest bearing liabilities from 2017 to 2018.

The Company’s average earning assets increased $188.8 million and net interest income increased by $7.3 million during 2019. The net interest margin continues to be pressured by falling rates, increased competition for high quality loan growth and the deposit volume required to fund the growth.

The Bank’s yield on earning assets changed during 2019 as follows: the loan portfolio yield increased by 23 basis points and the investment portfolio yield increased by 4 basis points while the cost of interest bearing liabilities increased by 31 basis points.

The cost of interest-bearing liabilities increased to 1.68% in 2019 from 1.37% in 2018. This increase is primarily the result of a 33 basis point increase in the cost of borrowings and a 29 basis point increase on deposits. Further discussion on borrowings is included in Note 6, “Borrowed Funds” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Statistical Financial Information Regarding MVB Financial Corp.
The following tables provide further information about interest income and expense:
Average Balances and Analysis of Net Interest Income:

	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$9,264	$209	2.26%	$5,176	$108	2.09%	$3,790	$52	1.37%
CDs with other banks	14,097	280	1.99	14,778	295	2.00	14,619	288	1.97
Investment securities:
Taxable	129,486	3,055	2.36	150,134	3,580	2.38	125,797	2,658	2.11
Tax-exempt	103,235	3,520	3.41	79,161	2,810	3.55	58,786	1,863	3.17
Loans and loans held for sale: [1]
Commercial	987,674	53,087	5.37	854,108	43,099	5.05	751,444	33,896	4.51
Tax exempt	12,549	443	3.53	14,352	499	3.48	15,064	520	3.45
Real estate	447,891	21,220	4.74	395,302	18,794	4.75	373,360	16,612	4.45
Consumer	8,948	547	6.11	11,349	575	5.07	13,660	709	5.19
Total loans	1,457,062	75,297	5.17	1,275,111	62,967	4.94	1,153,528	51,737	4.49
Total earning assets	1,713,144	82,361	4.81	1,524,360	69,760	4.58	1,356,520	56,598	4.17
Less: Allowance for loan losses	(11,318)			(10,530)			(9,626)
Cash and due from banks	17,625			16,828			16,287
Other assets	131,370			106,600			90,585
Total assets	$1,850,821			$1,637,258			$1,453,766

Liabilities
Deposits:
NOW	$381,092	$3,586	0.94	$432,789	$3,246	0.75	$438,123	$2,608	0.60
Money market checking	331,636	5,144	1.55	245,008	2,455	1.00	239,632	1,781	0.74
Savings	38,324	4	0.01	44,049	29	0.07	47,034	78	0.17
IRAs	17,415	329	1.89	17,894	285	1.59	16,678	217	1.30
CDs	387,660	8,376	2.16	319,720	5,620	1.76	262,417	3,610	1.38
Repurchase agreements and federal funds sold	11,252	48	0.43	18,536	56	0.30	23,559	75	0.32
FHLB and other borrowings	183,812	4,704	2.56	190,686	4,259	2.23	122,144	1,690	1.38
Subordinated debt	12,124	770	6.35	25,774	1,756	6.81	33,524	2,242	6.69
Total interest-bearing liabilities	1,363,315	22,961	1.68	1,294,456	17,706	1.37	1,183,111	12,301	1.04
Noninterest bearing demand deposits	258,546			171,631			117,696
Other liabilities	33,810			10,304			8,006
Total liabilities	1,655,671			1,476,391			1,308,813

Stockholders’ equity
Preferred stock	7,660			7,834			7,927
Common stock	11,762			11,082			10,355
Paid-in capital	118,837			107,669			96,987
Treasury stock	(1,084)			(1,084)			(1,084)
Retained earnings	61,712			42,509			34,155
Accumulated other comprehensive income	(3,737)			(7,143)			(3,387)
Total stockholders’ equity	195,150			160,867			144,953
Total liabilities and stockholders’ equity	$1,850,821			$1,637,258			$1,453,766

Net interest spread			3.13			3.21			3.13
Net interest income-margin		$59,400	3.47%		$52,054	3.41%		$44,297	3.27%

[1] Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

Rate Volume Calculation: 2019 vs. 2018

(Dollars in thousands)	Change in Volume	Change in Rate	Change in Both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	$6,740	$2,809	$439	$9,988
Tax exempt	(63)	8	(1)	(56)
Real estate	2,501	(66)	(9)	2,426
Consumer	(122)	119	(25)	(28)
Investment securities:
Taxable	(492)	(38)	5	(525)
Tax-exempt	855	(111)	(34)	710
Interest-bearing deposits in banks	85	9	7	101
CDs with other banks	(14)	(1)	—	(15)
Total earning assets	$9,490	$2,729	$382	$12,601

Interest bearing liabilities
NOW	$(388)	$827	$(99)	$340
Money market checking	868	1,345	476	2,689
Savings	(4)	(24)	3	(25)
IRAs	(8)	53	(1)	44
CDs	1,194	1,288	274	2,756
Repurchase agreements and federal funds sold	(22)	23	(9)	(8)
FHLB and other borrowings	(154)	621	(22)	445
Subordinated debt	(930)	(119)	63	(986)
Total interest bearing liabilities	$556	$4,014	$685	$5,255
Total	$8,934	$(1,285)	$(303)	$7,346
Rate Volume Calculation: 2018 vs. 2017

(Dollars in thousands)	Change in Volume	Change in Rate	Change in Both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	$4,631	$4,022	$550	$9,203
Tax exempt	(25)	4	—	(21)
Real estate	976	1,139	67	2,182
Consumer	(120)	(17)	3	(134)
Investment securities:
Taxable	514	342	66	922
Tax-exempt	645	224	78	947
Interest-bearing deposits in banks	19	27	10	56
CDs with other banks	3	4	—	7
Total earning assets	$6,643	$5,745	$774	$13,162

Interest bearing liabilities
NOW	$(32)	$678	$(8)	$638
Money market checking	40	620	14	674
Savings	(5)	(47)	3	(49)
IRAs	16	48	4	68
CDs	788	1,003	219	2,010
Repurchase agreements and federal funds sold	(16)	(4)	1	(19)
FHLB and other borrowings	948	1,038	583	2,569
Subordinated debt	(518)	42	(10)	(486)
Total interest bearing liabilities	$1,221	$3,378	$806	$5,405
Total	$5,422	$2,367	$(32)	$7,757

Provision for Loan Losses

The Company’s provision for loan losses for 2019, 2018, and 2017 was $1.8 million, $2.4 million and $2.2 million, respectively. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio.

Provision for loan losses of $1.8 million and $2.4 million were made for the year ended December 31, 2019 and 2018, respectively. The decrease in loan loss provision is most attributable to the relative lower growth in the loan portfolios, which increased $69.7 million during 2019 versus a $199.3 million increase during 2018. The total decrease in provision was also significantly impacted by the continued decline in historical loss rates, and a decrease in the need for ASC 310-10 specific loan loss allocations, during 2019. More specifically, total loan portfolio growth was 5.4% in 2019 versus 17.9% in 2018, while total specific loan loss allocations for impaired loans decreased by $469 thousand in 2019, versus a decrease of $145 thousand in 2018. Total net charge-offs were $953 thousand in 2019, compared to $1.4 million in 2018.

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

Noninterest Income

Mortgage fee income, holding gain on equity securities, commercial swap fee income, gain (loss) on derivatives and income on bank owned life insurance generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts. The total of noninterest income for 2019, 2018 and 2017 was $64.6 million, $38.6 million and $40.7 million, respectively.

The increase in noninterest income for 2019 compared to 2018 was primarily the result of a $13.2 million increase in net holding gains on equity securities and a $8.7 million increase in mortgage fee income. The increase of $13.2 million in holding gain on equity securities was mainly the result of a holding gain of $13.5 million relating to a Fintech investment. The increase in mortgage fee income was largely the result of an increase of $342.9 million, or 27.0%, in the volume of mortgage loans sold which was driven by an increase of $368.7 million, or 25.5%, in mortgage closed loan production volume. Excluding the increases in holding gain on equity securities and mortgage fee income, noninterest income for 2019 increased $4.1 million and was primarily attributed to an increase in the gain on derivative of $1.5 million and an increase in commercial swap fee income of $1.2 million.

In 2019 and 2018, mortgage fee income increased $8.7 million and decreased $4.8 million, respectively. Mortgage closed loan production volume increased by $368.7 million, or 25.5%, in 2019 and decreased $93.8 million, or 6.1%, in 2018. With the pressure of decreasing rates during 2019, mortgage closed loan production increased in 2019 across most of the loan categories. The $368.7 million increase in 2019 was due to a $352.0 million increase in refinance volume, a $59.8 million increase in purchase loans, a $1.4 million increase in bridge loans, and a $44.5 million decrease in construction loans. The decrease in 2018 was due to a $46.9 million decrease in purchase loans, a $35.4 million decrease in refinance volume, an $8.8 million decrease in bridge loans, and a $2.7 million decrease in construction loans, which was a result of increasing interest rates in 2018.

Gain on derivatives increased $1.5 million from a loss of $278 thousand in 2018 to a gain of $1.3 million in 2019. This increase was largely the result of an increase of 23.39% in the locked pipeline of residential mortgage loans related to the derivative during the year ended December 31, 2019, compared to a decrease of 3.15% in the locked pipeline of residential mortgage loans related to the derivative during the year ended December 31, 2018.

Commercial swap fee income increased $1.2 million from $552 thousand in 2018 to $1.7 million in 2019. This was primarily the result of an increase in swap volume from $38.5 million in 2018 to $58.3 million in 2019.

During the ordinary course of business in 2019, 2018 and 2017, the Company sold several investment securities at a loss of $166 thousand, a gain of $327 thousand and a gain of $731 thousand, respectively. All investments that were sold were classified as available-for-sale. The Company is always looking at ways to improve yield while maintaining a high quality short-term investment portfolio.

Gain on sale of portfolio loans increased $322 thousand from $198 thousand in 2018 to $520 thousand in 2019 and decreased $340 thousand from $538 thousand in 2017 to $198 thousand in 2018. The total volume of portfolio loans sold in 2019, 2018 and 2017 was $63.9 million, $15.2 million, and $52.9 million, respectively.

The Company is continually searching for ways to increase noninterest income. In addition, the Company believes that the acquisition of Chartwell Compliance during the third quarter of 2019 will generate increases to noninterest income through consulting income generated from their services.

Noninterest Expense

Noninterest expense was $87.2 million, $72.9 million and $70.5 million in 2019, 2018 and 2017, respectively. Approximately 64%, 63% and 63% of noninterest expense for 2019, 2018 and 2017, respectively, related to personnel costs. Personnel is a critical component of every service organization, which is why personnel costs are such a significant part of the expenditure mix. Salaries and benefits increased by $10.0 million in 2019 and increased by $2.1 million in 2018. The 2019 increase is primarily the result of increased mortgage production, the build-out of other Company administration, the build-out of the Fintech team, increased incentive and stock-based compensation, and the additional team members acquired as a result of the Chartwell acquisition during the third quarter of 2019. The 2018 increase is primarily the result of additional staffing related to organic growth. The additional staffing was used for sales positions as well as the back-office support needed to facilitate growth.

Equipment and occupancy expense increased by $983 thousand in 2019 and by $384 thousand in 2018. The 2019 increase was mainly due to increases in lease expense, building repairs and maintenance, maintenance on equipment and technology. The 2018 increase was primarily due to one new full-service branch being opened during 2018 in the northern Virginia region as well as a full year of expenses from the Suncrest and Leesburg offices opened in 2017. Part of this increase was offset due to the decreased expenses related to the consolidation of two branches in Martinsburg, WV during December of 2017.

Professional fees increased by $1.4 million in 2019 and increased by $416 thousand in 2018. The 2019 increase was due to special projects and Fintech product and technology development. The 2018 increase was due to project management, additional accounting and auditing fees, recruiting expenses, and other efficiency implementations.

Travel, entertainment, dues, and subscriptions expense increased by $1.3 million in 2019 and by $587 thousand in 2018. More specifically, the 2019 increase was mainly due to a $1.0 million increase in meals and entertainment and a $835 thousand increase in travel expense, primarily the result of increased activity of the Fintech team. The 2018 increase was primarily due to a $386 thousand increase in travel expense, and a $288 thousand increase in publications and sponsorships.

Income Taxes

The Company incurred income tax expense of $8.6 million, $3.4 million, and $4.8 million in 2019, 2018, and 2017, respectively.

The Company’s effective tax rate was 24%, 22%, and 39% in 2019, 2018 and 2017, respectively. The decrease in effective tax rate for 2018 and 2019 was primarily driven by the Tax Reform Act, signed into law on December 22, 2017. The new law established a new, flat corporate federal statutory income tax rate of 21%. The Company's 2017 effective tax rate was also affected by the Tax Reform Act, as the Company was required to re-measure its net deferred tax asset, which resulted in an income tax charge of $646 thousand. Among other things, the new law (i) eliminated the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (ii) limited the deduction for net interest expense incurred by U.S. corporations, (iii) allowed businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (iv) eliminated or reduced certain deductions related to meals and entertainment expenses, (v) modified the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vi) limited the deductibility of deposit insurance premiums. If not for having to re-measure the net deferred tax asset, the Company’s effective tax rate for 2017 would have been 33%. The Company’s effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by the Company. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses.

Return on Assets

Excluding discontinued operations, the Company’s return on average assets from continuing operations was 1.44% in 2019, compared to 0.73% in 2018 and 0.52% in 2017. The increased return in 2019 is a direct result of a $14.6 million increase in earnings from continuing operations, while average total assets increased by $213.6 million, mainly as the result of a $182.0 million increase in average total loans. The increased return in 2018 is a direct result of a $4.4 million increase in earnings from continuing operations, while average total assets increased by $183.5 million, mainly as the result of a $121.6 million increase in average total loans and a $44.7 million increase in average investment securities.

Return on Equity

Excluding discontinued operations, the Company’s return on average stockholders’ equity from continuing operations was 13.61% in 2019, compared to 7.46% in 2018 and 5.23% in 2017. The increased return in 2019 is a direct result of a $14.6 million increase in earnings from continuing operations, while average equity increased by $34.3 million. The increased return in 2018 is a direct result of a $4.4 million increase in earnings from continuing operations, while average equity increased by $15.9 million.

Overview of the Statement of Condition

The greatest balance sheet changes from 2018 to 2019 were as follows: total assets increased by $193.1 million to $1.9 billion at December 31, 2019, loans increased by $70.2 million to $1.4 billion, deposits decreased by $44.1 million to $1.3 billion, accrued interest payable and other liabilities increased $24.0 million to $41.7 million, accrued interest receivable and other assets increased $18.9 million to $53.1 million, subordinated debt decreased $13.4 million to $4.1 million, and stockholders’ equity increased $35.2 million to $211.9 million.

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. Further discussion of this agreement, including the amounts classified as held for sale at December 31, 2019, is included in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Cash and Cash Equivalents

Cash and cash equivalents totaled $28.0 million at December 31, 2019, compared to $22.2 million at December 31, 2018. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board the daily Federal Reserve Requirement.

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

Investment Securities

Investment securities totaled $254.3 million at December 31, 2019, compared to $231.2 million at December 31, 2018.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated reported at estimated fair value:

December 31, (Dollars in thousands)	2019	2018	2017
Available-for-sale securities:
U. S. Agency securities	$51,996	$77,430	$80,945
U.S. Sponsored Mortgage-backed securities	58,312	50,115	58,154
Municipal securities	113,092	83,761	75,842
Other securities	12,421	10,308	16,566
Total investment securities available-for-sale	$235,821	$221,614	$231,507

Equity securities	$18,514	$9,599	$—

At December 31, 2019, investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement, and interest rate risk management opportunities. At December 31, 2019, the amortized cost of available-for-sale investment securities totaled $231.8 million, resulting in unrealized gain in the investment portfolio of $4.0 million. Management has the intent and ability to hold the investments to maturity and they are all high quality investments with no other than temporary impairment. The municipal securities continue to give the Company the ability to pledge and to better the effective tax rate.

The following table shows the maturities for the available-for-sale investment securities portfolio at December 31, 2019:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Weighted Avg. Yield	Amortized Cost	Fair Value
U. S. Agency securities	$—	—%	$13,997	2.06%	$14,707	2.38%	$23,342	2.52%	$52,046	$51,996
U.S. Sponsored Mortgage-backed securities	—	—	—	—	11,098	1.74	47,650	2.58	58,748	58,312
Municipal securities	—	—	961	2.69	9,294	3.44	98,495	3.35	108,750	113,092
Other securities	90	5.02	985	2.46	10,319	5.37	853	3.79	12,247	12,421
Total	$90	5.02%	$15,943	2.12%	$45,418	3.12%	$170,340	3.02%	$231,791	$235,821

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

Loans

The Company’s primary market areas are the Marion, Harrison, Jefferson, Berkeley, Monongalia, and Kanawha counties of West Virginia and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $1.4 billion as of December 31, 2019 and $1.3 billion as of December 31, 2018.

During 2019, the Bank experienced loan growth of $70.2 million. The growth primarily came from the commercial and non-residential real estate area, which grew approximately $122.8 million.

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. As of December 31, 2019, the balance of loans classified as held for sale as a result of this agreement was $42.9 million.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2019	2018	2017	2016	2015
Commercial and non-residential real estate	$1,063,828	$941,033	$783,909	$756,619	$728,202
Residential real estate and home equity	306,710	353,944	308,614	280,838	285,490
Consumer and other	3,697	9,605	12,783	14,511	17,361
Total Loans	$1,374,235	$1,304,582	$1,105,306	$1,051,968	$1,031,053
Deferred loan origination fees and costs, net	$306	$(216)	$635	$897	$1,117
Loans receivable	$1,374,541	$1,304,366	$1,105,941	$1,052,865	$1,032,170

At December 31, 2019, commercial and non-residential real estate loans represented the largest portion of the portfolio approximating 77.4% of the total loan portfolio. Commercial and non-residential real estate loans totaled $1.1 billion at December 31, 2019, compared to $941.0 million at December 31, 2018. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Residential real estate loans to retail customers (including home equity lines of credit) account for the second largest portion of the loan portfolio, comprising 22.3% of the total loan portfolio. Residential real estate and home equity loans totaled $306.7 million at December 31, 2019, compared to $353.9 million at December 31, 2018. Included in residential real estate loans are home equity credit lines totaling $35.1 million at December 31, 2019, compared to $59.0 million at December 31, 2018. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the Marion, Harrison, Berkeley, Jefferson, Kanawha and Monongalia county markets of West Virginia and Fairfax and Loudoun county markets of Virginia. Under the Tax Reform Act signed into law on December 22, 2017, interest on home equity loans and lines of credit is no longer deductible. This change could adversely impact the level of originations and outstanding volumes of home equity loans and lines of credit in the future.

At December 31, 2019, consumer and other loan balances totaled $3.7 million compared to $9.6 million at December 31, 2018. The majority of consumer loans are in the direct lending area. Management is pleased with the performance and quality of the consumer loan portfolio, which can be attributed to the many years of experience of its consumer lenders. This is another important product necessary to serve our market areas.

At December 31, 2019, loans identified by management as potential problem loans amounted to $10.0 million, which includes three commercial relationships. The five loans among these relationships include $6.0 million in three commercial equipment loans to one borrower, a $2.2 million commercial real estate loan to the second borrower, and a $1.8 million government lease finance loan to a third borrower. These are loans where known information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms in the future. These loans are being monitored closely, but as of year-end were not considered impaired loans.

The following table provides additional information about loans:

Loan maturities at December 31, 2019:

(Dollars in thousands)	One Year or Less	One Through Five Years	Due After Five Years	Total
Commercial and non-residential real estate	$182,739	$354,287	$526,802	$1,063,828
Residential real estate and home equity	135,523	12,886	158,301	306,710
Consumer and other	434	1,515	1,748	3,697
Total Loans	$318,696	$368,688	$686,851	$1,374,235

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2019 that mature after one year:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
Predetermined fixed interest rate	$420,946	$136,414	$2,720	$560,080
Floating or adjustable interest rate	460,143	34,773	543	495,459
Total as of December 31, 2019	$881,089	$171,187	$3,263	$1,055,539

Loan Concentration

At December 31, 2019, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. However, a large portion of commercial loans are real estate secured and they are geographically and industry diverse. Loans that are non-real estate secured are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the ALL. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity where applicable, and changes in the local and national economy. When appropriate, management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

The result of the evaluation of the adequacy at each period presented herein indicated that the ALL was considered adequate to absorb losses inherent in the loan portfolio.

At December 31, 2019 and 2018, impaired loans totaled $9.5 million and $12.8 million, respectively. A portion of the ALL of $574 thousand and $1.0 million was allocated to cover any loss in these loans at December 31, 2019 and 2018, respectively. Loans past due more than 30 days were $9.3 million and $16.2 million, respectively, at December 31, 2019 and 2018.

	December 31,
	2019	2018	2017
Loans past due more than 30 days to gross loans	0.68%	1.24%	0.89%
Loans past due more than 90 days to gross loans	0.07%	0.40%	0.25%

Net charge-offs of $953 thousand in 2019, $1.4 million in 2018, and $1.4 million in 2017 were incurred. The provision for loan losses was $1.8 million in 2019, $2.4 million in 2018, and $2.2 million in 2017. Net charge-offs represented 0.07%, 0.11%, 0.13%, 0.24% and 0.07% in 2019, 2018, 2017, 2016 and 2015, respectively, compared to gross loans for the indicated period.

The following tables reflect the allocation of the ALL as of December 31, 2019, 2018, 2017, 2016 and 2015:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2018	$8,605	$2,089	$245	$10,939
Charge-offs	(998)	—	(10)	(1,008)
Recoveries	1	5	49	55
Provision (Recovery)	2,490	(495)	(206)	1,789
ALL balance at December 31, 2019	$10,098	$1,599	$78	$11,775

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2017	$7,804	$1,824	$250	$9,878
Charge-offs	(1,024)	(166)	(290)	(1,480)
Recoveries	15	81	5	101
Provision	1,810	350	280	2,440
ALL balance at December 31, 2018	$8,605	$2,089	$245	$10,939

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2016	$7,181	$1,718	$202	$9,101
Charge-offs	(1,138)	(250)	(109)	(1,497)
Recoveries	39	44	18	101
Provision	1,722	312	139	2,173
ALL balance at December 31, 2017	$7,804	$1,824	$250	$9,878

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006
Charge-offs	(1,995)	(224)	(338)	(2,557)
Recoveries	8	11	1	20
Provision	3,102	121	409	3,632
ALL balance at December 31, 2016	$7,181	$1,718	$202	$9,101

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
ALL balance at December 31, 2014	$4,363	$1,653	$207	$6,223
Charge-offs	(708)	(33)	(6)	(747)
Recoveries	20	6	11	37
Provision (Recovery)	2,391	184	(82)	2,493
ALL balance at December 31, 2015	$6,066	$1,810	$130	$8,006

(Dollars in thousands)	2019		2018		2017		2016		2015
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$10,098	78%	$8,605	72%	$7,804	71%	$7,181	72%	$6,066	70%
Residential real estate and home equity	1,599	22	2,089	27	1,824	28	1,718	27	1,810	28
Consumer and other	78	—	245	1	250	1	202	1	130	2
Total	$11,775	100%	$10,939	100%	$9,878	100%	$9,101	100%	$8,006	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. For 2019, interest income on loans would have increased by approximately $582 thousand if loans had performed in accordance with their terms.

Non-performing assets and past due loans:

(Dollars in thousands)	2019	2018	2017	2016	2015
Non-accrual loans
Commercial	$3,533	$4,495	$8,350	$4,975	$8,195
Real estate and home equity	1,556	2,526	1,170	1,176	839
Consumer and other	34	82	179	78	371
Total non-accrual loans	5,123	7,103	9,699	6,229	9,405
Accruing loan past due 90 days or more	—	—	—	—	848
Total non-performing loans	5,123	7,103	9,699	6,229	10,253
Other real estate, net	1,397	2,145	1,346	414	239
Total non-performing assets	$6,520	$9,248	$11,045	$6,643	$10,492

Allowance for loan losses	$11,775	$10,939	$9,878	$9,101	$8,006

Nonperforming loans to gross loans	0.37%	0.54%	0.88%	0.59%	0.99%
Allowance for loan losses to non-performing loans	229.85%	154.01%	101.85%	146.11%	78.08%
Nonperforming assets to total assets	0.34%	0.53%	0.72%	0.47%	0.76%

Impaired loans have decreased by $3.3 million, or 25.8%, during 2019. This change is the net effect of multiple factors, including principal curtailments of $1.6 million, the reclassification of $1.4 million of previously reported impaired loans to performing loans, partial charge-offs of $999 thousand, the identification of $223 thousand of recently impaired loans, foreclosure and reclassification to other real estate owned of $135 thousand, and normal loan amortization of $474 thousand.

The $1.6 million of principal curtailments were concentrated in one commercial relationship in which the underlying assets were purchased by an unrelated borrower and repurposed in a new business operation, with stronger performance, allowing the new loan to be originated as a performing loan. This relationship represented $1.4 million, or 88%, or the total principal curtailments.

The $1.4 million included in the reclassification of previously reported impaired loans to performing loans was concentrated in one residential real estate loan that returned to accrual status after that borrower provided six consecutive, on-time payments, thus allowing the loan to be adjusted to accrual status, and allowing the loan to be considered a performing loan.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits, including deposits at branches held for sale, continue to be the most significant source of funds, totaling $1.5 billion, or 84.2%, of funding sources at December 31, 2019. This same information at December 31, 2018, reflected $1.3 billion in deposits representing 84.1% of such funding sources. FHLB and other borrowings and subordinated debt represented 15.1% and 14.9% of funding sources at December 31, 2019 and 2018, respectively. Repurchase agreements, which are available to large corporate customers, represented 0.7% and 1.0% of funding sources at December 31, 2019 and 2018, respectively, and represented the remainder of such funding sources. In 2018, $16.0 million of subordinated debt was converted into common stock, which caused the issuance of 1,000,000 new shares and provided an annual interest expense savings of $1.1 million. In 2019, $1.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 62,500 new shares, and $12.4 million of subordinated debt was redeemed. These transactions provided an annual interest expense savings of $970 thousand.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the Company. At December 31, 2019, noninterest-bearing balances totaled $278.5 million compared to $213.6 million at December 31, 2018, or 22.0% and 16.3% of total deposits, respectively. Interest-bearing deposits totaled $1.0 billion at December 31, 2019, compared to $1.1 billion at December 31, 2018, or 78.0% and 83.7% of total deposits, respectively.

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. As of December 31, 2019, the balance of deposits classified as held for sale as a result of this agreement was $188.3 million.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	2019	2018	2017
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$278,547	$213,597	$125,963
Interest bearing demand	351,435	376,398	436,303
Savings and money markets	363,026	317,697	284,795
Time deposits including CDs and IRAs	272,034	401,462	312,519
Total deposits	$1,265,042	$1,309,154	$1,159,580

Time deposits that meet or exceed the FDIC insurance limit	$8,955	$15,280	$18,832

The following table sets forth the average balance and average rate paid on each of the deposit categories, including the deposits at branches held for sale, for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest bearing demand deposits	$258,546		$171,631		$117,696
Interest-bearing demand deposits:
NOW	381,092	0.94%	432,789	0.75%	438,123	0.60%
Money market checking	331,636	1.55%	245,008	1.00%	239,632	0.74%
Savings	38,324	0.01%	44,049	0.07%	47,034	0.17%
IRAs	17,415	1.89%	17,894	1.59%	16,678	1.30%
CDs	387,660	2.16%	319,720	1.76%	262,417	1.38%
Total interest-bearing deposits	1,156,127	1.51%	1,059,460	1.10%	1,003,884	0.83%
Total deposits	$1,414,673		$1,231,091		$1,121,580

Average interest-bearing deposits, including deposits at branches held for sale, totaled $1.2 billion during 2019 compared to $1.1 billion during 2018. Average noninterest bearing deposits, including noninterest bearing deposits at branches held for sale, totaled $258.5 million during 2019 compared to $171.6 million during 2018.

Maturities of time deposits, including time deposits at branches held for sale, that meet or exceed the FDIC insurance limit as of December 31, 2019:

(Dollars in thousands)	2019
Under 3 months	$1,831
Over 3-12 months	6,899
Over 1 to 3 years	3,214
Over 3 years	—
Total	$11,944

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments.

Short-term borrowings:

(Dollars in thousands)	2019	2018	2017
Balance at end of year	$192,063	$212,395	$149,596
Average balance during the year	187,226	171,117	100,969
Maximum month-end balance	240,811	264,297	220,097
Weighted-average rate during the year	2.24%	2.27%	1.16%
Weighted-average rate at December 31	1.81%	2.62%	1.61%

Repurchase agreements:

(Dollars in thousands)	2019	2018	2017
Balance at end of year	$10,172	$14,925	$22,403
Average balance during the year	11,252	18,536	25,160
Maximum month-end balance	14,655	20,903	25,972
Weighted-average rate during the year	0.43%	0.30%	0.30%
Weighted-average rate at December 31	0.44%	0.16%	0.34%

In addition, the Company holds subordinated debt as follows:

(Dollars in thousands)	2019	2018	2017
Balance at end of year	$4,124	$17,524	$33,524
Average balance during the year	12,125	25,774	33,524
Maximum month-end balance	17,524	33,524	33,524
Weighted-average rate during the year	6.35%	6.81%	6.69%
Weighted-average rate at December 31	3.51%	6.57%	6.70%

Capital/Stockholders’ Equity

During the year ended December 31, 2019, stockholders’ equity increased approximately $35.2 million to $211.9 million. This increase consists of net income for the year of $27.0 million, a $5.5 million decrease in other comprehensive loss, common stock options exercised totaling $2.2 million, stock based compensation of $1.8 million, common stock issued related to Chartwell acquisition totaling $1.0 million, and the conversion of subordinated debt to common stock totaling $1.0 million. These changes were offset by preferred stock redemption of $500 thousand and dividends paid totaling $2.8 million. With the stockholders’ equity increasing as noted above, the equity to assets ratio increased 0.80% to 10.90% due to equity growth outpacing the $193.1 million increase in total assets during 2019. The Company paid dividends to common shareholders of $2.3 million in 2019 and $1.2 million in 2018 and earned $27.0 million in 2019 versus $12.0 million in 2018, resulting in the dividend payout ratio decreasing from 10.16% in 2018 to 8.48% in 2019.

At December 31, 2019, accumulated other comprehensive loss totaled $1.3 million, a decrease in the loss of $5.5 million from December 31, 2018. This change is primarily the result of the increase in the market value of the investment portfolio from 2018 to 2019, principally in the area of municipal securities.

The Company and the Bank are also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. The Company is exempt from the Federal Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. State chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company’s risk-based capital ratios can be found in Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. See also “Supervision and Regulation” in Item 1, Business, of this Annual Report on Form 10-K.

At December 31, 2019, the Bank’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. The total risk-based capital ratio of 12.8% at December 31, 2019, is above the well capitalized standard of 10%. The Tier 1 risk-based capital ratio of 12.1% at December 31, 2019 also exceeded the well capitalized minimum of 8%. The common equity tier 1 capital ratio of 12.1% at December 31, 2019 is above the well capitalized standard of 6.5%. The leverage ratio at December 31, 2019 was 9.9% and was also above the well capitalized standard of 5%. Management believes that capital continues to provide a strong base for profitable growth.

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

The Company believes that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals. Management and the Board of Directors have chosen an interest rate risk profile that is consistent with our strategic business plan.

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

The balance sheet is subject to quarterly testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300, and 400 basis points (“bp”). The goal is to structure the balance sheet so that net interest-earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At December 31, 2019, the Company is shown in an asset sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. An asset sensitive position, theoretically, is more favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position, theoretically, is favorable in a declining interest rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	25.0%	20.0%	15.0%	10.0%	10.0%	15.0%	20.0%	25.0%
December 31, 2019	5.7%	3.5%	1.3%	0.3%	(6.9)%	(18.4)%	(26.8)%	(32.5)%
December 31, 2018	0.8%	0.3%	(0.7)%	(0.7)%	(2.9)%	(8.2)%	(16.9)%	(21.6)%

As shown above, measures of net interest income at risk in a rising rate environment were more favorable at December 31, 2019 versus December 31, 2018 and less favorable in a falling rate environment for the same time periods. One factor explaining this year-over-year difference is the general level of market interest rates. Relevant market yields were generally lower across the yield curve at December 31, 2019 versus December 31, 2018. As a result, spreads on asset yields relative to liability yields have compressed. A parallel downward interest rate shock would further compress the yields on assets and liabilities, while a parallel upward interest rate shock would widen the spread between yields on assets and liabilities.

Net interest income at risk exceeded policy limits in the -200 bp, -300 bp, and -400 bp parallel instantaneous interest rate shock scenarios. The policy violations in these scenarios are driven largely by the general level or market interest rates described in the preceding paragraph as well as the Company's cost of funding. The Company's deposit costs are low and have little room to reprice to a lower interest rate in a falling rate environment. However, the Company's floating rate assets are exposed to the full effect of repricing to a lower interest rate in a falling rate environment.

The paragraph above discusses net interest income at risk in various shock scenarios; scenarios in which interest rates immediately move by a large margin. Our net interest income profile exhibits declining net interest income when rates fall gradually, but the impact is not as extreme as is suggested in a shock scenario. Essentially, a gradual interest rate decline scenario smooths the impact of falling rates over a 12 or 24 month period. Our expectation is that over any given one to two year horizon, interest rates will likely move at a gradual pace.

As interest rates fall, MVB Mortgage experiences a higher volume of loan originations and refinance activity. This benefit is not reflected in measures of net interest income at risk, as origination and refinance activity at MVB Mortgage is classified as fee income. This increase in fee income represents a benefit to net income that offsets the losses to net interest income experienced in a falling rate environment.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	35.0%	25.0%	17.0%	12.0%	12.0%	17.0%	25.0%	35.0%
December 31, 2019	10.6%	8.6%	6.7%	5.0%	(15.1)%	(36.8)%	(44.1)%	(32.5)%
December 31, 2018	(8.2)%	(6.4)%	(4.3)%	(2.0)%	(2.7)%	(11.9)%	(27.6)%	(33.3)%

The EVE at risk in down rate scenarios increased at December 31, 2019, when compared to December 31, 2018. EVE is positioned to increase in rising rate environments at December 31, 2019 compared to December 31, 2018. The increase in economic value of equity in rising rate environments is largely attributable to the effect that an increase in interest rates has on the present value of non-interest-bearing deposits. The discount rate for non-interest-bearing deposits rises as interest rates rise. However, these deposits pay a rate of zero. The cost of these liabilities does not increase as interest rates rise, but the discount rate applied to the expected future cash flows of these liabilities increases with interest rates. Any increase in the market rates used to discount the cash flows of these liabilities reduces the present value of these liabilities. The decrease in present value of these liabilities results in a net increase to economic value of equity. A falling rate environment would result in a higher net present value for these liabilities and would lead to a net decrease to economic value of equity.

Additionally, interest-bearing-deposits contribute to the large declines in economic value of equity in falling rate environments as a result of their low cost. Interest-bearing-deposit costs are modeled with a floor of zero, meaning that the interest rates paid on deposits cannot be negative. In the event of a large downward interest rate shock, deposit costs would floor at zero. However, the discount rates applied to the expected future cash flows of these deposits could sustain a large decline in interest rates before reaching zero. This has the effect of increasing the present value of the interest-bearing-deposit liability and ultimately decreasing economic value of equity.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2019, cash provided by financing activities totaled $133.9 million, while outflows from investing activity totaled $120.1 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

The Company has an effective shelf registration covering $75 million of debt and equity securities, of which approximately $75 million remains available, subject to authorization from the Board of Directors and market conditions, to issue equity or debt securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms at any given time or at all.

Contractual Obligations

The following table reflects the contractual maturities of our term liabilities as of December 31, 2019. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

(Dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Certificates of deposit and individual retirement accounts [1]	$223,633	$29,569	$18,832	$—	$272,034
Securities sold under agreement to repurchase	10,172	—	—	—	10,172
Operating leases	1,891	3,522	2,823	10,000	18,236
Finance leases	77	128	—	—	205
FHLB short-term advances	192,063	—	—	—	192,063
FHLB long-term advances	30	20,792	10,000	—	30,822
Total	$427,866	$54,011	$31,655	$10,000	$523,532

1 Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the consolidated financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits. Further discussion of these agreements, including the amounts outstanding at December 31, 2019, is included in Note 7, “Commitments and Contingent Liabilities” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Fourth Quarter

Fourth quarter 2019 net income was $4.1 million compared to $3.0 million in the fourth quarter of 2018. This equated to basic earnings per share, on a quarterly basis, of $0.34 in 2019 and $0.25 in 2018. Diluted earnings per share for the fourth quarter of 2019 and 2018 were $0.32 and $0.24, respectively. Net interest income increased during the fourth quarter and was $15.9 million in the fourth quarter of 2019 compared to $14.4 million in 2018. Noninterest income was $14.8 million in the fourth quarter of 2019 compared to $8.3 million in 2018. Noninterest expense increased to $25.0 million for the fourth quarter of 2019 from $18.5 million in 2018. Loan loss provision was $232 thousand for the fourth quarter of 2019, a decrease of $60 thousand over the fourth quarter of 2018.

The commercial and retail banking segment of the Company had decreased earnings in the fourth quarter of 2019 by $513 thousand from the same period one year prior due to an increase in noninterest expenses. Net interest income increased $1.2 million due to the Company’s strong balance sheet growth, namely loan growth of $147.9 million and deposit growth of $149.3 million. Noninterest income increased $2.4 million, primarily as the result of an increase of $1.0 million in compliance consulting income related to Chartwell, an increase of $437 thousand in commercial swap fee income, an increase of $311 thousand in the gain on sale of portfolio loans, and an increase of $132 thousand in service charges on deposit accounts. Noninterest expenses increased by $4.5 million, mostly as the result of a $1.7 million increase in salaries and employee benefits, a $908 thousand increase in professional fees, a $552 thousand increase in travel, entertainment, dues, and subscriptions, a $447 thousand increase in other operating expenses, and $257 thousand increase in insurance, tax, and assessment expense. Additionally, fourth quarter 2019 income tax expense decreased by $128 thousand to $1.2 million versus the fourth quarter 2018.

The mortgage segment of the Company had decreased fourth quarter earnings of $1.5 million from the same period one year prior due to an increase in mortgage fee income of $5.2 million and a decrease in the gain on derivatives of $708 thousand. Salaries and benefits decreased $2.3 million as a result of decreased commission expense. In addition, there was an increase in income tax expense of $558 thousand due to the increase in fourth quarter 2019 earnings versus the prior year.

The financial holding company segment of the Company had decreased earnings of $97 thousand in the fourth quarter of 2019 compared to the same period in 2018. The earnings decrease was primarily related to a $53 thousand increase in salaries and employee benefits and a $44 thousand increase in professional fees. Additionally, the fourth quarter income tax benefit increased $61 thousand in 2019.

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

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of December 31, 2019. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended December 31, 2019, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in an increase in net interest income by 0.3%. An immediate 200-basis point increase in interest rates would result in an increase in net interest income by 1.3%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 6.9%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2019 and 2018

	2019	2018
ASSETS
Cash and cash equivalents:
Cash and due from banks	$18,430	$14,747
Interest bearing balances with banks	9,572	7,474
Total cash and cash equivalents	28,002	22,221
Certificates of deposit with other banks	12,549	14,778
Investment Securities:
Securities available-for-sale, at fair value	235,821	221,614
Equity securities	18,514	9,599
Loans held for sale	109,788	75,807
Loans receivable:	1,374,541	1,304,366
Less: Allowance for loan losses	(11,775)	(10,939)
Net Loans	1,362,766	1,293,427
Premises and equipment, net	21,974	26,545
Bank owned life insurance	35,374	34,291
Accrued interest receivable and other assets	53,142	34,207
Assets of branches held for sale (See Footnote 1)	46,554	—
Goodwill	19,630	18,480
TOTAL ASSETS	$1,944,114	$1,750,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$278,547	$213,597
Interest bearing	986,495	1,095,557
Total deposits	1,265,042	1,309,154

Deposits of branches held for sale (See Footnote 1)	188,270	—
Accrued interest payable and other liabilities	41,685	17,706
Repurchase agreements	10,172	14,925
FHLB and other borrowings	222,885	214,887
Subordinated debt	4,124	17,524
Total liabilities	1,732,178	1,574,196

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 733 issued in 2019 and 783 issued in 2018 (See Footnote 12)	7,334	7,834
Common stock, par value $1; 20,000,000 shares authorized; 11,995,366 shares issued and 11,944,289 shares outstanding in 2019 and 11,658,370 shares issued and 11,607,293 shares outstanding in 2018	11,995	11,658
Additional paid-in capital	122,516	116,897
Retained earnings	72,496	48,274
Accumulated other comprehensive loss	(1,321)	(6,806)
Treasury Stock, 51,077 shares, at cost	(1,084)	(1,084)
Total stockholders’ equity	211,936	176,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,944,114	$1,750,969

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
INTEREST INCOME
Interest and fees on loans	$74,854	$62,468	$51,217
Interest on deposits with other banks	489	403	340
Interest on investment securities - taxable	3,055	3,580	2,658
Interest on tax exempt loans and securities	3,963	3,309	2,383
Total interest income	82,361	69,760	56,598

INTEREST EXPENSE
Interest on deposits	17,439	11,635	8,294
Interest on repurchase agreements	48	56	75
Interest on FHLB and other borrowings	4,704	4,259	1,690
Interest on subordinated debt	770	1,756	2,242
Total interest expense	22,961	17,706	12,301

NET INTEREST INCOME	59,400	52,054	44,297
Provision for loan losses	1,789	2,440	2,173
Net interest income after provision for loan losses	57,611	49,614	42,124

NONINTEREST INCOME
Service charges on deposit accounts	1,409	1,033	765
Income on bank owned life insurance	1,197	1,182	646
Visa debit card and interchange income	571	647	1,258
Mortgage fee income	41,045	32,337	37,149
Gain on sale of portfolio loans	520	198	538
Insurance and investment services income	727	716	563
(Loss) gain on sale of available-for-sale securities, net	(166)	327	731
(Loss) on sale of equity securities, net	(7)	—	—
Gain (loss) on derivatives	1,253	(278)	(2,722)
Commercial swap fee income	1,717	552	503
Holding gain on equity securities	13,767	590	—
Compliance consulting income	921	—	—
Other operating income	1,650	1,336	1,275
Total noninterest income	64,604	38,640	40,706

NONINTEREST EXPENSES
Salary and employee benefits	56,175	46,224	44,108
Occupancy expense	4,816	4,234	4,084
Equipment depreciation and maintenance	3,640	3,239	3,005
Data processing and communications	4,025	3,741	5,116
Mortgage processing	3,041	3,551	3,207
Marketing, contributions and sponsorships	1,290	1,141	1,179
Professional fees	4,999	3,559	3,143
Printing, postage and supplies	674	762	988
Insurance, tax and assessment expense	1,663	1,846	1,797
Travel, entertainment, dues and subscriptions	4,151	2,808	2,221
Other operating expenses	2,727	1,773	1,652
Total noninterest expense	87,201	72,878	70,500
Income from continuing operations, before income taxes	35,014	15,376	12,330
Income tax expense - continuing operations	8,450	3,373	4,755
Net Income from continuing operations	26,564	12,003	7,575
Income from discontinued operations, before income taxes	575	—	—
Income tax expense - discontinued operations	148	—	—
Net Income from discontinued operations	427	—	—
Net Income	$26,991	$12,003	$7,575
Preferred dividends	479	489	498
Net Income available to common shareholders	$26,512	$11,514	$7,077

Earnings per share from continuing operations - basic	$2.22	$1.04	$0.69
Earnings per share from discontinued operations - basic	$0.04	$—	$—
Earnings per common shareholder - basic	$2.26	$1.04	$0.69

Earnings per share from continuing operations - diluted	$2.16	$1.00	$0.68
Earnings per share from discontinued operations - diluted	$0.04	$—	$—
Earnings per common shareholder - diluted	$2.20	$1.00	$0.68

Weighted average shares outstanding - basic	11,713,885	11,030,984	10,308,738
Weighted average shares outstanding - diluted	12,044,667	12,722,003	10,440,228

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Net Income	$26,991	$12,003	$7,575

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	8,498	(4,167)	3,387

Income tax effect	(2,294)	1,125	(1,355)

Reclassification adjustment for (gain) loss recognized in income	166	(327)	(731)

Income tax effect	(44)	88	292

Change in defined benefit pension plan	(1,196)	284	(507)

Income tax effect	323	(77)	203

Carrying value adjustment - investment hedge	44	—	—

Income tax effect	(12)	—	—

Total other comprehensive income (loss)	5,485	(3,074)	1,289

Comprehensive income	$32,476	$8,929	$8,864

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2019, 2018 and 2017

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance January 1, 2017	$16,334	$10,048	$93,412	$31,192	$(4,277)	$(1,084)	$145,625

Net Income	—	—	—	7,575	—	—	7,575
Other comprehensive income	—	—	—	—	1,289	—	1,289
Cash dividends paid ($0.10 per share)	—	—	—	(1,033)	—	—	(1,033)
Dividends on preferred stock	—	—	—	(498)	—	—	(498)
Redemption of preferred stock	(8,500)	—	—	—	—	—	(8,500)
Common stock issuance, net of issuance costs	—	444	4,487	—	—	—	4,931
Stock based compensation	—	—	813	—	—	—	813
Common stock options exercised	—	4	(14)	—	—	—	(10)

Balance December 31, 2017	7,834	10,496	98,698	37,236	(2,988)	(1,084)	150,192

Net Income	—	—	—	12,003	—	—	12,003
Other comprehensive loss	—	—	—	—	(3,074)	—	(3,074)
Cash dividends paid ($0.11 per share)	—	—	—	(1,220)	—	—	(1,220)
Dividends on preferred stock	—	—	—	(489)	—	—	(489)
Stock based compensation	—	—	1,267	—	—	—	1,267
Common stock options exercised	—	161	1,968	—	—	—	2,129
Restricted stock units vested	—	1	(1)	—	—	—	—
Stranded AOCI	—	—	—	646	(646)	—	—
Mark to Market on equity positions held at December 31, 2017	—	—	—	98	(98)	—	—
Common stock issued from subordinated debt conversion, net of costs	—	1,000	14,965	—	—	—	15,965

Balance December 31, 2018	7,834	11,658	116,897	48,274	(6,806)	(1,084)	176,773

Net Income	—	—	—	26,991	—	—	26,991
Other comprehensive income	—	—	—	—	5,485	—	5,485
Cash dividends paid ($0.195 per share)	—	—	—	(2,290)	—	—	(2,290)
Dividends on preferred stock	—	—	—	(479)	—	—	(479)
Stock based compensation	—	—	1,759	—	—	—	1,759
Common stock options exercised	—	210	1,954	—	—	—	2,164
Restricted stock units vested	—	10	(10)	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	62	938	—	—	—	1,000
Common stock issued related to Chartwell acquisition	—	55	978	—	—	—	1,033
Preferred stock redemption	(500)	—	—	—	—	—	(500)

Balance December 31, 2019	$7,334	$11,995	$122,516	$72,496	$(1,321)	$(1,084)	$211,936

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$26,991	$12,003	$7,575
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization and accretion of investments	1,258	1,293	1,166
Net amortization of deferred loan (fees) costs	(448)	(324)	26
Provision for loan losses	1,789	2,440	2,173
Depreciation and amortization	3,260	2,938	2,691
Stock based compensation	1,759	1,267	813
Loans originated for sale	(1,604,825)	(1,214,078)	(1,367,531)
Proceeds of loans sold	1,611,889	1,237,402	1,428,060
Mortgage fee income	(41,045)	(32,337)	(37,149)
Gain on sale of available-for-sale securities	(105)	(352)	(1,103)
Loss on sale of available-for-sale securities	271	25	372
Loss on sale of equity securities	7	—	—
Holding gain on equity securities	(13,767)	(590)	—
Gain on sale of portfolio loans	(520)	(198)	(538)
Income on bank owned life insurance, including death benefit proceeds in excess of cash surrender value	(1,197)	(1,182)	(646)
Deferred taxes	(3,953)	139	1,349
Amortization of operating lease right-of-use asset	10	—	—
Other, net	10,564	(1,752)	(4,137)
Net cash (used in) provided by operating activities	(8,062)	6,694	33,121
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(70,984)	(31,068)	(139,127)
Maturities/paydowns of investment securities available-for-sale	33,583	25,748	19,011
Sales of investment securities available-for-sale	31,220	2,743	53,198
Purchases of premises and equipment, including premises and equipment included in assets of branches held for sale	(2,042)	(2,693)	(4,496)
Disposals of premises and equipment	—	—	307
Net increase in loans and loans included in assets of branches held for sale	(113,076)	(199,282)	(53,960)
Purchases of restricted bank stock	(49,600)	(29,370)	(20,712)
Redemptions of restricted bank stock	45,853	25,681	18,980
Proceeds from sale of certificates of deposit with banks	2,229	—	1,978
Purchases of certificates of deposit with banks	—	—	(2,229)
Proceeds from sale of other real estate owned	731	707	—
Purchase of bank owned life insurance	(574)	(1,149)	(9,050)
Proceeds from death benefit of bank owned life insurance policies	688	706	—
Purchase of equity securities	(1,400)	(2,000)	—
Sales of equity securities	5,968	—	—
Net cash used in business combination	(2,651)	—	—
Net cash used in investing activities	(120,055)	(209,977)	(136,100)
FINANCING ACTIVITIES
Net increase in deposits and deposits in branches held for sale	144,158	149,574	52,563
Net decrease in repurchase agreements	(4,753)	(7,478)	(2,757)
Net change in short-term FHLB borrowings	(63,532)	74,999	49,663
Principal payments on FHLB borrowings	(1,670)	(62,281)	(15,097)
Proceeds from new FHLB borrowings	73,200	50,000	26,682
Subordinated debt redemption	(12,400)	—	—
Subordinated debt conversion costs	—	(35)	—
Proceeds from stock offering, net of issuance costs	—	—	4,931
Preferred stock redemption	(500)	—	(8,500)
Common stock options exercised	2,164	2,129	(10)
Cash dividends paid on common stock	(2,290)	(1,220)	(1,033)
Cash dividends paid on preferred stock	(479)	(489)	(498)
Net cash provided by financing activities	133,898	205,199	105,944
Increase in cash and cash equivalents	5,781	1,916	2,965
Cash and cash equivalents at beginning of period	22,221	20,305	17,340
Cash and cash equivalents at end of period	$28,002	$22,221	$20,305

Business combination non-cash disclosures:
Assets acquired in business combinations (net of cash received)	$3,389	$—	$—
Liabilities assumed in business combination	855	—	—

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$115	$1,369	$1,164
Cashless stock options exercised	57	161	4
Restricted stock units vested	10	1	—
Common stock converted from subordinated debt	1,000	15,965	—
Initial recognition of operating lease right-of-use assets	12,935	—	—
Initial recognition of operating lease liabilities	15,659	—	—

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$22,970	$17,277	$12,399
Income taxes	3,962	191	6,026

See Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

MVB Financial Corp. (the “Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank” or the “Bank”). MVB Bank’s operating subsidiaries include Potomac Mortgage Group (“PMG” which began doing business under the registered trade name “MVB Mortgage”), MVB Insurance, LLC (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), and ProCo Global, Inc. (“ProCo” which began doing business under the registered trade name Chartwell Compliance “Chartwell”).

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

MVB Insurance was originally formed in 2000. In 2013, MVB Insurance became a direct subsidiary of the Company. MVB Insurance continues to operate its title insurance business, which is immaterial in terms of revenue. The Company reorganized MVB Insurance as a subsidiary of the Bank in 2016.

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

Chartwell Compliance, based from Bethesda, Maryland, was acquired by MVB on September 13, 2019. Chartwell Compliance provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell has expanded its services to both Fintech clients and banks, in coordination with MVB Bank’s current compliance officers, to help create and implement strategy and provide expert compliance resources to aid MVB in carrying out stringent and faster new client due diligence.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, its subsidiary, MVB Bank, and the Bank’s wholly-owned subsidiaries, MVB Mortgage, MVB Insurance, MVB CDC, and Chartwell. These statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into an Asset Purchase Agreement, as discussed below and in Note 21, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Equity Securities - Includes equity securities that are adjusted to fair value on a monthly basis, with the change in value recorded directly on the income statement. The Company has chosen to measure the equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues.

The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statement of income.

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

The Company has a loan indemnification reserve for loans sold that may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The reserve amount was $200 thousand as of

December 31, 2019 and 2018.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank and Mortgage Company’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and commercial real estate secured loans; (iii) home equity loans; (iv) consumer and other loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each loan category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentages to get the adjusted factor to be applied to non-classified loans on a weighted basis, by risk grade. The following qualitative factors are analyzed:

•Lending policies and procedures
•Nature and volume of the portfolio
•Experience and ability of lending management and staff
•Volume and severity of problem credits
•Conclusions of loan reviews, audits and exams
•National, state, regional and local economic trends and business conditions
◦General economic conditions
◦Unemployment rates
◦Inflation / CPI
•Value of underlying collateral
•Existence and effect of any credit concentrations
•Consumer sentiment
•Other external factors

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

Assets and Liabilities of Branches Held for Sale

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations.

Assets to be acquired and liabilities to be assumed are summarized as follows:

(Dollars in thousands)	As of December 31, 2019
Loans	$42,916
Premises and equipment, net	3,638
Assets of branches held for sale	$46,554

Noninterest-bearing deposits	$19,251
Interest-bearing deposits	169,019
Deposits of branches held for sale	$188,270
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

The fair value of rate lock commitments and hedges is not readily ascertainable with precision because rate lock commitments and hedges are not actively traded in stand-alone-markets. The Company determines the fair value of rate lock commitments and hedges by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Fair value changes are recorded in noninterest income in the Company’s consolidated statement of income. At December 31, 2019 and 2018, the balance of interest rate lock commitments was $1.7 million and $1.8 million, respectively. There were no forward sales commitments as of December 31, 2019 and 2018.

Interest Rate Cap

The Company entered into a rate protection transaction through SMBC Capital Markets, Inc. covering the period November 26, 2014 through December 1, 2019. The notional amount is $100 million and 3 month LIBOR is the underlying rate and the strike price is 3%. The 5 year coverage is broken into 20 quarterly caps. The Company’s fixed cost in the interest rate cap was $1.5 million. The credit support provider must maintain a long-term senior unsecured debt rating of A or better by S&P and A2 or better by Moody’s. The interest rate cap agreement is a free-standing derivative and is recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2019 and 2018, the fair value of the interest rate cap was $0 and $8 thousand, respectively.

Interest Rate Swap

Beginning in 2015, the Company entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2019 and 2018, the fair value of interest rate swap agreements was $5.7 million and $1.4 million, respectively.

Fair Value Hedge

The Company entered into an interest rate swap designated as a fair value hedge to mitigate the effect of changing interest rates on the fair values of certain designated fixed-rate loans and available for sale securities. This involves the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company entered into a pay-fixed/receive-variable interest rate swap in January 2019 with a notional amount of $30.0 million and $45.0 million at December 31, 2019 and 2018, respectively, which was designated as a fair value hedge associated with the Company’s fixed-rate loan program and certain available for sale securities. At December 31, 2019 and 2018, the fair value of interest rate swap hedge was $352 thousand and $343 thousand, respectively.

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are recorded when the Bank sells mortgage loans and retains the servicing on those loans. On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained. A valuation is done to determine the MSR’s value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSR’s is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2019 or 2018. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. At December 31, 2019 and 2018, the MSR’s value was $348 thousand and $173 thousand, respectively.

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

It was decided that the Company would early adopt ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350) and did so for the period ended December 31, 2019. As such, the Company began using the one-step process for the annual impairment evaluation.

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company had goodwill of $19.6 million and $18.5 million, respectively.

Intangible assets include core deposit intangibles which are amortized over their useful life of ten years using the double-declining balance method and have been reviewed for impairment. Net core deposit intangibles are included in accrued interest receivable and other assets on the consolidated balance sheet and totaled $457 thousand and $550 thousand as of December 31, 2019 and 2018, respectively. Intangibles also include the intangibles resulting from the Chartwell acquisition and are related to their customer relationships, backlog, a trademark, and a non-competition agreement. These items are amortized over 5 years, 5.3 years, 15 years, and 4 years, respectively. Intangibles resulting from the Chartwell acquisition are included in accrued interest receivable and other assets on the consolidated balance sheet and totaled $3.0 million and $0 as of December 31, 2019 and 2018, respectively.

Restricted Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2019 and 2018, the Bank holds $15.0 million and $11.3 million, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2019 and 2018.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, with any valuation adjustments charged to the allowance for loan losses. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value less any costs to sell. Subsequent declines in fair value and gains or losses on sale are recorded in other noninterest expense. At December 31, 2019 and 2018, the Company held other real estate of $1.4 million and $2.1 million.

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

Income Taxes

The Company and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period.

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

Earnings Per Share

The Company determines basic earnings per share by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income less dividends on convertible preferred stock plus interest on convertible subordinated debt by the weighted average number of shares outstanding, increased by both the number of shares that would be issued assuming the exercise of stock options under the Company’s 2003 and 2013 Stock Incentive Plans and the conversion of preferred stock and subordinated debt, if dilutive.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2019	2018	2017
Numerator for basic earnings per share:
Net Income from continuing operations	$26,564	$12,003	$7,575
Less: Dividends on preferred stock	479	489	498
Net Income from continuing operations available to common shareholders - basic	26,085	11,514	7,077
Net Income from discontinued operations available to common shareholders - basic and diluted	427	—	—
Net Income available to common shareholders	$26,512	$11,514	$7,077

Numerator for diluted earnings per share:
Net Income from continuing operations available to common shareholders - basic	$26,085	$11,514	$7,077
Add: Dividends on preferred stock	—	489	—
Add: Interest on subordinated debt (tax effected)	—	753	—
Net Income available to common shareholders from continuing operations - diluted	$26,085	$12,756	$7,077

Denominator:
Total average shares outstanding	11,713,885	11,030,984	10,308,738
Effect of dilutive convertible preferred stock	—	489,625	—
Effect of dilutive convertible subordinated debt	—	837,500	—
Effect of dilutive stock options and restricted stock units	330,782	363,894	131,490
Total diluted average shares outstanding	12,044,667	12,722,003	10,440,228

Earnings per share from continuing operations - basic	$2.22	$1.04	$0.69
Earnings per share from discontinued operations - basic	$0.04	$—	$—
Earnings per common shareholder - basic	$2.26	$1.04	$0.69

Earnings per share from continuing operations - diluted	$2.16	$1.00	$0.68
Earnings per share from discontinued operations - diluted	$0.04	$—	$—
Earnings per common shareholder - diluted	$2.20	$1.00	$0.68

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

Marketing Costs

Marketing costs are expensed as incurred. Marketing expense was $1.3 million, $1.1 million and $1.2 million for 2019, 2018 and 2017, respectively.

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

Reclassifications

Certain amounts in the 2018 and 2017 consolidated financial statements have been reclassified to conform to the 2019 financial statement presentation.

Recent Accounting Pronouncements and Developments

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirement for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under ASC 715-201 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; 3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; 4) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; 5) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and 6) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include additions, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, 3) the valuation process for Level 3 fair value measurements, and 4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: 1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; 2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and 3) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles – Goodwill and Other (Topic 350), currently requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit to address concerns over the cost and complexity of the two-step goodwill impairment test. The amendments in this update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. For public companies, this update is effective for fiscal years beginning after December 15, 2019, including all interim periods within those fiscal years, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance effective January 1, 2019 and the adoption of this guidance did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company has formed an implementation team led by the CFO, that also includes other lines of business and functions within the Company. The Company has also engaged a third party to assist with a data gap analysis and will utilize the data to determine the impact of the pronouncement. Additionally, the Company has researched and acquired software to assist in the development of models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Company’s consolidated financial statements, we are still in the process of completing our evaluation. In July 2019, the FASB proposed changes to the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The proposal would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company for fiscal year 2019, the proposed delay would be applicable. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies until January 2023.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance in September 2017, ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update), in January 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, in July 2018, ASU 2018-11, Leases (Topic 842): Targeted Improvements, in December 2018, ASU 2019-01, Leases (Topic 842): Codification Improvements in March 2019, and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements, which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842) - Narrow Scope Improvements, for Lessors which provides certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon the adoption of ASU 2016-02, ASU 2018-11, and ASU 2018-20 on January 1, 2019, the Company recognized right-of-use assets and related lease liabilities totaling $12.9 million and $15.7 million, respectively. The initial balance sheet gross up upon adoption was primarily related to operating leases of certain real estate properties and financing leases of certain office equipment. The Company has no material subleases or leasing arrangements for which it is the lessor of property or equipment. The Company applied certain practical expedients provided under ASU 2016-02 whereby the Company did reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company accounted for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because this election resulted in a lower impact on our balance sheet. The Company utilized the modified-retrospective transition approach prescribed by ASU 2018-11.

In January 2016, the FASB issued ASU 2016-01, Accounting for Financial Instruments - Overall: Classification and Measurement (Subtopic 825-10). Amendments within ASU 2016-01 that relate to non-public entities have been excluded from this presentation. The amendments in this ASU 2016-01 address the following: 1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; 2) simplify the impairment assessment of equity investments without readily-determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; 3) eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) require separate presentation in other comprehensive income for the portion of the total change in the fair value of a liability resulting from a change in the instrument-

specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 7) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s Consolidated Financial Statements. In accordance with 4) above, the Company discloses the fair value of its loan portfolio on a quarterly basis using an exit price notion.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue pronouncement creates a single source of revenue guidance for all companies in all industries and is more principles-based than current revenue guidance. The pronouncement provides a five-step model for a company to recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The five steps are: (1) identify the contract with the customer, (2) identify the separate performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when each performance obligation is satisfied. The Company evaluated the impact of this standard on individual customer contracts, while management evaluated the impact of this standard on the broad categories of its customer contracts and revenue streams. The Company determined that this standard did not have a material impact on its consolidated financial statements because revenue related to financial instruments, including loans and investment securities are not in scope of these updates. Loan interest income, investment interest income, insurance services revenue and BOLI are accounted for under other U.S. GAAP standards and out of scope of ASC 606 revenue standard. The Company also completed an evaluation of certain costs related to customer contracts and revenue streams to determine whether such costs should be presented as expenses or contra-revenue (i.e., gross versus net). Based on the evaluation, the Company determined that the classification of certain debit and credit card related costs should change (i.e., costs previously recorded as expense are now recorded as contra-revenue). This classification change resulted in immaterial changes to both revenue and expense. The Company adopted the revenue recognition standard and its related amendments as of January 1, 2019 utilizing the modified retrospective approach. Since there was no net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Consistent with the modified retrospective approach, the Company did not adjust prior period amounts for the debit and credit card related cost reclassifications noted above.

NOTE 2. INVESTMENT SECURITIES

There were no held-to-maturity securities at December 31, 2019 or December 31, 2018.

Amortized cost and fair values of investment securities available-for-sale at December 31, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$52,046	$199	$(249)	$51,996
U.S. Sponsored Mortgage-backed securities	58,748	188	(624)	58,312
Municipal securities	108,750	4,399	(57)	113,092
Total debt securities	219,544	4,786	(930)	223,400
Other securities	12,247	181	(7)	12,421
Total investment securities available-for-sale	$231,791	$4,967	$(937)	$235,821

Amortized cost and fair values of investment securities available-for-sale at December 31, 2018 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$79,041	$14	$(1,625)	$77,430
U.S. Sponsored Mortgage-backed securities	52,154	—	(2,039)	50,115
Municipal securities	84,747	206	(1,192)	83,761
Total debt securities	215,942	220	(4,856)	211,306
Equity and other securities	10,308	68	(68)	10,308
Total investment securities available-for-sale	$226,250	$288	$(4,924)	$221,614

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2019
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$90	$91
After one year, but within five	15,943	16,086
After five years, but within ten	34,460	35,547
After ten years	169,050	171,677
Total	$219,544	$223,400

Investment securities with a carrying value of $68.0 million and $50.4 million at December 31, 2019 and 2018, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2019, the details of which are included in the following table. Although these securities, if sold at December 31, 2019 would result in a pretax loss of $937 thousand, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not sell any securities at a loss for liquidity purposes. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2019, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at December 31, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (26)	$8,160	$(59)	$15,399	$(190)
U.S. Sponsored Mortgage-backed securities (40)	16,660	(170)	27,498	(454)
Municipal securities (13)	6,018	(40)	828	(17)
Other securities (2)	1,093	(7)	—	—
	$31,931	$(276)	$43,725	$(661)

The following table discloses investments in an unrealized loss position at December 31, 2018:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (54)	$9,762	$(123)	$63,740	$(1,502)
U.S. Sponsored Mortgage-backed securities (42)	2,360	(32)	47,755	(2,007)
Municipal securities (78)	5,936	(46)	35,955	(1,146)
Other securities (2)	2,452	(48)	1,018	(20)
	$20,510	$(249)	$148,468	$(4,675)

The Company sold investments available-for-sale of $31.2 million, $2.7 million and $53.2 million in 2019, 2018 and 2017, respectively. These sales resulted in gross gains of $105 thousand, $352 thousand and $1.1 million and gross losses of $271 thousand, $25 thousand, and $372 thousand in 2019, 2018 and 2017, respectively.

The Company sold equity investments of $6.0 million, $0, and $0 in 2019, 2018 and 2017, respectively. These sales resulted in gross gains of $0, $0, and $0 and gross losses of $7 thousand, $0, and $0, in 2019, 2018 and 2017, respectively.

The Company recognized unrealized holding gains on equity securities of $13.8 million, $0, and $0, respectively, in 2019, 2018 and 2017. The Company recognized holding losses on equity securities of $0, $590 thousand, and $0, respectively, in 2019, 2018 and 2017. These were recorded in noninterest income in the consolidated statements of income. A majority of the 2019 unrealized holding gains on equity securities was the result of the Company recognizing a $13.5 million pre-tax gain after a valuation on its Fintech investment portfolio in the second quarter of 2019.
The Company sold no held-to-maturity investments during the years of 2019, 2018, or 2017.

NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company routinely generates 1-4 family mortgages for sale into the secondary market. During 2019, 2018 and 2017, the Company recognized sales proceeds of $1.6 billion, $1.2 billion and $1.4 billion, resulting in mortgage fee income of $41.0 million, $32.3 million and $37.1 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2019	2018
Commercial and Non-Residential Real Estate	$1,063,828	$941,033
Residential	271,604	294,929
Home Equity	35,106	59,015
Consumer	3,697	9,605
Total Loans	1,374,235	1,304,582
Deferred loan origination costs and (fees), net	306	(216)
Loans receivable	$1,374,541	$1,304,366

The following table summarizes the primary segments of the loan portfolio as of December 31, 2019 and 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2019
Individually evaluated for impairment	$7,401	$1,953	$95	$34	$9,483
Collectively evaluated for impairment	1,056,427	269,651	35,011	3,663	1,364,752
Total Loans	$1,063,828	$271,604	$35,106	$3,697	$1,374,235
December 31, 2018
Individually evaluated for impairment	$9,734	$2,831	$123	$90	$12,778
Collectively evaluated for impairment	931,299	292,098	58,892	9,515	1,291,804
Total Loans	$941,033	$294,929	$59,015	$9,605	$1,304,582

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. As of December 31, 2019, the balance of loans classified as held for sale as a result of this agreement was $42.9 million.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2019 and 2018:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2019
Commercial
Commercial Business	$2,606	$249	$644	$3,250	$4,308
Commercial Real Estate	1,786	325	295	2,081	2,171
Acquisition & Development	—	—	2,070	2,070	3,467
Total Commercial	4,392	574	3,009	7,401	9,946
Residential	—	—	1,953	1,953	2,045
Home Equity	—	—	95	95	100
Consumer	—	—	34	34	35
Total Impaired Loans	$4,392	$574	$5,091	$9,483	$12,126

December 31, 2018
Commercial
Commercial Business	$4,885	$668	$387	$5,272	$5,292
Commercial Real Estate	1,842	375	396	2,238	2,300
Acquisition & Development	—	—	2,224	2,224	3,601
Total Commercial	6,727	1,043	3,007	9,734	11,193
Residential	—	—	2,831	2,831	2,882
Home Equity	—	—	123	123	123
Consumer	—	—	90	90	316
Total Impaired Loans	$6,727	$1,043	$6,051	$12,778	$14,514

Impaired loans have decreased by $3.3 million, or 25.8%, during 2019 This change is the net effect of multiple factors, including principal curtailments of $1.6 million, the reclassification of $1.4 million of previously reported impaired loans to performing loans, partial charge-offs of $999 thousand, the identification of $223 thousand of recently impaired loans, foreclosure and reclassification to other real estate owned of $135 thousand, and normal loan amortization of $474 thousand.

The $1.6 million of principal curtailments were concentrated in one commercial relationship in which the underlying assets were purchased by an unrelated borrower and repurposed in a new business operation, with stronger performance, allowing the new loan to be originated as a performing loan. This relationship represented $1.4 million, or 88% of the total principal curtailments.

The $1.4 million included in the reclassification of previously reported impaired loans to performing loans was concentrated in one residential real estate loan that returned to accrual status after the borrower provided six consecutive, on-time payments, thus allowing the loan to be adjusted to accrual status, and allowing the loan to be considered a performing loan.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended:

	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,202	$—	$—	$4,052	$51	$106	$3,718	$155	$113
Commercial Real Estate	3,220	162	140	6,416	159	94	3,199	100	98
Acquisition & Development	2,151	123	131	1,367	106	8	3,429	9	13
Total Commercial	8,573	285	271	11,835	316	208	10,346	264	224
Residential	2,719	16	16	2,569	20	14	1,424	13	53
Home Equity	154	2	2	100	2	1	538	1	1
Consumer	45	—	—	149	—	—	187	—	—
Total	$11,491	$303	$289	$14,653	$338	$223	$12,495	$278	$278

As of December 31, 2019, the Bank held eleven foreclosed residential real estate properties representing $571 thousand, or 40.9%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included two properties for a total of $294 thousand, while the other included seven properties for a total of $163 thousand. The three remaining properties, totaling $115 thousand, were the result of the foreclosure of two unrelated borrowers. There are seven additional consumer mortgage loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $586 thousand as of December 31, 2019. These loans are included in the table above and have a total of $0 in specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2019 and 2018:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial
Commercial Business	$511,590	$17,398	$11,894	$—	$540,882
Commercial Real Estate	406,712	3,564	1,494	—	411,770
Acquisition & Development	106,428	1,869	2,879	—	111,176
Total Commercial	1,024,730	22,831	16,267	—	1,063,828
Residential	267,367	1,946	2,177	114	271,604
Home Equity	34,641	383	82	—	35,106
Consumer	3,613	56	28	—	3,697
Total Loans	$1,330,351	$25,216	$18,554	$114	$1,374,235

December 31, 2018
Commercial
Commercial Business	$432,589	$5,290	$5,652	$—	$443,531
Commercial Real Estate	371,309	2,071	2,181	—	375,561
Acquisition & Development	118,754	179	2,879	129	121,941
Total Commercial	922,652	7,540	10,712	129	941,033
Residential	290,602	2,608	1,600	119	294,929
Home Equity	58,100	876	39	—	59,015
Consumer	9,359	164	19	63	9,605
Total Loans	$1,280,713	$11,188	$12,370	$311	$1,304,582

Loans classified as Special Mention totaled $25.2 million and $11.2 million as of December 31, 2019 and December 31, 2018, respectively. The increase of $14.0 million, or 125.4%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the risk grade downgrade of six loans to unrelated borrowers, totaling $19.7 million, offset by the payoff of two existing loans totaling $3.3 million, and normal loan amortization of the loans in the classification. Of the five loans recently classified as Special Mention, the largest balance of $8.3 million, or 59.3% of the increase, is a note secured by subordinate bonds related to a sales-tax increment financing district, which have not been refinanced as timely as anticipated due to delays in the reissuance of senior position bonds. Ongoing development of the district is expected to allow for the refinance of the subordinate bonds in 2020. A second loan, in the amount of $3.4 million, is secured by a senior care facility which has continued to supplement operating results with its liquid assets. Recent changes to its revenue strategy are expected to result in improved performance. A third loan, in the amount of $2.9 million, is secured by a multifamily rental property that has not performed as intended due to a lack of demand from a nearby university. The property is being remarketed to area professionals and is expected to report improved performance. The fourth loan is a $1.9 million note secured by residential lots adjacent to a hotel resort property. The loan is amortizing and has paid as agreed, however, the risk grade was adjusted due to potential legal issues associated with the primary guarantor. The fifth loan is a $1.8 million government lease transaction that has reported potential payment issues, and the last of the six loans is a $1.6 million commercial real estate loan to a non-profit that has reported less than expected cash flow performance. These matters are being monitored and any significant developments will result in reevaluation of the risk grades.

Loans classified as Substandard totaled $18.6 million and $12.4 million as of December 31, 2019 and December 31, 2018, respectively. The increase of $6.2 million, or 50%, was concentrated in the commercial loan portfolio. The increase is primarily the result of the risk grade downgrade of four loans to two unrelated borrowers, totaling $8.1 million, offset by the partial charge off of a loan totaling $989 thousand, the risk grade upgrade of a $1.0 million loan, and the payoff of two existing loans totaling $1.4 million. Of the four loans recently classified as Substandard, three loans totaling $6.1 million were each provided to a single borrower to finance the acquisition of equipment to be used in the coal industry. Repayment performance has been unsatisfactory and there are no significant expectations of improvement within the industry. The fourth loan, in the amount of $2.0 million, is secured by a senior care facility that has struggled to collect its receivables and government reimbursements in a timely manner, which has placed considerable strain on operating performance, which are not expected to be corrected in the short term. These matters are being monitored and any significant developments will result in reevaluation of the risk grades.

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2019 and 2018:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2019
Commercial
Commercial Business	$537,602	$3,189	$47	$44	$3,280	$540,882	$2,848	$—
Commercial Real Estate	411,070	522	178	—	700	411,770	295	—
Acquisition & Development	110,717	180	—	279	459	111,176	390	—
Total Commercial	1,059,389	3,891	225	323	4,439	1,063,828	3,533	—
Residential	267,515	3,003	549	537	4,089	271,604	1,461	—
Home Equity	34,382	545	84	95	724	35,106	95	—
Consumer	3,610	1	58	28	87	3,697	34	—
Total Loans	$1,364,896	$7,440	$916	$983	$9,339	$1,374,235	$5,123	$—

December 31, 2018
Commercial
Commercial Business	$432,097	$6,380	$1,746	$3,308	$11,434	$443,531	$3,684	$—
Commercial Real Estate	374,880	681	—	—	681	375,561	385	—
Acquisition & Development	121,644	—	—	297	297	121,941	426	—
Total Commercial	928,621	7,061	1,746	3,605	12,412	941,033	4,495	—
Residential	291,665	1,000	760	1,504	3,264	294,929	2,442	—
Home Equity	58,575	400	40	—	440	59,015	84	—
Consumer	9,485	28	10	82	120	9,605	82	—
Total Loans	$1,288,346	$8,489	$2,556	$5,191	$16,236	$1,304,582	$7,103	$—

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

Interest income on loans would have increased by approximately $582 thousand, $771 thousand, and $423 thousand for 2019, 2018 and 2017, respectively, if loans had performed in accordance with their terms.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. As of the quarter ended September 30, 2017, the Bank adjusted its methodology to allow for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $139 thousand and $204 thousand as of December 31, 2019 and 2018, respectively.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. The liability for unfunded commitments was $332 thousand and $284 thousand as of December 31, 2019 and 2018, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2019, 2018, and 2017. Activity in the allowance is presented for the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Charge-offs	(998)	—	—	(10)	(1,008)
Recoveries	1	1	4	49	55
Provision	2,490	(134)	(361)	(206)	1,789
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Individually evaluated for impairment	$574	$—	$—	$—	$574
Collectively evaluated for impairment	$9,524	$1,272	$327	$78	$11,201

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(1,024)	(166)	—	(290)	(1,480)
Recoveries	15	22	59	5	101
Provision	1,810	430	(80)	280	2,440
ALL balance at December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Individually evaluated for impairment	$1,043	$—	$—	$—	$1,043
Collectively evaluated for impairment	$7,562	$1,405	$684	$245	$9,896

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2016	$7,181	$990	$728	$202	$9,101
Charge-offs	(1,138)	(141)	(109)	(109)	(1,497)
Recoveries	39	40	4	18	101
Provision	1,722	230	82	139	2,173
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Individually evaluated for impairment	$1,172	$—	$—	$16	$1,188
Collectively evaluated for impairment	$6,632	$1,119	$705	$234	$8,690

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

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At December 31, 2019 and 2018, the Bank had specific reserve allocations for TDR’s of $527 thousand and $1.0 million, respectively.

Loans considered to be troubled debt restructured loans totaled $7.7 million and $8.0 million as of December 31, 2019 and December 31, 2018, respectively. Of these totals, $4.4 million and $4.2 million, respectively, represent accruing troubled debt restructured loans and represent 46% and 33%, respectively, of total impaired loans. Meanwhile, as of December 31, 2019, $3.0 million represent four loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, at $2.3 million, is a restructured commercial loan to a company previously dependent on the coal industry, which is now structured as an unsecured loan. The other three of these loans, totaling $679 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2019. These two development loans were also considered non-performing loans as of December 31, 2018.

During the year ended December 31, 2019, no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

There were no commitments to advance funds to any TDRs as of December 31, 2019.

The following table presents details related to loans identified as Troubled Debt Restructurings during the years ended December 31, 2019 and 2018.

	New TDR’s [1]
	December 31, 2019			December 31, 2018
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$336	$333	2	$272	$210
Commercial Real Estate	—	—	—	1	11	11
Acquisition & Development	—	—	—	1	1,798	1,798
Total Commercial	2	336	333	4	2,081	2,019
Residential	3	246	323	—	—	—
Home Equity	—	—	—	1	39	39
Consumer	—	—	—	1	10	8
Total	5	$582	$656	6	$2,130	$2,066
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment at December 31, were as follows:

(Dollars in thousands)	2019	2018
Land	$3,257	$3,934
Buildings and improvements	14,574	17,235
Furniture, fixtures and equipment	16,869	14,293
Construction in progress	1,019	2,642
Leasehold improvements	2,207	1,670
	37,926	39,774
Accumulated depreciation	(15,952)	(13,229)
Net premises and equipment	$21,974	$26,545

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. As of December 31, 2019, the balance of premises and equipment held for sale as a result of this agreement was $3.6 million.

In December 2017, the Bank closed and sold the land, building and certain furniture and equipment items from a branch located at 704 Foxcroft Avenue, Martinsburg, WV for a gain on sale of fixed assets of $343 thousand, which is included in other operating income on the Consolidated Statements of Income.

Depreciation expense amounted to $3.0 million, $2.8 million and $2.6 million for 2019, 2018 and 2017, respectively.

The Company leases certain premises, for the operation of some banking offices, and equipment under operating and finance leases. At December 31, 2019, the Company had lease liabilities totaling $14.8 million and right-of-use assets totaling $13.5 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2019, the weighted average remaining lease term for finance leases was 2.7 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.80%. For the year ended December 31, 2019, the weighted average remaining lease term for operating leases was 11.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.54%.

Lease costs were as follows:

(Dollars in thousands)	December 31, 2019
Amortization of right-of-use assets, finance leases	$77
Interest on lease liabilities, finance leases	6
Operating lease cost	2,120
Short-term lease cost	72
Variable lease cost	38
Total lease cost	$2,313

Rent expense for the year ended December 31, 2018 and 2017, prior to the adoption of ASU 2016-02, was $2.0 million and $2.0 million, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2019. At December 31, 2019, the Company had leases that had not commenced that will create approximately $2.4 million and $4.1 million of additional lease liabilities and right-of-use assets, respectively for the Company.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	December 31, 2019
(Dollars in thousands)	Finance Leases	Operating Leases
2020	$77	$1,891
2021	77	1,792
2022	51	1,730
2023	—	1,452
2024	—	1,371
2025 and thereafter	—	10,000
Total future minimum lease payments	$205	$18,236
Less: Amounts representing interest	(7)	(3,642)
Present value of net future minimum lease payments	$198	$14,594

NOTE 5. DEPOSITS

Deposits at December 31, were as follows:

(Dollars in thousands)	2019	2018
Demand deposits of individuals, partnerships, and corporations
Noninterest bearing demand	$278,547	$213,597
Interest bearing demand	351,435	376,398
Savings and money markets	363,026	317,697
Time deposits including CDs and IRAs	272,034	401,462
Total deposits	$1,265,042	$1,309,154

Time deposits that meet or exceed the FDIC insurance limit	$8,955	$15,280

Maturities of time deposits at December 31, 2019 were as follows (Dollars in thousands):

2020	$223,633
2021	10,495
2022	19,074
2023	11,947
2024	6,885
Total	$272,034

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. As of December 31, 2019, the balance of deposits classified as held for sale as a result of this agreement was $188.3 million.

NOTE 6. BORROWED FUNDS

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. The remaining maximum borrowing capacity with the FHLB at December 31, 2019 was approximately $162.4 million. At December 31, 2019 and 2018 the Bank had borrowed $222.9 million and $214.9 million. As of December 31, 2019, our maximum borrowing capacity with the FHLB was $547.2 million.

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments. Short-term borrowings from FHLB totaled $192.1 million at December 31, 2019, compared to $212.4 million at year-end 2018.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2019	2018	2017
Balance at end of year	$192,063	$212,395	$149,596
Average balance during the year	187,226	171,117	100,969
Maximum month-end balance	240,811	264,297	220,097
Weighted-average rate during the year	2.24%	2.27%	1.16%
Weighted-average rate at December 31	1.81%	2.62%	1.61%

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

All of the Company’s repurchase agreements were overnight agreements at December 31, 2019 and December 31, 2018. These borrowings were collateralized with investment securities with a carrying value of $10.5 million and $15.4 million at December 31, 2019 and December 31, 2018, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $10.2 million at December 31, 2019, compared to $14.9 million at December 31, 2018.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2019	2018	2017
Balance at end of year	$10,172	$14,925	$22,403
Average balance during the year	11,252	18,536	25,160
Maximum month-end balance	14,655	20,903	25,972
Weighted-average rate during the year	0.43%	0.30%	0.30%
Weighted-average rate at December 31	0.44%	0.16%	0.34%

Long-term notes from the FHLB as of December 31, were as follows:

(Dollars in thousands)	2019	2018
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$822	$1,741
Amortizing fixed interest rate note, originating February 2007, due February 2022, payable in monthly installments of $5 thousand, including interest of 5.22%	—	751
Fixed interest rate notes, originating in November 2019, due between November 2022 and November 2024, with interest of between 1.74% and 1.81% payable monthly	30,000	—
	$30,822	$2,492

Subordinated Debt
Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2019	2018	2017
Balance at end of year	$4,124	$17,524	$33,524
Average balance during the year	12,125	25,774	33,524
Maximum month-end balance	17,524	33,524	33,524
Weighted-average rate during the year	6.35%	6.81%	6.69%
Weighted-average rate at December 31	3.51%	6.57%	6.70%

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

On June 30, 2014, the Company issued its Convertible Subordinated Promissory Notes Due 2024 (the “Notes”) to various investors in the aggregate principal amount of $29,400,000. The Notes were issued in $100,000 increments per Note subject to a minimum investment of $1,000,000. The Notes expired 10 years after the initial issuance date of the Notes (the “Maturity Date”).

Interest on the Notes accrued on the unpaid principal amount of each Note (paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year) which rate was dependent upon the principal invested in the Notes and the holder’s ownership of common stock in the Company. For investments of less than $3,000,000 in Notes, an ownership of Company common stock representing at least 30% of the principal of the Notes acquired, the interest rate on the Notes was 7% per annum. For investments of $3,000,000 or greater in Notes and ownership of the Company’s common stock representing at least 30% of the principal of the Notes acquired, the interest rate on the Notes was 7.5% per annum. For investments of $10,000,000 or greater, the interest rate on the Notes was 7% per annum, regardless of whether the holder owns or acquires MVB common stock. The principal on the Notes was to be paid in full at the Maturity Date. On the fifth anniversary of the issuance of the Notes, a holder was able to elect to continue to receive the stated fixed rate on the Notes or a floating rate determined by LIBOR plus 5% up to a maximum rate of 9%, adjusted quarterly.

The Notes were unsecured and subject to the terms and conditions of any senior debt and after consultation with the Federal Board, the Company was able, after the Notes have been outstanding for five years, and without premium or penalty, prepay all or a portion of the unpaid principal amount of any Note together with the unpaid interest accrued on such portion of the principal amount of such Note. All such prepayments were to be made pro rata among the holders of all outstanding Notes.

At the election of a holder, any or all of the Notes were convertible into shares of common stock during the 30 day period after the first, second, third, fourth, and fifth anniversaries of the issuance of the Notes or upon a notice to prepay by the Company. On December 28, 2017, the Company distributed notices to the holders of the Notes that provide that the Company had elected to waive the timing requirements associated with when a conversion may occur and, instead, the Company would accept notices of conversion at any time prior to July 1, 2019, which was the final conversion date for the Notes. The Notes converted into common stock based on $16 per share of the Company’s common stock. The conversion price was subject to anti-dilution adjustments for certain events such as stock splits, reclassifications, non-cash distributions, extraordinary cash dividends, pro rata repurchases of common stock, and business combination transactions. The Company was required to give 20 days’ notice to the holders of the Company’s intent to prepay the Notes, so that holders may execute the conversion right set forth above if a holder so desires.

The Notes were redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed on any interest payment date after a date five years from the original issue date. On July 10, 2019, the Federal Reserve Board provided the Company with its approval for the Company to redeem all of the outstanding Notes. On or about August 1, 2019, the Company provided notice to the holders of the outstanding Notes that it would redeem the outstanding Notes on September 30, 2019.

The Company reflects subordinated debt in the amount of $4.1 million and $17.5 million as of December 31, 2019 and December 31, 2018 and interest expense of $770 thousand, $1.8 million, and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In 2018, $16.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 1,000,000 new shares and will provide an annual interest expense savings of $1.1 million.

In 2019, $1.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 62,500 new shares, and $12.4 million of subordinated debt was redeemed. These transactions provided an annual interest expense savings of $970 thousand.

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2020	192,092
2021	32
2022	10,761
2023	10,000
2024	10,000
Thereafter	4,124
$227,009

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

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2019	2018
Available on lines of credit	$385,871	$329,229
Stand-by letters of credit	18,145	22,156
Other loan commitments	24,821	28,852
	$428,837	$380,237

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on December 31, 2019 and 2018.

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

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2019	2018	2017
Current:
Federal	$10,450	$2,203	$2,635
State	2,101	1,031	771
	$12,551	$3,234	$3,406
Deferred expense (benefit)
Federal	$(3,716)	$117	$1,268
State	(237)	22	81
	(3,953)	139	1,349
Income tax expense	$8,598	$3,373	$4,755

Income tax expense for 2017 was impacted by the adjustment of the Company’s deferred tax asset related to the reduction in U.S. federal statutory income tax rate to 21% under the Tax Reform Act, which was signed into law on December 22, 2017. The Company was required to revalue its net deferred tax asset to this lower rate, resulting in an income tax charge of $646 thousand.

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2019		2018		2017
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Tax at Federal tax rate	$7,353	21%	$3,229	21%	$4,369	34%
Tax effect of:
State income tax	2,101	6.0%	738	4.8%	771	6.0%
Tax exempt earnings	(856)	(2.8)%	(594)	(3.9)%	(1,031)	(6.4)%
Impact of deferred tax rate change	$—	—%	$—	—%	$646	5.0%
	$8,598	24.2%	$3,373	21.9%	$4,755	38.6%

Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes. As a result of the Tax Reform Act signed into law on December 22, 2017, deferred taxes as of December 31, 2017 and after are based on the newly enacted U.S. statutory federal income tax rate of 21%.

Deferred income tax assets and (liabilities) were comprised of the following at December 31:

(Dollars in thousands)	2019	2018
Allowance for loan losses	$3,310	$3,084
Minimum pension liability	1,589	1,266
Unrealized loss on securities available-for-sale	—	1,252
SERP/RSU	652	—
Other	10	1
Gross deferred tax assets	5,561	5,603

Depreciation	(1,505)	(1,143)
Pension	(164)	(138)
Unrealized gain on securities available-for-sale	(1,088)	—
Holding gain on equity securities	(3,838)	—
Goodwill	(2,134)	(1,827)
Gross deferred tax liabilities	(8,729)	(3,108)

Net deferred tax (liability) asset	$(3,168)	$2,495

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

As stated above, as a result of the enactment of the Tax Reform Act on December 22, 2017, the Company remeasured its net deferred tax asset based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which this asset is expected to reverse in the future. As such, the Company recognized an income tax charge of $646 thousand in 2017. The remeasurement of the deferred tax asset related to items that are charged or credited directly to AOCI was a component of 2017 income tax expense and recognized in continuing operations as required by ASC Topic 740.

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

MVB has invested, as a limited partner, in three Section 42 affordable housing investment funds. In exchange for these investments, MVB receives its pro rata share of income, expense, gains, and losses, including tax credits, that are received by the projects. As of December 31, 2018, MVB has recognized, as an investment, $3.0 million in the aggregate between the three affordable housing investment funds. In addition, MVB has recognized no gains or losses from the three affordable housing investment funds.

NOTE 9. RELATED PARTY TRANSACTIONS

The Company has granted loans to officers and directors of the Company and to their immediate family members as well as loans to related companies. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability. Set forth below is a summary of the related loan activity.

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2019	$27,971	$13,897	$—	$(29,584)	$12,284

December 31, 2018	$25,199	$48,269	$—	$(45,497)	$27,971

The Company held related party deposits of $35.5 million and $25.2 million at December 31, 2019 and December 31, 2018, respectively.

The Company held no related party repurchase agreements at December 31, 2019 and December 31, 2018.

NOTE 10. PENSION PLAN

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. Accruals under this plan were frozen as of May 31, 2014. Freezing the plan resulted in a re-measurement of the pension obligations and plan assets as of the freeze date. The pension obligation was re-measured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.46%.

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Office of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If the executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $783 thousand and $377 thousand as of December 31, 2019 and 2018, respectively. Service cost was $406 thousand and $376 thousand in 2019 and 2018, respectively.

Pension expense was $256 thousand, $286 thousand and $256 thousand in 2019, 2018 and 2017, respectively.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2019 and 2018 is as follows:

(Dollars in thousands)	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$9,416	$10,058
Service cost	—	—
Interest cost	392	352
Actuarial loss	99	348
Assumption changes	1,769	(1,127)
Curtailment impact	—	—
Benefits paid	(241)	(215)
Benefit obligation at end of year	$11,435	$9,416

Change in plan assets:
Fair value of plan assets at beginning of year	$5,238	$5,166
Actual return on plan assets	808	(429)
Employer contribution	360	716
Benefits paid	(241)	(215)
Fair value of plan assets at end of year	$6,165	$5,238

Funded status	$(5,270)	$(4,179)
Unrecognized net actuarial loss	5,883	4,687
Unrecognized prior service cost	—	—
Prepaid pension cost recognized	$613	$508

Accumulated benefit obligation	$11,435	$9,416

At December 31, 2019, 2018 and 2017, the weighted average assumptions used to determine the benefit obligation are as follows:

	2019	2018	2017
Discount rate	3.24%	4.23%	3.55%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic pension cost are as follows:

(Dollars in thousands)	2019	2018	2017
Service cost	$—	$—	$—
Interest cost	392	352	360
Expected return on plan assets	(407)	(372)	(345)
Amortization of prior service costs	—	—	—
Amortization of net actuarial loss	271	306	241
Net periodic pension cost	$256	$286	$256

For the years December 31, 2019, 2018 and 2017, the weighted average assumptions used to determine net periodic pension cost are as follows:

	2019	2018	2017
Discount rate	3.24%	3.55%	4.05%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A

The Company’s pension plan asset allocations at December 31, 2019 and 2018 are as follows:

	12/31/2019	12/31/2018
Plan Assets
Cash	4%	5%
Fixed income	23%	24%
Alternative investments	15%	17%
Domestic equities	33%	31%
Foreign equities	24%	23%
Real estate investment trusts	1%	—%
Total	100%	100%

The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $460 thousand.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 17, “Fair Value Measurements,” the Pension Plan’s assets at fair value as of December 31, 2019.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$247	$—	$—	$247
Fixed income	1,418	—	—	1,418
Alternative investments	—	—	925	925
Domestic equities	2,034	—	—	2,034
Foreign equities	1,480	—	—	1,480
Real estate investment trusts	—	—	61	61

Total assets at fair value	$5,179	$—	$986	$6,165

The following table sets forth by level, within the fair value hierarchy, as defined in Note 17, “Fair Value Measurements,” the Pension Plan’s assets at fair value as of December 31, 2018.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$262	$—	$—	$262
Fixed income	1,257	—	—	1,257
Alternative investments	—	—	890	890
Domestic equities	1,624	—	—	1,624
Foreign equities	1,205	—	—	1,205

Total assets at fair value	$4,348	$—	$890	$5,238

Investment in government securities and short-term investments are valued at the closing price reported on the active market on which the individual securities are traded. Alternative investments and investment in debt securities are valued at quoted prices which are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while this plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Below we show the best estimate of the plan contribution for next fiscal year. We also show the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter.

(Dollars in thousands)	Cash Flow
Contributions for the period of January 1, 2019 through December 31, 2019	$360

Estimated future benefit payments reflecting expected future service
2020	$323
2021	$331
2022	$386
2023	$429
2024	$450
2025 through 2028	$2,652

NOTE 11. GOODWILL AND OTHER INTANGIBLE ASSETS
The table below summarizes the changes in carrying amounts of goodwill and other intangibles, including core deposit intangibles, for the periods presented:

		Intangibles
(Dollars in thousands)	Goodwill	Gross	Accumulated Depreciation	Net
Balance at January 1, 2019	$18,480	$1,006	$(456)	$550
Goodwill and intangibles resulting from Chartwell acquisition	1,150	3,220	—	3,220
Amortization expense	—	—	(297)	(297)
Balance at December 31, 2019	$19,630	$4,226	$(753)	$3,473

Balance at January 1, 2018	$18,480	$1,006	$(360)	$646
Amortization expense	—	—	(96)	(96)
Balance at December 31, 2018	$18,480	$1,006	$(456)	$550

Balance at January 1, 2017	$18,480	$1,006	$(262)	$744
Amortization expense	—	—	(98)	(98)
Balance at December 31, 2017	$18,480	$1,006	$(360)	$646

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. Intangibles include the core deposit intangibles from the 2015 branch acquisition and the intangibles resulting from the Chartwell acquisition. The value of the acquired core deposit relationships was determined using the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The core deposit intangibles are being amortized over a ten-year period using an accelerated method. The intangibles resulting from the Chartwell acquisition are related to their customer relationships, backlog, a trademark, and a non-competition agreement. These items are amortized over 5 years, 5.3 years, 15 years, and 4 years, respectively.

The table below presents estimated amortization expense for the Company’s other intangible assets (dollars in thousands):

2020	$706
2021	703
2022	699
2023	612
2024	328
Thereafter	425
$3,473

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2019 and 2018. The Company has not identified any triggering events since the impairment evaluation that would indicate potential impairment.

Intangibles, including core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

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

On June 30, 2014, the Company filed Certificates of Designations for its Convertible Noncumulative Perpetual Preferred Stock, Series B (“Class B Preferred”) and its Convertible Noncumulative Perpetual Preferred Stock, Series C (“Class C Preferred”). The Class B Preferred Certificate designated 400 shares of preferred stock as Class B Preferred shares. The Class B Preferred shares carry an annual dividend rate of 6% and are convertible into shares of Company common stock within thirty days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class B Preferred Stock regarding the Company’s agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class B Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for the liquidation amount of $10,000, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class B Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A. Holders of Class B Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class B Preferred shares, share exchanges, reclassifications or changes of control, or as required by law.

The Class C Preferred Certificate designated 383.4 shares of preferred stock as Class C Preferred shares. The Class C Preferred shares carry an annual dividend rate of 6.5% and are convertible into shares of Company common stock within 30 days after the first, second, third, fourth and fifth anniversaries of the original issue date, based on a common stock price of $16 per share, as adjusted for future corporate activities. On December 28, 2017, the Company distributed a notice to each of the holders of the Class C Preferred Stock regarding the Company’s agreement to waive the timing requirements associated with when a conversion may occur and, instead, the Company will accept notices of conversion at any time prior to July 30, 2019, which is the final conversion date for the Preferred Stock. The Class C Preferred shares are redeemable by the Company on or after the fifth anniversary of the original issue date for the liquidation amount of $10,000, as defined therein, plus declared and unpaid dividends. Redemption is subject to any necessary regulatory approvals. In the event of liquidation of the Company, shares of Class C Preferred stock shall be junior to creditors of the Company and to the shares of Senior Noncumulative Perpetual Preferred Stock, Series A and the Class B Preferred shares. Holders of Class C Preferred shares shall have no voting rights, except for authorization of senior shares of stock, amendment to the Class C Preferred shares, share exchanges, reclassifications or changes of control, or as required by law. The proceeds of these preferred stock offerings will be used to support continued growth of the Company and its subsidiaries.

On August 27, 2019, the Company redeemed preferred stock in the amount of $500 thousand.

NOTE 13. STOCK OPTIONS AND OTHER EQUITY AWARDS

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards, and RSU’s to selected employees and directors. During 2017, the Company’s shareholders amended the Plan to increase the total number of shares of stock available for grant of awards by 1.0 million. As of December 31, 2019, the Plan had 3.2 million shares authorized and 715,517 shares remaining available for issuance. To date, the Company has awarded both stock options and RSU’s to selected employees and directors.

Total compensation expense recorded on stock options and RSU’s during 2019, 2018 and 2017 was $1.8 million, $1.3 million and $813 thousand, respectively. Proceeds from stock options exercised were $2.2 million, $2.1 million and $(10) thousand during 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, certain options were exercised in cashless transactions. Shares were forfeited related to exercise price and tax withholdings and the Company paid tax authorities amounts due resulting in a net cash outflow.

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

The following summarizes MVB’s stock options as of and for the year ended December 31, 2019, and the changes for the year then ended:

	2019		2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,763,491	$14.36	1,681,645	$13.46
Granted	46,250	17.03	256,344	19.50
Exercised	(210,050)	10.30	(161,298)	13.54
Forfeited/expired	(6,450)	17.15	(13,200)	14.97

Outstanding at end of year	1,593,241	$14.96	1,763,491	$14.36

Exercisable at end of year	1,049,516	$14.41	994,598	$13.21

Weighted-average fair value of options granted during 2019		$4.22
Weighted-average fair value of options granted during 2018		$5.97
Weighted-average fair value of options granted during 2017		$4.05

The intrinsic value of options exercised during 2019, 2018 and 2017 was $1.9 million, $871 thousand and $8 thousand, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with average risk-free interest rates of 2.02%, 2.81% and 2.29% for 2019, 2018 and 2017, respectively, and a weighted average expected life of the options of 7 years for all three years. The expected volatility of MVB’s stock price used for 2019 options was 21.80%, while for the 2018 options it was 18.64% and 2017 options it was 22.76%. The expected dividend yield used was 0.84% for 2019, 0.54% for 2018 and 0.60% for 2017.

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2019:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value	Weighted-Average Remaining Life
1,593,241	$14.96	15,586,952	5.90	1,049,516	$14.41	10,838,239	5.06

Restricted Stock Units

Under the provisions of the Plan, RSU’s are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the Company for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded RSU’s until the recipient becomes the record holder of those shares.

The Company granted 122,009 RSU’s in 2019, 95,250 time-based and 26,759 performance based. In 2018, the Company granted 62,735 RSU’s, 53,585 time-based and 9,150 performance-based. Performance-based RSU’s vest in one installment at the end of three years based on set criteria. Time-based RSU’s granted in 2019 vest in five equal installments per year over a five-year period. Time-based RSU’s granted in 2018 vest solely based on time and continued employment in one installment at the end of five years.

A summary of the activity for the Company’s RSU’s for the period indicated is presented in the following table:

	2019		2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	60,345	$19.31	—	$—
Granted	122,009	15.50	62,735	19.29
Vested	(9,576)	18.27	(1,368)	18.27
Forfeited	(12,020)	16.72	(1,022)	19.55
Balance at end of year	160,758	$16.67	60,345	$19.31

At December 31, 2019, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $1.8 million. Based upon the contractual terms, this expense is expected to be recognized as follows:

(Dollars in thousands)
2020	$778
2021	454
2022	316
2023	173
2024	68
$1,789

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost in the consolidated statements of income based on their fair values on the measurement date, which, for the Company, is the date of the grant. Total stock-based compensation expense recorded on stock options and RSU’s during 2019, 2018 and 2017 was $1.8 million, $1.3 million and $813 thousand, respectively.

The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSU’s is presented in the following table:

(Dollars in thousands)	2019	2018	2017
Stock Options	$873	$936	$813
RSU’s	886	331	—
Total Stock-based compensation expense	$1,759	$1,267	$813

NOTE 14. REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. The Company is exempt from the Federal Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. State chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2019 and 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

	Actual		Minimum to be Well Capitalized		Minimum for Capital Adequacy Purposes with Capital Buffer [1]		Minimum for Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital (to risk-weighted assets)
Subsidiary Bank	$201,672	12.8%	$157,107	10.0%	$155,143	9.88%	$125,686	8.0%

Tier 1 Capital (to risk-weighted assets)
Subsidiary Bank	$189,365	12.1%	$125,686	8.0%	$123,722	7.88%	$94,264	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Subsidiary Bank	$189,365	12.1%	$102,120	6.5%	$100,156	6.38%	$70,698	4.5%

Tier 1 Capital (to average assets)
Subsidiary Bank	$189,365	9.9%	$95,227	5.0%	N/A	N/A	$76,182	4.0%

As of December 31, 2018
Total Capital (to risk-weighted assets)
Consolidated	$193,495	13.8%	N/A	N/A	N/A	N/A	$112,299	8.0%
Subsidiary Bank	$186,127	13.3%	$140,065	10.0%	$138,314	9.88%	$112,052	8.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	$168,672	12.0%	N/A	N/A	N/A	N/A	$84,224	6.0%
Subsidiary Bank	$174,704	12.5%	$112,052	8.0%	$110,301	7.88%	$84,039	6.0%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	$156,714	11.2%	N/A	N/A	N/A	N/A	$63,168	4.5%
Subsidiary Bank	$174,704	12.5%	$91,042	6.5%	$89,292	6.38%	$63,029	4.5%

Tier 1 Capital (to average assets)
Consolidated	$168,672	9.9%	N/A	N/A	N/A	N/A	$68,375	4.0%
Subsidiary Bank	$174,704	10.2%	$85,315	5.0%	N/A	N/A	$68,252	4.0%

1 The capital conservation buffer requirement was phased in over three years and was fully phased in on January 1, 2019. The capital buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital to 10.5%.

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

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2019
Financial assets:
Cash and cash equivalents	$28,002	$28,002	$28,002	$—	$—
Certificates of deposits with other banks	12,549	12,586	—	12,586	—
Securities available-for-sale	235,821	235,821	—	198,562	37,259
Equity securities	18,514	18,514	—	—	18,514
Loans held for sale	109,788	109,788	—	109,788	—
Loans	1,362,766	1,364,706	—	—	1,364,706
Mortgage servicing rights	348	348	—	—	348
Interest rate lock commitment	1,660	1,660	—	—	1,660
Interest rate swap	5,722	5,722	—	5,722	—
Accrued interest receivable	7,909	7,909	—	1,591	6,317
Fair value hedge	1,770	1,770	—	1,770	—

Financial liabilities:
Deposits	$1,265,042	$1,249,135	$—	$1,249,135	$—
Repurchase agreements	10,172	10,172	—	10,172	—
FHLB and other borrowings	222,885	222,891	—	222,891	—
Mortgage-backed security hedges	186	186	—	186	—
Fair value hedge	1,418	1,418	—	1,418	—
Interest rate swap	5,722	5,722	—	5,722	—
Accrued interest payable	1,060	1,060	—	1,060	—
Subordinated debt	4,124	4,124	—	4,124	—

December 31, 2018
Financial assets:
Cash and cash equivalents	$22,221	$22,221	$22,221	$—	$—
Certificates of deposits with other banks	14,778	14,300	—	14,300	—
Securities available-for-sale	221,614	221,614	—	188,492	33,122
Equity securities	9,599	9,599	6,027	3,272	300
Loans held for sale	75,807	75,807	—	75,807	—
Loans	1,293,427	1,276,065	—	—	1,276,065
Mortgage servicing rights	173	173	—	—	173
Interest rate lock commitment	1,750	1,750	—	—	1,750
Interest rate swap	1,375	1,375	—	1,375	—
Interest rate cap	8	8	—	8	—
Fair value hedge	343	343	—	343	—
Accrued interest receivable	7,710	7,710	—	1,368	6,342

Financial liabilities:
Deposits	$1,309,154	$1,249,164	$—	$1,249,164	$—
Repurchase agreements	14,925	14,925	—	14,925	—
FHLB and other borrowings	214,887	214,969	—	214,969	—
Mortgage-backed security hedges	853	853	—	853	—
Interest rate swap	1,375	1,375	—	1,375	—
Accrued interest payable	1,064	1,064	—	1,064	—
Subordinated debt	17,524	18,250	—	18,250	—

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

NOTE 17. FAIR VALUE MEASUREMENTS

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

•Available-for-sale investment — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2019. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

•Equity securities — Certain equity securities are recorded at fair value on a nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs.

•Loans held for sale — The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

•Interest rate lock commitment — The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices and estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitments.

•Mortgage-backed security hedges — MBS hedges are considered derivatives and are recorded at fair value based on observable market data of the individual mortgage-backed security.

•Interest rate cap — The fair value of the interest rate cap is determined at the end of each quarter by using Bloomberg Finance which values the interest rate cap using observable inputs from forward and futures yield curves as well as standard market volatility.

•Interest rate swap — Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

•Fair value hedge — Treated like an interest rate swap, fair value hedges are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2019 and 2018 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$51,996	$—	$51,996
U.S. Sponsored Mortgage backed securities	—	58,312	—	58,312
Municipal securities	—	75,833	37,259	113,092
Other securities	—	12,421	—	12,421
Loans held for sale	—	109,788	—	109,788
Interest rate lock commitment	—	—	1,660	1,660
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,770	—	1,770
Liabilities:
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,418	—	1,418
Mortgage-backed security hedges	—	186	—	186

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$77,430	$—	$77,430
U.S. Sponsored Mortgage backed securities	—	50,115	—	50,115
Municipal securities	—	50,639	33,122	83,761
Other securities	—	10,308	—	10,308
Equity securities	6,027	3,272	300	9,599
Loans held for sale	—	75,807	—	75,807
Interest rate lock commitment	—	—	1,750	1,750
Interest rate swap	—	1,375	—	1,375
Interest rate cap	—	8	—	8
Liabilities:
Interest rate swap	—	1,375	—	1,375
Fair value hedge	—	343	—	343
Mortgage-backed security hedges	—	853	—	853

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2018	$1,750	$33,122	$300	$35,172
Realized and unrealized gains included in earnings	(90)	—	—	(90)
Purchase of securities	—	842	—	842
Reclassification to nonrecurring assets	—	—	(300)	(300)
Unrealized gain included in other comprehensive income (loss)	—	18,128	—	18,128
Unrealized loss included in other comprehensive income (loss)	—	(14,833)	—	(14,833)
Balance at December 31, 2019	$1,660	$37,259	$—	$38,919

Balance at December 31, 2017	$1,426	$22,909	$900	$25,235
Realized and unrealized losses included in earnings	324	—	—	324
Purchase of securities	—	6,232	—	6,232
Transfer to Level II Assets	—	—	(600)	(600)
Unrealized gain included in other comprehensive income (loss)	—	4,191	—	4,191
Unrealized loss included in other comprehensive income (loss)	—	(210)	—	(210)
Balance at December 31, 2018	$1,750	$33,122	$300	$35,172

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

•Impaired Loans — Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

•Other Real Estate owned — Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains a current external appraisal.

•Equity securities — Certain equity securities are recorded at fair value on a nonrecurring basis. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 are included in the table below:

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$8,909	$8,909
Other real estate owned	—	—	1,397	1,397
Equity securities	—	—	18,514	18,514

	December 31, 2018
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$11,735	$11,735
Other real estate owned	—	—	2,145	2,145

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2019 and 2018.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2019
Nonrecurring measurements:
Impaired loans	$8,909	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,397	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Equity securities	$18,514	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities (Local TIF bonds)	$37,259	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,660	Pricing model	Pull through rates	77% - 82%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2018
Nonrecurring measurements:
Impaired loans	$11,735	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,145	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities (Local TIF bonds)	$33,122	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Equity securities	$300	Net asset value	Cost minus impairment	0%

Interest rate lock commitments	$1,750	Pricing model	Pull through rates	80% - 88%
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

4 Appraisals may be adjusted for qualitative factors, such as local economic conditions.

NOTE 18. COMPREHENSIVE INCOME

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding (loss) gain	$(166)	$327	$731	(Loss)/ gain on sale of securities
	(166)	327	731	Total before tax
	44	(88)	(292)	Income tax expense
	(122)	239	439	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(271)	(306)	(241)	Salaries and benefits
	(271)	(306)	(241)	Total before tax
	73	83	96	Income tax expense
	(198)	(223)	(145)	Net of tax
Investment hedge
Carrying value adjustment	(44)	—	—	Interest on investment securities - taxable
	(44)	—	—	Total before tax
	12	—	—	Income tax expense
	(32)	—	—	Net of tax

Total reclassifications	$(352)	$16	$294

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at January 1, 2019	$(3,384)	$(3,422)	$—	$(6,806)
Other comprehensive income (loss) before reclassification	6,204	(1,071)	—	5,133
Amounts reclassified from AOCI	122	198	32	352
Net current period OCI	6,326	(873)	32	5,485
Balance at December 31, 2019	$2,942	$(4,295)	$32	$(1,321)

Balance at January 1, 2018	$(5)	$(2,983)	$—	$(2,988)
Other comprehensive income (loss) before reclassification	(3,042)	(16)	—	(3,058)
Amounts reclassified from AOCI	(239)	223	—	(16)
Net current period OCI	(3,281)	207	—	(3,074)
Stranded AOCI	—	(646)	—	(646)
Mark to Market on equity positions held at December 31, 2017	(98)	—	—	(98)
Balance at December 31, 2018	$(3,384)	$(3,422)	$—	$(6,806)

NOTE 19. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Information relative to the parent company’s condensed balance sheets at December 31, 2019 and 2018, and the related condensed statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2019	2018
Assets
Cash	$1,058	$4,449
Investment in subsidiaries	211,271	187,052
Other assets	6,397	5,036
Total assets	$218,726	$196,537

Liabilities and stockholders’ equity
Other liabilities	$2,666	$2,240
Long-term debt	4,124	17,524
Total liabilities	6,790	19,764

Total stockholders’ equity	211,936	176,773
Total liabilities and stockholders’ equity	$218,726	$196,537

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Income - dividends from Bank subsidiary	$6,280	$8,906	$13,724
Expenses - operating	14,296	13,439	11,974
(Loss)/ income before income taxes and undistributed earnings - continuing operations	(8,016)	(4,533)	1,750
Income tax (benefit) - continuing operations	(1,880)	(1,569)	(2,147)
(Loss)/ income after tax from continuing operations	(6,136)	(2,964)	3,897
Income from discontinued operations	575	—	—
Income tax - discontinued operations	148	—	—
Income after tax from discontinued operations	427	—	—
Equity in undistributed income earnings of subsidiaries	32,700	14,967	3,678
Net Income	$26,991	$12,003	$7,575

Preferred dividends	$479	$489	$498
Net Income available to common shareholders	$26,512	$11,514	$7,077

Condensed Statements of Cash Flows

(Dollars in thousands)	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$26,991	$12,003	$7,575
Equity in undistributed earnings of subsidiaries	(32,700)	(14,967)	(3,678)
(Increase) decrease in other assets	(4,104)	1,997	(2,214)
Decrease (increase) in other liabilities	344	1,311	(234)
Stock option expense	1,759	1,267	813

Net cash (used in) provided by operating activities	(7,710)	1,611	2,262

INVESTING ACTIVITIES
Investment in subsidiaries	16,791	(2,194)	(947)

Net cash provided by (used in) investing activities	16,791	(2,194)	(947)

FINANCING ACTIVITIES
Proceeds from stock issuance	1,033	—	4,931
AOCI reclassification of pension and available-for-sale investments	—	743	—
Retirement of subordinated debt	(12,400)	(35)	—
Preferred stock redemption	(500)	—	(8,500)
Common stock options exercised	2,164	2,129	(10)
Cash dividends paid on common stock	(2,290)	(1,220)	(1,033)
Cash dividends paid on preferred stock	(479)	(489)	(498)

Net cash (used in) provided by financing activities	(12,472)	1,128	(5,110)

(Decrease) increase in cash	(3,391)	545	(3,795)

Cash at beginning of period	4,449	3,904	7,699

Cash at end of period	$1,058	$4,449	$3,904

Noncash common stock converted from subordinated debt	$1,000	$15,965	$—

NOTE 20. SEGMENT REPORTING

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Insurance services was previously identified as a reportable segment until entering into an Asset Purchase Agreement, as discussed below and in Note 21, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. Revenue from insurance services is comprised mainly of commissions on the sale of insurance products.

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services (“USI”), in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million, as discussed in Note 21, “Discontinued Operations” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company has reorganized MVB Insurance as a subsidiary of the Bank.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$75,874	$8,342	$13	$(1,868)	$82,361
Interest expense	18,698	6,014	769	(2,520)	22,961
Net interest income	57,176	2,328	(756)	652	59,400
Provision for loan losses	1,622	167	—	—	1,789
Net interest income after provision for loan losses	55,554	2,161	(756)	652	57,611

Noninterest Income:
Mortgage fee income	657	41,040	—	(652)	41,045
Other income	23,033	1,289	6,268	(7,031)	23,559
Total noninterest income	23,690	42,329	6,268	(7,683)	64,604

Noninterest Expenses:
Salaries and employee benefits	19,067	28,432	8,676	—	56,175
Other expense	25,070	8,136	4,851	(7,031)	31,026
Total noninterest expenses	44,137	36,568	13,527	(7,031)	87,201

Income (loss) from continuing operations, before income taxes	35,107	7,922	(8,015)	—	35,014
Income tax expense (benefit) - continuing operations	8,175	2,155	(1,880)	—	8,450
Net income (loss) from continuing operations	26,932	5,767	(6,135)	—	26,564
Income from discontinued operations	—	—	575	—	575
Income tax expense - discontinued operations	—	—	148	—	148
Net income from discontinued operations	—	—	427	—	427
Net income (loss)	$26,932	$5,767	$(5,708)	$—	$26,991
Preferred stock dividends	—	—	479	—	479
Net income (loss) available to common shareholders	$26,932	$5,767	$(6,187)	$—	$26,512

Capital Expenditures for the year ended December 31, 2019	$1,438	$112	$492	$—	$2,042
Total Assets as of December 31, 2019	1,953,975	248,382	216,411	(474,654)	1,944,114
Goodwill as of December 31, 2019	2,748	16,882	—	—	19,630

	2018
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$63,762	$6,667	$5	$(674)	$69,760
Interest expense	13,667	4,085	1,756	(1,802)	17,706
Net interest income	50,095	2,582	(1,751)	1,128	52,054
Provision for loan losses	2,386	54	—	—	2,440
Net interest income after provision for loan losses	47,709	2,528	(1,751)	1,128	49,614

Noninterest Income:
Mortgage fee income	585	32,880	—	(1,128)	32,337
Other income	6,479	(243)	6,411	(6,344)	6,303
Total noninterest income	7,064	32,637	6,411	(7,472)	38,640

Noninterest Expenses:
Salaries and employee benefits	14,924	23,927	7,373	—	46,224
Other expense	20,081	8,608	4,309	(6,344)	26,654
Total noninterest expenses	35,005	32,535	11,682	(6,344)	72,878

Income (loss) before income taxes	19,768	2,630	(7,022)	—	15,376
Income tax expense (benefit)	4,265	677	(1,569)	—	3,373
Net income (loss)	$15,503	$1,953	$(5,453)	$—	$12,003
Preferred stock dividends	—	—	489	—	489
Net income (loss) available to common shareholders	$15,503	$1,953	$(5,942)	$—	$11,514

Capital Expenditures for the year ended December 31, 2018	$2,284	$272	$137	$—	$2,693
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

	2017
(Dollars in thousands)	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$52,423	$4,698	$4	$(527)	$56,598
Interest expense	9,118	2,317	2,241	(1,375)	12,301
Net interest income	43,305	2,381	(2,237)	848	44,297
Provision for loan losses	1,967	206	—	—	2,173
Net interest income after provision for loan losses	41,338	2,175	(2,237)	848	42,124

Noninterest Income:
Mortgage fee income	736	37,262	—	(849)	37,149
Other income	5,866	(2,372)	5,466	(5,403)	3,557
Total noninterest income	6,602	34,890	5,466	(6,252)	40,706

Noninterest Expenses:
Salaries and employee benefits	12,266	26,196	5,646	—	44,108
Other expense	19,523	8,188	4,085	(5,404)	26,392
Total noninterest expenses	31,789	34,384	9,731	(5,404)	70,500

Income (loss) before income taxes	16,151	2,681	(6,502)	—	12,330
Income tax expense (benefit)	5,820	1,082	(2,147)	—	4,755
Net income (loss)	$10,331	$1,599	$(4,355)	$—	$7,575
Preferred stock dividends	—	—	498	—	498
Net income (loss) available to common shareholders	$10,331	$1,599	$(4,853)	$—	$7,077

Capital Expenditures for the year ended December 31, 2017	$3,226	$1,187	$83	$—	$4,496
Total Assets as of December 31, 2017	1,533,497	149,323	184,674	(333,192)	1,534,302
Goodwill as of December 31, 2017	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the year ended December 31, 2019, the Commercial & Retail Banking segment earned $26.9 million compared to $15.5 million in 2018. Net interest income increased by $7.1 million, primarily as the result of a $11.9 million increase in interest and fees on loans which was offset by a $5.8 million increase in interest on deposits. Noninterest income increased by $16.6 million, primarily as the result of a $13.1 million increase in the holding gain on equity securities and a $1.2 million increase in commercial swap fee income. Noninterest expense increased by $9.1 million, primarily as the result of the following: $4.1 million increase in salaries and employee benefits expense, $1.1 million increase in occupancy and equipment expense, a $1.4 million increase in professional fees, a $928 thousand increase in other operating expenses, and a $811 thousand increase in travel, entertainment, dues, and subscriptions. The increase in salaries and employee benefits was largely driven by a $2.0 million increase related to the build-out of other Company administration, a $1.4 million increase related to the build-out of the Fintech team, and $623 thousand related to additional team members acquired as a result of the Chartwell acquisition. The increase in professional fees is related to special projects and Fintech product and technology development. The increase in travel, entertainment, dues, and subscriptions is primarily related to the Fintech team. In addition, provision expense decreased by $764 thousand. Also, income tax expense increased $3.9 million as a result of increased earnings.

Mortgage Banking

For the year ended December 31, 2019, the Mortgage Banking segment earned $5.8 million compared to $2.0 million in 2018. Net interest income decreased $254 thousand, noninterest income increased by $9.7 million, and noninterest expense increased by $4.0 million. The increase in noninterest income was primarily the result of a $8.2 million increase in mortgage fee income and a $1.5 million increase in the gain on derivative. The increase in noninterest expense was primarily the result of the following: $4.5 million increase in salaries and employee benefits expense, which was primarily due to a 30.3% increase in origination volume and a $516 thousand increase in the earn out paid to management of the mortgage company related to a 2012 acquisition. Other items that impacted noninterest expense were a $510 thousand decrease in mortgage processing expense and a $475 thousand increase in travel, entertainment, dues, and subscriptions expense.

Financial Holding Company

For the year ended December 31, 2019, the Financial Holding Company segment lost $5.7 million compared to a loss of $5.5 million in 2018. Interest expense decreased $987 thousand, noninterest income decreased $143 thousand, and noninterest expense increased $1.8 million. In addition, the income tax benefit increased $163 thousand. The increase in noninterest expense was primarily due to a $1.3 million increase in salaries and employee benefits expense related to increased incentive and stock-based compensation.

NOTE 21. DISCONTINUED OPERATIONS

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

Based on a measurement period that ended June 30, 2019, the Company earned and was reasonably assured to receive an estimated earn-out payment of $600 thousand related to the Asset Purchase Agreement with USI. This estimate was recorded as contingent consideration from discontinued operations. On August 27, 2019, the Company adjusted the estimate recorded in the second quarter of 2019 to match the earn-out payment received of $575 thousand.

There were no assets and liabilities of discontinued operations as of December 31, 2019 or 2018.

Net income from discontinued operations, net of tax, for the years ended December 31, 2019, 2018, and 2017, were as follows:

(Dollars in thousands)	2019	2018	2017
NONINTEREST INCOME
Other operating income	575	—	—
Total noninterest income	575	—	—

Income from discontinued operations, before income taxes	575	—	—
Income tax expense - discontinued operations	148	—	—
Net Income from discontinued operations	$427	$—	$—

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2019
First quarter	$19,623	$13,972	$3,989	$3,192	$0.26	$0.26
Second quarter	20,470	14,529	20,526	15,377	1.31	1.18
Third quarter	21,038	15,034	5,668	4,327	0.36	0.35
Fourth quarter	21,230	15,865	5,406	4,095	0.34	0.32

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2018
First quarter	$15,054	$11,465	$3,291	$2,594	$0.24	$0.23
Second quarter	16,944	12,655	3,596	2,831	0.25	0.25
Third quarter	18,176	13,524	4,549	3,579	0.30	0.29
Fourth quarter	19,586	14,410	3,940	2,999	0.25	0.24

NOTE 23. REVENUE RECOGNITION

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Service charges on deposit accounts	$1,409	$1,033	$765
Debit card and interchange income	571	647	1,258
Consulting income	921	—	—
Other	499	558	260
Noninterest income in scope of Topic 606	3,400	2,238	2,283
Noninterest income out of scope of Topic 606	61,204	36,402	38,423
Total noninterest income	$64,604	$38,640	$40,706

NOTE 24. BUSINESS COMBINATION

On September 13, 2019 the Bank purchased full equity rights of Chartwell Compliance headquartered in Bethesda, Maryland. Purchase consideration for the acquisition totaled $4.1 million, including a cash payment of $3.1 million and the delivery $1.0 million of MVB common stock. Additionally, contingent consideration will be given to the previous owners if outlined future financial conditions of the company are met. Management estimated the fair value of the earnout utilizing the Black- Scholes option pricing model.

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

NOTE 25. SUBSEQUENT EVENT

On March 2, 2020, the Bank and PMG (dba MVB Mortgage), entered into an Agreement by and among the Bank, PMG, Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the mortgage origination services businesses of PMG and Intercoastal.

Pursuant to the terms of the Agreement, on the closing date, Intercoastal will convert into a Virginia limited liability company and PMG will contribute substantially all of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of Intercoastal, representing 47% of the common interest of Intercoastal, as well as $7.5 million in preferred units (the “Transaction”). The completion of the Transaction is subject to certain regulatory approvals, conditions precedent and normal customary closing conditions. Subject to the satisfaction of such conditions, the Transaction is expected to close in the second quarter of 2020. In the Agreement, the Bank, MVB Mortgage, and Intercoastal have made customary representations, warranties, and covenants, including covenants to enter into ancillary agreements related to the Transaction and the operation of the business following the completion of the Transaction. MVB will recognize its ownership as a fair value equity investment and will no longer consolidate MVB Mortgage’s financial results.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MVB Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Baltimore, Maryland
March 13, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (the Principal Executive Officer), along with the Company’s Chief Financial Officer (the Principal Financial and Accounting Officer), has evaluated the effectiveness, as of December 31, 2019, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in “Item 9A – Controls and Procedures” of this Annual Report on Form 10-K.

Date:	March 13, 2020	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	March 13, 2020	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of MVB Financial Corp.

Opinion on Internal Control Over Financial Reporting

We have audited MVB Financial Corp. and Subsidiary’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, MVB Financial Corp. and Subsidiary (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of MVB Financial Corp. and Subsidiary as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and our report dated March 13, 2020, expressed an unqualified opinion on those consolidated financial statements

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Baltimore, Maryland
March 13, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2019. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2019. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is disclosed below) pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2019. The applicable information appearing in the Proxy Statement is incorporated by reference.
Equity Compensation Plan Information as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,049,516	$14.41	715.517
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,049,516	$14.41	715.517

During 2019, 210,050 stock options under the Company’s equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2019. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G.(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2019. The applicable information appearing in the Proxy Statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017
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

MVB Financial Corp.

Date:	March 13, 2020	By:	/s/ Larry F. Mazza
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

/s/ Larry F. Mazza	Date:	March 13, 2020
Larry F. Mazza, President, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 13, 2020
Donald T. Robinson, Executive Vice President and CFO
(Principal Financial and Accounting Officer)

/s/ David B. Alvarez	Date:	March 13, 2020
David B. Alvarez, Chairman

/s/ James J. Cava, Jr.	Date:	March 13, 2020
James J. Cava, Jr., Director

/s/ Harry E. Dean III	Date:	March 13, 2020
Harry E. Dean III, Director

/s/ John W. Ebert	Date:	March 13, 2020
John W. Ebert, Director

/s/ Daniel W. Holt	Date:	March 13, 2020
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	March 13, 2020
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	March 13, 2020
Kelly R. Nelson, Director

/s/ J. Christopher Pallotta	Date:	March 13, 2020
J. Christopher Pallotta, Director

/s/ Cheryl D. Spielman	Date:	March 13, 2020
Cheryl D. Spielman, Director

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
2.1	Membership Interest Purchase Agreement, dated as of December 3, 2012, by and among MVB Bank, Inc., MVB Financial Corp., Potomac Mortgage Group, LLC and the Members of Potomac Mortgage Group, LLC	Form 8-K, File No. 000-50567, filed December 3, 2012, and incorporated by reference herein
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 333-228688, filed December 6, 2018, and incorporated by reference herein
4.2	Form of Subscription Rights Certificate	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
4.3	Description of Securities	Filed herewith
10.1†	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.2†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Employment Agreement of Larry F. Mazza	Form 8-K/A, File No. 000-50567, filed January 24, 2014, and incorporated by reference herein
10.6†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.7†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.8†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.9†	Third Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage	Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
10.10†	Fourth Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc., doing business as MVB Mortgage	Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
10.11†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
10.12	Purchase and Assumption Agreement, dated November 21, 2019, by and between MVB Bank and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed November 22, 2019, and incorporated by reference herein
14	Code of Ethics	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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