Form 10-Q
period 2020-03-31
MVB FINANCIAL CORP
filed 2020-04-28
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2020, the Registrant had 11,949,767 shares of common stock outstanding with a par value of $1.00 per share.
2

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$25,670	$18,430
Interest bearing balances with banks	63,204	9,572
Total cash and cash equivalents	88,874	28,002
Certificates of deposit with other banks	12,549	12,549
Investment securities available-for-sale, at fair value	223,101	235,821
Equity securities	19,026	18,514
Loans held for sale	186,128	109,788
Loans:	1,396,578	1,374,541
Less: Allowance for loan losses	(11,161)	(11,775)
Net Loans	1,385,417	1,362,766
Premises and equipment, net	22,329	21,974
Bank owned life insurance	35,597	35,374
Accrued interest receivable and other assets	67,892	53,142
Assets of branches held for sale (See Footnote 1)	39,137	46,554
Goodwill	19,630	19,630
TOTAL ASSETS	$2,099,680	$1,944,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$387,536	$278,547
Interest bearing	1,210,703	986,495
Total deposits	1,598,239	1,265,042

Deposits of branches held for sale (See Footnote 1)	187,807	188,270
Accrued interest payable and other liabilities	58,196	41,685
Repurchase agreements	9,346	10,172
FHLB and other borrowings	30,815	222,885
Subordinated debt	4,124	4,124
Total liabilities	1,888,527	1,732,178

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 733 issued in 2020 and 2019, respectively (See Footnote 7)	7,334	7,334
Common stock, par value $1; 20,000,000 shares authorized; 11,997,866 shares issued and 11,930,489 shares outstanding in 2019 and 11,995,366 shares issued and 11,944,289 shares outstanding in 2019	11,998	11,995
Additional paid-in capital	123,049	122,516
Retained earnings	72,354	72,496
Accumulated other comprehensive loss	(2,238)	(1,321)
Treasury stock, 67,377 shares in 2020 and 51,077 shares in 2019, at cost	(1,344)	(1,084)
Total stockholders’ equity	211,153	211,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,099,680	$1,944,114

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Three Months Ended March 31
	2020	2019
INTEREST INCOME
Interest and fees on loans	$18,939	$17,662
Interest on deposits with other banks	111	122
Interest on investment securities - taxable	666	879
Interest on tax exempt loans and securities	983	960
Total interest income	20,699	19,623

INTEREST EXPENSE
Interest on deposits	3,910	4,123
Interest on repurchase agreements	10	14
Interest on FHLB and other borrowings	573	1,229
Interest on subordinated debt	35	285
Total interest expense	4,528	5,651

NET INTEREST INCOME	16,171	13,972
Provision for loan losses	1,138	300
Net interest income after provision for loan losses	15,033	13,672

NONINTEREST INCOME
Service charges on deposit accounts	450	315
Income on bank owned life insurance	223	525
Interchange and debit card transaction fees	100	141
Mortgage fee income	11,219	6,670
Gain on sale of portfolio loans	130	55
Insurance and investment services income	207	156
Gain (loss) on sale of available-for-sale securities, net	276	(118)
(Loss) gain on derivatives, net	(3,562)	450
Commercial swap fee income	320	80
Holding gain on equity securities	14	180
Compliance consulting income	1,009	—
Other operating income	464	311
Total noninterest income	10,850	8,765

NONINTEREST EXPENSES
Salary and employee benefits	16,182	11,734
Occupancy expense	1,220	1,185
Equipment depreciation and maintenance	877	854
Data processing and communications	1,163	988
Mortgage processing	851	809
Marketing, contributions, and sponsorships	336	214
Professional fees	1,331	828
Printing, postage, and supplies	177	135
Insurance, tax, and assessment expense	464	505
Travel, entertainment, dues, and subscriptions	1,218	690
Other operating expenses	837	506
Total noninterest expense	24,656	18,448
Income before income taxes	1,227	3,989
Income tax expense	179	797
Net income	1,048	3,192
Preferred dividends	114	121
Net income available to common shareholders	$934	$3,071

Earnings per share - basic	$0.08	$0.26
Earnings per share - diluted	$0.08	$0.26
Weighted average shares outstanding - basic	11,942,767	11,607,543
Weighted average shares outstanding - diluted	12,298,092	13,177,281
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2020	2019
Net Income	$1,048	$3,192

Other comprehensive (loss) income:

Unrealized holding gains on securities available-for-sale	1,414	1,859

Income tax effect	(382)	(502)

Reclassification adjustment for (gain) loss recognized in income	(276)	118

Income tax effect	75	(32)

Change in defined benefit pension plan	(706)	(332)

Income tax effect	190	90

Reclassification adjustment for amortization of net actuarial loss recognized in income	105	68

Income tax effect	(28)	(18)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(1,793)	(458)

Income tax effect	484	124

Total other comprehensive (loss) income	(917)	917

Comprehensive income	$131	$4,109

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	7,834	11,658	116,897	48,274	(6,806)	(1,084)	176,773

Net Income	—	—	—	3,192	—	—	3,192
Other comprehensive income	—	—	—	—	917	—	917
Cash dividends paid ($0.035 per common share)	—	—	—	(408)	—	—	(408)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	425	—	—	—	425
Common stock options exercised	—	8	86	—	—	—	94

Balance at March 31, 2019	$7,834	$11,666	$117,408	$50,937	$(5,889)	$(1,084)	$180,872

Balance at December 31, 2019	$7,334	$11,995	$122,516	$72,496	$(1,321)	$(1,084)	$211,936

Net Income	—	—	—	1,048	—	—	1,048
Other comprehensive loss	—	—	—	—	(917)	—	(917)
Cash dividends paid ($0.09 per common share)	—	—	—	(1,076)	—	—	(1,076)
Dividends on preferred stock	—	—	—	(114)	—	—	(114)
Stock based compensation	—	—	498	—	—	—	498
Common stock options exercised	—	3	35	—	—	—	38
Common stock repurchased	—	—	—	—	—	(260)	(260)

Balance at March 31, 2020	$7,334	$11,998	$123,049	$72,354	$(2,238)	$(1,344)	$211,153
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net Income	$1,048	$3,192
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net amortization and accretion of investments	302	280
Net amortization of deferred loan costs	114	72
Provision for loan losses	1,138	300
Depreciation and amortization	908	759
Stock based compensation	498	425
Loans originated for sale	(484,989)	(239,160)
Proceeds of loans sold	419,868	255,682
Mortgage fee income	(11,219)	(6,670)
Gain on sale of available-for-sale securities	(276)	(33)
Loss on sale of available-for-sale securities	—	151
Gain on sale of portfolio loans	(130)	(55)
Income on bank owned life insurance	(223)	(525)
Deferred taxes	(929)	21
Amortization of operating lease right-of-use asset	8	20
Holding gain on equity securities	(14)	(180)
Changes in other assets	(18,839)	(16,801)
Changes in other liabilities	14,116	15,447
Net cash (used in) provided by operating activities	(78,619)	12,925
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(16,325)	(20,400)
Maturities/paydowns of investment securities available-for-sale	18,990	5,236
Sales of investment securities available-for-sale	10,318	13,694
Purchases of premises & equipment, including premises & equipment included in assets of branches held for sale	(1,384)	(115)
Net increase in loans and loans included in assets of branches held for sale	(16,063)	(36,866)
Purchases of restricted bank stock	(7,439)	(6,119)
Redemptions of restricted bank stock	13,414	8,352
Proceeds from sale of other real estate owned	52	97
Proceeds from death benefit of bank owned life insurance policies	—	688
Purchase of equity securities	(498)	(450)
Net cash provided by (used in) investing activities	1,065	(35,883)
FINANCING ACTIVITIES
Net increase in deposits and deposits in branches held for sale	332,734	121,505
Net decrease in repurchase agreements	(826)	(2,372)
Net change in FHLB & other borrowings	(192,070)	(100,003)
Common stock options exercised	38	94
Common stock repurchased	(260)	—
Cash dividends paid on common stock	(1,076)	(408)
Cash dividends paid on preferred stock	(114)	(121)
Net cash provided by financing activities	138,426	18,695
Increase (decrease) in cash and cash equivalents	60,872	(4,263)
Cash and cash equivalents at beginning of period	28,002	22,221
Cash and cash equivalents at end of period	$88,874	$17,958
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$23	$63
Initial recognition of operating lease right-of-use assets	—	12,935
Initial recognition of operating lease liabilities	—	15,659
Cashless stock options exercised	35	—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$5,511	$6,136

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly owned subsidiary, MVB Bank, Inc. (“MVB Bank” or the “Bank”). MVB Bank’s operating subsidiaries include Potomac Mortgage Group (“PMG” which began doing business under the registered trade name “MVB Mortgage”), MVB Insurance, LLC (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), and ProCo Global, Inc. (“ProCo” which began doing business under the registered trade name Chartwell Compliance “Chartwell”).

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements included in the Company’s 2019 filing on Form 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s December 31, 2019, Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Assets and Liabilities of Branches Held for Sale

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. The Company closed this transaction on April 24, 2020.

Assets to be acquired and liabilities to be assumed are summarized as follows:

(Dollars in thousands)	As of March 31, 2020,	As of December 31, 2019,
Loans	$35,206	$42,916
Premises and equipment, net	3,931	3,638
Assets of branches held for sale	$39,137	$46,554

Noninterest-bearing deposits	$21,991	$19,251
Interest-bearing deposits	165,816	169,019
Deposits of branches held for sale	$187,807	$188,270

Mortgage Business Combination

On March 2, 2020, the Bank and PMG (dba MVB Mortgage), entered into an Agreement by and among the Bank, PMG, Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the mortgage origination services businesses of PMG and Intercoastal.

Pursuant to the terms of the Agreement, on the closing date, Intercoastal will convert into a Virginia limited liability company and PMG will contribute substantially all of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of Intercoastal, representing 47% of the common interest of Intercoastal, as well as $7.5 million in preferred units (the “Transaction”). The completion of the Transaction is subject to certain regulatory approvals, conditions precedent and normal customary closing conditions. Subject to the satisfaction of such conditions, the Transaction is expected to close in mid-2020. In the Agreement, the Bank, MVB Mortgage, and Intercoastal have made customary representations, warranties, and covenants, including covenants to enter into ancillary agreements related to the Transaction and the operation of the business following the completion of the Transaction. MVB will recognize its ownership as a fair value equity investment and will no longer consolidate MVB Mortgage’s financial results.

Coronavirus Disease (“COVID-19”) Pandemic

The consolidated financial statements contained in this Quarterly Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of March 31, 2020. During 2020, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of COVID-19. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, providers, and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Banking and financial services have been designated essential businesses; therefore, the Company’s operations are continuing. The Company is currently evaluating and quantifying the impact on its consolidated financial statements.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company is currently evaluating the impact on its consolidated financial statements and has not yet quantified what material impacts to the financial statements (if any) may result from the CARES Act. The CARES Act also established the Paycheck Protection Program (“PPP”), to be administered by the U.S. Small Business Administration (“SBA”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The PPP loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company is actively participating with the PPP, evaluating other programs available to assist our clients, and providing consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines.

Note 2 – Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirement for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under ASC 715-20 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; 3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; 4) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; 5) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and 6) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 will be effective for public business entities for fiscal years ending after December 15, 2020. The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include additions, modification, and removal of disclosure requirements. The ASU removed the following disclosure requirements: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, 3) the valuation process for Level 3 fair value measurements, and 4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: 1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; 2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and 3) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. The Company adopted this standard and there was no material impact.

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

Note 3 – Investment Securities

There were no held-to-maturity securities at March 31, 2020 or December 31, 2019.

Amortized cost and fair values of investment securities available-for-sale at March 31, 2020 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$37,101	$483	$(218)	$37,366
U.S. Sponsored Mortgage-backed securities	56,229	1,159	(34)	57,354
Municipal securities	112,940	3,818	(139)	116,619
Total debt securities	206,270	5,460	(391)	211,339
Other securities	11,662	141	(41)	11,762
Total investment securities available-for-sale	$217,932	5,601	$(432)	$223,101

Amortized cost and fair values of investment securities available-for-sale at December 31, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$52,046	$199	$(249)	$51,996
U.S. Sponsored Mortgage-backed securities	58,748	188	(624)	58,312
Municipal securities	108,750	4,399	(57)	113,092
Total debt securities	219,544	4,786	(930)	223,400
Other securities	12,247	181	(7)	12,421
Total investment securities available-for-sale	$231,791	$4,967	$(937)	$235,821

The following table summarizes amortized cost and fair values of debt securities by contractual maturity:

	March 31, 2020
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$90	$91
After one year, but within five	7,985	8,274
After five years, but within ten	29,781	30,646
After ten years	168,414	172,328
Total	$206,270	$211,339

Investment securities with a carrying value of $74.4 million at March 31, 2020, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2020, the details of which are included in the following table. Although these securities, if sold at March 31, 2020 would result in a pretax loss of $432 thousand, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at March 31, 2020:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (22)	$4,693	$(51)	$14,041	$(167)
U.S. Sponsored Mortgage-backed securities (10)	1,655	(5)	7,544	(29)
Municipal securities (12)	6,668	(127)	830	(12)
Other securities (5)	4,059	(41)	—	—
	$17,075	$(224)	$22,415	$(208)

The following table discloses investments in an unrealized loss position at December 31, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (26)	$8,160	$(59)	$15,399	$(190)
U.S. Sponsored Mortgage-backed securities (40)	16,660	(170)	27,498	(454)
Municipal securities (13)	6,018	(40)	828	(17)
Other securities (2)	1,093	(7)	—	—
	$31,931	$(276)	$43,725	$(661)

For the three-month periods ended March 31, 2020 and 2019, the Company sold investments available-for-sale of $10.3 million and $13.7 million, respectively. These sales resulted in gross gains of $276 thousand and $33 thousand and gross losses of $0 and $151 thousand, respectively.

For the three-month periods ended March 31, 2020 and 2019, the Company did not sell any equity investments.
For the three-month periods ended March 31, 2020 and 2019, the Company recognized unrealized holding gains on equity securities of $14 thousand and $180 thousand, respectively. These were recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and Non-Residential Real Estate	$1,094,494	$1,063,828
Residential Real Estate	261,493	271,604
Home Equity	36,856	35,106
Consumer	3,763	3,697
Total Loans	$1,396,606	$1,374,235
Deferred loan origination fees and costs, net	(28)	306
Loans receivable	$1,396,578	$1,374,541

For loans with maturities over one year, loan origination fees and direct loan origination costs are deferred and recognized over the life of the loan. For loans with an original maturity of less than one year, loan origination fees and direct loan origination costs are recognized when incurred.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans were $2.4 million and $2.0 million, while the related reserves were $77 thousand and $139 thousand as of March 31, 2020 and December 31, 2019. Such collectively evaluated impaired loans are included in total loans individually evaluated for impairment and in total impaired loans.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2020 and December 31, 2019, the liability for unfunded commitments related to loans held for investment was $332 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,756)	—	—	—	(1,756)
Recoveries	—	—	2	2	4
Provision (recovery)	1,255	—	(93)	(24)	1,138
ALL balance at March 31, 2020	$9,597	$1,272	$236	$56	$11,161
Individually evaluated for impairment	$532	$—	$—	$—	$532
Collectively evaluated for impairment	$9,065	$1,272	$236	$56	$10,629

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$7,737	$2,385	$104	$—	$10,226
Collectively evaluated for impairment	1,086,757	259,108	36,752	3,763	1,386,380
Total Loans	1,094,494	261,493	36,856	3,763	1,396,606

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Charge-offs	—	—	—	—	—
Recoveries	—	1	1	1	3
Provision	259	11	19	11	300
ALL balance at March 31, 2019	$8,864	$1,417	$704	$257	$11,242
Individually evaluated for impairment	$1,123	$—	$—	$—	$1,123
Collectively evaluated for impairment	$7,741	$1,417	$704	$257	$10,119

The following table summarizes the primary segments of the Company loan portfolio as of March 31, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$9,914	$2,890	$121	$36	$12,961
Collectively evaluated for impairment	952,150	307,823	58,554	9,433	1,327,960
Total Loans	$962,064	$310,713	$58,675	$9,469	$1,340,921

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

The Company currently manages its loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

Commercial business loans – Commercial loans are made to provide funds for equipment and general corporate needs, as well as to finance owner occupied real estate, and to finance future cash flows of Federal Government lease contracts. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both company originated and purchased participation loans. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties such as investment properties for retail, office and multifamily with a history of occupancy and cash flow. This segment includes both company originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies which can adversely impact cash flow.

Commercial acquisition, development and construction loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties, including the construction of single-family dwellings, and also includes loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

Residential mortgage loans – This residential real estate subsegment contains permanent and construction mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios, and collateral values. Credit risk arises from the borrower’s, and where applicable the builder's, continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy, among other factors. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

Home equity lines of credit – This segment includes subsegment for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by customers to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2020 and December 31, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2020
Commercial
Commercial Business	$2,598	$240	$698	$3,296	$4,407
Commercial Real Estate	1,774	284	625	2,399	2,497
Acquisition & Development	1,658	8	384	2,042	3,442
Total Commercial	6,030	532	1,707	7,737	10,346
Residential	—	—	2,385	2,385	2,495
Home Equity	—	—	104	104	113
Consumer	—	—	—	—	—
Total Impaired Loans	$6,030	$532	$4,196	$10,226	$12,954

December 31, 2019
Commercial
Commercial Business	$2,606	$249	$644	$3,250	$4,308
Commercial Real Estate	1,786	325	295	2,081	2,171
Acquisition & Development	—	—	2,070	2,070	3,467
Total Commercial	4,392	574	3,009	7,401	9,946
Residential	—	—	1,953	1,953	2,045
Home Equity	—	—	95	95	100
Consumer	—	—	34	34	35
Total Impaired Loans	$4,392	$574	$5,091	$9,483	$12,126

Impaired loans have increased by $743 thousand, or 7.8%, during the three months ended March 31, 2020. This change is the net effect of multiple factors, including the identification of $980 thousand of impaired loans, curtailments of $64 thousand, the foreclosure of one consumer loan which required the reclassification of $23 thousand to other real estate owned, the reclassification of $6 thousand to performing loans based on improved repayment performance, and normal loan amortization of $145 thousand.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,261	$—	$—
Commercial Real Estate	2,898	26	23
Acquisition & Development	2,048	29	19
Total Commercial	8,207	55	42
Residential	2,382	5	5
Home Equity	101	—	—
Consumer	19	—	—
Total	$10,709	$60	$47

	Three Months Ended March 31, 2019
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,608	$—	$—
Commercial Real Estate	4,038	40	39
Acquisition & Development	2,215	31	29
Total Commercial	9,861	71	68
Residential	2,858	3	3
Home Equity	122	1	1
Consumer	79	—	—
Total	$12,920	$75	$72

As of March 31, 2020, the Bank’s other real estate owned balance totaled $1.2 million. The Bank held four foreclosed residential real estate properties representing $380 thousand, or 32%, of the total balance of other real estate owned. These properties are held primarily as a result of the foreclosures of one commercial loan relationship, which included two properties for a total of $294 thousand. The two remaining residential real estate properties, totaling $86 thousand, were the result of the foreclosure of two unrelated borrowers. The remaining $826 thousand, or 68%, of other real estate owned is the result of the foreclosure of two unrelated commercial development loans. There are four additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $214 thousand as of March 31, 2020. These loans are included in the table above and have no specific allowance allocated to them.

As of March 31, 2019, the Bank’s other real estate owned balance totaled $2.1 million. The Bank held twelve foreclosed residential real estate properties representing $877 thousand, or 42%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included two properties for a total of $294 thousand, while the other included seven properties for a total of $174 thousand. The three remaining residential real estate properties, totaling $409 thousand, were the result of the foreclosure of three unrelated borrowers. The remaining $1.2 million, or 58%, of other real estate owned is the result of the foreclosure of three unrelated commercial development loans. There are three additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $270 thousand as of March 31, 2019. These loans are included in the table above and have no specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial
Commercial Business	$516,247	$17,697	$12,762	$—	$546,706
Commercial Real Estate	427,108	3,177	1,856	—	432,141
Acquisition & Development	110,996	1,811	2,840	—	115,647
Total Commercial	1,054,351	22,685	17,458	—	1,094,494
Residential	256,934	1,172	3,275	112	261,493
Home Equity	36,336	416	104	—	36,856
Consumer	3,724	39	—	—	3,763
Total Loans	$1,351,345	$24,312	$20,837	$112	$1,396,606

December 31, 2019
Commercial
Commercial Business	$511,590	$17,398	$11,894	$—	$540,882
Commercial Real Estate	406,712	3,564	1,494	—	411,770
Acquisition & Development	106,428	1,869	2,879	—	111,176
Total Commercial	1,024,730	22,831	16,267	—	1,063,828
Residential	267,367	1,946	2,177	114	271,604
Home Equity	34,641	383	82	—	35,106
Consumer	3,613	56	28	—	3,697
Total Loans	$1,330,351	$25,216	$18,554	$114	$1,374,235

Loans classified as Special Mention totaled $24.3 million and $25.2 million as of March 30, 2020 and December 31, 2019, respectively. The decrease of $904 thousand, or 3.6%, was concentrated in the residential mortgage loan portfolio. This decrease is primarily the result of the risk grade downgrade of ten loans to unrelated borrowers, totaling $751 thousand, and normal loan amortization of the loans in this classification. While the total of Special Mention commercial loans decreased by only $146 thousand, two unrelated loans were the cause of offsetting changes to this loan classification. More specifically, a $2.2 million owner occupied commercial real estate loan was downgraded to Special Mention as a result of continued financial difficulties caused by less-than-expected enrollment in the school that occupies the property. Meanwhile, Special Mention commercial loans decreased by $1.8 million due to the charge off of a government lease finance loan stemming from the non-renewal of the underlying lease agreement. These matters are being monitored and any significant developments will result in reevaluation of the risk grades, where appropriate, and the potential recognition of future recoveries.

Loans classified as Substandard totaled $20.8 million and $18.6 million as of March 30, 2020 and December 31, 2019, respectively. The increase of $2.2 million, or 12%, was concentrated in the residential mortgage loan portfolio. The increase is primarily the result of the risk grade downgrade of twelve loans to two unrelated borrowers, totaling $1.2 million. Of the twelve loans recently classified as Substandard, ten loans totaling $751 thousand were downgraded as a result of long-term erratic payment performance that has required non-accrual status of these loans. Meanwhile, the total of Substandard commercial loans increased by $1.2 million as a result of the risk grade downgrade of nine unrelated loans totaling $834 thousand, and the $543 thousand increase in the outstanding balance of a performing Substandard loan, which is classified due to identified operational risks. These matters are being monitored and any significant developments will result in reevaluation of the risk grades.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the Management Loan Committee (“MLC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of on-time payments. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or MLC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and non-accrual loans as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
March 31, 2020
Commercial
Commercial Business	$542,438	$4,150	$—	$118	$4,268	$546,706	$2,896	$—
Commercial Real Estate	431,478	485	—	178	663	432,141	625	—
Acquisition & Development	115,371	—	—	276	276	115,647	384	—
Total Commercial	1,089,287	4,635	—	572	5,207	1,094,494	3,905	—
Residential	257,556	3,100	—	837	3,937	261,493	1,900	—
Home Equity	36,496	232	34	94	360	36,856	104	—
Consumer	3,640	123	—	—	123	3,763	—	—
Total Loans	$1,386,979	$8,090	$34	$1,503	$9,627	$1,396,606	$5,909	$—

December 31, 2019
Commercial
Commercial Business	$537,602	$3,189	$47	$44	$3,280	$540,882	$2,848	$—
Commercial Real Estate	411,070	522	178	—	700	411,770	295	—
Acquisition & Development	110,717	180	—	279	459	111,176	390	—
Total Commercial	1,059,389	3,891	225	323	4,439	1,063,828	3,533	—
Residential	267,515	3,003	549	537	4,089	271,604	1,461	—
Home Equity	34,382	545	84	95	724	35,106	95	—
Consumer	3,610	1	58	28	87	3,697	34	—
Total Loans	$1,364,896	$7,440	$916	$983	$9,339	$1,374,235	$5,123	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At March 31, 2020 and December 31, 2019, the Bank had specific reserve allocations for TDR’s of $436 thousand and $527 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $7.9 million and $7.7 million as of March 31, 2020 and December 31, 2019, respectively. Of these totals, $4.3 million and $4.4 million, respectively, represent accruing troubled debt restructured loans and represent 42% and 46%, respectively of total impaired loans. Meanwhile, as of March 31, 2020, $3.0 million represent four loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, at $2.3 million, is a commercial loan to a company dependent of the coal industry. The other three of these loans, totaling $669 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of March 31, 2020 and December 31, 2019.

Four commercial loans to three unrelated borrowers totaling $313 thousand were classified as TDR’s in the three months ended March 31, 2020. Upon the identification of financial difficulties on the part of the borrowers, the two related loans were modified to extend the maturity date and allow for additional monitoring, while the other two unrelated loans were modified to lower loan principal and interest payments. These loans have paid as agreed under their modified terms.

During the quarter ended March 31, 2020, no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

	New TDR's [1]
	Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$154	$149
Commercial Real Estate	2	159	159
Acquisition & Development	—	—	—
Total Commercial	4	313	308
Residential	—	—	—
Home Equity	—	—	—
Consumer	—	—	—
Total	4	$313	$308

	Three Months Ended March 31, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	1	$268	$267
Commercial Real Estate	—	—	—
Acquisition & Development	—	—	—
Total Commercial	1	268	267
Residential	—	—	—
Home Equity	—	—	—
Consumer	—	—	—
Total	1	$268	$267
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Note 5 – Premises and Equipment

Premises and equipment were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Land	$3,510	$3,257
Buildings and improvements	14,452	14,574
Furniture, fixtures and equipment	17,164	16,869
Construction in progress	1,662	1,019
Leasehold improvements	2,216	2,207
	39,004	37,926
Accumulated depreciation	(16,675)	(15,952)
Net premises and equipment	$22,329	$21,974

The Company leases certain premises and equipment under operating and finance leases. At March 31, 2020, the Company had lease liabilities totaling $17.4 million and right-of-use assets totaling $16.0 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three months ended March 31, 2020, the weighted average remaining lease term for finance leases was 2.4 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.80%. For the three months ended March 31, 2020, the weighted average remaining lease term for operating leases was 12.6 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.63%.

Lease costs were as follows:

(Dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Amortization of right-of-use assets, finance leases	$18	$20
Interest on lease liabilities, finance leases	1	2
Operating lease cost	544	530
Short-term lease cost	14	25
Variable lease cost	10	10
Total lease cost	$587	$587

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2020.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	March 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
2020	$77	$2,021
2021	77	2,017
2022	32	1,872
2023	—	1,629
2024	—	1,585
2025 and thereafter	—	12,746
Total future minimum lease payments	$186	$21,870
Less: Amounts representing interest	(6)	(4,692)
Present value of net future minimum lease payments	$180	$17,178

Note 6 – Deposits

Deposits were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Noninterest-bearing demand	$387,536	$278,547
Interest-bearing demand	375,024	351,435
Savings and money markets	378,838	363,026
Time deposits, including CDs and IRAs	456,841	272,034
Total deposits	$1,598,239	$1,265,042

Time deposits that meet or exceed the FDIC insurance limit	$8,382	$8,955

Maturities of time deposits were as follows:

(Dollars in thousands)	March 31, 2020
2020	$336,219
2021	67,491
2022	32,344
2023	13,558
2024	7,229
Total	$456,841

Note 7 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from the FHLB, Federal Reserve discount window borrowings, and Fed Funds purchased from correspondent banks to fund its operations and investments. Short-term borrowings totaled $0 at March 31, 2020, compared to $192.1 million at December 31, 2019.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	As of and for the three months ended March 31, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$—	$192,063
Average balance during the period	160,429	187,226
Maximum month-end balance	124,631	240,811
Weighted-average rate during the period	0.92%	2.24%
Weighted-average rate at end of period	0.36%	1.81%
Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase (“repurchase agreements”) with customers representing funds deposited by customers, on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with customers are included in borrowings section on the consolidated balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in liabilities consist of customer accounts and securities which are pledged on an individual security basis.

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected at the amount of cash received in connection with the transaction and included in repurchase agreements on the consolidated balance sheets. The primary risk with the Company’s repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

All of the Company’s repurchase agreements were overnight agreements at March 31, 2020 and December 31, 2019. These borrowings were collateralized with investment securities with a carrying value of $9.7 million and $10.5 million at March 31, 2020 and December 31, 2019, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $9.3 million at March 31, 2020, compared to $10.2 million at December 31, 2019.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	As of and for the three months ended March 31, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$9,346	$10,172
Average balance during the period	9,520	11,252
Maximum month-end balance	9,788	14,655
Weighted-average rate during the period	0.44%	0.43%
Weighted-average rate at end of period	0.13%	0.44%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Fixed interest rate notes, originating between October 2006 and April 2007, due between October 2021 and April 2022, interest of between 5.18% and 5.20% payable monthly	$815	$822
Fixed interest rate notes, originating in November 2019, due between November 2022 and November 2024, with interest of between 1.74% and 1.81% payable monthly	30,000	30,000
	$30,815	$30,822
Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	As of and for the three months ended March 31, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$4,124	$4,124
Average balance during the period	4,124	12,125
Maximum month-end balance	4,124	17,524
Weighted-average rate during the period	3.35%	6.35%
Weighted-average rate at end of period	2.36%	3.51%

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

The Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed on any interest payment date after a date five years from the original issue date. As of March 31, 2020, all subordinated debt notes have been converted or redeemed.

The Company reflects subordinated debt in the amount of $4.1 million as of March 31, 2020 and $4.1 million as of December 31, 2019 and interest expense of $35 thousand and $285 thousand for the three months ended March 31, 2020 and 2019.

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

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2020	$22
2021	32
2022	10,761
2023	10,000
2024	10,000
Thereafter	4,124
$34,939

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 17, “Fair Value of Financial Instruments” and Note 18, “Fair Value Measurement” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2019 Annual Report on Form 10-K.

Assets Measured on a Recurring Basis

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following measurements are made on a recurring basis.

•Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2020. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. The Company classified investments in government securities as Level II instruments and valued them using the market approach.

•Equity securities – Certain equity securities are recorded at fair value on both a recurring and nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions, and other factors such as credit loss assumptions.

The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three months ended March 31, 2020. Valuation techniques are consistent with techniques used in prior periods.

•Loans held for sale – The fair value of mortgage loans held for sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

•Interest rate lock commitments – The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices, and estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitments.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$37,366	$—	$37,366
U.S. Sponsored Mortgage backed securities	—	57,354	—	57,354
Municipal securities	—	79,993	36,626	116,619
Other securities	—	11,762	—	11,762
Equity securities	512	—	—	512
Loans held for sale	—	186,128	—	186,128
Interest rate lock commitment	—	—	5,791	5,791
Interest rate swap	—	15,733	—	15,733
Fair value hedge	—	1,447	—	1,447
Bank-owned life insurance	—	35,597	—	35,597
Liabilities:
Interest rate swap	—	15,733	—	15,733
Fair value hedge	—	2,922	—	2,922
Mortgage-backed security hedges	—	5,317	—	5,317

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$51,996	$—	$51,996
U.S. Sponsored Mortgage backed securities	—	58,312	—	58,312
Municipal securities	—	75,833	37,259	113,092
Other securities	—	12,421	—	12,421
Loans held for sale	—	109,788	—	109,788
Interest rate lock commitment	—	—	1,660	1,660
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,770	—	1,770
Bank-owned life insurance	—	35,374	—	35,374
Liabilities:
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,418	—	1,418
Mortgage-backed security hedges	—	186	—	186

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2019	$1,660	$37,259	$—	$38,919
Realized and unrealized gains included in earnings	4,131	—	—	4,131
Purchase of securities	—	522	—	522
Unrealized loss included in other comprehensive income (loss)	—	(1,155)	—	(1,155)
Balance at March 31, 2020	$5,791	$36,626	$—	$42,417

Balance at December 31, 2018	$1,750	$33,122	$300	$35,172
Realized and unrealized gains included in earnings	506	—	—	506
Purchase of securities	—	—	450	450
Unrealized gain included in other comprehensive income (loss)	—	5,012	—	5,012
Unrealized loss included in other comprehensive income (loss)	—	(1,333)	—	(1,333)
Balance at March 31, 2019	$2,256	$36,801	$750	$39,807

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets, and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2020 and 2019 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

•Equity securities – Certain equity securities are recorded at fair value on a nonrecurring basis. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 are included in the table below:

	March 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$9,694	$9,694
Other real estate owned	—	—	1,206	1,206
Equity securities	—	—	18,514	18,514

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$8,909	$8,909
Other real estate owned	—	—	1,397	1,397
Equity securities	—	—	18,514	18,514

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at March 31, 2020 and December 31, 2019.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2020
Nonrecurring measurements:
Impaired loans	$9,694	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,206	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Equity securities	$18,514	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities (Local TIF bonds)	$36,626	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$5,791	Pricing model	Pull through rates	78% - 84%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2019
Nonrecurring measurements:
Impaired loans	$8,909	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,397	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Equity securities	$18,514	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities (Local TIF bonds)	$37,259	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,660	Pricing model	Pull through rates	77% - 82%
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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2020
Financial assets:
Cash and cash equivalents	$88,874	$88,874	$88,874	$—	$—
Certificates of deposits with other banks	12,549	12,584	—	12,584	—
Securities available-for-sale	223,101	223,101	—	186,475	36,626
Equity securities	19,026	19,026	512	—	18,514
Loans held for sale	186,128	186,128	—	186,128	—
Loans, net	1,385,417	1,386,857	—	—	1,386,857
Mortgage servicing rights	344	344	—	—	344
Interest rate lock commitment	5,791	5,791	—	—	5,791
Interest rate swap	15,733	15,733	—	15,733	—
Accrued interest receivable	8,445	8,445	—	1,702	6,743
Bank-owned life insurance	35,597	35,597	—	35,597	—

Financial liabilities:
Deposits	$1,598,239	$1,594,168	$—	$1,594,168	$—
Repurchase agreements	9,346	9,346	—	9,346	—
FHLB and other borrowings	30,815	30,818	—	30,818	—
Mortgage-backed security hedges	5,317	5,317	—	5,317	—
Interest rate swap	15,733	15,733	—	15,733	—
Fair value hedge	2,922	2,922	—	2,922	—
Accrued interest payable	808	808	—	808	—
Subordinated debt	4,124	4,124	—	4,124	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$28,002	$28,002	$28,002	$—	$—
Certificates of deposits with other banks	12,549	12,586	—	12,586	—
Securities available-for-sale	235,821	235,821	—	198,562	37,259
Equity securities	18,514	18,514	—	—	18,514
Loans held for sale	109,788	109,788	—	109,788	—
Loans, net	1,362,766	1,364,706	—	—	1,364,706
Mortgage servicing rights	348	348	—	—	348
Interest rate lock commitment	1,660	1,660	—	—	1,660
Interest rate swap	5,722	5,722	—	5,722	—
Fair value hedge	1,770	1,770	—	1,770
Accrued interest receivable	7,909	7,909	—	1,591	6,317
Bank-owned life insurance	35,374	35,374	—	35,374	—

Financial liabilities:
Deposits	$1,265,042	$1,249,135	$—	$1,249,135	$—
Repurchase agreements	10,172	10,172	—	10,172	—
FHLB and other borrowings	222,885	222,891	—	222,891	—
Mortgage-backed security hedges	186	186	—	186	—
Interest rate swap	5,722	5,722	—	5,722	—
Fair value hedge	1,418	1,418	—	1,418	—
Accrued interest payable	1,060	1,060	—	1,060	—
Subordinated debt	4,124	4,124	—	4,124	—

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

Note 9 – Stock Offerings

On August 12, 2019, the Board of Directors of the Company announced the approval of a stock repurchase program. Under the program, the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock over the next 12 months or until the purchase is fully absorbed, whichever date comes first on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specified number of shares of its common stock, and it may be discontinued, suspended, or restarted at any time at the Company's discretion.

In March 2020, the Company repurchased 16,300 shares of its outstanding common stock, with an average share price of $16.00.

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

	Three Months Ended March 31
(Dollars in thousands except shares and per share data)	2020	2019
Numerator for basic earnings per share:
Net income	$1,048	$3,192
Less: Dividends on preferred stock	114	121
Net income available to common shareholders - basic	$934	$3,071

Numerator for diluted earnings per share:
Net income available to common shareholders - basic	$934	$3,071
Add: Dividends on convertible preferred stock	—	121
Add: Interest on subordinated debt (tax effected)	—	184
Net income available to common shareholders - diluted	$934	$3,376

Denominator:
Total average shares outstanding	11,942,767	11,607,543
Effect of dilutive convertible preferred stock	—	489,625
Effect of dilutive convertible subordinated debt	—	837,500
Effect of dilutive stock options and restricted stock units	355,325	242,613
Total diluted average shares outstanding	12,298,092	13,177,281

Earnings per share - basic	$0.08	$0.26
Earnings per share - diluted	$0.08	$0.26

For the three months ended March 31, 2020 and 2019, approximately 366 thousand and 385 thousand, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended March 31, 2020 and 2019, approximately 77 thousand and 43 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the three-month periods ended March 31, 2020 and March 31, 2019 are as follows:

Three Months Ended March 31, 2020	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,774	$2,418	$1	$(494)	$20,699
Interest expense	3,838	1,387	35	(732)	4,528
Net interest income	14,936	1,031	(34)	238	16,171
Provision for loan losses	1,132	6	—	—	1,138
Net interest income after provision for loan losses	13,804	1,025	(34)	238	15,033

Noninterest Income:
Mortgage fee income	110	11,347	—	(238)	11,219
Other income	3,346	(3,562)	1,504	(1,657)	(369)
Total noninterest income	3,456	7,785	1,504	(1,895)	10,850

Noninterest Expenses:
Salaries and employee benefits	5,866	7,884	2,432	—	16,182
Other expense	6,659	2,397	1,075	(1,657)	8,474
Total noninterest expenses	12,525	10,281	3,507	(1,657)	24,656

Income (loss) before income taxes	4,735	(1,471)	(2,037)	—	1,227
Income tax expense (benefit)	1,012	(349)	(484)	—	179
Net income (loss)	$3,723	$(1,122)	$(1,553)	$—	$1,048
Preferred stock dividends	—	—	114	—	114
Net income (loss) available to common shareholders	$3,723	$(1,122)	$(1,667)	$—	$934

Capital Expenditures for the three-month period ended March 31, 2020	$1,295	$69	$20	$—	$1,384
Total Assets as of March 31, 2020	2,112,842	337,445	216,989	(567,596)	2,099,680
Total Assets as of December 31, 2019	1,953,975	248,382	216,411	(474,654)	1,944,114
Goodwill as of March 31, 2020	2,748	16,882	—	—	19,630
Goodwill as of December 31, 2019	2,748	16,882	—	—	19,630

Three Months Ended March 31, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,327	$1,538	$1	$(243)	$19,623
Interest expense	4,754	993	285	(381)	5,651
Net interest income	13,573	545	(284)	138	13,972
Provision for loan losses	247	53	—	—	300
Net interest income after provision for loan losses	13,326	492	(284)	138	13,672

Noninterest income:
Mortgage fee income	109	6,697	—	(136)	6,670
Other income	1,566	476	1,779	(1,726)	2,095
Total noninterest income	1,675	7,173	1,779	(1,862)	8,765

Noninterest Expense:
Salaries and employee benefits	4,395	5,159	2,180	—	11,734
Other expense	5,352	2,025	1,061	(1,724)	6,714
Total noninterest expenses	9,747	7,184	3,241	(1,724)	18,448

Income (loss) before income taxes	5,254	481	(1,746)	—	3,989
Income tax expense (benefit)	1,054	146	(403)	—	797
Net income (loss)	$4,200	$335	$(1,343)	$—	$3,192
Preferred stock dividends	—	—	121	—	121
Net income (loss) available to common shareholders	$4,200	$335	$(1,464)	$—	$3,071

Capital Expenditures for the three-month period ended March 31, 2019	$89	$4	$22	$—	$115
Total Assets as of March 31, 2019	1,790,725	175,218	197,191	(373,226)	1,789,908
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of March 31, 2019	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended March 31, 2020, the Commercial & Retail Banking segment earned $3.7 million compared to $4.2 million in 2019.

Net interest income increased by $1.4 million, primarily the result of an increase of $646 thousand in interest and fees on loans, a decrease of $699 thousand in interest on FHLB and other borrowings, and a decrease of $213 thousand in interest on deposits. The increase in interest and fees on loans was the result of an increase of $146.8 million in the average balance of loans. The decrease in interest on deposits was the result of a decrease of 31-basis points in the cost of interest-bearing liabilities, even with an increase of $86.6 million in the average balance of deposits.

Noninterest income increased by $1.8 million which was the result of an increase of $1.0 million in consulting income, an increase of $396 thousand in the gain on sale of securities, and an increase of $240 thousand in commercial swap fee income These increases were partially offset by a decrease of $302 thousand in the income on bank-owned life insurance.

Noninterest expense increased by $2.8 million, primarily the result of an increase of $1.5 million in salaries and employee benefits expense, an increase of $430 thousand in professional fees, and an increase of $479 thousand in travel, entertainment, dues, and subscriptions. The increase in salaries and employee benefits expense is primarily the result of the build out of the Fintech team, the build-out of other Company personnel, and the additional team members acquired as a result of the Chartwell acquisition during the third quarter of 2019.

In addition, provision expense increased $885 thousand due to the net impact of adjustments to the portfolio segmentation and changes in the level of recognized charge offs and historical loss rates.

Mortgage Banking

For the three months ended March 31, 2020, the Mortgage Banking segment lost $1.1 million compared to earning $335 thousand in 2019.

With the decrease in U.S. Treasury and mortgage rates, MVB Mortgage saw a significant increase in originations during the first quarter 2020. Mortgage originations increased above normal averages in the fourth quarter 2019 and remained strong with a significant rise in March 2020. However, the Federal Reserve's stimulus, which included the purchase of $525 billion of Agency MBS, the primary vehicle used to hedge the locked pipeline, caused a decrease in the valuation of the MBS market. This volatility in valuation caused a decrease in the derivative asset of $3.6 million, which resulted in a net loss of $1.1 million at MVB Mortgage for the three months ended March 31, 2020. In addition, stress to the servicing market, caused by concerns around the length and commitment of deferral periods for residential mortgages, caused numerous servicing companies to pull back from the market which drove a reduction in premiums related to mortgage servicing rights. These reduced premiums also impacted the valuation of the derivative.

Net interest income increased $486 thousand, which was the result of an increase of $880 thousand in interest and fees on loans, which was partially offset by an increase of $394 thousand in interest on borrowings. The increase in interest and fees on loans was due to an increase of $85.2 million in average real estate loans. The increase in interest on FHLB and other borrowings was due to an increase of $81.0 million in average borrowings.

Noninterest income increased by $612 thousand, primarily the result of an increase of $4.7 million in mortgage fee income and a decrease of $4.0 million in the gain on derivatives. The increase in mortgage fee income of $4.7 million is driven by an increase of $171.7 million in mortgage loans sold for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease in the gain on derivatives of $4.0 million was largely the result of the volatility of rates due to the COVID-19 pandemic. Loan originations spiked during early March when Treasury yields were at an all-time low. Mortgage rates were "locked-in" near lows offering lower yields. As discussed above, the mark to market loss is attributable to instability in the market for MBS and mortgage servicing rights.

Noninterest expense increased by $3.1 million, which was the result of an increase of $2.7 million in salaries and employee benefits expense, due to an increase in mortgage production, and an increase of $246 thousand in professional fees.

Financial Holding Company

For the three months ended March 31, 2020, the Financial Holding Company segment lost $1.6 million compared to a loss of $1.3 million in 2019. Interest expense decreased $250 thousand, noninterest income decreased $275 thousand, and noninterest expense increased $266 thousand. In addition, the income tax benefit increased $81 thousand. The decrease in interest expense was due to a $250 thousand decrease in interest on subordinated debt. The decrease in noninterest income was primarily the result of a decrease of $163 thousand in intercompany services income related to Regulation W. The increase in noninterest expense was primarily the result of an increase of $252 thousand in salaries and employee benefits expenses.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of March 31, 2020 and 2019 is as follows:

(Dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Service cost	$—	$—
Interest cost	91	98
Expected Return on Plan Assets	(109)	(102)
Amortization of Net Actuarial Loss	105	68
Amortization of Prior Service Cost	—	—
Net Periodic Benefit Cost	$87	$64
Contributions Paid	$349	$90

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $892 thousand and $783 thousand as of March 31, 2020 and December 31, 2019, respectively. Service cost was $109 thousand and $102 thousand for the three-month periods ended March 31, 2020 and 2019, respectively.

Note 13 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) three months ended March 31, 2020 and 2019:

(Dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains (losses)	$276	$(118)	Gain (loss) on sale of securities
	276	(118)	Total before tax
	(75)	32	Income tax expense
	201	(86)	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(105)	(68)	Salaries and benefits
	(105)	(68)	Total before tax
	28	18	Income tax expense
	(77)	(50)	Net of tax
Investment hedge
Carrying value adjustment	1,793	458	Interest on investment securities - taxable
	1,793	458	Total before tax
	(484)	(124)	Income tax expense
	1,309	334	Net of tax

Total reclassifications	$1,433	$198

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at December 31, 2019	$2,942	$(4,295)	$32	$(1,321)
Other comprehensive income (loss) before reclassification	1,032	(516)	—	516
Amounts reclassified from AOCI	(201)	77	(1,309)	(1,433)
Net current period OCI	831	(439)	(1,309)	(917)
Balance at March 31, 2020	$3,773	$(4,734)	$(1,277)	$(2,238)

Balance at December 31, 2018	(3,384)	(3,422)	—	(6,806)
Other comprehensive income (loss) before reclassification	1,357	(242)	—	1,115
Amounts reclassified from AOCI	86	50	(334)	(198)
Net current period OCI	1,443	(192)	(334)	917
Balance at March 31, 2019	$(1,941)	$(3,614)	$(334)	$(5,889)

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

Consulting Income

Consulting income is comprised of consulting revenue generated by Chartwell. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell accounts for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Chartwell evaluates the services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Chartwell's services included in its contracts are distinct from one another. Chartwell determines the transaction price for each contract based upon the consideration it expects to receive for the distinct services being provided under the contract. Chartwell recognizes revenue as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, Chartwell considers factors such as contract terms, payment terms, an whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope but will generally include the review and/or preparation of regulatory filings, business plans, financial models, and other risk management services to customers within financial industries. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement.

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Service charges on deposit accounts	$450	$315
Debit card and interchange income	100	141
Consulting income	1,009	—
Other	261	113
Noninterest income in scope of Topic 606	1,820	569
Noninterest income out of scope of Topic 606	9,030	8,196
Total noninterest income	$10,850	$8,765

Note 15 – Discontinued Operations

On June 30, 2016, the Company entered into an Asset Purchase Agreement with USI Insurance Services, in which USI purchased substantially all of the assets and assumed certain liabilities of MVB Insurance, which resulted in a pre-tax gain of $6.9 million. MVB Insurance retained the assets related to, and continues to operate, its title insurance business. The title insurance business is immaterial in terms of revenue and the Company reorganized MVB Insurance as a subsidiary of the Bank. The Company retained approximately $424 thousand in liabilities and received proceeds totaling $7.0 million related to this transaction.

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

There were no assets or liabilities related to discontinued operations at March 31, 2020 or December 31, 2019.

There was no net income from discontinued operations, net of tax, for the three months ended March 31, 2020 and 2019.
Note 16 – Subsequent Events

The Company evaluates subsequent events at the date of the consolidated balance sheet as well as conditions that arise after the balance sheet date but before the consolidated financial statements are issued. To the extent any events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements other than those listed below.

On April 3, 2020, the Bank entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for The First State Bank, Barboursville, W.Va., providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. First State depositors automatically became depositors of the Bank and, subject to the insurance limitations, deposits will continue to be insured by the FDIC without interruption. In the Agreement, the Bank agreed to pay no deposit premium and to acquire the assets at a discount to book value of approximately $28.2 million. The Bank also acquired three branch locations in Barboursville, Teays Valley, and Huntington, W.Va. for aggregate consideration of approximately $1.5 million. The Bank further acquired certain other real estate owned (“OREO”) for 47.5% of the book value of such OREO. The deposits assumed by the Bank had an aggregate book balance of approximately $140.0 million, cash and securities of $37.0 million and loans with a book value of $83.7 million. Net proceeds received from the FDIC for the transaction was $39.6 million. The Bank estimates a bargain purchase gain of approximately $6.0 million related to this transaction but is still in the process of finalizing the mark to market analysis of the portfolio. The applicable disclosures for this business combination have not been made as the fair value estimates and purchase price allocation are not yet complete as of the date of financial statement issuance.

On April 17, 2020, Paladin Fraud, LLC (“PF”), a newly formed West Virginia limited liability company and wholly owned subsidiary of MVB Bank, entered into an Asset Purchase Agreement with Paladin, LLC, (“Paladin”), James Houlihan and Jamon Whitehead (collectively "Paladin Group"). Pursuant to the Purchase Agreement, PF acquired substantially all of the assets and certain liabilities of Paladin and the purchase price of the transaction consisted of 19,278 unregistered shares of MVB common stock and an undisclosed amount of cash. The Paladin Group is a respected leader in the fraud prevention industry and has formed a specialty niche that aligns well with the MVB as a preferred bank for Fintech companies.

On April 24, 2020, the Company completed the previously announced sale of certain assets and liabilities of four branch locations to Summit. Summit assumed $188.1 million in deposits and acquired $36.8 million in loans, as well as cash, real property, personal property and other fixed assets. The Company will recognize a gain of approximately $10.0 million related to this transaction.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at March 31, 2020 and December 31, 2019 and the results of our operations for the three months ended March 31, 2020 and 2019. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2019.

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
•the impact of the Dodd-Frank Act and the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”), and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees that our subsidiaries may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;
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
•costs of deposit insurance and changes with respect to FDIC insurance coverage levels; and
•other risks and uncertainties detailed in Part I, Item 1A, Risk Factors in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2019.

Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

Summary of Results of Operations

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2020	2019

Earnings and Per Share Data:
Net income	$1,048	$3,192
Net income available to common shareholders	$934	$3,071
Earnings per share - basic	$0.08	$0.26
Earnings per share - diluted	$0.08	$0.26
Cash dividends paid per common share	$0.09	$0.035
Book value per common share	$17.08	$14.90
Weighted average shares outstanding - basic	11,942,767	11,607,543
Weighted average shares outstanding - diluted	12,298,092	13,177,281

Performance Ratios:
Return on average assets [1]	0.22%	0.73%
Return on average equity [1]	1.95%	7.18%
Net interest margin [2]	3.60%	3.45%
Efficiency ratio [3]	91.25%	81.14%
Overhead ratio 1 4	5.06%	4.19%

Asset Quality Data and Ratios:
Charge-offs	$1,756	$—
Recoveries	$4	$3
Net loan charge-offs to total loans 1 5	0.50%	—%
Allowance for loan losses	$11,161	$11,242
Allowance for loan losses to total loans [6]	0.80%	0.84%
Nonperforming loans	$5,909	$7,075
Nonperforming loans to total loans	0.42%	0.53%

Capital Ratios:
Equity to assets	10.06%	10.11%
Bank Leverage ratio	9.83%	10.33%
Bank Common equity Tier 1 capital ratio	11.34%	12.55%
Bank Tier 1 risk-based capital ratio	11.34%	12.55%
Bank Total risk-based capital ratio	12.04%	13.37%
1 Annualized for the quarterly periods presented
2 Net interest income as a percentage of average interest earning assets
3 Noninterest expense as a percentage of net interest income and noninterest income
4 Noninterest expense as a percentage of average assets
5 Charge-offs less recoveries
6 Excludes loans held for sale

Introduction

Corporate Overview

MVB Financial Corp. is a financial holding company and was organized in 2003. MVB operates principally through its wholly owned subsidiary, MVB Bank, Inc. MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, MVB CDC, and Chartwell.

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

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. The Company closed this transaction on April 24, 2020, as previously discussed in Note 16, “Subsequent Events” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On March 2, 2020, the Bank and PMG (dba MVB Mortgage), entered into an Agreement by and among the Bank, PMG, Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the mortgage origination services businesses of PMG and Intercoastal.

Pursuant to the terms of the Agreement, on the closing date, Intercoastal will convert into a Virginia limited liability company and PMG will contribute substantially all of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of Intercoastal, representing 47% of the common interest of Intercoastal, as well as $7.5 million in preferred units (the “Transaction”). The completion of the Transaction is subject to certain regulatory approvals, conditions precedent and normal customary closing conditions. Subject to the satisfaction of such conditions, the Transaction is expected to close in mid-2020. In the Agreement, the Bank, MVB Mortgage, and Intercoastal have made customary representations, warranties, and covenants, including covenants to enter into ancillary agreements related to the Transaction and the operation of the business following the completion of the Transaction. MVB will recognize its ownership as a fair value equity investment and will no longer consolidate MVB Mortgage’s financial results.

On April 3, 2020, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver for The First State Bank, Barboursville, W.Va., providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. First State depositors automatically became depositors of the Bank and, subject to the insurance limitations, deposits will continue to be insured by the FDIC without interruption. In the Agreement, the Bank agreed to pay no deposit premium and to acquire the assets at a discount to book value. The Bank also acquired three branch locations in Barboursville, Teays Valley, and Huntington, W.Va.

On April 17, 2020, Paladin Fraud, LLC, a West Virginia limited liability company and indirect wholly owned subsidiary of MVB Financial Corporation, entered into an Asset Purchase Agreement by and among Paladin Fraud, Paladin, LLC, a Washington limited liability company, James Houlihan and Jamon Whitehead. Pursuant to the Purchase Agreement, and upon the terms and conditions set forth therein, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin, LLC, effective as of April 17, 2020.

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

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2019 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

At March 31, 2020, the Company had 459 full-time equivalent employees.

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

The most significant accounting policies followed by the Company are presented in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2019 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2019 Annual Report on Form 10-K, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Allowance for Loan Losses” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Results of Operations

Overview of the Statements of Income

For the three months ended March 31, 2020, the Company earned $1.0 million compared to $3.2 million in the first quarter of 2019. Net interest income increased by $2.2 million, noninterest income increased by $2.1 million, and noninterest expenses increased by $6.2 million.

The increase in net interest income was driven by an increase of $1.1 million in interest income and a decrease of $1.1 million in interest expense. The increase in interest income was due to average loan growth of $150.8 million with the yield on loans and loans held for sale decreasing by 23 basis points, primarily due to a decrease in commercial loan yield of 26 basis points and a decrease in real estate loan yield of 25 basis points. The decrease in interest expense of $1.1 million was due the cost of interest-bearing liabilities decreasing by 36 basis points, primarily due to a decrease in cost of funds on certificates of deposits of 25 basis points, which was offset by growth in average interest-bearing liabilities of $9.2 million. The decrease in interest expense was mainly driven by a $688 thousand decrease in interest expense on certificates of deposit, through short-term brokered certificates of deposit, and a decrease in the rates of certificates of deposits, and a $656 thousand decrease in interest expense on FHLB and other borrowings, due to a decrease in FHLB and other borrowings balances and a decrease in cost of funds on borrowings, which was offset by a $407 thousand increase in interest expense on money market checking, as a result of increasing balances in money market checking. Certificates of deposit decreased by $93.8 million while the cost of funds on certificates of deposit decreased by 25 basis points compared to the three months ended March 31, 2019. FHLB and other borrowings decreased by $59.3 million while the cost of funds on borrowings decreased by 86 basis points compared to the three months ended March 31, 2019. Money market checking increased by $134.6 million while the cost of funds on money market checking decreased by 7 basis points compared to the first quarter of 2019.

The increase in noninterest income was primarily the result of an increase in mortgage fee income of $4.5 million due to increased mortgage productivity, and an increase in compliance consulting income of $1.0 million, driven by the addition of Chartwell. This increase was offset by a decrease in the gain on derivatives of $4.0 million. The increase in noninterest expense was mainly driven by the increases in salaries and benefits of $4.4 million, largely driven by an increase in mortgage production, as well as the build-out of the fintech operations team. Travel, entertainment, dues, and subscriptions expense increased by $528 thousand. This increase was mainly driven by travel for deposit acquisition and on-boarding costs, including due diligence, related to Fintech opportunities. Professional fees expense increased by $503 thousand. This increase was primarily due to increased legal fees related to the new entity Intercoastal Mortgage, LLC. The decrease in the gain on derivatives was the result of the volatility of rates due to the COVID-19 pandemic. Loan originations spiked during early March when Treasury yields were at an all-time low. Mortgage rates were "locked-in" near lows offering lower yields. The increased volume of originations resulted in unsettled mortgage positions to realize a large mark to market loss. However, the mark to market loss is also attributable to instability in the market for mortgage-backed securities and mortgage servicing rights.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions of $1.1 million and $300 thousand were made for the three months ended March 31, 2020 and 2019, respectively. The significant increase in loan loss provision is the result of the net impact of adjustments to the portfolio segmentation and changes in the level of recognized charge offs, historical loss rates, and qualitative adjustment factors.

Most notably, charge offs in the first quarter of 2020 totaled $1.8 million, while there were no charge offs in the first quarter of 2019. In 2020, there was a charge-off of a $1.8 million government lease financing loan stemming from the non-renewal of the underlying government contract unrelated to the COVID-19 pandemic. The historical loss rates were uniquely impacted in the first quarter of 2020 as a result of revisions to the portfolio segmentation, which were implemented to allow for the enhanced assessment of risk within the portfolio. More specifically, the most material enhancement included new commercial loan segments for purchased participation loans and government lease financing loans, as well as the division of the sole residential mortgage segment into a permanent mortgage segment and a construction mortgage segment. In general, this slightly reduced historical loss rates for the previously existing segments as it transitioned certain historical loan losses into the new segments. The most material impact of this enhancement was the impact of the $1.8 million charge off noted previously, which was a single loan to a borrower within the new government lease financing segment. This single charge off increased the historical loss rate by 67 basis points, or 145%, specific to this segment.

The qualitative adjustment factors were also uniquely impacted in the first quarter of 2020, primarily as a result of the COVID-19 pandemic. Given that the virus had just begun to have an effect on the economy, the government, and the way we live, in late March, the potential impacts were only beginning to reveal themselves as of the quarter ended March 31, 2020. As a result, quantifiable evidence of the impacts to our loan portfolios were not yet known in terms of potential problem loans and deterioration in collateral values. Meanwhile, as of quarter-end, management had not made any significant changes to lending strategies that would impact the nature and volume of our loan portfolios, or the concentrations of credit risk within those portfolios. However, the unprecedented initiatives of the Federal Government to provide support to the economy through new loan programs, has simultaneously served to temporarily mitigate some of the unknown impacts to our economy and our borrowers, while also adding some degree of increased risk to lending policies and procedures as a result of the pace and manner in which these programs have been developed and made available to the public. Furthermore, the impacts to the economic and business conditions in which we operate, and the strength of consumer sentiment were considered to have been materially impacted as of quarter-end, even if the full extent of such impacts were not yet known.

Total loan volume increased $22.0 million in the first quarter of 2020 versus a $36.9 million increase in the first quarter of 2019. The commercial loan portfolio increased by $30.7 million for the first quarter of 2020, in comparison to $21.0 million in the first quarter of 2019, while the residential mortgage loan portfolio decreased by $10.1 million in the first quarter of 2020, while increasing by $15.8 million in the first quarter of 2019. In addition, provision was impacted by a $42 thousand increase in the specific loan loss allocations in the first quarter of 2020, relative to a $80 thousand increase in the first quarter of 2019.

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

Due to the ongoing COVID-19 pandemic, there has been a significant amount of downward movement in the fed funds rate during the period. To begin the period, the fed funds rate was set at 1.50-1.75 due to the latest downward shift during the fourth quarter of 2019. With the economic volatility and increases in unemployment during March 2020, the Federal Reserve shifted the fed funds rate down to 0.00-0.25. Given all of these changes to the market rates, the Company has experienced increased pressure on net interest income.

For the three months ended March 31, 2020 versus 2019, the Company was able to grow average loans and loans held for sale balances by $150.8 million to $1.5 billion. Average investment securities increased $5.4 million to $237.5 million. Average interest-bearing liabilities increased by $9.2 million, primarily the result of a $134.6 million increase in average money market checking and a $50.5 million increase in average NOW, offset by a $93.8 million decrease in average certificates of deposit balances, a $59.3 million decrease in average FHLB and other borrowings, and a $13.4 million decrease in average subordinated debt. An increase in the Company’s average non-interest balances of $117.4 million helped to grow a 33-basis point favorable spread on net interest margin in 2020 compared to a 30-basis point spread in 2019.

The net interest margin for the three months ended March 31, 2020 and 2019 was 3.60% and 3.45%, respectively. The 15-basis point increase in the net interest margin for the three months ended March 31, 2020 was mainly the result of the cost of interest-bearing liabilities decreasing by 36 basis points. The cost of interest-bearing liabilities decrease was mainly the result of an 86-basis point decrease in FHLB and other borrowings and a 19-basis point decrease in interest-bearing deposits. More specifically, the decrease in interest-bearing deposits was as follows: a 25-basis point decrease in certificates of deposit, a 7-basis point decrease in money market checking, a 4-basis point decrease in NOW, with a 9-basis point increase in IRAs. This decrease in cost of interest-bearing liabilities was offset by a 24-basis point decrease in yield on average earning assets for the three months ended March 31, 2020 versus 2019, primarily the result of a 23-basis point decrease in yield on loans and loans held for sale and a 39-basis point decrease in yield on investment securities. More specifically, the decrease in yield on loans and loans held for sale was driven by a decrease in the yield on commercial loans of 26 basis points and a 25-basis point decrease in yield on real estate loans.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. During periods of decreasing rates, yields will continue to decline. The Company has some protection from this as loans with balances of $630.3 million have rate floors. Of these, $624.7 million have rate floors above 1 percent, $605.5 million have rate floors above 2 percent, $601.7 million have rate floors above 3 percent, $487.8 million have rate floors above 4 percent, $250.4 million have rate floors above 5 percent, and $47.2 million have rate floors above 6 percent.

MVB Financial Corp. and Subsidiaries
Average Balances and Interest Rates
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$13,643	$49	1.44%	$7,546	$49	2.63%
CDs with other banks	12,549	62	1.98	14,778	73	2.00
Investment securities:
Taxable	127,327	666	2.10	139,692	879	2.55
Tax-exempt	110,188	877	3.19	92,417	837	3.67
Loans and loans held for sale: [1]
Commercial	1,089,212	13,863	5.11	951,836	12,594	5.37
Tax exempt	11,760	106	3.62	14,251	123	3.50
Real estate	429,720	4,953	4.62	411,639	4,941	4.87
Consumer	7,473	123	6.60	9,654	127	5.34
Total loans	1,538,165	19,045	4.97	1,387,380	17,785	5.20
Total earning assets	1,801,872	20,699	4.61	1,641,813	19,623	4.85
Less: Allowance for loan losses	(11,366)			(11,071)
Cash and due from banks	20,766			16,088
Other assets	136,744			112,301
Total assets	$1,948,016			$1,759,131

Liabilities
Deposits:
NOW	$407,462	$798	0.79%	$357,005	$729	0.83%
Money market checking	432,175	1,451	1.35	297,607	1,044	1.42
Savings	36,867	1	0.01	40,235	1	0.01
IRAs	16,573	78	1.89	17,826	79	1.80
CDs	334,810	1,582	1.90	428,610	2,270	2.15
Repurchase agreements and federal funds sold	9,520	10	0.42	14,206	14	0.40
FHLB and other borrowings	115,930	573	1.98	175,222	1,229	2.84
Subordinated debt	4,124	35	3.40	17,524	285	6.60
Total interest-bearing liabilities	1,357,461	4,528	1.34	1,348,235	5,651	1.70
Noninterest bearing demand deposits	331,962			214,541
Other liabilities	43,463			18,450
Total liabilities	1,732,886			1,581,226

Stockholders’ equity
Preferred stock	7,334			7,834
Common stock	11,997			11,659
Paid-in capital	122,663			116,925
Treasury stock	(1,135)			(1,084)
Retained earnings	74,401			49,161
Accumulated other comprehensive (loss)	(130)			(6,590)
Total stockholders’ equity	215,130			177,905
Total liabilities and stockholders’ equity	$1,948,016			$1,759,131

Net interest spread			3.27			3.15
Net interest income-margin		$16,171	3.60%		$13,972	3.45%
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

For the three months ended March 31, 2020, noninterest income totaled $10.8 million compared to $8.8 million for the same time period in 2019. The $2.1 million increase in noninterest income was primarily the result of an increase in mortgage fee income of $4.5 million, an increase in compliance consulting income of $1.0 million, an increase in gain on sale of securities of $394 thousand, and an increase in commercial swap fee income of $240 thousand. These increases were partially offset by a decrease in the gain on derivatives of $4.0 million and a decrease in income on bank owned life insurance of $302 thousand.

The increase in mortgage fee income of $4.5 million is driven by an increase of $171.7 million in mortgage loans sold for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in compliance consulting income of $1.0 million is due to the addition of the Chartwell team during 2019. The increase in commercial swap fee income of $240 thousand is due to swap volume of $12.3 million for the first quarter of 2020 compared to $3.0 million for the first quarter of 2019. The increase of $153 thousand in other operating income was primarily due to an increase of $60 thousand in dividends on FHLB stock and an increase of $32 thousand in wire transfer fees. The decrease in the gain on derivatives of $4.0 million was largely the result of the volatility of rates due to the COVID-19 pandemic. Loan originations spiked during early March when Treasury yields were at an all-time low. Mortgage rates were "locked-in" near lows offering lower yields. The increased volume of commitments to originate loans at locked-in rates resulted in unsettled mortgage positions to realize a large mark to market loss. However, some of the mark to market loss is also attributable to instability in the market for mortgage-backed securities and mortgage servicing rights.
Noninterest Expense

The Company had 459 full-time equivalent personnel at March 31, 2020, as noted, compared to 389 full-time equivalent personnel as of March 31, 2019. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Salaries and employee benefits, occupancy and equipment, travel and entertainment, dues and subscriptions, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 91.25% for the first quarter of 2020 compared to 81.14% for the first quarter of 2019. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The increased efficiency ratio for the three months ended March 31, 2020 is the result of the growth in noninterest expense outpacing the growth in net interest income and noninterest income.

For the three months ended March 31, 2020, noninterest expense totaled $24.7 million compared to $18.4 million for the same time period in 2019. The $6.2 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $4.4 million. The increase was primarily the result of increased mortgage production, the build-out of other Company administration, the build-out of the Fintech team, increased incentive and stock-based compensation, and the additional team members acquired as a result of the Chartwell acquisition during the third quarter of 2019.

Travel, entertainment, dues, and subscriptions expense increased by $528 thousand. This increase was mainly driven by travel for deposit acquisition and on-boarding costs, including due diligence, related to Fintech opportunities. Travel, entertainment, dues, and subscriptions for the compliance consulting team added during 2019 have also driven the increase.

Professional fees expense increased by $503 thousand. This increase was primarily due to increased legal fees related to the new entity Intercoastal Mortgage, LLC and increases due to special projects, Fintech products, and technology development.

Other operating expense increased by $331 thousand. This increase was largely due to amortization of intangibles related to the 2019 Chartwell acquisition.

Data processing and communications increased by $175 thousand. The increase was primarily driven by data processing related to the Purchase and Assumption Agreement with Summit Community Bank that the Company expects to close in in the second quarter of 2020.

Return on Average Assets (Annualized)

The Company’s return on average assets was 0.22% for the first quarter of 2020, compared to 0.73% for the first quarter of 2019. The decreased return for the first quarter of 2020 is a direct result of a $2.1 million decrease in earnings, while average total assets increased by $188.9 million, primarily the result of a $150.8 million increase in average total loans and loans held for sale and a $24.4 million increase in average other assets.

Return on Average Equity (Annualized)

The Company’s return on average stockholders’ equity was 1.95% for the first quarter of 2020, compared to 7.18% for the first quarter of 2019. The decreased return for the first quarter of 2020 is a direct result of a $2.1 million decrease in earnings, while average stockholders’ equity increased by $37.2 million. The increase in average stockholders’ equity was primarily due to a $25.2 million increase in retained earnings, a $6.5 million decrease in accumulated other comprehensive loss and a $5.7 million increase in paid-in capital.

Overview of the Consolidated Balance Sheets

The greatest balance changes since December 31, 2019 were as follows: total assets increased by $155.6 million, to $2.1 billion, loans increased $22.0 million, to $1.4 billion, available-for-sale investment securities decreased $12.7 million, to $223.1 million, deposits increased $333.2 million, to $1.6 billion, borrowings decreased $192.1 million, to $30.8 million, and stockholders’ equity decreased by $783 thousand, to $211.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $88.9 million at March 31, 2020, compared to $28.0 million at December 31, 2019.

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

With the changes in the industry related to COVID-19, the Company has focused on maintaining greater liquidity. Management believes liquidity needs could be greater during this volatile time within the industry and markets. Based upon this volatility, the Company has adjusted the balance sheet to maintain a greater balance of cash and cash equivalents than has typically been used to maintain liquidity.

Investment Securities

Investment securities totaled $242.1 million at March 31, 2020, compared to $254.3 million at December 31, 2019. As of March 31, 2020, the investment portfolio is comprised of the following mix of securities:

•48.2% – Municipal securities
•15.4% – U.S. Agency securities
•23.7% – U.S. Sponsored Mortgage-backed securities
•4.9% – Other securities
•7.8% – Equity securities

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

Due to the COVID-19 pandemic, there has been increased volatility within the investment market. Given the balance mix of the

Company to begin the period, management was able to take advantage of opportunities in selling available-for-sale investment securities for gains and purchased securities at favorable pricing levels.

Loans

The Company’s loan portfolio totaled $1.4 billion as of March 31, 2020 and totaled $1.4 billion as of December 31, 2019. The Bank’s lending is primarily focused in the Marion, Harrison, Monongalia, and Kanawha counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, mortgage lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia.

Loan Concentration

At March 31, 2020 and December 31, 2019, $1.1 billion, or 78.4% and $1.1 billion, or 77.4%, respectively, of our loan portfolio consisted of commercial loans. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $11.2 million or 0.80% of total loans at March 31, 2020 compared to $11.8 million or 0.86% of total loans at December 31, 2019. The decrease in this ratio was the direct result of the net impact of adjustments to the portfolio segmentation, changes in the level of recognized charge offs, changes in historical loss rates, changes in outstanding loan portfolios, and changes in the level of specific loan loss allocations. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.6 billion at March 31, 2020.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At March 31, 2020, noninterest-bearing balances totaled $387.5 million compared to $278.5 million at December 31, 2019. Of the $387.5 million, noninterest-bearing balances of $156.2 million are related to Fintech opportunities and noninterest-bearing balances of $96.0 million are related to title business funds. The Company and Bank management intend to continue to focus on finding ways to increase the base of noninterest-bearing sources.

Interest-bearing deposits totaled $1.2 billion at March 31, 2020 compared to $1.0 billion at December 31, 2019.

At March 31, 2020, the Bank had brokered deposits of $181.2 million and CDs with other banks of $125.7 million. At December 31, 2019, brokered deposits totaled $63.9 million and CDs with other banks totaled $44.3 million. Due to the liquidity stress within the industry being caused by the COVID-19 pandemic, management has focused on creating liquidity in anticipation of loan deferrals and other potential cash flow disruptions.

Average interest-bearing deposits totaled $1.2 billion during the first quarter of 2020 compared to $1.1 billion during the first quarter of 2019, an increase of $86.6 million. Average noninterest bearing deposits totaled $332.0 million during the first quarter of 2020 compared to $214.5 million during the first quarter of 2019, an increase of $117.4 million. Management will continue to emphasize deposit growth opportunities from the network of current customers and Fintech partners. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB and other borrowings to fund its operations and investments. At March 31, 2020, repurchase agreements totaled $9.3 million compared to $10.2 million at December 31, 2019. In addition to the aforementioned funds alternatives, the Bank has access to more than $295.6 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the three months ended March 31, 2020, cash provided by financing activities totaled $138.4 million, while inflows from investing activity totaled $1.1 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

With the changes in the industry related to COVID-19, the Company has focused on maintaining greater liquidity. Management believes liquidity needs could be greater during this volatile time within the industry and markets. Based upon this volatility, the Company has adjusted the balance sheet to maintain a greater balance of cash and cash equivalents than has typically been used to maintain liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Given the recent outbreak of COVID-19, the economy has been impacted both nationally and internationally. Due to the nature of this situation, it is unclear what the duration and severity of the outbreak will be. This impact has been felt within the primary market area as well as unemployment rates have begun to escalate. Unemployment in the United States was 4.5% and 3.9% in March 2020 and 2019, respectively.

The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	February 2020	February 2019
Berkeley County, WV	3.3%	4.4%
Harrison County, WV	5.1	5.4
Jefferson County, WV	2.8	3.6
Marion County, WV	5.1	6.1
Monongalia County, WV	3.4	4.4
Kanawha County, WV	4.8	5.7
Fairfax County, VA	2.1	2.6
Loudoun County, VA	2.1	2.6

Capital/Stockholders' Equity

For the three months ended March 31, 2020, stockholders’ equity decreased approximately $783 thousand to $211.2 million. This decrease consists of year-to-date net income of $1.0 million, and stock-based compensation of $498 thousand, offset by dividends paid totaling $1.2 million and an increase in other comprehensive loss of $917 thousand. As stockholders’ equity decreased, the equity to assets ratio decreased 0.84% to 10.06%. The Company paid dividends to common shareholders of $1.1 million in the three months ended March 31, 2020 and $408 thousand in the three months ended March 31, 2019, and earned $1.0 million in the three months ended March 31, 2020 versus $3.2 million in the three months ended March 31, 2019, resulting in the dividend payout ratio increasing from 13.29% in the three months ended March 31, 2019 to 115.20% in the three months ended March 31, 2020.

At March 31, 2020, accumulated other comprehensive loss totaled $2.2 million, an increase in the loss of $917 thousand from December 31, 2019. Total securities available-for-sale in an unrealized loss position decreased by $505 thousand to $432 thousand at March 31, 2020. The Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

Treasury stock totaled 67,377 shares, up 16,300 shares from common stock repurchased during March 2020.

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

Capital Requirements

The Bank’s total risk-based capital ratio decreased from 12.84% at December 31, 2019 to 12.04% at March 31, 2020. The decrease in this ratio was largely due to an increase of risk-weighted assets of $93.6 million and a $1.2 million decrease in total capital.

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

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify certain aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. In July 2019, the bank regulatory agencies finalized the rule which applies to banking organizations with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. The rule also allows bank holding companies to redeem common stock without prior approval unless otherwise required. Generally, the final rule is effective as of April 1, 2020, however banking organizations were permitted to use this simpler regulatory capital requirements as of January 1, 2020.

In June 2016, the FASB issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL becomes effective January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL In July 2019, the FASB proposed changes to the effective date for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities that would delay the effective date to fiscal years beginning after December 31, 2022, including interim periods within those fiscal periods. As the Company is a smaller reporting company for fiscal year 2019, the proposed delay would be applicable. On November 15, 2019, the FASB issued an update which finalizes a delay in the effective date of the standard for smaller reporting companies until January 2023.

Notwithstanding the foregoing, the EGRRCPA, which was enacted on May 24, 2018, simplifies capital calculations by requiring regulators to establish for insured depository institutions under $10 billion in assets a community bank leverage ratio (“CBLR”) (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Capital Rules. Such institutions that meet the CBLR will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the CBLR test based on the institution’s risk profile. In November 2019, the federal bank regulators issued a final rule on the CBLR, setting the minimum required CBLR at 9%. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the CBLR framework. Banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulators’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the FDIA. As required by Section 4012 of the CARES Act, the federal banking agencies temporarily lowered the CBLR to 8% on April 6, 2020. These interim final rules set the CBLR at 8% through the end of 2020, 8.5% for 2021, and then re-establish it at 9% for 2022. The final rule was effective on January 1, 2020 and the CBLR framework will be available for banks to use in their March 31, 2020 Call Report. The Bank did not elect to apply the CBLR framework in the March 31, 2020 Call Report.

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

At March 31, 2020, the Company is considered to be well-capitalized.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank see the discussion under the section captioned “Capital/Stockholders’ Equity” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14, “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s December 31, 2019 Annual Report on Form 10-K.

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

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the Marion, Harrison, Monongalia, and Kanawha County areas of West Virginia, as well as the Northern Virginia area and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on March 31, 2020 and December 31, 2019. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement.

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

Market Risk

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the market risk factors that are described in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2019. Other than the information below and as discussed throughout Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, there have been no material changes in our market risk factors from those disclosed.

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy as well as financial markets. The extent and magnitude of the economic slowdown which will occur as a result of the COVID-19 pandemic is unknown. Financial markets have adjusted dramatically to the expectation of reduced economic activity. The financial market benchmark most relevant to the Company’s current and future profitability is the U.S. Government Treasury yield curve. The U.S. Government Treasury yield curve is used as a basis for the pricing of most bonds, loans, borrowings, deposits, and other fixed income yield curves. The U.S. Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given the Company’s asset sensitive position, management expects that net interest income will decline. As the outlook for the COVID-19 pandemic improves, management expects that the U.S. Government Treasury curve will experience some degree of an upward shift over time.

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

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy as well as financial markets. One factor that has historically had a strong relationship with inflation is the unemployment rate. This relationship is known as the Phillips Curve. The Phillips Curve presumes that as unemployment increases, inflation decreases. The intuition behind the Phillips Curve is that increased unemployment results in less consumer spending. A decline in consumer spending represents a decrease in demand in the market for goods and services and ultimately a decline in the overall level of prices for goods and services. Management expects risks to inflation to be to the downside rather than upside (the general level of prices is more likely to decrease than increase).

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

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy as well as financial markets. The extent and magnitude of the economic slowdown which will occur as a result of the COVID-19 pandemic is unknown. Financial markets have adjusted dramatically to the expectation of reduced economic activity. The financial market benchmark most relevant to the Company’s current and future profitability is the U.S. Government Treasury yield curve. The U.S. Government Treasury yield curve is used as a basis for the pricing of most bonds, loans, borrowings, deposits, and other fixed income yield curves. The U.S. Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given the Company’s asset sensitive position, Management expects that net interest income will decline. As the outlook for the

COVID-19 pandemic improves, management expects that the U.S. Government Treasury curve will experience some degree of an upward shift over time.

Management expects that some customers will be unable to meet their financial obligations in the near-term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, management does not expect that these credit concerns will perpetuate indefinitely. Many customers may be eligible to defer loan payments to a later date. The Company is actively participating in the Paycheck Protection Program, evaluating other programs available to assist our clients and providing consumer deferrals consistent with GSE guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

There has been considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. Management expects that demand for PPP loans will remain strong throughout the duration of the lockdown brought on by the COVID-19 pandemic. Some types of businesses, such as sole proprietorships, have only recently been able to apply for PPP funding. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation, but the U.S. Government plans to provide additional funding.

Additionally, management has taken steps to generate liquidity in anticipation of temporary loan payment deferrals or other loan payment disruptions which are likely to materialize as a result of decreased economic activity brought on by the COVID-19 pandemic. Management has sold certain bond portfolio holdings and issued brokered deposits in order to generate cash. Management also has discretion to take further gains by selling additional available-for-sale investments and is well within policy limits for non-core funding sources.

Management expects core deposits to increase in the coming months. Many consumers are working from home or temporarily unemployed but still receiving income via unemployment or PPP. Additionally, many Americans are receiving their tax refunds for the 2019 filing year and up to $1,200 per person in stimulus payments from the CARES Act. Since consumers have fewer ways to spend their money during the lockdown brought on by the COVID-19 pandemic, management expects that deposits will remain relatively sticky until the pandemic lockdown ends.

On April 3, 2020, the Bank entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation, as receiver for The First State Bank, Barboursville, W.Va., providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. First State depositors automatically became depositors of the Bank and, subject to the insurance limitations, deposits will continue to be insured by the FDIC without interruption.

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

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy as well as financial markets. The extent and magnitude of the economic slowdown which will occur as a result of the COVID-19 pandemic is unknown. Financial markets have adjusted dramatically to the expectation of reduced economic activity. The financial market benchmark most relevant to the Company’s current and future profitability is the U.S. Government Treasury yield curve. The U.S. Government Treasury yield curve is used as a basis for the pricing of most bonds, loans, borrowings, deposits, and other fixed income yield curves. The U.S. Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given the Company’s asset sensitive position, management expects that net interest income will decline. As the outlook for the COVID-19 pandemic improves, management expects that the U.S. Government Treasury curve will experience some degree of an upward shift over time.

Management expects that some customers will be unable to meet their financial obligations in the near-term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, management does not expect that these credit concerns will perpetuate indefinitely. Many customers may be eligible to defer loan payments to a later date. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of March 31, 2020, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

There have been no material changes in the Company’s internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2019. Other than the information below and as discussed throughout Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed.

The Company may face risks related to the recent outbreak of COVID-19, which has been declared a “pandemic” by the World Health Organization.

The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its customers may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s customers, providers, and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Banking and financial services have been designated essential businesses; therefore, the Company’s operations are continuing. The Company is currently evaluating and quantifying the impact on its consolidated financial statements.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

On August 12, 2019, the Board of Directors of the Company announced the approval of a stock repurchase program. Under the program, the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock over the next 12 months or until the purchase is fully absorbed, whichever date comes first on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specified number of shares of its common stock, and it may be discontinued, suspended, or restarted at any time at the Company's discretion.

In March 2020, the Company repurchased 16,300 shares of its outstanding common stock at an average price of $16.00 per share.

The following table reflects share repurchase activity during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
March 1 - March 31, 2020	16,300	$16.00	16,300	$4,739,177
	16,300		16,300

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

MVB Financial Corp.

Date:	April 28, 2020	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	April 28, 2020	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)