Form 10-Q
period 2020-06-30
MVB FINANCIAL CORP
filed 2020-08-06
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

As of August 5, 2020, the Registrant had 11,964,925 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$28,636	$18,430
Interest bearing balances with banks	50,218	9,572
Total cash and cash equivalents	78,854	28,002
Certificates of deposit with other banks	13,046	12,549
Investment securities available-for-sale, at fair value	220,699	235,821
Equity securities	19,464	18,514
Loans held for sale	242,089	109,788
Loans:	1,494,672	1,374,541
Less: Allowance for loan losses	(17,742)	(11,775)
Net Loans	1,476,930	1,362,766
Premises and equipment, net	24,586	21,974
Bank owned life insurance	35,818	35,374
Accrued interest receivable and other assets	84,439	53,142
Assets of branches held for sale (See Note 1)	—	46,554
Goodwill	19,232	19,630
TOTAL ASSETS	$2,215,157	$1,944,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$528,527	$278,547
Interest bearing	1,335,436	986,495
Total deposits	1,863,963	1,265,042

Deposits of branches held for sale (See Note 1)	—	188,270
Accrued interest payable and other liabilities	72,145	41,685
Repurchase agreements	9,815	10,172
FHLB and other borrowings	36,610	222,885
Subordinated debt	4,124	4,124
Total liabilities	1,986,657	1,732,178

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 733 issued in 2020 and 2019, respectively	7,334	7,334
Common stock, par value $1; 20,000,000 shares authorized; 12,065,627 shares issued and 11,968,425 shares outstanding in 2020 and 11,995,366 shares issued and 11,944,289 shares outstanding in 2019	12,066	11,995
Additional paid-in capital	123,848	122,516
Retained earnings	89,197	72,496
Accumulated other comprehensive loss	(2,193)	(1,321)
Treasury stock, 97,202 shares in 2020 and 51,077 shares in 2019, at cost	(1,752)	(1,084)
Total stockholders’ equity	228,500	211,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,215,157	$1,944,114

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Six Months Ended June 30		Three Months Ended June 30
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$39,088	$36,231	$20,149	$18,569
Interest on deposits with other banks	191	247	80	125
Interest on investment securities - taxable	1,143	1,647	477	768
Interest on tax exempt loans and securities	2,051	1,968	1,068	1,008
Total interest income	42,473	40,093	21,774	20,470

INTEREST EXPENSE
Interest on deposits	6,946	8,671	3,036	4,548
Interest on repurchase agreements	15	25	5	11
Interest on FHLB and other borrowings	825	2,324	252	1,095
Interest on subordinated debt	58	572	23	287
Total interest expense	7,844	11,592	3,316	5,941

NET INTEREST INCOME	34,629	28,501	18,458	14,529
Provision for loan losses	7,734	900	6,596	600
Net interest income after provision for loan losses	26,895	27,601	11,862	13,929

NONINTEREST INCOME
Service charges on deposit accounts	736	648	286	333
Income on bank owned life insurance	444	749	221	224
Interchange and debit card transaction fees	342	322	242	181
Mortgage fee income	26,163	16,534	14,944	9,864
Gain on sale of portfolio loans	130	178	—	123
Insurance and investment services income	396	323	189	167
Gain (loss) on sale of available-for-sale securities, net	830	(168)	554	(50)
Gain (loss) on sale of equity securities, net	30	(7)	30	(7)
Gain on derivatives, net	9,873	1,581	13,435	1,131
Commercial swap fee income	340	518	20	438
Holding gain on equity securities	17	13,767	3	13,587
Compliance consulting income	1,950	—	941	—
Bargain purchase gain	4,671	—	4,671	—
Gain on sale of banking centers	9,631	—	9,631	—
Other operating income	810	707	346	396
Total noninterest income	56,363	35,152	45,513	26,387

NONINTEREST EXPENSES
Salary and employee benefits	38,841	25,014	22,659	13,280
Occupancy expense	2,407	2,351	1,187	1,166
Equipment depreciation and maintenance	1,791	1,758	914	904
Data processing and communications	2,896	1,957	1,733	969
Mortgage processing	1,741	1,525	890	716
Marketing, contributions, and sponsorships	664	508	328	294
Professional fees	4,325	1,709	2,994	881
Printing, postage, and supplies	380	307	203	172
Insurance, tax, and assessment expense	1,030	992	566	487
Travel, entertainment, dues, and subscriptions	2,059	1,594	841	904
Other operating expenses	1,855	1,123	1,018	617
Total noninterest expense	57,989	38,838	33,333	20,390
Income from continuing operations, before income taxes	25,269	23,915	24,042	19,926
Income tax expense - continuing operations	6,187	5,792	6,008	4,995
Net income from continuing operations	$19,082	$18,123	18,034	14,931
Income from discontinued operations, before income taxes	$—	$600	—	600
Income tax expense - discontinued operations	$—	$154	—	154
Net income from discontinued operations	$—	$446	—	446
Net income	19,082	18,569	18,034	15,377
Preferred dividends	229	243	$115	$122
Net income available to common shareholders	$18,853	$18,326	17,919	15,255

Earnings per share from continuing operations - basic	$1.58	$1.54	$1.50	$1.27
Earnings per share from discontinued operations - basic	$—	$0.04	$—	$0.04
Earnings per share - basic	$1.58	$1.58	$1.50	$1.31
Earnings per share from continuing operations - diluted	$1.55	$1.41	$1.49	$1.15
Earnings per share from discontinued operations - diluted	$—	$0.03	$—	$0.03
Earnings per share - diluted	$1.55	$1.44	$1.49	$1.18
Weighted average shares outstanding - basic	11,948,790	11,625,903	11,954,813	11,644,061
Weighted average shares outstanding - diluted	12,156,214	13,139,612	12,011,845	13,155,302
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30		Three Months Ended June 30
	2020	2019	2020	2019
Net Income	$19,082	$18,569	$18,034	$15,377

Other comprehensive (loss) income:

Unrealized holding gains on securities available-for-sale	1,965	6,550	551	4,691

Income tax effect	(531)	(1,769)	(149)	(1,267)

Reclassification adjustment for (gain) loss recognized in income	(830)	168	(554)	50

Income tax effect	225	(45)	150	(13)

Change in defined benefit pension plan	(1,707)	(847)	(1,001)	(518)

Income tax effect	461	228	270	140

Reclassification adjustment for amortization of net actuarial loss recognized in income	210	135	105	68

Income tax effect	(57)	(36)	(28)	(18)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(833)	(126)	960	332

Income tax effect	225	34	(259)	(90)

Total other comprehensive (loss) income	(872)	4,292	45	3,375

Comprehensive income	$18,210	$22,861	$18,079	$18,752

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	7,834	11,658	116,897	48,274	(6,806)	(1,084)	176,773

Net Income	—	—	—	3,192	—	—	3,192
Other comprehensive income	—	—	—	—	917	—	917
Cash dividends paid ($0.035 per common share)	—	—	—	(408)	—	—	(408)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	425	—	—	—	425
Common stock options exercised	—	8	86	—	—	—	94

Balance at March 31, 2019	$7,834	$11,666	$117,408	$50,937	$(5,889)	$(1,084)	$180,872

Net Income	—	—	—	15,377	—	—	15,377
Other comprehensive income	—	—	—	—	3,375	—	3,375
Cash dividends paid ($0.04 per common share)	—	—	—	(464)	—	—	(464)
Dividends on preferred stock	—	—	—	(122)	—	—	(122)
Stock based compensation	—	—	401	—	—	—	401
Common stock options exercised	—	26	211	—	—	—	237
Restricted stock units vested	—	10	(10)	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	62	938	—	—	—	1,000

Balance at June 30, 2019	$7,834	$11,764	$118,948	$65,728	$(2,514)	$(1,084)	$200,676

Balance at December 31, 2019	$7,334	$11,995	$122,516	$72,496	$(1,321)	$(1,084)	$211,936

Net Income	—	—	—	1,048	—	—	1,048
Other comprehensive loss	—	—	—	—	(917)	—	(917)
Cash dividends paid ($0.09 per common share)	—	—	—	(1,076)	—	—	(1,076)
Dividends on preferred stock	—	—	—	(114)	—	—	(114)
Stock based compensation	—	—	498	—	—	—	498
Common stock options exercised	—	3	35	—	—	—	38
Common stock repurchased	—	—	—	—	—	(260)	(260)

Balance at March 31, 2020	$7,334	$11,998	$123,049	$72,354	$(2,238)	$(1,344)	$211,153

Net Income	—	—	—	18,034	—	—	18,034
Other comprehensive income	—	—	—	—	45	—	45
Cash dividends paid ($0.09 per common share)	—	—	—	(1,076)	—	—	(1,076)
Dividends on preferred stock	—	—	—	(115)	—	—	(115)
Stock based compensation	—	—	627	—	—	—	627
Restricted stock units vested	—	49	(49)	—	—	(7)	(7)
Common stock issued related to Paladin acquisition	—	19	221	—	—	—	240
Common stock repurchased	—	—	—	—	—	(401)	(401)

Balance at June 30, 2020	$7,334	$12,066	$123,848	$89,197	$(2,193)	$(1,752)	$228,500
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net Income	$19,082	$18,569
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization and accretion of investments	638	568
Net amortization of deferred loan costs	381	178
Provision for loan losses	7,734	900
Depreciation and amortization	1,708	1,525
Stock based compensation	1,125	826
Loans originated for sale	(1,334,910)	(641,406)
Proceeds of loans sold	1,228,772	613,841
Mortgage fee income	(26,163)	(16,534)
Gain on sale of available-for-sale securities	(830)	(80)
Loss on sale of available-for-sale securities	—	248
Gain on sale of equity securities	(30)	(2)
Loss on sale of equity securities	—	9
Gain on sale of portfolio loans	(130)	(178)
Income on bank owned life insurance	(444)	(749)
Deferred taxes	1,280	(4,188)
Amortization of operating lease right-of-use asset	15	39
Holding gain on equity securities	(17)	(13,767)
Bargain purchase gain	(4,671)	—
Gain on sale of banking centers	(9,631)	—
Changes in other assets	(32,467)	(12,867)
Changes in other liabilities	27,841	23,208
Net cash used in operating activities	(120,717)	(29,860)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(51,201)	(35,528)
Maturities/paydowns of investment securities available-for-sale	37,637	21,522
Sales of investment securities available-for-sale	41,160	26,616
Purchases of premises & equipment	(2,519)	(629)
Net increase in loans	(55,365)	(22,987)
Purchases of restricted bank stock	(18,615)	(18,568)
Redemptions of restricted bank stock	27,982	17,757
Proceeds from sale of certificates of deposit with banks	—	248
Purchases of certificates of deposit with banks	(497)	—
Proceeds from sale of other real estate owned	4,440	695
Proceeds from death benefit of bank owned life insurance policies	—	688
Purchase of equity securities	(1,260)	(1,250)
Sales of equity securities	357	5,968
Net cash paid for branch divestiture	(136,005)	—
Net cash provided by business combinations	64,633	—
Net cash used in investing activities	(89,253)	(5,468)
FINANCING ACTIVITIES
Net increase in deposits	456,265	68,583
Net decrease in repurchase agreements	(357)	(5,496)
Net change in FHLB & other borrowings	(192,075)	(27,987)
Common stock options exercised	38	331
Common stock repurchased	(668)	—
Cash dividends paid on common stock	(2,152)	(872)
Cash dividends paid on preferred stock	(229)	(243)
Net cash provided by financing activities	260,822	34,316
Increase (decrease) in cash and cash equivalents	50,852	(1,012)
Cash and cash equivalents at beginning of period	28,002	22,221
Cash and cash equivalents at end of period	$78,854	$21,209

Business combination non-cash disclosures:
Assets acquired in business combination (net of cash received)	$87,722	$—
Liabilities assumed in business combination	148,731	—

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$23	$79
Cashless stock options exercised	35	—
Restricted stock units vested	49	10
Common stock issued related to Paladin acquisition	240	—
Common stock converted from subordinated debt	—	1,000
Initial recognition of operating lease right-of-use assets	—	12,935
Initial recognition of operating lease liabilities	—	15,659

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	10,264	12,600
Income taxes	1,455	1,096
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

MVB Financial Corp. (“the Company”) is a financial holding company and was organized in 2003. MVB operates principally through its wholly owned subsidiary, MVB Bank, Inc. (“MVB Bank” or the “Bank”). MVB Bank’s subsidiaries include Potomac Mortgage Group (“PMG” which began doing business under the registered trade name “MVB Mortgage”), MVB Insurance, LLC (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“ProCo” which began doing business under the registered trade name Chartwell Compliance “Chartwell”), and Paladin Fraud, LLC (“Paladin”).

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements included in the Company’s 2019 filing on Form 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Business Combinations

GAAP requires that the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations that an acquirer be identified for each business combination. Under GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date.

Assets and Liabilities of Branches Held for Sale

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. The Company closed this transaction on April 24, 2020, and as such, no assets or liabilities of branches are classified as held for sale as of June 30, 2020. The Company recognized a gain on sale of banking centers of $9.6 million.

Assets to be acquired and liabilities to be assumed are summarized as follows:

(Dollars in thousands)	As of December 31, 2019,
Loans	$42,916
Premises and equipment, net	3,638
Assets of branches held for sale	$46,554

Noninterest-bearing deposits	$19,251
Interest-bearing deposits	169,019
Deposits of branches held for sale	$188,270

Coronavirus Disease (“COVID-19”) Pandemic

The consolidated financial statements contained in this Quarterly Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of June 30, 2020. During 2020, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of COVID-19. The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its clients may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s clients, providers, and third parties. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Banking and financial services have been designated essential businesses; therefore, the Company’s operations are continuing. The Company is currently evaluating and quantifying the impact on its consolidated financial statements.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The CARES Act also established the Paycheck Protection Program (“PPP”), to be administered by the U.S. Small Business Administration (“SBA”), whereby certain small businesses are eligible for a loan with an interest rate of 1% to fund payroll expenses, rent, and related costs. The PPP loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company is actively participating with the PPP, evaluating other programs available to assist our clients, and providing consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. The Company originated 455 PPP loans with balances of $89.8 million as of June 30, 2020. For more information on the PPP loans, see Note 4, “Loans and Allowance for Loan Losses” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Purchased Credit Impaired Loans

Through the FDIC-assisted acquisition of The First State Bank (“First State”), the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan's or pool's contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Note 3 – Investment Securities

There were no held-to-maturity securities at June 30, 2020 or December 31, 2019.

Amortized cost and fair values of investment securities available-for-sale at June 30, 2020 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$41,417	$833	$(270)	$41,980
U.S. Sponsored Mortgage-backed securities	33,753	573	(52)	34,274
Municipal securities	126,203	4,110	(108)	130,205
Total debt securities	201,373	5,516	(430)	206,459
Other securities	14,161	182	(103)	14,240
Total investment securities available-for-sale	$215,534	5,698	$(533)	$220,699

Amortized cost and fair values of investment securities available-for-sale at December 31, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U. S. Agency securities	$52,046	$199	$(249)	$51,996
U.S. Sponsored Mortgage-backed securities	58,748	188	(624)	58,312
Municipal securities	108,750	4,399	(57)	113,092
Total debt securities	219,544	4,786	(930)	223,400
Other securities	12,247	181	(7)	12,421
Total investment securities available-for-sale	$231,791	$4,967	$(937)	$235,821

The following table summarizes amortized cost and fair values of available-for-sale debt securities by contractual maturity:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$90	$90
After one year, but within five	8,527	8,907
After five years, but within ten	22,148	22,946
After ten years	170,608	174,516
Total	$201,373	$206,459

Investment securities with a carrying value of $119.5 million at June 30, 2020, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2020, the details of which are included in the following table. Although these securities, if sold at June 30, 2020 would result in a pretax loss of $533 thousand, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Management does not intend to sell these securities and it is unlikely that the Company will be required to sell these securities before recovery of their amortized cost basis. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at June 30, 2020:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (22)	$4,652	$(74)	$13,452	$(196)
U.S. Sponsored Mortgage-backed securities (9)	2,625	(18)	3,174	(34)
Municipal securities (9)	6,134	(108)	—	—
Other securities (5)	4,416	(103)	—	—
	$17,827	$(303)	$16,626	$(230)

The following table discloses investments in an unrealized loss position at December 31, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Agency securities (26)	$8,160	$(59)	$15,399	$(190)
U.S. Sponsored Mortgage-backed securities (40)	16,660	(170)	27,498	(454)
Municipal securities (13)	6,018	(40)	828	(17)
Other securities (2)	1,093	(7)	—	—
	$31,931	$(276)	$43,725	$(661)

For the three-month periods ended June 30, 2020 and 2019, the Company sold investments available-for-sale of $30.9 million and $12.9 million, respectively. These sales resulted in gross gains of $554 thousand and $47 thousand and gross losses of $0 and $97 thousand, respectively.

For the six-month periods ended June 30, 2020 and 2019, the Company sold investments available-for-sale of $41.2 million and $26.6 million, respectively. These sales resulted in gross gains of $830 thousand and $80 thousand and gross losses of $0 and $248 thousand, respectively.

For the three-month periods ended June 30, 2020 and 2019, the Company sold equity investments totaling $357 thousand and $6.0 million. These sales resulted in gross gains of $30 thousand and $0 and gross losses of $0 and $7 thousand, respectively.

For the six-month periods ended June 30, 2020 and 2019, the Company sold equity investments totaling $357 thousand and $6.0 million, respectively. These sales resulted in gross gains of $30 thousand and $2 thousand and gross losses of $0 and $9 thousand, respectively.

For the three-month periods ended June 30, 2020 and 2019, the Company recognized unrealized holding gains on equity securities of $3 thousand and $13.6 million, respectively. For the six-month periods ended June 30, 2020 and 2019, the Company recognized unrealized holding gains on equity securities of $17 thousand and $13.8 million, respectively. These were recorded in noninterest income in the consolidated statements of income.

Note 4 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial and Non-Residential Real Estate	$1,127,792	$1,063,828
Residential Real Estate	279,626	271,604
Home Equity	37,383	35,106
Consumer	3,525	3,697
Purchased credit impaired loans:
Commercial and Non-Residential Real Estate	19,799	—
Residential Real Estate	27,033	—
Home Equity	—	—
Consumer	1,603	—
Total Loans	$1,496,761	$1,374,235
Deferred loan origination (fees) and costs, net	(2,089)	306
Loans receivable	$1,494,672	$1,374,541

Performing loans acquired as a result of the FDIC-assisted acquisition of First State are included with the Company's legacy loan portfolio within this Note. The purchased credit impaired loans acquired from First State are discussed in a separate section, Purchased Credit Impaired Loans, at the end of this Note and are not included, unless otherwise indicated.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans, excluding the performing loans and purchased credit impaired loans acquired from First State, were $2.1 million and $2.0 million, while the related reserves were $69 thousand and $139 thousand as of June 30, 2020 and December 31, 2019. Such collectively evaluated impaired loans are included in total loans individually evaluated for impairment and in total impaired loans.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2020 and December 31, 2019, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $332 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,756)	—	(23)	—	(1,779)
Recoveries	6	—	4	2	12
Provision	7,053	574	(44)	(22)	7,561
ALL balance at June 30, 2020	$15,401	$1,846	$264	$58	$17,569
Individually evaluated for impairment	$1,547	$—	$—	$—	$1,547
Collectively evaluated for impairment	$13,854	$1,846	$264	$58	$16,022

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at March 31, 2020	$9,597	$1,272	$236	$56	$11,161
Charge-offs	—	—	(23)	—	(23)
Recoveries	6	—	2	—	8
Provision	5,798	574	49	2	6,423
ALL balance at June 30, 2020	$15,401	$1,846	$264	$58	$17,569

The following table summarizes the primary segments of the Company's loan portfolio as of June 30, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$14,372	$3,082	$102	$—	$17,556
Collectively evaluated for impairment	1,113,420	276,544	37,281	3,525	1,430,770
Total Loans	1,127,792	279,626	37,383	3,525	1,448,326

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Charge-offs	(666)	—	—	(10)	(676)
Recoveries	1	1	2	1	5
Provision	1,031	(177)	26	20	900
ALL balance at June 30, 2019	$8,971	$1,229	$712	$256	$11,168
Individually evaluated for impairment	$534	$—	$—	$—	$534
Collectively evaluated for impairment	$8,437	$1,229	$712	$256	$10,634

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at March 31, 2019	$8,864	$1,417	$704	$257	$11,242
Charge-offs	(666)	—	—	(10)	(676)
Recoveries	1	—	1	—	2
Provision (recovery)	772	(188)	7	9	600
ALL balance at June 30, 2019	$8,971	$1,229	$712	$256	$11,168

The following table summarizes the primary segments of the Company's loan portfolio as of June 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$7,771	$3,112	$250	$37	$11,170
Collectively evaluated for impairment	977,059	270,715	58,643	8,812	1,315,229
Total Loans	$984,830	$273,827	$58,893	$8,849	$1,326,399

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

Commercial SBA Paycheck Protection Program loans –This segment includes the loan originated through the recently created Small Business Administration’s Paycheck Protection Program loans. Credit risk is heightened as this SBA program mandates that these loans require no collateral and no guarantors of the loans. However, the loans are backed by a full guaranty of the SBA, so long as the loans were originated in accordance with the program guidelines. Additionally, these loans are eligible for full forgiveness by the SBA so long as the borrowers comply with the program guidelines as it pertains to their eligibility to borrow these funds, as well as their use of the funds.

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

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2020 and December 31, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2020
Commercial
Commercial Business	$8,637	$1,068	$661	$9,298	$10,499
Commercial Real Estate	2,100	479	992	3,092	3,198
Acquisition & Development	—	—	2,035	2,035	3,435
SBA Paycheck Protection Program	—	—	—	—	—
Total Commercial	10,737	1,547	3,688	14,425	17,132
Residential	—	—	3,212	3,212	3,372
Home Equity	—	—	111	111	137
Consumer	—	—	—	—	—
Total Impaired Loans	$10,737	$1,547	$7,011	$17,748	$20,641

December 31, 2019
Commercial
Commercial Business	$2,606	$249	$644	$3,250	$4,308
Commercial Real Estate	1,786	325	295	2,081	2,171
Acquisition & Development	—	—	2,070	2,070	3,467
SBA Paycheck Protection Program	—	—	—	—	—
Total Commercial	4,392	574	3,009	7,401	9,946
Residential	—	—	1,953	1,953	2,045
Home Equity	—	—	95	95	100
Consumer	—	—	34	34	35
Total Impaired Loans	$4,392	$574	$5,091	$9,483	$12,126

Excluding loans acquired from First State, impaired loans have increased by $8.1 million, or 85.1%, during the six months ended June 30, 2020. This change is the net effect of multiple factors, including the identification of $8.2 million of impaired loans, curtailments of $348 thousand, the foreclosure of one consumer loan which required the reclassification of $23 thousand to other real estate owned, the reclassification of $26 thousand to performing loans based on improved repayment performance, and normal loan amortization of $295 thousand.

The $8.2 million of loans recently classified as impaired are primarily concentrated in a single commercial loan relationship that includes three loans for a total of $6.1 million, or 74.4% of the total of recently impaired loans. The remaining $2.1 million represents two unrelated commercial loans totaling $718 thousand, four unrelated mortgage loans totaling $1.4 million, and a single home equity line of credit in the amount of $34 thousand.

Impaired loans acquired from First State, excluding purchased credit impaired loans, totaled $192 thousand as of June 30, 2020.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Six Months Ended June 30, 2020			Three Months Ended June 30, 2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,972	$1	$—	$4,681	$1	$—
Commercial Real Estate	3,054	52	52	3,211	26	29
Acquisition & Development	2,043	57	19	2,038	29	—
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	9,069	110	71	9,930	56	29
Residential	2,547	11	9	2,712	6	4
Home Equity	110	—	—	120	—	—
Consumer	10	—	—	—	—	—
Total	$11,736	$121	$80	$12,762	$62	$33

	Six Months Ended June 30, 2019			Three Months Ended June 30, 2019
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,516	$—	$—	$3,424	$—	$—
Commercial Real Estate	3,809	81	83	3,579	40	45
Acquisition & Development	2,194	61	60	2,173	31	31
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	9,519	142	143	9,176	71	76
Residential	2,990	7	7	3,123	3	4
Home Equity	166	1	1	210	1	1
Consumer	51	—	—	23	—	—
Total	$12,726	$150	$151	$12,532	$75	$81

As of June 30, 2020, the Bank’s other real estate owned balance totaled $1.2 million, excluding other real estate owned acquired from First State. The Bank held three foreclosed residential real estate properties representing $357 thousand, or 30%, of the total balance of other real estate owned. These properties are held primarily as a result of the foreclosures of one commercial loan relationship, which included two properties for a total of $294 thousand. The remaining residential real estate property, with a book balance of $63 thousand, was the result of the foreclosure of an unrelated borrower. The remaining $826 thousand, or 70%, of other real estate owned is the result of the foreclosure of two unrelated commercial development loans. There are four additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $214 thousand as of June 30, 2020. These loans are included in the table above and have no specific allowance allocated to them.

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

As of June 30, 2020, other real estate owned acquired from the acquisition of First State totaled $7.7 million, a decrease of $4.4 million since the acquisition on April 3, 2020. During the period between acquisition and June 30, 2020, there were 81 properties sold totaling $4.4 million.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as past due status, bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Credit Department ensures that a review of all commercial relationships of $1 million or greater is performed annually.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial
Commercial Business	$463,570	$8,782	$9,497	$—	$481,849
Commercial Real Estate	365,802	53,890	7,028	—	426,720
Acquisition & Development	114,343	10,487	4,631	—	129,461
SBA Paycheck Protection Program	89,762	—	—	—	89,762
Total Commercial	1,033,477	73,159	21,156	—	1,127,792
Residential	275,357	1,400	2,758	111	279,626
Home Equity	36,899	382	102	—	37,383
Consumer	3,489	36	—	—	3,525
Total Loans	$1,349,222	$74,977	$24,016	$111	$1,448,326

December 31, 2019
Commercial
Commercial Business	$511,590	$17,398	$11,894	$—	$540,882
Commercial Real Estate	406,712	3,564	1,494	—	411,770
Acquisition & Development	106,428	1,869	2,879	—	111,176
SBA Paycheck Protection Program	—	—	—	—	—
Total Commercial	1,024,730	22,831	16,267	—	1,063,828
Residential	267,367	1,946	2,177	114	271,604
Home Equity	34,641	383	82	—	35,106
Consumer	3,613	56	28	—	3,697
Total Loans	$1,330,351	$25,216	$18,554	$114	$1,374,235

Excluding the loans acquired from First State, loans classified as Special Mention totaled $74.8 million and $25.2 million as of June 30, 2020 and December 31, 2019, respectively. The increase of $49.6 million, or 197%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the risk grade downgrade of six relationships, totaling $66.4 million. These relationships represent borrowers in industries that now represent increased risk as a result of the COVID-19 pandemic. More specifically, two relationships with loans totaling $30.8 million, include the financing on six separate hotel properties. An additional $30.0 million of the total represents loans to two relationships that were originated to finance three separate retail commercial real estate projects. The fifth relationship includes $3.4 million in loans originated to finance movie cinemas, while the final relationship includes $2.2 million in loans originated to finance an owner-occupied property that houses a private school. Offsetting these additions to the total of Special Mention loans were two unrelated commercial loans which were paid in full since December 31, 2019, for a total of $11.7 million. Additionally, the total was impacted by the charge-off of a $1.8 million government lease finance loan stemming from the non-renewal of the underlying lease agreement. Lastly, a $1.9 million loan originated to finance the infrastructure of residential home sites was reclassified as Substandard in the second quarter of 2020. These lots are adjacent to a resort hotel property and are dependent on the hotel operations for repayment. These matters are being monitored and any significant developments will result in reevaluation of the risk grades, where appropriate, and the potential recognition of future recoveries.

Excluding loans acquired from First State, loans classified as Substandard totaled $23.9 million and $18.6 million as of June 30, 2020 and December 31, 2019, respectively. The increase of $5.3 million, or 29%, was concentrated in the commercial loan portfolio. The increase is primarily the result of the risk grade downgrade of two unrelated commercial loans totaling $6.7 million. These loans include a $4.8 million loan originated to finance a hotel property, and the $1.9 million residential infrastructure loan noted above. Additionally, the risk grade downgrade of twelve unrelated commercial loans totaling $967 thousand further impacted the total of Substandard commercial loans. Meanwhile, Substandard mortgage loans increased by $451 thousand as a result of long-term erratic payment performance that has required non-accrual status of these loans. Meanwhile, the total increase of Substandard commercial loans was offset by the $1.8 million decrease in the outstanding balance of a performing Substandard loan, which is classified due to identified operational risks, and the payoff of an unrelated loan in the amount of $537 thousand. These matters are being monitored and any significant developments will result in reevaluation of the risk grades.

Loans acquired from First State classified as Special Mention and Substandard, excluding purchased credit impaired loans, totaled $182 thousand and $130 thousand, respectively, as of June 30, 2020.

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2020 and December 31, 2019:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
June 30, 2020
Commercial
Commercial Business	$481,455	$152	$—	$242	$394	$481,849	$8,899	$—
Commercial Real Estate	425,824	—	—	896	896	426,720	1,333	—
Acquisition & Development	128,672	—	—	789	789	129,461	378	—
SBA Paycheck Protection Program	89,762	—	—	—	—	89,762	—	—
Total Commercial	1,125,713	152	—	1,927	2,079	1,127,792	10,610	—
Residential	277,230	—	647	1,749	2,396	279,626	2,734	—
Home Equity	36,999	228	—	156	384	37,383	111	—
Consumer	3,503	3	19	—	22	3,525	—	—
Total Loans	$1,443,445	$383	$666	$3,832	$4,881	$1,448,326	$13,455	$—

December 31, 2019
Commercial
Commercial Business	$537,602	$3,189	$47	$44	$3,280	$540,882	$2,848	$—
Commercial Real Estate	411,070	522	178	—	700	411,770	295	—
Acquisition & Development	110,717	180	—	279	459	111,176	390	—
SBA Paycheck Protection Program	—	—	—	—	—	—	—	—
Total Commercial	1,059,389	3,891	225	323	4,439	1,063,828	3,533	—
Residential	267,515	3,003	549	537	4,089	271,604	1,461	—
Home Equity	34,382	545	84	95	724	35,106	95	—
Consumer	3,610	1	58	28	87	3,697	34	—
Total Loans	$1,364,896	$7,440	$916	$983	$9,339	$1,374,235	$5,123	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At June 30, 2020 and December 31, 2019, the Bank had specific reserve allocations for TDR’s of $1.2 million and $527 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $13.9 million and $7.7 million as of June 30, 2020 and December 31, 2019, respectively. Of these totals, $4.3 million and $4.4 million, respectively, represent accruing troubled debt restructured loans and represent 24% and 46%, respectively of total impaired loans. Meanwhile, as of June 30, 2020, $3.0 million represent four loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, at $2.3 million, is a commercial loan and the other three of these loans, totaling $657 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of June 30, 2020 and December 31, 2019.

Three commercial loans to one borrower totaling $6.1 million were classified as TDR’s in the three months ended June 30, 2020. Upon the identification of financial difficulties on the part of the borrowers, the loans were modified to allow for extended interest-only payments. Meanwhile, one mortgage loan with a balance of $87 thousand was classified as a TDR as a result of extended repayment terms. These loans have paid as agreed under their modified terms.

During the quarter ended June 30, 2020, no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

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

	New TDR's [1]
	Six Months Ended June 30, 2020			Three Months Ended June 30, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	5	$6,237	$6,232	3	$6,083	$6,083
Commercial Real Estate	2	159	159	—	—	—
Acquisition & Development	—	—	—	—	—	—
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	7	6,396	6,391	3	6,083	6,083
Residential	1	87	87	1	87	87
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	8	6,483	6,478	4	6,170	6,170

	Six Months Ended June 30, 2019			Three Months Ended June 30, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$336	$333	1	$68	$68
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	2	336	333	1	68	68
Residential	—	—	—	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$336	$333	1	$68	$68
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Purchased Credit Impaired Loans

As a result of the FDIC-assisted acquisition of First State on April 3, 2020, the Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The Company did not hold any purchased credit impaired loans as of June 30, 2019 or December 31, 2019.

The carrying amount of the purchased credit impaired loan portfolio is as follows:

(Dollars in thousands)	As of June 30, 2020
Commercial	$20,904
Residential	25,928
Home Equity	—
Consumer	1,603
Outstanding balance	$48,435
Carrying amount, net of allowance	$48,262

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	As of June 30, 2020
Beginning balance	$—
New loans purchased	11,746
Accretion of income	(959)
Reclassification from non-accretable difference	545
Disposals	—
Ending balance	$11,332

For the purchased credit impaired loan portfolio disclosed above, the Company increased the allowance for loan losses by $173 thousand during the three and six month periods ended June 30, 2020. No allowances for loan losses were reversed during the three and six month periods ended June 30, 2020.

Purchased credit impaired loans purchased during the three and six month periods ended June 30, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	As of June 30, 2020
Contractually required payments receivable of loans purchased during the period:
Commercial	$36,046
Residential	47,787
Home Equity	—
Consumer	2,990
Cash flows expected to be collected at acquisition	$86,823
Fair value of loans acquired at acquisition	$50,235

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected and, as of June 30, 2020, the Company held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2020 for the purchased credit impaired loan portfolio:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2019	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	121	52	—	—	173
ALL balance at June 30, 2020	$121	$52	$—	$—	$173
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$121	$52	$—	$—	173

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at March 31, 2020	$—	$—	$—	$—	$—
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision	121	52	—	—	173
ALL balance at June 30, 2020	$121	$52	$—	$—	$173

The following table summarizes the primary segments of the Company's purchased credit impaired loan portfolio as of June 30, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	19,799	27,033	—	1,603	48,435
Total Loans	19,799	27,033	—	1,603	48,435

The following table represents the classes of the purchased credit impaired loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial
Commercial Business	$14,623	$1,425	$402	$—	$16,450
Commercial Real Estate	1,340	—	16	—	1,356
Acquisition & Development	1,853	—	140	—	1,993
Total Commercial	17,816	1,425	558	—	19,799
Residential	26,013	—	1,020	—	27,033
Home Equity	—	—	—	—	—
Consumer	1,128	233	242	—	1,603
Total Loans	$44,957	$1,658	$1,820	$—	$48,435

The following table presents the classes of the purchased credit impaired loan portfolio summarized by aging categories of performing loans and non-accrual loans as of June 30, 2020:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
June 30, 2020
Commercial
Commercial Business	$14,615	$230	$14	$1,591	$1,835	$16,450	$448	$—
Commercial Real Estate	1,292	48	—	16	64	1,356	64	—
Acquisition & Development	1,668	144	41	140	325	1,993	140	—
Total Commercial	17,575	422	55	1,747	2,224	19,799	652	—
Residential	21,263	935	568	4,267	5,770	27,033	3,496	—
Home Equity	—	—	—	—	—	—	—	—
Consumer	1,354	4	3	242	249	1,603	241	—
Total Loans	$40,192	$1,361	$626	$6,256	$8,243	$48,435	$4,389	$—

As the Company's purchased credit impaired loan portfolio is accounted for in pools with similar risk characteristics in accordance with ASC 310-30, this portfolio is not subject to the impaired loan and TDR guidance. Rather, the revised estimated future cash flows of the individually modified loans are included in the estimated future cash flows of the pool.

Note 5 – Premises and Equipment

Premises and equipment were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Land	$3,936	$3,105
Buildings and improvements	14,350	13,352
Furniture, fixtures and equipment	16,440	15,553
Construction in progress	977	1,019
Leasehold improvements	2,951	1,985
	38,654	35,014
Accumulated depreciation	(14,068)	(13,040)
Net premises and equipment	$24,586	$21,974

The Company leases certain premises and equipment under operating and finance leases. At June 30, 2020, the Company had lease liabilities totaling $19.6 million and right-of-use assets totaling $18.3 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the three and six months ended June 30, 2020, the weighted average remaining lease term for finance leases was 2.2 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.80%. For the three and six months ended June 30, 2020, the weighted average remaining lease term for operating leases was 10.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.33%.

Lease costs were as follows:

(Dollars in thousands)	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019
Amortization of right-of-use assets, finance leases	$36	$18	$40	$20
Interest on lease liabilities, finance leases	2	1	4	2
Operating lease cost	1,121	577	1007	477
Short-term lease cost	26	12	41	16
Variable lease cost	20	10	20	10
Total lease cost	$1,205	$618	$1,112	$525

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2020.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	June 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
2020	$77	$1,337
2021	77	1,334
2022	13	1,348
2023	—	1,246
2024	—	1,214
2025 and thereafter	—	17,219
Total future minimum lease payments	$167	$23,698
Less: Amounts representing interest	(5)	(4,211)
Present value of net future minimum lease payments	$162	$19,487

Note 6 – Deposits

Deposits were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Noninterest-bearing demand	$528,527	$278,547
Interest-bearing demand	355,324	351,435
Savings and money markets	536,378	363,026
Time deposits, including CDs and IRAs	443,734	272,034
Total deposits	$1,863,963	$1,265,042

Time deposits that meet or exceed the FDIC insurance limit	$8,420	$8,955

Maturities of time deposits were as follows:

(Dollars in thousands)	June 30, 2020
2020	$271,291
2021	79,804
2022	61,148
2023	20,388
2024	11,103
Total	$443,734

Note 7 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from the FHLB, Federal Reserve discount window borrowings, and Fed Funds purchased from correspondent banks to fund its operations and investments. Short-term borrowings totaled $0.0 million at June 30, 2020, compared to $192.1 million at December 31, 2019.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	As of and for the three months ended June 30, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$—	$192,063
Average balance during the period	63,635	187,226
Maximum month-end balance	154,248	240,811
Weighted-average rate during the period	0.23%	2.24%
Weighted-average rate at end of period	0.39%	1.81%
Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase (“repurchase agreements”) with clients representing funds deposited by clients, on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with clients are included in borrowings section on the consolidated balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in liabilities consist of client accounts and securities which are pledged on an individual security basis.

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

All of the Company’s repurchase agreements were overnight agreements at June 30, 2020 and December 31, 2019. These borrowings were collateralized with investment securities with a carrying value of $10.0 million and $10.5 million at June 30, 2020 and December 31, 2019, respectively, and were comprised of U.S. Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $9.8 million at June 30, 2020, compared to $10.2 million at December 31, 2019.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	As of and for the three months ended June 30, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$9,815	$10,172
Average balance during the period	9,682	11,252
Maximum month-end balance	9,815	14,655
Weighted-average rate during the period	0.17%	0.43%
Weighted-average rate at end of period	0.06%	0.44%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Fixed interest rate note, originated in April 2007, due in April 2022, with interest of 5.18% payable monthly	$810	$822
Fixed interest rate notes, originating in November 2019, due between November 2022 and November 2024, with interest of between 1.74% and 1.81% and interest-only payments monthly	30,000	30,000
Fixed interest rate note, originated in December 2017, due in December 2020, with interest of 2.18% and interest-only payments monthly	5,800	—
	$36,610	$30,822

The fixed interest rate note, originated in December 2017, due in December 2020, with interest of 2.18% and interest-only payments monthly, was acquired as a result of the First State acquisition on April 3, 2020.

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	As of and for the three months ended June 30, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$4,124	$4,124
Average balance during the period	4,124	12,125
Maximum month-end balance	4,124	17,524
Weighted-average rate during the period	2.31%	6.35%
Weighted-average rate at end of period	1.93%	3.51%

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

The Notes are redeemable, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed on any interest payment date after a date five years from the original issue date. As of June 30, 2020, all subordinated debt notes have been converted or redeemed.

The Company reflects subordinated debt in the amount of $4.1 million as of June 30, 2020 and $4.1 million as of December 31, 2019 and interest expense of $58 thousand and $572 thousand for the six months ended June 30, 2020 and 2019.

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

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2020	$5,817
2021	32
2022	10,761
2023	10,000
2024	10,000
Thereafter	4,124
$40,734

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

•Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three and six months ended June 30, 2020. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. The Company classified investments in government securities as Level II instruments and valued them using the market approach.

•Equity securities – Certain equity securities are recorded at fair value on both a recurring and nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions, and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and six months ended June 30, 2020. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$41,980	$—	$41,980
U.S. Sponsored Mortgage backed securities	—	34,274	—	34,274
Municipal securities	—	89,748	40,457	130,205
Other securities	—	14,240	—	14,240
Equity securities	383	—	—	383
Loans held for sale	—	242,089	—	242,089
Interest rate lock commitment	—	—	7,338	7,338
Interest rate swap	—	16,514	—	16,514
Fair value hedge	—	2,430	—	2,430
Bank-owned life insurance	—	35,818	—	35,818
Liabilities:
Interest rate swap	—	16,514	—	16,514
Fair value hedge	—	2,659	—	2,659
Mortgage-backed security hedges	—	858	—	858

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. Government Agency securities	$—	$51,996	$—	$51,996
U.S. Sponsored Mortgage backed securities	—	58,312	—	58,312
Municipal securities	—	75,833	37,259	113,092
Other securities	—	12,421	—	12,421
Loans held for sale	—	109,788	—	109,788
Interest rate lock commitment	—	—	1,660	1,660
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,770	—	1,770
Bank-owned life insurance	—	35,374	—	35,374
Liabilities:
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,418	—	1,418
Mortgage-backed security hedges	—	186	—	186

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2019	$1,660	$37,259	$—	$38,919
Realized and unrealized gains included in earnings	5,678	—	—	5,678
Purchase of securities	—	20,780	—	20,780
Unrealized gain included in other comprehensive income (loss)	—	1,645	—	1,645
Unrealized loss included in other comprehensive income (loss)	—	(19,227)	—	(19,227)
Balance at June 30, 2020	$7,338	$40,457	$—	$47,795

Balance at March 31, 2020	$5,791	$36,626	$—	$42,417
Realized and unrealized gains included in earnings	1,547	—	—	1,547
Purchase of securities	—	20,258	—	20,258
Unrealized gain included in other comprehensive income (loss)	—	1,366	—	1,366
Unrealized loss included in other comprehensive income (loss)	—	(17,793)	—	(17,793)
Balance at June 30, 2020	$7,338	$40,457	$—	$47,795

Balance at December 31, 2018	$1,750	$33,122	$300	$35,172
Realized and unrealized gains included in earnings	791	—	—	791
Purchase of securities	—	109	1,250	1,359
Unrealized gain included in other comprehensive income (loss)	—	6,915	—	6,915
Unrealized loss included in other comprehensive income (loss)	—	(9,609)	—	(9,609)
Balance at June 30, 2019	$2,541	$30,537	$1,550	$34,628

Balance at March 31, 2019	$2,256	$36,801	$750	$39,807
Realized and unrealized losses included in earnings	285	—	—	285
Purchase of securities	—	109	800	909
Unrealized gain included in other comprehensive income (loss)	—	2,160	—	2,160
Unrealized loss included in other comprehensive income (loss)	—	(8,424)	—	(8,424)
Balance at June 30, 2019	$2,541	$30,537	$1,550	$34,628

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 are included in the table below:

	June 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$16,201	$16,201
Other real estate owned	—	—	8,907	8,907
Equity securities	—	—	19,081	19,081

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$8,909	$8,909
Other real estate owned	—	—	1,397	1,397
Equity securities	—	—	18,514	18,514

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at June 30, 2020 and December 31, 2019.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2020
Nonrecurring measurements:
Impaired loans	$16,201	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$8,907	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Equity securities	$19,081	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities (Local TIF bonds)	$40,457	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$7,338	Pricing model	Pull through rates	76% - 84%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2019
Nonrecurring measurements:
Impaired loans	$8,909	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,397	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Equity securities	$18,514	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities (Local TIF bonds)	$37,259	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,660	Pricing model	Pull through rates	77% - 82%
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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2020
Financial assets:
Cash and cash equivalents	$78,854	$78,854	$78,854	$—	$—
Certificates of deposits with other banks	13,046	13,387	—	13,387	—
Securities available-for-sale	220,699	220,699	—	180,242	40,457
Equity securities	19,464	19,464	383	—	19,081
Loans held for sale	242,089	242,089	—	242,089	—
Loans, net	1,476,930	1,502,388	—	—	1,502,388
Mortgage servicing rights	3,331	3,331	—	—	3,331
Interest rate lock commitment	7,338	7,338	—	—	7,338
Interest rate swap	16,514	16,514	—	16,514	—
Accrued interest receivable	8,900	8,900	—	1,515	7,385
Bank-owned life insurance	35,818	35,818	—	35,818	—

Financial liabilities:
Deposits	$1,863,963	$1,892,397	$—	$1,892,397	$—
Repurchase agreements	9,815	9,815	—	9,815	—
FHLB and other borrowings	36,610	37,336	—	37,336	—
Mortgage-backed security hedges	858	858	—	858	—
Interest rate swap	16,514	16,514	—	16,514	—
Fair value hedge	2,659	2,659	—	2,659	—
Accrued interest payable	622	622	—	622	—
Subordinated debt	4,124	4,124	—	4,124	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$28,002	$28,002	$28,002	$—	$—
Certificates of deposits with other banks	12,549	12,586	—	12,586	—
Securities available-for-sale	235,821	235,821	—	198,562	37,259
Equity securities	18,514	18,514	—	—	18,514
Loans held for sale	109,788	109,788	—	109,788	—
Loans, net	1,362,766	1,364,706	—	—	1,364,706
Mortgage servicing rights	348	348	—	—	348
Interest rate lock commitment	1,660	1,660	—	—	1,660
Interest rate swap	5,722	5,722	—	5,722	—
Fair value hedge	1,770	1,770	—	1,770
Accrued interest receivable	7,909	7,909	—	1,591	6,317
Bank-owned life insurance	35,374	35,374	—	35,374	—

Financial liabilities:
Deposits	$1,265,042	$1,249,135	$—	$1,249,135	$—
Repurchase agreements	10,172	10,172	—	10,172	—
FHLB and other borrowings	222,885	222,891	—	222,891	—
Mortgage-backed security hedges	186	186	—	186	—
Interest rate swap	5,722	5,722	—	5,722	—
Fair value hedge	1,418	1,418	—	1,418	—
Accrued interest payable	1,060	1,060	—	1,060	—
Subordinated debt	4,124	4,124	—	4,124	—

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

Note 9 – Stock Offerings

On August 12, 2019, the Board of Directors of the Company announced the approval of a stock repurchase program. Under the program, the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock over the next 12 months or until the purchase is fully absorbed, whichever comes first on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specified number of shares of its common stock, and it may be discontinued, suspended, or restarted at any time at the Company's discretion.

In March 2020, the Company repurchased 16,300 shares of its outstanding common stock, with an average share price of $16.00.

In May 2020, the Company repurchased 100 shares of its outstanding common stock, with an average share price of $14.18.

In June 2020, the Company repurchased 29,200 shares of its outstanding common stock, with an average share price of $13.53.

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

	Six Months Ended June 30		Three Months Ended June 30
(Dollars in thousands except shares and per share data)	2020	2019	2020	2019
Numerator for basic earnings per share:
Net income from continuing operations	$19,082	$18,123	$18,034	$14,931
Less: Dividends on preferred stock	229	243	115	122
Net income from continuing operations available to common shareholders - basic	18,853	17,880	17,919	14,809
Net income from discontinued operations available to common shareholders - basic and diluted	—	446	—	446
Net income available to common shareholders - basic	$18,853	$18,326	$17,919	$15,255

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$18,853	$17,880	$17,919	$14,809
Add: Dividends on convertible preferred stock	—	243	—	122
Add: Interest on subordinated debt (tax effected)	—	346	—	174
Net income from continuing operations available to common shareholders - diluted	$18,853	$18,469	$17,919	$15,105

Denominator:
Total average shares outstanding	11,948,790	11,625,903	11,954,813	11,644,061
Effect of dilutive convertible preferred stock	—	489,625	—	489,625
Effect of dilutive convertible subordinated debt	—	775,000	—	775,000
Effect of dilutive stock options and restricted stock units	207,424	249,084	57,032	246,616
Total diluted average shares outstanding	12,156,214	13,139,612	12,011,845	13,155,302

Earnings per share from continuing operations - basic	$1.58	$1.54	$1.50	$1.27
Earnings per share from discontinued operations - basic	$—	$0.04	$—	$0.04
Earnings per share - basic	$1.58	$1.58	$1.50	$1.31
Earnings per share from continuing operations - diluted	$1.55	$1.41	$1.49	$1.15
Earnings per share from discontinued operations - diluted	$—	$0.03	$—	$0.03
Earnings per share - diluted	$1.55	$1.44	$1.49	$1.18

For the three and six months ended June 30, 2020 and 2019, approximately 859 thousand and 386 thousand, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended June 30, 2020 and 2019, approximately 218 thousand and 142 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.
For the six months ended June 30, 2020 and 2019, approximately 192 thousand and 142 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 11 – Segment Reporting

The Company has identified three reportable segments: commercial and retail banking; mortgage banking; and financial holding company. Revenue from commercial and retail banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. The fintech division, Chartwell, and Paladin reside in the commercial and retail banking segment. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and six-month periods ended June 30, 2020 and June 30, 2019 are as follows:

Three Months Ended June 30, 2020	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$19,182	$3,538	$1	$(947)	$21,774
Interest expense	3,027	1,517	23	(1,251)	3,316
Net interest income	16,155	2,021	(22)	304	18,458
Provision for loan losses	6,598	(2)	—	—	6,596
Net interest income after provision for loan losses	9,557	2,023	(22)	304	11,862

Noninterest Income:
Mortgage fee income	40	15,208	—	(304)	14,944
Other income	17,792	13,354	1,679	(2,256)	30,569
Total noninterest income	17,832	28,562	1,679	(2,560)	45,513

Noninterest Expenses:
Salaries and employee benefits	6,170	13,584	2,905	—	22,659
Other expense	9,124	2,315	1,491	(2,256)	10,674
Total noninterest expenses	15,294	15,899	4,396	(2,256)	33,333

Income (loss) before income taxes	12,095	14,686	(2,739)	—	24,042
Income tax expense (benefit)	2,880	3,800	(672)	—	6,008
Net income (loss)	$9,215	$10,886	$(2,067)	$—	$18,034
Preferred stock dividends	—	—	115	—	115
Net income (loss) available to common shareholders	$9,215	$10,886	$(2,182)	$—	$17,919

Capital Expenditures for the three-month period ended June 30, 2020	$1,105	$30	$—	$—	$1,135
Total Assets as of June 30, 2020	2,219,352	342,497	232,026	(578,718)	2,215,157
Total Assets as of December 31, 2019	1,953,975	248,382	216,411	(474,654)	1,944,114
Goodwill as of June 30, 2020	2,350	16,882	—	—	19,232
Goodwill as of December 31, 2019	2,748	16,882	—	—	19,630

Three Months Ended June 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,820	$2,032	$1	$(383)	$20,470
Interest expense	4,743	1,499	287	(588)	5,941
Net interest income	14,077	533	(286)	205	14,529
Provision for loan losses	625	(25)	—	—	600
Net interest income after provision for loan losses	13,452	558	(286)	205	13,929

Noninterest income:
Mortgage fee income	277	9,792	—	(205)	9,864
Other income	15,464	1,135	1,495	(1,571)	16,523
Total noninterest income	15,741	10,927	1,495	(1,776)	26,387

Noninterest Expense:
Salaries and employee benefits	4,220	7,038	2,022	—	13,280
Other expense	5,493	1,842	1,346	(1,571)	7,110
Total noninterest expenses	9,713	8,880	3,368	(1,571)	20,390

Income (loss) before income taxes	19,480	2,605	(2,159)	—	19,926
Income tax expense (benefit)	4,785	703	(493)	—	4,995
Net income (loss) from continuing operations	14,695	1,902	(1,666)	—	14,931
Income from discontinued operations, before income taxes	—	—	600	—	600
Income tax expense - discontinued operations	—	—	154	—	154
Net income from discontinued operations	—	—	446	—	446
Net income (loss)	$14,695	$1,902	$(1,220)	$—	$15,377
Preferred stock dividends	—	—	122	—	122
Net income (loss) available to common shareholders	$14,695	$1,902	$(1,342)	$—	$15,255

Capital Expenditures for the three-month period ended June 30, 2019	$414	$23	$77	$—	$514
Total Assets as of June 30, 2019	1,831,419	225,012	217,217	(440,630)	1,833,018
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of June 30, 2019	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Six Months Ended June 30, 2020	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$37,956	$5,956	$2	$(1,441)	$42,473
Interest expense	6,865	2,904	58	(1,983)	7,844
Net interest income	31,091	3,052	(56)	542	34,629
Provision for loan losses	7,730	4	—	—	7,734
Net interest income after provision for loan losses	23,361	3,048	(56)	542	26,895

Noninterest Income:
Mortgage fee income	150	26,555	—	(542)	26,163
Other income	21,138	9,792	3,183	(3,913)	30,200
Total noninterest income	21,288	36,347	3,183	(4,455)	56,363

Noninterest Expenses:
Salaries and employee benefits	12,036	21,468	5,337	—	38,841
Other expense	15,783	4,712	2,566	(3,913)	19,148
Total noninterest expenses	27,819	26,180	7,903	(3,913)	57,989

Income (loss) before income taxes	16,830	13,215	(4,776)	—	25,269
Income tax expense (benefit)	3,892	3,451	(1,156)	—	6,187
Net income (loss)	$12,938	$9,764	$(3,620)	$—	$19,082
Preferred stock dividends	—	—	229	—	229
Net income (loss) available to common shareholders	$12,938	$9,764	$(3,849)	$—	$18,853

Capital Expenditures for the six-month period ended June 30, 2020	$2,400	$99	$20	$—	$2,519
Total Assets as of June 30, 2020	2,219,352	342,497	232,026	(578,718)	2,215,157
Total Assets as of December 31, 2019	1,953,975	248,382	216,411	(474,654)	1,944,114
Goodwill as of June 30, 2020	2,350	16,882	—	—	19,232
Goodwill as of December 31, 2019	2,748	16,882	—	—	19,630

Six Months Ended June 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$37,147	$3,570	$3	$(627)	$40,093
Interest expense	9,497	2,492	572	(969)	11,592
Net interest income	27,650	1,078	(569)	342	28,501
Provision for loan losses	872	28	—	—	900
Net interest income after provision for loan losses	26,778	1,050	(569)	342	27,601

Noninterest Income:
Mortgage fee income	386	16,489	—	(341)	16,534
Other income	17,030	1,611	3,274	(3,297)	18,618
Total noninterest income	17,416	18,100	3,274	(3,638)	35,152

Noninterest Expenses:
Salaries and employee benefits	8,615	12,197	4,202	—	25,014
Other expense	10,845	3,867	2,408	(3,296)	13,824
Total noninterest expenses	19,460	16,064	6,610	(3,296)	38,838

Income (loss) before income taxes	24,734	3,086	(3,905)	—	23,915
Income tax expense (benefit)	5,839	849	(896)	—	5,792
Net income (loss) from continuing operations	18,895	2,237	(3,009)	—	18,123
Income from discontinued operations, before income taxes	—	—	600	—	600
Income tax expense - discontinued operations	—	—	154	—	154
Net income from discontinued operations	—	—	446	—	446
Net income (loss)	$18,895	$2,237	$(2,563)	$—	$18,569
Preferred stock dividends	—	—	243	—	243
Net income (loss) available to common shareholders	$18,895	$2,237	$(2,806)	$—	$18,326

Capital Expenditures for the three-month period ended June 30, 2019	$503	$27	$99	$—	$629
Total Assets as of June 30, 2019	1,831,419	225,012	217,217	(440,630)	1,833,018
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of June 30, 2019	1,598	16,882	—	—	18,480
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended June 30, 2020, the Commercial & Retail Banking segment earned $9.2 million compared to $14.7 million in 2019.

Net interest income increased by $2.1 million, primarily the result of an increase of $638 thousand in interest and fees on loans and a decrease of $1.5 million in interest on deposits. The increase in interest and fees on loans was the result of an increase of $283.5 million in the average loan balances and $409 thousand in accretion from the acquired First State loans. The decrease in interest on deposits was the result of a decrease of 84 basis points in the cost of interest-bearing liabilities, even with an increase of $182.2 million in the average balance of deposits.

Noninterest income increased by $2.1 million which was the result of an increase of $9.6 million in the gain on sale of banking centers, an increase of $4.7 million in the bargain purchase gain, an increase of $1.3 million in compliance consulting income, and an increase of $602 thousand in the gain on sale of securities. These increases were partially offset by a decrease of $13.6 million in the holding gain on equity securities.

Noninterest expense increased by $5.6 million, primarily the result of an increase of $2.0 million in salaries and employee benefits expense, an increase of $2.0 million in professional fees, and an increase of $721 thousand in data processing and communications expense. The increase in salaries and employee benefits expense is primarily the result of the build out of the Fintech team and the build-out of other Company personnel. The increases in professional fees and data processing and communications expense were primarily the result of deal costs related to the acquisition of First State, the acquisition of Paladin, LLC, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

In addition, provision expense increased $6.0 million due to the recognition of increased risk within the loan portfolio as a result of the COVID-19 pandemic reflected through analysis of the qualitative adjustment factors, changes in the total outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and resulting changes in the historical loss rates.

For the six months ended June 30, 2020, the Commercial & Retail Banking segment earned $12.9 million compared to $18.9 million in 2019.

Net interest income increased by $3.4 million, primarily the result of an increase of $1.3 million in interest and fees on loans and a decrease of $1.7 million in interest on deposits. The increase in interest and fees on loans was the result of an increase of $215.0 million in the average loan balances and $409 thousand in accretion from the acquired First State loans. The decrease in interest on deposits was the result of a decrease of 61 basis points in the cost of interest-bearing liabilities, even with an increase of $135.7 million in the average balance of deposits.

Noninterest income increased by $3.9 million which was the result of an increase of $9.6 million in the gain on sale of banking centers, an increase of $4.7 million in the bargain purchase gain, an increase of $2.6 million in compliance consulting income, and an increase of $998 thousand in the gain on sale of available-for-sale securities. These increases were partially offset by a decrease of $13.7 million in the holding gain on equity securities.

Noninterest expense increased by $8.4 million, primarily the result of an increase of $3.4 million in salaries and employee benefits expense, an increase of $2.5 million in professional fees, an increase of $910 thousand in data processing and communications expense, an increase of $729 thousand in other operating expenses, and an increase of $552 thousand in travel, entertainment, dues, and subscriptions expense. The increase in salaries and employee benefits expense is primarily the result of the build out of the Fintech team and the build-out of other Company personnel. The increases in professional fees and data processing and communications expense were primarily the result of deal costs related to the acquisition of First State, the acquisition of Paladin, LLC, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

In addition, provision expense increased $6.9 million due to the recognition of increased risk within the loan portfolio as a result of the COVID-19 pandemic reflected through analysis of the qualitative adjustment factors, changes in the total outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and resulting changes in the historical loss rates. In addition, adjustments to the loan portfolio segmentation used within the allowance for loan losses calculation impacted provision expense.

Mortgage Banking

For the three months ended June 30, 2020, the Mortgage Banking segment earned $10.9 million compared to $1.9 million in 2019.

Net interest income increased $1.5 million, which was the result of an increase of $1.5 million in interest and fees on loans. The increase in interest and fees on loans was due to an increase of $153.8 million in average real estate loans.

Noninterest income increased by $17.6 million, primarily the result of an increase of $12.3 million in the gain on derivatives and an increase of $5.4 million in mortgage fee income. The increase in the gain on derivatives was largely the result of an increase of $4.4 million in the valuation of the open trades used to hedge the locked mortgage loan pipeline. The increase in mortgage fee income is driven by an increase of $451.4 million in mortgage loans sold for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Noninterest expense increased by $7.0 million, which was the result of an increase of $6.5 million in salaries and employee benefits expense, due to an increase in mortgage production volume, an increase of $174 thousand in mortgage processing expense, an increase of $146 thousand in other operating expenses, and an increase of $135 thousand in professional fees.

For the six months ended June 30, 2020, the Mortgage Banking segment earned $9.8 million compared to $2.2 million in 2019.

Net interest income increased by $2.0 million, which was the result of an increase of $2.4 million in interest and fees on loans, partially offset by an increase of $412 thousand in interest on FHLB and other borrowings. The increase in interest and fees on loans was primarily the result of an increase of $119.4 million in average real estate loans. The increase in interest on FHLB and other borrowings was due to an increase of $119.8 million in average borrowings.

Noninterest income increased by $18.2 million, primarily the result of an increase of $10.1 million in mortgage fee income and an increase of $8.3 million in the gain on derivatives. The increase in mortgage fee income was driven by an increase of $623.0 million in mortgage loans sold for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in the gain on derivatives of $8.3 million, was largely the result of a 212.0% increase in the locked mortgage pipeline for the six months ended June 30, 2020 compared to a 104.4% increase in the locked mortgage pipeline for the six months ended June 30, 2019.

Noninterest expense increased by $10.1 million, which was the result of an increase of $9.3 million in salaries and employees benefits expense, due to an increase in mortgage production volume, an increase of $382 thousand in professional fees, and an increase of $216 thousand in mortgage processing expense.

Financial Holding Company

Excluding discontinued operations, for the three months ended June 30, 2020, the Financial Holding Company segment lost $2.1 million compared to a loss of $1.7 million in 2019. Interest expense decreased $264 thousand, noninterest income increased $184 thousand, and noninterest expense increased $1.0 million. In addition, the income tax benefit increased $179 thousand. The decrease in interest expense was due to a $264 thousand decrease in interest on subordinated debt. The increase in noninterest income was primarily the result of an increase of $143 thousand in intercompany services income related to Regulation W and an increase of $39 thousand in the gain on sale of securities. The increase in noninterest expense was primarily the result of an increase of $883 thousand in salaries and employee benefits expense and an increase of $368 thousand in professional fees.

Excluding discontinued operations, for the six months ended June 30, 2020, excluding discontinued operations, the Financial Holding Company segment lost $3.6 million compared to a loss of $3.0 million in 2019. Interest expense decreased $514 thousand, noninterest income decreased $91 thousand, and noninterest expense increased $1.3 million. In addition, the income tax benefit increased $260 thousand. The decrease in interest expense was due to a $514 thousand decrease in interest on subordinated debt. The decrease in noninterest income was primarily the result of a decrease of $98 thousand in the holding gain on equity securities. The increase in noninterest expense was primarily the result of an increase of $1.1 million in salaries and employee benefits expense and an increase of $394 thousand in professional fees.

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of June 30, 2020 and 2019 is as follows:

(Dollars in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Service cost	$—	$—	$—	$—
Interest cost	182	196	91	98
Expected Return on Plan Assets	(218)	(204)	(109)	(102)
Amortization of Net Actuarial Loss	210	136	105	68
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$174	$128	$87	$64
Contributions Paid	$468	$180	$119	$90

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.0 million and $783 thousand as of June 30, 2020 and December 31, 2019, respectively. Service cost was $109 thousand and $102 thousand for the three-month periods ended June 30, 2020 and 2019, respectively. Service cost was $219 thousand and $203 thousand for the six-month periods ended June 30, 2020 and 2019, respectively.

Note 13 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) six months ended June 30, 2020 and 2019:

(Dollars in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains (losses)	$830	$(168)	$554	$(50)	Gain (loss) on sale of securities
	830	(168)	554	(50)	Total before tax
	(225)	45	(150)	13	Income tax expense
	605	(123)	404	(37)	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(210)	(136)	(105)	(68)	Salaries and benefits
	(210)	(136)	(105)	(68)	Total before tax
	57	37	28	18	Income tax expense
	(153)	(99)	(77)	(50)	Net of tax
Investment hedge
Carrying value adjustment	833	126	(960)	(332)	Interest on investment securities - taxable
	833	126	(960)	(332)	Total before tax
	(225)	(34)	259	90	Income tax expense
	608	92	(701)	(242)	Net of tax

Total reclassifications	$1,060	$(130)	$(374)	$(329)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at December 31, 2019	$2,942	$(4,295)	$32	$(1,321)
Other comprehensive income (loss) before reclassification	1,434	(1,246)	—	188
Amounts reclassified from AOCI	(605)	153	(608)	(1,060)
Net current period OCI	829	(1,093)	(608)	(872)
Balance at June 30, 2020	$3,771	$(5,388)	$(576)	$(2,193)

Balance at March 31, 2020	$3,773	$(4,734)	$(1,277)	$(2,238)
Other comprehensive income (loss) before reclassification	402	(731)	—	(329)
Amounts reclassified from AOCI	(404)	77	701	374
Net current period OCI	(2)	(654)	701	45
Balance at June 30, 2020	$3,771	$(5,388)	$(576)	$(2,193)

Balance at December 31, 2018	(3,384)	(3,422)	—	(6,806)
Other comprehensive income (loss) before reclassification	4,781	(619)	—	4,162
Amounts reclassified from AOCI	123	99	(92)	130
Net current period OCI	4,904	(520)	(92)	4,292
Stranded AOCI	—	—	—	—
Mark to Market on equity positions held at December 31, 2017	—	—	—	—
Balance at June 30, 2019	$1,520	$(3,942)	$(92)	$(2,514)

Balance at April 1, 2019	(1,941)	(3,614)	(334)	(5,889)
Other comprehensive income (loss) before reclassification	3,424	(378)	—	3,046
Amounts reclassified from AOCI	37	50	242	329
Net current period OCI	3,461	(328)	242	3,375
Balance at June 30, 2019	$1,520	$(3,942)	$(92)	$(2,514)
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

Consulting Income

Consulting income is comprised of consulting revenue generated by Chartwell and Paladin. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention, and enterprise risk management services that include consulting, outsourcing, testing, and training solutions. Paladin provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies, and other vendors to help clients and partners defend against threats. Chartwell and Paladin account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The services promised are then evaluated in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Both Chartwell and Paladin's services included in its contracts are distinct from one another. The transaction price for each contract is determined based upon the consideration expected to be received for the distinct services being provided under the contract. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, factors considered include contract terms, payment terms, an whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope but will generally include the review and/or preparation of regulatory filings, business plans, financial models, and other risk management services to customers within financial industries. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement.

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Service charges on deposit accounts	$736	$648	$286	$333
Debit card and interchange income	342	322	242	181
Consulting income	1,950	—	941	—
Other	385	556	123	297
Noninterest income in scope of Topic 606	3,413	1,526	1,592	811
Noninterest income out of scope of Topic 606	52,950	33,626	43,921	25,576
Total noninterest income	$56,363	$35,152	$45,513	$26,387

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

There were no assets or liabilities related to discontinued operations at June 30, 2020 or December 31, 2019.

Net income from discontinued operations, net of tax, for the three and six months ended June 30, 2020 and 2019, was as follows:

	Six Months Ended June 30		Three Months Ended June 30
(Dollars in thousands)	2020	2019	2020	2019
NONINTEREST INCOME
Other operating income	$—	$600	$—	$600
Total noninterest income	—	600	—	600

Income from discontinued operations, before income taxes	$—	$600	$—	$600
Income tax expense - discontinued operations	—	154	—	154
Net income from discontinued operations	$—	$446	$—	$446
Note 16 – Acquisitions and Divestitures

The First State Bank Acquisition

As previously disclosed, on April 3, 2020, the Bank entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for The First State Bank, Barboursville, W.Va., providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. This was deemed to be a strategic opportunity to acquire deposits and certain assets of an institution that operated in counties contiguous to the Company's Southern WV market and further solidified the strategy for growth within core commercial markets. The Company has accounted for this acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, "Business Combinations," whereby the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values as of their acquisition date. Fair value estimates were based on management's acceptance of a fair market valuation analysis performed by an independent third-party firm.

In the first quarter 2020, the Bank submitted a bid to the FDIC which included a bid based upon acquiring loans at a discounted amount, and also assuming the deposits of First State with no deposit premium. The Bank was notified that it was the winning bidder in the process, and the net asset discount accepted by the FDIC was $33.2 million. Immediately after the closing of this transaction, the FDIC remitted these funds to the Bank. As part of this transaction the Bank acquired three branch locations in Barboursville, Teays Valley, and Huntington, W.Va. for aggregate consideration of approximately $1.5 million. Also included was other real estate owned (“OREO”) at 46.5% of the book value, along with deposits with an aggregate value of approximately $140.0 million, cash and investment securities of $37.0 million and loans with a book value of $83.5 million. Net proceeds received from the FDIC for the transaction was $39.6 million.
 The acquired assets and assumed liabilities of First State were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of First State. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds, and estimated loss factors to measure fair values for the acquired loans. Premises and equipment was valued based on recent appraised values. Management used quoted or current market prices to determine the fair value of investment securities. These values are subject to change based on continued evaluations of appraisals and other loan-related assumptions.

The statement of net assets acquired and the resulting bargain purchase gain recorded is presented in the following tables. As explained in the notes that accompany the following table, the purchased assets and assumed liabilities were recorded at the acquisition date fair value.

(Dollars in thousands)	As recorded by The First State Bank	Fair Value Adjustments		As recorded by MVB
Assets
Cash and cash equivalents	$26,053	$—		$26,053
Investment securities - available for sale at fair value	10,964	—		10,964
Loans	83,514	(22,861)	(a)	60,653
OREO	22,610	(10,520)	(b)	12,090
Premises and equipment, net	1,582	(12)	(c)	1,570
Accrued interest receivable and other assets	2,234	211	(d)	2,445
Total Assets	$146,957	$(33,182)		$113,775

Liabilities
Deposits - transaction accounts	$70,931	$—		$70,931
Deposits - certificates of deposit	$69,029	$2,560	(e)	$71,589
Total deposits	$139,960	$2,560		$142,520
FHLB and other borrowings	5,800	—		5,800
Accrued interest payable and other liabilities	411	—		411
Total Liabilities	$146,171	$2,560		$148,731

Net identifiable assets acquired over/(under) liabilities assumed	$786	$(35,742)		$(34,956)

(a) Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses recorded by First State.
(b) Adjustment reflects the fair value of OREO acquired.
(c) Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.
(d) Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts and the fair value adjustment to other assets.
(e) Adjustment arises since the interest rates paid on interest-bearing deposits where higher than rates available in the market on similar deposits as of the acquisition date.

The following table summarizes the acquired assets and assumed liabilities in the First State acquisition as of the acquisition date, and the pre-tax bargain purchase gain of $4.7 million recognized on the transaction.

(Dollars in thousands)
Assets acquired at fair value:
Cash and cash equivalents	$26,053
Investment securities - available for sale at fair value	10,964
Loans	60,653
OREO	12,090
Premises and equipment, net	1,570
Accrued interest receivable and other assets	2,445
Total fair value of assets acquired	$113,775

Liabilities acquired at fair value:
Deposits	$142,520
FHLB and other borrowings	5,800
Accrued interest payable and other liabilities	411
Total fair value of liabilities acquired	$148,731

Net assets assumed at fair value		$(34,956)
Transaction cash consideration received from the FDIC		39,627
Bargain purchase gain, before tax		$4,671

Acquired Loans

The following table outlines the contractually required payments receivable, cash flows the Company expects to receive, non-accretable credit adjustments, and the accretable yield for all First State loans as of the acquisition date:

(Dollars in thousands)	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected to be Collected	Accretable FMV Adjustments	Carrying Value of Loans Receivable
Purchased credit impaired loans	$86,823	$24,842	$61,981	$11,746	$50,235
Purchased performing loans	12,818	2,561	10,257	1,817	8,440
Other purchased loans	1,978	—	1,978	—	1,978
Total	$101,620	$27,403	$74,217	$13,563	$60,653

At the acquisition of First State, the Company recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, the Company segmented the loan portfolio into six loan pools: performing commercial, performing commercial real estate, performing consumer and residential real estate, classified commercial, classified commercial real estate, and classified consumer and residential real estate. Of the 934 loans acquired, 663 were determined to be of deteriorated credit and will be accounted for under ASC 310-30 and considered purchased credit impaired loans. The 271 remaining loans acquired will be accounted for under ASC 310-20 and considered purchased performing loans. Other purchased loans include premium finance loans, credit cards, and overdrawn escrow accounts.

The Company had an independent third party determine the net discounted value of cash flows on approximately 718 performing loans totaling $39.5 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These performing loans were segmented into pools based on loan and payment type and in some cases, risk grade.

The Company established a credit risk-related non-accretable difference of $24.8 million relating to these acquired, credit-impaired loans, reflected in the recorded net fair value. We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $11.7 million at acquisition relating to these impaired loans.

The following table discloses the impact of the FDIC-assisted acquisition of First State since the acquisition date through June 30, 2020. This table also presents certain pro forma information (net interest income and noninterest income ("Revenue") and net income) as of the First State acquisition had occurred on January 1, 2019. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Deal-related costs from the First State acquisition of $1.2 million have been excluded from the three and six-month periods of 2020 pro forma information presented below and included in the three and six-month periods of 2019 pro forma information below. The actual results and pro forma information were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	Revenue	Net Income	Revenue	Net Income
2020:
Actual First State results included in Consolidated Statements of Income since acquisition date	$5,851	$2,944	$5,851	$2,944
Supplemental consolidation pro forma as if First State had been acquired January 1, 2019	$95,509	$16,345	$62,616	$15,404

2019:
Supplemental consolidation pro forma as if First State had been acquired January 1, 2019	$82,603	$21,045	$48,200	$15,288

Paladin, LLC Acquisition

As previously disclosed, on April 17, 2020, Paladin Fraud, LLC, a newly-formed West Virginia limited liability company and wholly-owned subsidiary of MVB Bank, entered into an Asset Purchase Agreement by and among Paladin Fraud, Paladin, LLC, a Washington limited liability company, James Houlihan, and Jamon Whitehead. Pursuant to the Purchase Agreement, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin and the purchase price of the transaction consisted of 19,278 unregistered shares of MVB common stock and an undisclosed amount of cash. Paladin is a respected leader in the fraud prevention industry and has formed a specialty niche that aligns well with the MVB as a preferred bank for Fintech companies.

Divestiture of Four Eastern Panhandle, WV Branches

As previously disclosed, on April 24, 2020, the Company completed the previously announced sale of certain assets and liabilities of four branch locations to Summit Financial Group, Inc. Summit assumed $188.1 million in deposits and acquired $36.8 million in loans, as well as cash, real property, personal property and other fixed assets. The Company recognized a gain of $9.6 million related to this transaction and was recorded in noninterest income for the three and six months ended June 30, 2020. The associated assets and liabilities were included in assets and deposits of branches held for sale, respectively, as of December 31, 2019 and March 31, 2020. Assets and deposits of branches held for sale were $0 as of June 30, 2020. The completion of this sale resulted in the Company exiting the Eastern Panhandle, WV market.

For further discussion on deal-related costs, see "Noninterest Expense" section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Note 17 – Subsequent Events

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

On July 1, 2020, the Company announced the completion of MVB Mortgage’s combination with Intercoastal Mortgage Company, to become one of the largest independently-owned residential mortgage lending operations in the Mid-Atlantic region: Intercoastal Mortgage, LLC (“ICM”). Per the terms of the agreement, MVB Mortgage contributed substantially all of its assets and in exchange will receive common units representing 47% of the common interest of ICMC, as well as $7.5 million in preferred units. The Company will recognize its ownership as an equity method investment, initially recorded at fair value. Management is in the process of finalizing the fair value accounting on this transaction, but the Company expects to recognize a gain in the range of approximately $1.0 million to $3.0 million.

For further discussion on deal-related costs, see "Noninterest Expense" section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at June 30, 2020 and December 31, 2019 and the results of our operations for the three and six months ended June 30, 2020 and 2019. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in our Annual Report to Shareholders on Form 10-K for the year ended December 31, 2019.

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
•increases in the levels of losses, client bankruptcies, bank failures, claims, and assessments;
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

Summary of Results of Operations

	Six Months Ended June 30		Three Months Ended June 30
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Earnings and Per Share Data:
Net income from continuing operations	$19,082	$18,123	$18,034	$14,931
Net income from discontinued operations	—	446	—	446
Net income	19,082	18,569	18,034	15,377
Net income available to common shareholders	18,853	18,326	17,919	15,255
Earnings per share from continuing operations - basic	1.58	1.54	1.50	1.27
Earnings per share from discontinued operations - basic	—	0.04	—	0.04
Earnings per share - basic	1.58	1.58	1.50	1.31
Earnings per share from continuing operations - diluted	1.55	1.41	1.49	1.15
Earnings per share from discontinued operations - diluted	—	0.03	—	0.03
Earnings per share - diluted	1.55	1.44	1.49	1.18
Cash dividends paid per common share	0.18	0.075	0.09	0.04
Book value per common share	18.48	16.46	18.48	16.46
Weighted average shares outstanding - basic	11,948,790	11,625,903	11,954,813	11,644,061
Weighted average shares outstanding - diluted	12,156,214	13,139,612	12,011,845	13,155,302

Performance Ratios:
Return on average assets - continuing operations [1]	1.84%	2.02%	3.29%	3.27%
Return on average assets - discontinued operations [1]	—%	0.05%	—%	0.10%
Return on average assets [1]	1.84%	2.07%	3.29%	3.37%
Return on average equity - continuing operations [1]	17.57%	19.66%	32.89%	31.30%
Return on average equity - discontinued operations [1]	—%	0.48%	—%	0.93%
Return on average equity [1]	17.57%	20.14%	32.89%	32.23%
Net interest margin 2 3	3.73%	3.52%	3.78%	3.53%
Efficiency ratio [4]	63.73%	61.02%	52.11%	49.83%
Overhead ratio 1 5	5.60%	4.33%	6.09%	4.47%

Asset Quality Data and Ratios:
Charge-offs	$1,779	$676	$23	$676
Recoveries	$12	$5	$8	$2
Net loan charge-offs to total loans 1 6	0.24%	0.10%	—%	0.20%
Allowance for loan losses	$17,742	$11,168	$17,742	$11,168
Allowance for loan losses to total loans [7]	1.19%	0.84%	1.19%	0.84%
Nonperforming loans	$14,061	$6,768	$14,061	$6,768
Nonperforming loans to total loans	0.94%	0.51%	0.94%	0.51%

Capital Ratios:
Equity to assets	10.32%	10.95%	10.32%	10.95%
Bank Leverage ratio	9.50%	10.77%	9.50%	10.77%
Bank Common equity Tier 1 capital ratio	12.24%	13.18%	12.24%	13.18%
Bank Tier 1 risk-based capital ratio	12.24%	13.18%	12.24%	13.18%
Bank Total risk-based capital ratio	13.31%	13.97%	13.31%	13.97%
1 Annualized for the quarterly periods presented
2 Net interest income as a percentage of average interest earning assets
3 Presented on a fully tax-equivalent basis
4 Noninterest expense as a percentage of net interest income and noninterest income
5 Noninterest expense as a percentage of average assets
6 Charge-offs less recoveries
7 Excludes loans held for sale

Introduction

Corporate Overview

MVB Financial Corp. is a financial holding company and was organized in 2003. MVB operates principally through its wholly owned subsidiary, MVB Bank, Inc. MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, MVB CDC, Chartwell, and Paladin.

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

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. The Company closed this transaction on April 24, 2020, as discussed further in Note 16, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On March 2, 2020, the Bank and PMG (dba MVB Mortgage), entered into an Agreement by and among the Bank, PMG, Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the mortgage origination services businesses of PMG and Intercoastal. Pursuant to the terms of the Agreement, on the closing date, Intercoastal converted into a Virginia limited liability company and PMG contributed substantially all of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of Intercoastal, representing 47% of the common interest of Intercoastal, as well as $7.5 million in preferred units (the “Transaction”). The completion of the Transaction is subject to certain regulatory approvals, conditions precedent and normal customary closing conditions. In the Agreement, the Bank, MVB Mortgage, and Intercoastal have made customary representations, warranties, and covenants, including covenants to enter into ancillary agreements related to the Transaction and the operation of the business following the completion of the Transaction. MVB will recognize its ownership as a fair value equity investment and will no longer consolidate MVB Mortgage’s financial results. The Company closed this transaction on July 1, 2020, as discussed further in Note 17, “Subsequent Events” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On April 3, 2020, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver for The First State Bank, Barboursville, W.Va., providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. First State depositors automatically became depositors of the Bank and, subject to the insurance limitations, deposits will continue to be insured by the FDIC without interruption. In the Agreement, the Bank agreed to pay no deposit premium and to acquire the assets at a discount to book value. The Bank also acquired three branch locations in Barboursville, Teays Valley, and Huntington, W.Va. This transaction is discussed further in Note 16, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On April 17, 2020, Paladin Fraud, LLC, a West Virginia limited liability company and indirect wholly owned subsidiary of MVB Financial Corporation, entered into an Asset Purchase Agreement by and among Paladin Fraud, Paladin, LLC, a Washington limited liability company, James Houlihan and Jamon Whitehead. Pursuant to the Purchase Agreement, and upon the terms and conditions set forth therein, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin, LLC. This transaction is discussed further in Note 16, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Business Overview

The Company’s primary business activities, through its subsidiaries, are primarily community banking and mortgage banking. The Bank offers its clients a full range of products and services including:

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

The Bank’s financial products and services are offered through its financial service locations and automated teller machines (“ATMs”) in West Virginia and Virginia, as well as telephone and internet-based banking through both personal computers and mobile devices. Non-deposit investment services are offered through an association with a broker-dealer. The Bank has deployed Automated Interactive Teller machines (“AITs”) in several branch locations. AITs provide services by featuring video interaction with a bank employee upon request. A client can deposit cash and checks and withdraw cash, as well as a variety of other services typically occurring in a traditional branch location.

Since its opening in 1999, the Bank has experienced significant growth in assets, loans, and deposits due to strong community and client support in Marion and Harrison counties in West Virginia, expansion into Monongalia, Kanawha, Putnam, and Cabell counties in West Virginia and into Fairfax and Loudoun counties in Virginia. Since the acquisition of PMG, mortgage banking is now a much more significant focus, which has opened increased market opportunities in the Washington, DC metropolitan region, North Carolina, and South Carolina and added enough volume to further diversify the Company’s revenue stream. Mortgage banking will continue to be a focus after the recent transaction, but the activity will be captured through the Company's equity method investment in Intercoastal.

This discussion and analysis should be read in conjunction with the prior year-end audited consolidated financial statements and footnotes thereto included in the Company’s 2019 filing on Form 10-K and the unaudited financial statements, ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

At June 30, 2020, the Company had 494 full-time equivalent employees.

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

The most significant accounting policies followed by the Company are presented in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2019 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and accounting for business combinations to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Accounting for business combinations involves the allocation of the fair value of the purchase consideration of acquisitions to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regards to the determination of value of identifiable assets, liabilities, and goodwill. Often, third-party consultants are used to assist in valuations requiring complex estimation. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. On the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income. Loans that do not have evidence of credit deterioration at acquisition are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs. For more information on the Company's business combinations, please see Note 16, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. For more information on the Company's loan portfolio, please see Note 4, “Loans and Allowance for Loan Losses” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

Overview of the Statements of Income

For the three months ended June 30, 2020, the Company earned $18.0 million compared to $14.9 million in the second quarter of 2019, excluding discontinued operations. Net interest income increased by $3.9 million, noninterest income increased by $19.1 million, and noninterest expenses increased by $12.9 million.

The increase in net interest income was driven by an increase of $1.3 million in interest income and a decrease of $2.6 million in interest expense. The increase in interest income was due to average loan growth of $278.3 million with the tax-equivalent yield on loans and loans held for sale decreasing by 49 basis points, primarily due to a decrease in commercial loan yield of 50 basis points and a decrease in real estate loan yield of 51 basis points. The decrease in interest expense of $2.6 million was due the cost of interest-bearing liabilities decreasing by 84 basis points, primarily due to a decrease in cost of funds on borrowings of 153 basis points, a decrease in cost of funds on money market checking of 104 basis points and a decrease in cost of funds on certificates of deposits of 93 basis points, which was offset by growth in average interest-bearing liabilities of $89.7 million. The decrease in interest expense was mainly driven by an $843 thousand decrease in interest expense on FHLB and other borrowings, due to both a decrease in FHLB and other borrowings balances and a decrease in cost of funds on borrowings, a $723 thousand decrease in interest expense on money market checking, as a result of a decrease in rates, and a $696 thousand decrease in interest expense on certificates of deposit, through a decrease in the rates of certificates of deposits. FHLB and other borrowings decreased by $77.2 million while the cost of funds on borrowings decreased by 153 basis points compared to the three months ended June 30, 2019. Money market checking increased by $101.8 million while the cost of funds on money market checking decreased by 104 basis points compared to the three months ended June 30, 2019. Certificates of deposit increased by $80.3 million while the cost of funds on certificates of deposit decreased by 93 basis points compared to the three months ended June 30, 2019.

The increase in noninterest income was primarily the result of an increase in the gain on derivatives of $12.3 million, an increase in the gain on sale of banking centers of $9.6 million, an increase in mortgage fee income of $5.1 million due to increased mortgage production, and an increase in the bargain purchase gain of $4.7 million. This increase was offset by a $13.6 million decrease in holding gain on equity securities.

The increase in noninterest expense was mainly driven by the increases in salaries and benefits of $9.4 million, largely driven by an increase in mortgage production, as well as the build-out of the fintech operations team. Professional fees expense increased by $2.1 million and data processing and communications increased by $764 thousand. Of the increases in professional fees and data processing and communications expense, $1.2 million and $499 thousand, respectively, were deal costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provision of $6.6 million and $600 thousand were made for the three months ended June 30, 2020 and 2019, respectively. The drastic increase in loan loss provision is mainly the result of changes to the qualitative adjustment factors, in addition to changes in the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and the resulting changes in the historical loss rates.

Most notably, the qualitative adjustment factors were severely impacted in the second quarter of 2020, as a result of the COVID-19 pandemic. While the ultimate timing and severity of impacts to the economic and business conditions in which we operate are not yet fully known, it is clear that the impacts will continue to be significant and it is likely that the impacts will evolve over time as businesses and individuals learn to adapt to a new way of operating and living. The breadth of the world-wide pandemic and the fact that it impacts virtually every industry has inherently created additional risk within the loan portfolios, despite there being no change to the nature of those portfolios. Furthermore, as a result of the ongoing analysis of the loan portfolios, it has become apparent that a significant number of borrowers are experiencing a strain on their operations, and as a result present an increase in the volume and severity of problem loans. Additionally, it is evident that consumer sentiment has been impacted, although not as significantly as during the Great Recession. Other significant factors include the increasingly volatile social atmosphere, the evolving political climate as the election approaches, and the possibility and timing of a vaccine. The unprecedented initiatives of the Federal Government to provide support to the economy through new loan programs, has simultaneously served to temporarily mitigate some of the impacts to our economy and our borrowers, while also adding some degree of increased risk to lending policies and procedures as a result of the pace and manner in which these programs have been developed and made available to the public. As a result, quantifiable evidence of the impacts to our loan portfolios have not yet fully revealed themselves in terms of delinquent loans or deterioration in collateral values. Meanwhile, as of quarter-end, management had not made any significant changes to lending strategies that would impact the concentrations of credit risk within those portfolios.

Meanwhile, total loan volume, excluding performing loans and purchased credit impaired loans acquired from First State, increased $41.7 million in the second quarter of 2020 versus a decrease of $15.1 million in the second quarter of 2019. The commercial loan portfolio increased by $28.3 million for the second quarter of 2020, in comparison to $23.0 million in the second quarter of 2019, while the residential mortgage loan portfolio increased by $16.7 million in the second quarter of 2020, while decreasing by $37.0 million in the second quarter of 2019. Included in the commercial and total loan volume increases are PPP loans totaling $89.8 million as of June 30, 2020. In addition, charge-offs in the second quarter of 2020 totaled $14 thousand, in comparison to $674 thousand in total charge-offs in the second quarter of 2019. Lastly, provision was impacted by a $1.0 million increase in the specific loan loss allocations in the second quarter of 2020, relative to a $589 thousand decrease in the second quarter of 2019.

For the six months ended June 30, 2020, the Company earned $19.1 million compared to $18.1 million for the six months ended June 30, 2019, excluding discontinued operations. Net interest income increased by $6.1 million, noninterest income increased by $21.2 million, and noninterest expenses increased by $19.2 million.

The increase in net interest income was driven by an increase of $2.4 million in interest income and a decrease of $3.7 million in interest expense. The increase in interest income was due to average loan growth of $214.5 million, offset by the tax-equivalent yield on loans and loans held for sale decreasing by 37 basis points, primarily due to a decrease in commercial loan yield of 39 basis points. The decrease of $3.7 million in interest expense was due to a 113 basis point decrease in the cost of funds on FHLB and other borrowings and a 64 basis point decrease in the rates on certificates of deposits, offset by a $50.8 million increase in average interest-bearing liabilities. The decrease in interest expense was driven by a $1.5 million decrease in interest expense on FHLB and other borrowings and a $1.4 million decrease in interest expense on certificates of deposit. Average FHLB and other borrowings decreased by $68.2 million, while the cost of funds on FHLB and other borrowings decreased by 113 basis points compared to the six months ended June 30, 2019. Average certificates of deposit decreased by $6.7 million, while the cost of funds on certificates of deposit decreased by 64 basis points compared to the six months ended June 30, 2019.

The increase in noninterest income was primarily the result of an increase in the gain on sale of banking centers of $9.6 million, an increase in mortgage fee income of $9.6 million, due to increased mortgage production, an increase in the gain on derivatives of $8.3 million, and an increase in the bargain purchase gain of $4.7 million. This increase was offset by a $13.8 million decrease in holding gain on equity securities.

The increase in noninterest expense is mainly due to an increase in salaries and benefits of $13.8 million, largely driven by an increase in mortgage production, as well as the build-out of the Fintech operations team. Professional fees expense increased by $2.6 million and data processing and communications increased by $939 thousand. Of the increases in professional fees and data processing and communications expense, $1.2 million and $499 thousand, respectively, were deal costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provision of $7.7 million and $900 thousand were made for the six months ended June 30, 2020 and 2019, respectively. The drastic increase in loan loss provision is mainly the result of changes to the qualitative adjustments factors, in addition to changes in the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and the resulting changes in the historical loss rates.

The increase in loan loss provision is most attributable to the severe impact of the COVID-19 pandemic on the qualitative adjustment factors, as described in more detail above. The historical loss rates were also uniquely impacted during the six months ended June 30, 2020 as a result of revisions to the portfolio segmentation, which were implemented to allow for the enhanced assessment of risk within the portfolio. More specifically, the most material enhancement included new commercial loan segments for purchased participation loans and government lease financing loans, as well as the division of the sole residential mortgage segment into a permanent mortgage segment and a construction mortgage segment. In general, this slightly reduced historical loss rates for the previously existing segments as it transitioned certain historical loan losses into the new segments. The most material impact of this enhancement was a $1.8 million charge off of a government lease financing loan stemming from the non-renewal of the underlying government contract unrelated to the COVID-19 pandemic, which was reflected in the new government lease financing segment. This single charge-off increased the historical loss rate by 67 basis points, or 145%, specific to this segment.

Meanwhile, total loan volume, excluding performing loans and purchased credit impaired loans acquired from First State, increased $20.6 million in the six months ended June 30, 2020 versus a decrease of $56.0 million in the six months ended June 30, 2019. More specifically, the commercial loan portfolio increased by $36.4 million in 2020, in comparison to a decrease of

$38.9 million in 2019, while the residential mortgage loan portfolio increased by $6.6 million in 2020, while decreasing by $18.6 million in 2019. Included in the commercial and total loan volume increases are PPP loans totaling $89.8 million as of June 30, 2020. In addition, specific loan loss allocations increased by $973 thousand in the six months ended June 30, 2020, in comparison to a decrease of $509 thousand in the six months ended June 30, 2019. Lastly, the charge-offs totaled $1.8 million during the six months ended June 30, 2020 versus $671 thousand for the same time period in 2019.

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

Due to the ongoing COVID-19 pandemic, there has been a significant amount of downward movement in the fed funds rate during the period. To begin 2020, the fed funds rate was set at 1.50-1.75 due to the latest downward shift during the fourth quarter of 2019. With the economic volatility and increases in unemployment, the Federal Reserve shifted the fed funds rate down to 0.00-0.25. Given all of these changes to the market rates, the Company has experienced increased pressure on net interest income.

For the three months ended June 30, 2020 versus 2019, the Company was able to grow average loans and loans held for sale balances, including the related accretion from the acquired First State loans, by $278.3 million to $1.7 billion. Average investment securities decreased $2.9 million to $220.6 million. Average interest-bearing liabilities increased by $89.7 million, primarily the result of a $101.8 million increase in average money market checking and a $80.3 million increase in average certificates of deposit balances, offset by a $77.2 million decrease in average FHLB and other borrowings and a $13.4 million decrease in average subordinated debt. An increase in the Company’s average non-interest balances of $203.8 million helped to maintain a 27-basis point favorable spread on the tax-equivalent net interest margin in 2020.

The tax-equivalent net interest margin for the three months ended June 30, 2020 and 2019 was 3.78% and 3.53%, respectively. Excluding the impact from the FDIC-assisted acquisition of First State, the fully-tax equivalent net interest margin for the quarter ended June 30, 2020 would have been 3.67%.

The 25-basis point increase in the tax-equivalent net interest margin for the three months ended June 30, 2020 was mainly the result of the decrease in the cost of interest-bearing liabilities of 84 basis points outpacing the decrease in tax-equivalent yield on earnings assets of 50 basis points.

The cost of interest-bearing liabilities decrease was mainly the result of a 434-basis point decrease in subordinated debt, a 153-basis point decrease in FHLB and other borrowings, and a 66-basis point decrease in interest-bearing deposits. More specifically, the decrease in interest-bearing deposits was as follows: a 104-basis point decrease in money market checking, a 93-basis point decrease in certificates of deposit, a 36-basis point decrease in IRAs.

The 50-basis point decrease in the tax-equivalent yield on average earning assets for the three months ended June 30, 2020 versus 2019 was primarily the result of a 49-basis point decrease in the tax-equivalent yield on loans and loans held for sale and a 27-basis point decrease in the tax-equivalent yield on investment securities. More specifically, the decrease in the tax-equivalent yield on loans and loans held for sale was driven by a decrease in the yield on commercial loans of 50 basis points and a 51-basis point decrease in yield on real estate loans.

For the six months ended June 30, 2020 versus 2019, the Company was able to grow average loans and loans held for sale balances, including the related accretion from the acquired First State loans, by $214.5 million to $1.6 billion. Average investment securities decreased $4.3 million to $221.9 million. Average interest-bearing liabilities increased by $50.8 million, primarily the result of a $118.1 million increase in average money market checking and a $27.0 million increase in average NOW, offset by a $68.2 million decrease in average FHLB and other borrowing balances and a $13.4 million decrease in average subordinated debt. An increase in the Company’s average non-interest balances of $159.2 million helped to maintain a 28-basis point favorable spread on the tax-equivalent net interest margin in 2020.

The tax-equivalent net interest margin for the six months ended June 30, 2020 and 2019 was 3.73% and 3.52%, respectively.

The 21-basis point increase in the tax-equivalent net interest margin for the six months ended June 30, 2020 was mainly the result of the decrease in the cost of interest-bearing liabilities of 61 basis points outpacing the decrease in tax-equivalent yield on earning assets of 36 basis points.

The 61-basis point decrease in cost of interest-bearing liabilities for the six months ended June 30, 2020 versus 2019 was mainly the result of a 377-basis point decrease in subordinated debt, a 113-basis point decrease in FHLB and other borrowings, and a 44-basis point decrease in interest-bearing deposits. More specifically, the decrease in interest-bearing deposits was as follows: a 64-basis point decrease in certificates of deposit, a 56-basis point decrease in money market checking, a 12-basis point decrease in IRAs.

The 36-basis point decrease in the tax-equivalent yield on average earning assets for the six months ended June 30, 2020 versus 2019 was primarily the result of a 37-basis point decrease in the tax-equivalent yield on loans and loans held for sale and a 26-basis point decrease in the tax-equivalent yield on investment securities. More specifically, the decrease in the tax-equivalent yield on loans and loans held for sale was driven by a decrease in commercial loan yield of 39 basis points and a decrease in real estate loan yield of 40 basis points.

Company and Bank management continuously monitor the effects of net interest margin on the performance of the Bank and, thus, the Company. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. During periods of decreasing rates, yields will continue to decline. The Company has some protection from this as loans with balances of $613.5 million have rate floors. Of these, $607.8 million have rate floors above 1 percent, $588.8 million have rate floors above 2 percent, $582.4 million have rate floors above 3 percent, $487.1 million have rate floors above 4 percent, $238.5 million have rate floors above 5 percent, and $42.9 million have rate floors above 6 percent.

Net Interest Income and Net Interest Margin (Average Balance Schedules)

The following tables present, for the periods indicated, information about (1) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (2) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (3) the interest rate spread; (4) net interest income and margin; and (5) net interest income and margin (on a tax-equivalent basis). The average balances presented are derived from daily average balances.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$44,095	$16	0.15%	$9,582	$52	2.18%
CDs with other banks	12,811	64	2.00	14,579	73	2.01
Investment securities:
Taxable	96,760	477	1.98	123,803	768	2.49
Tax-exempt [2]	123,806	1,248	4.04	99,664	1,132	4.55
Loans and loans held for sale: [1]
Commercial	1,165,649	14,319	4.93	965,652	13,065	5.43
Tax exempt [2]	8,879	104	4.69	13,047	144	4.44
Real estate	532,386	5,701	4.30	446,825	5,363	4.81
Consumer	6,332	129	8.17	9,396	141	6.02
Total loans	1,713,246	20,253	4.74	1,434,920	18,713	5.23
Total earning assets	1,990,718	22,058	4.44	1,682,548	20,738	4.94
Less: Allowance for loan losses	(14,253)			(11,216)
Cash and due from banks	34,449			15,982
Other assets	179,806			138,299
Total assets	$2,190,720			$1,825,613

Liabilities
Deposits:
NOW	$367,448	$775	0.85%	$363,837	$839	0.92%
Money market checking	429,708	564	0.53	327,904	1,287	1.57
Savings	41,485	8	0.08	39,661	1	0.01
IRAs	12,408	47	1.52	17,718	83	1.88
CDs	495,519	1,642	1.33	415,201	2,338	2.26
Repurchase agreements and federal funds sold	9,682	5	0.21	11,644	11	0.38
FHLB and other borrowings	76,739	252	1.32	153,926	1,095	2.85
Subordinated debt	4,124	23	2.24	17,491	287	6.58
Total interest-bearing liabilities	1,437,113	3,316	0.93	1,347,382	5,941	1.77
Noninterest bearing demand deposits	454,486			250,658
Other liabilities	79,826			36,729
Total liabilities	1,971,425			1,634,769

Stockholders’ equity
Preferred stock	7,334			7,834
Common stock	12,030			11,695
Paid-in capital	123,351			117,648
Treasury stock	(1,437)			(1,084)
Retained earnings	79,820			59,512
Accumulated other comprehensive (loss)	(1,803)			(4,761)
Total stockholders’ equity	219,295			190,844
Total liabilities and stockholders’ equity	$2,190,720			$1,825,613

Net interest spread (tax-equivalent)			3.51%			3.17%
Net interest income and margin (tax-equivalent) [2]		$18,742	3.78%		$14,797	3.53%
Less: Tax-equivalent adjustments		$(284)			$(268)
Net interest spread			3.46%			3.11%
Net interest income and margin		$18,458	3.72%		$14,529	3.46%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended June 30, 2020 and 2019, which is a non-GAAP financial measure. See the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure following this table.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$28,869	$65	0.45%	$8,570	$102	2.40%
CDs with other banks	12,680	126	1.99	14,678	145	1.99
Investment securities:
Taxable	104,932	1,143	2.18	130,164	1,647	2.55
Tax-exempt [2]	116,997	2,358	4.04	96,060	2,191	4.60
Loans and loans held for sale: [1]
Commercial	1,127,430	28,182	5.01	958,782	25,659	5.40
Tax exempt [2]	10,319	238	4.63	13,646	300	4.43
Real estate	481,053	10,655	4.44	429,278	10,304	4.84
Consumer	6,903	251	7.29	9,524	268	5.67
Total loans	1,625,705	39,326	4.85	1,411,230	36,531	5.22
Total earning assets	1,889,183	43,018	4.57	1,660,702	40,616	4.93
Less: Allowance for loan losses	(12,809)			(11,144)
Cash and due from banks	27,608			16,034
Other assets	165,387			126,913
Total assets	$2,069,369			$1,792,505

Liabilities
Deposits:
NOW	$387,455	$1,573	0.81%	$360,440	$1,568	0.88%
Money market checking	430,942	2,017	0.94	312,839	2,330	1.50
Savings	40,527	9	0.04	39,946	2	0.01
IRAs	14,490	125	1.73	17,771	163	1.85
CDs	415,165	3,222	1.56	421,869	4,608	2.20
Repurchase agreements and federal funds sold	9,601	15	0.31	12,918	25	0.39
FHLB and other borrowings	96,335	825	1.72	164,515	2,324	2.85
Subordinated debt	4,124	58	2.82	17,507	572	6.59
Total interest-bearing liabilities	1,398,639	7,844	1.12	1,347,805	11,592	1.73
Noninterest bearing demand deposits	391,872			232,699
Other liabilities	61,644			27,590
Total liabilities	1,852,155			1,608,094

Stockholders’ equity
Preferred stock	7,334			7,834
Common stock	12,014			11,677
Paid-in capital	123,007			117,292
Treasury stock	(1,286)			(1,084)
Retained earnings	77,111			54,362
Accumulated other comprehensive (loss)	(966)			(5,670)
Total stockholders’ equity	217,214			184,411
Total liabilities and stockholders’ equity	$2,069,369			$1,792,505

Net interest spread (tax-equivalent)			3.45%			3.20%
Net interest income and margin (tax-equivalent) [2]		$35,174	3.73%		$29,024	3.52%
Less: Tax-equivalent adjustments		$(545)			$(523)
Net interest spread			3.38%			3.13%
Net interest income and margin		$34,629	3.68%		$28,501	3.46%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the six months ended June 30, 2020 and 2019, which is a non-GAAP financial measure. See the reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure following this table.

The following table reconciles, as of the dates set forth below, net interest margin on a fully tax-equivalent basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Net interest margin - GAAP basis
Net interest income	$18,458	$14,529	$34,629	$28,501
Average interest-earning assets	1,990,718	1,682,548	1,889,183	1,660,702
Net interest margin	3.72%	3.46%	3.68%	3.46%

Net interest margin - non-GAAP basis
Net interest income	$18,458	$14,529	$34,629	$28,501
Plus: Impact of fully tax-equivalent adjustment	284	268	545	523
Net interest income on a fully tax-equivalent basis	18,742	14,797	35,174	29,024
Average interest-earning assets	1,990,718	1,682,548	1,889,183	1,660,702
Net interest margin on a fully tax-equivalent basis	3.78%	3.53%	3.73%	3.52%

Noninterest Income

Mortgage fee income, gain on derivatives, interchange income, commercial swap fee income, insurance and investment services income, income on bank owned life insurance and portfolio loan sales generate the core of the Company’s noninterest income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

For the three months ended June 30, 2020, noninterest income totaled $45.5 million compared to $26.4 million for the same time period in 2019. The increase in noninterest income of $19.1 million was primarily the result of an increase in the gain on derivatives of $12.3 million, an increase in the gain on sale of banking centers of $9.6 million, an increase in mortgage fee income of $5.1 million due to increased mortgage productivity, and an increase in the bargain purchase gain of $4.7 million. This increase was offset by a $13.6 million decrease in holding gain on equity securities.

The increase in the gain on derivatives of $12.3 million was largely the result of the volatility of rates due to the COVID-19 pandemic. Due to the decreases in rates, the locked pipeline as of June 30, 2020 was $414.7 million compared to $214.2 million as of June 30, 2019. The increase in gain on sale of banking centers of $9.6 million was due to the Purchase and Assumption Agreement with Summit Community Bank that the Company closed in the second quarter of 2020. The increase in mortgage fee income of $5.1 million is driven by an increase of $451.4 million in mortgage loans sold for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in the bargain purchase gain of $4.7 million was due to the Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation, as receiver for First State, that closed in the second quarter of 2020 providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. The $13.6 million decrease in holding gain on equity securities was due to an increase in an equity valuation of the Company’s fintech investment portfolio during the second quarter of 2019.

For the six months ended June 30, 2020, noninterest income totaled $56.4 million compared to $35.2 million for the same time period in 2019. The increase in noninterest income of $21.2 million was primarily the result of an increase in the gain on sale of banking centers of $9.6 million, an increase in mortgage fee income of $9.6 million, due to increased mortgage productivity, an increase in the gain on derivatives of $8.3 million, and an increase in the bargain purchase gain of $4.7 million. This increase was offset by a $13.8 million decrease in holding gain on equity securities.

The increase in gain on sale of banking centers of $9.6 million was due to the Purchase and Assumption Agreement with Summit Community Bank that the Company closed in the second quarter of 2020. The increase in mortgage fee income of $9.6 million is driven by an increase of $623.0 million in mortgage loans sold for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.The increase in the gain on derivatives of $8.3 million was largely the result of the volatility of rates due to the COVID-19 pandemic. Due to the decreases in rates, the increase in the locked pipeline for the six months ended June 30, 2020 was 212.0% compared to 104.4% for the six months ended June 30, 2019. The increase in the bargain purchase gain of $4.7 million was due to the Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation, as receiver for First State, that closed in the second quarter of 2020 providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. The $13.8 million decrease in holding gain on equity securities was due to an increase in the valuation of the Company’s fintech investment portfolio during the second quarter of 2019.

Noninterest Expense

The Company had 494 full-time equivalent personnel at June 30, 2020, as noted, compared to 402 full-time equivalent personnel as of June 30, 2019. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing client service.

Salaries and employee benefits, occupancy and equipment, travel and entertainment, dues and subscriptions, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 52.11% for the second quarter of 2020 compared to 49.83% for the second quarter of 2019. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The increased efficiency ratio for the three months ended June 30, 2020 is the result of the growth in noninterest expense outpacing the growth in net interest income and noninterest income.

The Company had 4 separate deals take place during the second quarter of 2020. The deals included The First State Bank acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction that closed on August 1, 2020. Due to these deals, the Company incurred the following deal related costs in noninterest expense:

For the three and six months ended June 30, 2020
Professional fees	$1,150
Data processing & communications	499
Total deal-related costs	$1,649

For the three months ended June 30, 2020, noninterest expense totaled $33.3 million compared to $20.4 million for the same time period in 2019. The $12.9 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $9.4 million. The increase was primarily the result of increased mortgage production, the build-out of other Company administration, the build-out of the Fintech team, increased incentive and stock-based compensation, and the additional team members as a result of the First State acquisition, the Paladin, LLC acquisition, and the Chartwell acquisition.

Professional fees expense increased by $2.1 million. This increase in professional fees expense of $1.2 million was deal costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

Data processing and communications increased by $764 thousand. The increase in data processing and communications expense of $499 thousand was deal costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

For the six months ended June 30, 2020, noninterest expense totaled $58.0 million compared to $38.8 million for the same time period in 2019. The $19.2 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $13.8 million. The increase was primarily the result of increased mortgage production, the build-out of other Company administration, the build-out of the Fintech team, increased incentive and stock-based compensation, and the additional team members acquired as a result of the First State acquisition, the Paladin, LLC acquisition, and the Chartwell acquisition.

Professional fees expense increased by $2.6 million. This increase in professional fees expense of $1.2 million was deal costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

Data processing and communication expense increased by $939 thousand. The increase in data processing and communications expense of $499 thousand was deal costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

Other operating expense increased by $732 thousand. This increase was largely due to amortization of intangibles related to the 2019 Chartwell acquisition and OREO expense related to the First State acquisition.

Travel, entertainment, dues, and subscriptions expense increased by $465 thousand. This increase was mainly driven by an increased focus on building out internal systems and efficiencies.

Return on Average Assets (Annualized)

Excluding discontinued operations, the Company’s return on average assets was 3.29% for the second quarter of 2020, compared to 3.27% for the second quarter of 2019. The increased return for the second quarter of 2020 is a direct result of a $3.1 million increase in earnings, while average total assets increased by $365.1 million, primarily the result of a $278.3 million increase in average total loans and loans held for sale and a $41.5 million increase in average other assets.

Excluding discontinued operations, the Company’s return on average assets was 1.84% for the six months ended June 30, 2020, compared to 2.02% for the six months ended June 30, 2019. The decreased return for the six months ended June 30, 2020 is a direct result of a $959 thousand increase in earnings, while average total assets increased by $276.9 million, primarily the result of a $214.5 million increase in average total loans and loans held for sale and a $38.5 million increase in average other assets.

Return on Average Equity (Annualized)

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 32.89% for the second quarter of 2020, compared to 31.30% for the second quarter of 2019. The increased return for the second quarter of 2020 is a direct result of a $3.1 million increase in earnings, while average stockholders’ equity increased by $28.5 million. The increase in average stockholders’ equity was primarily due to a $20.3 million increase in retained earnings, a $5.7 million increase in paid-in capital, and a $3.0 million decrease in accumulated other comprehensive loss.

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 17.57% for the six months ended June 30, 2020, compared to 19.66% for the six months ended June 30, 2019. The decreased return for the six months ended June 30, 2020 is a direct result of a $959 thousand increase in earnings, while average stockholders’ equity increased by $32.8 million. The increase in average stockholders’ equity was primarily due to a $22.7 million increase in retained earnings, a $5.7 million increase in paid-in capital, and a $4.7 million decrease in accumulated other comprehensive loss.

Overview of the Consolidated Balance Sheets

The greatest balance changes since December 31, 2019 were as follows: total assets increased by $271.0 million, to $2.2 billion, loans increased $120.1 million, to $1.5 billion, available-for-sale investment securities decreased $15.1 million, to $220.7 million, deposits increased $598.9 million, to $1.9 billion, borrowings decreased $186.3 million, to $36.6 million, and stockholders’ equity increased by $16.6 million, to $228.5 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $78.9 million at June 30, 2020, compared to $28.0 million at December 31, 2019.

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

Investment Securities

Investment securities, including equity securities, totaled $240.2 million at June 30, 2020, compared to $254.3 million at December 31, 2019. As of June 30, 2020, the investment portfolio is comprised of the following mix of securities:

•54.2% – Municipal securities

•17.5% – U.S. Agency securities
•14.4% – U.S. Sponsored Mortgage-backed securities
•5.9% – Other securities
•8.0% – Equity securities

The Company and Bank management monitor the earnings performance and liquidity of the investment portfolio on a regular basis through Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in the management of interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of its clients. The Company and Bank management believe the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Due to the COVID-19 pandemic, there has been increased volatility within the investment market. Given the balance mix of the Company to begin the year, management was able to take advantage of opportunities in selling available-for-sale investment securities for gains and purchased securities at favorable pricing levels.

Loans

The Company’s loan portfolio totaled $1.5 billion as of June 30, 2020 and totaled $1.4 billion as of December 31, 2019. The Bank’s lending is primarily focused in the Marion, Harrison, Monongalia, Kanawha, Putnam and Cabell counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, mortgage lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia. Included in the amount above as of June 30, 2020, the Bank held PPP loans totaling $89.8 million. Also included in this portfolio are the loans acquired from First State: $48.4 million in purchased credit impaired loans and $10.2 million in performing loans.

Loan Concentration

At June 30, 2020 and December 31, 2019, $1.1 billion, or 77.9% and $1.1 billion, or 77.4%, respectively, of the Company's loan portfolio consisted of commercial loans, excluding performing loans and purchased credit impaired loans acquired from First State. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $17.7 million or 1.19% of total loans at June 30, 2020 compared to $11.8 million or 0.86% of total loans at December 31, 2019. The increase in this ratio was the direct result of the net impact of adjustments to the portfolio segmentation, changes in the qualitative adjustment factors, changes in the level of recognized charge-offs, changes in historical loss rates, changes in outstanding loan portfolios, and changes in the level of specific loan loss allocations. The Bank management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.9 billion at June 30, 2020.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At June 30, 2020, noninterest-bearing balances totaled $528.5 million compared to $278.5 million at December 31, 2019. Of the $528.5 million, noninterest-

bearing balances of $192.9 million are related to Fintech opportunities and noninterest-bearing balances of $113.8 million are related to title business funds. The Company and Bank management intend to continue to focus on finding ways to increase the base of noninterest-bearing sources.

Interest-bearing deposits totaled $1.3 billion at June 30, 2020 compared to $1.0 billion at December 31, 2019.

At June 30, 2020, the Bank had brokered deposits of $125.5 million and CDs with other banks of $127.2 million. At December 31, 2019, brokered deposits totaled $63.9 million and CDs with other banks totaled $44.3 million. Due to the liquidity stress within the industry being caused by the COVID-19 pandemic, management has focused on creating liquidity in anticipation of loan deferrals and other potential cash flow disruptions. During the second quarter of 2020, commercial loans totaling $223.9 million and mortgage loans totaling $17.5 million were approved for modifications such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings.

Average interest-bearing deposits totaled $1.3 billion during the second quarter of 2020 compared to $1.2 billion during the second quarter of 2019, an increase of $182.2 million. Average noninterest bearing deposits totaled $454.5 million during the second quarter of 2020 compared to $250.7 million during the second quarter of 2019, an increase of $203.8 million. Management will continue to emphasize deposit growth opportunities from the network of current clients and Fintech partners. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB and other borrowings to fund its operations and investments. At June 30, 2020, repurchase agreements totaled $9.8 million compared to $10.2 million at December 31, 2019. In addition to the aforementioned funds alternatives, the Bank has access to more than $423.8 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the six months ended June 30, 2020, cash provided by financing activities totaled $260.8 million, while outflows from investing activity totaled $89.3 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Current Economic Conditions

The Company considers its primary market area to be comprised of those counties where it has a physical branch presence and their contiguous counties. This includes Marion, Harrison, Monongalia, Kanawha, Putnam, and Cabell counties of West Virginia and Fairfax and Loudoun counties of Virginia. In addition, MVB Mortgage has mortgage-only offices located in Virginia, Washington, DC, North Carolina, and South Carolina. The Bank currently operates a total of thirteen full-service banking branches: ten in West Virginia and three in Virginia. MVB Mortgage operates eleven mortgage-only offices, located in Virginia, within the Washington, DC metropolitan area, Maryland, North Carolina, and South Carolina. In addition, MVB Mortgage has mortgage loan originators located at select Bank locations throughout West Virginia.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Given the recent outbreak of COVID-19, the economy has been impacted both nationally and internationally. Due to the nature of this situation, it is unclear what the duration and severity of the outbreak will be. This impact has been felt within the primary market area and unemployment rates have increased significantly. Unemployment in the United States was 11.2% and 3.8% in June 2020 and 2019, respectively.

The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	May 2020	May 2019
Harrison County, WV	11.7%	4.1%
Marion County, WV	13.8	4.6
Monongalia County, WV	9.6	3.5
Kanawha County, WV	14.0	4.3
Putnam County, WV	11.9	4.1
Cabell County, WV	13.1	3.9
Fairfax County, VA	8.8	2.2
Loudoun County, VA	8.4	2.3

Capital/Stockholders' Equity

For the six months ended June 30, 2020, stockholders’ equity increased approximately $16.6 million to $228.5 million. This increase consists of year-to-date net income of $19.1 million, and stock-based compensation of $1.1 million, offset by dividends paid totaling $2.4 million and an increase in other comprehensive loss of $872 thousand. As stockholders’ equity increased, the equity to assets ratio decreased 0.58% to 10.32%. The Company paid dividends to common shareholders of $2.2 million in the six months ended June 30, 2020 and $872 thousand in the six months ended June 30, 2019, and earned $19.1 million in the six months ended June 30, 2020 versus $18.6 million in the six months ended June 30, 2019, resulting in the dividend payout ratio increasing from 4.76% in the six months ended June 30, 2019 to 11.41% in the six months ended June 30, 2020.

At June 30, 2020, accumulated other comprehensive loss totaled $2.2 million, an increase in the loss of $872 thousand from December 31, 2019. This change was driven by a decrease of $1.3 million in the unrealized gain on TIF bonds, an increase of $1.1 million in the other comprehensive loss related to the pension plan, an increase of $2.1 million in the unrealized gain on available-for-sale investment securities, and a decrease of $608 thousand in the other comprehensive income related to the investment hedge.

Treasury stock totaled 97,202 shares, up 29,300 shares from December 31, 2019 due to common stock repurchased during 2020.

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

Capital Requirements

The Bank’s total risk-based capital ratio increased from 12.84% at December 31, 2019 to 13.31% at June 30, 2020. The increase in this ratio was largely due to an increase in total capital of $22.1 million, driven primarily by earnings.

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

At June 30, 2020, the Company is considered to be well-capitalized.

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

Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the client.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to client. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to clients throughout the Marion, Harrison, Monongalia, Kanawha, Putnam, and Cabell County areas of West Virginia, as well as the Northern Virginia area and adjacent counties. Collateral for loans is primarily residential and commercial real estate, personal property, and business equipment. The Company evaluates the credit worthiness of each of its clients on a case-by-case basis, and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on June 30, 2020 and December 31, 2019. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement.

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

Future Outlook

The Company has invested in the infrastructure to support anticipated future growth in each key area, including personnel, technology, and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will continue to focus on the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of outstanding client service coupled with the highest quality products and technology. The Company is expanding the treasury services function to support the banking needs of financial and emerging technology companies, which will further enhance core deposits.

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

Management expects that some clients will be unable to meet their financial obligations in the near-term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, management does not expect that these credit concerns will perpetuate indefinitely. Many clients may be eligible to defer loan payments to a later date. The Company is actively participating in the Paycheck Protection Program, evaluating other programs available to assist our clients, and providing consumer deferrals consistent with GSE guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

There has been considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion still has funds available as of June 30, 2020.

During the second quarter of 2020, commercial loans totaling $223.9 million and mortgage loans totaling $17.5 million were approved for modifications such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings. In addition, the Bank originated 455 PPP loans in the second quarter of 2020 with a balance of $89.8 million as of June 30, 2020.

Additionally, management has taken steps to generate liquidity in anticipation of temporary loan payment deferrals or other loan payment disruptions, which are likely to materialize as a result of decreased economic activity brought on by the COVID-19 pandemic. Management has sold certain bond portfolio holdings and issued brokered deposits in order to generate cash. Management also has discretion to take further gains by selling additional available-for-sale investments and is well within policy limits for non-core funding sources.

Management expects core deposits to increase in the coming months. Many consumers are working from home or temporarily unemployed, but still receiving income via unemployment or PPP. Additionally, many Americans are receiving their tax refunds for the 2019 filing year and up to $1,200 per person in stimulus payments from the CARES Act. In addition, there is the potential for a second round of stimulus payments from proposed legislation. Since consumers have fewer ways to spend their money during the lockdown brought on by the COVID-19 pandemic, management expects that deposits will remain relatively sticky until the pandemic lockdown ends.

On July 1, 2020, the Company announced the completion of MVB Mortgage’s combination with Intercoastal. Per the terms of the agreement, MVB Mortgage contributed substantially all of its assets and in exchange will receive common units representing 47% of the common interest of Intercoastal, as well as $7.5 million in preferred units. The Company will recognize its ownership as an equity method investment, initially recorded at fair value. Management is in the process of finalizing the fair value accounting on this transaction, but the Company expects to recognize a gain in the range of approximately $1.0 million to $3.0 million.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of March 31, 2020. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended March 31, 2020, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in an increase in net interest income by 6.0%. An immediate 200-basis point increase in interest rates would result in an increase in net interest income by 11.4%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 4.8%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Management expects that some clients will be unable to meet their financial obligations in the near-term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, management does not expect that these credit concerns will perpetuate indefinitely. Many clients may be eligible to defer loan payments to a later date. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, along with the Company’s Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of June 30, 2020, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

There have been no material changes in the Company’s internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its clients may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations, and could potentially impact the Company’s clients, providers, and third parties. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in overall business activity and financial transactions, supply chain disruptions, and overall economic and financial market instability. In response to the pandemic, many states, including those where the Company primarily operates, have taken preventative and protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of homes, and ordering temporary closures of businesses that have been deemed to be non-essential. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. Banking and financial services have been designated essential businesses; therefore, the Company’s operations are continuing. The ultimate effects of COVID-19 on the broader economy and the markets that the Company serves are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income, and therefore, earnings, financial condition, and results of operations. The Company is currently evaluating and quantifying the impact on its consolidated financial statements.

In March 2020, the Company announced programs to support our Trusted Partners during the COVID-19 pandemic. A number of borrowers have enrolled in programs to defer all loan payments for periods up to six months. These programs may negatively impact revenue and other results of operations in the near term, and, if not effective in mitigating the effect of COVID-19 to clients, may adversely affect the business and results of operations more substantially over a longer period of time.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 pandemic, as well as ongoing or new governmental, regulatory, and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which the Company operates. This could result in further decline in demand for banking products and services, and could negatively impact, among other things, liquidity, regulatory capital, and future growth. Any one or more of these developments could have a material adverse effect on the business, financial condition, and results of operations.

The Company is taking precautions to protect the safety and well-being of our Trusted Partners. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee's ability to provide the expected level of client support and service. If the Company is unable to recover from a business disruption on a timely basis, the business, financial condition, and results of operations could be materially and adversely affected. The Company may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect the business, financial condition and results of operations.
The extent to which COVID-19 impacts the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to our business as a result of the virus’ global economic impact, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of clients under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of current clients, there is typically a substantial amount of total unfunded credit commitments, which is not reflected on the balance sheet. Actual borrowing needs of clients may exceed expectations, including due to the COVID-19 pandemic, as clients’ companies may be more dependent on our credit commitments due, among other things, business challenges, a lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from private investment firms. This could adversely affect the Company's credit quality and liquidity, which could adversely affect the Company's ability to fund operations and meet obligations as they become due and could have a material adverse effect on the business, financial condition, and results of operations.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The full extent is not yet known and the Company cannot predict the full extent of the impacts on the business, the operations, or the global economy as a whole.

The Company may be adversely affected by the emergency actions taken by the U.S. government to mitigate the impact of the COVID-19 pandemic on the U.S. economy.

The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the U.S. economy. Among other steps taken, the Federal Reserve cut the federal funds rate in March 2020, and also lowered the interest rate on emergency lending at the discount window and lengthened the term of loans to 90 days. On March 27, 2020, the CARES Act was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses, and temporary amendments to the Internal Revenue Code. The SBA was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the U.S. Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

There can be no assurance that these interventions by the U.S. government will be successful in mitigating the impact of the COVID-19 pandemic and it is unclear what the cumulative effect of these extraordinary actions by the U.S. government will be on the economy as a whole and upon the financial condition and results of operations of the Company and its clients, both in the short-term and the long-term.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company is subject to additional risks of litigation from clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

On March 27, 2020, President Trump signed the CARES Act which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion of PPP loan funding was authorized. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of litigation, from both clients and non-clients that contacted the Bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against the

Company and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company's business, financial condition, and results of operations.

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced, the SBA may deny the Bank's liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

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

In May 2020, the Company repurchased 100 shares of its outstanding common stock, with an average share price of $14.18.

In June 2020, the Company repurchased 29,200 shares of its outstanding common stock, with an average share price of $13.53.

The following table reflects share repurchase activity during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 1 - April 30, 2020	—	—	—	4,739,177
May 1 - May 31, 2020	100	14.18	100	4,737,759
June 1 - June 30, 2020	29,200	13.53	29,200	4,342,683
	29,300		29,300

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

MVB Financial Corp.

Date:	August 6, 2020	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	August 6, 2020	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)