Form 10-Q
period 2020-09-30
MVB FINANCIAL CORP
filed 2020-11-02
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of October 30, 2020, the Registrant had 11,785,332 shares of common stock outstanding with a par value of $1.00 per share.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Unaudited) (Dollars in thousands except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Note 1)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$21,262	$18,430
Interest bearing balances with banks	274,561	9,572
Total cash and cash equivalents	295,823	28,002
Certificates of deposit with other banks	12,301	12,549
Investment securities available-for-sale, at fair value	297,964	235,821
Equity securities	24,164	18,514
Loans held for sale	2,271	109,788
Loans:	1,428,593	1,374,541
Less: Allowance for loan losses	(25,913)	(11,775)
Net Loans	1,402,680	1,362,766
Premises and equipment, net	26,176	21,974
Bank owned life insurance	36,037	35,374
Equity method investment	39,340	—
Accrued interest receivable and other assets	75,353	53,142
Assets of branches held for sale (See Note 1)	—	46,554
Goodwill	2,350	19,630
TOTAL ASSETS	$2,214,459	$1,944,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing	$642,835	$278,547
Interest bearing	1,256,122	986,495
Total deposits	1,898,957	1,265,042

Deposits of branches held for sale (See Note 1)	—	188,270
Accrued interest payable and other liabilities	41,417	41,685
Repurchase agreements	10,045	10,172
FHLB and other borrowings	25,800	222,885
Subordinated debt	4,124	4,124
Total liabilities	1,980,343	1,732,178

STOCKHOLDERS’ EQUITY
Preferred stock, par value $1,000; 20,000 authorized; 733 issued in 2020 and 2019, respectively	7,334	7,334
Common stock, par value $1; 20,000,000 shares authorized; 12,068,627 shares issued and 11,889,001 shares outstanding in 2020 and 11,995,366 shares issued and 11,944,289 shares outstanding in 2019	12,069	11,995
Additional paid-in capital	124,474	122,516
Retained earnings	94,496	72,496
Accumulated other comprehensive loss	(1,252)	(1,321)
Treasury stock; 179,626 shares in 2020 and 51,077 shares in 2019, at cost	(3,005)	(1,084)
Total stockholders’ equity	234,116	211,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,214,459	$1,944,114

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Nine Months Ended September 30		Three Months Ended September 30
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$56,064	$55,469	$16,976	$19,238
Interest on deposits with other banks	297	379	106	132
Interest on investment securities - taxable	1,554	2,336	411	689
Interest on tax exempt loans and securities	3,185	2,947	1,134	979
Total interest income	61,100	61,131	18,627	21,038

INTEREST EXPENSE
Interest on deposits	8,840	13,124	1,894	4,453
Interest on repurchase agreements	19	37	4	12
Interest on FHLB and other borrowings	1,524	3,707	699	1,383
Interest on subordinated debt	78	728	20	156
Total interest expense	10,461	17,596	2,617	6,004

NET INTEREST INCOME	50,639	43,535	16,010	15,034
Provision for loan losses	16,365	1,557	8,631	657
Net interest income after provision for loan losses	34,274	41,978	7,379	14,377

NONINTEREST INCOME
Service charges on deposit accounts	1,206	985	470	337
Income on bank owned life insurance	663	973	219	224
Interchange and debit card transaction fees	510	472	168	150
Mortgage fee income	33,427	28,030	7,264	11,496
Gain on sale of portfolio loans	302	228	172	50
Insurance and investment services income	620	502	224	179
Gain (loss) on sale of available-for-sale securities, net	865	(179)	35	(11)
Gain (loss) on sale of equity securities, net	48	(7)	18	—
Gain (loss) on derivatives, net	2,365	2,689	(7,508)	1,108
Commercial swap fee income	352	1,146	12	628
Holding gain on equity securities	111	13,767	94	—
Compliance consulting income	3,035	25	1,085	25
Bargain purchase gain	4,671	—	—	—
Gain on sale of banking centers	9,631	—	—	—
Equity method investment income	13,620	—	13,620	—
Gain on mortgage combination transaction	3,338	—	3,338	—
Other operating income	997	1,217	187	510
Total noninterest income	75,761	49,848	19,398	14,696

NONINTEREST EXPENSES
Salary and employee benefits	49,360	40,452	10,519	15,438
Occupancy expense	3,508	3,454	1,101	1,103
Equipment depreciation and maintenance	2,636	2,689	845	931
Data processing and communications	4,268	3,025	1,372	1,068
Mortgage processing	1,744	2,253	3	728
Marketing, contributions, and sponsorships	891	945	227	437
Professional fees	5,931	3,025	1,606	1,316
Printing, postage, and supplies	595	481	215	174
Insurance, tax, and assessment expense	1,607	1,410	577	418
Travel, entertainment, dues, and subscriptions	2,683	2,719	624	1,125
Other operating expenses	3,031	1,765	1,176	642
Total noninterest expense	76,254	62,218	18,265	23,380
Income from continuing operations, before income taxes	33,781	29,608	8,512	5,693
Income tax expense - continuing operations	8,208	7,139	2,021	1,347
Net income from continuing operations	$25,573	$22,469	6,491	4,346
Income (loss) from discontinued operations, before income taxes	$—	$575	—	(25)
Income tax expense (benefit) - discontinued operations	$—	$148	—	(6)
Net income (loss) from discontinued operations	$—	$427	—	(19)
Net income	25,573	22,896	6,491	4,327
Preferred dividends	345	364	$116	$121
Net income available to common shareholders	$25,228	$22,532	6,375	4,206

Earnings per share from continuing operations - basic	$2.11	$1.89	$0.53	$0.36
Earnings per share from discontinued operations - basic	$—	$0.04	$—	$—
Earnings per share - basic	$2.11	$1.93	$0.53	$0.36
Earnings per share from continuing operations - diluted	$2.07	$1.84	$0.53	$0.35
Earnings per share from discontinued operations - diluted	$—	$0.04	$—	$—
Earnings per share - diluted	$2.07	$1.88	$0.53	$0.35
Weighted average shares outstanding - basic	11,948,857	11,661,581	11,948,989	11,731,774
Weighted average shares outstanding - diluted	12,185,137	11,957,385	12,116,418	12,098,335
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30		Three Months Ended September 30
	2020	2019	2020	2019
Net income	$25,573	$22,896	$6,491	$4,327

Other comprehensive income:

Unrealized holding gains on securities available-for-sale	3,191	7,913	1,226	1,362

Income tax effect	(862)	(2,137)	(331)	(368)

Reclassification adjustment for (gain) loss recognized in income	(865)	179	(35)	11

Income tax effect	234	(48)	9	(2)

Change in defined benefit pension plan	(1,809)	(1,744)	(102)	(897)

Income tax effect	489	470	28	242

Reclassification adjustment for amortization of net actuarial loss recognized in income	315	204	105	68

Income tax effect	(85)	(55)	(28)	(18)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(738)	(162)	95	(36)

Income tax effect	199	44	(26)	10

Total other comprehensive income	69	4,664	941	372

Comprehensive income	$25,642	$27,560	$7,432	$4,699

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	7,834	11,658	116,897	48,274	(6,806)	(1,084)	176,773

Net income	—	—	—	3,192	—	—	3,192
Other comprehensive income	—	—	—	—	917	—	917
Cash dividends paid ($0.035 per common share)	—	—	—	(408)	—	—	(408)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	425	—	—	—	425
Common stock options exercised	—	8	86	—	—	—	94

Balance at March 31, 2019	$7,834	$11,666	$117,408	$50,937	$(5,889)	$(1,084)	$180,872

Net income	—	—	—	15,377	—	—	15,377
Other comprehensive income	—	—	—	—	3,375	—	3,375
Cash dividends paid ($0.04 per common share)	—	—	—	(464)	—	—	(464)
Dividends on preferred stock	—	—	—	(122)	—	—	(122)
Stock based compensation	—	—	401	—	—	—	401
Common stock options exercised	—	26	211	—	—	—	237
Restricted stock units vested	—	10	(10)	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	62	938	—	—	—	1,000

Balance at June 30, 2019	$7,834	$11,764	$118,948	$65,728	$(2,514)	$(1,084)	$200,676

Net income	—	—	—	4,327	—	—	4,327
Other comprehensive income	—	—	—	—	372	—	372
Cash dividends paid ($0.05 per common share)	—	—	—	(585)	—	—	(585)
Dividends on preferred stock	—	—	—	(121)	—	—	(121)
Stock based compensation	—	—	493	—	—	—	493
Common stock options exercised	—	46	499	—	—	—	545
Common stock issued related to Chartwell acquisition	—	55	978	—	—	—	1,033
Preferred stock redemption	(500)	—	—	—	—	—	(500)

Balance at September 30, 2019	$7,334	$11,865	$120,918	$69,349	$(2,142)	$(1,084)	$206,240

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2019	$7,334	$11,995	$122,516	$72,496	$(1,321)	$(1,084)	$211,936

Net income	—	—	—	1,048	—	—	1,048
Other comprehensive loss	—	—	—	—	(917)	—	(917)
Cash dividends paid ($0.09 per common share)	—	—	—	(1,076)	—	—	(1,076)
Dividends on preferred stock	—	—	—	(114)	—	—	(114)
Stock based compensation	—	—	498	—	—	—	498
Common stock options exercised	—	3	35	—	—	—	38
Common stock repurchased	—	—	—	—	—	(260)	(260)

Balance at March 31, 2020	$7,334	$11,998	$123,049	$72,354	$(2,238)	$(1,344)	$211,153

Net income	—	—	—	18,034	—	—	18,034
Other comprehensive income	—	—	—	—	45	—	45
Cash dividends paid ($0.09 per common share)	—	—	—	(1,076)	—	—	(1,076)
Dividends on preferred stock	—	—	—	(115)	—	—	(115)
Stock based compensation	—	—	627	—	—	—	627
Restricted stock units vested	—	49	(49)	—	—	(7)	(7)
Common stock issued related to Paladin acquisition	—	19	221	—	—	—	240
Common stock repurchased	—	—	—	—	—	(401)	(401)

Balance at June 30, 2020	$7,334	$12,066	$123,848	$89,197	$(2,193)	$(1,752)	$228,500

Net income	—	—	—	6,491	—	—	6,491
Other comprehensive income	—	—	—	—	941	—	941
Cash dividends paid ($0.09 per common share)	—	—	—	(1,076)	—	—	(1,076)
Dividends on preferred stock	—	—	—	(116)	—	—	(116)
Stock based compensation	—	—	592	—	—	—	592
Common stock options exercised	—	3	34	—	—	—	37
Common stock repurchased	—	—	—	—	—	(1,253)	(1,253)

Balance at September 30, 2020	$7,334	$12,069	$124,474	$94,496	$(1,252)	$(3,005)	$234,116
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$25,573	$22,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	1,112	917
Net amortization of deferred loan costs	779	190
Provision for loan losses	16,365	1,557
Depreciation and amortization	761	2,346
Stock based compensation	1,717	1,319
Loans originated for sale	(1,334,910)	(1,151,918)
Proceeds of loans sold	1,475,854	1,095,794
Mortgage fee income	(33,427)	(28,030)
Gain on sale of available-for-sale securities	(899)	(80)
Loss on sale of available-for-sale securities	34	259
Gain on sale of equity securities	(48)	—
Loss on sale of equity securities	—	7
Gain on sale of portfolio loans	(302)	(228)
Income on bank owned life insurance	(663)	(973)
Deferred taxes	3,958	(4,214)
Amortization of operating lease right-of-use asset	73	56
Holding gain on equity securities	(111)	(13,767)
Bargain purchase gain	(4,671)	—
Gain on sale of banking centers	(9,631)	—
Gain on mortgage combination transaction	(3,338)	—
Equity method investment income	(13,620)	—
Changes in other assets	(36,742)	(19,120)
Changes in other liabilities	3,444	27,208
Net cash provided by (used in) operating activities	91,308	(65,781)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(132,896)	(52,892)
Maturities/paydowns of investment securities available-for-sale	42,770	29,287
Sales of investment securities available-for-sale	48,579	26,996
Purchases of premises & equipment	(4,211)	(1,134)
Disposals of premises & equipment	1,687	—
Net increase in loans	(43,869)	(78,593)
Purchases of restricted bank stock	(24,013)	(34,507)
Redemptions of restricted bank stock	33,578	31,604
Proceeds from sale of certificates of deposit with banks	1,241	1,237
Purchases of certificates of deposit with banks	(993)	—
Proceeds from sale of other real estate owned	7,700	731
Proceeds from death benefit of bank owned life insurance policies	—	688
Purchase of equity securities	(6,260)	(1,300)
Sales of equity securities	669	5,968
Net cash paid for branch divestiture	(136,005)	—
Net cash provided by (used in) business combinations and divestitures	57,306	(2,651)
Net cash used in investing activities	(154,717)	(74,566)
FINANCING ACTIVITIES
Net increase in deposits	491,259	147,250
Net decrease in repurchase agreements	(127)	(5,465)
Net change in FHLB and other borrowings	(154,483)	26,754
Subordinated debt redemption	—	(12,400)
Preferred stock redemption	—	(500)
Common stock options exercised	75	876
Common stock repurchased	(1,921)	—
Cash dividends paid on common stock	(3,228)	(1,457)
Cash dividends paid on preferred stock	(345)	(364)
Net cash provided by financing activities	331,230	154,694
Increase in cash and cash equivalents	267,821	14,347
Cash and cash equivalents at beginning of period	28,002	22,221
Cash and cash equivalents at end of period	$295,823	$36,568

Business combination non-cash disclosures:
Assets acquired in business combination (net of cash received)	$87,722	$3,389
Liabilities assumed in business combination	148,731	855

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$800	$79
Cashless stock options exercised	35	—
Restricted stock units vested	49	10
Common stock issued related to Paladin acquisition	240	—
Common stock converted from subordinated debt	—	1,000
Initial recognition of operating lease right-of-use assets	—	12,935
Initial recognition of operating lease liabilities	—	15,659

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$13,275	$19,387
Income taxes	7,613	2,536
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Nature of Operations

MVB Financial Corp. (the "Company”) is a financial holding company organized in 2003. MVB operates principally through its wholly owned subsidiary, MVB Bank, Inc. (“MVB Bank” or the “Bank”). MVB Bank’s subsidiaries include Potomac Mortgage Group (“PMG” which began doing business under the registered trade name “MVB Mortgage”), MVB Insurance, LLC (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“ProCo” which began doing business under the registered trade name Chartwell Compliance “Chartwell”), Paladin Fraud, LLC (“Paladin”), and MVB Technology, LLC (“MVB Technology”).

On March 2, 2020, the Bank and PMG, entered into an Agreement by and among the Bank, PMG, Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the mortgage origination services businesses of PMG and Intercoastal. Pursuant to the terms of the Agreement, on the closing date, Intercoastal converted into a Virginia limited liability company and PMG contributed substantially all of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of Intercoastal, representing 47% of the common interest of Intercoastal, as well as $7.5 million in preferred units (the “Transaction”). The Company recognizes its ownership as an equity method investment, initially recorded at fair value held at MVB Mortgage. This transaction was closed on July 1, 2020 and is further discussed in Note 6,“Equity Method Investment” and in Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Principles of Consolidation and Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements included in the Company’s 2019 filing on Form 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For these investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of September 30, 2020, the Company holds one equity method investment.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2019 (the "Form 10-K"), filed with the Securities and Exchange Commission (the “SEC”).

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

Information is presented in these notes with dollars expressed in thousands, unless otherwise noted or specified.

Business Combinations

U.S. GAAP requires that the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquired entity at the acquisition date.

Assets and Liabilities of Branches Held for Sale

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc. (“Summit”), a subsidiary of Summit Financial Group, Inc., pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. The Company closed this transaction on April 24, 2020, and as such, no assets or liabilities of branches are classified as held for sale as of September 30, 2020. The Company recognized a gain on sale of banking centers of $9.6 million.

Assets to be acquired and liabilities to be assumed are summarized as follows:

(Dollars in thousands)	As of December 31, 2019,
Loans	$42,916
Premises and equipment, net	3,638
Assets of branches held for sale	$46,554

Noninterest-bearing deposits	$19,251
Interest-bearing deposits	169,019
Deposits of branches held for sale	$188,270

Coronavirus Disease (“COVID-19”) Pandemic

The consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of September 30, 2020. During 2020, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures, and the reluctance of individuals to leave their homes as a result of the outbreak of COVID-19. The full impact of COVID-19 is unknown and continues to evolve. The outbreak and any preventative or protective actions that the Company or its clients may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s clients, providers, and third parties. Any resulting financial impact cannot be reasonably estimated at this time, but may materially affect the business and the Company’s financial condition and results of operations. The extent to which the COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the virus or treat its impact, among others. The Company is currently evaluating and quantifying the impact on its consolidated financial statements.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The CARES Act also established the Paycheck Protection Program (“PPP”), to be administered by the U.S. Small Business Administration (“SBA”), whereby certain small businesses are eligible for a loan with an interest rate of 1% to fund payroll expenses, rent, and related costs. The PPP loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company is actively participating with the PPP, evaluating other programs available to assist our clients, and providing deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. The Company originated 455 PPP loans with original balances of $92.8 million and balances of $87.9 million as of September 30,

2020. For more information on the PPP loans, see Note 4, “Loans and Allowance for Loan Losses” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Purchased Credit Impaired Loans

Through the Federal Deposit Insurance Corporation ("FDIC")-assisted acquisition of The First State Bank (“First State”), the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan's or pool's contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income. For more information on the PCI loans, see Note 4, “Loans and Allowance for Loan Losses” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Note 2 – Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirement for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under Accounting Standards Codification ("ASC") 715-20 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal, addition, and of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; 3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; 4) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; 5) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and 6) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 will be effective for public business entities for fiscal years ending after December 15, 2020. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company's consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. PCI loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies until January 2023. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional implementation team. The team is working to develop an implementation plan which will include assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of this standard. The adoption of the this standard could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13 , we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

Note 3 – Investment Securities

There were no held-to-maturity securities at September 30, 2020 or December 31, 2019.

Amortized cost and fair values of investment securities available-for-sale at September 30, 2020 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. agency securities	$52,602	$994	$(214)	$53,382
U.S. sponsored mortgage-backed securities	67,931	382	(216)	68,097
Municipal securities	148,019	5,503	(178)	153,344
Other debt securities	7,500	—	—	7,500
Total debt securities	276,052	6,879	(608)	282,323
Other securities	15,556	171	(86)	15,641
Total investment securities available-for-sale	$291,608	7,050	$(694)	$297,964

Amortized cost and fair values of investment securities available-for-sale at December 31, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
U.S. agency securities	$52,046	$199	$(249)	$51,996
U.S. sponsored mortgage-backed securities	58,748	188	(624)	58,312
Municipal securities	108,750	4,399	(57)	113,092
Total debt securities	219,544	4,786	(930)	223,400
Other securities	12,247	181	(7)	12,421
Total investment securities available-for-sale	$231,791	$4,967	$(937)	$235,821

The following table summarizes amortized cost and fair values of available-for-sale debt securities by contractual maturity:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
After one year, but within five years	8,524	8,892
After five years, but within ten years	40,339	41,084
After ten years	227,189	232,347
Total	$276,052	$282,323

Investment securities with a carrying value of $260.4 million at September 30, 2020, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve Discount Window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of September 30, 2020, the details of which are included in the following table. Although these securities, if sold at September 30, 2020 would result in a pretax loss of $694 thousand, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. Declines in the fair values of these securities can be traced to general market conditions which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency, and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses investments in an unrealized loss position at September 30, 2020:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agency securities (25)	$11,520	$(62)	$13,166	$(152)
U.S. sponsored mortgage-backed securities (8)	14,701	(201)	1,996	(15)
Municipal securities (20)	18,566	(178)	292	—
Other securities (4)	3,937	(86)	—	—
	$48,724	$(527)	$15,454	$(167)

The following table discloses investments in an unrealized loss position at December 31, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agency securities (26)	$8,160	$(59)	$15,399	$(190)
U.S. sponsored mortgage-backed securities (40)	16,660	(170)	27,498	(454)
Municipal securities (13)	6,018	(40)	828	(17)
Other securities (2)	1,093	(7)	—	—
	$31,931	$(276)	$43,725	$(661)

For the three-month periods ended September 30, 2020 and 2019, the Company sold investments available-for-sale of $7.4 million and $380 thousand, respectively. These sales resulted in gross gains of $69 thousand and $0 and gross losses of $34 thousand and $11 thousand, respectively.

For the nine-month periods ended September 30, 2020 and 2019, the Company sold investments available-for-sale of $48.6 million and $27.0 million, respectively. These sales resulted in gross gains of $899 thousand and $80 thousand and gross losses of $34 thousand and $259 thousand, respectively.

For the three-month periods ended September 30, 2020 and 2019, the Company sold equity investments totaling $669 thousand and $6.0 million. These sales resulted in gross gains of $18 thousand and $0 and gross losses of $0 and $0, respectively.

For the nine-month periods ended September 30, 2020 and 2019, the Company sold equity investments totaling $669 thousand and $6.0 million, respectively. These sales resulted in gross gains of $48 thousand and $0 and gross losses of $0 and $7 thousand, respectively.

For the three-month periods ended September 30, 2020 and 2019, the Company recognized unrealized holding gains on equity securities of $94 thousand and $0, respectively. For the nine-month periods ended September 30, 2020 and 2019, the Company recognized unrealized holding gains on equity securities of $111 thousand and $13.8 million, respectively. These were recorded in noninterest income in the consolidated statements of income.

MVB has invested, as a limited partner, in three Section 42 affordable housing investment funds. In exchange for these investments, MVB receives its pro rata share of income, expense, gains, and losses, including tax credits, that are received by the projects. As of September 30, 2020 and December 31, 2019, MVB has recognized, as an investment, $2.8 million and $3.1 million in the aggregate between the three affordable housing investment funds. In addition, MVB has recognized no gains or losses from the three affordable housing investment funds.

Note 4 – Loans and Allowance for Loan Losses

The components of loans at September 30, 2020 and December 31, 2019, were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial and Non-Residential Real Estate	$1,117,326	$1,063,828
Residential Real Estate	234,758	271,604
Home Equity	34,784	35,106
Consumer	3,986	3,697
Purchased credit impaired loans:
Commercial and Non-Residential Real Estate	21,233	—
Residential Real Estate	16,549	—
Home Equity	—	—
Consumer	1,688	—
Total Loans	$1,430,324	$1,374,235
Deferred loan origination (fees) and costs, net	(1,731)	306
Loans receivable	$1,428,593	$1,374,541

Performing loans acquired as a result of the FDIC-assisted acquisition of First State are included with the Company's legacy loan portfolio within this Note. The PCI loans acquired from First State are discussed in a separate section, Purchased Credit Impaired Loans, at the end of this Note and are not included, unless otherwise indicated.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit, and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans, excluding the PCI loans acquired from First State, were $2.4 million and $2.0 million, while the related reserves were $78 thousand and $139 thousand as of September 30, 2020 and December 31, 2019. Such collectively evaluated impaired loans are included in total loans individually evaluated for impairment and in total impaired loans.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by qualitative factors.

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

Company and Bank management have identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, quality of the loan review system, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions, consumer sentiment, and other external factors. The combination of historical charge-off and qualitative factors are then weighted for each risk grade. These weightings are determined internally based upon the likelihood of loss as a loan risk grading deteriorates.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2020 and December 31, 2019, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $332 thousand.

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

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,856)	—	(23)	—	(1,879)
Recoveries	9	—	6	2	17
Provision	15,893	356	38	(30)	16,257
Allowance contributed with mortgage combination transaction	—	(354)	—	—	(354)
ALL balance at September 30, 2020	$24,144	$1,274	$348	$50	$25,816
Individually evaluated for impairment	$1,984	$—	$—	$—	$1,984
Collectively evaluated for impairment	$22,160	$1,274	$348	$50	$23,832

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at June 30, 2020	$15,401	$1,846	$264	$58	$17,569
Charge-offs	(100)	—	—	—	(100)
Recoveries	3	—	2	—	5
Provision	8,840	(218)	82	(8)	8,696
Allowance contributed with mortgage combination transaction	—	(354)	—	—	(354)
ALL balance at September 30, 2020	$24,144	$1,274	$348	$50	$25,816

The following table summarizes the primary segments of the Company's loan portfolio as of September 30, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$14,350	$3,051	$95	$6	$17,502
Collectively evaluated for impairment	1,102,976	231,707	34,689	3,980	1,373,352
Total Loans	1,117,326	234,758	34,784	3,986	1,390,854

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Charge-offs	(666)	—	—	(10)	(676)
Recoveries	1	1	2	50	54
Provision	1,721	(98)	60	(126)	1,557
ALL balance at September 30, 2019	$9,661	$1,308	$746	$159	$11,874
Individually evaluated for impairment	$1,515	$—	$—	$—	$1,515
Collectively evaluated for impairment	$8,146	$1,308	$746	$159	$10,359

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at June 30, 2019	$8,971	$1,229	$712	$256	$11,168
Recoveries	—	—	—	49	49
Provision (recovery)	690	79	34	(146)	657
ALL balance at September 30, 2019	$9,661	$1,308	$746	$159	$11,874

The following table summarizes the primary segments of the Company's loan portfolio as of September 30, 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$7,694	$2,351	$150	$36	$10,231
Collectively evaluated for impairment	1,016,172	288,627	59,324	7,936	1,372,059
Total Loans	$1,023,866	$290,978	$59,474	$7,972	$1,382,290

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

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties, such as investment properties for retail, office and multifamily with a history of occupancy and cash flow. This segment includes both company originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies which can adversely impact cash flow.

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

Commercial SBA PPP loans –This segment includes the loan originated through the recently created SBA PPP loans. Credit risk is heightened as this SBA program mandates that these loans require no collateral and no guarantors of the loans. However, the loans are backed by a full guaranty of the SBA, so long as the loans were originated in accordance with the program guidelines. Additionally, these loans are eligible for full forgiveness by the SBA so long as the borrowers comply with the program guidelines as it pertains to their eligibility to borrow these funds, as well as their use of the funds.

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

Home equity lines of credit – This segment includes subsegment for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2020 and December 31, 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2020
Commercial
Commercial Business	$7,838	$1,574	$585	$8,423	$9,655
Commercial Real Estate	1,922	410	947	2,869	2,985
Acquisition & Development	—	—	3,058	3,058	4,460
SBA Paycheck Protection Program	—	—	—	—	—
Total Commercial	9,760	1,984	4,590	14,350	17,100
Residential	749	—	2,302	3,051	3,161
Home Equity	—	—	95	95	95
Consumer	—	—	6	6	6
Total Impaired Loans	$10,509	$1,984	$6,993	$17,502	$20,362

December 31, 2019
Commercial
Commercial Business	$2,606	$249	$644	$3,250	$4,308
Commercial Real Estate	1,786	325	295	2,081	2,171
Acquisition & Development	—	—	2,070	2,070	3,467
SBA Paycheck Protection Program	—	—	—	—	—
Total Commercial	4,392	574	3,009	7,401	9,946
Residential	—	—	1,953	1,953	2,045
Home Equity	—	—	95	95	100
Consumer	—	—	34	34	35
Total Impaired Loans	$4,392	$574	$5,091	$9,483	$12,126

Impaired loans have increased by $8.0 million, or 84.6%, during the nine months ended September 30, 2020. This change is the net effect of multiple factors, including the acquisition of $3.0 million in impaired loans from First State, the identification of $7.5 million of impaired loans, curtailments of $2.0 million, the foreclosure of one consumer loan which required the reclassification of $23 thousand to other real estate owned, the reclassification of $26 thousand to performing loans based on improved repayment performance, and normal loan amortization of $347 thousand.

The $7.5 million of loans recently classified as impaired are primarily concentrated in a single commercial loan relationship that includes three loans for a total of $5.3 million, or 70.7% of the total of recently impaired loans. The remaining $2.2 million represents ten unrelated commercial loans totaling $706 thousand, five unrelated mortgage loans totaling $1.4 million, and a single home equity line of credit in the amount of $69 thousand, and two unrelated consumer loans totaling $6 thousand.

The $3.0 million in acquired loans includes $3.0 million in commercial loans and $26 thousand in home equity lines of credit.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	Nine Months Ended September 30, 2020			Three Months Ended September 30, 2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$5,225	$—	$—	$7,785	$—	$—
Commercial Real Estate	3,124	77	79	3,264	26	26
Acquisition & Development	1,487	67	73	375	10	54
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	9,836	144	152	11,424	36	80
Residential	2,683	14	14	3,085	5	5
Home Equity	94	—	—	69	—	—
Consumer	8	—	—	5	—	—
Total	$12,621	$158	$166	$14,583	$41	$85

	Nine Months Ended September 30, 2019			Three Months Ended September 30, 2019
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial Business	$3,345	$—	$—	$3,003	$—	$—
Commercial Real Estate	3,404	121	108	2,596	25	25
Acquisition & Development	2,174	92	91	2,132	31	31
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	8,923	213	199	7,731	56	56
Residential	2,955	11	11	2,883	4	4
Home Equity	172	2	2	183	1	1
Consumer	46	—	—	36	—	—
Total	$12,096	$226	$212	$10,833	$61	$61

As of September 30, 2020, the Bank’s other real estate owned balance totaled $6.4 million, of which $5.2 million was related to the acquisition of First State. The Bank held 41 foreclosed residential real estate property representing $3.8 million, or 59.4%, of the total balance of other real estate owned. The remaining $2.6 million, or 40.6%, of other real estate owned is the result of the foreclosure of 14 unrelated commercial loans. There are four additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure. The total recorded investment in these loans was $206 thousand as of September 30, 2020. These loans are included in the table above and have no specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial
Commercial Business	$450,202	$12,546	$17,345	$—	$480,093
Commercial Real Estate	362,973	15,647	39,743	—	418,363
Acquisition & Development	107,347	18,744	4,870	—	130,961
SBA Paycheck Protection Program	87,909	—	—	—	87,909
Total Commercial	1,008,431	46,937	61,958	—	1,117,326
Residential	229,621	1,249	3,778	110	234,758
Home Equity	34,333	382	69	—	34,784
Consumer	3,951	35	—	—	3,986
Total Loans	$1,276,336	$48,603	$65,805	$110	$1,390,854

December 31, 2019
Commercial
Commercial Business	$511,590	$17,398	$11,894	$—	$540,882
Commercial Real Estate	406,712	3,564	1,494	—	411,770
Acquisition & Development	106,428	1,869	2,879	—	111,176
Total Commercial	1,024,730	22,831	16,267	—	1,063,828
Residential	267,367	1,946	2,177	114	271,604
Home Equity	34,641	383	82	—	35,106
Consumer	3,613	56	28	—	3,697
Total Loans	$1,330,351	$25,216	$18,554	$114	$1,374,235

Loans classified as Special Mention totaled $48.6 million and $25.2 million as of September 30, 2020 and December 31, 2019, respectively. The increase of $23.4 million, or 92.9%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the risk grade downgrade of eight relationships, totaling $40.3 million. These relationships represent borrowers in industries that now represent increased risk as a result of the COVID-19 pandemic. More specifically, the largest relationship includes $15.5 million of loans that were originated to finance retail commercial real estate projects. Other significant loans included in these downgrades were an $11.0 million loan originated to finance a residential condominium project, $7.8 million in loans to finance commercial real estate projects, $3.1 million in loans to finance two hotel properties, and $2.5 million in loans to provide working capital for a commercial contractor. The remaining $400 thousand includes loans to three unrelated borrowers. Offsetting these additions to the total of Special Mention loans were five unrelated commercial loans which were paid in full since December 31, 2019, for a total of $12.1 million. Additionally, the total was impacted by charge-offs of $1.9 million, which included a $1.8 million government lease finance loan stemming from the non-renewal of the underlying lease agreement. Lastly, five loans totaling $2.9 million were downgraded to Substandard in 2020. The largest of these loans was a $1.9 million loan originated to finance the infrastructure of residential home sites. These lots are adjacent to a resort hotel property and are dependent on the hotel operations for repayment. These matters are being monitored and any significant developments will result in reevaluation of the risk grades, where appropriate, and the potential recognition of future recoveries.

Loans classified as Substandard totaled $65.8 million and $18.6 million as of September 30, 2020 and December 31, 2019, respectively. The increase of $47.2 million, or 254%, was concentrated in the commercial loan portfolio. The increase is primarily the result of the risk grade downgrade of six unrelated commercial loans totaling $46.9 million. More specifically, the most significant impact was the downgrade of two relationships with loans totaling $32.5 million originated to finance four separate hotel properties. Other significant loans included in these downgrades were a $5.3 million loan originated to finance a retail commercial real estate project, $3.3 million in loans to finance two movie cinemas, $2.2 million in loans to finance an owner-occupied property that houses a private school, a $1.8 million loan to finance a recreational cabin rental project, and the $1.9 million residential infrastructure loan noted above. Additionally, the risk grade downgrade of seven unrelated commercial relationships with loans totaling $751 thousand, and the acquisition of $3.2 million in Substandard loans from First State, further impacted the total of Substandard commercial loans. Meanwhile, Substandard mortgage loans increased by $1.6 million as a result of long-term erratic payment performance that has required non-accrual status of these loans. In addition, the total increase of Substandard commercial loans was offset by the $2.4 million decrease in the outstanding balance of two performing Substandard loans, which are classified due to identified operational risks, the payoff of $1.8 million of unrelated Substandard loans, and the risk grade upgrade of a loan in the amount of $537 thousand. The remaining change in total Substandard loans is the result of loan amortization. These matters are being monitored and any significant developments will result in reevaluation of the risk grades.

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and non-accrual loans as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
September 30, 2020
Commercial
Commercial Business	$473,803	$5,155	$986	$149	$6,290	$480,093	$8,027	$—
Commercial Real Estate	417,464	200	—	699	899	418,363	1,125	—
Acquisition & Development	127,766	235	—	2,960	3,195	130,961	3,059	—
SBA Paycheck Protection Program	87,909	—	—	—	—	87,909	—	—
Total Commercial	1,106,942	5,590	986	3,808	10,384	1,117,326	12,211	—
Residential	232,758	—	246	1,754	2,000	234,758	2,581	—
Home Equity	34,565	29	95	95	219	34,784	95	—
Consumer	3,986	—	—	—	—	3,986	6	—
Total Loans	$1,378,251	$5,619	$1,327	$5,657	$12,603	$1,390,854	$14,893	$—

December 31, 2019
Commercial
Commercial Business	$537,602	$3,189	$47	$44	$3,280	$540,882	$2,848	$—
Commercial Real Estate	411,070	522	178	—	700	411,770	295	—
Acquisition & Development	110,717	180	—	279	459	111,176	390	—
Total Commercial	1,059,389	3,891	225	323	4,439	1,063,828	3,533	—
Residential	267,515	3,003	549	537	4,089	271,604	1,461	—
Home Equity	34,382	545	84	95	724	35,106	95	—
Consumer	3,610	1	58	28	87	3,697	34	—
Total Loans	$1,364,896	$7,440	$916	$983	$9,339	$1,374,235	$5,123	$—

Troubled Debt Restructurings

The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. At September 30, 2020 and December 31, 2019, the Bank had specific reserve allocations for TDR’s of $1.2 million and $527 thousand, respectively.

Loans considered to be troubled debt restructured loans totaled $11.4 million and $7.7 million as of September 30, 2020 and December 31, 2019, respectively. Of these totals, $2.6 million and $4.4 million, respectively, represent accruing troubled debt restructured loans and represent 15% and 46%, respectively of total impaired loans. Meanwhile, as of September 30, 2020, $2.9 million represent four loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, at $2.2 million, is a commercial loan and the other three of these loans, totaling $647 thousand, are commercial acquisition and development loans that were considered TDR’s due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of September 30, 2020 and December 31, 2019.

During the quarter ended September 30, 2020, no additional loans were classified as TDR's, and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

Three commercial loans to one borrower totaling $6.1 million were classified as TDR’s in the nine months ended September 30, 2020. Upon the identification of financial difficulties on the part of the borrowers, the loans were modified to allow for extended interest-only payments. Meanwhile, four additional commercial loans totaling $400 thousand and one mortgage loan with a balance of $87 thousand were classified as a TDR as a result of extended repayment terms. These loans have paid as agreed under their modified terms.

Two unrelated commercial loans totaling $336 thousand and two unrelated residential real estate loans totaling $227 thousand were classified as TDR’s during the nine months ended September 30, 2019. Upon the identification of financial difficulties on the part of the borrowers, these loans were modified to lower loan payments by lengthening the amortization period beyond what is typical for a commercial loan of this type. These loans have paid as agreed since they were renewed under modified terms.

	New TDR's [1]
	Nine Months Ended September 30, 2020			Three Months Ended September 30, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	5	$6,237	$5,427	—	$—	$—
Commercial Real Estate	2	159	152	—	—	—
Acquisition & Development	—	—	—	—	—	—
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	7	6,396	5,579	—	—	—
Residential	1	87	86	—	—	—
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	8	6,483	5,665	—	—	—

	Nine Months Ended September 30, 2019			Three Months Ended September 30, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial Business	2	$336	$333	—	$—	$—
Commercial Real Estate	—	—	—	—	—	—
Acquisition & Development	—	—	—	—	—	—
SBA Paycheck Protection Program	—	—	—	—	—	—
Total Commercial	2	336	333	—	—	—
Residential	2	227	255	2	227	255
Home Equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	4	$563	$588	2	$227	$255

1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Purchased Credit Impaired Loans

As a result of the FDIC-assisted acquisition of First State on April 3, 2020, the Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The Company did not hold any PCI loans as of September 30, 2019 or December 31, 2019.

The carrying amount of the PCI loan portfolio is as follows:

(Dollars in thousands)	As of September 30, 2020
Commercial	$21,233
Residential	16,549
Home Equity	—
Consumer	1,688
Outstanding balance	$39,470
Carrying amount, net of allowance	$39,373

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	As of September 30, 2020
Beginning balance	$—
New loans purchased	11,746
Accretion of income	(1,593)
Reclassification from non-accretable difference	1,017
Disposals	—
Ending balance	$11,170

For the PCI loan portfolio disclosed above, the Company decreased the allowance for loan losses by $76 thousand during the three-month period ended September 30, 2020 and increased the allowance for loan losses by $97 thousand during the nine-month period ended September 30, 2020.

There were no PCI loans purchased during the three month period ended September 30, 2020. PCI loans purchased during the nine month period ended September 30, 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	As of September 30, 2020
Contractually required payments receivable of loans purchased during the period:
Commercial	$36,046
Residential	47,787
Consumer	2,990
Cash flows expected to be collected at acquisition	$86,823
Fair value of loans acquired at acquisition	$50,235

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected and, as of September 30, 2020, the Company held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020 for the PCI loan portfolio:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2019	$—	$—	$—	$—	$—
Charge-offs	—	(11)	—	—	(11)
Provision	—	108	—	—	108
ALL balance at September 30, 2020	$—	$97	$—	$—	$97
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$—	$97	$—	$—	97

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at June 30, 2020	$121	$52	$—	$—	$173
Charge-offs	—	(11)	—	—	(11)
Provision	(121)	56	—	—	(65)
ALL balance at September 30, 2020	$—	$97	$—	$—	$97

The following table summarizes the primary segments of the Company's PCI loan portfolio as of September 30, 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	21,233	16,549	—	1,688	39,470
Total Loans	21,233	16,549	—	1,688	39,470

The following table represents the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial
Commercial Business	$16,426	$—	$1,385	$—	$17,811
Commercial Real Estate	1,062	—	194	—	1,256
Acquisition & Development	2,009	—	157	—	2,166
Total Commercial	19,497	—	1,736	—	21,233
Residential	14,698	—	1,844	7	16,549
Consumer	1,402	3	—	283	1,688
Total Loans	$35,597	$3	$3,580	$290	$39,470

The following table presents the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-accrual loans as of September 30, 2020:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
September 30, 2020
Commercial
Commercial Business	$15,597	$190	$584	$1,440	$2,214	$17,811	$1,502	$—
Commercial Real Estate	932	—	130	194	324	1,256	72	—
Acquisition & Development	1,308	701	—	157	858	2,166	157	—
Total Commercial	17,837	891	714	1,791	3,396	21,233	1,731	—
Residential	12,588	500	418	3,043	3,961	16,549	3,360	—
Consumer	1,393	2	10	283	295	1,688	283	—
Total Loans	$31,818	$1,393	$1,142	$5,117	$7,652	$39,470	$5,374	$—

As the Company's PCI loan portfolio is accounted for in pools with similar risk characteristics in accordance with ASC 310-30, this portfolio is not subject to the impaired loan and TDR guidance. Rather, the revised estimated future cash flows of the individually modified loans are included in the estimated future cash flows of the pool.

Note 5 – Premises and Equipment

Premises and equipment were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Land	$3,936	$3,105
Buildings and improvements	14,350	13,352
Furniture, fixtures and equipment	16,638	15,553
Construction in progress	1,814	1,019
Leasehold improvements	2,832	1,985
	39,570	35,014
Accumulated depreciation	(13,394)	(13,040)
Net premises and equipment	$26,176	$21,974

The Company leases certain premises and equipment under operating and finance leases. At September 30, 2020, the Company had lease liabilities totaling $18.6 million and right-of-use assets totaling $17.9 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2020, the weighted average remaining lease term for finance leases was 1.9 years and the weighted average discount rate used in the measurement of finance lease liabilities was 2.78%. At September 30, 2020, the weighted average remaining lease term for operating leases was 13.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 2.93%.

Lease costs were as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019
Amortization of right-of-use assets, finance leases	$49	$13	$58	$18
Interest on lease liabilities, finance leases	3	1	6	2
Operating lease cost	1,594	473	1,489	482
Short-term lease cost	26	—	57	16
Variable lease cost	30	10	30	10
Total lease cost	$1,702	$497	$1,640	$528

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2020.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	September 30, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
2020	$54	$1,374
2021	54	1,786
2022	9	1,813
2023	—	1,724
2024	—	1,705
2025 and thereafter	—	14,492
Total future minimum lease payments	$117	$22,894
Less: Amounts representing interest	(3)	(4,426)
Present value of net future minimum lease payments	$114	$18,468

Note 6 – Equity Method Investment

In the third quarter of 2020, the Company acquired a portion of Intercoastal Mortgage, LLC (“ICM”) and recognizes its ownership as an equity method investment initially recorded at fair value. In accordance with Rule 8-03(b)(3) of Regulation S-X, the Company must assess whether its equity method investment is a significant equity method investment. In evaluating the significance of this investment, the Company performed the income, asset, and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the income test, the Company’s proportionate share of its equity method investee's aggregated net income exceeded the applicable threshold of 20%, and accordingly it is required to provide summarized income statement information for this investee for all periods presented.

The following table provides summarized income statement information for the Company's equity method investment for the three and nine months ended September 30, 2020. As ICM did not exist prior to July 1, 2020, no historical financial information is presented.

	Three Months Ended September 30	Nine Months Ended September 30
(Dollars in thousands)	2020	2020
Total revenues	$62,915	$62,915
Gross profit	33,765	33,765
Net income	28,979	28,979

For more information, please see Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Note 7 – Deposits

Deposits were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Noninterest-bearing demand	$642,835	$278,547
Interest-bearing demand	453,024	351,435
Savings and money markets	533,637	363,026
Time deposits, including CDs and IRAs	269,461	272,034
Total deposits	$1,898,957	$1,265,042

Time deposits that meet or exceed the FDIC insurance limit	$15,890	$8,955

Maturities of time deposits were as follows:

(Dollars in thousands)	September 30, 2020
2020	$66,657
2021	108,547
2022	61,757
2023	20,578
2024	11,922
Total	$269,461

Note 8 – Borrowed Funds

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from the Federal Home Loan Bank (“FHLB”), Federal Reserve Discount Window borrowings, and Federal Funds (“Fed Funds”) purchased from correspondent banks to fund its operations and investments. Short-term borrowings totaled $0 at September 30, 2020, compared to $192.1 million at December 31, 2019.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	As of and for the three months ended September 30, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$—	$192,063
Average balance during the period	—	187,226
Maximum month-end balance	—	240,811
Weighted-average rate during the period	—%	2.24%
Weighted-average rate at end of period	0.39%	1.81%
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

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The primary risk with the Company’s repurchase agreements is market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

All of the Company’s repurchase agreements were overnight agreements at September 30, 2020 and December 31, 2019. These borrowings were collateralized with investment securities with a carrying value of $10.7 million and $10.5 million at September 30, 2020 and December 31, 2019, respectively, and were comprised of U.S. agency securities and U.S. sponsored mortgage-backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Repurchase agreements totaled $10.0 million at September 30, 2020, compared to $10.2 million at December 31, 2019.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	As of and for the three months ended September 30, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$10,045	$10,172
Average balance during the period	10,145	11,252
Maximum month-end balance	10,505	14,655
Weighted-average rate during the period	0.17%	0.43%
Weighted-average rate at end of period	0.06%	0.44%

Long-term notes from the FHLB were as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Fixed interest rate note, originated in April 2007, due in April 2022, with interest of 5.18% payable monthly	$—	$822
Fixed interest rate notes, originating in November 2019, due between November 2023 and November 2024, with interest of between 1.78% and 1.81% and interest-only payments monthly	20,000	30,000
Fixed interest rate note, originated in December 2017, due in December 2020, with interest of 2.18% and interest-only payments monthly	5,800	—
	$25,800	$30,822

The fixed interest rate note, originated in December 2017, due in December 2020, with interest of 2.18% and interest-only payments monthly, was acquired as a result of the First State acquisition on April 3, 2020.

In the three months ended September 30, 2020, the Company prepaid two long term notes totaling $10.8 million.

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	As of and for the three months ended September 30, 2020	As of and for the year ended December 31, 2019
Balance at end of period	$4,124	$4,124
Average balance during the period	4,124	12,125
Maximum month-end balance	4,124	17,524
Weighted-average rate during the period	1.94%	6.35%
Weighted-average rate at end of period	1.87%	3.51%

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

The Company reflects subordinated debt in the amount of $4.1 million as of September 30, 2020 and $4.1 million as of December 31, 2019 and interest expense of $78 thousand and $728 thousand for the nine months ended September 30, 2020 and 2019.

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

A summary of maturities of borrowings and subordinated debt over the next five years is as follows (dollars in thousands):

Year	Amount
2020	$5,800
2021	—
2022	—
2023	10,000
2024	10,000
Thereafter	4,124
$29,924

Note 9 – Fair Value of Financial Instruments

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

•Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, and corporate debt securities. There have been no changes in valuation techniques for the three and nine months ended September 30, 2020. Valuation techniques are consistent with techniques used in prior periods. Preferred member interest in an equity method investment and certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. The Company classified investments in government securities as Level II instruments and valued them using the market approach.

•Equity securities – Certain equity securities are recorded at fair value on both a recurring and nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions, and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and nine months ended September 30, 2020. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. agency securities	$—	$53,382	$—	$53,382
U.S. sponsored mortgage-backed securities	—	68,097	—	68,097
Municipal securities	—	111,236	42,108	153,344
Other debt securities	—	—	7,500	7,500
Other securities	—	15,641	—	15,641
Equity securities	144	—	—	144
Loans held for sale	—	2,271	—	2,271
Interest rate swap	—	15,735	—	15,735
Fair value hedge	—	2,272	—	2,272
Bank-owned life insurance	—	36,037	—	36,037
Liabilities:
Interest rate swap	—	15,735	—	15,735
Fair value hedge	—	2,441	—	2,441

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
U.S. agency securities	$—	$51,996	$—	$51,996
U.S. sponsored mortgage-backed securities	—	58,312	—	58,312
Municipal securities	—	75,833	37,259	113,092
Other securities	—	12,421	—	12,421
Loans held for sale	—	109,788	—	109,788
Interest rate lock commitment	—	—	1,660	1,660
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,770	—	1,770
Bank-owned life insurance	—	35,374	—	35,374
Liabilities:
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,418	—	1,418
Mortgage-backed security hedges	—	186	—	186

The following table represents recurring level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2019	$1,660	$37,259	$—	$38,919
Realized and unrealized gains included in earnings	(1,660)	3	—	(1,657)
Purchase of securities	—	21,147	—	21,147
Maturities/calls	—	(15,574)	—	(15,574)
Unrealized gain included in other comprehensive income (loss)	—	5,872	—	5,872
Unrealized loss included in other comprehensive income (loss)	—	(6,599)	—	(6,599)
Balance at September 30, 2020	$—	$42,108	$—	$42,108

Balance at June 30, 2020	$7,338	$40,457	$—	$47,795
Realized and unrealized gains included in earnings	(7,338)	—	—	(7,338)
Purchase of securities	—	368	—	368
Maturities/calls	—	(61)	—	(61)
Unrealized gain included in other comprehensive income (loss)	—	1,810	—	1,810
Unrealized loss included in other comprehensive income (loss)	—	(466)	—	(466)
Balance at September 30, 2020	$—	$42,108	$—	$42,108

Balance at December 31, 2018	$1,750	$33,122	$300	$35,172
Realized and unrealized gains included in earnings	565	—	—	565
Purchase of securities	—	682	1,300	1,982
Unrealized gain included in other comprehensive income (loss)	—	10,707	16,814	27,521
Unrealized loss included in other comprehensive income (loss)	—	(9,062)	—	(9,062)
Balance at September 30, 2019	$2,315	$35,449	$18,414	$56,178

Balance at June 30, 2019	$2,541	$30,537	$1,550	$34,628
Realized and unrealized losses included in earnings	(226)	—	—	(226)
Purchase of securities	—	573	50	623
Unrealized gain included in other comprehensive income (loss)	—	4,339	16,814	21,153
Unrealized loss included in other comprehensive income (loss)	—	—	—	—
Balance at September 30, 2019	$2,315	$35,449	$18,414	$56,178

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

•Other debt securities – Certain debt securities are recorded at fair value on a nonrecurring basis. These other debt securities, which include preferred member interest in an equity method investment, are securities without a readily determinable fair value and are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

•Equity securities – Certain equity securities are recorded at fair value on a nonrecurring basis. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Certain assets of the Company are measured at fair value on a nonrecurring basis were adjusted during the nine months ended September 30, 2020 and the year ended December 31, 2019. The fair value of these assets as of September 30, 2020 and December 31, 2019 are included in the table below:

	September 30, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$15,518	$15,518
Other real estate owned	—	—	6,409	6,409
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	24,020	24,020

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$8,909	$8,909
Other real estate owned	—	—	1,397	1,397
Equity securities	—	—	18,514	18,514

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at September 30, 2020 and December 31, 2019.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2020
Nonrecurring measurements:
Impaired loans	$15,518	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$6,409	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$24,020	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities (Local TIF bonds)	$42,108	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2019
Nonrecurring measurements:
Impaired loans	$8,909	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,397	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Equity securities	$18,514	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities (Local TIF bonds)	$37,259	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,660	Pricing model	Pull through rates	77% - 82%

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

The carrying values and estimated fair values of the Company’s financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2020
Financial assets:
Cash and cash equivalents	$295,823	$295,823	$295,823	$—	$—
Certificates of deposits with other banks	12,301	12,592	—	12,592	—
Securities available-for-sale	297,964	297,964	—	248,356	49,608
Equity securities	24,164	24,164	144	—	24,020
Loans held for sale	2,271	2,271	—	2,271	—
Loans, net	1,402,680	1,422,972	—	—	1,422,972
Mortgage servicing rights	3,136	3,136	—	—	3,136
Interest rate swap	15,735	15,735	—	15,735	—
Accrued interest receivable	7,460	7,460	—	2,084	5,376
Bank-owned life insurance	36,037	36,037	—	36,037	—

Financial liabilities:
Deposits	$1,898,957	$1,972,480	$—	$1,972,480	$—
Repurchase agreements	10,045	10,045	—	10,045	—
FHLB and other borrowings	25,800	26,523	—	26,523	—
Interest rate swap	15,735	15,735	—	15,735	—
Fair value hedge	2,441	2,441	—	2,441	—
Accrued interest payable	417	417	—	417	—
Subordinated debt	4,124	4,124	—	4,124	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$28,002	$28,002	$28,002	$—	$—
Certificates of deposits with other banks	12,549	12,586	—	12,586	—
Securities available-for-sale	235,821	235,821	—	198,562	37,259
Equity securities	18,514	18,514	—	—	18,514
Loans held for sale	109,788	109,788	—	109,788	—
Loans, net	1,362,766	1,364,706	—	—	1,364,706
Mortgage servicing rights	348	348	—	—	348
Interest rate lock commitment	1,660	1,660	—	—	1,660
Interest rate swap	5,722	5,722	—	5,722	—
Fair value hedge	1,770	1,770	—	1,770
Accrued interest receivable	7,909	7,909	—	1,591	6,317
Bank-owned life insurance	35,374	35,374	—	35,374	—

Financial liabilities:
Deposits	$1,265,042	$1,249,135	$—	$1,249,135	$—
Repurchase agreements	10,172	10,172	—	10,172	—
FHLB and other borrowings	222,885	222,891	—	222,891	—
Mortgage-backed security hedges	186	186	—	186	—
Interest rate swap	5,722	5,722	—	5,722	—
Fair value hedge	1,418	1,418	—	1,418	—
Accrued interest payable	1,060	1,060	—	1,060	—
Subordinated debt	4,124	4,124	—	4,124	—

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

Note 10 – Stock Offerings

On August 12, 2019, the Board of Directors of the Company announced the approval of a stock repurchase program, of which 49,100 shares were repurchased for $706 thousand. On August 19, 2020, the Board of Directors of the Company announced the approval of an extension of the existing stock repurchase program. Under the extended programs, the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock over the next 12 months or until the aggregate share repurchases are completed, whichever date comes first, on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specified number of shares of its common stock, and it may be discontinued, suspended, or restarted at any time at the Company's discretion. During the third quarter of 2020, the Company repurchased 82,424 shares totaling $1.3 million. A total of 128,024 shares totaling $1.9 million have been repurchased in 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share
March 1 - March 31, 2020	16,300	$16.00
April 1 - April 30, 2020	—	$—
May 1 - May 31, 2020	100	$14.18
June 1 - June 30, 2020	29,200	$13.53
July 1 - July 31, 2020	3,500	$12.89
August 1 - August 31, 2020	20,532	$13.99
September 1 - September 30, 2020	58,392	$15.63

Note 11 – Net Income Per Common Share

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

	Nine Months Ended September 30		Three Months Ended September 30
(Dollars in thousands except shares and per share data)	2020	2019	2020	2019
Numerator for basic earnings per share:
Net income from continuing operations	$25,573	$22,469	$6,491	$4,346
Less: Dividends on preferred stock	345	364	116	121
Net income from continuing operations available to common shareholders - basic	25,228	22,105	6,375	4,225
Net income from discontinued operations available to common shareholders - basic and diluted	—	427	—	(19)
Net income available to common shareholders - basic	$25,228	$22,532	$6,375	$4,206

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - diluted	$25,228	$22,105	$6,375	$4,225

Denominator:
Total weighted-average shares outstanding	11,948,857	11,661,581	11,948,989	11,731,774
Effect of dilutive stock options and restricted stock units	236,280	295,804	167,429	366,561
Total diluted weighted-average shares outstanding	12,185,137	11,957,385	12,116,418	12,098,335

Earnings per share from continuing operations - basic	$2.11	$1.89	$0.53	$0.36
Earnings per share from discontinued operations - basic	$—	$0.04	$—	$—
Earnings per share - basic	$2.11	$1.93	$0.53	$0.36
Earnings per share from continuing operations - diluted	$2.07	$1.84	$0.53	$0.35
Earnings per share from discontinued operations - diluted	$—	$0.04	$—	$—
Earnings per share - diluted	$2.07	$1.88	$0.53	$0.35

For the three months ended September 30, 2020 and 2019, approximately 850 thousand and 389 thousand, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the nine months ended September 30, 2020 and 2019, approximately 815 thousand and 396 thousand, respectively, options to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the three months ended September 30, 2020 and 2019, approximately 188 thousand and 113 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

For the nine months ended September 30, 2020 and 2019, approximately 179 thousand and 120 thousand shares, respectively, of restricted stock units were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Note 12 – Segment Reporting

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

Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage origination process. The mortgage banking services are conducted by MVB Mortgage. On July 1, 2020, the Company announced the completion of MVB Mortgage’s combination with Intercoastal Mortgage Company, to become one of the largest independently-owned residential mortgage lending operations in the Mid-Atlantic region: ICM. The Company has recognized its ownership as an equity method investment, initially recorded at fair value. Income related to this equity method investment is included in the Mortgage Banking segment.

Information about the reportable segments and reconciliation to the consolidated financial statements for the three and nine-month periods ended September 30, 2020 and September 30, 2019 are as follows:

Three Months Ended September 30, 2020	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,737	$78	$—	$(188)	$18,627
Interest expense	2,553	232	20	(188)	2,617
Net interest income	16,184	(154)	(20)	—	16,010
Provision for loan losses	8,631	—	—	—	8,631
Net interest income after provision for loan losses	7,553	(154)	(20)	—	7,379

Noninterest Income:
Mortgage fee income	26	7,238	—	—	7,264
Other income	3,080	9,555	1,481	(1,982)	12,134
Total noninterest income	3,106	16,793	1,481	(1,982)	19,398

Noninterest Expenses:
Salaries and employee benefits	7,526	82	2,911	—	10,519
Other expense	8,389	68	1,271	(1,982)	7,746
Total noninterest expenses	15,915	150	4,182	(1,982)	18,265

Income (loss) before income taxes	(5,256)	16,489	(2,721)	—	8,512
Income tax expense (benefit)	(1,556)	4,245	(668)	—	2,021
Net income (loss)	$(3,700)	$12,244	$(2,053)	$—	$6,491
Preferred stock dividends	—	—	116	—	116
Net income (loss) available to common shareholders	$(3,700)	$12,244	$(2,169)	$—	$6,375

Capital Expenditures for the three-month period ended September 30, 2020	$1,652	$—	$—	$—	$1,652
Total Assets as of September 30, 2020	2,225,615	56,646	238,564	(306,366)	2,214,459
Total Assets as of December 31, 2019	1,953,975	248,382	216,411	(474,654)	1,944,114
Goodwill as of September 30, 2020	2,350	—	—	—	2,350
Goodwill as of December 31, 2019	2,748	16,882	—	—	19,630

Three Months Ended September 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$19,299	$2,288	$9	$(558)	$21,038
Interest expense	4,806	1,811	156	(769)	6,004
Net interest income	14,493	477	(147)	211	15,034
Provision for loan losses	625	32	—	—	657
Net interest income after provision for loan losses	13,868	445	(147)	211	14,377

Noninterest income:
Mortgage fee income	121	11,587	—	(212)	11,496
Other income	2,138	1,112	1,516	(1,566)	3,200
Total noninterest income	2,259	12,699	1,516	(1,778)	14,696

Noninterest Expense:
Salaries and employee benefits	4,820	8,318	2,300	—	15,438
Other expense	6,113	2,142	1,254	(1,567)	7,942
Total noninterest expenses	10,933	10,460	3,554	(1,567)	23,380

Income (loss) before income taxes	5,194	2,684	(2,185)	—	5,693
Income tax expense (benefit)	1,130	725	(508)	—	1,347
Net income (loss) from continuing operations	4,064	1,959	(1,677)	—	4,346
Income from discontinued operations, before income taxes	—	—	(25)	—	(25)
Income tax expense - discontinued operations	—	—	(6)	—	(6)
Net income from discontinued operations	—	—	(19)	—	(19)
Net income (loss)	$4,064	$1,959	$(1,696)	$—	$4,327
Preferred stock dividends	—	—	121	—	121
Net income (loss) available to common shareholders	$4,064	$1,959	$(1,817)	$—	$4,206

Capital Expenditures for the three-month period ended September 30, 2019	$414	$23	$77	$—	$514
Total Assets as of September 30, 2019	1,959,817	272,007	210,715	(480,587)	1,961,952
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of September 30, 2019	2,748	16,882	—	—	19,630
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Nine Months Ended September 30, 2020	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$56,693	$6,034	$2	$(1,629)	$61,100
Interest expense	9,418	3,136	78	(2,171)	10,461
Net interest income	47,275	2,898	(76)	542	50,639
Provision for loan losses	16,361	4	—	—	16,365
Net interest income after provision for loan losses	30,914	2,894	(76)	542	34,274

Noninterest Income:
Mortgage fee income	176	33,793	—	(542)	33,427
Other income	24,218	19,347	4,664	(5,895)	42,334
Total noninterest income	24,394	53,140	4,664	(6,437)	75,761

Noninterest Expenses:
Salaries and employee benefits	19,562	21,550	8,248	—	49,360
Other expense	24,172	4,780	3,837	(5,895)	26,894
Total noninterest expenses	43,734	26,330	12,085	(5,895)	76,254

Income (loss) before income taxes	11,574	29,704	(7,497)	—	33,781
Income tax expense (benefit)	2,336	7,696	(1,824)	—	8,208
Net income (loss)	$9,238	$22,008	$(5,673)	$—	$25,573
Preferred stock dividends	—	—	345	—	345
Net income (loss) available to common shareholders	$9,238	$22,008	$(6,018)	$—	$25,228

Capital Expenditures for the nine-month period ended September 30, 2020	$4,092	$99	$20	$—	$4,211
Total Assets as of September 30, 2020	2,225,615	56,646	238,564	(306,366)	2,214,459
Total Assets as of December 31, 2019	1,953,975	248,382	216,411	(474,654)	1,944,114
Goodwill as of September 30, 2020	2,350	—	—	—	2,350
Goodwill as of December 31, 2019	2,748	16,882	—	—	19,630

Nine Months Ended September 30, 2019	Commercial & Retail Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$56,446	$5,858	$12	$(1,185)	$61,131
Interest expense	14,303	4,303	728	(1,738)	17,596
Net interest income	42,143	1,555	(716)	553	43,535
Provision for loan losses	1,497	60	—	—	1,557
Net interest income after provision for loan losses	40,646	1,495	(716)	553	41,978

Noninterest Income:
Mortgage fee income	507	28,076	—	(553)	28,030
Other income	19,168	2,723	4,790	(4,863)	21,818
Total noninterest income	19,675	30,799	4,790	(5,416)	49,848

Noninterest Expenses:
Salaries and employee benefits	13,435	20,515	6,502	—	40,452
Other expense	16,958	6,009	3,662	(4,863)	21,766
Total noninterest expenses	30,393	26,524	10,164	(4,863)	62,218

Income (loss) before income taxes	29,928	5,770	(6,090)	—	29,608
Income tax expense (benefit)	6,969	1,574	(1,404)	—	7,139
Net income (loss) from continuing operations	22,959	4,196	(4,686)	—	22,469
Income from discontinued operations, before income taxes	—	—	575	—	575
Income tax expense - discontinued operations	—	—	148	—	148
Net income from discontinued operations	—	—	427	—	427
Net income (loss)	$22,959	$4,196	$(4,259)	$—	$22,896
Preferred stock dividends	—	—	364	—	364
Net income (loss) available to common shareholders	$22,959	$4,196	$(4,623)	$—	$22,532

Capital Expenditures for the three-month period ended September 30, 2019	$915	$83	$136	$—	$1,134
Total Assets as of September 30, 2019	1,959,817	272,007	210,715	(480,587)	1,961,952
Total Assets as of December 31, 2018	1,753,932	165,430	196,537	(364,930)	1,750,969
Goodwill as of September 30, 2019	2,748	16,882	—	—	19,630
Goodwill as of December 31, 2018	1,598	16,882	—	—	18,480

Commercial & Retail Banking

For the three months ended September 30, 2020, the Commercial & Retail Banking segment lost $3.7 million compared to earning $4.1 million in 2019.

The loss was driven by an increase in provision expense of $8.0 million due to the recognition of increased risk within the loan portfolio as a result of the COVID-19 pandemic reflected through analysis of the qualitative adjustment factors, changes in the total outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and resulting changes in the historical loss rates.

Net interest income increased by $1.7 million, primarily the result of a decrease of $421 thousand in interest and fees on loans offset by a decrease of $2.6 million in interest on deposits. The decrease in interest and fees on loans was the result of a 56-basis point decrease in the yield on commercial loans, despite an increase of $157.6 million in the average loan balances of commercial loans. The decrease in interest on deposits was the result of a decrease of 95 basis points in the cost of interest-bearing liabilities, despite an increase of $117.5 million in the average balance of deposits. In addition, a $500 thousand prepayment penalty was recorded for paying off long term borrowings, of which $10.8 million was paid off during the three months ended September 30,

2020.

Noninterest income increased by $847 thousand, primarily the result of an increase of $1.1 million in compliance consulting income, which was partially offset by a decrease of $616 thousand in commercial swap fee income.

Noninterest expense increased by $5.0 million, primarily the result of an increase of $2.7 million in salaries and employee benefits expense, an increase of $802 thousand in other operating expenses, an increase of $572 thousand in professional fees, an increase of $485 thousand in data processing and communications expense, an increase of $277 thousand in occupancy and equipment expense, and an increase of $176 thousand in insurance, tax, and assessment expense. The increase in salaries and employee benefits expense is primarily the result of the build out of the Fintech team, the acquisition of Chartwell in September 2019 and the build out of other Company personnel. The increases in professional fees and data processing and communications expense were primarily the result of deal costs related to the acquisition of First State, the acquisition of Paladin, LLC, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

For the nine months ended September 30, 2020, the Commercial & Retail Banking segment earned $9.2 million compared to $23.0 million in 2019.

Provision expense increased $14.9 million due to the recognition of increased risk within the loan portfolio as a result of the COVID-19 pandemic reflected through analysis of the qualitative adjustment factors, changes in the total outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and resulting changes in the historical loss rates. In addition, adjustments to the loan portfolio segmentation used within the allowance for loan losses calculation impacted provision expense.

Net interest income increased by $5.1 million, primarily the result of an increase of $864 thousand in interest and fees on loans and a decrease of $4.3 million in interest on deposits. The increase in interest and fees on loans was the result of $1.0 million in accretion from the acquired First State loans and an increase of $164.9 million in the average loan balances of commercial loans, in spite of a 44-basis point decrease in the yield on commercial loans. The decrease in interest on deposits was the result of a decrease of 72 basis points in the cost of interest-bearing liabilities, despite an increase of $129.6 million in the average balance of deposits. In addition, a $500 thousand prepayment penalty was recorded as interest expense for paying off long term borrowings, of which $10.8 million was paid off during the three months ended September 30, 2020.

Noninterest income increased by $4.7 million which was the result of an increase of $9.6 million in the gain on sale of banking centers, an increase of $4.7 million in the bargain purchase gain, an increase of $3.0 million in compliance consulting income, and an increase of $1.0 million in the gain on sale of available-for-sale securities. These increases were partially offset by a decrease of $13.5 million in the holding gain on equity securities.

Noninterest expense increased by $13.3 million, primarily the result of an increase of $6.1 million in salaries and employee benefits expense, an increase of $3.1 million in professional fees, an increase of $1.4 million in data processing and communications expense, an increase of $1.5 million in other operating expenses, and an increase of $579 thousand in travel, entertainment, dues, and subscriptions expense. The increase in salaries and employee benefits expense is primarily the result of the build out of the Fintech team the acquisition of Chartwell in September 2019 and the build out of other Company personnel. The increases in professional fees and data processing and communications expense were primarily the result of deal costs related to the acquisition of First State, the acquisition of Paladin, LLC, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

Mortgage Banking

On July 1, 2020, the Company announced the completion of MVB Mortgage’s combination with Intercoastal Mortgage Company, to become one of the largest independently-owned residential mortgage lending operations in the Mid-Atlantic region: ICM. The Company has recognized its ownership as an equity method investment, initially recorded at fair value. Income related to this equity method investment is included in the Mortgage Banking segment. The income from this equity method investment will replace the net interest income and mortgage fee income reported in prior periods.

For the three months ended September 30, 2020, the Mortgage Banking segment earned $12.2 million compared to $2.0 million in 2019.

Net interest income decreased $631 thousand, which was the result of a decrease of $2.2 million in interest and fees on loans, partially offset by a decrease of $1.6 million in interest on FHLB and other borrowings. The decrease in interest and fees on loans was due to a decrease of $145.5 million in average real estate loans. The decrease in interest on FHLB and other borrowings was due to a decrease in short-term borrowing rates.

Noninterest income increased by $4.1 million, primarily the result of an increase of $13.6 million in equity method investment income and an increase of $3.3 million in the gain on the mortgage combination transaction. These increases were partially offset by a decrease of $8.6 million in the gain on derivatives and a decrease of $4.3 million in mortgage fee income. The decreases in both the gain on derivatives and mortgage fee income are directly related to the mortgage transaction that occurred on July 1, 2020. The Mortgage Banking segment retained all the loans held-for-sale that existed at the time of the transaction and the majority were sold during the third quarter 2020.

Noninterest expense decreased by $10.3 million, which was the result of a decrease of $8.2 million in salaries and employee benefits expense, a decrease of $724 thousand in mortgage processing expense, a decrease of $456 thousand in travel, entertainment, dues, and subscriptions expense, and a decrease of $357 thousand in occupancy and equipment expense. These decreases were a direct result of the mortgage transaction that occurred on July 1, 2020.

For the nine months ended September 30, 2020, the Mortgage Banking segment earned $22.0 million compared to $4.2 million in 2019. As noted above, many of the differences noted below are also affected by the mortgage transaction that occurred on July 1, 2020.

Net interest income increased by $1.3 million, which was the result of an increase of $176 thousand in interest and fees on loans, partially offset by a decrease of $1.2 million in interest on FHLB and other borrowings. The increase in interest and fees on loans was primarily the result of an increase of $30.4 million in average real estate loans. The decrease in interest on FHLB and other borrowings was due to a decrease in short-term borrowing rates.

Noninterest income increased by $22.3 million, primarily the result of an increase of $13.6 million in equity method investment income, an increase of $5.7 million in mortgage fee income, and an increase of $3.3 million in the gain on mortgage combination transaction. The increase in mortgage fee income was driven by an increase of $304.4 million in mortgage loans sold for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Noninterest expense decreased by $194 thousand, which was the result of a decrease of $509 thousand in mortgage processing expense, a decrease of $436 thousand in travel, entertainment, dues, and subscriptions expense, and a decrease of $390 thousand in occupancy and equipment expense. These decreases were partially offset by an increase of $1.0 million in salaries and employees benefits expense, due to an increase in mortgage production volume, and an increase of $365 thousand in professional fees.

Financial Holding Company

For the three months ended September 30, 2020, the Financial Holding Company segment lost $2.1 million compared to a loss of $1.7 million from continuing operations in 2019. Interest expense decreased $136 thousand, noninterest income decreased $35 thousand, and noninterest expense increased $628 thousand. In addition, the income tax benefit increased $160 thousand. The decrease in interest expense was due to a $136 thousand decrease in interest on subordinated debt. The decrease in noninterest income was primarily the result of a decrease of $69 thousand in the holding gain on equity securities that was partially offset by an increase of $17 thousand in the gain on sale of securities. The increase in noninterest expense was primarily the result of an increase of $611 thousand in salaries and employee benefits expense and an increase of $140 thousand in professional fees.

For the nine months ended September 30, 2020, the Financial Holding Company segment lost $5.7 million compared to a loss of $4.7 million from continuing operations in 2019. Interest expense decreased $650 thousand, noninterest income decreased $126 thousand, and noninterest expense increased $1.9 million. In addition, the income tax benefit increased $420 thousand. The decrease in interest expense was due to a $650 thousand decrease in interest on subordinated debt. The decrease in noninterest income was primarily the result of a decrease of $168 thousand in the holding gain on equity securities. The increase in noninterest expense was primarily the result of an increase of $1.7 million in salaries and employee benefits expense and an increase of $533 thousand in professional fees.

Note 13 – Pension and Supplemental Executive Retirement Plans

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

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of September 30, 2020 and 2019 is as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Service cost	$—	$—	$—	$—
Interest cost	273	294	91	98
Expected Return on Plan Assets	(327)	(306)	(109)	(102)
Amortization of Net Actuarial Loss	315	204	105	68
Amortization of Prior Service Cost	—	—	—	—
Net Periodic Benefit Cost	$261	$192	$87	$64
Contributions Paid	$587	$270	$119	$90

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If executive completes three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.0 million and $783 thousand as of September 30, 2020 and December 31, 2019, respectively. Service cost was $0 thousand and $102 thousand for the three-month periods ended September 30, 2020 and 2019, respectively. Service cost was $219 thousand and $305 thousand for the nine-month periods ended September 30, 2020 and 2019, respectively.

Note 14 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) nine months ended September 30, 2020 and 2019:

(Dollars in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected line item in the Statement where Net Income is presented
Available-for-sale securities
Unrealized holding gains (losses)	$865	$(179)	$35	$(11)	Gain (loss) on sale of securities
	865	(179)	35	(11)	Total before tax
	(234)	48	(9)	2	Income tax expense
	631	(131)	26	(9)	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(315)	(204)	(105)	(68)	Salaries and benefits
	(315)	(204)	(105)	(68)	Total before tax
	85	55	28	18	Income tax expense
	(230)	(149)	(77)	(50)	Net of tax
Investment hedge
Carrying value adjustment	738	162	(95)	36	Interest on investment securities - taxable
	738	162	(95)	36	Total before tax
	(199)	(44)	26	(10)	Income tax expense
	539	118	(69)	26	Net of tax

Total reclassifications	$940	$(162)	$(120)	$(33)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at December 31, 2019	$2,942	$(4,295)	$32	$(1,321)
Other comprehensive income (loss) before reclassification	2,329	(1,320)	—	1,009
Amounts reclassified from AOCI	(631)	230	(539)	(940)
Net current period OCI	1,698	(1,090)	(539)	69
Balance at September 30, 2020	$4,640	$(5,385)	$(507)	$(1,252)

Balance at June 30, 2020	$3,771	$(5,388)	$(576)	$(2,193)
Other comprehensive income (loss) before reclassification	895	(74)	—	821
Amounts reclassified from AOCI	(26)	77	69	120
Net current period OCI	869	3	69	941
Balance at September 30, 2020	$4,640	$(5,385)	$(507)	$(1,252)

Balance at December 31, 2018	(3,384)	(3,422)	—	(6,806)
Other comprehensive income (loss) before reclassification	5,776	(1,274)	—	4,502
Amounts reclassified from AOCI	131	149	(118)	162
Net current period OCI	5,907	(1,125)	(118)	4,664
Balance at September 30, 2019	$2,523	$(4,547)	$(118)	$(2,142)

Balance at July 1, 2019	1,520	(3,942)	(92)	(2,514)
Other comprehensive income (loss) before reclassification	994	(655)	—	339
Amounts reclassified from AOCI	9	50	(26)	33
Net current period OCI	1,003	(605)	(26)	372
Balance at September 30, 2019	$2,523	$(4,547)	$(118)	$(2,142)

Note 15 – Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

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

Interchange and Debit Card Transaction Fees

Interchange and debit card transaction fees are primarily comprised of interchange fees earned whenever the Bank’s debit and credit cards are processed through card payment networks, such as Visa. The Bank’s performance obligation for debit card and interchange income is generally satisfied, and the related revenue recognized, on a transactional basis. Payment is typically received immediately or in the following month.

Compliance Consulting Income

Compliance consulting income is comprised of consulting revenue generated by Chartwell and Paladin. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention, and enterprise risk management services that include consulting, outsourcing, testing, and training solutions. Paladin provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies, and other vendors to help clients and partners defend against threats. Chartwell and Paladin account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The services promised are then evaluated in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Both Chartwell and Paladin's services included in its contracts are distinct from one another. The transaction price for each contract is determined based upon the consideration expected to be received for the distinct services being provided under the contract. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, factors considered include contract terms, payment terms, an whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope but will generally include the review and/or preparation of regulatory filings, business plans, financial models, and other risk management services to customers within financial industries. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement.

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

The following presents noninterest income, segregated by revenue streams in scope and out of scope of Topic 606, for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Service charges on deposit accounts	$1,206	$985	$470	$337
Interchange and debit card transaction fees	510	472	168	150
Compliance consulting income	3,035	25	1,084	25
Other	453	379	70	108
Noninterest income in scope of Topic 606	5,204	1,861	1,792	620
Noninterest income out of scope of Topic 606	70,557	47,987	17,606	14,076
Total noninterest income	$75,761	$49,848	$19,398	$14,696
Note 16 – Discontinued Operations

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

There were no assets or liabilities related to discontinued operations at September 30, 2020 or December 31, 2019.

Net income from discontinued operations, net of tax, for the three and nine months ended September 30, 2020 and 2019, was as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
NONINTEREST INCOME
Other operating income	$—	$575	$—	$(25)
Total noninterest income	—	575	—	(25)

Income (loss) from discontinued operations, before income taxes	$—	$575	$—	$(25)
Income tax expense (benefit) - discontinued operations	—	148	—	(6)
Net income (loss) from discontinued operations	$—	$427	$—	$(19)
Note 17 – Acquisitions and Divestitures

The First State Bank Acquisition

As previously disclosed, on April 3, 2020, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver for First State, Barboursville, WV, providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. This was deemed to be a strategic opportunity to acquire deposits and certain assets of an institution that operated in counties contiguous to the Company's Southern WV market and further solidified the strategy for growth within core commercial markets. The Company has accounted for this acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations, whereby the assets acquired and liabilities assumed were recorded by the Company at their estimated fair values as of their acquisition date. Fair value estimates were based on management's acceptance of a fair market valuation analysis performed by an independent third-party firm.

In first quarter 2020, the Bank submitted a bid to the FDIC which included a bid based upon acquiring loans at a discounted amount, and also assuming the deposits of First State with no deposit premium. The Bank was notified that it was the winning bidder in the process, and the net asset discount accepted by the FDIC was $33.2 million. Immediately after the closing of this transaction, the FDIC remitted these funds to the Bank. As part of this transaction the Bank acquired three branch locations in Barboursville, Teays Valley, and Huntington, WV. for aggregate consideration of approximately $1.5 million. Also included was other real estate owned (“OREO”) at 46.5% of the book value, along with deposits with an aggregate value of approximately $140.0 million, cash and investment securities of $37.0 million and loans with a book value of $83.5 million. Net proceeds received from the FDIC for the transaction was $39.6 million.

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

The statement of net assets acquired and the resulting bargain purchase gain recorded is presented in the following tables. As explained in the notes that accompany the following table, the assets acquired and liabilities assumed were recorded at the acquisition date fair value.

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

The following table summarizes the assets acquired and liabilities assumed in the First State acquisition as of the acquisition date, and the pre-tax bargain purchase gain of $4.7 million recognized on the transaction.

(Dollars in thousands)
Assets acquired at fair value:
Cash and cash equivalents	$26,053
Investment securities - available for sale at fair value	10,964
Loans	60,653
OREO	12,090
Premises and equipment, net	1,570
Accrued interest receivable and other assets	2,445
Total fair value of assets acquired	$113,775

Liabilities assumed at fair value:
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

At the acquisition of First State, the Company recorded all loans acquired at the estimated fair value on the purchase date with no carryover of the related allowance for loan losses. On the acquisition date, the Company segmented the loan portfolio into six loan pools: performing commercial, performing commercial real estate, performing consumer and residential real estate, classified commercial, classified commercial real estate, and classified consumer and residential real estate. Of the 934 loans acquired, 663 were determined to be of deteriorated credit and will be accounted for under ASC 310-30 and considered PCI loans. The 271 remaining loans acquired will be accounted for under ASC 310-20 and considered purchased performing loans. Other purchased loans include premium finance loans, credit cards, and overdrawn escrow accounts.

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

The following table discloses the impact of the FDIC-assisted acquisition of First State since the acquisition date through

September 30, 2020. This table also presents certain pro forma information (net interest income and noninterest income and net income) as of the First State acquisition had occurred on January 1, 2019. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Deal-related costs from the First State acquisition of $1.2 million have been excluded from the three- and nine-month periods of 2020 pro forma information presented below and included in the three and nine-month periods of 2019 pro forma information below. The actual results and pro forma information were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	Revenue	Net Income	Revenue	Net Income
2020:
Actual First State results included in Consolidated Statements of Income since acquisition date	$7,215	$2,634	$5,270	$(319)
Supplemental consolidation pro forma as if First State had been acquired January 1, 2019	$134,877	$22,872	$38,025	$6,491

2019:
Supplemental consolidation pro forma as if First State had been acquired January 1, 2019	$119,679	$25,285	$37,076	$4,236

Paladin, LLC Acquisition

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

Divestiture of Four Eastern Panhandle, WV Branches

On April 24, 2020, the Company completed the previously announced sale of certain assets and liabilities of four branch locations to Summit Financial Group, Inc. Summit assumed $188.1 million in deposits and acquired $36.8 million in loans, as well as cash, real property, personal property and other fixed assets. The Company recognized a gain of $9.6 million related to this transaction and was recorded in noninterest income for the nine months ended September 30, 2020. The associated assets and liabilities were included in C. Assets and deposits of branches held for sale were $0 as of September 30, 2020. The completion of this sale resulted in the Company exiting the Eastern Panhandle, WV market.

MVB Mortgage Combination with Intercoastal Mortgage Company

On July 1, 2020, the Company announced the completion of MVB Mortgage’s combination with Intercoastal Mortgage Company, to become one of the largest independently-owned residential mortgage lending operations in the Mid-Atlantic region: ICM. Per the terms of the agreement, MVB Mortgage contributed substantially all of its assets and in exchange received common units representing 47% of the common interest of ICMC, as well as $7.5 million in preferred units. The Company has recognized its ownership as an equity method investment, initially recorded at fair value. The Company recognized a gain on this transaction of $3.3 million, as reported in noninterest income.

Acquisition of Grand Software

On August 7, 2020, MVB Technology, LLC, a newly formed West Virginia limited liability company and wholly owned subsidiary of the Bank, entered into an Asset Purchase Agreement with Invest Forward, Inc., a Delaware corporation doing business as Grand. Pursuant to the Purchase Agreement, MVB Technology acquired the assets of Grand. The purchase price of the transaction consisted of cash totaling $1.0 million, plus the conversion of MVB’s note with Invest Forward. As of September 30, 2020, the assets acquired were recorded in premises and equipment with a balance of $1.3 million.

For further discussion on deal-related costs, see "Noninterest Expense" section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents management’s discussion and analysis of our consolidated financial condition at September 30, 2020 and December 31, 2019 and the results of our operations for the three and nine months ended September 30, 2020 and 2019. This discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes to consolidated financial statements included in the Form 10-K.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively “we,” “our,” or “us”), including the Bank; and
•statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook,” or similar expressions.

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

Summary of Results of Operations

	Nine Months Ended September 30		Three Months Ended September 30
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Earnings and Per Share Data:
Net income from continuing operations	$25,573	$22,469	$6,491	$4,346
Net income (loss) from discontinued operations	—	427	—	(19)
Net income	25,573	22,896	6,491	4,327
Net income available to common shareholders	25,228	22,532	6,375	4,206
Earnings per share from continuing operations - basic	2.11	1.89	0.53	0.36
Earnings per share from discontinued operations - basic	—	0.04	—	—
Earnings per share - basic	2.11	1.93	0.53	0.36
Earnings per share from continuing operations - diluted	2.07	1.84	0.53	0.35
Earnings per share from discontinued operations - diluted	—	0.04	—	—
Earnings per share - diluted	2.07	1.88	0.53	0.35
Cash dividends paid per common share	0.27	0.125	0.09	0.05
Book value per common share	19.07	16.84	19.07	16.84
Weighted average shares outstanding - basic	11,948,857	11,661,581	11,948,989	11,731,774
Weighted average shares outstanding - diluted	12,185,137	11,957,385	12,116,418	12,098,335

Performance Ratios:
Return on average assets - continuing operations [1]	1.63%	1.64%	1.21%	0.92%
Return on average assets - discontinued operations [1]	—%	0.03%	—%	—%
Return on average assets [1]	1.63%	1.67%	1.21%	0.92%
Return on average equity - continuing operations [1]	15.37%	15.69%	11.25%	8.54%
Return on average equity - discontinued operations [1]	—%	0.30%	—%	(0.04)%
Return on average equity [1]	15.37%	15.99%	11.25%	8.50%
Net interest margin 2 3	3.60%	3.51%	3.35%	3.48%
Efficiency ratio [4]	60.33%	66.63%	51.58%	78.64%
Overhead ratio 1 5	4.85%	4.55%	3.40%	4.96%

Asset Quality Data and Ratios:
Charge-offs	$1,890	$676	$111	$—
Recoveries	$17	$54	$5	$49
Net loan charge-offs to total loans 1 6	0.17%	0.06%	0.03%	(0.01)%
Allowance for loan losses	$25,913	$11,874	$25,913	$11,874
Allowance for loan losses to total loans [7]	1.81%	0.86%	1.81%	0.86%
Nonperforming loans	$14,893	$5,627	$14,893	$5,627
Nonperforming loans to total loans	1.04%	0.41%	1.04%	0.41%

Capital Ratios:
Equity to assets	10.57%	10.51%	10.57%	10.51%
Bank Leverage ratio	10.64%	9.88%	10.64%	9.88%
Bank Common equity Tier 1 capital ratio	14.63%	11.83%	14.63%	11.83%
Bank Tier 1 risk-based capital ratio	14.63%	11.83%	14.63%	11.83%
Bank Total risk-based capital ratio	15.89%	12.62%	15.89%	12.62%
1 Annualized for the quarterly periods presented
2 Net interest income as a percentage of average interest earning assets
3 Presented on a fully tax-equivalent basis
4 Noninterest expense as a percentage of net interest income and noninterest income
5 Noninterest expense as a percentage of average assets
6 Charge-offs less recoveries
7 Excludes loans held for sale

Introduction

Corporate Overview

MVB Financial Corp. is a financial holding company and was organized in 2003. MVB operates principally through its wholly owned subsidiaries, MVB Bank, Inc. MVB Bank’s operating subsidiaries include MVB Mortgage, MVB Insurance, MVB CDC, Chartwell, Paladin, and MVB Technology.

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

On November 21, 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc., a subsidiary of Summit Financial Group, Inc. pursuant to which Summit will purchase certain assets and assume certain liabilities of three branch locations in Berkeley County, WV and one branch location in Jefferson County, WV. Pursuant to the terms of the Purchase Agreement, Summit has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, real property, personal property, and other fixed assets associated with the branch locations. The Company closed this transaction on April 24, 2020, as discussed further in Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On March 2, 2020, the Bank and PMG (dba MVB Mortgage), entered into an Agreement by and among the Bank, PMG, Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the mortgage origination services businesses of PMG and Intercoastal. Pursuant to the terms of the Agreement, on the closing date, Intercoastal converted into a Virginia limited liability company and PMG contributed substantially all of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of Intercoastal, representing 47% of the common interest of Intercoastal, as well as $7.5 million in preferred units (the “Transaction”). The completion of the Transaction was subject to certain regulatory approvals, conditions precedent and normal customary closing conditions. In the Agreement, the Bank, MVB Mortgage, and Intercoastal made customary representations, warranties, and covenants, including covenants to enter into ancillary agreements related to the Transaction and the operation of the business following the completion of the Transaction. The Company recognizes its ownership as an equity method investment, initially recorded at fair value. This transaction was closed on July 1, 2020, as discussed further in Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On April 3, 2020, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver for The First State Bank, Barboursville, W.Va., providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. First State depositors automatically became depositors of the Bank and, subject to the insurance limitations, deposits will continue to be insured by the FDIC without interruption. In the Agreement, the Bank agreed to pay no deposit premium and to acquire the assets at a discount to book value. The Bank also acquired three branch locations in Barboursville, Teays Valley, and Huntington, W.Va. This transaction is discussed further in Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On April 17, 2020, Paladin Fraud, LLC, a West Virginia limited liability company and indirect wholly owned subsidiary of MVB Financial Corporation, entered into an Asset Purchase Agreement by and among Paladin Fraud, Paladin, LLC, a Washington limited liability company, James Houlihan and Jamon Whitehead. Pursuant to the Purchase Agreement, and upon the terms and conditions set forth therein, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin, LLC. This transaction is discussed further in Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

On August 7, 2020, MVB Technology, LLC, a newly formed West Virginia limited liability company and wholly owned subsidiary of the Bank, entered into an Asset Purchase Agreement with Invest Forward, Inc., a Delaware corporation doing business as Grand. Pursuant to the Purchase Agreement, MVB Technology acquired the assets of Grand. The purchase price of the transaction consisted of cash totaling $1.0 million, plus the conversion of MVB’s note with Invest Forward. This transaction is discussed further in Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

At September 30, 2020, the Company had 338 full-time equivalent employees.

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

The most significant accounting policies followed by the Company are presented in Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and accounting for business combinations to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1, “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Form 10-K, describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Allowance for Loan Losses” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q.

Accounting for business combinations involves the allocation of the fair value of the purchase consideration of acquisitions to the tangible assets, liabilities, and intangible assets acquired based on their estimated fair values. Purchase price allocations for business acquisitions require significant judgments, particularly with regards to the determination of value of identifiable assets, liabilities, and goodwill. Often, third-party consultants are used to assist in valuations requiring complex estimation. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of assets acquired or liabilities assumed. On the date of acquisition, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income. Loans that do not have evidence of credit deterioration at acquisition are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs. For more information on the Company's business combinations, please see Note 17, “Acquisitions and Divestitures” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q. For more information on the Company's loan portfolio, please see Note 4, “Loans and Allowance for Loan Losses” of the Notes to the Consolidated Financial Statements, included in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Results of Operations

Overview of the Statements of Income

For the three months ended September 30, 2020, the Company earned $6.5 million compared to $4.3 million in the third quarter of 2019, excluding discontinued operations. Net interest income increased by $1.0 million, provision for loan losses increased by $8.0 million, noninterest income increased by $4.7 million, and noninterest expenses decreased by $5.1 million.

The increase in net interest income was driven by a decrease of $3.4 million in interest expense outpacing a decrease of $2.4 million in interest income.

The decrease in interest expense of $3.4 million was due to the cost of interest-bearing liabilities decreasing by 95 basis points, primarily due to a decrease in cost of funds on money market checking of 134 basis points and a decrease in cost of funds on certificates of deposits of 105 basis points, which was driven by a decrease in average interest-bearing liabilities of $65.3 million. The decrease in interest expense was mainly driven by a $1.1 million decrease in interest expense on certificates of deposit, through a decrease in the rates on certificates of deposits, and a $1.0 million decrease in interest expense on money market checking, as a result of a decrease in rates. Certificates of deposit decreased by $31.9 million while the cost of funds on certificates of deposit decreased by 105 basis points compared to the three months ended September 30, 2019. Money market checking increased by $145.6 million while the cost of funds on money market checking decreased by 134 basis points compared to the three months ended September 30, 2019.

The decrease in interest income was due to the tax-equivalent yield on loans and loans held for sale decreasing by 66 basis points, primarily due to a decrease in real estate loan yield of 134 basis points and a decrease in commercial loan yield of 56 basis points, offset by average loan growth of $13.4 million .

The increase in noninterest income was primarily the result of an increase in equity method investment income of $13.6 million, a gain on mortgage combination transaction of $3.3 million, and an increase in compliance consulting income of $1.1 million. This increase was offset by a decrease in mortgage fee income of $4.2 million and a decrease in the gain on derivatives of $8.6 million. The changes in the equity method investment income, gain on mortgage combination transaction, mortgage fee income, and gain on derivatives were all largely driven by the MVB Mortgage transaction.

The decrease in noninterest expense was mainly driven by the decrease in salaries and benefits of $4.9 million and the decrease in mortgage processing of $725 thousand, largely driven by the MVB Mortgage transaction. The decrease in noninterest expense was also the result of a decrease in travel, entertainment, dues and subscriptions of $501 thousand, which is mainly the result of decreased travel during the COVID-19 pandemic.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provision of $8.6 million and $657 thousand were made for the three months ended September 30, 2020 and 2019, respectively. The drastic increase in loan loss provision is mainly the result of changes to the qualitative adjustment factor framework within the allowance methodology, in addition to adjustments to the risk grading of significant loans within the portfolio, changes in the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and the resulting changes in the historical loss rates.

Management has continued to evaluate the qualitative factor framework within the allowance for loan loss methodology in order to assess how well the framework can appropriately respond to the unprecedented risk presented by the COVID-19 pandemic. As a result, the framework was significantly enhanced to consider a much greater degree of risk than when the framework was originally designed. The framework has consistently generated an adequate allowance for loan loss within a generally stable economic environment, but the onset of the pandemic made it apparent that the framework required modifications to consider this greater degree of risk. These enhancements resulted in the need for $6.6 million in additional loan loss provision in the third quarter of 2020. While the ultimate timing and severity of impacts to the economic and business conditions in which we operate are not yet fully known, it is clear that the impacts will continue to be significant and it is likely that the impacts will evolve over time as businesses and individuals learn to adapt to a new way of operating and living. The breadth of the world-wide pandemic and the fact that it impacts virtually every industry has inherently created additional risk within the loan portfolios, despite there being no change to the nature of those portfolios. Furthermore, as a result of the ongoing analysis of the loan portfolios, it has become apparent that a significant number of borrowers are experiencing a strain on their operations, and as a result present an increase in the volume and severity of problem loans. Additionally, it is evident that consumer sentiment has been impacted, although not as significantly as during the Great Recession. Other significant factors include the increasingly volatile social atmosphere, the evolving political climate as the election approaches, and the possibility and timing of a vaccine. The unprecedented initiatives of the Federal Government to provide support to the economy through new loan programs, has simultaneously served to temporarily mitigate some of the impacts to our economy and our borrowers, while also adding some degree of increased risk to lending policies and procedures as a result of the pace and manner in which these programs have been developed and made available to the public. As a result, quantifiable evidence of the impacts to our loan portfolios have not yet fully revealed themselves in terms of delinquent loans or deterioration in collateral values. Meanwhile, as of quarter-end, management had not made any significant changes to lending strategies that would impact the concentrations of credit risk within those portfolios.

Meanwhile, total loan balances decreased $66.4 million in the third quarter of 2020 versus an increase of $55.9 million in the third quarter of 2019. The commercial loan portfolio decreased by $9.0 million for the third quarter of 2020, in comparison to an increase of $39.0 million in the third quarter of 2019, while the residential mortgage loan portfolio decreased by $55.4 million in the third quarter of 2020, while increasing by $17.2 million in the third quarter of 2019. Included in the commercial and total loan volume increases are PPP loans totaling $87.9 million as of September 30, 2020. In addition, net charge-offs in the third quarter of 2020 totaled $106 thousand, in comparison to net recoveries of $49 thousand in the third quarter of 2019. Additionally, provision was impacted by a $437 thousand increase in the specific loan loss allocations in the third quarter of 2020, relative to a $981 thousand increase in the third quarter of 2019. Lastly, the risk grade adjustment of significant loans within the portfolio resulted in the need for roughly $1.4 million in additional loan loss provision.

For the nine months ended September 30, 2020, the Company earned $25.6 million compared to $22.5 million for the nine months ended September 30, 2019, excluding discontinued operations. Net interest income increased by $7.1 million, provision for loan losses increased by $14.8 million, noninterest income increased by $25.9 million, and noninterest expenses increased by $14.0 million.

The increase in net interest income was driven by a decrease of $7.1 million in interest expense outpacing interest income that remained flat. The decrease of $7.1 million in interest expense was due to a 85 basis point decrease in the cost of funds on money market checking, a 76 basis point decrease in the rates on certificates of deposits, and a 6 basis point decrease in the cost of funds on FHLB and other borrowings, offset by a $11.8 million increase in average interest-bearing liabilities. The decrease in interest expense was driven by a $1.3 million decrease in interest expense on money market checking, a $2.5 million decrease in interest expense on certificates of deposit, and a $2.2 million decrease in interest expense on FHLB and other borrowings. Average money market checking increased by $127.3 million, while the cost of funds on money market checking decreased by 85 basis points compared to the nine months ended September 30, 2019. Average certificates of deposit decreased by $15.1 million, while the cost of funds on certificates of deposit decreased by 76 basis points compared to the nine months ended September 30, 2019. Average FHLB and other borrowings decreased by $105.1 million, while the cost of funds on FHLB and other borrowings decreased by 6 basis points compared to the nine months ended September 30, 2019.

Interest income remained flat as a result of the tax-equivalent yield on loans and loans held for sale decreasing by 46 basis points, primarily due to a decrease in real estate loan yield of 63 basis points and a decrease in commercial loan yield of 44 basis points, offset by average loan growth of $146.9 million.

The increase in noninterest income was primarily the result of an increase in equity method investment income of $13.6 million, a gain on sale of banking centers of $9.6 million, an increase in mortgage fee income of $5.4 million, a bargain purchase gain of $4.7 million, a gain on mortgage combination transaction income of $3.3 million, an increase in compliance consulting income of $3.0 million, and an increase in gain on sale of securities of $1.0 million. This increase was offset by a decrease in holding gain on equity securities of $13.7 million

The increase in noninterest expense was mainly due to an increase in salaries and benefits of $8.9 million, largely driven by an increase in mortgage production, as well as the build-out of the Fintech operations team. Professional fees expense increased by $2.9 million and data processing and communications increased by $1.2 million. Of the increases in professional fees and data processing and communications expense, $1.3 million and $780 thousand, respectively, were deal and conversion costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provision of $16.4 million and $1.6 million were made for the nine months ended September 30, 2020 and 2019, respectively. The drastic increase in loan loss provision is mainly the result of changes to the qualitative adjustments factor framework within the allowance methodology, in addition to adjustments to the risk grading of significant loans within the portfolio, changes in the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, and the resulting changes in the historical loss rates.

The increase in loan loss provision is most attributable to the severe impact of the COVID-19 pandemic on the qualitative adjustment factors, as described in more detail above. The historical loss rates were also uniquely impacted during the nine months ended September 30, 2020 as a result of revisions to the portfolio segmentation, which were implemented to allow for the enhanced assessment of risk within the portfolio. More specifically, the most material enhancement included new commercial loan segments for purchased participation loans and government lease financing loans, as well as the division of the sole residential mortgage segment into a permanent mortgage segment and a construction mortgage segment. In general, this slightly reduced historical loss rates for the previously existing segments as it transitioned certain historical loan losses into the new segments. The most material impact of this enhancement was a $1.8 million charge off of a government lease financing loan stemming from the non-renewal of the underlying government contract unrelated to the COVID-19 pandemic, which was reflected in the new government lease financing segment.

Meanwhile, total loan balances decreased $16.8 million in the nine months ended September 30, 2020 versus an increase of $77.7 million in the nine months ended September 30, 2019. More specifically, the commercial loan portfolio increased by $26.9 million in 2020, in comparison to $84.0 million in 2019, while the residential mortgage loan portfolio decreased by $37.5 million in 2020, while decreasing by $2.6 million in 2019. Included in the commercial and total loan volume increases are PPP loans totaling $87.9 million as of September 30, 2020. In addition, specific loan loss allocations increased by $1.4 million in the nine months ended September 30, 2020, in comparison to $472 thousand in the nine months ended September 30, 2019. Lastly, charge-offs totaled $1.9 million during the nine months ended September 30, 2020 versus $622 thousand for the same time period in 2019.

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

Due to the ongoing COVID-19 pandemic, there has been a significant amount of downward movement in the Fed Funds rate during the period. To begin 2020, the Fed Funds rate was set at 1.50-1.75 due to the latest downward shift during the fourth quarter of 2019. With the economic volatility and increases in unemployment, the Federal Reserve shifted the Fed Funds rate down to 0.00-0.25 and remains at this rate as of September 30, 2020. Given all of these changes to the market rates, the Company has experienced increased pressure on net interest income.

For the three months ended September 30, 2020 versus 2019, the Company was able to grow average loans and loans held for sale balances, including the related basis reduction from the acquired First State loans, by $13.4 million to $1.50 billion. Average investment securities increased $13.8 million to $245.8 million. Average interest-bearing liabilities decreased by $65.3 million, primarily the result of a $178.0 million decrease in average FHLB and other borrowings, a $31.9 million decrease in average certificates of deposit, and a $5.4 million decrease in average subordinated debt, offset by a $145.6 million increase in average money market checking. An increase in the Company’s average non-interest balances of $271.2 million helped to maintain a 26-basis point favorable spread on the tax-equivalent net interest margin in 2020.

The tax-equivalent net interest margin for the three months ended September 30, 2020 and 2019 was 3.35% and 3.48%, respectively. Excluding the impact from the FDIC-assisted acquisition of First State, the fully-tax equivalent net interest margin for the quarter ended September 30, 2020 would have decreased 21 basis points. For the quarter ended September 30, 2020, the excess liquidity from increased cash balances accounted for 26 basis points of the decrease, the PPP loans originated during the second quarter accounted for 15 basis points of the decrease, and a $500 thousand prepayment penalty for paying off long term borrowings accounted for 10 basis points of the decrease.

The 13-basis point decrease in the tax-equivalent net interest margin for the three months ended September 30, 2020 was mainly the result of the decrease in tax-equivalent yield on earnings assets of 97 basis points outpacing the decrease in the cost of interest-bearing liabilities of 95 basis points.

The 97-basis point decrease in the tax-equivalent yield on average earning assets for the three months ended September 30, 2020 versus 2019 was primarily the result of a 66-basis point decrease in the tax-equivalent yield on loans and loans held for sale and a 25-basis point decrease in the tax-equivalent yield on investment securities. More specifically, the decrease in the tax-equivalent yield on loans and loans held for sale was driven by a decrease in the yield on commercial loans of 56 basis points and a 134-basis point decrease in yield on real estate loans.

The cost of interest-bearing liabilities decrease was mainly the result of a 457-basis point decrease in subordinated debt, a 34-basis point decrease in repurchase agreements and federal funds sold, and a 95-basis point decrease in interest-bearing deposits. More specifically, the decrease in interest-bearing deposits was as follows: a 134-basis point decrease in money market checking, a 105-basis point decrease in certificates of deposit, a 51-basis point decrease in IRAs. In addition, a $500 thousand prepayment penalty was recorded as interest expense for paying off long term borrowings, of which $10.8 million was paid off during the three months ended September 30, 2020.

For the nine months ended September 30, 2020 versus 2019, the Company was able to grow average loans and loans held for sale balances, including the related basis reduction from the acquired First State loans, by $146.9 million to $1.58 billion. Average investment securities increased $1.8 million to $229.9 million. Average interest-bearing liabilities increased by $11.8 million, primarily the result of a $127.3 million increase in average money market checking and a $16.7 million increase in average NOW, offset by a $105.1 million decrease in average FHLB and other borrowing balances, a $15.1 million decrease in average certificates of deposit and a $10.7 million decrease in average subordinated debt. An increase in the Company’s average non-interest balances of $196.7 million helped to maintain a 29-basis point favorable spread on the tax-equivalent net interest margin in 2020.

The tax-equivalent net interest margin for the nine months ended September 30, 2020 and 2019 was 3.60% and 3.51%, respectively. Excluding the impact from the FDIC-assisted acquisition of First State, the fully-tax equivalent net interest margin for the nine months ended September 30 would have decreased 11 basis points. For the nine months ended September 30, the excess liquidity from increased cash balances accounted for 10 basis points of the decrease, the PPP loans originated during the second quarter accounted for 17 basis points of the decrease, and a $500 thousand prepayment penalty for paying off long term borrowings accounted for 4 basis points of the decrease.

The nine-basis point increase in the tax-equivalent net interest margin for the nine months ended September 30, 2020 was mainly the result of the decrease in the cost of interest-bearing liabilities of 72 basis points outpacing the decrease in tax-equivalent yield on earning assets of 57 basis points.

The 72-basis point decrease in cost of interest-bearing liabilities for the nine months ended September 30, 2020 versus 2019 was mainly the result of a 405-basis point decrease in subordinated debt, a 6-basis point decrease in FHLB and other borrowings, and a 61-basis point decrease in interest-bearing deposits. More specifically, the decrease in interest-bearing deposits was as follows: a 85-basis point decrease in money market checking, a 76-basis point decrease in certificates of deposit, and a 27-basis point decrease in IRAs. In addition, a $500 thousand prepayment penalty was recorded as interest expense for paying off long term borrowings, of which $10.8 million was paid off during the three months ended September 30, 2020.

The 57-basis point decrease in the tax-equivalent yield on average earning assets for the nine months ended September 30, 2020 versus 2019 was primarily the result of a 46-basis point decrease in the tax-equivalent yield on loans and loans held for sale and a 25-basis point decrease in the tax-equivalent yield on investment securities. More specifically, the decrease in the tax-equivalent yield on loans and loans held for sale was driven by a decrease in real estate loan yield of 63 basis points and a decrease in commercial loan yield of 44 basis points.

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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$174,203	$45	0.10%	$9,562	$61	2.53%
CDs with other banks	12,641	61	1.91	14,143	71	1.99
Investment securities:
Taxable	103,497	411	1.58	122,648	689	2.23
Tax-exempt [2]	142,301	1,344	3.75	109,324	1,113	4.04
Loans and loans held for sale: [1]
Commercial	1,160,214	14,108	4.82	1,002,595	13,599	5.38
Tax exempt [2]	7,752	91	4.66	11,229	127	4.47
Real estate	325,992	2,749	3.35	464,769	5,490	4.69
Consumer	6,613	119	7.14	8,612	149	6.86
Total loans	1,500,571	17,067	4.51	1,487,205	19,365	5.17
Total earning assets	1,933,213	18,928	3.88	1,742,882	21,298	4.85
Less: Allowance for loan losses	(18,906)			(11,232)
Cash and due from banks	28,299			18,366
Other assets	205,038			134,871
Total assets	$2,147,644			$1,884,887

Liabilities
Deposits:
NOW	$381,375	$496	0.52%	$384,977	$942	0.97%
Money market checking	479,418	380	0.31	333,849	1,391	1.65
Savings	49,698	7	0.06	37,335	1	0.01
IRAs	12,389	44	1.41	17,342	84	1.92
CDs	334,828	967	1.15	366,749	2,035	2.20
Repurchase agreements and federal funds sold	10,145	4	0.16	9,493	12	0.50
FHLB and other borrowings	34,138	699	8.12	212,102	1,383	2.59
Subordinated debt	4,124	20	1.92	9,535	156	6.49
Total interest-bearing liabilities	1,306,115	2,617	0.79	1,371,382	6,004	1.74
Noninterest bearing demand deposits	542,467			271,294
Other liabilities	68,223			38,618
Total liabilities	1,916,805			1,681,294

Stockholders’ equity
Preferred stock	7,334			7,644
Common stock	12,066			11,773
Paid-in capital	124,003			119,166
Treasury stock	(2,022)			(1,084)
Retained earnings	90,113			67,312
Accumulated other comprehensive (loss)	(655)			(1,218)
Total stockholders’ equity	230,839			203,593
Total liabilities and stockholders’ equity	$2,147,644			$1,884,887

Net interest spread (tax-equivalent)			3.09%			3.11%
Net interest income and margin (tax-equivalent) [2]		$16,311	3.35%		$15,294	3.48%
Less: Tax-equivalent adjustments		$(301)			$(260)
Net interest spread			3.03%			3.05%
Net interest income and margin		$16,010	3.29%		$15,034	3.42%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended September 30, 2020 and 2019, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$77,667	$110	0.19%	$8,904	$163	2.45%
CDs with other banks	12,667	187	1.97	14,498	216	1.99
Investment securities:
Taxable	104,450	1,554	1.98	127,631	2,336	2.45
Tax-exempt [2]	125,493	3,703	3.93	100,530	3,304	4.39
Loans and loans held for sale: [1]
Commercial	1,138,438	42,292	4.95	973,547	39,258	5.39
Tax exempt [2]	9,457	329	4.64	12,831	427	4.45
Real estate	428,989	13,402	4.16	441,238	15,794	4.79
Consumer	6,805	370	7.24	9,217	417	6.05
Total loans	1,583,689	56,393	4.74	1,436,833	55,896	5.20
Total earning assets	1,903,966	61,947	4.33	1,688,396	61,914	4.90
Less: Allowance for loan losses	(14,857)			(11,174)
Cash and due from banks	27,781			16,820
Other assets	178,701			129,594
Total assets	$2,095,591			$1,823,636

Liabilities
Deposits:
NOW	$385,413	$2,070	0.72%	$368,709	$2,510	0.91%
Money market checking	447,219	2,397	0.71	319,919	3,721	1.56
Savings	43,606	16	0.05	39,066	3	0.01
IRAs	13,785	169	1.63	17,627	250	1.90
CDs	388,190	4,188	1.44	403,294	6,640	2.20
Repurchase agreements and federal funds sold	9,784	19	0.26	11,764	37	0.42
FHLB and other borrowings	75,451	1,524	2.69	180,552	3,707	2.75
Subordinated debt	4,124	78	2.52	14,821	728	6.57
Total interest-bearing liabilities	1,367,572	10,461	1.02	1,355,752	17,596	1.74
Noninterest bearing demand deposits	442,378			245,705
Other liabilities	63,853			31,305
Total liabilities	1,873,803			1,632,762

Stockholders’ equity
Preferred stock	7,334			7,770
Common stock	12,031			11,709
Paid-in capital	123,342			117,923
Treasury stock	(1,533)			(1,084)
Retained earnings	81,476			58,726
Accumulated other comprehensive (loss)	(862)			(4,170)
Total stockholders’ equity	221,788			190,874
Total liabilities and stockholders’ equity	$2,095,591			$1,823,636

Net interest spread (tax-equivalent)			3.31%			3.16%
Net interest income and margin (tax-equivalent) [2]		$51,486	3.60%		$44,318	3.51%
Less: Tax-equivalent adjustments		$(847)			$(783)
Net interest spread			3.26%			3.10%
Net interest income and margin		$50,639	3.54%		$43,535	3.45%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the nine months ended September 30, 2020 and 2019, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.

The following table reconciles, as of the dates set forth below, net interest margin on a fully tax-equivalent basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Net interest margin - U.S. GAAP basis
Net interest income	$16,010	$15,034	$50,639	$43,535
Average interest-earning assets	1,933,213	1,742,882	1,903,966	1,688,396
Net interest margin	3.29%	3.42%	3.54%	3.45%

Net interest margin - non-U.S. GAAP basis
Net interest income	$16,010	$15,034	$50,639	$43,535
Plus: Impact of fully tax-equivalent adjustment	301	260	847	783
Net interest income on a fully tax-equivalent basis	16,311	15,294	51,486	44,318
Average interest-earning assets	1,933,213	1,742,882	1,903,966	1,688,396
Net interest margin on a fully tax-equivalent basis	3.35%	3.48%	3.60%	3.51%

Noninterest Income

Mortgage fee income, gain on derivatives, interchange income, commercial swap fee income, insurance and investment services income, income on bank owned life insurance and portfolio loan sales generate the core of the Company’s noninterest income. The mortgage fee income and gain on derivatives will continue to taper off after the MVB Mortgage transaction and will be reflected in equity method investments income. Also, service charges on deposit accounts continue to be part of the core of the Company’s noninterest income and include mainly non-sufficient funds and returned check fees, allowable overdraft fees and service charges on commercial accounts.

For the three months ended September 30, 2020, noninterest income totaled $19.4 million compared to $14.7 million for the same time period in 2019. The increase in noninterest income of $4.7 million was primarily the result of an increase in equity method investment income of $13.6 million, a gain on mortgage combination transaction of $3.3 million, and an increase in compliance consulting income of $1.1 million. This increase was offset by a decrease in mortgage fee income of $4.2 million and a decrease in the gain on derivatives of $8.6 million.

The increase in equity method investment income of $13.6 million and the increase in gain on mortgage combination transaction of $3.3 million was driven by the MVB Mortgage transaction. Given the MVB Mortgage transaction, the income from mortgage operations is now recognized through the equity method investment and the gain on the transaction is recognized through the gain on mortgage combination transaction. The increase in compliance consulting income of $1.1 million was driven by the 2019 Chartwell acquisition. The decrease in both the gain on derivatives and mortgage fee income is directly related to the MVB Mortgage transaction. Also due to the MVB Mortgage transaction, the locked pipeline as of September 30, 2020 was $0 compared to $210.0 million as of September 30, 2019.

For the nine months ended September 30, 2020, noninterest income totaled $75.8 million compared to $49.8 million for the same time period in 2019. The increase in noninterest income of $25.9 million was primarily the result of an increase in equity method investment income of $13.6 million, a gain on sale of banking centers of $9.6 million, an increase in mortgage fee income of $5.4 million, a bargain purchase gain of $4.7 million, a gain on mortgage combination transaction of $3.3 million, an increase in compliance consulting income of $3.0 million, and an increase in gain on sale of securities of $1.0 million. This increase was offset by a decrease in holding gain on equity securities of $13.7 million

The increase in equity method investment income of $13.6 million and the gain on mortgage combination transaction of $3.3 million was driven by the MVB Mortgage transaction. Given the MVB Mortgage transaction, the income from mortgage operations is now recognized through the equity method investment. The increase in gain on sale of banking centers of $9.6 million was due to the Purchase and Assumption Agreement with Summit Community Bank that the Company closed in the second quarter of 2020. The increase in mortgage fee income of $5.4 million is driven by an increase of $304.4 million in mortgage loans sold for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The bargain purchase gain of $4.7 million was due to the First State acquisition. The increase in compliance consulting income of $3.0 million was driven by the 2019 Chartwell acquisition. The increase in gain on sale of securities of $1.0 million is mostly driven by the decreased rate environment driving opportunities for gains on the sale of investments. The $13.7 million decrease in holding gain on equity securities was due to an increase in the valuation of the Company’s Fintech investment portfolio during the second quarter of 2019.

Noninterest Expense

The Company had 338 full-time equivalent personnel at September 30, 2020, as noted, compared to 420 full-time equivalent personnel as of September 30, 2019. The decrease in full-time equivalent personnel is a direct result of the MVB Mortgage transaction. Company and Bank management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing client service.

Salaries and employee benefits, occupancy and equipment, travel and entertainment, dues and subscriptions, data processing and communications, mortgage processing and professional fees generate the core of the Company’s noninterest expense. The Company’s efficiency ratio was 51.58% for the third quarter of 2020 compared to 78.64% for the third quarter of 2019. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The decreased efficiency ratio for the three months ended September 30, 2020 is the result of the growth in net interest income and noninterest income outpacing the growth in noninterest expense.

The Company had 5 separate deals take place during the second and third quarter of 2020. The deals included The First State Bank acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, the MVB Mortgage transaction and the Invest Forward, Inc. acquisition. Due to these deals, the Company incurred the following deal related costs in noninterest expense:

	For the three months ended September 30, 2020	For the nine months ended September 30, 2020
Professional fees	$145	$1,296
Data processing & communications	281	780
Total deal-related costs	$426	$2,076

For the three months ended September 30, 2020, noninterest expense totaled $18.3 million compared to $23.4 million for the same time period in 2019. The $5.1 million decrease in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense decreased by $4.9 million. The decrease is primarily driven by the MVB Mortgage transaction, which removed MVB Mortgage salaries and employee benefits expenses from being expensed through the Company.

Mortgage processing decreased by $725 thousand. The decrease in mortgage processing is mainly driven by the MVB Mortgage transaction, which removed mortgage processing from being expensed through the Company.

Travel, entertainment, dues, and subscriptions decreased by $501 thousand. The decrease in travel expense is primarily driven by the decrease in travel related to the COVID-19 pandemic.

Other operating expenses increased by $534 thousand. The increase was mainly driven by increased loan expense and OREO expense related to the First State acquisition.

Data processing and communications increased by $304 thousand. The increase in data processing and communications expense of $281 thousand was deal and conversion costs related to the First State acquisition.

Professional fees expense increased by $290 thousand. This increase in professional fees expense of $145 thousand was deal and conversion costs related to the First State acquisition.

For the nine months ended September 30, 2020, noninterest expense totaled $76.3 million compared to $62.2 million for the same time period in 2019. The $14.0 million increase in noninterest expense was primarily the result of the following:

Salaries and employee benefits expense increased by $8.9 million. The increase was primarily the result of increased mortgage production, the build-out of other Company administration, the build-out of the Fintech team, increased incentive and stock-based compensation, and the additional team members acquired as a result of the First State acquisition, the Paladin, LLC acquisition, and the Chartwell acquisition.

Professional fees expense increased by $2.9 million. This increase in professional fees expense of $1.3 million was deal and conversion costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

Other operating expense increased by $1.3 million. This increase was largely due to amortization of intangibles related to the

2019 Chartwell acquisition and OREO expense related to the First State acquisition.

Data processing and communication expense increased by $1.2 million. The increase in data processing and communications expense of $780 thousand was deal and conversion costs related to the First State acquisition, the Paladin, LLC acquisition, the sale of the Eastern Panhandle banking centers, and the MVB Mortgage transaction.

Mortgage processing decreased by $509 thousand. The decrease in mortgage processing is mainly driven by the MVB Mortgage transaction, which removed mortgage processing from being expensed through the Company.

Return on Average Assets (Annualized)

Excluding discontinued operations, the Company’s return on average assets was 1.21% for the third quarter of 2020, compared to 0.92% for the third quarter of 2019. The increased return for the third quarter of 2020 is a direct result of a $2.1 million increase in earnings, while average total assets increased by $262.8 million, primarily the result of a $164.6 million increase in interest-bearing deposits in banks, a $70.2 million increase in average other assets, and a $13.4 million increase in average total loans and loans held for sale.

Excluding discontinued operations, the Company’s return on average assets was 1.63% for the nine months ended September 30, 2020, compared to 1.64% for the nine months ended September 30, 2019. The decreased return for the nine months ended September 30, 2020 is a direct result of a $3.1 million increase in earnings being outpaced by an increase in average total assets of $272.0 million, primarily the result of a $146.9 million increase in average total loans and loans held for sale, a $68.8 million increase in interest-bearing deposits in banks, and a $49.1 million increase in average other assets.

Return on Average Equity (Annualized)

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 11.25% for the third quarter of 2020, compared to 8.54% for the third quarter of 2019. The increased return for the third quarter of 2020 is a direct result of a $2.1 million increase in earnings, while average stockholders’ equity increased by $27.2 million. The increase in average stockholders’ equity was primarily due to a $22.8 million increase in retained earnings and a $4.8 million increase in paid-in capital.

Excluding discontinued operations, the Company’s return on average stockholders’ equity was 15.37% for the nine months ended September 30, 2020, compared to 15.69% for the nine months ended September 30, 2019. The decreased return for the nine months ended September 30, 2020 is a direct result of a $3.1 million increase in earnings, while average stockholders’ equity increased by $30.9 million. The increase in average stockholders’ equity was primarily due to a $22.8 million increase in retained earnings, a $5.4 million increase in paid-in capital, and a $3.3 million decrease in accumulated other comprehensive loss.

Overview of the Consolidated Balance Sheets

The greatest balance changes since December 31, 2019 were as follows: total assets increased by $270.3 million, to $2.21 billion, loans increased $54.1 million, to $1.43 billion, available-for-sale investment securities increased $62.1 million, to $298.0 million, deposits increased $633.9 million, to $1.90 billion, borrowings decreased $197.1 million, to $25.8 million, and stockholders’ equity increased by $22.2 million, to $234.1 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $295.8 million at September 30, 2020, compared to $28.0 million at December 31, 2019.

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

Investment Securities

Investment securities, including equity securities, totaled $322.1 million at September 30, 2020, compared to $254.3 million at December 31, 2019. As of September 30, 2020, the investment portfolio is comprised of the following mix of securities:

•47.6% – Municipal securities
•16.6% – U.S. Agency securities
•21.2% – U.S. Sponsored Mortgage-backed securities
•2.3% – Other debt securities
•4.9% – Other securities
•7.4% – Equity securities

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

Loans

The Company’s loan portfolio totaled $1.43 billion as of September 30, 2020 and totaled $1.37 billion as of December 31, 2019. The Bank’s lending is primarily focused in the Marion, Harrison, Monongalia, Kanawha, Putnam and Cabell counties of West Virginia, and Fairfax and Loudoun counties of Virginia, with a secondary focus on the adjacent counties. Its extended market is in the adjacent counties. The portfolio consists principally of commercial lending, mortgage lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia. As of September 30, 2020 and included in the amount above, the Bank held PPP loans totaling $87.9 million and loans acquired from First State totaling $31.5 million in PCI loans and $9.8 million in performing loans.

Loan Concentration

At September 30, 2020 and December 31, 2019, $1.14 billion, or 79.6% and $1.06 billion, or 77.4%, respectively, of the Company's loan portfolio consisted of commercial loans and PCI commercial loans acquired from First State. A significant portion of the nonresidential real estate loan portfolio is secured by commercial real estate. The majority of nonresidential real estate loans that are not secured by real estate are lines of credit secured by accounts receivable and equipment and obligations of states and political subdivisions. While the loan concentration is in nonresidential real estate loans, the nonresidential real estate portfolio is comprised of loans to many different borrowers, in numerous different industries but primarily located in our market areas.

Allowance for Loan Losses

The allowance for loan losses was $25.9 million or 1.81% of total loans at September 30, 2020 compared to $11.8 million or 0.86% of total loans at December 31, 2019. The increase in this ratio was the direct result of the net impact of adjustments to the portfolio segmentation, changes in the qualitative adjustment factors, changes in the level of recognized charge-offs, changes in historical loss rates, changes in outstanding loan portfolios, and changes in the level of specific loan loss allocations. Most notably, throughout 2020, management has continued to evaluate the breadth of the current allowance methodology, in order to assess how well structured the methodology is to appropriately respond to the unprecedented risk presented by the COVID-19 pandemic. As a result, throughout the second and third quarters of the year, management has made significant enhancements to the qualitative factor framework within the methodology that have better positioned the Bank to adequately assess the risk to the loan portfolio and allocate loan loss provision accordingly.

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

Capital Resources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $1.90 billion at September 30, 2020.

Noninterest-bearing deposits remain a core funding source for the Bank and thus, the Company. At September 30, 2020, noninterest-bearing balances totaled $642.8 million compared to $278.5 million at December 31, 2019. Of the $642.8 million, noninterest-bearing balances of $304.0 million are related to Fintech opportunities and noninterest-bearing balances of $127.7 million are related to title business funds. The Company and Bank management intend to continue to focus on finding ways of continuing to increase the base of noninterest-bearing sources.

Interest-bearing deposits totaled $1.26 billion at September 30, 2020 compared to $986.5 million at December 31, 2019.

At September 30, 2020, the Bank had brokered deposits of $15.3 million and CDs with other banks of $86.4 million. At December 31, 2019, brokered deposits totaled $63.9 million and CDs with other banks totaled $44.3 million. Due to the liquidity stress within the industry being caused by the COVID-19 pandemic, management has focused on creating liquidity in anticipation of loan deferrals and other potential cash flow disruptions. As of September 30, 2020, commercial loans totaling $41.1 million and mortgage loans totaling $15.7 million were approved for modifications such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings.

Average interest-bearing deposits totaled $1.26 billion during the third quarter of 2020 compared to $1.14 billion during the third quarter of 2019, an increase of $117.5 million.

Average noninterest bearing deposits totaled $542.5 million during the third quarter of 2020 compared to $271.3 million during the third quarter of 2019, an increase of $271.2 million.

Management will continue to emphasize deposit growth opportunities from the network of current clients and Fintech partners. The Company and Bank management will also concentrate on balancing deposit growth with adequate net interest margin to meet the Company’s strategic goals.

Along with traditional deposits, the Bank has access to both repurchase agreements, which are corporate deposits secured by pledging securities from the investment portfolio, and FHLB and other borrowings to fund its operations and investments. At September 30, 2020, repurchase agreements totaled $10.0 million compared to $10.2 million at December 31, 2019. In addition to the aforementioned funds alternatives, the Bank has access to more than $488.3 million through additional advances from the FHLB of Pittsburgh and the ability to readily sell jumbo certificates of deposits to other banks as well as brokered deposit markets.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the nine months ended September 30, 2020, cash provided by financing activities totaled $331.2 million, while outflows from investing activity totaled $154.7 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve Discount Window, brokered deposits and CDARS. These external sources often provide attractive interest rates and flexible maturity dates that enable the

Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The current economic climate in the Company’s primary market areas reflect economic climates that are consistent with the general national climate. Given the recent outbreak of COVID-19, the economy has been impacted both nationally and internationally. Due to the nature of this situation, it is unclear what the duration and severity of the outbreak will be. This impact has been felt within the primary market area and unemployment rates have increased significantly. Unemployment in the United States was 7.7% and 3.3% in September 2020 and 2019, respectively.

The unemployment levels in the Company’s primary market areas were as follows for the periods indicated:

	August 2020	August 2019
Harrison County, WV	8.2%	4.3%
Marion County, WV	9.0	5.0
Monongalia County, WV	6.6	3.7
Kanawha County, WV	9.6	4.6
Putnam County, WV	7.3	4.2
Cabell County, WV	8.3	4.3
Fairfax County, VA	6.0	2.4
Loudoun County, VA	5.4	2.4

Capital/Stockholders' Equity

For the nine months ended September 30, 2020, stockholders’ equity increased approximately $22.2 million to $234.1 million. This increase consists of year-to-date net income of $25.6 million, offset by dividends paid totaling $3.6 million, stock-based compensation of $1.7 million, and a decrease in other comprehensive loss of $69 thousand. As stockholders’ equity increased, the equity to assets ratio decreased 0.33% to 10.57%. The Company paid dividends to common shareholders of $3.2 million in the nine months ended September 30, 2020 and $1.5 million in the nine months ended September 30, 2019, and earned $25.6 million in the nine months ended September 30, 2020 versus $22.9 million in the nine months ended September 30, 2019, resulting in the dividend payout ratio increasing from 6.47% in the nine months ended September 30, 2019 to 12.80% in the nine months ended September 30, 2020.

At September 30, 2020, accumulated other comprehensive loss totaled $1.3 million, a decrease in the loss of $69 thousand from December 31, 2019. This change was driven by a decrease of $531 thousand in the unrealized gain on TIF bonds, a decrease of

$1.1 million in the other comprehensive loss related to the pension plan, an increase of $2.2 million in the unrealized gain on available-for-sale investment securities, and a decrease of $539 thousand in the other comprehensive income related to the investment hedge.

Treasury stock totaled 179,626 shares, up 128,549 shares from December 31, 2019 primarily due to common stock repurchased during 2020.

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

Capital Requirements

The Bank’s total risk-based capital ratio increased from 12.84% at December 31, 2019 to 15.89% at September 30, 2020. The increase in this ratio was largely due to an increase in total capital of $45.5 million, driven primarily by earnings, and a decrease in risk-weighted assets of $15.2 million.

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

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify certain aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. In July 2019, the bank regulatory agencies finalized the rule which applies to banking organizations with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. The rule also allows bank holding companies to redeem common stock without prior approval unless otherwise required. Generally, the final rule was effective as of April 1, 2020, however banking organizations were permitted to use this simpler regulatory capital requirements as of January 1, 2020.

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

At September 30, 2020, the Company is considered to be well-capitalized.

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

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. The average balance maintained in accordance with such requirements was $0 on September 30, 2020 and December 31, 2019. During 2016, a deposit reclassification program was implemented and allowed the Company to reduce its requirement of reserve balances on hand in accordance with the Federal Reserve Board's daily Federal Reserve Requirement.

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

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy, as well as financial markets. One factor that has historically had a strong relationship with inflation is the unemployment rate. This relationship is known as the Phillips Curve. The Phillips Curve presumes that as unemployment increases, inflation decreases. The intuition behind the Phillips Curve is that increased unemployment results in less consumer spending. A decline in consumer spending represents a decrease in demand in the market for goods and services and ultimately a decline in the overall level of prices for goods and services. Management expects risks to inflation to be to the downside rather than upside (the general level of prices is more likely to decrease than increase).

Future Outlook

The Company has invested in the infrastructure to support anticipated future growth in each key area, including personnel, technology, and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in the State of West Virginia and the Commonwealth of Virginia and will continue to focus on the following: margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in the new markets through continued delivery of outstanding client service coupled with the highest quality products and technology. The Company is expanding the treasury services function to support the banking needs of financial and emerging technology companies, which will further enhance core deposits. In addition, the Company continues its expansion of deposit acquisition and fee income strategies through the fintech vertical. During the third quarter of 2020, the Company entered into agreements for card acquiring sponsorships and debit card program sponsorship to further enhance fee income and noninterest income.

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

Management expects that some clients will be unable to meet their financial obligations in the near-term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, management does not expect that these credit concerns will perpetuate indefinitely. Many clients may be eligible to defer loan payments to a later date. The Company actively participated in the Paycheck Protection Program, is evaluating other programs available to assist our clients, and is providing consumer deferrals consistent with GSE guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

There was considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion still had funds available as of June 30, 2020, the program's original closure date. On July 2, 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. The deadline to apply for PPP loans has passed as of September 30, 2020.

As of September 30, 2020, commercial loans totaling $41.1 million and mortgage loans totaling $15.7 million were approved for modifications such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings. The Company originated 455 PPP loans with original balances of $92.8 million and balances of $87.9 million as of September 30, 2020.

Additionally, management has continued to take steps to generate liquidity in anticipation of temporary loan payment deferrals or other loan payment disruptions, which are likely to materialize as a result of decreased economic activity brought on by the COVID-19 pandemic. Management sold certain bond portfolio holdings and issued brokered deposits in order to generate cash. Management also has discretion to take further gains by selling additional available-for-sale investments and is well within policy limits for non-core funding sources.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The Asset and Liability Committee (“ALCO”) is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses, and pricing of funds.

Interest Rate Sensitivity Management

The Company uses a simulation model to analyze, manage and formulate operating strategies that address net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on various interest rate scenarios over a twenty-four-month period. The model is based on the actual maturity and re-pricing characteristics of rate sensitive assets and liabilities. The model incorporates certain assumptions which management believes to be reasonable regarding the impact of changing interest rates and the prepayment assumption of certain assets and liabilities as of June 30, 2020. The model assumes changes in interest rates without any management intervention to change the composition of the balance sheet. According to the model run for the period ended June 30, 2020, over a twelve-month period, an immediate 100-basis point increase in interest rates would result in an increase in net interest income by 6.4%. An immediate 200-basis point increase in interest rates would result in an increase in net interest income by 12.3%. A 100-basis point decrease in interest rates would result in a decrease in net interest income of 5.9%. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

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

Item 4 – Controls and Procedures

The Company, under the supervision and with the participation of its management, including its President and Chief Executive Officer, along with the Chief Financial Officer (the Principal Financial Officer), has evaluated the effectiveness as of September 30, 2020, of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with its Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in the Form 10-K. Other than the information below and as discussed throughout Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those disclosed.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

On August 12, 2019, the Board of Directors of the Company announced the approval of a stock repurchase program, of which 49,100 shares were repurchased for $706 thousand. On August 19, 2020, the Board of Directors of the Company announced the approval of an extension of the existing stock repurchase program. Under the extended programs, the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock over the next 12 months or until the aggregate share repurchases are completed, whichever date comes first, on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specified number of shares of its common stock, and it may be discontinued, suspended, or restarted at any time at the Company's discretion. During the third quarter of 2020, the Company repurchased 82,424 shares totaling $1.3 million. A total of 128,024 shares totaling $1.9 million have been repurchased in 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share
March 1 - March 31, 2020	16,300	$16.00
April 1 - April 30, 2020	—	$—
May 1 - May 31, 2020	100	$14.18
June 1 - June 30, 2020	29,200	$13.53
July 1 - July 31, 2020	3,500	$12.89
August 1 - August 31, 2020	20,532	$13.99
September 1 - September 30, 2020	58,392	$15.63

The following table reflects share repurchase activity during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
July 1 - July 31, 2020	3,500	12.89	3,500	4,297,456
August 1 - August 31, 2020	20,532	13.99	20,532	4,712,759
September 1 - September 30, 2020	58,392	15.63	58,392	3,799,967
	82,424		82,424

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

MVB Financial Corp.

Date:	November 2, 2020	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	November 2, 2020	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)