Form 10-K
period 2020-12-31
MVB FINANCIAL CORP
filed 2021-03-09
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Based upon the closing price of the common shares of the registrant on June 30, 2020 of $13.30 as reported on the Nasdaq Capital Market, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $137,985,864. For this purpose, certain executive officers and directors are considered affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of March 8, 2021, the registrant had 11,568,156 shares of common stock outstanding with a par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements:

Statements in this Annual Report on Form 10-K that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively, “we,” “our,” or “us”), including the Bank, and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook,” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company's view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in the Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

●
the length, severity, magnitude and duration of the Coronavirus Disease (“COVID-19”) pandemic and the direct and indirect impacts of such pandemic, including its impact on the Company’s financial condition and business operations;

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to recent investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with the Company's business;
●	changes in local, national and international political and economic conditions, including without limitation changes in the political and economic climate, economic conditions and other major developments, including wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	unanticipated changes in the Company's liquidity position, including but not limited to changes in access to sources of liquidity and capital to address its liquidity needs;
●	changes in interest rates;
●	the quality and composition of the loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and EGRRCPA;
●	uncertainty about the discontinued use of LIBOR and the transition to an alternative rate;
●	continuing competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cyber-security, technological changes, vendor problems, business interruptions and fraud risk;
●	failure or circumvention of internal controls;
●	legislation or regulatory changes which adversely affect operations or business, including changes to address the impact of COVID-19 through the CARES Act and other legislative and regulatory responses to the COVID-19 pandemic; and
●
ability to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of adoption of the new CECL standard; and

●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Certain risk factors that might cause actual results to differ materially from those presented are more fully described in this Annual Report on Form 10-K within Part I, Item 1A, Risk Factors, and from time to time, in other filings with the Securities and Exchange Commission (“SEC”). Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. (“MVB” or the “Company”) is a financial holding company organized as a West Virginia corporation in 2003. MVB operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (“MVB Bank” or the “Bank”). MVB Bank’s subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell,” which began doing business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Technology, LLC (“MVB Technology”). The Company also owns a minority interest in Intercoastal Mortgage Company, LLC (“ICM”).

MVB conducts a wide range of business activities, primarily commercial and retail (“CoRe”) banking. The Company also continues to be involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in financial technology (“Fintech”) related companies, as further described below. MVB considers Fintech companies as those entities that use technology to electronically move funds.

Since the formation of the Bank, the Company has acquired a number of financial institutions and other financial services businesses. Future acquisitions and divestitures will be consistent with the Company’s strategic direction. The Company's most recent acquisition and divestiture activity includes the following:

●
In September 2019, the Company acquired Chartwell, based from Bethesda, MD. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell has expanded its services to both Fintech clients and banks, in coordination with MVB Bank’s current compliance officers, to help create and implement strategy and provide expert compliance resources with respect to new client due diligence.

●	In November 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc. (“Summit”), a subsidiary of Summit Financial Group, Inc., pursuant to which Summit purchased certain assets and assumed certain liabilities of three Bank branch locations in Berkeley County, WV, and one Bank branch location in Jefferson County, WV. The Company closed this transaction in April 2020.

●	In March 2020, the Bank entered into an Agreement with Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the Bank's mortgage origination services and Intercoastal. The transaction closed in July 2020. On the closing date, Intercoastal converted into a Virginia limited liability company and the Bank contributed certain of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of a new entity, ICM, representing 47% of the common interest of ICM, as well as $7.5 million in preferred units. The Company recognizes its ownership interest in ICM as an equity method investment.

●	In April 2020, the Bank entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for The First State Bank (“First State”), Barboursville, WV, providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. First State depositors automatically became depositors of the Bank and, subject to the insurance limitations, deposits will continue to be insured by the FDIC without interruption. In the Agreement, the Bank agreed to pay no deposit premium and to acquire the assets at a discount to book value. The Bank also acquired three branch locations in Barboursville, Teays Valley and Huntington, WV.

●	In April 2020, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin, LLC, a Washington limited liability company.

●	In August 2020, MVB Technology entered into an Asset Purchase Agreement with Invest Forward, Inc., a Delaware corporation doing business as Grand. Pursuant to the Asset Purchase Agreement, MVB Technology acquired substantially all the assets of Grand. The purchase price of the transaction consisted of cash totaling $1.0 million, plus the conversion of MVB’s note with Invest Forward.

Business Overview

Commercial and Retail Banking

The Company’s primary business activities, which are conducted through the Bank and its subsidiaries, are primarily CoRe banking. The Bank offers its customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks;
●	Safe deposit rental facilities; and
●	Non-deposit investment services offered through an association with a broker-dealer.

Fintech Banking

In addition to its CoRe banking activities, the Company is also involved in innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. The dedicated Fintech sales team is based in Salt Lake City, UT, and specializes in providing banking services to corporate Fintech clients, with an overarching focus on operational risk and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex from both an operational and regulatory perspective. The Company holds a strategic view that the complexity of serving these industries causes them to be underserved with quality banking services and provides the Company with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, these industries offer an excellent source of stable, low cost deposits and non-interest income. The Company analyzes each industry thoroughly, both from an operational and regulatory viewpoint. This business line has the potential for fee income revenue as relationships grow.

Primary Market Areas and Customers

The Company considers its primary market area for CoRe banking services to be comprised of North Central West Virginia and Northern Virginia, where the Bank currently operates a total of 13 full-service banking branches: ten in West Virginia and three in Virginia. The Company considers its Fintech banking market to be customers located throughout the entire United States.

The Company believes that the current economic climate in its primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 6.5%, 3.4% and 3.7% for December 2020, 2019 and 2018, respectively.

COVID-19 Pandemic

During 2020, economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance of individuals to leave their homes as a result of the outbreak of COVID-19. The full impact of COVID-19 is unknown and continues to evolve. The outbreak and any preventative or protective actions that the Company or its clients may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s clients, providers and third parties. Please refer to Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report.

Segment Reporting

The Company has identified three reportable segments: CoRe banking; mortgage banking; and the financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. The Fintech division, Chartwell and Paladin Fraud reside in the CoRe banking segment. Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage loan origination process. Prior to July 2020, the mortgage banking services were conducted by a subsidiary of the Bank, Potomac Mortgage Group (“PMG”). In July 2020, the Company announced the completion of PMG’s combination with Intercoastal to form ICM. The Company has recognized its ownership as an equity method investment, initially recorded at fair value. Income related to this equity method investment is included in the Mortgage Banking segment. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

For more information about each of the Company’s reportable segments, please refer to Note 21 – Segment Reporting accompanying the consolidated financial statements included elsewhere in this report.

Commercial Loans

At December 31, 2020, the Bank had outstanding approximately $1.16 billion in commercial loans, including commercial, commercial real estate and financial loans. These loans represented approximately 80% of the total aggregate loan portfolio as of that date.

Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject to, to a greater extent, adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, the Bank reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

The Bank evaluates all new commercial loans and the Credit Department facilitates an annual loan review process that ensures that a significant portion of the commercial loan portfolio, typically a minimum of 50%, is reviewed each year under a risk-based approach. If deterioration in credit worthiness has occurred, the Bank takes prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered for possible downgrading, and may be considered classified and potentially placed on non-accrual status.

In addition to the review noted above, the commercial and credit teams performed an evaluation of the entire commercial loan portfolio for potential short- and long-term impacts of COVID-19. Through this process, the Company identified the industries and borrowers that were most significantly impacted by COVID-19, allowing it to implement immediate risk mitigation efforts and provide relief where necessary to support its clients. Management will continue to monitor the portfolio for any ongoing effects.

Residential Loans

At December 31, 2020, the Bank had approximately $288.0 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 19.8% of total loans outstanding.

The Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one to ten year adjustable rate, fully amortizing to maturity mortgages. MVB Bank also originates fixed rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. MVB Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for the majority of loans secured by real estate. In addition, the Bank purchases residential real estate loans from ICM.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, MVB may advance funds beyond the amount originally committed to permit completion of the project. Also, note that with respect to construction loans, the Bank generally makes loans to the homeowner, rather than to the builder. At December 31, 2020, residential mortgage construction loans to individuals totaled approximately $119.4 million with an average life of seven months and are generally refinanced to a permanent loan upon completion of the construction.

Competition

The Company experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. Competition for deposits comes principally from other Fintech-focused banks and neobanks, which are online-only financial institutions. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, technology offerings and overall financial condition. The Company believes that its approach provides flexibility, which enables the Bank to offer an array of banking products and services. ICM faces significant competition from both traditional financial institutions and other national and local mortgage banking operations.

The Company operates under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not the Company’s strategy to compete solely on the basis of interest rates. Management believes that a focus on customer relationships and service will promote the Company's customers’ continued use of MVB's financial products and services and will lead to enhanced revenue opportunities.

Human Capital Resources

As of December 31, 2020, the Company had 344 employees, including 334 full-time employees, located in 28 states. The Company seeks to attract, retain and develop the most talented employees possible, regardless of location, by promoting a strong, positive culture, maintaining a safe and healthy workplace, emphasizing open communication with management and investing in training and education.

Culture

The Company strives to build and maintain a high-performing culture where engaged, satisfied employees embody the Company's purpose to be “Trusted Partners on the Financial Frontier, Committed to Your Success.” This culture emphasizes the Company's core values of trust, commitment, respect, love, caring, teamwork and being adaptive. As part of the Company’s culture initiative, a personal and professional growth training program, called Thought Patterns for High Performance, was instituted in partnership with The Pacific Institute (“TPI”). All new team members complete this program and there are regular updates throughout our core training programs.

As part of the Company’s engagement with TPI, it launched a Culture BluePrint™ Survey in 2018. The results of that survey helped the Company set a baseline for areas of improvement, with a follow up survey conducted in November 2020. Management used the results of this most recent survey to obtain quantitative and qualitative data about the Company's current culture, identify how our culture has changed in the last two years and consider how culture impacts the way it operates.

COVID-19 Response

Consistent with the Company's core values, safety of its team members has been a top priority during the COVID-19 pandemic. In mid-March, 2020, more than 85% of Company team members across 28 states and two countries migrated to working remotely, including activities of the Board of Directors, related committees and other governance activities. The Company was able to make a relatively seamless transition to a remote working environment and attributes this to its strong focus on technology and culture of adherence to its core values. The Company's pandemic response team continues to meet daily to monitor team member travel and illness concerns and has also generated procedures for employees, vendors, visitors and clients, including providing signage and materials to Company locations, including washable and disposable masks, hand sanitizer stations, disinfectant, thermometers and glass shields. The Company enhanced the cleaning standards and frequency at all of its locations to ensure optimal safety for those team members who continue working on site.

Management continues to adapt with the changing environment and show flexibility for employees who manage virtual school for their children or need other accommodations.

Team Member Development

The Company remains committed to education and development for its team members. The remote work environment created additional opportunity for virtual and online learning. In 2020, team members were assigned courses designed to support ongoing compliance requirements and development.

Communication, Recognition and Engagement

The Company's internal communication structure includes various opportunities for team members to interact with its CEO and other members of the executive leadership team, including monthly all-hands town hall meetings. At the meetings, the CEO and members of the executive leadership team present informational topics in sessions open to all team members, and sessions where team members representing each of the Company’s locations ask questions directly of the Company’s CEO and executive leadership team.

Supervision and Regulation

The Company, the Bank and its subsidiaries are subject to extensive regulation under federal and state banking laws. The Company’s earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to in this section. The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and contains specific information about the Company. Regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors, the insurance fund of the FDIC and the stability of the financial system, rather than for the protection of shareholders and creditors.

In addition to banking laws, regulations and regulatory agencies, the Company is subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and the Bank and the Company’s ability to make distributions to shareholders. State and federal law govern the activities in which the Bank engages, the investments it makes, the aggregate amount of loans that may be granted to one borrower and other similar areas of the Bank's business. Various consumer and compliance laws and regulations also affect the Company’s and the Bank's operations.

The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described herein. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. The likelihood and timing of any changes and the impact such changes may have on the Company or the Bank is impossible to determine with any certainty. A change in statutes, regulations or regulatory policies applicable to the Company and its subsidiaries could have a material effect on its business, financial condition or results of operations.

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for United States financial services firms such as the Company, primarily resulting from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts many aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks, bank holding companies and financial holding companies, such as the Company. The Dodd-Frank Act imposes prudential regulation on depository institutions and their holding companies. As such, the Company is subject to more stringent standards and requirements with respect to: (i) bank and non-bank acquisitions and mergers; (ii) the “financial activities” in which it engages as a financial holding company; (iii) affiliate transactions; and (iv) proprietary trading and investing in private equity or hedge funds, among other provisions.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. These modifications, among other changes: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) eliminate the requirement for appraisals for certain real estate transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that upon the election of a bank would replace the risk-based capital requirements. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities.

Certain provisions of the Dodd-Frank Act and other laws, such as the EGRRCPA, are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. New regulations and statutes are regularly proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Changes in leadership at various federal banking agencies, including the Federal Reserve Board, can also change the policy direction of these agencies. Certain of these recent proposals and changes are described below. The Company will continue to evaluate the impact of any new regulations so promulgated or under consideration, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Financial Protection Bureau (“CFPB”) and the requirements of the enhanced supervision provisions, among others.

Regulatory Agencies

The Company is a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and it and its non-bank subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of financial holding companies such as the Company by the Federal Reserve Board and for functional regulation of banking activities by bank regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

The Bank is a West Virginia state chartered bank. The Bank is not a member bank of the Federal Reserve System (“non-member bank”). Accordingly, the West Virginia Division of Financial Institutions and the FDIC are the primary regulators of the Bank and the Bank's subsidiaries.

Bank Holding Company Activities

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. Under current federal law, as a bank holding company, the Company has elected and qualified to become a financial holding company.

Most of the financial activities that are permissible for financial holding companies also are permissible for a bank’s “financial subsidiary,” except for insurance underwriting, insurance company portfolio investments, real estate investments and development and merchant banking, which must be conducted by a financial holding company. In order for a financial subsidiary of a bank to engage in permissible financial activities, federal law requires, among other conditions, that the parent bank be well managed and have at least a satisfactory Community Reinvestment Act rating, and the parent bank and all of its bank affiliates must be well capitalized.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” under applicable Federal Reserve Board regulations and the depository institution subsidiaries controlled by the company must have at least a satisfactory Community Reinvestment Act rating. A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned Capital Requirements and Prompt Corrective Action included in this Item 1. A depository institution subsidiary is considered “well managed” if it received a composite rating of 1 or 2 and management rating of at least “satisfactory” in its most recent examination. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve

Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require (i) divestiture of the holding company’s depository institutions or (ii) termination by the financial holding company of any activity that is not an activity that is permissible for bank holding companies under section 4(c)(8) of the BHCA. If a depository institution receives a rating of less than satisfactory under the Community Reinvestment Act, the financial holding company may not commence any additional financial activity or acquire a company engaged in financial activity, until the bank subsidiary has achieved at least a rating of satisfactory under the Community Reinvestment Act.

Please refer to the section captioned Community Reinvestment Act included elsewhere in this item.

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

As required by the EGRRCPA, in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Federal Reserve Board’s Small Bank Holding Company Policy Statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (i) is not engaged in significant non-banking activities; (ii) does not conduct significant off-balance sheet activities; and (iii) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding that are registered with the SEC. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve Board may exclude a company from the threshold increase. Management believes the Company meets the conditions of the Federal Reserve Board’s Small Bank Holding Company Policy Statement and is therefore excluded from consolidated capital requirements and is subject to specific debt to equity ratio requirements. To be considered well capitalized, a company subject to the Small Bank Holding Company Policy Statement must meet certain requirements, including having a debt-to-equity ratio of 1.0:1 or less. Further, qualification as a small bank holding company allows the Company to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve. The Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Federal Securities Regulation

The Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Company is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the United States public markets. The Company is generally subject to these requirements and applicable SEC rules and regulations.

Acquisitions

The BHCA, the Bank Merger Act, the Change in Bank Control Act (the “CIBCA”), West Virginia banking law, and other federal and state statutes regulate investments in and acquisitions of commercial banks and their parent holding companies. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FDIC or other appropriate bank regulatory authority is required for a non-member bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. Under the CIBCA, a filing with the Federal Reserve Board is required under certain circumstances if an investor acquires more than 9.9% of any class of voting securities of a state member bank or a bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial strength of the combined organization, the risks to the stability of the United States banking or financial system, the applicant’s performance record under the Community Reinvestment Act (please refer to the section captioned Community Reinvestment Act included elsewhere in this item) and its compliance with consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities and other financial crimes.

Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation.

Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, subject to market share limitations and any state requirement that the target bank shall have been in existence and operating for a minimum period of time. Under the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state by establishing a de novo branch at any location in such host state at which a bank chartered in such a host state could establish a branch. Applications to establish such branches must be filed with the appropriate bank regulators.

Other Safety and Soundness Regulations

The Federal Reserve Board has enforcement powers over bank holding companies and their non-banking subsidiaries. The Federal Reserve Board has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other enforcement and remedial actions.

Federal and state banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties and to appoint a receiver in order to conserve the assets of the Bank for the benefit of depositors and other creditors. The West Virginia Commissioner of Banking also has the authority to take possession of a West Virginia state bank in certain circumstances, including, among other things, when it appears necessary in order to protect or preserve the assets of that bank for the benefit of depositors and other creditors.

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy on financial institution regulations in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act contains anti-money laundering measures affecting insured depository institutions and their affiliates, broker-dealers and certain other financial institutions. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which grants the Secretary of the United States Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The United States Treasury has issued a number of regulations to implement the Patriot Act under this authority requiring financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including imposing substantial money penalties and causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation

The United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, regimes and individuals, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal, financial and reputational consequences, including the imposition of financial penalties, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Incentive Compensation

As part of its regular, risk-focused examination process, the Federal Reserve Board reviews the incentive compensation arrangements of banking organizations that are not “large, complex banking organizations,” such as the Company. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In June 2010, the Federal Reserve Board, Office of the Comptroller of the Currency, and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In June 2016, the Federal Reserve Board, other federal banking agencies, and the SEC jointly published a proposed rulemaking designed to strengthen the incentive-based compensation practices at covered institutions by better aligning the financial rewards for covered persons with an institution’s long-term safety and soundness. The proposed rule uses a tiered approach that applies provisions to covered financial institutions according to three categories of average total consolidated assets: Level 1 ($250 billion or more), Level 2 ($50 billion to $250 billion) and Level 3 ($1 billion to $50 billion). For all covered institutions, the proposed rule would (i) prohibit types and features of incentive-based compensation arrangements that encourage inappropriate risks because they are “excessive” or “could lead to material financial loss” at a covered institution; (ii) require incentive-based compensation arrangements to adhere to three basic principles: (1) a balance between risk and reward; (2) effective risk management and controls; and (3) effective governance; and (iii) require appropriate board or directors (or committee) oversight and record keeping and disclosures to the appropriate agency. For Level 1 and Level 2 institutions, the proposed rule would (i) require the following: the deferral of awards for senior executive officers and significant risk takers; the subjecting of unpaid and unvested incentive compensation to the risk of downward adjustments or forfeiture; the subjecting of paid incentive compensation to the risk of “clawback;” establishing a board compensation committee; expanded risk-management and control standards; additional record keeping requirements for senior executive officers and significant risk takers; and detailed policies and procedures to ensure rule compliance; and (ii) prohibit certain inappropriate practices, including: the purchase of hedging instruments that offset decreases in the value of incentive compensation; allowing a range of payouts that might encourage risk taking; and basing compensation solely on comparison to peer and volume-driven incentives without regard to transaction quality or compliance with sound risk management. The comment period ended in July 2016 and the agencies are evaluating the comments received.

If these or other regulations are adopted in a form similar to that initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In addition, SEC regulations require public companies, like the Company, to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

The scope and content of the United States banking regulators’ policies on incentive compensation and SEC rulemaking with respect to executive compensation are continuing to develop.

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies and foreign banks which engage in the banking business in the United States (together, “banking entities”) from engaging in proprietary trading of certain securities, derivatives and commodity futures and options on these instruments, for their own account and prohibits banking entities from investing in or sponsoring certain types of funds (“covered funds”) unless otherwise permitted by the Volcker Rule. EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. As of July 22, 2019, the effective date for the rulemaking implementing the EGRRCPA exemption, the Company and the Bank are below these thresholds and thus exempt from the Volcker Rule.

Limit on Dividends

The Company is a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. The Company’s ability to obtain funds for the payment of dividends to its shareholders and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects the Company to serve as a source of financial and managerial strength to the Bank to reduce potential loss exposure to the Bank’s depositors and to the FDIC insurance fund in the event the Bank becomes insolvent or is in danger of becoming insolvent or is otherwise experiencing financial stress. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by the Company to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

In addition, the Company and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums (please refer to the Capital Requirements section below). The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

Transactions between the Bank and its subsidiaries, or the Company or any other subsidiary of the Company, are regulated under federal banking law. The Federal Reserve Act, made applicable to the Bank by section 8(j) of the Federal Deposit Insurance Act (the “FDIA”), imposes quantitative and qualitative requirements and collateral requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by the Federal Reserve Act to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure by a bank to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf or for the benefit of an affiliate. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

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

Capital Requirements

The Bank is required to comply with applicable capital adequacy standards established by the FDIC (the “Capital Rules”). The Company is exempt from the Federal Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. State chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

The Capital Rules, among other things: (i) include a “Common Equity Tier 1” (“CET1”) measure; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Capital Rules, the minimum capital ratios effective as of January 1, 2015 are:

●	4.5% CET1 to risk-weighted assets;
●	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
●	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also include a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019. The Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer of 2.5% and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Since fully phased in on January 1, 2019, the Capital Rules require the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of: (i) CET1 to risk-weighted assets of at least 7%; (ii) Tier 1 capital to risk-weighted assets of at least 8.5%; (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%. The Capital Rules also provide for a number of deductions from and adjustments to CET1.

The Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the general risk-based capital rules to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for United States government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to its capital requirements to simplify certain aspects of the capital rules for community banks, including the Bank, in an attempt to reduce the regulatory burden for such smaller financial institutions. In July 2019, the bank regulatory agencies finalized the rule which applies to banking organizations with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The rule simplifies the capital treatment for mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions and minority interest. The rule also allows bank holding companies to redeem common stock without prior approval unless otherwise required. Generally, the final rule is effective as of April 1, 2020; however, banking organizations are permitted to use this simpler regulatory capital requirements as of January 1, 2020.

In June 2016, the FASB issued an update to the accounting standards for credit losses that included the Current Expected Credit Losses (“CECL”) methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL became effective for certain entities on January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL. This standard is effective for the Company in 2023.

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for insured depository institutions under $10 billion in assets a community bank leverage ratio (“CBLR”) (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Capital Rules. Such institutions that meet the CBLR will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the CBLR test based on the institution’s risk profile. In November 2019, the federal bank regulators issued a final rule on the CBLR, setting the minimum required CBLR at 9%. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio

(equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the CBLR framework. Banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulators’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the FDIA. The final rule was effective on January 1, 2020 and the CBLR framework was available for banks to use beginning in their March 31, 2020 Call Report. The Bank did not elect to apply the CBLR framework in its March 31, 2020 Call Report, but plans to apply the framework in the March 31, 2021 Call Report.

Prompt Corrective Action

The FDIA requires among other things, that the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be within, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

As noted above, the EGRRCPA eliminated these risk-based capital requirements for banks with less than $10.0 billion in assets who elect to follow the CBLR.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it will thereafter be treated as if it is “significantly undercapitalized” until such capital deficiency is corrected.

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in one or more unsafe or unsound practices. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

For further information regarding the capital ratios and leverage ratio of the Company and the Bank, please refer to the discussion under the section captioned Capital and Stockholders’ Equity included in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, cybersecurity, liquidity, data protection, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. Please refer to the Prompt Corrective Action section above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties and cease and desist orders.

Deposit Insurance

The Bank’s deposits are insured by the FDIC up to the limits set forth under applicable law. The FDIC imposes a risk-based deposit premium assessment system that determines assessment rates for an insured depository institution based on an assessment rate calculator, which is based on a number of elements to measure the risk each insured depository institution poses to the FDIC insurance fund. The assessment rate is applied to total average assets, less tangible equity, as defined under the Dodd-Frank Act. The assessment rate schedule can change from time to time at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly.

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

Federal Home Loan Bank Membership

The Federal Home Loan Bank (“FHLB”) provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”), plus 4.0% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2020, the Bank held capital stock of FHLB in the amount of $2.8 million.

Federal and State Consumer Laws

The Company and the Bank are subject to a number of federal and state consumer protection laws that extensively govern the Company's relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act (“HMDA”), the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these federal laws’ respective state-law counterparts, as well as state usury laws and state and federal laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company's ability to raise interest rates and subject it to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Company operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Company's failure to obtain any required bank regulatory approval for merger or acquisition transactions it may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

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

The CFPB has concentrated much of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending and servicing practices. The CFPB issued final rules changing the reporting requirements for lenders under the HMDA. The new rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the loans and borrowers. The expanded data is being collected as of January 1, 2018.

Financial Privacy

Federal law currently contains extensive customer privacy protection provisions, including substantial customer privacy protections provided under the Financial Services Modernization Act of 1999 (commonly known as the Gramm-Leach-Bliley Act). Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. In December 2015, Congress amended the Gramm-Leach-Bliley Act privacy provisions to include an exception under which a financial institution is not required to provide annual privacy notices to customers if such financial institution meets certain conditions. In August 2018, the CFPB finalized a rule implementing this provision and that rule became effective September 17, 2018.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. The CRA requires the Bank’s primary federal bank regulatory agency, the FDIC, to assess the Bank’s record in meeting the credit needs of the communities served by the Bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: (i) “Outstanding,” (ii) “Satisfactory,” (iii) “Needs to Improve” or (iv) “Substantial Noncompliance.”

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data. The Company employs a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the Company's defensive measures, the threat from cyberattacks is severe, attacks are sophisticated and increasing in volume and attackers respond rapidly to changes in defensive measures. While to date, the Company is not aware of it having experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, its systems and those of its customers and third-party service providers are under constant threat and it is possible that it could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. For further discussion of risks related to cybersecurity, please refer to Item 1A – Risk Factors included elsewhere in this report.

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in United States government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits and the interest rates charged on loans, as well as the interest rates paid on deposit accounts.

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

Effect of Environmental Regulation

The Company’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the Company mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral. With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit. The Company does not currently anticipate any material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

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

Future Legislation and Regulation

From time to time, Congress may enact legislation that affects the regulation of the financial services industry and state legislatures may enact legislation affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to the Company's business strategy or limit its ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material, adverse effect on the Company's business, financial condition and results of operations.

Corporate and Available Information

The Company files reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. The Company makes available through its website (http://www.mvbbanking.com), free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnish it to, the SEC. The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document its files with the SEC.

The public may read and copy any materials the Company files with or furnishes to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

The following discussion sets forth some of the more important risk factors that could materially affect the Company's financial condition, results of operations, business and prospects. Other factors that could affect the Company’s financial condition and operations are discussed in the Forward-Looking Statements at the beginning of this report.

The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also affect the Company's business operations. You should carefully consider the risks and uncertainties described below together with all of the information included or incorporated by reference in this Annual Report on Form 10-K, which is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company's business, financial condition and results of operations could be materially and adversely affected.

References to “we,” “us,” and “our” in this Risk Factors section refer to the Company and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Risks Related to Economic and Market Conditions

The Company may continue to face risks related to the COVID-19 pandemic.

The full impact of COVID-19 is unknown and rapidly evolving. The outbreak and any preventative or protective actions that the Company or its clients may take in respect of the virus may result in a period of disruption, including the Company’s financial reporting capabilities and its operations, and could potentially impact the Company’s clients, providers and third parties. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in overall business activity and financial transactions, supply chain disruptions and overall economic and financial market instability. In response to the pandemic, many states, including those where the Company primarily operates, have taken preventative and protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes and ordering temporary closures of businesses that have been deemed to be non-essential.

The COVID-19 pandemic had an impact on the Company’s operations during fiscal year 2020 and the Company expects that the pandemic may continue to materially affect the Company’s business, financial condition and results of operations during 2021. The extent to which the COVID-19 pandemic impacts the Company’s future operating results will depend on future developments, which are highly uncertain and cannot be predicted, including the efficacy and distribution of COVID-19 vaccines and governmental actions to contain the virus or treat its impact, among others. Banking and financial services have been designated essential businesses; therefore, the Company’s operations are continuing. The ultimate effects of COVID-19 on the broader economy and the markets that the Company serves are not fully known, nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the federal funds rate, which may negatively affect the Company's interest income, and therefore, earnings, financial condition and results of operations.

In March 2020, the Company announced programs to support its customers during the COVID-19 pandemic. A number of borrowers have enrolled in programs to defer all loan payments for periods up to six months. These programs may negatively impact revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 to clients, may adversely affect the business and results of operations more substantially over a longer period of time.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 pandemic, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which the Company operates. This could result in further decline in demand for banking products and services and could negatively impact, among other things, liquidity, regulatory capital and future growth. Any one or more of these developments could have a material adverse effect on the business, financial condition and results of operations.

The Company is taking precautions to protect the safety and well-being of its customers and employees. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can the Company predict the level of disruption which will occur to the Company's employees’ ability to provide the expected level of client support and service. If the Company is unable to recover from a business disruption on a timely basis, its business, financial condition and results of operations could be materially and adversely affected. The Company may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect the business, financial condition and results of operations.

The extent to which COVID-19 impacts the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. Even after COVID-19 has subsided, the Company may continue to experience materially adverse impacts to its business as a result of the virus’ global economic impact, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. The full extent is not yet known and the Company cannot predict the full extent of the impacts on its business, operations or the global economy as a whole.

The Company may be adversely affected by the emergency actions taken by the United States government to mitigate the impact of the COVID-19 pandemic on the United States economy.

The United States government has taken a number of actions to mitigate the impact of the COVID-19 pandemic on the United States economy. Among other steps taken, the Federal Reserve cut the federal funds rate in March 2020, and also lowered the interest rate on emergency lending at the Discount Window and lengthened the term of loans to 90 days. In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. Key provisions of the CARES Act include one-time payments to individuals, strengthened unemployment insurance, additional health-care funding, loans and grants to certain businesses and temporary amendments to the Internal Revenue Code. The Small Business Administration (“SBA”) was tapped to lead the effort to loan funds to small businesses, in conjunction with banks. The Federal Reserve and the United States Treasury have also responded with lending programs under the CARES Act. Further, the Federal Reserve has intervened with a number of credit facilities intended to keep the capital markets liquid.

There can be no assurance that these interventions by the United States government will be successful in mitigating the impact of the COVID-19 pandemic and it is unclear what the cumulative effect of these extraordinary actions by the United States government will be on the economy as a whole and upon the financial condition and results of operations of the Company and its clients, both in the short- and long-term.

The Company's business depends upon the general economic conditions of the State of West Virginia and the Commonwealth of Virginia, and may be adversely affected by downturns in these and the other local economies in which it operates.

The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services it offers, is highly dependent upon the business environment in the markets where it operates, including the State of West Virginia, the Commonwealth of Virginia and the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Continued economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, combined with continued oil price volatility, could have a material adverse effect on the credit quality of the Company's loans and its business, financial condition and results of operations.

The Company's success depends primarily on the general economic conditions of West Virginia and Virginia and the specific local markets in which it operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of its customers to repay loans, the value of the collateral securing loans and the stability of its deposit funding sources. Moreover, approximately 29.2% of the securities in the Company's municipal securities portfolio were issued by political subdivisions or agencies within West Virginia and Virginia. A significant decline in general economic conditions in West Virginia or Virginia, whether caused by recession, inflation, unemployment, changes in crude oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's business, financial condition and results of operations.

A significant portion of the Company's loans are secured by real estate concentrated in the State of West Virginia and the Commonwealth of Virginia, which may adversely affect its earnings and capital if real estate values decline.

Nearly 68.5% of the Company's total loans are real estate interests (residential, non-residential including both owner-occupied and investment real estate and construction and land development) mainly concentrated in West Virginia and Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If the Company is required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, its earnings and capital could be adversely affected.

Severe weather, natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on the Company's business.

Severe weather and natural disasters, including tornados, drought and floods, epidemics and pandemics, acts of war or terrorism or other external events or the fear of such events could have a significant effect on the Company's ability to conduct business. Such events could affect the stability of its deposit base; impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

The COVID-19 pandemic, trade wars, tariffs and similar events and disputes, domestic and international, have adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Market interest rates have declined significantly. Such events also may adversely affect business and consumer confidence generally. The Company and its customers, and respective suppliers, vendors and processors may be adversely affected. Any such adverse changes may adversely affect the Company's profitability, growth, asset quality and financial condition.

The ongoing COVID-19 outbreak and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact has affected and will likely continue to affect the Company's business and results of operations. The COVID-19 pandemic has caused changes in the behavior of customers, businesses and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment and overall economic and financial market instability. The Federal Reserve stated in late February 2020 that it was closely monitoring COVID-19 developments and their effects on the economic outlook, and would act appropriately to support the economy. In March 2020, the Federal Reserve reduced the target federal funds rate by 150 basis points to between 0.0% to 0.25%. The Federal Reserve also announced it was purchasing Treasury bills until the economy reaches full employment and inflation stays at 2% and will continue to reinvest amounts of principal received by the Federal Reserve on its portfolio of treasury and agency debt and mortgage-backed securities. Lastly, the Federal Reserve also reduced the interest it pays on excess reserves from 1.10% to 0.10%. The Company expects that such reductions in interest rates will adversely affect its net interest income, margins and profitability.

Risks Related to the Company's Business

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company is subject to additional risks of litigation from clients or other parties regarding its processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guarantees.

In March 2020, the CARES Act was signed into law and included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, which opened in April 2020, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. In mid-April, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Later in April 2020, an additional $310 billion of PPP loan funding was authorized. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company may be exposed to the risk of litigation, from both clients and non-clients that contacted the Bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company's reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The Company's non-residential real estate loans expose it to greater risks of non-payment and loss than residential mortgage loans, which may cause it to increase its allowance for loan losses, which would reduce net income.

At December 31, 2020, $1.17 billion, or approximately 80%, of the Company's loan portfolio consisted of non-residential real estate loans. Non-residential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose the Company to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, the Company may need to increase its allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce net income. Also, many of the Company's non-residential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Company to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

The Company's allowance for loan losses could become inadequate and reduce earnings and capital.

The Bank maintains an allowance for loan losses that it believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of the Bank’s clients relative to their financial obligations with it. However, the amount of future losses is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond the Bank’s control, and these future losses may exceed its current estimates. Management performs stress tests on the loan portfolios to estimate future loan losses, but additional provisions for loan losses could be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in the Bank’s market area or changes in the circumstances of particular borrowers. The Company cannot predict with certainty the amount of losses or guarantee that the allowance for loan losses is adequate to absorb future losses in the loan portfolio. Excessive loan losses could have a material adverse effect on the Company’s financial condition and results of operations.

The earnings from the Company's investment in ICM will be significantly reduced if ICM is not able to sell mortgages.

The profitability of ICM depends in large part upon its ability to originate a high volume of loans and to sell them in the secondary market. Thus, ICM is dependent upon (i) the existence of an active secondary market and (ii) its ability to sell loans into that market. Volatile interest rate environments could increase this risk initially. However, past performance supports the Company's ability to fund the increase in ICM's production.

ICM’s ability to readily sell mortgage loans is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of the ICM's ability to participate in such programs could, in turn, adversely affect the Company's results of operations.

The Company's largest source of revenue (net interest income) is subject to interest rate risk.

The Bank’s financial condition and results of operations are significantly affected by changes in interest rates. The Bank’s earnings depend primarily upon its net interest income, which is the difference between its interest income earned on its interest-earning assets, such as loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Moreover, the loans included in the Company's interest-earning assets are primarily comprised of variable and adjustable rate loans. Net interest income is subject to interest rate risk in the following ways:

●	In general, for a given change in interest rates, the amount of change in value (positive or negative) is larger for assets and liabilities with longer remaining maturities. The shape of the yield curve may affect new loan yields, funding costs and investment income differently.
●	The remaining maturity of various assets or liabilities may shorten or lengthen as payment behavior changes in response to changes in interest rates. For example, if interest rates decline sharply, loans may prepay, or pay down, faster than anticipated, thus reducing future cash flows and interest income. Conversely, if interest rates increase, depositors may cash in their certificates of deposit prior to maturity (notwithstanding any applicable early withdrawal penalties) or otherwise reduce their deposits to pursue higher yielding investment alternatives.
●	Re-pricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets re-price faster than liabilities, there will be an initial decline in earnings. Moreover, if assets and liabilities re-price at the same time, they may not be by the same increment. For instance, if the federal funds rate increased 50 basis points, rates on demand deposits may rise by ten basis points; whereas rates on prime-based loans will instantly rise 50 basis points.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates. Interest rate risk is more fully described in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company's credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company operates in a highly competitive industry and market area and failure to effectively compete could have a material adverse effect on its business, financial condition and results of operations.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets where the Company operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company's ability to compete successfully depends on a number of factors, including, among other things:

●	Ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
●	Ability to expand the Company's market position;
●	Scope, relevance and pricing of products and services offered to meet customer needs and demands;
●	Rate at which the Company introduces new products and services relative to its competitors;
●	Customer satisfaction with the Company's level of service; and
●	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect its growth and profitability, which, in turn, could have a material adverse effect on its business, financial condition and results of operations.

The value of the Company's goodwill and other intangible assets may decline in the future.

As of December 31, 2020, the Company had $4.8 million of goodwill and other intangible assets. A significant decline in the Company's expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of its common stock may necessitate taking charges in the future related to the impairment of its goodwill and other intangible assets. If the Company were to conclude that a future write-down of goodwill and other intangible assets is necessary, it would record the appropriate charge, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Changes to the London Interbank Offered Rate (“LIBOR”) may adversely impact the value of, and the return on, the Company's financial instruments that are indexed to LIBOR.

The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In November 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of United States dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of United States dollar LIBOR, including the three-month LIBOR, but indicated no new contracts using United States dollar LIBOR should be entered into after December 31, 2021. Publication of non-United States dollar LIBOR would continue to cease after December 31, 2021. Notwithstanding the publication of this consultation, there is no assurance of how long LIBOR of any currency or tenor will continue to be published. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published before December 31, 2021 or June 30, 2023, as applicable, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although the Alternative Reference Rates Committee has announced the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark rate. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other similar reforms may adversely affect the value of, and the return on, the Company's financial instruments.

New lines of business or new products and services may subject the Company to additional risks.

The Company is focused on its long-term growth and have undertaken various new business initiatives, many of which involve activities that are new to it, or in some cases, are in the early stages of development. From time to time, the Company may develop, grow and/or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets for these products and services are not fully developed.

For example, the Company is involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. The Company also acquired Chartwell in September 2019, which provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Given the Company's evolving business and product diversification, these new initiatives may subject it to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Furthermore, the Bank has several large depositor relationships that are concentrated in the Fintech industry and the loss of any relationship could force the Company to fund its business through more expensive and less stable sources. Also, the Bank is engaged in relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries and any change in regulations could impact the Company from both an operational and regulatory perspective. As of December 31, 2020, total gaming deposits represent approximately 18% of the Company's total deposits.

In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company's system of internal controls. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond the Company's control. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's investments in Fintech companies and initiatives subject it to material financial, reputational and strategic risks.

The Company's investments in various Fintech companies have had a significant impact on its results of operations, and it anticipates they will continue to have a significant impact on its results of operations in the future. Any investments where the Company has the ability to exercise significant influence, but not control over the operating and financial policies of the investee, are accounted for using the equity method of accounting. For investments accounted for under the equity method, the Company increases or decreases its investment by its proportionate share of the investee’s net income or loss. Any investments where the Company is not able to exercise significant influence over the investee are accounted for under Accounting Standards Update (“ASU”) 2016-01, where changes in fair value resulting from observable price changes arising from orderly transactions are recognized in net income. The Company also periodically evaluates its investments for impairment. Please refer to Note 1 – Summary of Significant Accounting Policies, accompanying the consolidated financial statements included elsewhere in this report for more information.

Any earnings from the Company's Fintech investments can be volatile and difficult to predict. Furthermore, the Company invests in many of these Fintech companies for strategic purposes. Where the Company is a minority shareholder, it may be unable to influence the activities of these organizations, which could have an adverse impact on its ability to execute its strategic initiatives and successfully develop and implement the banking platform it is developing with these and other partners.

Potential acquisitions may disrupt the Company's business and dilute stockholder value.

The Company generally seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

●	Potential exposure to unknown or contingent liabilities of the target company;
●	Exposure to potential asset quality issues of the target company;
●	Potential disruption to the Company's business;
●	Potential diversion of management’s time and attention;
●	Possible loss of key employees and customers of the target company;
●	Difficulty in estimating the value of the target company; and
●	Potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of the Company's tangible book value and net income per common share may occur in connection with any future transaction.

Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is subject to liquidity risk, which could disrupt the ability to meet its financial obligations.

Liquidity refers to the ability of the Company to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting periodic payment obligations under certain subordinated debentures issued by the Company in connection with the issuance of floating rate redeemable trust preferred securities. The source of the funds for the Company’s debt obligations is dependent on the Bank.

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

The Bank is currently a member bank of the FHLB of Pittsburgh. Membership in this system of quasi-governmental, regional home loan oriented agency banks allows it to participate in various programs offered by the FHLB. The Bank borrows funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. Should this occur, the Bank's short-term liquidity needs could be negatively impacted. If the Bank were restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, it may be forced to find alternative funding sources. If the Bank is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect results of operations and financial position.

Interruption to the Company's information systems or breaches in security, including as a result of cyberattacks or other cyber incidents, could adversely affect the its operations or otherwise harm its business.

The Company relies on information systems and communications for operating and monitoring all major aspects of business, as well as internal management functions. Any failure, interruption, intrusion or breach in security of these systems could result in failures or disruptions in the customer relationship, management, general ledger, deposit, loan and other systems.

There have been several cyberattacks on websites of large financial services companies. Even if not directed at the Company specifically, attacks on other entities with whom it does business, or on whom it otherwise relies, or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of the Company's business.

Cyberattacks on third-party retailers or other business establishments that widely accept debit card or check payments could compromise sensitive Bank customer information, such as debit card and account numbers. Such an attack could result in significant costs to the Bank, such as costs to reimburse customers, reissue debit cards and open new customer accounts.

In addition, there have been efforts on the part of third parties to breach data security at financial institutions, including through the use of social engineering schemes such as “phishing.” The ability of customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches. Because the techniques used to attack financial services company communications and information systems change frequently (and generally increase in sophistication), attacks are often not recognized until launched against a target and the Company may be unable to address these techniques in advance of attacks, including by implementing adequate preventative measures. The Company may also be unable to prevent attacks that are supported by foreign governments or other well-financed entities and that may originate from less regulated and remote areas of the world.

The occurrence of any such failure, disruption or security breach of the Company's information systems, particularly if widespread or resulting in financial losses to the Company's customers, could damage its reputation and its relationships with its partners and customers, result in a loss of customer business, subject the Company to additional regulatory scrutiny and expose it to civil litigation and possible financial liability. These risks could have a material effect on the Company's business, results of operations and financial condition.

The Company continually encounters technological change and failure to continually adapt to such change could materially impact its financial condition and results of operations.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The Company's future success depends, in part, upon its ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on the Company's business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions, or deposit funds electronically with banks having no branches within the Company's market area, which could affect net income.

Technology and other changes allow parties to complete financial transactions without banks. For example, consumers can pay bills and transfer funds directly without banks. Consumers can also shop for higher deposit interest rates at banks across the country, which may offer higher rates because they have few or no physical branches and open deposit accounts electronically. This process could result in the loss of fee income, as well as the loss of client deposits and the income generated from those deposits, in addition to increasing funding costs.

The Company's operations rely on certain external vendors who may not perform in a satisfactory manner.

The Company is reliant upon certain external vendors to provide products and services necessary to maintain its day-to-day operations. Accordingly, its operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. The Company maintains a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure; (ii) changes in the vendor’s financial condition; and (iii) changes in the vendor’s support for existing products and services. The failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to operations, which could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit its ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase exposure to environmental liability. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's business, financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties which, if inaccurate, could have a material adverse impact on the Company's financial condition and results of operations.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company is at risk for an adverse impact on business due to damage to its reputation.

Our ability to compete effectively, to attract and retain customers and employees, and to grow our business is dependent on maintaining our reputation and having the trust of our customers and employees. Many types of developments, if publicized, can negatively impact a company’s reputation with adverse consequences to its business.

To an increasing extent, financial services companies, including the Company, may face criticism for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as environment, consumer health and safety or society at large. Criticism can come in many forms, including for providing banking services to companies engaged in, for example, the gaming industry or cryptocurrency. Many of these issues are divisive without broad agreement as to the appropriate steps a company should take and often with strong feelings on both sides. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address concerns or by others as having inappropriately yielded to pressures. This pressure can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

The Company may also face criticism in response to changes in overall strategic direction, the addition of new lines of business, the exit of current lines of business or with openings or closures of certain banking centers.

Risks Related to the Legal and Regulatory Environment

Changes in tax law may adversely affect the Company's performance and create the risk that it may need to adjust its accounting for these changes.

The Company is subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to the Company's taxes could have a material adverse effect on its performance. In addition, customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on customers could result in defaults on the loans and decrease the value of mortgage-backed securities in which the Company has invested.

The Company is subject to extensive government regulation and supervision and possible enforcement and other legal actions that could detrimentally affect its business.

The Company, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such changes could subject it to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

For further detail, please refer to the sections captioned Supervision and Regulation included in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

Failure to meet any of the various capital adequacy guidelines which the Company is subject to could adversely affect its operations and could compromise its status as a financial holding company.

The Company and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the Federal Reserve Board, the FDIC and the United States Department of Treasury. If the Company or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, the Company's financial condition and results of operations would be materially and adversely affected and could compromise its status as a financial holding company. Please refer to the sections captioned Supervision and Regulation – Capital Requirements included in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report, for detailed capital guidelines for bank holding companies and banks.

The Company is a financial holding company and its sources of funds are limited.

The Company is a financial holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to shareholders of the Company is derived primarily from dividends paid by the Bank. As a result, the Company’s ability to receive dividends or loans from its Bank subsidiary is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The Federal Reserve Board and/or the FDIC prohibit a dividend payment by the Company or the Bank that would constitute an unsafe or unsound practice. Please refer to the sections captioned Supervision and Regulation – Limit on Dividends included in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

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

Risks Associated With the Company's Common Stock

The trading volume in the Company's common stock is less than that of other larger financial services companies.

Shares of the Company's common stock began trading on the Nasdaq Capital Market in December 2017 under the symbol “MVBF” and were previously traded on the OTC Bulletin Board. There has been limited trading in its shares over the last 12 months. If limited trading in the Company's common stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of the Company's common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

If the Company is unable to maintain compliance with Nasdaq listing requirements, its stock could be delisted, and the trading price, volume and marketability of the stock could be adversely affected.

There can be no assurances that the Company will be able to maintain compliance with Nasdaq’s present listing standards, or that Nasdaq will not implement additional listing standards with which it will be unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of the Company's shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of the common stock.

The Company's stock price can be volatile.

Stock price volatility may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. The Company's stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to the Company;

●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding the Company and/or its competitors;
●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, including real or anticipated changes in the strength of the economies the Company serves; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, crude oil price volatility or credit loss trends could also cause the Company's stock price to decrease, regardless of operating results.

The Company's ability to pay dividends is not certain and it may be unable to pay future dividends. As a result, capital appreciation, if any, of The Company's common stock may be shareholders' sole opportunity for gains on their investment for the foreseeable future.

The Company's ability to pay dividends in the future is not certain. Any future determination relating to dividend policy will be made at the discretion of its Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that its Board of Directors may deem relevant. The holders of the Company's common stock are entitled to receive dividends when, and if declared by its Board of Directors out of funds legally available for that purpose. As part of its consideration of whether to pay cash dividends, the Company intends to retain adequate funds from future earnings to support the development and growth of its business. In addition, the Company's ability to pay dividends is restricted by federal policies and regulations and by the terms of its existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. For further information, please refer to the section captioned Supervision and Regulation – Limit on Dividends in Item 1 – Business included elsewhere in this report.

General Risk Factors

The Company is exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Company is required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. At December 31, 2020, the Company has no material weaknesses in its internal control over financial reporting; however, a material weakness could occur in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If the Company fails to maintain a system of internal control over financial reporting that meets the requirements of Section 404, it may be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report by the Company of a material weakness may cause investors to lose confidence in its financial statements and its stock price may be adversely affected. If the Company fails to remedy any material weakness, its financial statements may be inaccurate, it may not have access to the capital markets, and its stock price may be adversely affected.

The value of the securities in the Company's investment securities portfolio may be negatively affected by disruptions in securities markets.

Due to credit and liquidity risks and economic volatility, making the determination of the value of a securities portfolio is less certain. A decline in market value associated with these disruptions could result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on the Company's financial condition and results of operations.

The Company's accounting policies and estimates are critical to how it reports its financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how the Company reports its financial condition and results of operations.

Accounting policies and estimates are fundamental to how the Company records and reports its financial condition and results of operations. The Company's management makes judgments and assumptions in selecting and adopting various accounting policies and in applying estimates so that such policies and estimates comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, the Bank could need to significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company cannot guarantee that it will not be required to adjust accounting policies or restate prior financial statements. Please refer to the section captioned Allowance for Loan Losses in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report for further discussion related to the Company's process for determining the appropriate level of the allowance for loan losses.

Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of the Company's financial statements. Recent economic conditions have resulted in continuing scrutiny of accounting standards by legislators and regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards may result in changes to U.S. GAAP. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in it restating prior period financial statements or otherwise adversely affecting its financial condition or results of operations.

The Company's accounting estimates and risk management processes rely on analytical and forecasting models which may prove to be inadequate or inaccurate which could result in unexpected losses, insufficient allowances for loan losses, or unexpected fluctuations in the value of its financial instruments.

The processes the Company uses to estimate its inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models used for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models used to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company's analytical or forecasting models could have a material adverse effect on its business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company, through the Bank, owns its main office located at 301 Virginia Avenue in Fairmont, WV. The Company’s subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2020, the Company operated 13 full-service banking branches, including three full service banking branches acquired from First State in April 2020, in the locations further described in Item 1 – Business included elsewhere in this report. Seven of the 13 full-service banking branches are owned and the remaining six are leased.

In January 2020, the Company closed one branch location in Morgantown, WV. In April 2020, the Company sold three Bank branch locations in Berkeley County, WV, and one Bank branch location in Jefferson County, WV, pursuant to a Purchase and Assumption Agreement with Summit.

No one facility is material to the Company. Management believes that the facilities are generally in good condition and suitable for the operations for which they are used.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, the Company and its subsidiaries may be subject to claims, asserted or unasserted or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings, the results can be difficult to predict. The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “MVBF.”

As of March 8, 2021, MVB Financial Corp. had approximately 920 stockholders of record.

In 2020 2019 and 2018, the Company paid dividends totaling $0.36, $0.195 and $0.11, respectively, per share and currently expects that comparable dividends will continue to be paid in the future.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Company’s common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2015, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
$200
$175
$150
$125
$100
$75
Index Value
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Period Ending
MVB Financial Corp.
KBW Bank Index
Russell 2000

Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
MVB Financial Corp.	$100.00	$98.32	$154.81	$139.92	$193.93	$179.58
KBW Bank Index	100.00	125.60	146.02	117.39	155.12	133.98
Russell 2000	100.00	119.48	135.18	118.72	146.89	173.86

Equity Compensation Plan Information

Information about the Company’s equity compensation plan is disclosed below under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In April 2020, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin. The purchase price of the transaction consisted of 19,278 unregistered shares of MVB common stock and an undisclosed amount of cash.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

Details of the repurchases of the common stock during the three months ended December 31, 2020, are included in the following table:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 - October 31, 2020	130,400	$17.00	130,400	$1,582,679
November 1 - November 30, 2020	1,500	$16.37	1,500	$1,558,121
December 1 - December 31, 2020	536,490	$20.25	536,490	$31,866,000
Total	668,390		668,390

Please refer to Note 13 – Stock Offerings accompanying the consolidated financial statements included elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated summary sets forth the Company’s selected financial data that has been derived from its audited consolidated financial statements for each of the periods and at the dates indicated.

	Years Ended December 31,
(Dollars in thousands except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data:
Assets	$2,331,476	$1,944,114	$1,750,969	$1,534,302	$1,418,804
Investment securities	438,209	254,335	231,213	231,507	162,368
Loans receivable, net	1,427,900	1,362,766	1,293,427	1,096,063	1,043,764
Loans held-for-sale	1,062	109,788	75,807	66,794	90,174
Deposits	1,982,389	1,265,042	1,309,154	1,159,580	1,107,017
Subordinated debt	43,407	4,124	17,524	33,524	33,524
Stockholders’ equity	239,483	211,936	176,773	150,192	145,625
Weighted-average shares outstanding - basic	11,821,574	11,713,885	11,030,984	10,308,738	8,212,021
Weighted-average shares outstanding - diluted	12,088,106	12,044,667	12,722,003	10,440,228	10,068,733
Income Statement Data:
Interest income	$80,453	$82,361	$69,760	$56,598	$54,123
Interest expense	11,627	22,961	17,706	12,301	11,132
Net interest income	68,826	59,400	52,054	44,297	42,991
Provision for loan loss	16,579	1,789	2,440	2,173	3,632
Net interest income after provision for loan loss	52,247	57,611	49,614	42,124	39,359
Noninterest income	91,837	64,604	38,640	40,706	43,205
Noninterest expense	97,141	87,201	72,878	70,500	69,209
Income from continuing operations, before income taxes	46,943	35,014	15,376	12,330	13,355
Income tax expense - continuing operations	9,532	8,450	3,373	4,755	4,378
Net income from continuing operations	37,411	26,564	12,003	7,575	8,977
Net income from discontinued operations	—	427	—	—	3,935
Net income	37,411	26,991	12,003	7,575	12,912
Preferred dividends	461	479	489	498	1,128
Net income available to common shareholders	36,950	26,512	11,514	7,077	11,784
Per Share Data:
Earnings per share from continuing operations - basic	$3.13	$2.22	$1.04	$0.69	$0.96
Earnings per share from discontinued operations - basic	—	0.04	—	—	0.48
Earnings per share per common share - basic	3.13	2.26	1.04	0.69	1.44
Earnings per share from continuing operations - diluted	3.06	2.16	1.00	0.68	0.92
Earnings per share from discontinued operations - diluted	—	0.04	—	—	0.39
Earnings per share per common share - diluted	3.06	2.20	1.00	0.68	1.31
Cash dividends	0.36	0.195	0.11	0.10	0.08
Book value	20.14	17.13	14.55	13.63	12.93
Tangible book value [1]	19.73	15.20	12.92	11.80	11.01
Asset Quality Ratios:
Nonperforming loans to total loans	0.9%	0.4%	0.5%	0.9%	0.6%
Nonperforming assets to total assets	0.8	0.3	0.5	0.7	0.5
Net charge-offs to total loans	0.1	0.1	0.1	0.1	0.2
Allowance for loan losses to total loans	1.8	0.9	0.8	0.9	0.9
Selected Ratios:
Return on average assets - continuing operations	1.7%	1.4%	0.7%	0.5%	0.6%
Return on average equity - continuing operations	16.7	13.6	7.5	5.2	7.3
Dividend payout	11.4	8.5	10.2	13.6	5.0
Efficiency	60.5	70.3	80.4	82.9	80.3
Equity to assets	10.3	10.9	10.1	9.8	10.3
Bank common equity tier 1 capital	14.6	12.1	12.5	13.3	13.6
Bank tier 1 risk-based capital	14.6	12.1	12.5	13.3	13.6
Bank total risk-based capital	15.8	12.9	13.3	14.2	14.5
Bank leverage	11.0	9.9	10.2	10.7	10.9
1 This is a non-U.S. GAAP measure that the Company believes is helpful to interpreting financial results. For a reconciliation to the most directly comparable U.S. GAAP financial measure, please refer to the “Non-U.S. GAAP Financial Measure Reconciliation” below.

Non-U.S. GAAP Financial Measure Reconciliation

	Years Ended/As of December 31,
(Dollars and shares in thousands, except per share data)	2020	2019	2018	2017	2016
Goodwill	$2,350	$19,630	$18,480	$18,480	$18,480
Intangibles	2,400	3,473	550	646	744
Total intangibles	4,750	23,103	19,030	19,126	19,224

Total Equity	$239,483	$211,936	$176,773	$150,192	$145,625
Less: Preferred equity	(7,334)	(7,334)	(7,834)	(7,834)	(16,334)
Less: Total intangibles	(4,750)	(23,103)	(19,030)	(19,126)	(19,224)
Tangible common equity	227,399	181,499	149,909	123,232	110,067

Tangible common equity	$227,399	$181,499	$149,909	$123,232	$110,067
Common shares outstanding	11,526	11,944	11,607	10,445	9,997
Tangible book value per common share	$19.73	$15.20	$12.92	$11.80	$11.01

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in the Company's results of operations from 2018 to 2019 has been omitted from this report, but may be found in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020. Further, the Company encourages you to revisit the Forward-Looking Statements at the beginning of this report.

Executive Summary

Financial Results

Total assets increased $387.4 million to $2.33 billion at December 31, 2020 from $1.94 billion at December 31, 2019. Earning assets increased $388.8 million to $2.15 billion at December 31, 2020 from $1.76 billion at December 31, 2019. This increase of $388.8 million in earning assets was primarily driven by the $235.2 million increase in interest-bearing deposits with other banks due to increased deposit growth. Deposits increased $717.3 million to $1.98 billion at December 31, 2020, from $1.27 billion at December 31, 2019. The overall cost of interest-bearing liabilities for the Company was 0.85% in 2020 compared to 1.68% in 2019. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.57% in 2020 compared to 3.53% in 2019.

Net interest income increased $9.4 million, noninterest income increased $27.2 million and noninterest expenses increased by $9.9 million during 2020 compared to 2019. The Company’s yield on earning assets (tax-equivalent) in 2020 was 4.17% compared to 4.87% in 2019. Total loans increased by $79.2 million to $1.45 billion at December 31, 2020.

The Company earned $37.4 million in 2020 compared to $27.0 million in 2019, an increase of $10.4 million. The 2020 earnings equated to a return on average assets of 1.7% and a return on average equity of 16.7%, compared to 2019 results of 1.4% and 13.6%, respectively. Basic earnings per share were $3.13 in 2020 compared to $2.26 in 2019. Diluted earnings per share were $3.06 in 2020 compared to $2.20 in 2019.

COVID-19 Pandemic

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy, as well as financial markets. The full impact of COVID-19 is unknown and continues to evolve. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to the Company’s current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for the pricing of most bonds, loans, borrowings, deposits and other fixed income yield curves. The United States Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given the Company’s asset-sensitive position, management expects that net interest income will decline. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

Management expects that some clients will be unable to meet their financial obligations in the near-term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, management does not expect that these credit concerns will perpetuate indefinitely. Many clients may be eligible to defer loan payments to a later date. The Company actively participated in the PPP, is evaluating other programs available to assist its clients and is providing consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

There was considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion had funds available as of the program's closure date. On July 2, 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. On January 8, 2021, the SBA announced that the PPP program would reopen on January 11, 2021 for new borrowers and certain existing PPP borrowers. During the latest round, funds totaling $284 billion were authorized through March 31, 2021.

As of December 31, 2020, commercial loans totaling $34.7 million and mortgage loans totaling $13.5 million were approved for modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” The Company originated 455 PPP loans with original balances of $92.8 million and outstanding balances of $82.0 million as of December 31, 2020 are included on the Company's balance sheet.

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

Average Balances and Analysis of Net Interest Income

	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$125,259	$191	0.15%	$9,264	$209	2.26%	$5,176	$108	2.09%
CDs with banks	12,484	246	1.97	14,097	280	1.99	14,778	295	2.00
Investment securities:
Taxable	121,607	2,448	2.01	129,486	3,055	2.36	150,134	3,580	2.38
Tax-exempt [2]	144,389	5,361	3.71	103,235	4,456	4.32	79,161	3,557	4.49
Loans and loans held-for-sale: 1 3
Commercial	1,136,858	54,434	4.79	987,674	53,087	5.37	854,108	43,099	5.05
Tax-exempt [2]	8,966	422	4.70	12,549	561	4.47	14,352	632	4.40
Real estate	403,166	18,100	4.49	447,891	21,220	4.74	395,302	18,794	4.75
Consumer	6,973	465	6.67	8,948	547	6.11	11,349	575	5.07
Total loans	1,555,963	73,421	4.72	1,457,062	75,415	5.18	1,275,111	63,100	4.95
Total earning assets	1,959,702	81,667	4.17	1,713,144	83,415	4.87	1,524,360	70,640	4.63
Less: Allowance for loan losses	(18,079)			(11,318)			(10,530)
Cash and due from banks	26,460			17,625			16,828
Other assets	181,439			131,370			106,600
Total assets	$2,149,522			$1,850,821			$1,637,258

Liabilities
Deposits:
Negotiable order of withdrawal	$408,110	$2,521	0.62	$381,092	$3,586	0.94	$432,789	$3,246	0.75
Money market checking	458,606	2,680	0.58	331,636	5,144	1.55	245,008	2,455	1.00
Savings	45,420	6	0.01	38,324	4	0.01	44,049	29	0.07
IRAs	13,691	218	1.59	17,415	329	1.89	17,894	285	1.59
CDs	349,787	4,869	1.39	387,660	8,376	2.16	319,720	5,620	1.76
Repurchase agreements and federal funds sold	9,856	23	0.23	11,252	48	0.43	18,536	56	0.30
FHLB and other borrowings	68,407	1,049	1.53	183,812	4,704	2.56	190,686	4,259	2.23
Subordinated debt	7,568	261	3.45	12,124	770	6.35	25,774	1,756	6.81
Total interest-bearing liabilities	1,361,445	11,627	0.85	1,363,315	22,961	1.68	1,294,456	17,706	1.37
Noninterest-bearing demand deposits	502,457			258,546			171,631
Other liabilities	61,169			33,810			10,304
Total liabilities	1,925,071			1,655,671			1,476,391

Stockholders’ equity
Preferred stock	7,334			7,660			7,834
Common stock	12,047			11,762			11,082
Additional paid-in capital	130,314			118,837			107,669
Treasury stock	(2,638)			(1,084)			(1,084)
Retained earnings	77,043			61,712			42,509
Accumulated other comprehensive income (loss)	351			(3,737)			(7,143)
Total stockholders’ equity	224,451			195,150			160,867
Total liabilities and stockholders’ equity	$2,149,522			$1,850,821			$1,637,258

Net interest spread (tax-equivalent)			3.32			3.19			3.26
Net interest income and margin (tax-equivalent) [2]		$70,040	3.57%		$60,454	3.53%		$52,934	3.47%
Less: Tax-equivalent adjustments		(1,214)			(1,054)			(880)
Net interest spread			3.25			3.13			3.21
Net interest income and margin		$68,826	3.51%		$59,400	3.47%		$52,054	3.41%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the twelve months ended December 31, 2020, 2019 and 2018, which is a non-U.S. GAAP financial measure. Please refer to the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 The Company’s PPP loans, totaling $82.0 million at December 31, 2020, are included in this amount for the twelve months ended December 31, 2020.

	Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net interest margin - U.S. GAAP basis
Net interest income	$68,826	$59,400	$52,054
Average interest-earning assets	1,959,702	1,713,144	1,524,360
Net interest margin	3.51%	3.47%	3.41%

Net interest margin - non-U.S. GAAP basis
Net interest income	$68,826	$59,400	$52,054
Plus: Impact of fully tax-equivalent adjustment	1,214	1,054	880
Net interest income on a fully-tax equivalent basis	70,040	60,454	52,934
Average interest-earning assets	$1,959,702	$1,713,144	$1,524,360
Net interest margin on a fully tax-equivalent basis	3.57%	3.53%	3.47%

Rate Volume Calculation

The year over year change in rate volume to 2020 from 2019 is as follows:

(Dollars in thousands)	Change in Volume	Change in Rate	Change in Both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	$8,018	$(5,796)	$(875)	$1,347
Tax-exempt	(160)	29	(8)	(139)
Real estate	(2,119)	(1,112)	111	(3,120)
Consumer	(121)	50	(11)	(82)
Investment securities:
Taxable	(186)	(448)	27	(607)
Tax-exempt	1,776	(623)	(248)	905
Interest-bearing deposits in banks	2,617	(195)	(2,440)	(18)
CDs with banks	(32)	(2)	—	(34)
Total earning assets	$9,793	$(8,097)	$(3,444)	$(1,748)

Interest-bearing liabilities
Negotiable order of withdrawal	$254	$(1,232)	$(87)	$(1,065)
Money market checking	1,969	(3,206)	(1,227)	(2,464)
Savings	1	1	—	2
IRAs	(70)	(52)	11	(111)
CDs	(818)	(2,980)	291	(3,507)
Repurchase agreements and federal funds sold	(6)	(22)	3	(25)
FHLB and other borrowings	(2,954)	(1,885)	1,184	(3,655)
Subordinated debt	(289)	(352)	132	(509)
Total interest-bearing liabilities	$(1,913)	$(9,728)	$307	$(11,334)
Total	$11,706	$1,631	$(3,751)	$9,586

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts and repurchase agreements. Net interest income, which is the primary source of revenue for the Bank, is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is impacted favorably by increases in noninterest bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. Net interest margin (tax equivalent) was 3.57% in 2020 compared to 3.53% in 2019. The net interest margin continues to face considerable pressure due to falling interest rates and competitive pricing of loans and deposits in the Bank’s markets. During 2020, the Federal Reserve lowered its key interest rate from a range of 1.50% to 1.75% to a range of 0.00% to 0.25%. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk. Net interest spread (tax-equivalent) was 3.32% in 2020 compared to 3.19% and 3.26% in 2019 and 2018, respectively. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 25 basis points in 2020 compared to 34 basis points in 2019. This was due to an increase of $243.9 million in average noninterest bearing demand deposits.

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near-term future.

During 2020, net interest income increased by $9.4 million, or 15.9%, to $68.8 million from $59.4 million in 2019. This increase is largely due to the decrease in the cost of interest-bearing liabilities of 83 basis points outpacing the decrease in yield on earning assets of 70 basis points. Also impacting the yield were the Summit sale, First State accretion and amortization of PPP fees. Average total earning assets was $1.96 billion in 2020 compared to $1.71 billion in 2019. Although there was an increase in average total earning assets, total interest income decreased by $1.9 million, or 2.3%, to $80.5 million in 2020 from $82.4 million in 2019. This decrease in total interest income was driven by the effect of the Federal Reserve lowering its key interest rates, which resulted in the decrease in yield on earning assets of 70 basis points. Average total loans and loans held-for-sale increased to $1.56 billion in 2020 from $1.46 billion in 2019, primarily as the result of a $149.2 million increase in average commercial loans; however, PPP loans with an outstanding balance of $82.0 million accounted for a portion of the increase and carried just a 1% yield, outside of origination fee accretion. Yield on total loans and loans held-for-sale decreased 46 basis points. Changes in the balance sheet related to the Summit and First State transactions also impacted yield on earning assets.

Average investment securities increased $33.3 million as the result of a $41.2 million increase in tax-exempt investments, partially offset by a $7.9 million decrease in taxable investments. Yield on tax-exempt securities decreased 61 basis points and taxable securities yield decreased 35 basis points.

Average interest-bearing liabilities decreased in 2020 by $1.9 million. The decrease was primarily the result of decreases of $115.4 million in the average balance of FHLB and other borrowings and $37.9 million in the average balance of certificates of deposit, partially offset by increases of $127.0 million in money market checking accounts and $27.0 million in the average balance of negotiable order of withdrawal accounts.

Average interest-bearing deposits grew to $1.28 billion in 2020 from $1.16 billion in 2019. Total interest expense decreased by $11.3 million, caused primarily by a $7.1 million decrease in deposit interest and a $3.7 million decrease in interest on FHLB and other borrowings. The result was a 83-basis point decrease in the cost of interest bearing liabilities from 2019 to 2020.

The Company’s average earning assets increased $246.6 million and net interest income increased by $9.4 million during 2020. The net interest margin continues to be pressured by falling rates and increased competition for high quality loan growth.

The Bank’s yield on earning assets declined during 2020 due to decreases in the loan portfolio yield of 46 basis points, driven by the addition of PPP loans originated in the second quarter of 2020, and the investment portfolio yield of 29 basis points, while the cost of interest bearing liabilities decreased by 83 basis points.

The cost of interest-bearing liabilities decreased to 0.85% in 2020 from 1.68% in 2019. This decrease is primarily the result of decreases of 103 basis points in the cost of FHLB and other borrowings and a 70 basis point decrease in the cost of deposits. Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

The Company’s provision for loan losses for 2020, 2019 and 2018 was $16.6 million, $1.8 million and $2.4 million, respectively.

The provision for loan losses, which is a product of management’s quarterly analysis, is recorded in response to inherent losses in the loan portfolio.

Substantially all of the increase in loan loss provision is the result of changes to the qualitative adjustment factors in response to the COVID-19 pandemic, enhancements to the qualitative adjustment factor framework itself and adjustments to the risk grading of significant loans within the portfolio, as well as changes in the outstanding balances of the loan portfolios, the level of recognized charge-offs and the resulting historical loss rates.

Determining the appropriate provision for loan losses requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators.

Management has continued to evaluate the qualitative factor framework within the allowance for loan loss methodology in order to assess how well the framework can appropriately respond to the unprecedented risk presented by the COVID-19 pandemic. As a result, the framework was significantly enhanced to consider a much greater degree of risk than when the framework was originally designed. The framework has consistently generated an adequate allowance for loan loss within a generally stable economic environment, but the onset of the pandemic made it apparent that the framework required modifications to consider this greater degree of risk. These enhancements resulted in the need for $12.8 million in additional loan loss provision in 2020. While the ultimate timing and severity of impacts to the economic and business conditions in which we operate are not yet fully known, it is clear that the impacts will continue to be significant and it is likely that the impacts will evolve over time as businesses and individuals learn to adapt. The breadth of the worldwide COVID-19 pandemic and impacts impact on virtually all industries has created additional risk within the loan portfolios, despite there being no change to the nature of those portfolios. Furthermore, as a result of the ongoing analysis of the loan portfolios, a significant number of borrowers are experiencing a strain on their operations, and as a result present an greater risk of default. Additionally, consumer sentiment has been impacted.

Other significant factors include the increasingly volatile social atmosphere, the evolving political climate in the United States and the distribution and acceptance of a COVID-19 vaccine. The unprecedented initiatives of the United States government to provide support to the economy through new loan programs has simultaneously served to temporarily mitigate some of the impacts to the economy and the Company's borrowers, while also adding some degree of increased risk to lending policies and procedures as a result of the pace and manner in which these programs have been developed and made available to the public. As a result, quantifiable evidence of the impacts to the Company's loan portfolios has not yet been fully realized in terms of delinquent loans or deterioration in collateral values. Meanwhile, as of December 31, 2020, management had not made any significant changes to lending strategies that would impact the concentrations of credit risk within those portfolios. Additionally, the risk grade adjustment of significant loans within the portfolio in response to increased risk presented by the COVID-19 pandemic resulted in the need for roughly $3.8 million in additional loan loss provision.

Meanwhile, total loan balances, excluding purchased credit impaired (“PCI”) loans, increased $41.1 million in 2020 versus an increase of $69.7 million in 2019. The commercial loan portfolio increased by $77.3 million in 2020, in comparison to an increase of $122.8 million in 2019, while the residential mortgage loan portfolio decreased by $31.3 million and $23.3 million in 2020 and 2019, respectively. Included in the commercial and total loan volume increases are PPP loans totaling $82.0 million as of December 31, 2020. Also, net charge-offs in 2020 totaled $2.1 million, in comparison to net charge-offs of $1.0 million in 2019. Lastly, provision was impacted by a $0.7 million increase in the specific loan loss allocations in 2020, relative to a $0.5 million decrease in 2019.

Noninterest Income

Payment card and service charge income, mortgage fee income, consulting compliance income, and gains on equity securities generate the core of the Company’s noninterest income. During 2020, equity method investment income and gains on acquisition and divestiture activity have generated additional noninterest income. Total of noninterest income for 2020, 2019 and 2018 was $91.8 million, $64.6 million and $38.6 million, respectively.

The increase in noninterest income for 2020 compared to 2019 was primarily the result of increases of $24.2 million in income from ICM, $17.6 million in gains on acquisition and divestiture activity, $3.5 million in compliance consulting income and $3.5 million in gain on sale of equity securities. These increases were partially offset by decreases of $13.4 million in holding gain on equity securities and $7.6 million in mortgage fee income.

Equity method investment income of $24.2 million was due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income. Mortgage fee income decreased

$7.6 million from $41.0 million in 2019 to $33.4 million in 2020 due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income.

Gains on acquisition and divestiture activity of $17.6 million was primarily due to gains of $9.6 million on the divestiture of four branch locations and $4.7 million on the acquisition of branch locations from First State.

Compliance consulting income increased $3.5 million from $0.9 million in 2019 to $4.4 million in 2020, driven by the Chartwell acquisition in September 2019.

Gain on sale of equity securities of $3.5 million was primarily driven by a gain on sale from the Company's Fintech investment portfolio in the fourth quarter of 2020.

Holding gain on equity securities decreased $13.4 million from $13.8 million in 2019 to $0.4 million in 2020, primarily due to an increase in the valuation of the Company’s Fintech investment portfolio during the second quarter of 2019.

Noninterest Expense

Noninterest expense was $97.1 million, $87.2 million and $72.9 million in 2020, 2019 and 2018, respectively. Approximately 63%, 64% and 63% of noninterest expense for 2020, 2019 and 2018, respectively, related to personnel costs. Personnel costs are a significant part of the Company's noninterest expense as such costs are critical to services organizations. Salaries and benefits increased by $5.5 million in 2020, primarily as a result of the build-out of Company administration, the Fintech team and the additional team members acquired as a result of the Chartwell acquisition in September 2019.

Professional fees increased by $3.5 million in 2020, primarily the result of deal costs related to the acquisitions of First State and Paladin, the sale of the Eastern Panhandle banking centers and the ICM combination.

Data processing and communications increased $1.4 million in 2020, primarily as a result of data conversion costs related to the acquisition of First State, the acquisition of Paladin, LLC, the sale of the Eastern Panhandle banking centers, and the ICM combination.

Other operating expense increased $1.7 million in 2020, mainly driven by increased loan expense and real estate expense related to the First State acquisition.

Income Taxes

The Company incurred income tax expense of $9.5 million, $8.6 million and $3.4 million in 2020, 2019 and 2018, respectively.

The Company’s effective tax rate was 20%, 24% and in 2020, 2019 and 2018, respectively. The decrease in effective tax rate from 2019 to 2020 was primarily driven by increased investment in tax-free municipal investments and a reduction in the net state tax rate. The Company’s effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by the Company. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses.

Returns on Assets and Equity

Assets

The Company’s return on average assets was 1.7% in 2020, compared to 1.4% in 2019. The increased return in 2020 is a result of a $10.4 million increase in earnings, while average total assets increased by $298.7 million, mainly as the result of a $116.0 million increase in average interest-bearing deposits with banks and a $98.9 million increase in average total loans.

Equity

The Company’s return on average stockholders’ equity was 16.7% in 2020, compared to 13.6% in 2019. The increased return in 2020 is a result of a $10.4 million increase in earnings, while average equity increased by $29.3 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $263.9 million at December 31, 2020, compared to $28.0 million at December 31, 2019.

Management believes the current balance of cash and cash equivalents adequately serves the Company’s liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations as they come due. Due to the increase in liquidity driven by growth in noninterest-bearing deposits, management has elected to maintain a higher cash and cash equivalents balance to provide flexibility during the COVID-19 pandemic.

Investment Securities

Investment securities totaled $438.2 million at December 31, 2020, compared to $254.3 million at December 31, 2019.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. The available-for-sale securities are reported at estimated fair value.

December 31, (Dollars in thousands)	2020	2019
Available-for-sale securities:
United States government agency securities	$56,992	$51,996
United States sponsored mortgage-backed securities	95,769	58,312
Municipal securities	231,887	113,092
Other debt securities	7,500	—
Other securities	18,476	12,421
Total investment securities available-for-sale	$410,624	$235,821

Equity securities	$27,585	$18,514

At December 31, 2020, investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. Due to the increase in liquidity driven by growth in noninterest-bearing deposits, management has elected to increase balances in investment securities to generate additional interest income. At December 31, 2020, the amortized cost of available-for-sale investment securities totaled $400.7 million, resulting in a net unrealized gain in the investment portfolio of $9.9 million. Management has the intent and ability to hold the investments to maturity and they are all high quality investments with no other than temporary impairment. The municipal securities continue to give the Company the ability to pledge and to decrease the effective tax rate.

At December 31, 2020, equity securities primarily consist of the Company's Fintech investment portfolio and are comprised of investments in six companies with a carrying value of $23.1 million. These securities do not have readily determinable fair values; therefore, they are classified as equity securities and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments.

The following table shows the maturities for the available-for-sale investment securities portfolio at December 31, 2020:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Fair Value
United States government agency securities	$—	—%	$6,029	2.06%	$19,536	1.32%	$30,642	1.36%	$56,207	$56,992
United States sponsored mortgage-backed securities	—	—	—	—	2,241	0.81	92,727	1.69	94,968	95,769
Municipal securities	—	—	2,790	3.22	13,821	2.93	207,031	2.51	223,642	231,887
Other debt securities	—	—	—	—	—	—	7,500	—	7,500	7,500
Other securities	—	—	1,955	4.23	23,946	5.71	—	—	25,901	18,476
Total	$—	—%	$10,774	2.75%	$59,544	3.44%	$330,400	2.17%	$408,218	$410,624

Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

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

Loans

The Company’s primary market areas are North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Loans totaled $1.45 billion as of December 31, 2020, an increase of $79.2 million from $1.37 billion as of December 31, 2019. As of December 31, 2019, the balance of loans classified as held-for-sale as a result of the sale of four branch locations to Summit during 2020 was $42.9 million.

Major classification of loans held for investment, including PCI loans, at December 31, are as follows:

(Dollars in thousands)	2020	2019
Commercial and non-residential real estate	$1,162,122	$1,063,828
Residential real estate and home equity	288,035	306,710
Consumer and other	4,644	3,697
Total Loans	$1,454,801	$1,374,235
Deferred loan origination fees and costs, net	$(1,057)	$306
Loans receivable	$1,453,744	$1,374,541

At December 31, 2020, commercial and non-residential real estate loans, including PCI loans, represented the largest portion of the portfolio at 79.9%. Commercial and non-residential real estate loans totaled $1.16 billion at December 31, 2020, compared to $1.06 billion at December 31, 2019. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. PPP loans are included in the totals above and have outstanding balances of $82.0 million as of December 31, 2020 and are the primary driver of the increase.

Residential real estate loans to retail customers, including home equity lines of credit and PCI loans, account for the second largest portion of the loan portfolio, comprising 19.8%. Residential real estate and home equity loans totaled $288.0 million at December 31, 2020, compared to $306.7 million at December 31, 2019. Included in residential real estate loans are home equity credit lines totaling $30.8 million at December 31, 2020, compared to $35.1 million at December 31, 2019. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the North Central West Virginia and Norther Virginia markets.

For discussion related to the PCI loans acquired in the First State acquisition and their related allowance for loan losses, please refer to Purchased Credit Impaired Loans in Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

At December 31, 2020, loans identified by management as potential problem loans amounted to $59.1 million. The balance is comprised of 16 loans, which include $33.5 million in seven commercial real estate office/retail loans to two relationships, an $8.6 million residential real estate development loan, $7.7 million in three related loans to a retail commercial real estate corporation, a $4.7 million commercial real estate loan to a senior care facility, $3.0 million to finance two related hospitality properties and $1.6 million in two loans to finance a multifamily property. These are loans for which information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms in the future. However, these loans were all also significantly impacted by the pandemic and as a result have qualified for government financial support and/or debt service relief from the Bank. These loans are being monitored closely, but were not considered impaired loans at December 31, 2020.

There were thirteen additional loans to five relationships that management identified as problem loans, totaling $42.0 million as of December 31, 2020. These loans include $32.5 million in five loans to finance hospitality properties to two unrelated borrowers, $5.2 million in three loans to a single borrower to finance movie theaters and a multifamily real estate property, a $2.2 million loan to finance a Montessori school and $2.1 million in three loans to a borrower in the energy industry. These are loans where known information about the borrowers’ credit problems causes management to have serious doubts, relative to the sixteen loans discussed above, as to the borrowers’ ability to comply with the loan repayment terms in the future. However, these loans were all significantly impacted by the pandemic and as a result have qualified for government financial support and/or debt service relief from the Bank. These loans are being monitored closely, but as of year-end were not considered impaired loans.

The following table provides loan maturities at December 31, 2020:

(Dollars in thousands)	One Year or Less	One Through Five Years	Due After Five Years	Total
Commercial and non-residential real estate	$282,821	$574,496	$304,805	$1,162,122
Residential real estate and home equity	32,338	76,758	178,939	288,035
Consumer and other	1,386	2,486	772	4,644
Total Loans	$316,545	$653,740	$484,516	$1,454,801

The preceding data has been compiled based upon the earlier of either contractual maturity or next repricing date.

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2020 that mature after one year:

(Dollars in thousands)	Commercial and Non-Residential Real Estate	Residential Real Estate and Home Equity	Consumer and Other	Total
Predetermined fixed interest rate	$160,257	$116,717	$2,051	$279,025
Floating or adjustable interest rate	719,044	138,980	1,207	859,231
Total as of December 31, 2020	$879,301	$255,697	$3,258	$1,138,256

Loan Concentration

At December 31, 2020, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries, primarily located in the Company's market areas.

Allowance for Loan Losses

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses (“ALL”). This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity where applicable and changes in the local and national economy. When appropriate, management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

The result of the evaluation of the adequacy at each period presented herein indicated that the ALL was considered by management to be adequate to absorb losses inherent in the loan portfolio.

At December 31, 2020 and 2019, impaired loans totaled $15.4 million and $9.5 million, respectively. A portion of the ALL of $1.3 million and $0.6 million was allocated to cover any loss in these loans at December 31, 2020 and 2019, respectively. Loans past due more than 30 days were $10.6 million and $9.3 million, respectively, at December 31, 2020 and 2019.

	December 31,
	2020	2019
Loans past due more than 30 days to gross loans	1.2%	0.7%
Loans past due more than 90 days to gross loans	0.6%	0.1%

Net charge-offs of $2.1 million in 2020 and $1.0 million in 2019 were incurred. The provision for loan losses was $16.6 million in 2020 and $1.8 million in 2019. Net charge-offs represented 0.1% and 0.1% in 2020 and 2019, respectively, compared to gross loans for the indicated period.

For tables reflecting the allocation of the ALL, please refer to Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

(Dollars in thousands)	2020		2019
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$24,033	80%	$10,098	78%
Residential real estate and home equity	2,030	20	1,599	22
Consumer and other	51	—	78	—
Total	$26,114	100%	$11,775	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. Interest income on loans would have increased by approximately $0.6 million, $0.6 million and $0.8 million for 2020, 2019 and 2018, respectively, if loans had performed in accordance with their terms.

Non-performing assets and past due loans as of December 31, are as follows:

(Dollars in thousands)	2020	2019
Non-accrual loans
Commercial	$12,079	$3,533
Real estate and home equity	1,629	1,556
Consumer and other	5	34
Total non-accrual loans	13,713	5,123
Accruing loan past due 90 days or more	—	—
Total non-performing loans	13,713	5,123
Other real estate, net	5,730	1,397
Total non-performing assets	$19,443	$6,520

Allowance for loan losses	$25,844	$11,775

Non-performing loans to gross loans	0.9%	0.4%
Allowance for loan losses to non-performing loans	188.5%	229.8%
Non-performing assets to total assets	0.8%	0.3%

Impaired loans have increased by $5.9 million, or 62.3%, during 2020. This change is the net effect of multiple factors, primarily the identification of $7.1 million of recently impaired loans, principal curtailments/payoffs of $3.0 million, the acquisition of $2.5 million in impaired loans obtained through the acquisition of First State, normal loan amortization of $0.5 million and the reclassification of $0.1 million of previously reported impaired loans to performing loans.

The $7.1 million of recently impaired loans were concentrated in two commercial relationships representing $6.1 million, or 86%, of the recently impaired loans. One relationship of $5.2 million is currently under a forbearance agreement and paying as agreed. The remaining relationship is secured by a borrowing base.

The $3.0 million of principal curtailments/payoffs were concentrated in two commercial relationships in which the notes were refinanced out of the bank by outside lenders. These two relationships represented $2.7 million, or 88%, of the total principal curtailments.

The $2.5 million of purchased impaired loans were concentrated in two commercial relationships representing $2.2 million, or 88%, of the purchased impaired loans. One relationship of $1.5 million is secured by residential lots for development and the second relationship of $0.7 million is secured by a single-family home that is partially constructed.

Loans classified as Special Mention totaled $67.9 million and $25.2 million as of December 31, 2020 and December 31, 2019, respectively. The increase of $42.7 million, or 169.4%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the risk grade downgrade of 16 loans to eight separate loan relationships, totaling $63.5 million, offset by the payoff of six existing loans totaling $15.0 million, the risk grade upgrade of a $1.5 million loan and the charge-off of two loans totaling $1.9 million. Of the 16 loans recently classified as Special Mention, seven commercial real estate office/retail loans to two separate relationships each centered around a single guarantor totaled $33.5 million, one residential real estate development loan totaled $8.6 million, three related loans to a retail commercial real estate corporation totaled $7.7 million, a commercial real estate loan to a senior care facility totaled $4.7 million, two related hospitality loans totaled $3.0 million and two loans to a multifamily property totaled $1.6 million. The operations of all these borrowers were significantly impacted by the COVID-19 pandemic. The $15.0 million in payoffs included an $8.3 million note secured by subordinate bonds related to a sales tax increment financing district, which had not been refinanced as timely as anticipated due to delays in the reissuance of senior position bonds. Two unrelated loans, a $3.4 million loan secured by a senior care facility, and a $2.8 million loan secured by a multifamily rental property, were refinanced outside of the Company.

Loans classified as Substandard totaled $58.3 million and $18.6 million as of December 31, 2020 and December 31, 2019, respectively. The increase of $39.7 million, or 214%, was concentrated in the commercial loan portfolio. The increase is primarily the result of the risk grade downgrade of 13 loans to six separate commercial loan relationships, totaling $42.7 million, offset by the payoff of two existing loans totaling $3.6 million and the $0.9 million, or 15%, curtailment of three related equipment loans. Of the 13 loans recently classified as Substandard, five loans totaling $32.5 million were provided to two borrowers to finance hospitality properties. Four of the recently classified loans, totaling $5.2 million were provided to a single loan relationship to finance two movie cinemas and an outdoor recreation oriented multifamily rental property. Additionally, the recently classified loans include a $2.2 million loan to finance a Montessori school and three loans totaling $2.1 million to finance equipment for a borrower in the energy industry. The operations of all these borrowers were significantly impacted by the COVID-19 pandemic. The $3.6 million in payoffs included a $2.0 million line of credit secured by the account receivables of senior care facility that has struggled to collect its receivables and government reimbursements in a timely manner, which had placed considerable strain on operating performance. The remaining $1.6 million was a loan that had been classified since the financial difficulties caused by the Great Recession.

Loans classified as Doubtful totaled $4.0 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively. The increase of $3.9 million was concentrated in the commercial loan portfolio and is the result of the risk grade downgrade of four loans to three unrelated borrowers and the acquisition of five loans to unrelated borrowers obtained as part of the First State acquisition. As of December 31, 2020, a loan loss reserve allocation of $0.7 million has been recognized on the largest of the loans, which had a balance of $0.9 million. Three loans totaling $0.4 million are the balances that remain after partial charge offs totaling $0.07 million and are subject to ongoing workout plans. The largest of purchased loans had a balance of $1.5 million, while the remaining three loans had balances of $0.7 million, $0.2 million, and $0.09 million.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling

$1.98 billion, or 97.4% of funding sources, at December 31, 2020. This same information at December 31, 2019 reflected $1.27 billion in deposits representing 84.2% of such funding sources. FHLB and other borrowings and subordinated debt represented 14.8% of funding sources at December 31, 2019. There were no FHLB and other borrowings at December 31, 2020. Subordinated debt totaled $43.4 million at December 31, 2020. Repurchase agreements, which are available to large corporate customers, represented 0.5% and 0.7% of funding sources at December 31, 2020 and 2019, respectively.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the Company. At December 31, 2020, noninterest-bearing balances totaled $715.8 million, compared to $278.5 million at December 31, 2019, or 36.1% and 22.0% of total deposits, respectively. Interest-bearing deposits totaled $1.27 billion at December 31, 2020, compared to $986.5 million at December 31, 2019, or 63.9% and 78.0% of total deposits, respectively. The main driver of deposit growth has been the increase in Fintech deposits through adding new relationships and continuing to grow current relationships. This growth in Fintech deposits is primarily due to the increasing in gaming deposits, primarily as a result of the increasing number of states legalizing sports gaming. The Company currently expects its Fintech banking to continue to grow.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$715,791	$278,547
Interest-bearing demand	496,502	351,435
Savings and money markets	545,501	363,026
Time deposits including CDs and IRAs	224,595	272,034
Total deposits	$1,982,389	$1,265,042

Time deposits that meet or exceed the FDIC insurance limit	$16,955	$8,955

Average interest-bearing deposits totaled $1.28 billion during 2020 compared to $1.16 billion during 2019. Average noninterest bearing deposits totaled $502.5 million during 2020 compared to $258.5 million during 2019. Amounts for 2019 include noninterest bearing deposits at branches classified as held-for-sale.

Maturities of time deposits, including time deposits at branches held-for-sale, that met or exceeded the FDIC insurance limit as of December 31, 2020:

(Dollars in thousands)	2020
Under three months	$3,942
Over three to 12 months	2,598
Over one to three years	10,161
Over three years	254
Total	$16,955

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on the Company's borrowings, please refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital and Stockholders’ Equity

During the year ended December 31, 2020, stockholders’ equity increased approximately $27.5 million to $239.5 million. This increase consists of net income for the year of $37.4 million, common stock options exercised totaling $4.5 million, a $3.5 million increase in accumulated other comprehensive income, stock-based compensation of $2.4 million and common stock issued related to the Paladin acquisition totaling $0.2 million. These changes were offset by common stock repurchased totaling $15.7 million, primarily from the Company's December 2020 tender offer, and dividends paid totaling $4.7 million. With the stockholders’ equity increasing as noted above, the equity to assets ratio decreased from 10.9% to 10.3% due to equity growth outpacing the $387.4 million increase in total assets during 2020. The Company paid dividends to common shareholders of $4.3 million in 2020 and $2.3 million in 2019 compared to earnings of $37.4 million in 2020 versus $27.0 million in 2019, resulting in the dividend payout ratio increasing from 8.5% in 2019 to 11.4% in 2020.

The Company and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. The Company is exempt from the Federal Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company’s risk-based capital ratios can be found in Supervision and Regulation in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

At December 31, 2020, the Bank’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. The total risk-based capital ratio of 15.8% at December 31, 2020 is above the well capitalized standard of 10%. The Tier 1 risk-based capital ratio of 14.6% at December 31, 2020 also exceeded the well capitalized minimum of 8%. The common equity Tier 1 capital ratio of 14.6% at December 31, 2020 is above the well capitalized standard of 6.5%. The leverage ratio at December 31, 2020 was 11.0% and was also above the well capitalized standard of 5%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is the Company’s policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the year ended December 31, 2020, cash provided by financing activities totaled $417.8 million, while outflows from investing activity totaled $294.1 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

The Company has an effective shelf registration covering $75 million of debt and equity securities, all of which is available, subject to authorization from the Board of Directors and market conditions, to issue debt or equity securities at the Company's discretion. While the Company seeks to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit it to sell securities on acceptable terms, or at all.

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

Contractual Obligations

The following table reflects the contractual maturities of the Company's term liabilities as of December 31, 2020. The amounts shown do not reflect contractual interest, early withdrawal or prepayment assumptions.

(Dollars in thousands)	Less than one year	One to three years	Three to five years	More than five years	Total
Certificates of deposit and individual retirement accounts [1]	$126,863	$83,697	$14,035	$—	$224,595
Securities sold under agreement to repurchase	10,266	—	—	—	10,266
Operating leases	1,779	3,448	3,488	14,280	22,995
Finance leases	68	100	10	4	182
Subordinated debt	—	—	—	43,407	43,407
Total	$138,976	$87,245	$17,533	$57,691	$301,445
1 Certificates of deposit give customers rights to early withdrawal. Early withdrawals may be subject to penalties. The penalty amount depends on the remaining time to maturity at the time of early withdrawal.

Off-Balance Sheet Arrangements

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could have a significant impact on the consolidated financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits. Further discussion of these agreements, including the amounts outstanding at December 31, 2020, is included in Note 8 – Commitments and Contingent Liabilities, accompanying the consolidated financial statements included elsewhere in this report.

Commitments to extend credit, including loan commitments, standby letters of credit and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

Future Outlook

The Company has invested in the infrastructure to support anticipated future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in West Virginia and Virginia and will continue to focus on margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in new markets through continued delivery of outstanding client service coupled with high-quality products and technology. The Company is expanding the treasury services function to support the banking needs of financial and emerging technology companies, which will further enhance core deposits, notably through its expansion of deposit acquisition and fee income strategies through the Fintech division. During 2020, the Company entered into agreements for card acquiring sponsorships and debit card program sponsorship to further enhance fee income and noninterest income.

Critical Accounting Policies

Significant accounting policies followed by the Company are presented in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report. These policies, along with the disclosures presented in the other financial statement notes and in this Management’s Discussion and Analysis, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The ALL represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the ALL is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on the Bank’s historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report describes the methodology used to determine the ALL and a discussion of the factors driving changes in the amount of the ALL.

Investment Securities

Investment securities at the time of purchase are classified as either available-for-sale securities or equity securities. The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security. Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statement of income. Please refer Note 2 – Investment Securities accompanying the consolidated financial statements included elsewhere in this report for the Company’s policy regarding the other than temporary impairment of investment securities.

Business Combinations

We account for acquisitions under FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk.

PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans acquired in business combinations with evidence of credit deterioration are considered impaired. Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable, at least in part to credit quality, are also accounted for under this guidance. Certain acquired loans, such as lines of credit (consumer and commercial) and loans for which there was no discount attributable to credit are accounted for in accordance with FASB ASC Topic 310-20, where the discount is accreted through earnings based on estimated cash flows over the estimated life of the loan.

For more information regarding the Company's business combinations, please see Note 24 – Acquisitions and Divestitures accompanying the consolidated financial statements included elsewhere in this report.

For more information on the Company's PCI loans, please see the Purchased Credit Impaired Loans section in Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

Recent Accounting Pronouncements and Developments

Recent accounting pronouncements and developments applicable to the Company are described further in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate the Company’s sources, uses and pricing of funds.

Interest Rate Risk

The objective of the asset/liability management function is to structure the balance sheet in ways that maintain consistent growth in net interest income and minimize exposure to market risks within its policy guidelines. This objective is accomplished through management of balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences. The Company manages balance sheet liquidity through the investment portfolio, sales of commercial and residential real estate loans and through the utilization of diversified funding sources, including retail deposits, a variety of wholesale funding sources and borrowings through the FHLB. Interest rate risk is managed through the use of interest rate caps, commercial loan swap transactions and interest rate lock commitments on mortgage loans held-for-sale, as well as the structuring of loan terms that provide cash flows to be consistently re-invested along the rate cycle.

The Company's primary market risk is interest rate fluctuation. Interest rate risk results from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic conditions, financial conditions, movements in interest rates and consumer preferences affect the difference between interest earned on assets and interest paid on liabilities. The Company’s interest rate risk represents the levels of exposure its income and market values have to fluctuations in interest rates. Interest rate risk is measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The ALCO oversees the management of interest rate risk and its objective is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs and protect the Company from any material financial consequences associated with changes in interest rates.

Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (repricing risk); changing rate relationships across yield curves that affect bank activities (basis risk); changing rate relationships across the spectrum of maturities (yield curve risk); and interest rate related options embedded in certain bank products (option risk). Changes in interest rates may also affect a bank’s underlying economic value. The values of a bank’s assets, liabilities and interest-rate related, off-balance sheet contracts are affected by changes in rates because the present values of future cash flows, and in some cases the cash flows themselves, are changed when discounting by different rates.

The Company believes that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals. Management and the Board of Directors have chosen an interest rate risk profile that is consistent with the Company's strategic business plan. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by the ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in interest rates. The Company measures the potential adverse impacts that changing interest rates may have on short-term earnings, long-term value and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology employed. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts or the impact of rate changes on demand for loan and deposit products.

A base case forecast is prepared using market consensus rate forecasts and alternative simulations reflecting more and less extreme behavior of rates each quarter. The analysis is presented to the ALCO and the Board of Directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain, when other business conditions so dictate, or when necessary to model potential balance sheet changes.

The balance sheet is subject to quarterly testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300 and 400 basis points (“bp”). The goal is to structure the balance sheet so that net interest earnings at risk over a twelve-month period and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.

At December 31, 2020, the Company is shown in an asset sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. Theoretically, an asset sensitive position is more favorable in a rising rate environment, since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position is theoretically favorable in a declining interest rate environment, since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	25.0%	20.0%	15.0%	10.0%	10.0%	15.0%	20.0%	25.0%
December 31, 2020	42.7%	30.7%	19.3%	9.6%	(6.6)%	(9.6)%	(12.4)%	(12.9)%
December 31, 2019	5.7%	3.5%	1.3%	0.3%	(6.9)%	(18.4)%	(26.8)%	(32.5)%

As shown above, measures of net interest income at risk in a rising rate environment were more favorable at December 31, 2020 versus December 31, 2019 and less favorable in a falling rate environment for the same time periods. One factor explaining this year-over-year difference is the general level of market interest rates. A parallel downward interest rate shock would further compress the yields on assets and liabilities, while a parallel upward interest rate shock would widen the spread between yields on assets and liabilities.

Net interest income at risk exceeded policy limits in the -200 bp, -300 bp and -400 bp parallel instantaneous interest rate shock scenarios. The policy violations in these scenarios are driven largely by the general level or market interest rates described in the preceding paragraph as well as the Company's cost of funding. The Company's deposit costs are low and have little room to reprice to a lower interest rate in a falling rate environment. However, the Company's floating rate assets are exposed to the full effect of repricing to a lower interest rate in a falling rate environment.

The paragraph above discusses net interest income at risk in various shock scenarios; scenarios in which interest rates immediately move by a large margin. The Company's net interest income profile exhibits declining net interest income when rates fall gradually, but the impact is not as extreme as is suggested in a shock scenario. Essentially, a gradual interest rate decline scenario smooths the impact of falling rates over a 12 or 24 month period. The Company's expectation is that over any given one to two year period, interest rates will likely move at a gradual pace.

As interest rates fall, mortgage companies experience a higher volume of loan originations and refinance activity. This benefit is not reflected in measures of net interest income at risk, as origination and refinance activity was classified as fee income prior to the combination with ICM. This increase in fee income represents a benefit to net income that offsets the losses to net interest income experienced in a falling rate environment. After the ICM combination, the income related to loan originations and refinance activity is reflected as income from an equity method investment.

The measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which theoretically approximates the fair value of the Company’s net assets.

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	35.0%	25.0%	17.0%	12.0%	12.0%	17.0%	25.0%	35.0%
December 31, 2020	2.7%	3.8%	5.0%	3.0%	(3.1)%	4.1%	14.8%	20.0%
December 31, 2019	10.6%	8.6%	6.7%	5.0%	(15.1)%	(36.8)%	(44.1)%	(32.5)%

The EVE at risk in down rate scenarios increased at December 31, 2020, when compared to December 31, 2019. The increase in economic value of equity in rising rate environments is largely attributable to the effect that an increase in interest rates has on the present value of non-interest-bearing deposits. The discount rate for non-interest-bearing deposits rises as interest rates rise; however, these deposits pay a rate of zero. The cost of these liabilities does not increase as interest rates rise, but the discount rate applied to the expected future cash flows of these liabilities increases with interest rates. Any increase in the market rates used to discount the cash flows of these liabilities reduces the present value of these liabilities. The decrease in present value of these liabilities results in a net increase to economic value of equity. A falling rate environment would result in a higher net present value for these liabilities and would lead to a net decrease to economic value of equity.

Additionally, interest-bearing deposits contribute to the large declines in economic value of equity in falling rate environments as a result of their low cost. Interest-bearing deposit costs are modeled with a floor of zero, meaning that the interest rates paid on deposits cannot be negative. In the event of a large downward interest rate shock, deposit costs would not move below zero. However, the discount rates applied to the expected future cash flows of these deposits could sustain a large decline in interest rates before reaching zero. This has the effect of increasing the present value of the interest-bearing-deposit liability and ultimately decreasing economic value of equity.

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy as well as financial markets. The extent and magnitude of the economic slowdown occurring as a result of the COVID-19 pandemic is still unknown. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to the Company’s current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for the pricing of most bonds, loans, borrowings, deposits and other fixed income yield curves. The United States Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given the Company’s asset sensitive position, management expects that net interest income will decline. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

Credit Risk

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

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP, which generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike industrial companies, the Company's assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MVB Financial Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses (“allowance”) balance was $25.8 million on gross loans of $1.45 billion as of December 31, 2020, and consisted primarily of specific and general components. The specific component relates to loans that are impaired. The general component covers all loans that are not impaired and is based upon historical loss experience adjusted for qualitative factors. The amount of the allowance is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. The allowance evaluation s inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We identified the Company’s estimate of the allowance as a critical audit matter. The principal considerations for our determination of the allowance as a critical audit matter included the degree of subjectivity and judgment required to audit management’s identification of impaired loans and quantification of the related allowance, as well as management’s selection of assumptions for the general component of the allowance. This was particularly true for the assumptions that management utilized in determining and applying the qualitative factors in the allowance model, as well as the level assigned by management for each qualitative factor.

The primary audit procedures we performed to address this critical audit matter included:

•	We obtained an understanding of the Company’s process for establishing the allowance, including understanding any changes that occurred within the model during 2020.
•	We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over:
	m	The identification of impaired loans and resulting specific allowance, if necessary:
	m	The determination of qualitative factors; and
	m	Management’s review and approval of the allowance model and resulting estimate, including the qualitative components.
•	We evaluated the reasonableness of management’s estimates and judgments related to the qualitative factors and the resulting allocation to the allowance. This included evaluating the appropriateness of the methodologies used by management to estimate the qualitative factor components of the allowance, including evaluating the appropriateness and completeness of risk factors used in determining the qualitative factors.
•	We performed analytical procedures on the overall level and various components of the allowance, including historical reserves, qualitative reserves and specific reserves, as well as credit quality to ensure movement in a directionally consistent manner relative to credit quality indicators and changes in the Company’s loan portfolio.
•	We tested the completeness of impaired loans, including testing the modification for potential troubled debt restructurings, substandard or worse rated loans, non-accrual loans, and past due loans.
•	We tested the calculation of losses on a sample of impaired loans, including assessing the reasonableness of the significant assumptions including any adjustments made to appraisals for discounts, selling costs, and other unobservable adjustments.

Business Combinations – Fair Value of Acquired Loans

As described in Note 24, in April 2020 the Company completed its acquisition of certain assets and the assumption of certain liabilities of The First State Bank, resulting in a bargain purchase gain of $4.7 million. The Company accounted for this acquisition under the acquisition method of accounting, whereby the assets acquired and liabilities assumed were recorded by the Company at fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of The First State Bank. In determining the fair value of loans acquired, management segmented the loan portfolio based on whether or not acquired loans have evidence of credit deterioration at acquisition (purchased credit impaired loans and purchased performing loans). The valuation of the loans included an independent third party and took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures and remaining balances.

We identified the Company’s estimate of the acquisition date fair value of acquired loans as a critical audit matter. The principal considerations for that determination is the high degree of auditor judgement involved in evaluating the probability of default and loss given default for loans identified with credit deterioration and the need for specialized skill in development and application of subjective assumptions in estimated cash flows.

The primary audit procedures we performed to address this critical audit matter included the following:

•	We evaluated the design and tested the operating effectiveness of controls relating the valuation of acquired loans, including controls over:
	m	The Company’s assumptions regarding specific credit losses of the acquired portfolio provided to the independent third party;
	m	Management’s review and approval of the significant assumptions utilized by the independent third party; and
	m	Management’s review of the results of valuations provided by the independent third party.
•	We tested the completeness and accuracy of loans determined to have credit deterioration at acquisition and evaluated the reasonableness of the criteria utilized by management in the determination.
•	We evaluated the significant assumptions and methods utilized in developing the fair value of the loan portfolio, including assessment of significant assumptions, and evaluated whether the assumptions used were reasonable.
•	We involved the firm’s valuation specialists to assist in testing the Company’s calculation of fair value of the loan portfolio acquired and certain significant assumptions, including among other assumptions, discount rates, prepayment speeds, probability of defaults and loss given default, and foreclosure lags.
•	We tested the completeness and accuracy of the data utilized in the fair value determination by the independent third-party, including reconciling the loan portfolio to the loan trial balance, confirming a sample of loans with the customer, and tracing select attributes from the loan system for a sample of loans to the loan data utilized in the independent third-party valuation.

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company's auditor since 2014.

Tampa, Florida
March 9, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MVB Financial Corp.

Opinion on Internal Control Over Financial Reporting

We have audited MVB Financial Corp. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2020 and 2019, and for each of the three years in the period ended December 31, 2020, and our report dated March, 9, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
As described in Management’s Annual Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2020 has excluded The First State Bank acquired on April 3, 2020. We have also excluded The First State Bank from the scope of our audit of internal control over financial reporting. The First State Bank represented five percent of consolidated revenues for the year ended December 31, 2020, and two percent of consolidated total assets as of December 31, 2020.

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

/s/ DIXON HUGHES GOODMAN LLP

Tampa, Florida
March 9, 2021

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2020 and 2019

	2020	2019
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,110	$18,430
Interest-bearing balances with banks	244,783	9,572
Total cash and cash equivalents	263,893	28,002
Certificates of deposit with banks	11,803	12,549
Investment securities available-for-sale	410,624	235,821
Equity securities	27,585	18,514
Loans held-for-sale	1,062	109,788

Loans receivable	1,453,744	1,374,541
Allowance for loan losses	(25,844)	(11,775)
Loans receivable, net	1,427,900	1,362,766
Premises and equipment, net	26,203	21,974
Bank-owned life insurance	41,262	35,374
Equity method investment	46,494	—
Accrued interest receivable and other assets	72,300	53,142
Assets of branches held-for-sale	—	46,554
Goodwill	2,350	19,630
TOTAL ASSETS	$2,331,476	$1,944,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$715,791	$278,547
Interest-bearing	1,266,598	986,495
Total deposits	1,982,389	1,265,042
Deposits of branches held-for-sale	—	188,270
Accrued interest payable and other liabilities	55,931	41,685
Repurchase agreements	10,266	10,172
FHLB and other borrowings	—	222,885
Subordinated debt	43,407	4,124
Total liabilities	2,091,993	1,732,178

STOCKHOLDERS’ EQUITY
Preferred stock - par value $1,000; 20,000 shares authorized; 733 shares issued and outstanding as of December 31, 2020 and December 31, 2019	7,334	7,334
Common stock - par value $1; 20,000,000 shares authorized; 12,374,322 and 11,526,306 shares issued and outstanding, respectively, as of December 31, 2020 and 11,995,366 and 11,944,289 shares issued and outstanding, respectively, as of December 31, 2019	12,374	11,995
Additional paid-in capital	129,119	122,516
Retained earnings	105,171	72,496
Accumulated other comprehensive income (loss)	2,226	(1,321)
Treasury stock - 848,016 and 51,077 shares as of December 31, 2020 and December 31, 2019, respectively, at cost	(16,741)	(1,084)
Total stockholders’ equity	239,483	211,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,331,476	$1,944,114

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
INTEREST INCOME
Interest and fees on loans	$72,999	$74,854	$62,468
Interest on deposits with banks	437	489	403
Interest on investment securities	2,448	3,055	3,580
Interest on tax-exempt loans and securities	4,569	3,963	3,309
Total interest income	80,453	82,361	69,760

INTEREST EXPENSE
Interest on deposits	10,294	17,439	11,635
Interest on short-term borrowings	1,072	4,752	4,315
Interest on subordinated debt	261	770	1,756
Total interest expense	11,627	22,961	17,706

NET INTEREST INCOME	68,826	59,400	52,054
Provision for loan losses	16,579	1,789	2,440
Net interest income after provision for loan losses	52,247	57,611	49,614

NONINTEREST INCOME
Mortgage fee income	33,427	41,045	32,337
Payment card and service charge income	2,821	1,980	1,680
Insurance and investment services income	872	727	716
Gain (loss) on sale of available-for-sale securities, net	914	(166)	327
Gain (loss) on sale of equity securities, net	3,501	(7)	—
Gain (loss) on derivatives, net	2,341	1,253	(278)
Holding gain on equity securities	374	13,767	590
Compliance consulting income	4,436	921	—
Equity method investment income	24,174	—	—
Gains on acquisition and divestiture activity	17,640	—	—
Other operating income	1,337	5,084	3,268
Total noninterest income	91,837	64,604	38,640

NONINTEREST EXPENSES
Salaries and employee benefits	61,629	56,175	46,224
Occupancy expense	4,599	4,816	4,234
Equipment depreciation and maintenance	3,672	3,640	3,239
Data processing and communications	5,375	4,025	3,741
Mortgage processing	1,744	3,041	3,551
Marketing, contributions and sponsorships	1,096	1,290	1,141
Professional fees	8,453	4,999	3,559
Insurance, tax and assessment expense	2,090	1,663	1,846
Travel, entertainment, dues and subscriptions	3,390	4,151	2,808
Other operating expenses	5,093	3,401	2,535
Total noninterest expense	97,141	87,201	72,878
Income from continuing operations, before income taxes	46,943	35,014	15,376
Income tax expense - continuing operations	9,532	8,450	3,373
Net income from continuing operations	37,411	26,564	12,003
Income from discontinued operations, before income taxes	—	575	—
Income tax expense - discontinued operations	—	148	—
Net income from discontinued operations	—	427	—
Net income	$37,411	$26,991	$12,003
Preferred dividends	461	479	489
Net income available to common shareholders	$36,950	$26,512	$11,514

Earnings per share from continuing operations - basic	$3.13	$2.22	$1.04
Earnings per share from discontinued operations - basic	$—	$0.04	$—
Earnings per common share - basic	$3.13	$2.26	$1.04
Earnings per share from continuing operations - diluted	$3.06	$2.16	$1.00
Earnings per share from discontinued operations - diluted	$—	$0.04	$—
Earnings per common share - diluted	$3.06	$2.20	$1.00
Weighted-average shares outstanding - basic	11,821,574	11,713,885	11,030,984
Weighted-average shares outstanding - diluted	12,088,106	12,044,667	12,722,003

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Net income	$37,411	$26,991	$12,003

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	6,979	8,498	(4,167)
Income tax effect	(1,635)	(2,294)	1,125

Reclassification adjustment for (gain) loss recognized in income	(914)	166	(327)
Income tax effect	214	(44)	88

Change in defined benefit pension plan	(1,403)	(1,467)	(22)
Income tax effect	329	396	6

Reclassification adjustment for amortization of net actuarial loss recognized in income	420	271	306
Income tax effect	(98)	(73)	(83)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(473)	44	—
Income tax effect	128	(12)	—

Total other comprehensive income (loss)	3,547	5,485	(3,074)

Comprehensive income	$40,958	$32,476	$8,929

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2020, 2019 and 2018

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of January 1, 2018	783	$7,834	10,495,704	$10,496	$98,698	$37,236	$(2,988)	51,077	$(1,084)	$150,192

Net income	—	—	—	—	—	12,003	—	—	—	12,003
Other comprehensive loss	—	—	—	—	—	—	(3,074)	—	—	(3,074)
Cash dividends paid ($0.11 per share)	—	—	—	—	—	(1,220)	—	—	—	(1,220)
Dividends on preferred stock	—	—	—	—	—	(489)	—	—	—	(489)
Stock-based compensation	—	—	—	—	1,267	—	—	—	—	1,267
Common stock options exercised	—	—	162,666	161	1,968	—	—	—	—	2,129
Restricted stock units vested	—	—	—	1	(1)	—	—	—	—	—
Stranded AOCI	—	—	—	—	—	646	(646)	—	—	—
Mark-to-market on equity positions	—	—	—	—	—	98	(98)	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	—	1,000,000	1,000	14,965	—	—	—	—	15,965

Balance as of December 31, 2018	783	7,834	11,658,370	11,658	116,897	48,274	(6,806)	51,077	(1,084)	176,773

Net income	—	—	—	—	—	26,991	—	—	—	26,991
Other comprehensive income	—	—	—	—	—	—	5,485	—	—	5,485
Cash dividends paid ($0.195 per share)	—	—	—	—	—	(2,290)	—	—	—	(2,290)
Dividends on preferred stock	—	—	—	—	—	(479)	—	—	—	(479)
Stock-based compensation	—	—	—	—	1,759	—	—	—	—	1,759
Common stock options exercised	—	—	210,050	210	1,954	—	—	—	—	2,164
Restricted stock units vested	—	—	9,576	10	(10)	—	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	—	62,500	62	938	—	—	—	—	1,000
Common stock issued related to Chartwell acquisition	—	—	54,870	55	978	—	—	—	—	1,033
Redemption of preferred stock	(50)	(500)	—	—	—	—	—	—	—	(500)

Balance as of December 31, 2019	733	7,334	11,995,366	11,995	122,516	72,496	(1,321)	51,077	(1,084)	211,936

Net income	—	—	—	—	—	37,411	—	—	—	37,411
Other comprehensive income	—	—	—	—	—	—	3,547	—	—	3,547
Cash dividends paid ($0.36 per share)	—	—	—	—	—	(4,275)	—	—	—	(4,275)
Dividends on preferred stock	—	—	—	—	—	(461)	—	—	—	(461)
Stock-based compensation	—	—	—	—	2,353	—	—	—	—	2,353
Common stock options exercised	—	—	305,697	306	4,153	—	—	—	—	4,459
Restricted stock units vested	—	—	53,981	54	(124)	—	—	525	(7)	(77)
Common stock repurchased	—	—	—	—	—	—	—	796,414	(15,650)	(15,650)
Common stock issued related to Paladin acquisition	—	—	19,278	19	221	—	—	—	—	240

Balance as of December 31, 2020	733	$7,334	12,374,322	$12,374	$129,119	$105,171	$2,226	848,016	$(16,741)	$239,483

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
OPERATING ACTIVITIES
Net income	$37,411	$26,991	$12,003
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	1,892	1,258	1,293
Net amortization of deferred loan (fees) costs	1,692	(448)	(324)
Provision for loan losses	16,579	1,789	2,440
Depreciation and amortization	3,292	3,260	2,938
Stock-based compensation	2,353	1,759	1,267
Loans originated for sale	(1,334,910)	(1,604,825)	(1,214,078)
Proceeds of loans sold	1,477,063	1,611,889	1,237,402
Holding gain on equity securities	(374)	(13,767)	(590)
Mortgage fee income	(33,427)	(41,045)	(32,337)
Gain on sale of available-for-sale securities	(948)	(105)	(352)
Loss on sale of available-for-sale securities	34	271	25
Gain on sale of equity securities	(3,501)	—	—
Loss on sale of equity securities	—	7	—
Gain on sale of portfolio loans	(332)	(520)	(198)
Gains on acquisition and divestiture activity	(17,640)	—	—
Income on bank-owned life insurance, including death benefit proceeds in excess of cash surrender value	(888)	(1,197)	(1,182)
Deferred taxes	(3,386)	(3,953)	139
Amortization of operating lease right-of-use asset	86	10	—
Equity method investment income	(27,574)	—	—
Return on equity method investment	3,400	—	—
Other assets	(27,286)	(14,753)	(3,013)
Other liabilities	18,699	25,317	1,261
Net cash from operating activities	112,235	(8,062)	6,694
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(269,790)	(70,984)	(31,068)
Maturities/paydowns of investment securities available-for-sale	64,493	33,583	25,748
Sales of investment securities available-for-sale	54,023	31,220	2,743
Purchases of premises and equipment, including premises and equipment included in assets of branches held-for-sale	(6,615)	(2,042)	(2,693)
Disposals of premises and equipment	1,687	—	—
Net increase in loans and loans included in assets of branches held-for-sale	(70,186)	(113,076)	(199,282)
Purchases of restricted bank stock	(25,831)	(49,600)	(29,370)
Redemptions of restricted bank stock	38,048	45,853	25,681
Proceeds from sale of certificates of deposit with banks	1,739	2,229	—
Purchases of certificates of deposit with banks	(993)	—	—
Proceeds from sale of other real estate owned	8,309	731	707
Purchase of bank-owned life insurance	(5,000)	(574)	(1,149)
Proceeds from death benefit of bank-owned life insurance policies	—	688	706
Purchase of equity securities	(9,918)	(1,400)	(2,000)
Sales of equity securities	4,622	5,968	—
Proceeds from divestitures	(136,005)	—	—
Cash paid for acquisitions	57,306	(2,651)	—
Net cash from investing activities	(294,111)	(120,055)	(209,977)
FINANCING ACTIVITIES
Net increase in deposits and deposits in branches held-for-sale	574,691	144,158	149,574
Net change in repurchase agreements	94	(4,753)	(7,478)
Net change in FHLB and other borrowings	(180,283)	7,998	62,718
Subordinated debt issuance (redemption)	40,000	(12,400)	—
Subordinated debt issuance and conversion costs	(717)	—	(35)
Common stock repurchased	(15,746)	—	—
Preferred stock redemption	—	(500)	—
Common stock options exercised	4,464	2,164	2,129
Cash dividends paid on common stock	(4,275)	(2,290)	(1,220)
Cash dividends paid on preferred stock	(461)	(479)	(489)
Net cash from financing activities	417,767	133,898	205,199
Net change in cash and cash equivalents	235,891	5,781	1,916
Cash and cash equivalents at beginning of period	28,002	22,221	20,305
Cash and cash equivalents at end of period	$263,893	$28,002	$22,221

Business combination non-cash disclosures:
Assets acquired in business combinations (net of cash received)	$87,722	$3,389	$—
Liabilities assumed in business combination	148,731	855	—
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$800	$115	$1,369
Employee stock-based compensation tax withholding obligations	35	57	161
Restricted stock units vested	49	10	1
Common stock converted from subordinated debt	—	1,000	15,965
Initial recognition of operating lease right-of-use assets	—	12,935	—
Initial recognition of operating lease liabilities	—	15,659	—
Common stock issued related to Paladin acquisition	240	—	—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$12,271	$22,970	$17,277
Income taxes	11,966	3,962	191

See Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Organization

The Company is a financial holding company and was organized as a West Virginia corporation in 2003. MVB operates principally through its wholly-owned subsidiary, the Bank. The Bank’s subsidiaries include MVB Insurance, MVB CDC, Chartwell, Paladin Fraud and MVB Technology.

MVB conducts a wide range of business activities, primarily CoRe banking. The Company also continues to be involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. MVB considers Fintech companies as those entities that use technology to electronically move funds.

Since the formation of the Bank, the Company has acquired a number of financial institutions and other financial services businesses. Future acquisitions and divestitures will be consistent with the Company’s strategic direction. The Company's most recent acquisition and divestiture activity includes the following:

●
In September 2019, the Company acquired Chartwell, based from Bethesda, MD. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell has expanded its services to both Fintech clients and banks, in coordination with MVB Bank’s current compliance officers, to help create and implement strategy and provide expert compliance resources with respect to new client due diligence.

●
In November 2019, the Company entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc. (“Summit”), a subsidiary of Summit Financial Group, Inc., pursuant to which Summit purchased certain assets and assumed certain liabilities of three Bank branch locations in Berkeley County, WV, and one Bank branch location in Jefferson County, WV. The Company closed this transaction in April 2020.

●
In March 2020, the Bank entered into an Agreement with Intercoastal Mortgage Company, a Virginia corporation (“Intercoastal”), and each of H. Edward Dean, III, Tom Pyne and Peter Cameron, providing for the combination of the Bank's mortgage origination services and Intercoastal. The transaction closed in July 2020. On the closing date, Intercoastal converted into a Virginia limited liability company and the Bank contributed certain of its assets and liabilities associated with its mortgage operations to Intercoastal as a capital contribution, in exchange for common units of a new entity, ICM, representing 47% of the common interest of ICM, as well as $7.5 million in preferred units. The Company recognizes its ownership interest in ICM as an equity method investment.

●
In April 2020, the Bank entered into a Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation (“FDIC”), as receiver for The First State Bank, Barboursville, WV, providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. First State depositors automatically became depositors of the Bank and, subject to the insurance limitations, deposits will continue to be insured by the FDIC without interruption. In the Agreement, the Bank agreed to pay no deposit premium and to acquire the assets at a discount to book value. The Bank also acquired three branch locations in Barboursville, Teays Valley and Huntington, WV.

●	In April 2020, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin, LLC, a Washington limited liability company.

●
In August 2020, MVB Technology entered into an Asset Purchase Agreement with Invest Forward, Inc., a Delaware corporation doing business as Grand. Pursuant to the Asset Purchase Agreement, MVB Technology acquired substantially all the assets of Grand. The purchase price of the transaction consisted of cash totaling $1.0 million, plus the conversion of MVB’s note with Invest Forward.

Business Overview

Commercial and Retail Banking

The Company’s primary business activities, which are conducted through the Bank and its subsidiaries, are primarily CoRe banking. The Bank offers its customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;

●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks;
●	Safe deposit rental facilities; and
●	Non-deposit investment services offered through an association with a broker-dealer.

Fintech Banking

In addition to its CoRe banking activities, the Company is also involved in innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. The dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with an overarching focus on operational risk and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex from both an operational and regulatory perspective.

COVID-19 Pandemic

During 2020, economies throughout the world have been severely disrupted as a result of the outbreak of COVID-19. The outbreak and any preventative or protective actions that the Company or its clients may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s clients, providers and third parties. The extent to which the COVID-19 pandemic impacts the Company’s future operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, its subsidiary, MVB Bank and the Bank’s wholly-owned subsidiaries. These statements have been prepared in accordance with U.S. GAAP and practices in the banking industry. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Estimates are based on known facts and circumstances and actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses, purchased credit impaired loans, derivative instruments, goodwill and deferred tax assets and liabilities.

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For these investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of December 31, 2020, the Company holds one equity method investment.

Certain amounts in the 2019 and 2018 consolidated financial statements have been reclassified to conform to the 2020 financial statement presentation and there was no change to net income.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits. Interest-earning deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported for loans, deposits and short-term borrowing transactions.

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

Equity Securities - Includes equity securities that are adjusted to fair value on a monthly basis, with the change in value recorded directly on the income statement. The Company has elected to measure the equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues.

The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statement of income.

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2020 and 2019, the Bank holds $2.8 million and $15.0 million, respectively, which is included in accrued interest receivable and other assets. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (c) the impact of legislative and regulatory changes on the customer base of the FHLB; and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2020 and 2019.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and commercial real estate secured loans; (iii) home equity loans; and (iv) consumer and other loans. Factors considered in this process include general loan terms, collateral and availability of historical data to support the analysis. Historical loss percentages for each loan category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentages to get the adjusted factor to be applied to non-classified loans on a weighted basis, by risk grade. The following qualitative factors are analyzed:

●	Lending policies and procedures
●	Nature and volume of the portfolio
●	Experience and ability of lending management and staff
●	Volume and severity of problem credits
●	Quality of the loan review system
●	Conclusions of loan reviews, audits and exams
●	National, state, regional and local economic trends and business conditions
●	General economic conditions
●	Unemployment rates
●	Inflation / Consumer Price Index
●	Value of underlying collateral
●	Existence and effect of any credit concentrations
●	Consumer sentiment
●	Other external factors

The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the Special Assets Review Committee (“SARC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or SARC.

Loans are considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. The Company also separately evaluates individual consumer loans for impairment. Loans are identified individually by monitoring the delinquency status of the Bank’s portfolio. Once identified, the Bank’s ongoing communications with the borrower allow evaluation of the significance of the payment delays and the circumstances surrounding the loan and the borrower.

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

Purchased Credit Impaired Loans

The Company may purchase individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These PCI loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.

After acquisition, losses are recognized by an increase in the allowance for loan losses. Such PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan's or pool's contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Troubled Debt Restructurings

A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. The determination of whether a concession has been granted includes an evaluation of the debtor’s ability to access funds at a market rate for debt with similar risk characteristics and among other things, the significance of the modification relative to unpaid principal or collateral value of the debt and/or the significance of a delay in the timing of payments relative to the frequency of payments, original maturity date or the expected duration of the loan. The most common concessions granted generally include one or more modifications to the terms of the debt such as a reduction in the interest rate for the remaining life of the debt, an extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or reduction of the unpaid principal or interest. All TDRs are considered impaired loans.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, while land is carried at cost. Depreciation expense is computed for financial reporting by the straight-line-method based on the estimated useful lives of assets, which range from seven to 40 years on buildings, three to ten years on furniture, fixtures and equipment, and lesser of useful life or lease term for leasehold improvements.

Bank-Owned Life Insurance

Bank-owned life insurance represents life insurance on the lives of certain Company employees who have provided positive consent allowing the Company to be the beneficiary of such policies. These policies are recorded at their cash surrender value or the amount that can be realized upon surrender of the policy. Income from these policies is not subject to income taxes and is recorded as noninterest income.

Equity Method Investment

Investments in companies in which the Company has significant influence over the operating and financing decisions are accounted for using the equity method of accounting. These investments are included in the equity method investment line item on the consolidated balance sheets. The Company recognizes its proportionate share of the investee's profits and losses in the equity method investment income line item with corresponding adjustments to the equity method investment line item.

Intangible Assets and Goodwill

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. In addition to the annual impairment evaluation, the Company evaluates for impairment when events or circumstances indicate that it is more likely than not an impairment loss has occurred. The Company performs its annual impairment test during the fourth quarter. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test discussed below. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Examples of qualitative factors include: economic conditions; industry and market considerations; increases in labor or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy or customers; and regulatory or political developments.

The Company early adopted ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350) and did so for the period ended December 31, 2020. This guidance simplified the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the previous accounting guidance’s two-step impairment test under ASC Topic 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new standard eliminates the requirement to calculate a goodwill impairment charge using Step 2, which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. Entities are still be able to perform optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value.

For intangible assets subject to amortization, the recoverability test is performed when a triggering event occurs and an impairment loss is recognized if the carrying value of the intangible asset exceeds fair value and is not recoverable. The carrying value of the intangible asset is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Intangible assets deemed to have indefinite useful lives are not subject to amortization. An impairment loss is recognized if the carrying value of the intangible asset with an indefinite life exceeds its fair value.

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

The fair value of rate lock commitments and hedges is not readily ascertainable with precision because rate lock commitments and hedges are not actively traded in stand-alone-markets. The Company determines the fair value of rate lock commitments and hedges by measuring the change in the value of the underlying asset while taking into consideration the probability that the rate lock commitments will close. Fair value changes are recorded in noninterest income in the Company’s consolidated statement of income. At December 31, 2020 and 2019, the balance of interest rate lock commitments was $0 and $1.7 million, respectively. There were no forward sales commitments as of December 31, 2020 and 2019.

Interest Rate Swaps

Beginning in 2015, the Company entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. The Company mitigates this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on the Company’s consolidated balance sheet. Fair value changes are recorded in noninterest income in the Company’s consolidated net income statement. At December 31, 2020 and 2019, the fair value of interest rate swap agreements was $13.8 million and $5.7 million, respectively.

Fair Value Hedge

The Company entered into an interest rate swap designated as a fair value hedge to mitigate the effect of changing interest rates on the fair values of certain designated fixed-rate loans and available for sale securities. This involves the receipt of variable amounts from a counterparty in exchange for the Company making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. The Company entered into a pay-fixed/receive-variable interest rate swap in January 2019 with a notional amount of $23.0 million and $30.0 million at December 31, 2020 and 2019, respectively, which was designated as a fair value hedge associated with the Company’s fixed-rate loan program and certain available for sale securities. At December 31, 2020 and 2019, the fair value of interest rate swap hedge was $0.1 million and $0.4 million, respectively.

Mortgage Servicing Rights

Mortgage servicing rights (“MSRs”) are recorded when the Bank sells mortgage loans and retains the servicing on those loans. On a monthly basis, MVB tracks the amount of mortgage loans that are sold with servicing retained. A valuation is done to determine the MSRs value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of MSRs is evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2020 or 2019. Servicing loans for others generally consists of collecting mortgage payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and, when necessary, foreclosure processing. Serviced loans are not included in the Consolidated Balance Sheets. At December 31, 2020 and 2019, the value of MSRs was $2.9 million and $0.3 million, respectively.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, establishing a new cost basis, with any valuation adjustments charged to the allowance for loan losses. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value less any costs to sell. Costs relating to improvement of the property are capitalized, while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred. Subsequent declines in fair value and gains or losses on sale are recorded in other noninterest expense. At December 31, 2020 and 2019, the Company held other real estate of $5.7 million and $1.4 million, respectively. These amounts include the foreclosed assets that were acquired from our acquisition of First State.

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

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.

Level II:	Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available, but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:	Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.

Revenue Recognition

The Company records revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the Company satisfies a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and fees earned on loans, investment securities and other financial instruments that are not within the scope of Topic 606. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income is not currently necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Payment Card and Service Charge Income

Payment card and service charge income are comprised of service charges on accounts and interchange and debit card transaction fees. Service charges on accounts consist of account analysis fees, monthly service fees, check orders and other account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied and the related revenue recognized, over the period in which the service is provided. Check orders and other account related fees are largely transactional based and therefore, the Company’s performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Interchange and debit card transaction fees are primarily comprised of interchange fees earned whenever the Bank’s debit and credit cards are processed through card payment networks, such as Visa. The Bank’s performance obligation for debit card and interchange income is generally satisfied, and the related revenue recognized, on a transactional basis. Payment is typically received immediately or in the following month. The Company also enters into interchange arrangements with minimum commitment fees. Minimum commitment fees are recognized ratably, until such time that minimum commitment fees are exceeded or expected to be exceeded.

Compliance Consulting Income

Compliance consulting income is comprised of consulting revenue generated by Chartwell and Paladin Fraud. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Paladin Fraud provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats. Chartwell and Paladin Fraud account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The services promised are then evaluated in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Both Chartwell and Paladin Fraud's services included in its contracts are distinct from one another. The transaction price for each contract is determined based upon the consideration expected to be received for the distinct services being provided under the contract. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, factors considered include contract terms, payment terms and whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope but will generally include the review and/or preparation of regulatory filings, business plans, financial models and other risk management services to customers within financial industries. Revenue from consulting services is recognized upon completion of deliverables as outlined in the consulting agreement.

Other Operating Income

Other operating income is primarily comprised of ATM fees, wire transfer fees, travelers check fees, revenue streams such as safe deposit box rental fees and other miscellaneous service charges. ATM fees, wire transfer fees and travelers check fees are primarily generated when a Bank’s cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Bank determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks and other services. The Bank’s performance obligations for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. The Bank’s performance obligation for the gains and losses on sales of other real estate owned is satisfied, and the related revenue recognized, after each sale of other real estate owned is closed.

Marketing Costs

Marketing costs are expensed as incurred. Marketing expense was $1.1 million, $1.3 million and $1.1 million for 2020, 2019 and 2018, respectively.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock units (“RSUs”) issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Earnings Per Share

The Company determines basic earnings per share by dividing net income less preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income less dividends on convertible preferred stock plus interest on convertible subordinated debt by the weighted-average number of shares outstanding, increased by both the number of shares that would be issued assuming the exercise of stock options under the Company’s 2003 and 2013 Stock Incentive Plans and the conversion of preferred stock and subordinated debt, if dilutive.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2020	2019	2018
Numerator for basic earnings per share:
Net income from continuing operations	$37,411	$26,564	$12,003
Less: Dividends on preferred stock	461	479	489
Net income from continuing operations available to common shareholders - basic	36,950	26,085	11,514
Net income from discontinued operations available to common shareholders - basic and diluted	—	427	—
Net income available to common shareholders	$36,950	$26,512	$11,514

Numerator for diluted earnings per share:
Net income from continuing operations available to common shareholders - basic	$36,950	$26,085	$11,514
Add: Dividends on preferred stock	—	—	489
Add: Interest on subordinated debt (tax effected)	—	—	753
Net income available to common shareholders from continuing operations - diluted	$36,950	$26,085	$12,756

Denominator:
Total average shares outstanding	11,821,574	11,713,885	11,030,984
Effect of dilutive convertible preferred stock	—	—	489,625
Effect of dilutive convertible subordinated debt	—	—	837,500
Effect of dilutive stock options and restricted stock units	266,532	330,782	363,894
Total diluted average shares outstanding	12,088,106	12,044,667	12,722,003

Earnings per share from continuing operations - basic	$3.13	$2.22	$1.04
Earnings per share from discontinued operations - basic	$—	$0.04	$—
Earnings per common share - basic	$3.13	$2.26	$1.04

Earnings per share from continuing operations - diluted	$3.06	$2.16	$1.00
Earnings per share from discontinued operations - diluted	$—	$0.04	$—
Earnings per common share - diluted	$3.06	$2.20	$1.00

For the years ended December 31, 2020, 2019, and 2018, approximately 0.5 million, 0.4 million and 0.3 million options to purchase shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

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

In 2018, the Company was required to perform a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Reform Act. The Tax Reform Act included a reduction to the corporate income tax rate from 34 percent to 21 percent effective January 1, 2018. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate, which resulted in a decrease of $0.6 million.

Income Taxes

The amount reflected as income taxes represents federal and state income taxes on financial statement income. Certain items of income and expense, primarily the provision for possible loan losses, allowance for losses on foreclosed assets held for resale, depreciation and accretion of discounts on investment securities are reported in different accounting periods for income tax purposes. The Company and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes. No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2016 have been closed for purposes of examination by the federal and state taxing jurisdictions.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis. The Company has identified three reportable segments: CoRe banking; mortgage banking; and financial holding company.

Business Combinations

U.S. GAAP requires that the acquisition method of accounting, formerly referred to as the purchase method, be used for all business combinations that an acquirer is identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed and any non-controlling interest in the acquired entity at the acquisition date.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements and Developments

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirement for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under ASC 715-20 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; 3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; 4) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; 5) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and 6) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 is effective for public business entities for fiscal years ending after December 15, 2020. As ASU 2018-14 only revises disclosure requirements, it did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updates in this ASU are part of the disclosure framework project and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The modifications include additions, modification and removal of disclosure requirements. The ASU removed the following disclosure requirements: 1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2) the policy for timing of transfers between levels, 3) the valuation process for Level 3 fair value measurements and 4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period. The ASU added the following disclosure requirements: 1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and 2) the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted-average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The ASU also modified the following disclosure requirements: 1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; 2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee's assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and 3) clarification that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. ASU 2018-13 is effective for public business entities for fiscal years and interim periods within those years beginning after December 15, 2019. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. PCI loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies until January 2023. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, the Company has formed a cross-functional implementation team. The team is working to develop an implementation plan which will include assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The Company is also in the process of implementing a third-party vendor solution to assist it in the application of this standard. The adoption of this standard could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of its loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives, including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments will be effective for the Company on January 1, 2021. The Company does not expect this standard to have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. The amendments represent clarification and improvements to the codification and correct unintended application. This standard was effective immediately upon issuance and its adoption did not have a material effect on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. The Company will continue to assess the impact as the reference rate transition occurs over the next two years.

In August 2020, the SEC issued a final rule that modernizes the disclosure requirements in Regulation S-K relating to the description of the business, legal proceedings, and risk factors, which are required in many SEC filings, including Form 10-K and registration statements. The final rule was effective in November 2020, 30 days after its date of publication in the Federal Register. The Company adopted the amendments in preparing this report.

Note 2 – Investment Securities

Amortized cost and fair values of investment securities available-for-sale at December 31, 2020 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$56,207	$995	$(210)	$56,992
United States sponsored mortgage-backed securities	94,968	972	(171)	95,769
Municipal securities	223,642	8,327	(82)	231,887
Other debt securities	7,500	—	—	7,500
Total debt securities	382,317	10,294	(463)	392,148
Other securities	18,401	146	(71)	18,476
Total investment securities available-for-sale	$400,718	$10,440	$(534)	$410,624

Amortized cost and fair values of investment securities available-for-sale at December 31, 2019 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$52,046	$199	$(249)	$51,996
United States sponsored mortgage-backed securities	58,748	188	(624)	58,312
Municipal securities	108,750	4,399	(57)	113,092
Total debt securities	219,544	4,786	(930)	223,400
Other securities	12,247	181	(7)	12,421
Total investment securities available-for-sale	$231,791	$4,967	$(937)	$235,821

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2020
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
After one year, but within five years	9,254	9,629
After five years, but within ten years	36,097	36,863
After ten years	336,966	345,656
Total	$382,317	$392,148

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $229.4 million and $68.0 million at December 31, 2020 and 2019, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of December 31, 2020, the details of which are included in the following table. Although these securities, if sold at December 31, 2020 would result in a pretax loss of $0.5 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2020, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain material realized losses as a result of the current temporary decline in fair value.

The following table discloses the length of time that investments have remained in an unrealized loss position at December 31, 2020:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (27)	$19,021	$(68)	$12,574	$(142)
United States sponsored mortgage-backed securities (9)	15,331	(155)	3,349	(16)
Municipal securities (14)	11,856	(82)	—	—
Other securities (5)	3,947	(71)	—	—
	$50,155	$(376)	$15,923	$(158)

The following table discloses the length of time that investments have remained in an unrealized loss position at December 31, 2019:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (26)	$8,160	$(59)	$15,399	$(190)
United States sponsored mortgage-backed securities (40)	16,660	(170)	27,498	(454)
Municipal securities (13)	6,018	(40)	828	(17)
Other securities (2)	1,093	(7)	—	—
	$31,931	$(276)	$43,725	$(661)

The following table summarizes the investment sales and related gains and losses in 2020, 2019 and 2018:

(Dollars in thousands)	2020	2019	2018
Sales of available-for-sale investments	$54,023	$31,220	$2,743
Gross gains	948	105	352
Gross losses	34	271	25

Sales of equity investments	$4,622	$5,968	$—
Gross gains	3,501	—	—
Gross losses	—	7	—

The Company recognized unrealized holding gains on equity securities of $0.4 million, $13.8 million and $0.6 million in 2020, 2019 and 2018, respectively, and these were recorded in noninterest income. A majority of the 2019 unrealized holding gains on equity securities was the result of the Company recognizing a $13.5 million pre-tax gain after a valuation on its Fintech investment portfolio in the second quarter of 2019.
There were no held-to-maturity securities at December 31, 2020 or December 31, 2019 and the Company sold no held-to-maturity investments during the years of 2020, 2019 or 2018.

Note 3 – Loans and Allowance for Loan Losses

Prior to the ICM transaction, the Company routinely generated one to four family mortgages for sale into the secondary market. During 2020, 2019 and 2018, the Company recognized sales proceeds of $1.48 billion, $1.61 billion and $1.24 billion, resulting in mortgage fee income of $33.4 million, $41.0 million and $32.3 million, respectively.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2020	2019
Commercial and non-residential real estate	$1,141,114	$1,063,828
Residential	240,264	271,604
Home equity	30,828	35,106
Consumer	3,156	3,697
PCI loans:
Commercial and non-residential real estate	21,008	—
Residential	16,943	—
Consumer	1,488	—
Total loans	1,454,801	1,374,235
Deferred loan origination costs and (fees), net	(1,057)	306
Loans receivable	$1,453,744	$1,374,541

The following table summarizes the primary segments of the loan portfolio, excluding PCI loans, as of December 31, 2020 and 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2020
Individually evaluated for impairment	$13,334	$1,960	$95	$5	$15,394
Collectively evaluated for impairment	1,127,780	238,304	30,733	3,151	1,399,968
Total Loans	$1,141,114	$240,264	$30,828	$3,156	$1,415,362
December 31, 2019
Individually evaluated for impairment	$7,401	$1,953	$95	$34	$9,483
Collectively evaluated for impairment	1,056,427	269,651	35,011	3,663	1,364,752
Total Loans	$1,063,828	$271,604	$35,106	$3,697	$1,374,235

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

The following table presents impaired loans by class, excluding PCI loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2020 and 2019:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2020
Commercial:
Commercial business	$3,431	$1,032	$5,653	$9,084	$10,440
Commercial real estate	772	264	944	1,716	1,864
Acquisition and development	—	—	2,534	2,534	3,939
Total commercial	4,203	1,296	9,131	13,334	16,243
Residential	—	—	1,960	1,960	2,232
Home equity	—	—	95	95	95
Consumer	—	—	5	5	5
Total impaired loans	$4,203	$1,296	$11,191	$15,394	$18,575

December 31, 2019
Commercial:
Commercial business	$2,606	$249	$644	$3,250	$4,308
Commercial real estate	1,786	325	295	2,081	2,171
Acquisition and development	—	—	2,070	2,070	3,467
Total commercial	4,392	574	3,009	7,401	9,946
Residential	—	—	1,953	1,953	2,045
Home equity	—	—	95	95	100
Consumer	—	—	34	34	35
Total impaired loans	$4,392	$574	$5,091	$9,483	$12,126

The following table presents the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the years ended:

	December 31, 2020			December 31, 2019			December 31, 2018
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial:
Commercial business	$6,066	$—	$—	$3,202	$—	$—	$4,052	$51	$106
Commercial real estate	3,057	97	104	3,220	162	140	6,416	159	94
Acquisition and development	1,207	67	73	2,151	123	131	1,367	106	8
Total commercial	10,330	164	177	8,573	285	271	11,835	316	208
Residential	2,541	19	19	2,719	16	16	2,569	20	14
Home equity	87	—	—	154	2	2	100	2	1
Consumer	7	—	—	45	—	—	149	—	—
Total	$12,965	$183	$196	$11,491	$303	$289	$14,653	$338	$223

As of December 31, 2020, there are five loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $0.2 million as of December 31, 2020. These loans are included in the table above and have no specific allowance allocated to them.

As of December 31, 2020, the loans acquired through the acquisition of First State held 32 foreclosed residential real estate properties, representing $2.6 million, or 56.6%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of various commercial loans to different borrowers. There are eleven additional loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $1.1 million as of December 31, 2020. These loans are included in the table above and have no specific allowance allocated to them.

As of December 31, 2019, the Bank held eleven foreclosed residential real estate properties representing $0.6 million, or 40.9%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of primarily two commercial loan relationships, one of which included two properties for a total of $0.3 million, while the other included seven properties for a total of $0.2 million. The three remaining properties, totaling $0.1 million, were the result of the foreclosure of two unrelated borrowers. There are seven additional consumer mortgage loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $0.6 million as of December 31, 2019. These loans are included in the table above and have no specific allowance allocated to them.

Bank management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions.

Loans categorized as “Pass” rated have adequate sources of repayment, with little identifiable risk of collection and general conformity to the Bank's policy requirements, product guidelines and underwriting standards. Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

Loans categorized as “Special Mention” rated have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special mention assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.

Loans categorized as “Substandard” rated are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that bank will sustain some loss if the deficiencies are not corrected.

Loans categorized as “Doubtful” rated have all the weakness inherent in those classified substandard with the added characteristic that the weakness make collections or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as past due status, bankruptcy, repossession or death occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Credit Department ensures that a review of all commercial relationships of $1.0 million or greater is performed annually.

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

The following table represents the classes of the loan portfolio, excluding PCI loans, summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2020 and 2019:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial:
Commercial business	$496,222	$9,529	$17,045	$1,095	$523,891
Commercial real estate	356,544	32,044	34,001	533	423,122
Acquisition and development	80,771	25,001	4,184	2,170	112,126
SBA PPP	81,975	—	—	—	81,975
Total commercial	1,015,512	66,574	55,230	3,798	1,141,114
Residential	236,250	948	2,896	170	240,264
Home equity	30,277	381	144	26	30,828
Consumer	3,124	32	—	—	3,156
Total Loans	$1,285,163	$67,935	$58,270	$3,994	$1,415,362

December 31, 2019
Commercial:
Commercial business	$511,590	$17,398	$11,894	$—	$540,882
Commercial real estate	406,712	3,564	1,494	—	411,770
Acquisition and development	106,428	1,869	2,879	—	111,176
Total commercial	1,024,730	22,831	16,267	—	1,063,828
Residential	267,367	1,946	2,177	114	271,604
Home equity	34,641	383	82	—	35,106
Consumer	3,613	56	28	—	3,697
Total Loans	$1,330,351	$25,216	$18,554	$114	$1,374,235

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the SARC, as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless the Company believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires the receipt of six consecutive months of regular, on-time payments. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or SARC.

The following table presents the classes of the loan portfolio, excluding PCI loans, summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2020 and 2019:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2020
Commercial:
Commercial business	$521,799	$1,040	$33	$1,019	$2,092	$523,891	$8,601	$—
Commercial real estate	422,343	34	212	533	779	423,122	944	—
Acquisition and development	109,686	—	—	2,440	2,440	112,126	2,534	—
SBA PPP	81,975	—	—	—	—	81,975	—	—
Total commercial	1,135,803	1,074	245	3,992	5,311	1,141,114	12,079	—
Residential	235,420	2,058	1,969	817	4,844	240,264	1,534	—
Home equity	30,369	289	75	95	459	30,828	95	—
Consumer	3,156	—	—	—	—	3,156	5	—
Total Loans	$1,404,748	$3,421	$2,289	$4,904	$10,614	$1,415,362	$13,713	$—

December 31, 2019
Commercial:
Commercial business	$537,602	$3,189	$47	$44	$3,280	$540,882	$2,848	$—
Commercial real estate	411,070	522	178	—	700	411,770	295	—
Acquisition and development	110,717	180	—	279	459	111,176	390	—
Total commercial	1,059,389	3,891	225	323	4,439	1,063,828	3,533	—
Residential	267,515	3,003	549	537	4,089	271,604	1,461	—
Home equity	34,382	545	84	95	724	35,106	95	—
Consumer	3,610	1	58	28	87	3,697	34	—
Total Loans	$1,364,896	$7,440	$916	$983	$9,339	$1,374,235	$5,123	$—

The ALL is maintained to absorb losses from the loan portfolio and is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

Interest income on loans would have increased by approximately $0.6 million, $0.6 million and $0.8 million for 2020, 2019 and 2018, respectively, if loans had performed in accordance with their terms.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank analyzes certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $0.1 million and $0.1 million, and $0.2 million as of December 31, 2020, 2019 and 2018, respectively.

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

Company and Bank management have identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor as these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, conclusion of loan reviews, audits and exams, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions, consumer sentiment and other external factors. The combination of historical charge-off and qualitative factors are then weighted for each risk grade. These weightings are determined internally based upon the likelihood of loss as a loan risk grading deteriorates.

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of letters of credit, non-revolving lines of credit and revolving lines of credit and based its calculation on the expectation of future advances of each loan category. Letters of credit were determined to be highly unlikely to advance since they are generally in place only to ensure various forms of performance of the borrowers. In the Bank’s history, there have been no letters of credit drawn upon. In addition, many of the letters of credit are cash secured and do not warrant an allocation. Non-revolving lines of credit were determined to be highly likely to advance as these are typically construction lines. Meanwhile, the likelihood of revolving lines of credit advancing varies with each individual borrower. Therefore, the future usage of each line was estimated based on the average line utilization of the revolving line of credit portfolio as a whole.

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. The liability for unfunded commitments was $0.6 million and $0.3 million as of December 31, 2020 and 2019, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize the activity of primary segments of the ALL, excluding the ALL related to PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the years ending December 31, 2020, 2019 and 2018:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,932)	(224)	(23)	—	(2,179)
Recoveries	22	—	9	3	34
Provision	15,845	684	(15)	(30)	16,484
Allowance contributed with mortgage combination transaction	—	(354)	—	—	(354)
ALL balance at December 31, 2020	$24,033	$1,378	$298	$51	$25,760
Individually evaluated for impairment	$1,296	$—	$—	$—	$1,296
Collectively evaluated for impairment	$22,737	$1,378	$298	$51	$24,464

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Charge-offs	(998)	—	—	(10)	(1,008)
Recoveries	1	1	4	49	55
Provision	2,490	(134)	(361)	(206)	1,789
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Individually evaluated for impairment	$574	$—	$—	$—	$574
Collectively evaluated for impairment	$9,524	$1,272	$327	$78	$11,201

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2017	$7,804	$1,119	$705	$250	$9,878
Charge-offs	(1,024)	(166)	—	(290)	(1,480)
Recoveries	15	22	59	5	101
Provision	1,810	430	(80)	280	2,440
ALL balance at December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Individually evaluated for impairment	$1,043	$—	$—	$—	$1,043
Collectively evaluated for impairment	$7,562	$1,405	$684	$245	$9,896

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

Troubled Debt Restructurings

At December 31, 2020 and 2019, the Bank had specific reserve allocations for TDRs of $0.6 million and $0.5 million, respectively. Loans considered to be troubled debt restructured loans totaled $10.2 million and $7.7 million as of December 31, 2020 and December 31, 2019, respectively. Of these totals, $1.6 million and $4.4 million, respectively, represent accruing troubled debt restructured loans and represent 12% and 46%, respectively, of total impaired loans. Meanwhile, as of December 31, 2020, $8.0 million represents seven loans to three borrowers that have defaulted under the restructured terms. The largest of these loans, at $2.2 million, is a restructured commercial loan to a company previously dependent on the coal industry, which is now structured as an unsecured loan. Three of these loans to an unrelated borrower, totaling $5.2 million, are restructured equipment loans to a borrower in the coal industry, which was provided extended interest-only terms to allow time for the collateral equipment to be sold. The last of these loans are commercial acquisition and development loans totaling $0.6 million that were considered TDRs due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2020. The unsecured loan and the three development loans were also considered non-performing loans as of December 31, 2019.

During the year ended December 31, 2020, no restructured loans defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

There were no commitments to advance funds to any TDRs as of December 31, 2020.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2020 and 2019.

	New TDRs [1]
	December 31, 2020			December 31, 2019
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial business	6	$6,294	$5,326	2	$336	$333
Commercial real estate	2	159	150	—	—	—
Acquisition and development	—	—	—	—	—	—
Total commercial	8	6,453	5,476	2	336	333
Residential	1	87	86	3	246	323
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	9	$6,540	$5,562	5	$582	$656
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Purchased Credit Impaired Loans

As a result of the acquisition of First State, the Company has PCI loans. The Company did not hold any PCI loans as of December 31, 2019. See Note 24 – Acquisitions and Divestitures for further details of the acquisition of First State.

The carrying amount of the PCI loan portfolio is as follows:

(Dollars in thousands)	As of December 31, 2020
Commercial	$21,008
Residential	16,943
Consumer	1,488
Outstanding balance	$39,439
Carrying amount, net of allowance	$39,355

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	As of December 31, 2020
Beginning balance	$—
New loans purchased	11,746
Accretion of income	(2,945)
Reclassification from non-accretable difference	(488)
Ending balance	$8,313

For the PCI loan portfolio disclosed above, the Company increased the allowance for loan losses by $0.1 million during 2020.

PCI loans purchased during 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)
Contractually required payments receivable of loans purchased during the period:
Commercial	$36,046
Residential	47,787
Consumer	2,990
Cash flows expected to be collected at acquisition	$86,823
Fair value of loans acquired at acquisition	$50,235

Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected and, as of

December 31, 2020, the Company held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2020 for the PCI loan portfolio:

(Dollars in thousands)	Residential	Total
ALL balance as of December 31, 2019	$—	$—
Charge-offs	(11)	(11)
Provision	95	95
ALL balance at December 31, 2020	$84	$84
Collectively evaluated for impairment	$84	84

As of December 31, 2020, the loans in the Company's PCI loan portfolio are all collectively evaluated for impairment and are segmented into three categories: commercial loans totaling $17.1 million, residential loans totaling $16.9 million and consumer loans totaling $1.3 million, for portfolio total of $35.4 million.

The following table represents the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial:
Commercial Business	$12,263	$136	$345	$4,860	$17,604
Commercial Real Estate	982	3	263	21	1,269
Acquisition & Development	1,900	—	—	235	2,135
Total Commercial	15,145	139	608	5,116	21,008
Residential	15,157	—	1,665	121	16,943
Consumer	1,256	—	—	232	1,488
Total Loans	$31,558	$139	$2,273	$5,469	$39,439

The following table presents the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-accrual loans as of December 31, 2020:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual
December 31, 2020
Commercial:
Commercial Business	$16,264	$71	$65	$1,204	$1,340	$17,604	$—
Commercial Real Estate	1,157	—	—	112	112	1,269	—
Acquisition & Development	2,135	—	—	—	—	2,135	—
Total Commercial	19,556	71	65	1,316	1,452	21,008	—
Residential	13,714	710	145	2,374	3,229	16,943	—
Consumer	1,245	3	1	239	243	1,488	—
Total Loans	$34,515	$784	$211	$3,929	$4,924	$39,439	$—

None of the PCI loans are considered non-accrual as they are all currently accreting interest income under PCI accounting.

As the Company's PCI loan portfolio is accounted for in pools with similar risk characteristics in accordance with ASC 310-30, this portfolio is not subject to the impaired loan and TDR guidance. Rather, the revised estimated future cash flows of the individually modified loans are included in the estimated future cash flows of the pool.

PPP Loans and CARES Act Deferrals

The Company is actively participating in the PPP as a lender, evaluating other programs available to assist its clients and providing deferrals consistent with GSE guidelines. The Company originated 455 PPP loans with original balances of $92.8 million and outstanding balances of $82.0 million as of December 31, 2020.

As of December 31, 2020, commercial loans totaling $34.7 million and mortgage loans totaling $13.5 million were approved for modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment at December 31,:

(Dollars in thousands)	2020	2019
Land	$3,936	$3,105
Buildings and improvements	14,350	13,352
Furniture, fixtures and equipment	18,701	15,553
Construction in progress	326	1,019
Leasehold improvements	3,079	1,985
	40,392	35,014
Accumulated depreciation	(14,189)	(13,040)
Premises and equipment, net	$26,203	$21,974

Depreciation expense totaled $3.0 million, $3.0 million and $2.8 million for 2020, 2019 and 2018, respectively.

The Company leases certain premises, for the operation of banking offices and certain equipment under operating and finance leases. At December 31, 2020, the Company had lease liabilities totaling $18.4 million, of which $18.3 million was related to operating leases and $0.2 million was related to finance leases, and right-of-use assets totaling $17.7 million, of which $17.5 million was related to operating leases and $0.2 million was related to finance leases, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. For the year ended December 31, 2020, the weighted-average remaining lease term for finance leases was 2.3 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.4%. At December 31, 2020, the weighted-average remaining lease term for operating leases was 12.9 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.9%.

The Company leases certain premises, for the operation of some banking offices and equipment under operating and finance leases.At December 31, 2019, the Company had lease liabilities totaling $14.8 million, of which $14.6 million was related to operating leases and $0.2 million was related to finance leases, and right-of-use assets totaling $13.5 million, of which $13.2 million was related to operating leases and $0.3 million was related to finance leases, related to these leases. For the year ended December 31, 2019, the weighted-average remaining lease term for finance leases was 2.7 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.8%. For the year ended December 31, 2019, the weighted-average remaining lease term for operating leases was 11.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.5%.

Lease costs were as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Amortization of right-of-use assets, finance leases	$65	$77
Interest on lease liabilities, finance leases	4	6
Operating lease cost	2,072	2,120
Short-term lease cost	27	72
Variable lease cost	38	38
Total lease cost	$2,206	$2,313

Rent expense for the year ended December 31, 2018, prior to the adoption of ASU 2016-02, was $2.0 million.

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2020.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	December 31, 2020
(Dollars in thousands)	Finance Leases	Operating Leases
2021	$68	$1,779
2022	59	1,623
2023	41	1,825
2024	5	1,779
2025	5	1,709
2026 and thereafter	4	14,280
Total future minimum lease payments	$182	$22,995
Less: Amounts representing interest	(6)	(4,723)
Present value of net future minimum lease payments	$176	$18,272

Note 5 – Equity Method Investment

In the third quarter of 2020, the Company acquired a portion of ICM and recognizes its ownership as an equity method investment initially recorded at fair value. In accordance with Rule 8-03(b)(3) of Regulation S-X, the Company must assess whether its equity method investment is a significant equity method investment. In evaluating the significance of this investment, the Company performed the income, asset, and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the income test, the Company’s proportionate share of its equity method investee's aggregated net income exceeded the applicable threshold of 20%, and accordingly it is required to provide summarized income statement information for this investee for all periods presented. The Company's share of net income from its equity method investment totaled $24.2 million for the year ended December 31, 2020.

The following table provides summarized income statement information for the Company's equity method investment. As ICM did not exist prior to July 1, 2020, no historical financial information is presented.

Twelve Months Ended December 31,
(Dollars in thousands)	2020
Total revenues	$120,323
Gross profit	59,659
Net income	59,761

Gain on sale of loans	100,402
Volume of loans sold	2,948,724

As of December 31, 2020, the locked mortgage pipeline was $1.54 billion. For more information, please see Note 24 – Acquisitions and Divestitures.

Note 6 – Deposits

Deposits at December 31, were as follows:

(Dollars in thousands)	2020	2019
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$715,791	$278,547
Interest-bearing demand	496,502	351,435
Savings and money markets	545,501	363,026
Time deposits, including CDs and IRAs	224,595	272,034
Total deposits	$1,982,389	$1,265,042

Time deposits that meet or exceed the FDIC insurance limit	$16,955	$8,955

Maturities of time deposits at December 31, 2020 were as follows (dollars in thousands):

2021	$126,863
2022	62,833
2023	20,864
2024	12,705
2025	1,330
Total	$224,595
As of December 31, 2020, overdrawn deposit accounts totaling $0.2 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. At December 31, 2019 the Bank had borrowed $222.9 million. No amounts were outstanding as of December 31, 2020. As of December 31, 2020, the Bank's maximum borrowing capacity with the FHLB was $452.2 million and the remaining borrowing capacity was $440.9 million, with the difference being deposit letters of credit.

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2020	2019
Balance at end of year	$—	$192,063
Average balance during the year	68,407	187,226
Maximum month-end balance	154,248	240,811
Weighted-average rate during the year	0.58%	2.24%
Weighted-average rate at December 31	—%	1.81%

Long-term borrowings

As of December 31, 2020, the Bank had no long-term borrowings with the FHLB. As of December 31, 2019, the Bank had long-term borrowings totaling $30.8 million. Of this total, $30.0 million was fixed interest rate notes, originated in November 2019, due between November 2022 and November 2024, with interest of between 1.7% and 1.8% payable monthly and $0.8 million was fixed interest rate notes, originated between October 2006 and April 2007, due between October 2021 and April 2022, with interest of between 5.18% and 5.20% payable monthly.

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase. Repurchase agreements with customers represent funds deposited by customers, on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with customers are presented as an individual line item on the consolidated balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in liabilities consist of customer accounts and securities which are pledged on an individual security basis.

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected at the amount of cash received in connection with the transaction and included in securities sold under agreements to repurchase on the consolidated balance sheets. The primary risk with the Company's repurchase agreements is market risk associated with the investments securing the transactions, as it may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with safekeeping agents.

All of the Company’s repurchase agreements were overnight agreements at December 31, 2020 and December 31, 2019. These borrowings were collateralized with investment securities with a carrying value of $10.7 million and $10.5 million at December 31, 2020 and December 31, 2019, respectively, and were comprised of United States Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2020	2019
Balance at end of year	$10,266	$10,172
Average balance during the year	9,856	11,252
Maximum month-end balance	10,505	14,655
Weighted-average rate during the year	0.23%	0.43%
Weighted-average rate at December 31	0.14%	0.44%

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2020	2019
Balance at end of year	$43,407	$4,124
Average balance during the year	7,568	12,125
Maximum month-end balance	43,524	17,524
Weighted-average rate during the year	3.45%	6.35%
Weighted-average rate at December 31	4.02%	3.51%

In November 2020, the Company completed the private placement of $40 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030, and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

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

In June 2014, the Company issued its Convertible Subordinated Promissory Notes to various investors in the aggregate principal amount of $29.4 million. The notes were issued in $0.1 million increments per note, subject to a minimum investment of $1 million. The Notes were to expire 10 years after the initial issuance date of the Notes. In July 2019, the Federal Reserve Board provided the Company with its approval for the Company to redeem all of the outstanding Notes. On or about August 1, 2019, the

Company provided notice to the holders of the outstanding notes that it would redeem the outstanding notes on September 30, 2019.

In 2019, $1.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 62,500 new shares and $12.4 million of subordinated debt was redeemed. These transactions provided an annual interest expense savings of $1.0 million.

In 2018, $16.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 1,000,000 new shares and providing an annual interest expense savings of $1.1 million.

The Company recognized interest expense on its subordinated debt of $0.3 million, $0.8 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 8 – Commitments and Contingent Liabilities

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits.

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2020	2019
Available on lines of credit	$393,814	$385,871
Stand-by letters of credit	19,806	18,145
Other loan commitments	22,418	24,821
	$436,038	$428,837

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia Northern Virginia markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. In accordance with these requirements, the Company implemented a deposit reclassification program that allowed the Company to maintain no such reserve balances as of December 31, 2020 and 2019.

Contingent Liabilities

The subsidiary Bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Note 9 – Income Taxes

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2020	2019	2018
Current:
Federal	$10,899	$10,450	$2,203
State	2,019	2,101	1,031
	$12,918	$12,551	$3,234
Deferred:
Federal	$(3,183)	$(3,716)	$117
State	(203)	(237)	22
	(3,386)	(3,953)	139
Income tax expense	$9,532	$8,598	$3,373

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2020		2019		2018
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income tax at federal statutory rate	$9,858	21.0%	$7,353	21.0%	$3,229	21.0%
Tax effect of:
State income taxes, net of federal income taxes	1,435	3.1%	2,101	6.0%	738	4.8%
Tax exempt earnings	(1,381)	(3.0)%	(856)	(2.8)%	(594)	(3.9)%
Other	(380)	(0.8)%	—	—%	—	—%
	$9,532	20.3%	$8,598	24.2%	$3,373	21.9%

Deferred income tax assets and liabilities were comprised of the following at December 31:

(Dollars in thousands)	2020	2019
Gross deferred tax assets:
Allowance for loan losses	$7,141	$3,310
Minimum pension liability	1,544	1,589
SERP/RSU	1,039	652
Other	1,209	10
Total gross deferred tax assets	10,933	5,561

Gross deferred tax liabilities:
Depreciation	(1,733)	(1,505)
Pension	(262)	(164)
Unrealized gain on securities available-for-sale	(2,320)	(1,088)
Holding gain on equity securities	(3,893)	(3,838)
Goodwill	(2,498)	(2,134)
Total gross deferred tax liabilities	(10,706)	(8,729)

Net deferred tax assets (liabilities)	$227	$(3,168)

Deferred income tax assets and deferred income tax liabilities were included in other assets and other liabilities, respectively.

The Company has invested, as a limited partner, in three Section 42 affordable housing investment funds. In exchange for these investments, the Company receives its pro rata share of income, expense, gains and losses, including tax credits, that are received by the projects. As of December 31, 2020 and December 31, 2019, the Company recognized, as an investment, $2.8 million and $3.0 million in the aggregate between the three affordable housing investment funds. In addition, the Company has recognized no gains or losses from the funds.

Note 10 – Related Party Transactions

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2020	$12,284	$24,453	$(8,187)	$(1,127)	$27,423

December 31, 2019	$27,971	$13,897	$—	$(29,584)	$12,284

The Company held related party deposits of $73.8 million and $35.5 million at December 31, 2020 and December 31, 2019, respectively.

The Company held no related party repurchase agreements at December 31, 2020 and December 31, 2019.

Note 11 – Pension Plan

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

On June 19, 2017, the Company approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief

Executive Officer of PMG is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If the executive completes three years of continuous employment prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.2 million and $0.8 million as of December 31, 2020 and 2019, respectively. Service cost was $0.2 million and $0.4 million in 2020 and 2019, respectively.

Pension expense was $0.3 million, $0.3 million and $0.3 million in 2020, 2019 and 2018, respectively.

Information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2020 and 2019 is as follows:

(Dollars in thousands)	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$11,435	$9,416
Interest cost	365	392
Actuarial loss	(54)	99
Assumption changes	1,255	1,769
Benefits paid	(286)	(241)
Benefit obligation at end of year	$12,715	$11,435

Change in plan assets:
Fair value of plan assets at beginning of year	$6,165	$5,238
Actual return on plan assets	511	808
Employer contribution	706	360
Benefits paid	(286)	(241)
Fair value of plan assets at end of year	$7,096	$6,165

Funded status	$(5,619)	$(5,270)
Unrecognized net actuarial loss	6,591	5,883
Prepaid pension cost recognized	$972	$613

Accumulated benefit obligation	$12,715	$11,435

At December 31, 2020, 2019 and 2018, the weighted-average assumptions used to determine the benefit obligation are as follows:

	2020	2019	2018
Discount rate	2.50%	3.24%	4.23%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic pension cost are as follows:

(Dollars in thousands)	2020	2019	2018
Interest cost	$365	$392	$352
Expected return on plan assets	(438)	(407)	(372)
Amortization of net actuarial loss	420	271	306
Net periodic pension cost	$347	$256	$286

For the years December 31, 2020, 2019 and 2018, the weighted-average assumptions used to determine net periodic pension cost are as follows:

	2020	2019	2018
Discount rate	2.50%	3.24%	3.55%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A

The Company’s pension plan asset allocations at December 31, 2020 and 2019 are as follows:

	2020	2019
Plan Assets
Cash	9%	4%
Fixed income	20%	23%
Alternative investments	19%	15%
Domestic equities	27%	33%
Foreign equities	24%	24%
Real estate investment trusts	1%	1%
Total	100%	100%

The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.5 million.

The following table sets forth by level within the fair value hierarchy, as defined in Note 18 – Fair Value Measurements, the Pension Plan’s assets at fair value as of December 31, 2020.

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$639	$—	$—	$639
Fixed income	1,419	—	—	1,419
Alternative investments	—	—	1,348	1,348
Domestic equities	1,916	—	—	1,916
Foreign equities	1,703	—	—	1,703
Real estate investment trusts	—	—	71	71

Total assets at fair value	$5,677	$—	$1,419	$7,096

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 – Fair Value Measurements, the Pension Plan’s assets at fair value as of December 31, 2019.

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

The following table includes the Company's best estimate of the plan contribution for next fiscal year and the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter.

(Dollars in thousands)	Cash Flow
Contributions for the period of January 1, 2021 through December 31, 2021	$199

Estimated future benefit payments reflecting expected future service
2021	$344
2022	$407
2023	$423
2024	$445
2025	$508
2026 through 2030	$2,652

Note 12 – Goodwill and Other Intangible Assets

The table below summarizes the changes in carrying amounts of goodwill and other intangibles, including core deposit intangibles, for the periods presented:

		Intangibles
(Dollars in thousands)	Goodwill	Gross	Accumulated Depreciation	Net
Balance at January 1, 2020	$19,630	$4,226	$(753)	$3,473
Reduction of goodwill and intangibles from sale of branches to Summit	(1,598)	(845)	441	(404)
Intangibles resulting from First State acquisition	—	560	—	560
Reduction of goodwill from ICM transaction	(16,882)	—	—	—
Goodwill resulting from Paladin acquisition	1,200	—	—	—
Amortization expense	—	—	(1,229)	(1,229)
Balance at December 31, 2020	$2,350	$3,941	$(1,541)	$2,400

Balance at January 1, 2019	$18,480	$1,006	$(456)	$550
Goodwill and intangibles resulting from Chartwell acquisition	1,150	3,220	—	3,220
Amortization expense	—	—	(297)	(297)
Balance at December 31, 2019	$19,630	$4,226	$(753)	$3,473

Balance at January 1, 2018	$18,480	$1,006	$(360)	$646
Amortization expense	—	—	(96)	(96)
Balance at December 31, 2018	$18,480	$1,006	$(456)	$550

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. Intangibles represent the core deposit intangibles from the acquisition of First State in 2020 and the intangibles resulting from the Chartwell and Paladin acquisitions. The value of the acquired core deposit relationships was determined using the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The core deposit intangibles were being amortized over a ten-year period using an accelerated method. The intangibles resulting from the Chartwell acquisition are related to their customer relationships, backlog, a trademark and a non-competition agreement. These items are amortized over five years, 5.3 years, 15 years and four years, respectively.

The table below presents estimated amortization expense for the Company’s other intangible assets (dollars in thousands):

2021	$616
2022	616
2023	507
2024	235
2025	47
Thereafter	379
$2,400

The Company’s assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2020 and 2019. The Company has not identified any triggering events since the impairment evaluation that would indicate potential impairment.

Intangibles, including core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

Note 13 – Stock Offerings

In August 2019, the Board of Directors of the Company announced the approval of a stock repurchase program, of which 49,100 shares were repurchased for $0.7 million at an average price of $14.52 per share, between March 2020 and July 2020. In August 2020, the Board of Directors of the Company announced the approval of an extension of the existing stock repurchase program. Under the extended program, the Company is authorized to repurchase up to $5.0 million of its outstanding shares of common stock over the next 12 months or until the aggregate share repurchases are completed, whichever date comes first, on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specified number of shares of its common stock, and it may be discontinued, suspended or restarted at any time at the Company's discretion. From August 2020 through November 2020, the Company purchased an additional 210,824 shares for $3.5 million at an average price of $15.93 per share.

In December 2020, the Company repurchased 536,490 shares of its common stock at a price of $20.25 per share via a modified “Dutch auction” tender offer. Additionally, the Company’s Board of Directors authorized the repurchase from time to time, on or before December 31, 2021, of up to $31.9 million of shares of the Company’s common stock as part of the Company’s stock repurchase program, which repurchases may occur from time to time, on the open market or otherwise, at such prices and upon such terms as the Company may determine and otherwise in accordance with applicable law.

Note 14 – Stock Options and Other Equity Awards

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards and RSUs to selected employees and directors. As of December 31, 2020, the Plan had 3.2 million shares authorized and 569,997 shares remaining available for issuance. To date, the Company has awarded both stock options and RSUs to selected employees and directors.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost the fair value of the instruments on the date of the grant. The amount that the Company recognized in stock-based compensation expense related to the issuance of stock options and RSUs is presented in the following table:

(Dollars in thousands)	2020	2019	2018
Stock Options	$950	$873	$936
RSUs	1,403	886	331
Total Stock-based compensation expense	$2,353	$1,759	$1,267

Proceeds from stock options exercised were $4.5 million, $2.2 million and $2.1 million during 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, certain options were exercised in cashless transactions. Shares were forfeited related to exercise price and related tax obligations and the Company paid tax authorities amounts due resulting in a net cash outflow.

Stock Options

Under the provisions of the Plan, the option price per share shall not be less than the fair market value of the common stock on the date of the grant. Stock options expire ten years from the date of the grant. With the exception of 125,000 shares granted in 2017 that vest in four years and expire in ten years, all options granted vest in five years and expire ten years from the date of the grant.

The following summarizes stock options as of and for the year ended December 31, 2020 and 2019 and the changes for the years then ended:

	2020
	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,593,241	$14.96
Granted	126,250	18.11
Exercised	(305,697)	14.36
Forfeited	(9,750)	16.85
Expired	(7,250)	14.78

Outstanding at end of year	1,396,794	$15.36

Exercisable at end of year	947,988	$14.66

Weighted-average fair value of options granted during 2020		$4.48
Weighted-average fair value of options granted during 2019		$4.22
Weighted-average fair value of options granted during 2018		$5.97

The intrinsic value of options exercised during 2020, 2019 and 2018 was $1.9 million, $1.9 million and $0.9 million, respectively.

The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with the following inputs:

	2020	2019	2018
Average risk-free interest rates	0.66%	2.02%	2.81%
Weighted-average life	seven years	seven years	seven years
Expected volatility	30.9%	21.8%	18.6%
Expected dividend yield	2.20%	0.84%	0.54%

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2020:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life
1,396,794	$15.36	$10.2	5.64	947,988	$14.66	$7.6	4.80

At December 31, 2020, based on stock options outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested stock options was $1.3 million. This cost is expected to be recognized over a weighted-average period of 2.9 years. At December 31, 2020, the fair value of stock options vested during the year was $0.9 million.

Restricted Stock Units

Under the provisions of the Plan, RSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives it according to a vesting plan and distribution schedule after achieving required performance milestones or upon remaining with the Company for a particular length of time. Each RSU that vests entitles the recipient to receive one share of the Company’s common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

The Company granted 153,642 RSUs in 2020, 97,911 of which were time-based awards and 55,731 of which were performance-based awards. Time-based RSUs granted in 2020 vest in five equal installments per year over a five-year period, with the exception of time-based grants to members of the board of directors, which vest over a one-year period. Performance-based RSUs vest in one installment at the end of three years, based on set criteria.

A summary of the activity for the Company’s RSUs for the period indicated is presented in the following table:

	2020
	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	160,758	$16.67
Granted	153,642	13.08
Vested	(53,981)	15.36
Forfeited	(7,383)	16.55
Balance at end of year	253,036	$14.70

Weighted-average fair value of RSUs granted during 2020		$13.08
Weighted-average fair value of RSUs granted during 2019		$15.50
Weighted-average fair value of RSUs granted during 2018		$19.33

At December 31, 2020, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $2.3 million. This cost is expected to be recognized over a weighted-average period of 2.8 years. At December 31, 2020, the fair value of RSU awards vested during the year was $0.8 million.

Note 15 – Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. The Company is exempt from the Federal Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2020 and 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. Both the Company’s and the Bank’s actual capital amounts and ratios are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital (to risk-weighted assets)
Subsidiary Bank	$273,318	15.8%	$138,277	8.0%	$172,846	10.0%
Tier 1 Capital (to risk-weighted assets)
Subsidiary Bank	$251,565	14.6%	$103,708	6.0%	$138,277	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
Subsidiary Bank	$251,565	14.6%	$77,781	4.5%	$112,350	6.5%
Tier 1 Capital (to average assets)
Subsidiary Bank	$251,565	11.0%	$91,269	4.0%	$114,086	5.0%

As of December 31, 2019
Total Capital (to risk-weighted assets)
Subsidiary Bank	$201,672	12.8%	$125,686	8.0%	$157,107	10.0%
Tier 1 Capital (to risk-weighted assets)
Subsidiary Bank	$189,365	12.1%	$94,264	6.0%	$125,686	8.0%
Common Equity Tier 1 Capital (to risk-weighted assets)
Subsidiary Bank	$189,365	12.1%	$70,698	4.5%	$102,120	6.5%
Tier 1 Capital (to average assets)
Subsidiary Bank	$189,365	9.9%	$76,182	4.0%	$95,227	5.0%

Note 16 – Regulatory Restriction on Dividends

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

Note 17 – Fair Value of Financial Instruments

The carrying values and estimated fair values of financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2020
Financial assets:
Cash and cash equivalents	$263,893	$263,893	$263,893	$—	$—
Certificates of deposit with banks	11,803	11,986	—	11,986	—
Securities available-for-sale	410,624	410,624	—	366,945	43,679
Equity securities	27,585	27,585	472	—	27,113
Loans held-for-sale	1,062	1,062	—	1,062	—
Loans	1,427,900	1,434,275	—	—	1,434,275
Mortgage servicing rights	2,942	2,942	—	—	2,942
Interest rate swap	13,822	13,822	—	13,822	—
Accrued interest receivable	7,793	7,793	—	2,770	5,023
Fair value hedge	2,215	2,215	—	2,215	—
Bank-owned life insurance	41,262	41,262	—	41,262	—

Financial liabilities:
Deposits	$1,982,389	$1,964,860	$—	$1,964,860	$—
Repurchase agreements	10,266	10,266	—	10,266	—
Fair value hedge	2,141	2,141	—	2,141	—
Interest rate swap	13,822	13,822	—	13,822	—
Accrued interest payable	572	572	—	572	—
Subordinated debt	43,407	45,536	—	45,536	—

December 31, 2019
Financial assets:
Cash and cash equivalents	$28,002	$28,002	$28,002	$—	$—
Certificates of deposits with banks	12,549	12,586	—	12,586	—
Securities available-for-sale	235,821	235,821	—	198,562	37,259
Equity securities	18,514	18,514	—	—	18,514
Loans held-for-sale	109,788	109,788	—	109,788	—
Loans	1,362,766	1,364,706	—	—	1,364,706
Mortgage servicing rights	348	348	—	—	348
Interest rate lock commitment	1,660	1,660	—	—	1,660
Interest rate swap	5,722	5,722	—	5,722	—
Fair value hedge	1,770	1,770	—	1,770	—
Accrued interest receivable	7,909	7,909	—	1,592	6,317
Bank-owned life insurance	35,374	35,374	—	35,374	—

Financial liabilities:
Deposits	$1,265,042	$1,249,135	$—	$1,249,135	$—
Repurchase agreements	10,172	10,172	—	10,172	—
FHLB and other borrowings	222,885	222,891	—	222,891	—
Mortgage-backed security hedges	186	186	—	186	—
Fair value hedge	1,418	1,418	—	1,418
Interest rate swap	5,722	5,722	—	5,722	—
Accrued interest payable	1,060	1,060	—	1,060	—
Subordinated debt	4,124	4,124	—	4,124	—

Note 18 – Fair Value Measurements

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

Available-for-sale investment securities — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, United States Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2020. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments.

Equity securities — Certain equity securities are recorded at fair value on a nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs.

Loans held-for-sale — The fair value of mortgage loans held-for-sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

Interest rate lock commitment — The Company estimates the fair value of interest rate lock commitments based on the value of the underlying mortgage loan, quoted mortgage-backed security prices and estimates of the fair value of the mortgage servicing rights and the probability that the mortgage loan will fund within the terms of the interest rate lock commitments.

Mortgage-backed security hedges — Mortgage-backed security hedges are considered derivatives and are recorded at fair value based on observable market data of the individual mortgage-backed security.

Interest rate swap — Interest rate swaps are recorded at fair value based on third-party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

Fair value hedge — Treated like an interest rate swap, fair value hedges are recorded at fair value based on third-party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2020 and 2019 by level within the fair value hierarchy.

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$56,992	$—	$56,992
United States sponsored mortgage-backed securities	—	95,769	—	95,769
Municipal securities	—	188,208	43,679	231,887
Other securities	—	18,476	—	18,476
Equity securities	472	—	—	472
Loans held-for-sale	—	1,062	—	1,062
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,215	—	2,215
Liabilities:
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,141	—	2,141

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$51,996	$—	$51,996
United States sponsored mortgage-backed securities	—	58,312	—	58,312
Municipal securities	—	75,833	37,259	113,092
Other securities	—	12,421	—	12,421
Loans held-for-sale	—	109,788	—	109,788
Interest rate lock commitment	—	—	1,660	1,660
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,770	—	1,770
Liabilities:
Interest rate swap	—	5,722	—	5,722
Fair value hedge	—	1,418	—	1,418
Mortgage-backed security hedges	—	186	—	186

The following table represents recurring Level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Equity Securities	Total
Balance at December 31, 2019	$1,660	$37,259	$—	$38,919
Realized and unrealized gains (losses) included in earnings	(1,660)	3	—	(1,657)
Purchase of securities	—	22,228	—	22,228
Maturities/calls	—	(15,778)	—	(15,778)
Unrealized gain included in other comprehensive income (loss)	—	7,119	—	7,119
Unrealized loss included in other comprehensive income (loss)	—	(7,152)	—	(7,152)
Balance at December 31, 2020	$—	$43,679	$—	$43,679

Balance at December 31, 2018	$1,750	$33,122	$300	$35,172
Realized and unrealized losses included in earnings	(90)	—	—	(90)
Purchase of securities	—	842	—	842
Reclassification to nonrecurring assets	—	—	(300)	(300)
Maturities/calls	—	(15,716)	—	(15,716)
Unrealized gain included in other comprehensive income (loss)	—	34,702	—	34,702
Unrealized loss included in other comprehensive income (loss)	—	(15,691)	—	(15,691)
Balance at December 31, 2019	$1,660	$37,259	$—	$38,919

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

Other real estate owned — Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains a current external appraisal.

Other debt securities — Certain debt securities are recorded at fair value on a nonrecurring basis. These other debt securities, which include preferred member interest in an equity method investment, are securities without a readily determinable fair value and are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Equity securities — Certain equity securities are recorded at fair value on a nonrecurring basis. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 are included in the table below:

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,098	$14,098
Other real estate owned	—	—	5,730	5,730
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	27,113	27,113

	December 31, 2019
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$8,909	$8,909
Other real estate owned	—	—	1,397	1,397
Equity securities	—	—	18,514	18,514

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2020 and 2019.

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2020
Nonrecurring measurements:
Impaired loans	$14,098	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$5,730	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$27,113	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities (Local TIF bonds)	$43,679	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2019
Nonrecurring measurements:
Impaired loans	$8,909	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$1,397	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Equity securities	$18,514	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities (Local TIF bonds)	$37,259	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Interest rate lock commitments	$1,660	Pricing model	Pull through rates	77% - 82%
1 Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs which are not identifiable.
2 Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted-average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
3 Fair value determined through independent analysis of liquidity, rating, yield and duration.
4 Appraisals may be adjusted for qualitative factors, such as local economic conditions.

Note 19 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Consolidated Statement of Income Line Item
Available-for-sale securities
Unrealized holding gain (loss)	$914	$(166)	$327	Gain (loss) on sale of available-for-sale securities
	914	(166)	327	Total before tax
	(214)	44	(88)	Income tax expense
	700	(122)	239	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(420)	(271)	(306)	Salaries and employee benefits
	(420)	(271)	(306)	Total before tax
	98	73	83	Income tax expense
	(322)	(198)	(223)	Net of tax
Investment hedge
Carrying value adjustment	473	(44)	—	Interest on investment securities
	473	(44)	—	Total before tax
	(128)	12	—	Income tax expense
	345	(32)	—	Net of tax

Total reclassifications	$723	$(352)	$16

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at January 1, 2020	$2,942	$(4,295)	$32	$(1,321)
Other comprehensive income (loss) before reclassification	5,344	(1,074)	—	4,270
Amounts reclassified from AOCI	(700)	322	(345)	(723)
Net current period OCI	4,644	(752)	(345)	3,547
Balance at December 31, 2020	$7,586	$(5,047)	$(313)	$2,226

Balance at January 1, 2019	$(3,384)	$(3,422)	$—	$(6,806)
Other comprehensive income (loss) before reclassification	6,204	(1,071)	—	5,133
Amounts reclassified from AOCI	122	198	32	352
Net current period OCI	6,326	(873)	32	5,485
Balance at December 31, 2019	$2,942	$(4,295)	$32	$(1,321)

Note 20 – Condensed Financial Statements of Parent Company

Information relative to the parent company’s condensed balance sheets at December 31, 2020 and 2019 and the related condensed statements of income and cash flows for the years ended December 31, 2020, 2019 and 2018 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2020	2019
Assets
Cash	$15,566	$1,058
Investment in subsidiaries	265,679	211,271
Other assets	6,077	6,397
Total assets	$287,322	$218,726

Liabilities and stockholders’ equity
Other liabilities	$4,432	$2,666
Subordinated debt	43,407	4,124
Total liabilities	47,839	6,790

Total stockholders’ equity	239,483	211,936
Total liabilities and stockholders’ equity	$287,322	$218,726

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Income, dividends from Bank subsidiary	$6,688	$6,280	$8,906
Operating expenses	16,804	14,296	13,439
Loss from continuing operations, before income taxes	(10,116)	(8,016)	(4,533)
Income tax benefit - continuing operations	(2,082)	(1,880)	(1,569)
Net loss from continuing operations	(8,034)	(6,136)	(2,964)
Income from discontinued operations, before income taxes	—	575	—
Income tax expense - discontinued operations	—	148	—
Net income from discontinued operations	—	427	—
Equity in undistributed income earnings of subsidiaries	45,445	32,700	14,967
Net income	$37,411	$26,991	$12,003

Preferred dividends	$461	$479	$489
Net income available to common shareholders	$36,950	$26,512	$11,514

Condensed Statements of Cash Flows

(Dollars in thousands)	2020	2019	2018
OPERATING ACTIVITIES
Net income	$37,411	$26,991	$12,003
Equity in undistributed earnings of subsidiaries	(45,445)	(32,700)	(14,967)
Stock-based compensation	2,353	1,759	1,267
Other assets	(2,101)	(4,104)	1,997
Other liabilities	1,767	344	1,311

Net cash from operating activities	(6,015)	(7,710)	1,611

INVESTING ACTIVITIES
Investment in subsidiaries	(2,982)	16,791	(2,194)

Net cash from investing activities	(2,982)	16,791	(2,194)

FINANCING ACTIVITIES
Proceeds from stock issuance	240	1,033	—
AOCI reclassification of pension and available-for-sale investments	—	—	743
Subordinated debt issuance (redemption)	40,000	(12,400)	(35)
Common stock repurchased	(15,746)	—	—
Preferred stock redemption	—	(500)	—
Common stock options exercised	4,464	2,164	2,129
Cash dividends paid on common stock	(4,275)	(2,290)	(1,220)
Cash dividends paid on preferred stock	(461)	(479)	(489)

Net cash from financing activities	24,222	(12,472)	1,128

Net change in cash	15,225	(3,391)	545

Cash at beginning of period	1,058	4,449	3,904

Cash at end of period	$16,283	$1,058	$4,449

Noncash common stock converted from subordinated debt	$—	$1,000	$15,965

Note 21 – Segment Reporting

The Company has identified three reportable segments: CoRe banking; mortgage banking; and financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. The Fintech division, Chartwell and Paladin Fraud reside in the CoRe banking segment. Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage loan origination process. Prior to July 1, 2020, the mortgage banking services were conducted by PMG. In July 2020, the Company announced the completion of PMG’s combination with Intercoastal to form ICM. The Company has recognized its ownership as an equity method investment, initially recorded at fair value. Income related to this equity method investment is included in the Mortgage Banking segment. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$75,812	$6,269	$3	$(1,631)	$80,453
Interest expense	10,400	3,139	261	(2,173)	11,627
Net interest income (loss)	65,412	3,130	(258)	542	68,826
Provision for (recovery of) loan losses	16,649	(70)	—	—	16,579
Net interest income after provision for loan losses	48,763	3,200	(258)	542	52,247

Noninterest Income:
Mortgage fee income	247	33,722	—	(542)	33,427
Other income	30,082	29,768	6,685	(8,125)	58,410
Total noninterest income	30,329	63,490	6,685	(8,667)	91,837

Noninterest Expenses:
Salaries and employee benefits	28,801	21,550	11,278	—	61,629
Other expenses	33,298	5,074	5,265	(8,125)	35,512
Total noninterest expenses	62,099	26,624	16,543	(8,125)	97,141

Income (loss) before income taxes	16,993	40,066	(10,116)	—	46,943
Income tax expense (benefit)	1,752	9,862	(2,082)	—	9,532
Net income (loss)	$15,241	$30,204	$(8,034)	$—	$37,411
Preferred stock dividends	—	—	461	—	461
Net income (loss) available to common shareholders	$15,241	$30,204	$(8,495)	$—	$36,950

Capital Expenditures for the year ended December 31, 2020	$6,439	$99	$77	$—	$6,615
Total Assets as of December 31, 2020	2,343,556	58,140	284,943	(355,163)	2,331,476
Goodwill as of December 31, 2020	2,350	—	—	—	2,350

	2019
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$75,874	$8,342	$13	$(1,868)	$82,361
Interest expense	18,698	6,014	769	(2,520)	22,961
Net interest income	57,176	2,328	(756)	652	59,400
Provision for loan losses	1,622	167	—	—	1,789
Net interest income after provision for loan losses	55,554	2,161	(756)	652	57,611

Noninterest Income:
Mortgage fee income	657	41,040	—	(652)	41,045
Other income	23,033	1,289	6,268	(7,031)	23,559
Total noninterest income	23,690	42,329	6,268	(7,683)	64,604

Noninterest Expenses:
Salaries and employee benefits	19,067	28,432	8,676	—	56,175
Other expenses	25,070	8,136	4,851	(7,031)	31,026
Total noninterest expenses	44,137	36,568	13,527	(7,031)	87,201

Income (loss) from continuing operations, before income taxes	35,107	7,922	(8,015)	—	35,014
Income tax expense (benefit) - continuing operations	8,175	2,155	(1,880)	—	8,450
Net income (loss) from continuing operations	26,932	5,767	(6,135)	—	26,564
Income from discontinued operations, before income taxes	—	—	575	—	575
Income tax expense - discontinued operations	—	—	148	—	148
Net income from discontinued operations	—	—	427	—	427
Net income (loss)	26,932	5,767	(5,708)	—	26,991
Preferred stock dividends	—	—	479	—	479
Net income (loss) available to common shareholders	$26,932	$5,767	$(6,187)	$—	$26,512

Capital Expenditures for the year ended December 31, 2019	$1,438	$112	$492	$—	$2,042
Total Assets as of December 31, 2019	1,953,975	248,382	216,411	(474,564)	1,944,114
Goodwill as of December 31, 2019	2,748	16,882	—	—	19,630

	2018
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$63,762	$6,667	$5	$(674)	$69,760
Interest expense	13,667	4,085	1,756	(1,802)	17,706
Net interest income	50,095	2,582	(1,751)	1,128	52,054
Provision for loan losses	2,386	54	—	—	2,440
Net interest income after provision for loan losses	47,709	2,528	(1,751)	1,128	49,614

Noninterest Income:
Mortgage fee income	585	32,880	—	(1,128)	32,337
Other income	6,479	(243)	6,411	(6,344)	6,303
Total noninterest income	7,064	32,637	6,411	(7,472)	38,640

Noninterest Expenses:
Salaries and employee benefits	14,924	23,927	7,373	—	46,224
Other expenses	20,081	8,608	4,309	(6,344)	26,654
Total noninterest expenses	35,005	32,535	11,682	(6,344)	72,878

Income (loss) before income taxes	19,768	2,630	(7,022)	—	15,376
Income tax expense (benefit)	4,265	677	(1,569)	—	3,373
Net income (loss)	$15,503	$1,953	$(5,453)	$—	$12,003
Preferred stock dividends	—	—	489	—	489
Net income (loss) available to common shareholders	$15,503	$1,953	$(5,942)	$—	$11,514

Capital Expenditures for the year ended December 31, 2018	$2,284	$272	$137	$—	$2,693

Note 22 – Quarterly Financial Data (Unaudited)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2020
First quarter	$20,699	$16,171	$1,227	$1,048	$0.08	$0.08
Second quarter	21,774	18,458	24,042	18,034	1.50	1.49
Third quarter	18,627	16,510	8,512	6,491	0.53	0.53
Fourth quarter	19,353	17,687	13,162	11,838	1.00	0.97

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2019
First quarter	$19,623	$13,972	$3,989	$3,192	$0.26	$0.26
Second quarter	20,470	14,529	20,526	15,377	1.31	1.18
Third quarter	21,038	15,034	5,668	4,327	0.36	0.35
Fourth quarter	21,230	15,865	5,406	4,095	0.34	0.32

Note 24 – Acquisitions and Divestitures

The First State Bank Acquisition

In April 2020, the Bank entered into a Purchase and Assumption Agreement with the FDIC, as receiver for First State, providing for the assumption by the Bank of certain liabilities and the purchase by the Bank of certain assets of First State. This was deemed to be a strategic opportunity to acquire deposits and certain assets of an institution that operated in counties contiguous to the Company's Southern WV market and further solidified the strategy for growth within core commercial markets. The Company has accounted for this acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations, whereby the assets acquired and liabilities assumed were recorded by the Company at their estimated fair values as of their acquisition date. Fair value estimates were based on management's acceptance of a fair market valuation analysis performed by an independent third-party firm.

In first quarter 2020, the Bank submitted a bid to the FDIC which included a bid based upon acquiring loans at a discounted amount, and also assuming the deposits of First State with no deposit premium. The Bank was notified that it was the winning bidder in the process, and the net asset discount accepted by the FDIC was $33.2 million. Immediately after the closing of this transaction, the FDIC remitted these funds to the Bank. As part of this transaction, the Bank acquired three branch locations for aggregate consideration of approximately $1.5 million. Also included was other real estate owned (“OREO”) at 46.5% of the book value, along with deposits with an aggregate value of approximately $140.0 million, cash and investment securities of $37.0 million and loans with a book value of $83.5 million. Net proceeds received from the FDIC for the transaction were $39.6 million.

Management made significant estimates and exercised significant judgement in accounting for the acquisition of First State. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for the acquired loans. Premises and equipment was valued based on recent appraised values. Management used quoted or current market prices to determine the fair value of investment securities. These values are subject to change based on continued evaluations of appraisals and other loan-related assumptions.

The statement of net assets acquired and the resulting bargain purchase gain recorded is presented in the following tables. As explained in the notes that accompany the following table, the assets acquired and liabilities assumed were recorded at the acquisition date fair value.

(Dollars in thousands)	As recorded by The First State Bank	Fair Value Adjustments		As recorded by MVB
Assets
Cash and cash equivalents	$26,053	$—		$26,053
Investment securities - available-for-sale, at fair value	10,964	—		10,964
Loans	83,514	(22,861)	(a)	60,653
OREO	22,610	(10,520)	(b)	12,090
Premises and equipment, net	1,582	(12)	(c)	1,570
Accrued interest receivable and other assets	2,234	211	(d)	2,445
Total Assets	$146,957	$(33,182)		$113,775

Liabilities
Deposits - transaction accounts	$70,931	$—		$70,931
Deposits - certificates of deposit	69,029	2,560	(e)	71,589
Total deposits	139,960	2,560		142,520
FHLB and other borrowings	5,800	—		5,800
Accrued interest payable and other liabilities	411	—		411
Total Liabilities	$146,171	$2,560		$148,731

Net identifiable assets acquired over/(under) liabilities assumed	$786	$(35,742)		$(34,956)

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

The following table summarizes the assets acquired and liabilities assumed in the First State acquisition as of the acquisition date, and the pre-tax bargain purchase gain of $4.7 million recognized on the transaction, which is included in gains on acquisition and divestiture activity in the consolidated statements of income.

(Dollars in thousands)
Assets acquired at fair value:
Cash and cash equivalents	$26,053
Investment securities - available-for-sale, at fair value	10,964
Loans	60,653
OREO	12,090
Premises and equipment, net	1,570
Accrued interest receivable and other assets	2,445
Total fair value of assets acquired	$113,775

Liabilities assumed at fair value:
Deposits	$142,520
FHLB and other borrowings	5,800
Accrued interest payable and other liabilities	411
Total fair value of liabilities acquired	$148,731

Net assets assumed at fair value		$(34,956)
Transaction cash consideration received from the FDIC		39,627
Bargain purchase gain, before tax		$4,671

Acquired Loans

The following table outlines the contractually required payments receivable, cash flows the Company expects to receive, non-accretable credit adjustments and the accretable yield for all First State loans as of the acquisition date:

(Dollars in thousands)	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected to be Collected	Accretable FMV Adjustments	Carrying Value of Loans Receivable
PCI loans	$86,823	$24,842	$61,981	$11,746	$50,235
Purchased performing loans	12,818	2,561	10,257	1,817	8,440
Other purchased loans	1,978	—	1,978	—	1,978
Total	$101,619	$27,403	$74,216	$13,563	$60,653

The Company recorded all loans acquired at the estimated fair value on the purchase date, with no carryover of the related allowance for loan losses. On the acquisition date, the Company segmented the loan portfolio into six loan pools: performing commercial, performing commercial real estate, performing consumer and residential real estate, classified commercial, classified commercial real estate and classified consumer and residential real estate. Of the 934 loans acquired, 663 were determined to be of deteriorated credit and were accounted for under ASC 310-30 as PCI loans. The 271 remaining loans acquired were accounted for under ASC 310-20 as purchased performing loans. Other purchased loans include premium finance loans, credit cards and overdrawn escrow accounts.

The Company had an independent third-party determine the net discounted value of cash flows on approximately 718 performing loans totaling $39.5 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures and remaining balances. These performing loans were segmented into pools based on loan and payment type and in some cases, risk grade.

The Company established a credit risk-related non-accretable difference of $24.8 million relating to these acquired, credit-impaired loans, reflected in the recorded net fair value. It further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount adjustment of $11.7 million at acquisition relating to these impaired loans.

The following table discloses the impact of the acquisition of First State from the acquisition date through December 31, 2020. This table also presents certain pro forma information (net interest income and noninterest income and net income) as of the First State acquisition had occurred on January 1, 2019. The pro forma financial information is not necessarily indicative of the results of operations had the acquisitions been effective as of these dates.

Deal-related costs from the First State acquisition of $1.2 million have been excluded from the 12 month period of 2020 pro forma information presented below and included in the 12 month period of 2019 pro forma information below. The actual results and pro forma information were as follows:

	Year Ended December 31,
(Dollars in thousands)	Revenue	Net Income
2020:
Actual First State results included in consolidated statement of income since acquisition date	$8,793	$3,351
Supplemental consolidated pro forma as if First State had been acquired January 1, 2019	$157,180	$34,522

2019:
Supplemental consolidated pro forma as if First State had been acquired January 1, 2019	$133,429	$29,290

Paladin, LLC Acquisition

In April 2020, Paladin Fraud, LLC, a newly-formed West Virginia limited liability company and wholly-owned subsidiary of MVB Bank, entered into an Asset Purchase Agreement by and among Paladin Fraud, Paladin, LLC, a Washington limited liability company, James Houlihan and Jamon Whitehead. Pursuant to the Purchase Agreement, Paladin Fraud acquired substantially all of the assets and certain liabilities of Paladin and the purchase price of the transaction consisted of 19,278 unregistered shares of MVB common stock and an undisclosed amount of cash. Paladin is a respected leader in the fraud prevention industry and has formed a specialty niche that aligns well with the MVB as a preferred bank for Fintech companies.

Divestiture of Four Eastern Panhandle, WV Branches

In November 2019, the Company entered into a Purchase and Assumption Agreement with Summit, pursuant to which Summit purchased certain assets and assumed certain liabilities of three Bank branch locations in Berkeley County, WV and one Bank branch location in Jefferson County, WV. Upon closing, Summit assumed $188.1 million in deposits and acquired $36.8 million in loans, as well as cash, real property, personal property and other fixed assets. The Company recognized a gain of $9.6 million related to this transaction and was recorded in noninterest income for the in 2020. The completion of this sale resulted in the Company exiting the Eastern Panhandle, WV market. The Company closed this transaction in April 2020, and as such, no assets or liabilities of branches are classified as held-for-sale as of December 31, 2020. The Company recognized a gain on sale of banking centers of $9.6 million, which is included in gains on acquisition and divestiture activity.

Assets to be acquired and liabilities to be assumed that were classified as held-for-sale as of December 31, 2019 are summarized as follows:

(Dollars in thousands)	As of December 31, 2019,
Loans	$42,916
Premises and equipment, net	3,638
Assets of branches held-for-sale	$46,554

Noninterest-bearing deposits	$19,251
Interest-bearing deposits	169,019
Deposits of branches held-for-sale	$188,270

Combination with Intercoastal

In July 2020, the Company completed the combination with Intercoastal to form ICM. The Bank contributed certain of its assets and in exchange received common units representing 47% of the common interest of ICM, as well as $7.5 million in preferred units. The Company has recognized its ownership as an equity method investment, initially recorded at fair value. The Company recognized a gain on this transaction of $3.3 million, which is included in gains on acquisition and divestiture activity.

Acquisition of Grand Software

In August 2020, MVB Technology, LLC, a newly formed West Virginia limited liability company and wholly-owned subsidiary of the Bank, entered into an Asset Purchase Agreement with Invest Forward, Inc., a Delaware corporation doing business as Grand. Pursuant to the Purchase Agreement, MVB Technology acquired the assets of Grand. The purchase price of the transaction consisted of cash totaling $1.0 million, plus the conversion of MVB’s note with Invest Forward. As of December 31, 2020, the assets acquired were recorded in premises and equipment with a balance of $1.3 million.

Note 25 – Subsequent Event

In January 2021, the Company redeemed all of its outstanding shares of series B convertible noncumulative perpetual preferred stock, par value $1.00 per share, with a liquidation preference of $1,000 per share and all of its outstanding shares of series C convertible noncumulative perpetual preferred stock, par value $1.00 per share, with a liquidation preference of $1,000 per share, at a redemption price per share equal to $10,000, plus declared and unpaid dividends of $46.03 per share of series B preferred stock, and $49.86 per share of series C preferred stock. Upon redemption, the Preferred Stock was no longer outstanding and all rights with respect to such stock ceased and terminated, except the right to payment of the redemption price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the Company carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

As permitted by SEC guidance, management excluded from its assessment the operations of the First State Bank acquisition made during 2020, which is described in Note 24 – Acquisitions and Divestitures accompanying the consolidated financial statements included elsewhere in this report. Total assets of First State Bank constituted two percent of total assets and five percent of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Such exclusion was in accordance with the SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal controls over financial reporting, providing the acquisition took place within twelve months of management’s evaluation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of the Company's internal control over financial reporting, which report is included in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Date:	March 9, 2021	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	March 9, 2021	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2020. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2020. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is disclosed below) pursuant to General Instruction G(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2020. The applicable information appearing in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	947,988	$14.66	569,997
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	947,988	$14.66	569,997

During 2020, 305,697 stock options under the Company’s equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2020. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as the Company will file with the SEC its definitive Proxy Statement not later than 120 days after December 31, 2020. The applicable information appearing in the Proxy Statement is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures.

(a)(1)	Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on Internal Control over Financial Reporting
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
Management’s Annual Report on Internal Control over Financial Reporting

(b)	Exhibits
Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, please refer to the “Exhibit Index” below. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
2.1
Purchase and Assumption Agreement Whole Bank All Deposits, among the Federal Deposit Insurance Corporation, receiver of The First State Bank, Barboursville, West Virginia, the Federal Deposit Insurance Corporation and MVB Bank, Inc., dated as of April 3, 2020
Form 8-K, File No. 000-50567, filed April 3, 2020, and incorporated by reference herein
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 333-228688, filed December 6, 2018, and incorporated by reference herein
4.2	Form of Subscription Rights Certificate	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
4.3	Description of Securities	Filed herewith
10.1†	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.2†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Employment Agreement of Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 1, 2021, and incorporated by reference herein
10.6†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed March 1, 2021, and incorporated by reference herein
10.7†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.8†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.9†	Third Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc.	Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
10.10†	Fourth Addendum to the Employment Agreement with MVB Financial Corp. and MVB Bank, Inc. and H. Edward Dean, III, President and Chief Executive Officer of Potomac Mortgage Group, Inc.	Quarterly Report on Form 10-Q, File No. 000-50567, filed July 31, 2017, and incorporated by reference herein
10.11†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
10.12	Purchase and Assumption Agreement, dated November 21, 2019, by and between MVB Bank and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed November 22, 2019, and incorporated by reference herein
10.13	Subordinated Note Purchase Agreement, dated November 30, 2020, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed November 30, 2020, and incorporated by reference herein
10.14	Agreement, dated March 2, 2020, by and between the Bank, PMG, Intercoastal, H. Edward Dean, III, Tom Pyne, and Peter Cameron	Form 8-K, File No. 000-50567, filed March 3, 2020, and incorporated by reference herein
21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

MVB Financial Corp.

Date:	March 9, 2021	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Know all persons by the presents, that each person whose signature appears below constitutes and appoints Larry F. Mazza and/or Donald T. Robinson, and either of them, as attorney-in-fact, with each having the power of substitution, for him or her in any and all capacities, to sign in his or her name and on his or her behalf, any amendment to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry F. Mazza	Date:	March 9, 2021
Larry F. Mazza, President, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 9, 2021
Donald T. Robinson, Executive Vice President and CFO
(Principal Financial and Accounting Officer)

/s/ David B. Alvarez	Date:	March 9, 2021
David B. Alvarez, Chairman

/s/ W. Marston Becker	Date:	March 9, 2021
W. Marston Becker, Director

/s/ John W. Ebert	Date:	March 9, 2021
John W. Ebert, Director

/s/ Daniel W. Holt	Date:	March 9, 2021
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	March 9, 2021
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	March 9, 2021
Kelly R. Nelson, Director

/s/ J. Christopher Pallotta	Date:	March 9, 2021
J. Christopher Pallotta, Director

/s/ Anna J. Sainsbury	Date:	March 9, 2021
Anna J. Sainsbury, Director

/s/ Cheryl D. Spielman	Date:	March 9, 2021
Cheryl D. Spielman, Director