Form 10-Q
period 2021-03-31
MVB FINANCIAL CORP
filed 2021-05-03
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number: 001-38314

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of April 30, 2021, the Registrant had 11,622,335 shares of common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively, “we,” “our,” or “us”), including the Bank, and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company's view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in the Management’s Discussion and Analysis section. Factors that might cause such differences include, but are not limited to:

●
the length, severity, magnitude and duration of the Coronavirus Disease (“COVID-19”) pandemic and the direct and indirect impacts of the COVID-19 pandemic, including its impact on the Company’s financial condition and business operations;

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to recent investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks associated with the Company's business;
●	changes in local, national and international political and economic conditions, including without limitation, changes in the political and economic climate, economic conditions and other major developments, including wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	unanticipated changes in the Company's liquidity position, including but not limited to changes in access to sources of liquidity and capital to address its liquidity needs;
●	changes in interest rates;
●	the quality and composition of the loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the discontinued use of the London Inter-bank Offered Rate (“LIBOR”) and the transition to an alternative rate;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, cyber-security, technological changes, vendor problems, business interruptions and fraud risk;
●	failure or circumvention of internal controls;
●	legislation or regulatory changes which adversely affect operations or business, including changes to address the impact of COVID-19 through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic; and

●
ability to comply with applicable laws and regulations; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of future adoption of new Current Expected Credit Losses (“CECL”) standard; and

●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.
●	other risks and uncertainties detailed in Part I, Item 1A, Risk Factors, in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Certain risk factors that might cause actual results to differ materially from those presented are more fully described in the 2020 Form 10-K, filed with the SEC on March 9, 2021, within Part I, Item 1A, Risk Factors, and from time to time, in other filings with the Securities and Exchange Commission (“SEC”). Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$19,603	$19,110
Interest-bearing balances with banks	320,013	244,783
Total cash and cash equivalents	339,616	263,893
Certificates of deposit with banks	11,803	11,803
Investment securities available-for-sale	423,122	410,624
Equity securities	28,200	27,585
Loans held-for-sale	—	1,062
Loans receivable	1,694,385	1,453,744
Allowance for loan losses	(26,214)	(25,844)
Loans receivable, net	1,668,171	1,427,900
Premises and equipment, net	27,290	26,203
Bank-owned life insurance	41,512	41,262
Equity method investment	39,883	46,494
Accrued interest receivable and other assets	64,142	72,300
Goodwill	2,350	2,350
TOTAL ASSETS	$2,646,089	$2,331,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$837,221	$715,791
Interest-bearing	1,379,332	1,266,598
Total deposits	2,216,553	1,982,389
Accrued interest payable and other liabilities	36,612	55,931
Repurchase agreements	10,613	10,266
FHLB and other borrowings	102,185	—
Subordinated debt	43,443	43,407
Total liabilities	2,409,406	2,091,993

STOCKHOLDERS’ EQUITY
Preferred stock - par value $1,000; 20,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and 733 shares issued and outstanding as December 31, 2020	—	7,334
Common stock - par value $1; 20,000,000 shares authorized; 12,438,061 and 11,590,045 shares issued and outstanding, respectively, as of March 31, 2021 and 12,374,322 and 11,526,306 shares issued and outstanding, respectively, as of December 31, 2020	12,438	12,374
Additional paid-in capital	130,337	129,119
Retained earnings	112,068	105,171
Accumulated other comprehensive income (loss)	(1,892)	2,226
Treasury stock - 848,016 shares as of March 31, 2021 and December 31, 2020, at cost	(16,741)	(16,741)
Total equity attributable to parent	236,210	239,483
Noncontrolling interest	473	—
Total stockholders' equity	236,683	239,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,646,089	$2,331,476

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31
	2021	2020
INTEREST INCOME
Interest and fees on loans	$16,892	$18,939
Interest on deposits with banks	122	111
Interest on investment securities	631	666
Interest on tax-exempt loans and securities	1,418	983
Total interest income	19,063	20,699

INTEREST EXPENSE
Interest on deposits	1,048	3,910
Interest on short-term borrowings	44	583
Interest on subordinated debt	466	35
Total interest expense	1,558	4,528

NET INTEREST INCOME	17,505	16,171
Provision for loan losses	618	1,138
Net interest income after provision for loan losses	16,887	15,033

NONINTEREST INCOME
Payment card and service charge income	1,493	550
Mortgage fee income	—	11,219
Insurance and investment services income	224	207
Gain on sale of available-for-sale securities, net	1,143	276
Loss on derivatives, net	—	(3,562)
Holding gain on equity securities, net	515	14
Compliance consulting income	1,281	1,009
Equity method investment income	6,469	—
Other operating income	1,333	1,137
Total noninterest income	12,458	10,850

NONINTEREST EXPENSES
Salaries and employee benefits	11,911	16,182
Occupancy expense	1,158	1,220
Equipment depreciation and maintenance	1,041	877
Data processing and communications	909	1,163
Mortgage processing	—	851
Marketing, contributions and sponsorships	65	336
Professional fees	1,742	1,331
Insurance, tax and assessment expense	538	464
Travel, entertainment, dues and subscriptions	884	1,218
Other operating expenses	870	1,014
Total noninterest expense	19,118	24,656
Income before income taxes	10,227	1,227
Income tax expense	2,169	179
Net income before noncontrolling interest	8,058	1,048
Net loss attributable to noncontrolling interest	27	—
Net income attributable to parent	8,085	1,048
Preferred dividends	35	114
Net income available to common shareholders	$8,050	$934

Earnings per common shareholder - basic	$0.70	$0.08
Earnings per common shareholder - diluted	$0.66	$0.08
Weighted-average shares outstanding - basic	11,530,279	11,942,767
Weighted-average shares outstanding - diluted	12,286,731	12,298,092

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31
	2021	2020
Net income	$8,058	$1,048

Other comprehensive loss:

Unrealized holding gain (loss) on securities available-for-sale	(6,331)	1,414
Income tax effect	1,483	(382)

Reclassification adjustment for gain recognized in income	(1,143)	(276)
Income tax effect	268	75

Change in defined benefit pension plan	1,705	(706)
Income tax effect	(399)	190

Reclassification adjustment for amortization of net actuarial loss recognized in income	127	105
Income tax effect	(30)	(28)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	264	(1,793)
Income tax effect	(62)	484

Total other comprehensive loss	(4,118)	(917)

Comprehensive loss attributable to noncontrolling interest	27	—

Comprehensive income	$3,967	$131

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred stock			Common stock			Additional paid-in capital		Retained earnings		Accumulated other comprehensive income (loss)		Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest		Total stockholders' equity
	Shares	Amount		Shares	Amount								Shares	Amount
Balance at December 31, 2020	733	$7,334		12,374,322	$12,374		$129,119		$105,171		$2,226		848,016	$(16,741)	$239,483	$—		$239,483

Net income	—	—		—	—		—		8,085		—		—	—	8,085	(27)		8,058
Other comprehensive loss	—	—		—	—		—		—		(4,118)		—	—	(4,118)	—		(4,118)
Dividends on common stock ($0.10 per share)	—	—		—	—		—		(1,153)		—		—	—	(1,153)	—		(1,153)
Dividends on preferred stock	—	—		—	—		—		(35)		—		—	—	(35)	—		(35)
Stock-based compensation	—	—		—	—		592		—		—		—	—	592	—		592
Redemption of preferred stock	(733)	(7,334)		—	—		—		—		—		—	—	(7,334)	—		(7,334)
Common stock options exercised	—	—		52,584	53		637		—		—		—	—	690	—		690
Restricted stock units issued	—	—		11,155	11		(11)		—		—		—	—	—	—		—
Noncontrolling interests due to acquisition	—	—		—	—		—		—		—		—	—	—	500		500
Balance at March 31, 2021	—	$—		12,438,061	$12,438		$130,337		$112,068		$(1,892)		848,016	$(16,741)	$236,210	$473		$236,683

Balance at December 31, 2019	733	$7,334		11,995,366	$11,995		$122,516		$72,496		$(1,321)		51,077	$(1,084)	$211,936	$—		$211,936

Net income	—	—		—	—		—		1,048		—		—	—	1,048	—		1,048
Other comprehensive loss	—	—		—	—		—		—		(917)		—	—	(917)	—		(917)
Dividends on common stock ($0.09 per share)	—	—		—	—		—		(1,076)		—		—	—	(1,076)	—		(1,076)
Dividends on preferred stock	—	—		—	—		—		(114)		—		—	—	(114)	—		(114)
Stock-based compensation	—	—		—	—		498		—		—		—	—	498	—		498
Common stock options exercised	—	—		2,500	3		35		—		—		—	—	38	—		38
Common stock repurchased	—	—		—	—		—		—		—		16,300	(260)	(260)	—		(260)
Balance at March 31, 2020	733	$7,334	$—	11,997,866	$11,998	$—	$123,049	$—	$72,354	$—	$(2,238)	$—	67,377	$(1,344)	$211,153	$—	$0	$211,153

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$8,058	$1,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization and accretion of investments	898	302
Net amortization of deferred loan costs	669	114
Provision for loan losses	618	1,138
Depreciation and amortization	1,003	908
Stock-based compensation	592	498
Loans originated for sale	—	(484,989)
Proceeds of loans sold	1,062	419,868
Holding gain on equity securities	(515)	(14)
Mortgage fee income	—	(11,219)
Gain on sale of available-for-sale securities	(1,156)	(276)
Loss on sale of available-for-sale securities	13	—
Gain on sale of portfolio loans	—	(130)
Income on bank-owned life insurance	(249)	(223)
Deferred income taxes	(1,036)	(929)
Equity method investment income	(6,469)	—
Return on equity method investment	13,080	—
Other assets	10,768	(18,831)
Other liabilities	(17,120)	14,116
Net cash from operating activities	10,216	(78,619)
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(74,714)	(16,325)
Maturities/paydowns of available-for-sale investment securities	13,674	18,990
Sales of available-for-sale investment securities	41,037	10,318
Purchases of premises and equipment	(1,436)	(1,384)
Loans, net	(241,558)	(16,063)
Purchases of restricted bank stock	(295)	(7,439)
Redemptions of restricted bank stock	—	13,414
Proceeds from sale of other real estate owned	—	52
Purchase of bank-owned life insurance	(1)	—
Purchase of equity securities	(100)	(498)
Net cash from investing activities	(263,393)	1,065
FINANCING ACTIVITIES
Deposits, net	234,164	332,734
Repurchase agreements, net	347	(826)
FHLB and other borrowings, net	102,185	(192,070)
Payment of subordinated debt issuance costs	36	—
Preferred stock redemption	(7,334)	—
Common stock repurchased	—	(260)
Common stock options exercised	690	38
Cash dividends paid on common stock	(1,153)	(1,076)
Cash dividends paid on preferred stock	(35)	(114)
Net cash from financing activities	328,900	138,426
Increase in cash and cash equivalents	75,723	60,872
Cash and cash equivalents, beginning of period	263,893	28,002
Cash and cash equivalents, end of period	$339,616	$88,874

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$1,261	$5,511

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interest at acquisition date	$500	$—
Loans transferred to other real estate owned	—	23
Employee stock-based compensation tax withholding obligations	—	35
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. (“MVB” or the “Company”) is a financial holding company organized as a West Virginia corporation that operates principally through its wholly owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell”, which began doing business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Technology, LLC (“MVB Technology”). The Company also owns a minority interest in Intercoastal Mortgage Company, LLC (“ICM”) and the Bank owns a majority interest in Flexia Payments, LLC (“Flexia”)

The Company conducts a wide range of business activities, primarily commercial and retail (“CoRe”) banking. The Company also continues to be involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech related companies. The Company considers Fintech companies as those entities that use technology to electronically move funds.

COVID-19 Pandemic

Throughout 2020 and into 2021, economies throughout the world have been severely disrupted as a result of the outbreak of COVID-19. The outbreak and any preventative or protective actions that the Company or its clients may take in respect of this virus may result in a period of disruption, including the Company’s financial reporting capabilities, its operations generally and could potentially impact the Company’s clients, providers and third parties. The extent to which the COVID-19 pandemic impacts the Company’s future operating results will depend on future developments, which are highly uncertain and cannot be predicted.

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, its subsidiary, the Bank and the Bank’s subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, practices in the banking industry and with instructions to Form 10-Q. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements included in the Company's Annual Report on Form 10-K for the 2020 Form 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

In February 2021, the Bank entered into an agreement to acquire an 80% interest in Flexia. Flexia owns a license for technology which allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card, allowing them for non-cash transactions at participating casinos in the United States and Canada. Although the Company owns, through its subsidiary, the Bank, an 80% interest in Flexia, the Company is required to consolidate 100% of Flexia within the consolidated financial statements. The remaining 20% is accounted for separately as noncontrolling interests within the consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of Flexia.

In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period. Estimates are based on known facts and circumstances and actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses (“ALL”), purchased credit impaired loans (“PCI loans”), derivative instruments, goodwill and deferred tax assets and liabilities.

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For these investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of March 31, 2021, the Company holds one equity method investment.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Form 10-K.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. PCI loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies until January 2023. The Company expects to recognize a one-time cumulative effect adjustment to the ALL as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, the Company has formed a cross-functional implementation team. The team is working to develop an implementation plan which will include assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The Company is also in the process of implementing a third-party vendor solution to assist it in the application of this standard. The adoption of this standard could result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of its loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirement for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The updates in this ASU are part of the disclosure framework project ASU 2018-14 and modify the disclosure requirements under Accounting Standards Codification (“ASC”) 715-20 for employers that sponsor defined benefit pension or other postretirement plans. Those modifications include the removal and addition of disclosure requirements as well as clarifying specific disclosure requirements. The ASU removed the following disclosures: 1) the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year; 2) the amount and timing of plan assets expected to be returned to the employer; 3) the disclosures related to the June 2001 amendments to the Japanese Welfare Pension Insurance Law; 4) related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan; 5) for nonpublic entities, the reconciliation of the opening balances to the closing balances of plan assets measured on a recurring basis in Level 3 of the fair value hierarchy; however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and 6) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: 1) the weighted-

average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 is effective for public business entities for fiscal years ending after December 15, 2020. As ASU 2018-14 revises disclosure requirements. As ASU 2018-04 only revises disclosure requirements, the adoption did not have a material impact on the Company's interim consolidated financial statements. The Company's year-end disclosures will be revised to comply with the new requirements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives, including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments were effective for the Company beginning January 1, 2021 and did not have a material effect on its consolidated financial statements.

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

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods indicated:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$48,483	$446	$(825)	$48,104
United States sponsored mortgage-backed securities	90,076	428	(1,297)	89,207
United States treasury securities	56,953	97	(80)	56,970
Municipal securities	206,135	4,607	(1,008)	209,734
Other debt securities	7,500	—	—	7,500
Total debt securities	409,147	5,578	(3,210)	411,515
Other securities	11,543	109	(45)	11,607
Total investment securities available-for-sale	$420,690	$5,687	$(3,255)	$423,122

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$56,207	$995	$(210)	$56,992
United States sponsored mortgage-backed securities	94,968	972	(171)	95,769
Municipal securities	223,642	8,327	(82)	231,887
Other debt securities	7,500	—	—	7,500
Total debt securities	382,317	10,294	(463)	392,148
Other securities	18,401	146	(71)	18,476
Total investment securities available-for-sale	$400,718	$10,440	$(534)	$410,624

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period indicated:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
After one year, but within five years	62,819	63,045
After five years, but within ten years	37,397	37,427
After ten years	308,931	311,043
Total	$409,147	$411,515

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $239.4 million and $229.4 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve Discount Window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of March 31, 2021, the details of which are included in the following table. Although these securities, if sold at March 31, 2021, would result in a pretax loss of $3.3 million, the Company has no intent to sell the applicable securities at such fair values, and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2021, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current decline in fair value.

The following tables presents investments in an unrealized loss position as of the periods indicated:

	March 31, 2021
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (28)	$23,502	$(705)	$11,617	$(120)
United States sponsored mortgage-backed securities (21)	68,695	(1,287)	2,005	(10)
United States treasury securities (9)	35,568	(80)	—	—
Municipal securities (86)	73,445	(952)	2,049	(56)
Other securities (3)	1,957	(43)	1,013	(2)
	$203,167	$(3,067)	$16,684	$(188)

	December 31, 2020
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (27)	$19,021	$(68)	$12,574	$(142)
United States sponsored mortgage-backed securities (9)	15,331	(155)	3,349	(16)
Municipal securities (14)	11,856	(82)	—	—
Other securities (5)	3,947	(71)	—	—
	$50,155	$(376)	$15,923	$(158)

The following table summarizes investment sales and related gains and losses for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Sales of available-for-sale investments	$41,037	$10,318
Gains, gross	1,156	276
Losses, gross	13	—

For the three months ended March 31, 2021 and 2020, the Company sold no equity investments.

For the three months ended March 31, 2021, the Company recognized unrealized holding gains on equity securities of $0.5 million which are included in noninterest income. Unrealized holding gains on equity securities for the three months ended March 31, 2020 were not material.

Qualified Affordable Housing Projects

The Company has invested, as a limited partner, in three Section 42 affordable housing investment funds. In exchange for these investments, the Company receives its pro rata share of income, expense, gains and losses, including tax credits, that are received by the projects. As of March 31, 2021 and December 31, 2020, the Company has recognized, as an investment, $2.7 million and $2.8 million in the aggregate between the three affordable housing investment funds and has recognized cumulative losses of $1.3 million and $1.2 million from these funds as of March 31, 2021 and December 31, 2020, respectively.

Note 3 – Loans and Allowance for Loan Losses

Prior to the ICM transaction, the Company routinely generated one to four family mortgages for sale into the secondary market. During the three months ended March 31, 2020, the Company received sales proceeds of $419.9 million, resulting in mortgage fee income of $11.2 million.

The following table presents the components of loans as of the periods indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and non-residential real estate	$1,353,339	$1,141,114
Residential real estate	275,710	240,264
Home equity	28,843	30,828
Consumer	3,149	3,156
Total	1,661,041	1,415,362
Purchased credit impaired loans:
Commercial and non-residential real estate	19,834	21,008
Residential real estate	14,306	16,943
Consumer	1,284	1,488
Total purchased credit impaired loans	35,424	39,439
Total Loans	$1,696,465	$1,454,801
Deferred loan origination costs and (fees), net	(2,080)	(1,057)
Loans receivable	$1,694,385	$1,453,744

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

Commercial Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans –This segment includes the loan originated through the recently created SBA PPP loans. Credit risk is heightened as this SBA program mandates that these loans require no collateral and no guarantors of the loans. However, the loans are backed by a full guaranty of the SBA, so long as the loans were originated in accordance with the program guidelines. Additionally, these loans are eligible for full forgiveness by the SBA so long as the borrowers comply with the program guidelines as it pertains to their eligibility to borrow these funds, as well as their use of the funds.

Residential mortgage loans – This residential real estate subsegment contains permanent and construction mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the borrower’s, and where applicable the builder's, continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

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

The following table presents impaired loans by class, excluding PCI loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods indicated:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2021
Commercial
Commercial business	$3,504	$741	$3,824	$7,328	$8,770
Commercial real estate	767	267	956	1,723	1,877
Acquisition and development	—	—	2,035	2,035	3,441
Total commercial	4,271	1,008	6,815	11,086	14,088
Residential	—	—	1,927	1,927	2,160
Home equity	—	—	95	95	95
Consumer	—	—	3	3	3
Total impaired loans	$4,271	$1,008	$8,840	$13,111	$16,346

December 31, 2020
Commercial
Commercial business	$3,431	$1,032	$5,653	$9,084	$10,440
Commercial real estate	772	264	944	1,716	1,864
Acquisition and development	—	—	2,534	2,534	3,939
Total commercial	4,203	1,296	9,131	13,334	16,243
Residential	—	—	1,960	1,960	2,232
Home equity	—	—	95	95	95
Consumer	—	—	5	5	5
Total impaired loans	$4,203	$1,296	$11,191	$15,394	$18,575

The following table presents the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the periods indicated:

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial business	$6,521	$—	$—	$3,261	$—	$—
Commercial real estate	2,278	11	10	2,898	26	23
Acquisition and development	357	—	—	2,048	29	19
SBA PPP	—	—	—	—	—	—
Total commercial	9,156	11	10	8,207	55	42
Residential	1,944	3	4	2,382	5	5
Home equity	69	—	—	101	—	—
Consumer	3	—	—	19	—	—
Total	$11,172	$14	$14	$10,709	$60	$47

As of March 31, 2021, the Bank’s other real estate owned balance totaled $5.2 million, of which $4.1 million was related to the acquisition of The First State Bank (“First State”) in 2020. The Bank held 37 foreclosed residential real estate properties representing $3.5 million, or 67.3%, of the total balance of other real estate owned. The remaining $1.7 million, or 32.7%, of other real estate owned is the result of the foreclosure of seven unrelated commercial loans. There are nine additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure, with a total recorded investment of

$0.7 million as of March 31, 2021. These include five MVB loans totaling $0.2 million and four First State loans totaling $0.5 million. These loans are included in the table above and have no specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio, excluding PCI loans, summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial
Commercial business	$523,254	$14,114	$14,081	$962	$552,411
Commercial real estate	425,841	31,503	33,774	533	491,651
Acquisition and development	87,603	25,064	4,366	1,683	118,716
SBA PPP	190,561	—	—	—	190,561
Total commercial	1,227,259	70,681	52,221	3,178	1,353,339
Residential	271,772	933	2,834	171	275,710
Home equity	28,295	380	142	26	28,843
Consumer	3,120	24	5	—	3,149
Total Loans	$1,530,446	$72,018	$55,202	$3,375	$1,661,041

December 31, 2020
Commercial
Commercial business	$496,222	$9,529	$17,045	$1,095	$523,891
Commercial real estate	356,544	32,044	34,001	533	423,122
Acquisition and development	80,771	25,001	4,184	2,170	112,126
SBA PPP	81,975	—	—	—	81,975
Total commercial	1,015,512	66,574	55,230	3,798	1,141,114
Residential	236,250	948	2,896	170	240,264
Home equity	30,277	381	144	26	30,828
Consumer	3,124	32	—	—	3,156
Total Loans	$1,285,163	$67,935	$58,270	$3,994	$1,415,362

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

The following table presents the classes of the loan portfolio, excluding PCI loans, summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
March 31, 2021
Commercial
Commercial business	$551,150	$23	$244	$994	$1,261	$552,411	$6,938	$—
Commercial real estate	490,992	69	42	548	659	491,651	956	—
Acquisition and development	116,190	578	—	1,948	2,526	118,716	2,036	—
SBA PPP	190,561	—	—	—	—	190,561	—	—
Total commercial	1,348,893	670	286	3,490	4,446	1,353,339	9,930	—
Residential	267,500	1,740	5,767	703	8,210	275,710	1,549	—
Home equity	28,657	75	16	95	186	28,843	95	—
Consumer	3,145	—	—	4	4	3,149	3	—
Total Loans	$1,648,195	$2,485	$6,069	$4,292	$12,846	$1,661,041	$11,577	$—

December 31, 2020
Commercial
Commercial business	$521,799	$1,040	$33	$1,019	$2,092	$523,891	$8,601	$—
Commercial real estate	422,343	34	212	533	779	423,122	944	—
Acquisition and development	109,686	—	—	2,440	2,440	112,126	2534	—
SBA PPP	81,975	—	—	—	—	81,975	—	—
Total commercial	1,135,803	1,074	245	3,992	5,311	1,141,114	12,079	—
Residential	235,420	2,058	1,969	817	4,844	240,264	1,534	—
Home equity	30,369	289	75	95	459	30,828	95	—
Consumer	3,156	—	—	—	—	3,156	5	—
Total Loans	$1,404,748	$3,421	$2,289	$4,904	$10,614	$1,415,362	$13,713	$—

An ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans, excluding the PCI loans acquired from First State, were $2.0 million and $2.0 million, while the related reserves were $0.1 million and $0.1 million as of March 31, 2021 and December 31, 2020. Such collectively evaluated impaired loans are included in total loans individually evaluated for impairment and in total impaired loans.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2021 and December 31, 2020, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $0.6 million.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2020	$24,033	$1,378	$298	$51	$25,760
Charge-offs	(265)	—	—	—	(265)
Recoveries	10	—	4	3	17
Provision	501	135	(19)	(5)	612
ALL balance at March 31, 2021	$24,279	$1,513	$283	$49	$26,124
Individually evaluated for impairment	$1,008	$—	$—	$—	$1,008
Collectively evaluated for impairment	$23,271	$1,513	$283	$49	$25,116

The following table presents the primary segments of the Company's loan portfolio, excluding PCI loans, as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
March 31, 2021
Individually evaluated for impairment	$11,086	$1,927	$95	$3	$13,111
Collectively evaluated for impairment	1,342,253	273,783	28,748	3,146	1,647,930
Total Loans	$1,353,339	$275,710	$28,843	$3,149	$1,661,041

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,756)	—	—	—	(1,756)
Recoveries	—	—	2	2	4
Provision	1,255	—	(93)	(24)	1,138
ALL balance at March 31, 2020	$9,597	$1,272	$236	$56	$11,161
Individually evaluated for impairment	$532	$—	$—	$—	$532
Collectively evaluated for impairment	$9,065	$1,272	$236	$56	$10,629

The following table presents the primary segments of the Company's loan portfolio, excluding PCI loans, as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
March 31, 2020
Individually evaluated for impairment	$7,737	$2,385	$104	$—	$10,226
Collectively evaluated for impairment	1,086,757	259,108	36,752	3,763	1,386,380
Total Loans	$1,094,494	$261,493	$36,856	$3,763	$1,396,606

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Troubled Debt Restructurings

At both March 31, 2021 and December 31, 2020, the Bank had specific reserve allocations for troubled debt restructurings (“TDRs”) of $0.6 million. Loans considered to be troubled debt restructured loans totaled $8.3 million and $10.2 million as of March 31, 2021 and December 31, 2020, respectively. Of these totals, $1.5 million and $1.6 million, respectively, represent accruing troubled debt restructured loans and represent 11% and 10%, respectively, of total impaired loans. Meanwhile, as of March 31, 2021, $2.8 million represent four loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, $2.2 million, is a commercial loan and the other three of these loans, totaling $0.6 million, are commercial acquisition and development loans that were considered TDRs due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of March 31, 2021 and December 31, 2020.

During the quarter ended March 31, 2021, no additional loans were classified as TDRs and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms. The following table presents the new TDRs as of the period indicated:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial business	2	$154	$149
Commercial real estate	2	159	159
Total commercial	4	313	308
Total	4	$313	$308

The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Purchased Credit Impaired Loans

As a result of the acquisition of First State, the Company has PCI loans. The following table presents the carrying amount of the PCI loan portfolio as of the periods indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial	$19,834	$21,008
Residential	14,306	16,943
Consumer	1,284	1,488
Outstanding balance	$35,424	$39,439
Carrying amount, net of allowance	$35,334	$39,355

The following table presents the accretable yield, or income expected to be collected, as of the periods indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Beginning balance	$8,313	$—
New loans purchased	—	11,746
Accretion of income	(1,021)	(2,945)
Other changes in expected cash flows	955	(488)
Ending balance	$8,247	$8,313

There were no PCI loans purchased during the three months ended March 31, 2021. Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected and, as of March 31, 2021, the Company held no such loans.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the PCI loan portfolio as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Total
December 31, 2020	$—	$84	$84
Provision	90	(84)	6
ALL balance at March 31, 2021	$90	$—	$90
Collectively evaluated for impairment	$90	$—	$90

For the PCI loan portfolio disclosed above, the Company increased the ALL by $0.01 million during the three months ended March 31, 2021.

There were no PCI as of March 31, 2020 and, accordingly, there was no ALL related to PCI loans for the three months ended March 31, 2020.

As of March 31, 2021, the loans in the Company's PCI portfolio were all collectively evaluated for impairment and are segmented into three categories: commercial loans totaling $19.8 million, residential loans totaling $14.3 million, and consumer loans totaling $1.3 million, for a portfolio total of $35.4 million.

The following table presents the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Commercial
Commercial business	$14,678	$35	$466	$2,411	$17,590
Commercial real estate	1,220	2	—	—	1,222
Acquisition and development	1,022	—	—	—	1,022
Total commercial	16,920	37	466	2,411	19,834
Residential	11,864	327	861	1,254	14,306
Consumer	1,278	—	—	6	1,284
Total Loans	$30,062	$364	$1,327	$3,671	$35,424

December 31, 2020
Commercial
Commercial business	$12,263	$136	$345	$4,860	$17,604
Commercial real estate	982	3	263	21	1,269
Acquisition and development	1,900	—	—	235	2,135
Total commercial	15,145	139	608	5,116	21,008
Residential	15,157	—	1,665	121	16,943
Consumer	1,256	—	—	232	1,488
Total Loans	$31,558	$139	$2,273	$5,469	$39,439

The following table presents the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
March 31, 2021
Commercial
Commercial business	$15,907	$296	$111	$1,276	$1,683	$17,590
Commercial real estate	1,197	—	23	2	25	1,222
Acquisition and development	784	238	—	—	238	1,022
Total commercial	17,888	534	134	1,278	1,946	19,834
Residential	11,806	204	493	1,803	2,500	14,306
Consumer	1,278	—	—	6	6	1,284
Total Loans	$30,972	$738	$627	$3,087	$4,452	$35,424

December 31, 2020
Commercial
Commercial business	$16,264	$71	$65	$1,204	$1,340	$17,604
Commercial real estate	1,157	—	—	112	112	1,269
Acquisition and development	2,135	—	—	—	—	2,135
Total commercial	19,556	71	65	1,316	1,452	21,008
Residential	13,714	710	145	2,374	3,229	16,943
Consumer	1,245	3	1	239	243	1,488
Total Loans	$34,515	$784	$211	$3,929	$4,924	$39,439

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

PPP Loans and CARES Act Deferrals

The Company is actively participating in the PPP as a lender, evaluating other programs available to assist its clients and providing deferrals consistent with GSE guidelines. The Company originated 634 PPP loans with outstanding balances of $88.5 million through our internal commercial team and originated PPP loans totaling $102.1 million through our partnership with a Fintech company as of March 31, 2021.

As of March 31, 2021, commercial loans totaling $34.7 million and mortgage loans totaling $9.0 million were approved for modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Land	$3,936	$3,936
Buildings and improvements	14,350	14,350
Furniture, fixtures and equipment	17,705	17,451
Software	3,191	1,548
Construction in progress	53	28
Leasehold improvements	3,079	3,079
	42,314	40,392
Accumulated depreciation	(15,024)	(14,189)
Net premises and equipment	$27,290	$26,203

The Company leases certain premises and equipment under operating and finance leases. At March 31, 2021, the Company had lease liabilities totaling $18.2 million, of which $18.1 million was related to operating leases and $0.1 million was related to finance leases, and right-of-use assets totaling $17.5 million, of which $17.3 million was related to operating leases and $0.2 million was related to finance leases, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2021, the weighted-average remaining lease term for finance leases was 2.1 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.3%. At March 31, 2021, the weighted-average remaining lease term for operating leases was 12.7 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.9%.

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

The following table presents lease costs for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Amortization of right-of-use assets, finance leases	$14	$18
Interest on lease liabilities, finance leases	1	1
Operating lease cost	477	544
Short-term lease cost	1	14
Variable lease cost	10	10
Total lease cost	$503	$587

The following table presents future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2021:

(Dollars in thousands)	Finance Leases	Operating Leases
2021	$44	$1,285
2022	41	1,825
2023	5	1,779
2024	5	1,709
2025	4	1,708
2026 and thereafter	—	13,863
Total future minimum lease payments	$99	$22,169
Less: Amounts representing interest	(2)	(4,045)
Present value of net future minimum lease payments	$97	$18,124

Note 5 – Equity Method Investment

In the third quarter of 2020, the Company acquired a portion of ICM and recognizes its ownership as an equity method investment initially recorded at fair value and subsequently adjusted for the Company's share of ICM's earnings. In accordance with Rule 8-03(b)(3) of Regulation S-X, the Company must assess whether its equity method investment is a significant equity method investment. In evaluating the significance of this investment, the Company performed the income, asset and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the income test, the Company’s proportionate share of its equity method investee's aggregated net income exceeded the applicable threshold of 20%, and accordingly it is required to provide summarized income statement information for this investee for all periods presented. The Company's share of net income from its equity method investment totaled $6.5 million for the three months ended March 31, 2021.

The following table presents summarized income statement information for the Company's equity method investment for the period indicated. As ICM did not exist prior to July 1, 2020, no historical financial information is presented.

Three Months Ended March 31,
(Dollars in thousands)	2021
Total revenues	$50,797
Net income	$15,864

Gain on sale of loans	$47,594
Volume of loans sold	$1,778,090

As of March 31, 2021 and December 31, 2021, the locked mortgage pipeline was $1.43 billion and $1.54 billion, respectively.

Note 6 – Deposits

The following table presents the components of deposits as of the periods indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$837,221	$715,791
Interest-bearing demand	698,218	496,502
Savings and money markets	520,998	545,501
Time deposits, including CDs and IRAs	160,116	224,595
Total deposits	$2,216,553	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$14,829	$16,955

The following table presents the maturities of time deposits as of the period indicated:

(Dollars in thousands)	March 31, 2021
2021	$56,037
2022	66,154
2023	22,254
2024	12,479
2025	3,192
Total	$160,116

As of March 31, 2021, overdrawn deposit accounts totaling $0.01 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. As of March 31, 2021, the Bank's maximum borrowing capacity with the FHLB was $451.7 million and the remaining borrowing capacity was $440.4 million, with the difference being deposit letters of credit.

The Bank also maintains borrowing capacity with the Federal Reserve Bank under the discount window program and with the Federal Reserve Board under the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”) program in the amount of the outstanding pledged PPP loans. As of March 31, 2021 the Bank had borrowed $102.2 million under the PPPLF. As of December 31, 2020, no amounts were outstanding.

Short-term borrowings

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at end of period	$102,185	$—
Average balance during the period	46,349	68,407
Maximum month-end balance	102,185	154,248
Weighted-average rate during the period	0.35%	0.58%
Weighted-average rate at end of period	0.28%	—%
Long-term borrowings

As of March 31, 2021 and December 31, 2020, the Bank had no long-term borrowings with the FHLB or the Federal Reserve.

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

All of the Company’s repurchase agreements were overnight agreements at March 31, 2021 and December 31, 2020. These borrowings were collateralized with investment securities with a carrying value of $11.0 million and $10.7 million at March 31, 2021 and December 31, 2020, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at end of period	$10,613	$10,266
Average balance during the period	10,249	9,856
Maximum month-end balance	10,613	10,505
Weighted-average rate during the period	0.13%	0.23%
Weighted-average rate at end of period	0.13%	0.14%

Subordinated Debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at end of period	$43,443	$43,407
Average balance during the period	43,425	7,568
Maximum month-end balance	43,443	43,524
Weighted-average rate during the period	4.29%	3.45%
Weighted-average rate at end of period	4.02%	4.02%

In November 2020, the Company completed the private placement of $40 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030 and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In March 2007, the Company completed the private placement of $4 million Floating Rate, Trust Preferred Securities through its MVB Financial Statutory Trust I subsidiary (the “Trust”). The Company established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The proceeds from the sale of the Trust Preferred Securities will be loaned to the Company under subordinated Debentures (the “Debentures”) issued to the Trust pursuant to an Indenture. The Debentures are the only asset of the Trust. The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations. The securities issued by the Trust are includable for regulatory purposes as a component of the Company’s Tier 1 capital. The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by the Company since 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.6% over the three-month LIBOR Rate. The obligations of the Company with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the Company of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees.

All borrowings and subordinated debt mature after 2025.

Note 8 – Pension and Supplemental Executive Retirement Plans

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. Accruals under the Plan were frozen as of May 31, 2014. Freezing the plan resulted in a re-measurement of the pension obligations and plan assets as of the freeze date. The pension obligation was re-measured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.5%.

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.2 million as of both March 31, 2021 and December 31, 2020. Service cost was $0.01 million and $0.1 million for each of the three months ended March 31, 2021 and 2020.

The following table presents information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of March 31, 2021 and 2020 for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Service cost	$—	$—
Interest cost	78	91
Expected return on plan assets	(118)	(109)
Amortization of net actuarial loss	127	105
Amortization of prior service cost	—	—
Net periodic benefit cost	$87	$87
Contributions paid	$3,835	$349

Note 9 – Stock Offerings

In December 2020, the Company issued a notice of redemption to redeem all of the Company’s outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and all of the Company’s outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock, together with the Series B Preferred Stock, referred to herein as the “Preferred Stock”), at a redemption price per share equal to $10,000, plus declared and unpaid dividends of $46.03 per share of Series B Preferred Stock, and $49.86 per share of Series C Preferred Stock, for the period from and including December 31, 2020, to but excluding January 28, 2021 (the “Preferred Stock Redemption”). The Preferred Stock Redemption is in accordance with the terms of the Company’s Articles of Incorporation, as amended. All outstanding shares of the Company's preferred stock were redeemed in January 2021.

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company’s financial instruments are summarized as follows as of the periods indicated:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2021
Financial Assets:
Cash and cash equivalents	$339,616	$339,616	$339,616	$—	$—
Certificates of deposit with banks	11,803	11,986	—	11,986	—
Securities available-for-sale	423,122	423,122	—	382,850	40,272
Equity securities	28,200	28,200	543	—	27,657
Loans receivable, net	1,668,171	1,675,631	—	—	1,675,631
Mortgage servicing rights	2,886	2,886	—	—	2,886
Interest rate swap	8,367	8,367	—	8,367	—
Fair value hedge	1,750	1,750	—	1,750	—
Accrued interest receivable	8,513	8,513	—	2,819	5,694
Bank-owned life insurance	41,512	41,512	—	41,512	—

Financial Liabilities:
Deposits	$2,216,553	$2,196,951	$—	$2,196,951	$—
Repurchase agreements	10,613	10,613	—	10,613	—
FHLB and other borrowings	102,185	102,185	—	102,185	—
Interest rate swap	8,367	8,367	—	8,367	—
Fair value hedge	1,427	1,427	—	1,427	—
Accrued interest payable	869	869	—	869	—
Subordinated debt	43,443	45,798	—	45,798	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$263,893	$263,893	$263,893	$—	$—
Certificates of deposits with banks	11,803	11,986	—	11,986	—
Securities available-for-sale	410,624	410,624	—	366,945	43,679
Equity securities	27,585	27,585	472	—	27,113
Loans held-for-sale	1,062	1,062	—	1,062	—
Loans receivable, net	1,427,900	1,434,275	—	—	1,434,275
Mortgage servicing rights	2,942	2,942	—	—	2,942
Interest rate swap	13,822	13,822	—	13,822	—
Fair value hedge	2,215	2,215	—	2,215
Accrued interest receivable	7,793	7,793	—	2,770	5,023
Bank-owned life insurance	41,262	41,262	—	41,262	—

Financial liabilities:
Deposits	$1,982,389	$1,964,860	$—	$1,964,860	$—
Repurchase agreements	10,266	10,266	—	10,266	—
Interest rate swap	13,822	13,822	—	13,822	—
Fair value hedge	2,141	2,141	—	2,141	—
Accrued interest payable	572	572	—	572	—
Subordinated debt	43,407	45,536	—	45,536	—

Note 11 – Fair Value Measurements

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the Company’s 2020 Annual Report on Form 10-K.

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

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, United States Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2021. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. The Company classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on both a recurring and nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three months ended March 31, 2021. Valuation techniques are consistent with techniques used in prior periods.

Loans held-for-sale – The fair value of mortgage loans held-for-sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

Interest rate swap – Interest rate swaps are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

Fair value hedge – Treated like an interest rate swap, fair value hedges are recorded at fair value based on third party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods indicated by level within the fair value hierarchy.

	March 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$48,104	$—	$48,104
United States sponsored mortgage-backed securities	—	89,207	—	89,207
United States treasury securities	56,970	—	—	56,970
Municipal securities	—	169,462	40,272	209,734
Other securities	—	11,607	—	11,607
Equity securities	543	—	—	543
Interest rate swap	—	8,367	—	8,367
Fair value hedge	—	1,750	—	1,750
Liabilities:
Interest rate swap	—	8,367	—	8,367
Fair value hedge	—	1,427	—	1,427

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$56,992	$—	$56,992
United States sponsored mortgage-backed securities	—	95,769	—	95,769
Municipal securities	—	188,208	43,679	231,887
Other securities	—	18,476	—	18,476
Equity securities	472	—	—	472
Loans held-for-sale	—	1,062	—	1,062
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,215	—	2,215
Liabilities:
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,141	—	2,141

The following table represents recurring level III assets as of the periods indicated:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Total
Balance at December 31, 2020	$—	$43,679	$43,679
Realized and unrealized gains included in earnings	—	19	19
Purchase of securities	—	1,191	1,191
Maturities/calls	—	(3,933)	(3,933)
Unrealized gain included in other comprehensive income (loss)	—	1,127	1,127
Unrealized loss included in other comprehensive income (loss)	$—	$(1,811)	$(1,811)
Balance at March 31, 2021	$—	$40,272	$40,272

Balance at December 31, 2019	$1,660	$37,259	$38,919
Realized and unrealized losses included in earnings	4,131	—	4,131
Purchase of securities	—	522	522
Unrealized gain included in other comprehensive income (loss)	—	(1,155)	(1,155)
Balance at March 31, 2020	$5,791	$36,626	$42,417

Assets Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2021 and 2020 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

Other debt securities – Certain debt securities are recorded at fair value on a nonrecurring basis. These other debt securities, which include preferred member interest in an equity method investment, are securities without a readily determinable fair value and are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Equity securities – Certain equity securities are recorded at fair value on a nonrecurring basis. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

The following table presents the fair value of these assets as of the periods indicated:

	March 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$12,103	$12,103
Other real estate owned	—	—	5,183	5,183

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,098	$14,098
Other real estate owned	—	—	5,730	5,730
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	27,113	27,113

There were no changes to the fair value of other debt securities or equity securities measured on a non-recurring basis as of March 31, 2021.

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods indicated:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2021
Nonrecurring measurements:
Impaired loans	$12,103	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$5,183	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$27,657	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$40,272	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

December 31, 2020
Nonrecurring measurements:
Impaired loans	$14,098	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$5,730	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$27,113	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$43,679	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

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
5 Municipal securities classified as Level III instruments are comprised of TIF bonds related to certain local municipal securities.

Note 12 – Earnings per Share

The Company determines basic earnings per share (“EPS”) by dividing net income less preferred stock dividends by the weighted-average number of common shares outstanding during the period. Diluted EPS is determined by dividing net income less dividends on convertible preferred stock plus interest on convertible subordinated debt by the weighted-average number of shares outstanding, increased by both the number of shares that would be issued assuming the exercise of stock options under the Company’s 2003 and 2013 Stock Incentive Plans and the conversion of preferred stock and subordinated debt, if dilutive.

The following table presents the Company's calculation of EPS for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2021	2020
Numerator for basic earnings per share:
Net income	$8,085	$1,048
Less: Dividends on preferred stock	35	114
Net income available to common shareholders - basic	$8,050	$934

Numerator for diluted earnings per share:
Net income available to common shareholders - diluted	$8,050	$934

Denominator:
Total weighted-average shares outstanding	11,530,279	11,942,767
Effect of dilutive stock options and restricted stock units	756,452	355,325
Total diluted weighted-average shares outstanding	12,286,731	12,298,092

Earnings per share - basic	$0.70	$0.08
Earnings per share - diluted	$0.66	$0.08

For the three months ended March 31, 2021 and 2020, approximately 12 thousand and 366 thousand, respectively, options to purchase shares of common stock were not included in the computation of diluted EPS because the effect would be antidilutive.

Note 13 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Unrealized holding gains	$1,143	$276	Gain (loss) on sale of available-for-sale securities
	1,143	276	Total before tax
	(268)	(75)	Income tax expense
	875	201	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(127)	(105)	Salaries and benefits
	(127)	(105)	Total before tax
	30	28	Income tax expense
	(97)	(77)	Net of tax
Investment hedge
Carrying value adjustment	(264)	1,793	Interest on investment securities
	(264)	1,793	Total before tax
	62	(484)	Income tax expense
	(202)	1,309	Net of tax

Total reclassifications	$576	$1,433

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at January 1, 2021	$7,586	$(5,047)	$(313)	$2,226
Other comprehensive income (loss) before reclassification	(4,848)	1,306	—	(3,542)
Amounts reclassified from AOCI	(875)	97	202	(576)
Net current period OCI	(5,723)	1,403	202	(4,118)
Balance at March 31, 2021	$1,863	$(3,644)	$(111)	$(1,892)

Balance at January 1, 2020	$2,942	$(4,295)	$32	$(1,321)
Other comprehensive income (loss) before reclassification	1,032	(516)	—	516
Amounts reclassified from AOCI	(201)	77	(1,309)	(1,433)
Net current period OCI	831	(439)	(1,309)	(917)
Balance at March 31, 2020	$3,773	$(4,734)	$(1,277)	$(2,238)

Note 14 – Segment Reporting

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods indicated:

Three Months Ended March 31, 2021	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,959	$104	$1	$(1)	$19,063
Interest expense	1,092	—	466	—	1,558
Net interest income	17,867	104	(465)	(1)	17,505
Provision for loan losses	620	(2)	—	—	618
Net interest income after provision for loan losses	17,247	106	(465)	(1)	16,887

Total noninterest income	6,437	6,407	1,581	(1,967)	12,458

Noninterest Expenses:
Salaries and employee benefits	8,842	—	3,069	—	11,911
Other expense	8,029	63	1,083	(1,968)	7,207
Total noninterest expenses	16,871	63	4,152	(1,968)	19,118

Income (loss) before income taxes	6,813	6,450	(3,036)	—	10,227
Income tax expense (benefit)	1,149	1,564	(544)	—	2,169
Net income before noncontrolling interest	5,664	4,886	(2,492)	—	8,058
Net loss attributable to noncontrolling interest	27	—	—	—	27
Net income attributable to parent	$5,691	$4,886	$(2,492)	$—	$8,085
Preferred stock dividends	—	—	35	—	35
Net income (loss) available to common shareholders	$5,691	$4,886	$(2,527)	$—	$8,050

Capital expenditures for the three months ended March 31, 2021	$1,936	$—	$—	$—	$1,936
Total assets as of March 31, 2021	2,669,092	57,205	280,152	(360,360)	2,646,089
Total assets as of December 31, 2020	2,343,556	58,140	284,943	(355,163)	2,331,476
Goodwill as of March 31, 2021	2,350	—	—	—	2,350
Goodwill as of December 31, 2020	2,350	—	—	—	2,350

Three Months Ended March 31, 2020	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,774	$2,418	$1	$(494)	$20,699
Interest expense	3,838	1,387	35	(732)	4,528
Net interest income	14,936	1,031	(34)	238	16,171
Provision for loan losses	1,132	6	—	—	1,138
Net interest income after provision for loan losses	13,804	1,025	(34)	238	15,033

Noninterest income:
Mortgage fee income	110	11,347	—	(238)	11,219
Other income	3,346	(3,562)	1,504	(1,657)	(369)
Total noninterest income	3,456	7,785	1,504	(1,895)	10,850

Noninterest Expense:
Salaries and employee benefits	5,866	7,884	2,432	—	16,182
Other expense	6,659	2,397	1,075	(1,657)	8,474
Total noninterest expenses	12,525	10,281	3,507	(1,657)	24,656

Income (loss) before income taxes	4,735	(1,471)	(2,037)	—	1,227
Income tax expense (benefit)	1,012	(349)	(484)	—	179
Net income before noncontrolling interest	3,723	(1,122)	(1,553)	—	1,048
Preferred stock dividends	—	—	114	—	114
Net income (loss) available to common shareholders	$3,723	$(1,122)	$(1,667)	$—	$934

Capital expenditures for the three months ended March 31, 2020	$1,295	$69	$20	$—	$1,384

Note 15 – Acquisition

Flexia Payments, LLC Acquisition

In February 2021, the Bank entered into an agreement to acquire an 80% interest in Flexia. The Bank invested approximately $2.5 million for the 80% interest. At the time of acquisition, Flexia had no assets or liabilities. Soon after the Bank's investment, Flexia purchased a license for technology which allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card, allowing them for non-cash transactions at participating casinos, for approximately $1 million for exclusive use in the United States and Canada. On the acquisition date, $0.5 million was recorded on the consolidated balance sheet for the 20% noncontrolling interest.

Note 16 – Subsequent Event

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian Technology, Inc. (“Trabian”), a leading software development firm servicing financial institutions. Per the agreement, the Bank acquired a majority interest in Trabian for 17,597 unregistered shares of MVB common stock and an undisclosed amount of cash.

In April 2021, the Bank entered into a Purchase and Assumption Agreement with Summit Community Bank, Inc. (“Summit”) pursuant to which Summit will purchase certain assets and assume certain liabilities of four branch locations in West Virginia. Per the agreement, Summit will assume approximately $193 million in deposits and will acquire approximately $57 million in loans, as well as cash, real property, personal property and other fixed assets. The purchase price will be calculated at closing and includes a 6% premium on the deposits assumed. The Bank expects to close the purchase early in the third quarter of 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in the Company's results of operations from 2019 to 2020 has been omitted from this report but may be found in Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, of its Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on April 28, 2020. Further, the Company encourages you to revisit the Forward-Looking Statements at the beginning of this report.

Executive Summary

Financial Results

Total assets increased $314.6 million to $2.65 billion at March 31, 2021 from $2.33 billion at December 31, 2020. Earning assets increased $327.9 million to $2.48 billion at March 31, 2021 from $2.15 billion at December 31, 2020. This increase of $327.9 million in earning assets was primarily driven by the $240.6 million increase in total loans to $1.69 billion during the three months ended March 31, 2021. Deposits increased $234.2 million to $2.22 billion at March 31, 2021, from $1.98 billion at December 31, 2020.

Net interest income increased $1.3 million, noninterest income increased $1.6 million and noninterest expenses decreased by $5.5 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The Company’s yield on earning assets (tax-equivalent) in the three months ended March 31, 2021 was 3.54% compared to 4.67% in the three months ended March 31, 2020. Total loans increased by $240.6 million to $1.69 billion during the three months ended March 31, 2021. The overall cost of interest-bearing liabilities for the Company was 0.48% in the three months ended March 31, 2021 compared to 1.34% in the three months ended March 31, 2020. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.26% in the three months ended March 31, 2021 compared to 3.66% in the three months ended March 31, 2020.

The Company earned $8.1 million in three months ended March 31, 2021 compared to $1.0 million in three months ended March 31, 2020. The three months ended March 31, 2021 earnings equated to a return on average assets of 1.3% and a return on average equity of 13.6%, compared to the three months ended March 31, 2020 results of 0.2% and 1.9%, respectively. Basic earnings per share were $0.70 in three months ended March 31, 2021 compared to $0.08 in three months ended March 31, 2020. Diluted earnings per share were $0.66 in the three months ended March 31, 2021 compared to $0.08 in the three months ended March 31, 2020.

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

There was considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion had funds available as of the program's closure date. On July 2, 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. On January 8, 2021, the SBA announced that the PPP program would reopen on January 11, 2021 for new borrowers and certain existing PPP borrowers. During the latest round, funds totaling $284 billion were authorized through March 31, 2021. As of March 31, 2021, the Company originated 634 PPP loans with outstanding balances of $88.5 million through our internal commercial team and originated PPP loans totaling $102.1 million through our partnership with a Fintech company.

As of March 31, 2021, commercial loans totaling $34.7 million and mortgage loans totaling $9.0 million were approved for modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Net Interest Income and Net Interest Margin (Average Balance Schedules)

The following tables present, for the periods indicated, information about (1) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (2) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (3) the interest rate spread; (4) net interest income and margin; and (5) net interest income and margin (on a tax-equivalent basis) as of and for the periods indicated. The average balances presented are derived from daily average balances.

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$259,491	$65	0.10%	$13,643	$49	1.44%
CDs with other banks	11,803	57	1.96	12,549	62	1.98
Investment securities:
Taxable	172,902	631	1.48	127,327	666	2.10
Tax-exempt [2]	212,488	1,714	3.27	110,188	1,110	4.04
Loans and loans held-for-sale: [1]
Commercial [3]	1,262,444	14,171	4.55	1,089,212	13,863	5.11
Tax exempt [2]	7,205	81	4.56	11,760	134	4.58
Real estate	293,076	2,684	3.71	429,720	4,953	4.62
Consumer	7,696	37	1.95	7,473	123	6.60
Total loans	1,570,421	16,973	4.38	1,538,165	19,073	4.97
Total earning assets	2,227,105	19,440	3.54	1,801,872	20,960	4.67
Less: Allowance for loan losses	(26,170)			(11,366)
Cash and due from banks	20,951			20,766
Other assets	209,995			136,744
Total assets	$2,431,881			$1,948,016

Liabilities
Deposits:
NOW	$518,937	$344	0.27%	$407,462	$798	0.79%
Money market checking	487,281	231	0.19	432,175	1,451	1.35
Savings	39,668	6	0.06	36,867	1	0.01
IRAs	12,693	42	1.34	16,573	78	1.89
CDs	168,951	425	1.02	334,810	1,582	1.90
Repurchase agreements and federal funds sold	10,249	3	0.12	9,520	10	0.42
FHLB and other borrowings	46,349	41	0.36	115,930	573	1.98
Subordinated debt	43,425	466	4.35	4,124	35	3.40
Total interest-bearing liabilities	1,327,553	1,558	0.48	1,357,461	4,528	1.34
Noninterest bearing demand deposits	821,923			331,962
Other liabilities	45,311			43,463
Total liabilities	2,194,787			1,732,886

Stockholders’ equity
Preferred stock	2,349			7,334
Common stock	12,378			11,997
Paid-in capital	136,864			122,663
Treasury stock	(16,741)			(1,135)
Retained earnings	100,273			74,401
Accumulated other comprehensive (loss)	1,971			(130)
Total stockholders’ equity	237,094			215,130
Total liabilities and stockholders’ equity	$2,431,881			$1,948,016

Net interest spread (tax-equivalent)			3.06%			3.33%
Net interest income and margin (tax-equivalent) [2]		$17,882	3.26%		$16,432	3.66%
Less: Tax-equivalent adjustments		$(377)			$(261)
Net interest spread			3.00%			3.27%
Net interest income and margin		$17,505	3.19%		$16,171	3.60%

1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended March 31, 2021 and 2020, which is a non-U.S. GAAP financial measure. Please see the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 The Company’s PPP loans, totaling $190.6 million at March 31, 2021, are included in this amount for the three months ended March 31, 2021.

The following table presents the reconciliation of net interest margin for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net interest margin - U.S. GAAP basis
Net interest income	$17,505	$16,171
Average interest-earning assets	2,227,105	1,801,872
Net interest margin	3.19%	3.60%

Net interest margin - non-U.S. GAAP basis
Net interest income	$17,505	$16,171
Plus: Impact of fully tax-equivalent adjustment	377	261
Net interest income on a fully tax-equivalent basis	17,882	16,432
Average interest-earning assets	2,227,105	1,801,872
Net interest margin on a fully tax-equivalent basis	3.26%	3.66%

Key Metrics

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
Book value per common share	$20.38	$17.08
Efficiency ratio [1]	63.8%	91.3%
Overhead ratio 2 3	3.1%	5.1%
Net loan charge-offs to total loans [4]	0.1%	0.5%
Allowance for loan losses to total loans [5]	1.5%	0.8%
Nonperforming loans	$11,577	$5,909
Nonperforming loans to total loans	0.7%	0.4%
Equity to assets	8.9%	10.1%
Bank leverage ratio	11.3%	9.8%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Excludes loans held-for-sale

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts and repurchase agreements. Net interest income, which is the primary source of revenue for the Bank, is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is impacted favorably by increases in noninterest-bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. Net interest margin (tax equivalent) was 3.26% for the three months ended March 31, 2021 compared to 3.66% for the three months ended March 31, 2020. The net interest margin continues to face considerable pressure due to low interest rates and competitive pricing of loans and deposits in the Bank’s markets. During 2020, the Federal Reserve lowered its key interest rate from a range of 1.50% to 1.75% to a range of 0.00% to 0.25% and remains at this rate as of March 31, 2021. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 3 – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk. Net interest spread (tax-equivalent) was 3.06% for the three months ended March 31, 2021 compared to 3.33% for the three months ended March 31, 2020. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 20 basis points in the three months ended March 31, 2021 compared to 33 basis points in the three months ended March 31, 2020. The increase of $490.0 million in average noninterest-bearing demand deposits helped maintain the favorable spread.

Company management continues to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During the three months ended March 31, 2021, net interest income increased by $1.3 million, or 8.25%, to $17.5 million from $16.2 million during the three months ended March 31, 2020. This increase is largely due to the increase in the average earning assets of $425.2 million being primarily funded by the increase in noninterest-bearing demand deposits of $490.0 million. Also impacting the yield were the sale of four branches to Summit in April 2020, the accretion related to loans acquired from First State and amortization of PPP origination fees. Average total earning assets was $2.23 billion in the three months ended March 31, 2021 compared to $1.80 billion in the three months ended March 31, 2020. Although there was an increase in average total earning assets, total interest income decreased by $1.6 million, or 7.90%, to $19.1 million in the three months ended March 31, 2021 from $20.7 million in the three months ended March 31, 2020. This decrease in total interest income was driven by the effect of the Federal Reserve lowering its key interest rates, which resulted in the decrease in yield on earning assets of 113 basis points. Average total loans and loans held-for-sale increased to $1.57 billion in the three months ended March 31, 2021 from $1.54 billion in the three months ended March 31, 2020, primarily as the result of a $173.2 million increase in average commercial loans; however, PPP loans with an outstanding balance of $190.6 million accounted for a portion of the increase and carried just a 1% yield, outside of origination fee accretion. Yield on total loans and loans held-for-sale decreased 59 basis points. Changes in the balance sheet related to the Summit and First State transactions also impacted yield on earning assets.

Average investment securities increased $147.9 million as the result of a $102.3 million increase in tax-exempt investments and a $45.6 million increase in taxable investments. Yield on tax-exempt securities decreased 77 basis points and taxable securities yield decreased 62 basis points.

Average interest-bearing liabilities decreased by $29.9 million. The decrease was primarily the result of decreases of $165.9 million in the average balance of certificates of deposit and $69.6 million in the average balance of FHLB and other borrowings, partially offset by increases of $111.5 million in the average balance of negotiable order of withdrawal accounts, $55.1 million in money market checking accounts and $39.3 million in the average balance of subordinated debt.

Average interest-bearing deposits were $1.23 billion for both the three months ended March 31, 2021 and for the three months ended March 31, 2020. Total interest expense decreased by $3.0 million, caused primarily by a $2.9 million decrease in deposit interest. The result was a 86-basis point decrease in the cost of interest bearing liabilities.

The Company’s average earning assets increased $425.2 million and net interest income increased by $1.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The net interest margin continues to be pressured by falling rates and increased competition for high quality loan growth.

The Bank’s yield on earning assets declined due to decreases in the loan portfolio yield of 59 basis points, driven by the addition of PPP loans originated in the second quarter of 2020 and the first quarter of 2021, and the investment portfolio yield of 53 basis points, while the cost of interest bearing liabilities decreased by 86 basis points.

The cost of interest-bearing liabilities decreased to 0.48% in the three months ended March 31, 2021 from 1.34% in the three months ended March 31, 2020. This decrease is primarily the result of decreases of 162 basis points in the cost of FHLB and other borrowings and a 93 basis point decrease in the cost of deposits. Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provision of $0.6 million and $1.1 million were made for the three months ended March 31, 2021 and 2020, respectively. The decrease in loan loss provision is mainly the result of changes in the level of recognized charge-offs and changes in the resulting historical loss rates. In addition, changes to the outstanding balances of the loan portfolios, changes to the qualitative adjustment factor framework within the allowance methodology and adjustments to the risk grading of significant loans within the portfolio were all contributing factors in the ultimate change in loan loss provision.

Total loan balances increased $240.6 million during the three months ended March 31, 2021 versus an increase of $22.0 million in the three months ended March 31, 2020. The commercial loan portfolio increased by $212.2 million during the three months ended March 31, 2021, in comparison to an increase of $30.7 million in the three months ended March 31, 2020, while the residential mortgage loan portfolio increased by $35.4 million during the three months ended March 31, 2021, while decreasing by $10.1 million in the three months ended March 31, 2020. Included in the commercial and total loan volume increases are SBA PPP loans totaling $190.6 million as of March 31, 2021. This portion of loan growth is significant to the overall change in provision as these loans are guaranteed by the SBA, and accordingly, are subject to a loan loss allocation that is only a fraction of the typical allocation rate applied to other loans in the portfolio. In addition, net charge-offs during the three months ended March 31, 2021 totaled $0.2 million, in comparison to net charge-offs of $1.8 million in the three months ended March 31, 2020. Additionally, provision was impacted by a $0.3 million decrease in the specific loan loss allocations in the three months ended March 31, 2021, relative to a $0.1 million decrease in the three months ended March 31, 2020.

Meanwhile, management has continued to evaluate the qualitative factor framework within the allowance for loan loss methodology in order to assess how well the framework can appropriately respond to the unprecedented risk presented by the COVID-19 pandemic. As a result, the framework was significantly enhanced in the third quarter of 2020 to consider a much greater degree of risk than when the framework was originally designed. The framework has consistently generated an adequate allowance for loan loss within a generally stable economic environment, but the onset of the COVID-19 pandemic made it apparent that the framework required modifications to consider this greater degree of risk. While the ultimate timing and severity of impacts to the economic and business conditions in which the Company operates are not yet fully known, it appears that the impacts will continue to be significant and it is likely that the impacts will evolve over time as businesses and individuals learn to adapt to a new way of operating and living. The breadth of the COVID-19 pandemic and the fact that it impacts virtually all industries has inherently created additional risk within the loan portfolios, despite there being no change to the nature of those portfolios. Furthermore, as a result of the ongoing analysis of the loan portfolios, it has become apparent that a significant number of borrowers are experiencing a strain on their operations, and as a result present an increase in the volume and severity of problem loans. Additionally, it is evident that consumer sentiment has been impacted, although not as significantly as during the Great Recession. Other significant factors include the increasingly volatile social atmosphere, the evolving political climate and the timing and effectiveness of vaccines. The unprecedented initiatives of the Federal Government to provide support to the economy through new loan programs has simultaneously served to temporarily mitigate some of the impacts to the economy and borrowers, while also adding some degree of increased risk to lending policies and procedures as a result of the pace and manner in which these programs have been developed and made available to the public. As a result, quantifiable evidence of the impacts to the Company's loan portfolios have not yet fully revealed themselves in terms of delinquent loans or deterioration in collateral values. Meanwhile, the Company has not currently made any significant changes to lending strategies that would impact the concentrations of credit risk within those portfolios.

Noninterest Income

Payment card and service charge income, mortgage fee income, consulting compliance income, and gains on equity securities generate the core of the Company’s noninterest income. During the three months ended March 31, 2021, equity method investment income has generated additional noninterest income. Total of noninterest income for the three months ended March 31, 2021 and 2020 was $12.5 million and $10.8 million, respectively.

The increase in noninterest income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily the result of an increase of $6.5 million in equity method investment income from ICM and a decrease of $3.6 million in the loss on derivatives. These increases were partially offset by a decrease of $11.2 million in mortgage fee income.

Equity method investment income of $6.5 million was due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income.

Payment card and service charge income increased from $0.6 million in the three months ended March 31, 2020 to $1.5 million in the three months ended March 31, 2021 due to the expansion of the Company's Banking as a Service (“BaaS”) platform.

Loss on derivatives decreased from $3.6 million for the three months ended March 31, 2020 to zero for the three months ended March 31, 2021, due to the removal of the mortgage derivative driven by the ICM combination.

Mortgage fee income decreased $11.2 million in the three months ended March 31, 2021 due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income.

Noninterest Expense

Noninterest expense was $19.1 million and $24.7 million in in the three months ended March 31, 2021 and 2020, respectively. Approximately 62% and 66% of noninterest expense for the three months ended March 31, 2021 and 2020, respectively, was related to personnel costs. Personnel costs are a significant part of the Company's noninterest expense as such costs are critical to services organizations. Salaries and benefits decreased by $4.3 million, primarily as a result of the ICM combination and the sale of four branches to Summit in April 2020.

Mortgage processing decreased by $0.9 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as the result of the ICM combination.

Return on Assets and Equity

Assets

The Company’s return on average assets was 1.3% for the three months ended March 31, 2021, compared to 0.2% for the three months ended March 31, 2020. The increased return in 2021 is a result of a $7.0 million increase in earnings, while average total assets increased by $483.9 million, mainly as the result of a $245.8 million increase in average interest-bearing deposits with banks, a $147.9 million increase in average investment securities and a $32.3 million increase in average total loans.

Equity

The Company’s return on average stockholders’ equity was 13.6% for the three months ended March 31, 2021, compared to 1.9% for the three months ended March 31, 2020. The increased return in 2021 is a result of a $7.0 million increase in earnings, while average equity increased by $22.0 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $339.6 million at March 31, 2021, compared to $263.9 million at December 31, 2020.

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

Investment Securities

Investment securities, including equity securities, totaled $451.3 million at March 31, 2021, compared to $438.2 million at December 31, 2020. The following table presents a summary of the investment securities portfolio as of the periods indicated. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Available-for-sale securities:
United States government agency securities	$48,104	$56,992
United States sponsored mortgage-backed securities	89,207	95,769
United States treasury securities	56,970	—
Municipal securities	209,734	231,887
Other debt securities	7,500	7,500
Other securities	11,607	18,476
Total investment securities available-for-sale	$423,122	$410,624

Equity securities	$28,200	$27,585

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

Loans

The Company’s loan portfolio totaled $1.69 billion as of March 31, 2021 and totaled $1.45 billion as of December 31, 2020. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia.

For more information regarding the Company's loans, please see Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At March 31, 2021 and December 31, 2020, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries, primarily located in the Company's market areas.

Allowance for Loan Losses

The ALL was $26.2 million or 1.5% of total loans at March 31, 2021 compared to $25.8 million or 1.8% of total loans at December 31, 2020. The decrease in this ratio was the direct result of changes in the level of recognized charge-offs and changes in the resulting historical loss rates. In addition, changes to the outstanding balances of the loan portfolios, changes to the qualitative adjustment factor framework within the allowance methodology and adjustments to the risk grading of significant loans within the portfolio were all contributing factors in the change.

Management continually monitors the risk in the loan portfolio through review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the ALL. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity where applicable and changes in the local and national economy. When appropriate, management also considers public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $2.22 billion, or 93.4% of funding sources, at March 31, 2021. This same information at December 31, 2020 reflected $1.98 billion in deposits representing 97.4% of such funding sources.

FHLB and other borrowings and subordinated debt represented 6.1% of funding sources at March 31, 2021. FHLB and other borrowings, including PPPLF borrowings, totaled $102.2 million at March 31, 2021. Subordinated debt totaled $43.4 million at March 31, 2021.

FHLB and other borrowings and subordinated debt represented 2.1% of funding sources at December 31, 2020. There were no FHLB and other borrowings at December 31, 2020. Subordinated debt totaled $43.4 million at December 31, 2020.

Repurchase agreements, which are available to large corporate customers, represented 0.4% and 0.5% of funding sources at December 31, 2020 and 2019, respectively.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the
Company. At March 31, 2021, noninterest-bearing balances totaled $837.2 million, compared to $715.8 million at December 31, 2020, or 37.8% and 36.1% of total deposits, respectively. Interest-bearing deposits totaled $1.38 billion at March 31, 2021, compared to $1.27 billion at December 31, 2020, or 62.2% and 63.9% of total deposits, respectively. The main driver of deposit growth has been the increase in Fintech deposits through adding new relationships and continuing to grow current relationships. This growth in Fintech deposits is primarily due to the increasing in gaming deposits, primarily as a result of the increasing number of states legalizing sports gaming. The Company currently expects its Fintech banking to continue to grow.

The following table sets forth the balance of each of the deposit categories as of the periods indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$837,221	$715,791
Interest-bearing demand	698,218	496,502
Savings and money markets	520,998	545,501
Time deposits, including CDs and IRAs	160,116	224,595
Total deposits	$2,216,553	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$14,829	$16,955

Average interest-bearing deposits totaled $1.23 billion during both the three months ended March 31, 2021 and 2020. Average noninterest-bearing deposits totaled $821.9 million during the three months ended March 31, 2021 compared to $332.0 million during the three months ended March 31, 2020.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on the Company's borrowings, please refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital and Stockholders' Equity

During the quarter ended March 31, 2021, stockholders’ equity decreased approximately $3.3 million to $236.7 million. This decrease consists of the redemption of preferred stock of $7.3 million, other comprehensive loss of $4.1 million and cash dividends of $1.2 million. These decreases were offset by net income for the quarter of $8.1 million, common stock options exercised totaling $0.7 million, stock-based compensation of $0.6 million and noncontrolling interest due to acquisition of $0.5 million. With the stockholders’ equity decreasing as noted above, the equity to assets ratio decreased from 10.3% to 8.9% due to a reduction in equity and the $314.6 million increase in total assets during the quarter. The Company paid dividends to common shareholders of $1.2 million in each of the three months ended March 31, 2021 and 2020 compared to earnings of $8.1 million in the three months ended March 31, 2021 versus $1.0 million in the three months ended March 31, 2020, resulting in the dividend payout ratio decreasing from 115.2% in the three months ended March 31, 2020 to 14.3% in the three months ended March 31, 2021.

The Company and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. The Company is exempt from the Federal
Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning the Company’s risk-based capital ratios can be found in Supervision and Regulation in Item 1 – Business and Note 15 – Regulatory Capital Requirements to the consolidated financial statements and accompanying notes contained in the 2020 Form 10-K.

In November 2019, federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The intent of the CBLR is to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e. leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold will increase to 8.5% in 2021 and return to 9% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2021 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR includes the following:

●    Total assets of less than $10 billion;
●    Total trading assets plus liabilities of 5% or less of consolidated assets;
●    Total off-balance sheet exposures of 25% or less of consolidated assets;
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

The Bank's CBLR at March 31, 2021 was 11.3%, which is above the well capitalized standard of 8.5%. Management believes that capital continues to provide a strong base for profitable growth.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the three months ended March 31, 2021, cash provided by financing activities totaled $328.9 million, while outflows from investing activity totaled $263.4 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The Company believes that the current economic climate in its primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 6.2% and 4.5% for March 2021 and 2020, respectively.

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

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia and Northern Virginia markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. The Company evaluates the credit worthiness of each of its customers on a case-by-case basis and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. In accordance with these requirements, the Company implemented a deposit reclassification program that allowed the Company to maintain no such reserve balances as of March 31, 2021 and December 31, 2020.

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

Future Outlook

The Company has invested in the infrastructure to support anticipated future growth in each key area, including personnel, technology and processes to meet the growing compliance requirements in the industry. The Company believes it is well positioned in some of the finest markets in West Virginia and Virginia and will continue to focus on margin improvement; leveraging capital; organic portfolio loan growth; and operating efficiency. The key challenge for the Company in the future is to attract core deposits to fund growth in new markets through continued delivery of outstanding client service coupled with high-quality products and technology. The Company is expanding the treasury services function to support the banking needs of financial and emerging technology companies, which will further enhance core deposits, notably through its expansion of deposit acquisition and fee income strategies through the Fintech division. During 2020 and into 2021, the Company entered into agreements for debit card program sponsorship to further enhance fee income and noninterest income. In addition, the Company continues to expand into the Fintech industry through the acquisition of technology, including a software development team, in order to scale and diversify its banking capabilities.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP required management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

There have been no significant changes to the Company's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in the 2020 Form 10-K.

Recent Accounting Pronouncements and Developments

Recent accounting pronouncements and developments applicable to the Company are described further in Note 1 – Nature of Operations and Basis of Presentation accompanying the consolidated financial statements included elsewhere in this report.

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

At March 31, 2021, the Company is shown in an asset sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. Theoretically, an asset sensitive position is more favorable in a rising rate environment, since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position is theoretically favorable in a declining interest rate environment, since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

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

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy as well as financial markets. The extent and magnitude of the economic slowdown occurring as a result of the COVID-19 pandemic is still unknown. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to the Company’s current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for the pricing of most bonds, loans, borrowings, deposits and other fixed income yield curves. The United States Government Treasury yield curve experienced a large, relatively parallel, downward shift. Given the Company’s asset sensitive position, management expects that net interest income will begin to increase as the curve begins to shift upward. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

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

Item 4 – Controls and Procedures

As of March 31, 2021, the Company carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

During the three months ended March 31, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in the 2020 Form 10-K. There have been no material changes in our risk factors from those disclosed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer purchases of Registered Equity Securities:

There was no share repurchase activity during the three months ended March 31, 2021.

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

MVB Financial Corp.

Date:	May 3, 2021	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	May 3, 2021	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)