Form 10-Q
period 2021-06-30
MVB FINANCIAL CORP
filed 2021-07-29
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of July 28, 2021, the Registrant had 11,812,511 shares of common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing the Company's view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●
the length, severity, magnitude and duration of the Coronavirus Disease (“COVID-19”) pandemic and the direct and indirect impacts of the COVID-19 pandemic, including its impact on the Company’s financial condition and business operations;

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to recent investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks associated with the Company's business;
●	changes in local, national and international political and economic conditions, including without limitation, changes in the political and economic climate, economic conditions and other major developments, including wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	unanticipated changes in the Company's liquidity position, including but not limited to changes in access to sources of liquidity and capital to address its liquidity needs;
●	changes in interest rates;
●	the quality and composition of the loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the discontinued use of the London Inter-bank Offered Rate (“LIBOR”) and the transition to an alternative rate;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, cyber-security, technological changes, vendor problems, business interruptions and fraud risk;
●	failure or circumvention of internal controls;
●	legislation or regulatory changes which adversely affect operations or business, including changes to address the impact of COVID-19 through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic;
●	ability to comply with applicable laws and regulations;

●
changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of future adoption of new Current Expected Credit Losses (“CECL”) standard;

●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels; and
●	other risks and uncertainties detailed in Part I, Item 1A, Risk Factors, in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Certain risk factors that might cause actual results to differ materially from those presented are more fully described in the 2020 Form 10-K, filed with the SEC on March 9, 2021, within Part I, Item 1A, Risk Factors, and from time to time, in the Company's other filings with the Securities and Exchange Commission (“SEC”). Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB Financial,” “MVB” or “the Company” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements. References to the “Bank” refer to the Company's wholly-owned banking subsidiary, MVB Bank, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$25,410	$19,110
Interest-bearing balances with banks	307,361	244,783
Total cash and cash equivalents	332,771	263,893
Certificates of deposit with banks	11,803	11,803
Investment securities available-for-sale	450,772	410,624
Equity securities	32,215	27,585
Loans held-for-sale	—	1,062
Loans receivable	1,697,326	1,453,744
Allowance for loan losses	(24,882)	(25,844)
Loans receivable, net	1,672,444	1,427,900
Premises and equipment, net	21,033	24,936
Bank-owned life insurance	41,762	41,262
Equity method investment	34,771	46,494
Accrued interest receivable and other assets	73,362	73,567
Assets of branches held-for-sale	59,488	—
Goodwill	4,119	2,350
TOTAL ASSETS	$2,734,540	$2,331,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$932,660	$715,791
Interest-bearing	1,296,515	1,266,598
Total deposits	2,229,175	1,982,389
Liabilities of branches held-for-sale	165,750	—
Accrued interest payable and other liabilities	35,274	55,931
Repurchase agreements	11,361	10,266
FHLB and other borrowings	100	—
Subordinated debt	43,480	43,407
Total liabilities	2,485,140	2,091,993

STOCKHOLDERS’ EQUITY
Preferred stock - par value $1,000; 20,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and 733 shares issued and outstanding as December 31, 2020	—	7,334
Common stock - par value $1; 20,000,000 shares authorized; 12,622,075 and 11,774,059 shares issued and outstanding, respectively, as of June 30, 2021 and 12,374,322 and 11,526,306 shares issued and outstanding, respectively, as of December 31, 2020	12,622	12,374
Additional paid-in capital	132,821	129,119
Retained earnings	119,910	105,171
Accumulated other comprehensive income (loss)	(1)	2,226
Treasury stock - 848,016 shares as of June 30, 2021 and December 31, 2020, at cost	(16,741)	(16,741)
Total equity attributable to parent	248,611	239,483
Noncontrolling interest	789	—
Total stockholders' equity	249,400	239,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,734,540	$2,331,476
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$18,753	$20,149	$35,645	$39,088
Interest on deposits with banks	98	80	220	191
Interest on investment securities	625	477	1,256	1,143
Interest on tax-exempt loans and securities	1,357	1,068	2,775	2,051
Total interest income	20,833	21,774	39,896	42,473

INTEREST EXPENSE
Interest on deposits	1,236	3,036	2,284	6,946
Interest on short-term borrowings	52	257	96	840
Interest on subordinated debt	490	23	956	58
Total interest expense	1,778	3,316	3,336	7,844

NET INTEREST INCOME	19,055	18,458	36,560	34,629
Provision (release of allowance) for loan losses	(1,540)	6,596	(922)	7,734
Net interest income after provision (release of allowance) for loan losses	20,595	11,862	37,482	26,895

NONINTEREST INCOME
Payment card and service charge income	1,926	528	3,419	1,078
Mortgage fee income	—	14,944	—	26,163
Insurance and investment services income	247	189	471	396
Gain on sale of available-for-sale securities, net	1,708	554	2,851	830
Gain on sale of equity securities, net	5	30	5	30
Gain on sale of loans, net	1,447	—	2,217	130
Gain on derivatives, net	—	13,435	—	9,873
Holding gain on equity securities, net	699	3	1,214	17
Compliance consulting income	1,868	941	3,149	1,950
Equity method investment income	4,528	—	10,997	—
Gains on acquisition and divestiture activity	—	14,302	—	14,302
Other operating income	1,216	587	1,779	1,594
Total noninterest income	13,644	45,513	26,102	56,363

NONINTEREST EXPENSES
Salaries and employee benefits	13,661	22,659	25,572	38,841
Occupancy expense	1,115	1,187	2,273	2,407
Equipment depreciation and maintenance	1,206	914	2,247	1,791
Data processing and communications	1,420	1,733	2,329	2,896
Mortgage processing	—	890	—	1,741
Marketing, contributions and sponsorships	146	328	211	664
Professional fees	2,450	2,994	4,192	4,325
Insurance, tax and assessment expense	500	566	1,038	1,030
Travel, entertainment, dues and subscriptions	1,204	841	2,088	2,059
Other operating expenses	1,701	1,221	2,571	2,235
Total noninterest expense	23,403	33,333	42,521	57,989
Income before income taxes	10,836	24,042	21,063	25,269
Income tax expense	1,673	6,008	3,842	6,187
Net income before noncontrolling interest	9,163	18,034	17,221	19,082
Net loss attributable to noncontrolling interest	84	—	111	—
Net income attributable to parent	9,247	18,034	17,332	19,082
Preferred dividends	—	115	35	229
Net income available to common shareholders	$9,247	$17,919	$17,297	$18,853

Earnings per common shareholder - basic	$0.79	$1.50	$1.49	$1.58
Earnings per common shareholder - diluted	$0.73	$1.49	$1.39	$1.55
Weighted-average shares outstanding - basic	11,639,237	11,954,813	11,585,059	11,948,790
Weighted-average shares outstanding - diluted	12,612,030	12,011,845	12,449,973	12,156,214

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income before noncontrolling interest	$9,163	$18,034	$17,221	$19,082

Other comprehensive income (loss):

Unrealized holding gain (loss) on securities available-for-sale	3,371	551	(2,960)	1,965
Income tax effect	(790)	(149)	693	(531)

Reclassification adjustment for gain recognized in income	(1,708)	(554)	(2,851)	(830)
Income tax effect	400	150	668	225

Change in defined benefit pension plan	321	(1,001)	2,026	(1,707)
Income tax effect	(75)	270	(474)	461

Reclassification adjustment for amortization of net actuarial loss recognized in income	127	105	254	210
Income tax effect	(30)	(28)	(60)	(57)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	359	960	623	(833)
Income tax effect	(84)	(259)	(146)	225

Total other comprehensive income (loss)	1,891	45	(2,227)	(872)

Comprehensive loss attributable to noncontrolling interest	84	—	111	—

Comprehensive income	$11,138	$18,079	$15,105	$18,210

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2020	733	$7,334	12,374,322	$12,374	$129,119	$105,171	$2,226	848,016	$(16,741)	$239,483	$—	$239,483

Net income	—	—	—	—	—	8,085	—	—	—	8,085	(27)	8,058
Other comprehensive loss	—	—	—	—	—	—	(4,118)	—	—	(4,118)	—	(4,118)
Dividends on common stock ($0.10 per share)	—	—	—	—	—	(1,153)	—	—	—	(1,153)	—	(1,153)
Dividends on preferred stock	—	—	—	—	—	(35)	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	592	—	—	—	—	592	—	592
Redemption of preferred stock	(733)	(7,334)	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Common stock options exercised	—	—	52,584	53	637	—	—	—	—	690	—	690
Restricted stock units issued	—	—	11,155	11	(11)	—	—	—	—	—	—	—
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	500	500
Balance at March 31, 2021	—	$—	12,438,061	$12,438	$130,337	$112,068	$(1,892)	848,016	$(16,741)	$236,210	$473	$236,683

Net income	—	—	—	—	—	9,247	—	—	—	9,247	(84)	9,163
Other comprehensive income	—	—	—	—	—	—	1,891	—	—	1,891	—	1,891
Dividends on common stock ($0.12 per share)	—	—	—	—	—	(1,405)	—	—	—	(1,405)	—	(1,405)
Stock-based compensation	—	—	—	—	692	—	—	—	—	692	—	692
Common stock options exercised	—	—	108,511	108	1,499	—	—	—	—	1,607	—	1,607
Restricted stock units issued	—	—	57,906	58	(58)	—	—	—	—	—	—	—
Minimum tax withholdings on restricted stock units issued	—	—	—	—	(231)	—	—	—	—	(231)	—	(231)
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	400	400
Common stock issued related to Trabian acquisition	—	—	17,597	18	582	—	—	—	—	600	—	600
Balance at June 30, 2021	—	$—	12,622,075	$12,622	$132,821	$119,910	$(1)	848,016	$(16,741)	$248,611	$789	$249,400

	Preferred stock			Common stock			Additional paid-in capital		Retained earnings		Accumulated other comprehensive income (loss)		Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest		Total stockholders' equity
	Shares	Amount		Shares	Amount								Shares	Amount
Balance at December 31, 2019	733	$7,334		11,995,366	$11,995		$122,516		$72,496		$(1,321)		51,077	$(1,084)	$211,936	$—		$211,936

Net income	—	—		—	—		—		1,048		—		—	—	1,048	—		1,048
Other comprehensive loss	—	—		—	—		—		—		(917)		—	—	(917)	—		(917)
Dividends on common stock ($0.09 per share)	—	—		—	—		—		(1,076)		—		—	—	(1,076)	—		(1,076)
Dividends on preferred stock	—	—		—	—		—		(114)		—		—	—	(114)	—		(114)
Stock-based compensation	—	—		—	—		498		—		—		—	—	498	—		498
Common stock options exercised	—	—		2,500	3		35		—		—		—	—	38	—		38
Common stock repurchased	—	—		—	—		—		—		—		16,300	(260)	(260)	—		(260)
Balance at March 31, 2020	733	$7,334	$—	11,997,866	$11,998	$—	$123,049	$—	$72,354	$—	$(2,238)	$—	67,377	$(1,344)	$211,153	$—	$0	$211,153

Net income	—	—		—	—		—		18,034		—		—	—	18,034	—		18,034
Other comprehensive income	—	—		—	—		—		—		45		—	—	45	—		45
Dividends on common stock (0.09 per share)	—	—		—	—		—		(1,076)		—		—	—	(1,076)	—		(1,076)
Dividends on preferred stock	—	—		—	—		—		(115)		—		—	—	(115)	—		(115)
Stock-based compensation	—	—		—	—		627		—		—		—	—	627	—		627
Restricted stock units issued	—	—		48,483	49		(49)		—		—		525	(7)	(7)	—		(7)
Common stock issued related to Paladin acquisition	—	—		19,278	19		221		—		—		—	—	240	—		240
Common stock repurchased	—	—		—	—		—		—		—		29,300	(401)	(401)	—		(401)
Balance at June 30, 2020	733	$7,334		12,065,627	$12,066		$123,848		$89,197		$(2,193)		97,202	$(1,752)	$228,500	$—		$228,500

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income before noncontrolling interest	$17,221	$19,082
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	1,909	638
Net amortization of deferred loan costs	1,322	381
Provision (release of allowance) for loan losses	(922)	7,734
Depreciation and amortization	2,018	1,708
Stock-based compensation	1,284	1,125
Loans originated for sale	(21,867)	(1,334,910)
Proceeds of loans sold	13,693	1,228,772
Holding gain on equity securities	(1,214)	(17)
Mortgage fee income	—	(26,163)
Gain on sale of available-for-sale securities	(2,864)	(830)
Loss on sale of available-for-sale securities	13	—
Gain on sale of equity securities	(5)	(30)
Loss on sale of equity securities	—	—
Gain on sale of loans	(2,217)	(130)
Gains on acquisition and divestiture activity	—	(14,302)
Income on bank-owned life insurance	(500)	(444)
Deferred income taxes	(1,718)	1,280
Equity method investment income	(10,997)	—
Return on equity method investment	22,720	—
Other assets	5,321	(32,452)
Other liabilities	(18,402)	27,841
Net cash from operating activities	4,795	(120,717)
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(144,633)	(51,201)
Maturities/paydowns of available-for-sale investment securities	24,236	37,637
Sales of available-for-sale investment securities	75,316	41,160
Purchases of premises and equipment	(652)	(2,519)
External-use software	(1,805)	—
Loans, net	(288,169)	(55,365)
Purchases of restricted bank stock	(1,044)	(18,615)
Redemptions of restricted bank stock	—	27,982
Purchases of certificates of deposit with banks	—	(497)
Proceeds from sale of other real estate owned	267	4,440
Purchase of equity securities	(3,222)	(1,260)
Sales of equity securities	61	357
Cash paid for acquisitions, net of cash acquired	(772)	(71,372)
Net cash from investing activities	(340,417)	(89,253)
FINANCING ACTIVITIES
Deposits, net	412,486	456,265
Repurchase agreements, net	1,095	(357)
FHLB and other borrowings, net	100	(192,075)
Preferred stock redemption	(7,334)	—
Common stock repurchased	—	(668)
Common stock options exercised	2,297	38
Withholding cash issued in lieu of restricted stock	(231)	—
Cash dividends paid on common stock	(2,558)	(2,152)
Cash dividends paid on preferred stock	(35)	(229)
Net cash from financing activities	405,820	260,822
Increase in cash and cash equivalents	70,198	50,852
Cash and cash equivalents, beginning of period	263,893	28,002
Cash and cash equivalents, end of period (includes $1,320 of cash held-for-sale as of June 30, 2021)	$334,091	$78,854

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$3,389	$10,264
Income taxes	7,942	1,455

Business combination non-cash disclosures:
Assets acquired in business combination (net of cash received)	$739	$87,722
Liabilities assumed in business combination	605	148,731

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interests at acquisition date	$900	$—
Loans transferred to other real estate owned	116	23
Common stock issued related to acquisitions	600	240
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell”, which began doing business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, LLC (“Edge Ventures”). The Company also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and the Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”) and in Flexia Payments, LLC (“Flexia”).

In 2021, Edge Ventures was created as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB. Subsidiaries of Edge Ventures include MVB Technology, LLC (“MVB Technology”) and Victor Technologies, Inc. (“Victor”).

The Company conducts a wide range of business activities, primarily commercial and retail (“CoRe”) banking. The Company also continues to be involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech-related companies. The Company considers Fintech companies as those entities that use technology to electronically move funds.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, its subsidiaries, including the Bank and the Bank’s subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, practices in the banking industry and with instructions to Form 10-Q. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. The consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements included in the 2020 Form 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

In 2021, the Bank entered into agreements to acquire majority interests in both Flexia and in Trabian. Although the Company owns, through its subsidiaries, an 80% interest in each of Flexia and Trabian, the Company is required to consolidate 100% of Flexia and Trabian within the consolidated financial statements. The remaining 20% of each is accounted for separately as noncontrolling interests within the consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where the Company has the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For these investments accounted for under the equity method, the Company records its investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. The Company periodically evaluates these investments for impairment. As of June 30, 2021, the Company holds one equity method investment.

Preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon the best available information and actual results could differ from those estimates. Estimates that are particularly significant to the consolidated financial statements relate to the determination of the allowance for loan losses (“ALL”), purchased credit impaired (“PCI”) loans, derivative instruments, goodwill and deferred tax assets and liabilities.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2020 Form 10-K.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. PCI loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies (“SRCs”). The Company expects to lose its SRC designation beginning in 2022. However, because the Company met the criteria to be an SRC as of the issuance date of this guidance, it is eligible for the delay in effective date and plans to adopt this standard for fiscal years ending after December 15, 2022. The Company expects to recognize a one-time cumulative effect adjustment to the ALL as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, the Company has formed a cross-functional implementation team. The team is working to develop an implementation plan which will include assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. The Company is also in the process of implementing a third-party vendor solution to assist it in the application of this standard. The adoption of this standard could result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, it expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of its loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarified that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. The Company will continue to assess the impact as the reference rate transition occurs.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods indicated:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$43,428	$341	$(567)	$43,202
United States sponsored mortgage-backed securities	87,082	340	(1,186)	86,236
United States treasury securities	106,869	78	(291)	106,656
Municipal securities	191,010	5,517	(278)	196,249
Other debt securities	7,500	—	—	7,500
Total debt securities	435,889	6,276	(2,322)	439,843
Other securities	10,787	178	(36)	10,929
Total investment securities available-for-sale	$446,676	$6,454	$(2,358)	$450,772

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$56,207	$995	$(210)	$56,992
United States sponsored mortgage-backed securities	94,968	972	(171)	95,769
Municipal securities	223,642	8,327	(82)	231,887
Other debt securities	7,500	—	—	7,500
Total debt securities	382,317	10,294	(463)	392,148
Other securities	18,401	146	(71)	18,476
Total investment securities available-for-sale	$400,718	$10,440	$(534)	$410,624

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period indicated:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
After one year, but within five years	87,689	87,564
After five years, but within ten years	59,339	59,499
After ten years	288,861	292,780
Total	$435,889	$439,843

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $232.4 million and $229.4 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve Discount Window.

The Company’s investment portfolio includes securities that are in an unrealized loss position as of June 30, 2021, the details of which are included in the following table. Although these securities, if sold at June 30, 2021, would result in a pretax loss of $2.4 million, the Company has no intention of selling the applicable securities at such fair values and maintains the Company has the ability to hold these securities until all principal has been recovered. It is more likely than not that the Company will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, the Company considers such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, the Company’s ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2021, the Company considers all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe the Company will sustain any material realized losses as a result of the current decline in fair value.

The following tables present investments in an unrealized loss position as of the periods indicated:

	June 30, 2021
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (22)	$23,645	$(498)	$6,493	$(69)
United States sponsored mortgage-backed securities (21)	65,666	(1,177)	1,946	(9)
United States treasury securities (18)	82,564	(291)	—	—
Municipal securities (39)	28,119	(271)	1,049	(7)
Other securities (1)	—	—	1,464	(36)
	$199,994	$(2,237)	$10,952	$(121)

	December 31, 2020
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (27)	$19,021	$(68)	$12,574	$(142)
United States sponsored mortgage-backed securities (9)	15,331	(155)	3,349	(16)
Municipal securities (14)	11,856	(82)	—	—
Other securities (5)	3,947	(71)	—	—
	$50,155	$(376)	$15,923	$(158)

The following table summarizes investment sales, related gains and losses, and unrealized holding gains for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Sales of available-for-sale securities	$34,279	$30,860	$75,316	$41,160
Gains, gross	1,708	554	2,864	830
Losses, gross	—	—	13	—

Sales of equity securities	$61	$357	$61	$357
Gain, gross	5	30	5	30
Losses, gross	—	—	—	—

Unrealized holding gains on equity securities	699	3	1,214	17

Qualified Affordable Housing Projects

The Company has invested, as a limited partner, in three Section 42 affordable housing investment funds. In exchange for these investments, the Company receives its pro-rata share of income, expense, gains and losses, including tax credits, that are received by the projects using the proportional amortization method. As of both June 30, 2021 and December 31, 2020, the Company has recognized, as an investment, $2.8 million in the aggregate between the three affordable housing investment funds and has recognized cumulative losses of $1.4 million and $1.2 million from these funds as of June 30, 2021 and December 31, 2020, respectively.

Note 3 – Loans and Allowance for Loan Losses

Prior to the ICM transaction, the Company routinely generated one-to-four family mortgages for sale into the secondary market. During the three and six months ended June 30, 2020, the Company received sales proceeds of $808.9 million and $1.23 billion, resulting in mortgage fee income of $14.9 million and $26.2 million, respectively. Subsequent to the ICM transaction and during the three and six months ended June 30, 2021, the Company did not receive any sales proceeds or recognize any mortgage fee income related to the sale of one-to-four family mortgages.

The following table presents the components of loans as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial and non-residential real estate	$1,385,849	$1,141,114
Residential real estate	255,935	240,264
Home equity	24,833	30,828
Consumer	10,112	3,156
Total	1,676,729	1,415,362
Purchased credit impaired loans:
Commercial and non-residential real estate	13,860	21,008
Residential real estate	8,851	16,943
Consumer	431	1,488
Total purchased credit impaired loans	23,142	39,439
Total Loans	$1,699,871	$1,454,801
Deferred loan origination costs and (fees), net	(2,545)	(1,057)
Loans receivable	$1,697,326	$1,453,744

The Company currently manages its loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which the Company develops and documents its systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

Commercial business loans – Commercial loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate, and to finance future cash flows of Federal Government lease contracts. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both company originated and purchased participation loans. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties, such as investment properties for retail, office and multifamily with a history of occupancy and cash flow. This segment includes both company originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies, which can adversely impact cash flow.

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

Commercial Small Business Administration (“SBA”) loans – Loans originated through the various SBA programs have become an area of lending focus for the Company. As of June 30, 2021, these loans have not yet been designated as a unique portfolio segment due to the relative insignificance from a loan volume perspective. These loans are currently included within the loan types noted above, based on the purpose of each loan originated. However, it is anticipated that this portfolio will continue to expand through a dedicated SBA lending focus, which the Company continues to monitor. When appropriate, the portfolio segments will be adjusted to segregate the SBA loan portfolio segment from the other commercial loan portfolio segments.

Commercial SBA Paycheck Protection Program (“PPP”) loans –This segment includes the loan originated through the recently created SBA PPP loans. Credit risk is heightened as this SBA program mandates that these loans require no collateral and no guarantors of the loans. However, the loans are backed by a full guaranty of the SBA, so long as the loans were originated in accordance with the program guidelines. Additionally, these loans are eligible for full forgiveness by the SBA so long as the borrowers comply with the program guidelines as it pertains to their eligibility to borrow these funds, as well as their use of the funds.

Residential mortgage loans – This residential real estate subsegment contains permanent and construction mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the borrower’s, and where applicable, the builder's, continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

Home equity lines of credit – This segment includes subsegment for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment also includes loans purchased from a third-party originator which it originates to finance the purchase of personal automotive vehicles. Credit risk is unique in comparison to the Consumer segment as this segment includes only those loans provided to consumers that cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan.

The following table presents impaired loans by class, excluding PCI loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods indicated:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2021
Commercial
Commercial business	$4,938	$841	$2,226	$7,164	$8,711
Commercial real estate	683	243	581	1,264	1,418
Acquisition and development	—	—	1,526	1,526	2,937
Total commercial	5,621	1,084	4,333	9,954	13,066
Residential	—	—	6,966	6,966	7,210
Home equity	69	69	26	95	95
Consumer	—	—	3	3	3
Total impaired loans	$5,690	$1,153	$11,328	$17,018	$20,374

December 31, 2020
Commercial
Commercial business	$3,431	$1,032	$5,653	$9,084	$10,440
Commercial real estate	772	264	944	1,716	1,864
Acquisition and development	—	—	2,534	2,534	3,939
Total commercial	4,203	1,296	9,131	13,334	16,243
Residential	—	—	1,960	1,960	2,232
Home equity	—	—	95	95	95
Consumer	—	—	5	5	5
Total impaired loans	$4,203	$1,296	$11,191	$15,394	$18,575

The following table presents the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the periods indicated:

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial business	$6,361	$—	$—	$4,681	$1	$—
Commercial real estate	2,154	11	12	3,211	26	29
Acquisition and development	347	—	—	2,038	29	—
Total commercial	8,862	11	12	9,930	56	29
Residential	7,282	3	3	2,712	6	4
Home equity	69	—	—	120	—	—
Consumer	3	—	—	—	—	—
Total	$16,216	$14	$15	$12,762	$62	$33

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial business	$6,641	$—	$—	$3,972	$1	$—
Commercial real estate	2,216	22	21	3,054	52	52
Acquisition and development	352	—	—	2,043	57	19
Total commercial	9,209	22	21	9,069	110	71
Residential	4,613	8	7	2,547	11	9
Home equity	69	—	—	110	—	—
Consumer	3	—	—	10	—	—
Total	$13,894	$30	$28	$11,736	$121	$80

As of June 30, 2021, the Bank’s other real estate owned balance totaled $4.3 million, of which $3.2 million was related to the acquisition of The First State Bank (“First State”) in 2020. The Bank held $3.2 million, or 74.4%, of other real estate owned as a result of the foreclosure of 14 unrelated commercial loans. The remaining $1.1 million, or 25.6%, consists of 16 foreclosed residential real estate properties. There are six additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure, with a total recorded investment of $0.5 million as of June 30, 2021. These include four legacy MVB loans totaling $0.2 million and two loans acquired from First State totaling $0.3 million. These loans are included in the table above and have no specific allowance allocated to them.

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

Loans categorized as “Substandard” rated are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Loans categorized as “Doubtful” rated have all the weakness inherent in those classified substandard with the added characteristic that the weakness makes collections or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. However, these loans are not yet rated as loss because certain events may occur which would salvage the debt.

The Special Mention category includes assets that are currently protected but are potentially weak, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Any portion of a loan that has been or is expected to be charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as past due status, bankruptcy, repossession or death, occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Credit Department ensures that a review of all commercial relationships of $1.0 million or greater is performed annually.

Review of the appropriate risk grade is included in both the internal and external loan review process and on an ongoing basis. The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis. Generally, the external consultant reviews larger commercial relationships or criticized relationships. The Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio, excluding PCI loans, summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial
Commercial business	$558,052	$18,893	$13,679	$937	$591,561
Commercial real estate	428,548	24,495	33,781	156	486,980
Acquisition and development	86,891	7,615	4,315	1,184	100,005
SBA PPP	207,303	—	—	—	207,303
Total commercial	1,280,794	51,003	51,775	2,277	1,385,849
Residential	245,794	920	8,666	555	255,935
Home equity	24,289	379	70	95	24,833
Consumer	10,088	21	3	—	10,112
Total Loans	$1,560,965	$52,323	$60,514	$2,927	$1,676,729

December 31, 2020
Commercial
Commercial business	$496,222	$9,529	$17,045	$1,095	$523,891
Commercial real estate	356,544	32,044	34,001	533	423,122
Acquisition and development	80,771	25,001	4,184	2,170	112,126
SBA PPP	81,975	—	—	—	81,975
Total commercial	1,015,512	66,574	55,230	3,798	1,141,114
Residential	236,250	948	2,896	170	240,264
Home equity	30,277	381	144	26	30,828
Consumer	3,124	32	—	—	3,156
Total Loans	$1,285,163	$67,935	$58,270	$3,994	$1,415,362

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the Special Asset Review Committee (“SARC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status unless the Company believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to the principal. All principal and interest due must be paid up-to-date and the Bank is reasonably sure of future satisfactory payment performance to remove a loan from non-accrual status. Usually, this requires the receipt of six consecutive months of regular, on-time payments. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or SARC.

The following table presents the classes of the loan portfolio, excluding PCI loans, summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
June 30, 2021
Commercial
Commercial business	$590,008	$626	$—	$927	$1,553	$591,561	$6,778	$—
Commercial real estate	486,692	132	—	156	288	486,980	506	—
Acquisition and development	98,562	—	—	1,443	1,443	100,005	1,527	—
SBA PPP	207,303	—	—	—	—	207,303	—	—
Total commercial	1,382,565	758	—	2,526	3,284	1,385,849	8,811	—
Residential	248,736	829	236	6,134	7,199	255,935	6,592	—
Home equity	24,660	48	30	95	173	24,833	95	—
Consumer	10,109	3	—	—	3	10,112	3	—
Total Loans	$1,666,070	$1,638	$266	$8,755	$10,659	$1,676,729	$15,501	$—

December 31, 2020
Commercial
Commercial business	$521,799	$1,040	$33	$1,019	$2,092	$523,891	$8,601	$—
Commercial real estate	422,343	34	212	533	779	423,122	944	—
Acquisition and development	109,686	—	—	2,440	2,440	112,126	2,534	—
SBA PPP	81,975	—	—	—	—	81,975	—	—
Total commercial	1,135,803	1,074	245	3,992	5,311	1,141,114	12,079	—
Residential	235,420	2,058	1,969	817	4,844	240,264	1,534	—
Home equity	30,369	289	75	95	459	30,828	95	—
Consumer	3,156	—	—	—	—	3,156	5	—
Total Loans	$1,404,748	$3,421	$2,289	$4,904	$10,614	$1,415,362	$13,713	$—

An ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on the outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans, excluding the PCI loans acquired from First State, were $1.3 million and $2.0 million, while the related reserves were $0.1 million and $0.1 million as of June 30, 2021 and December 31, 2020. Such collectively evaluated impaired loans are included in total loans individually evaluated for impairment and in total impaired loans.

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

Bank management analyzed the portfolios of letters of credit, non-revolving lines of credit and revolving lines of credit and based its calculation to estimate the liability for off-balance sheet credit exposures on the expectation of future advances of each loan category. Letters of credit were determined to be highly unlikely to advance since they are generally in place only to ensure various forms of performance of the borrowers. In the Bank’s history, there have been no letters of credit drawn upon. In addition, many of the letters of credit are cash secured and do not warrant an allocation. Non-revolving lines of credit were determined to be highly likely to advance as these are typically construction lines. Meanwhile, the likelihood of revolving lines of credit advancing varies with each individual borrower. Therefore, the future usage of each line was estimated based on the average line utilization of the revolving line of credit portfolio as a whole.

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in a similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2021 and December 31, 2020, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $0.6 million.

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

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at March 31, 2021	$24,279	$1,513	$283	$49	$26,124
Charge-offs	—	—	—	—	—
Recoveries	204	—	4	—	208
Provision (release)	(1,824)	(150)	(3)	527	(1,450)
ALL balance at June 30, 2021	$22,659	$1,363	$284	$576	$24,882

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2020	$24,033	$1,378	$298	$51	$25,760
Charge-offs	(265)	—	—	—	(265)
Recoveries	214	—	8	3	225
Provision (release)	(1,323)	(15)	(22)	522	(838)
ALL balance at June 30, 2021	$22,659	$1,363	$284	$576	$24,882
Individually evaluated for impairment	$1,084	$—	$69	$—	$1,153
Collectively evaluated for impairment	$21,575	$1,363	$215	$576	$23,729

The following table presents the primary segments of the Company's loan portfolio, excluding PCI loans, as of the period indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
June 30, 2021
Individually evaluated for impairment	$9,954	$6,966	$95	$3	$17,018
Collectively evaluated for impairment	1,375,895	248,969	24,738	10,109	1,659,711
Total Loans	$1,385,849	$255,935	$24,833	$10,112	$1,676,729

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at March 31, 2020	$9,597	$1,272	$236	$56	$11,161
Charge-offs	—	—	(23)	—	(23)
Recoveries	6	—	2	—	8
Provision	5,798	574	49	2	6,423
ALL balance at June 30, 2020	$15,401	$1,846	$264	$58	$17,569

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,756)	—	(23)	—	(1,779)
Recoveries	6	—	4	2	12
Provision (release)	7,053	574	(44)	(22)	7,561
ALL balance at June 30, 2020	$15,401	$1,846	$264	$58	$17,569
Individually evaluated for impairment	$1,547	$—	$—	$—	$1,547
Collectively evaluated for impairment	$13,854	$1,846	$264	$58	$16,022

The following table presents the primary segments of the Company's loan portfolio, excluding PCI loans, as of the period indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
June 30, 2020
Individually evaluated for impairment	$14,372	$3,082	$102	$—	$17,556
Collectively evaluated for impairment	1,113,420	276,544	37,281	3,525	1,430,770
Total Loans	$1,127,792	$279,626	$37,383	$3,525	$1,448,326

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Troubled Debt Restructurings

At June 30, 2021 and December 31, 2020, the Bank had specific reserve allocations for troubled debt restructurings (“TDRs”) of $0.7 million and $0.6 million, respectively. Loans considered to be troubled debt restructured loans totaled $8.1 million and $10.2 million as of June 30, 2021 and December 31, 2020, respectively. Of these totals, $1.5 million and $1.6 million, respectively, represent accruing troubled debt restructured loans and represent 9% and 10%, respectively, of total impaired loans. Meanwhile, as of June 30, 2021, $2.7 million represent four loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, totaling $2.1 million, is a commercial loan, and the other three of these loans, totaling $0.6 million, are commercial acquisition and development loans that were considered TDRs due to extended interest-only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of June 30, 2021 and December 31, 2020.

During the six months ended June 30, 2021, no additional loans were classified as TDRs and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms. For the three and six months ended June 30, 2020, the following tables present the new TDRs as of the period indicated:

	Three Months Ended June 30,
	2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial business	3	$6,083	$6,083
Total commercial	3	6,083	6,083
Residential	1	87	87
Total	4	$6,170	$6,170

	Six Months Ended June 30,
	2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial business	5	$6,237	$6,232
Commercial real estate	2	159	159
Total commercial	7	6,396	6,391
Residential	1	87	87
Total	8	$6,483	$6,478

The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Purchased Credit Impaired Loans

As a result of the acquisition of First State, the Company has PCI loans. The following table presents the carrying amount of the PCI loan portfolio as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial	$13,860	$21,008
Residential	8,851	16,943
Consumer	431	1,488
Outstanding balance	$23,142	$39,439
Carrying amount, net of allowance	$23,142	$39,355

The following table presents the accretable yield, or income expected to be collected, as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Beginning balance	$8,313	$—
New loans purchased	—	11,746
Accretion of income	(1,960)	(2,945)
Other changes in expected cash flows	922	(488)
Ending balance	$7,275	$8,313

There were no PCI loans purchased during the three or six months ended June 30, 2021. Income is not recognized on PCI loans if the Company cannot reasonably estimate cash flows expected to be collected and, as of June 30, 2021, the Company held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the PCI loan portfolio as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at March 31, 2021	$90	$—	$90
Release	(90)	—	(90)
ALL balance at June 30, 2021	$—	$—	$—

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at December 31, 2020	$—	$84	$84
Release	—	(84)	(84)
ALL balance at June 30, 2021	$—	$—	$—
Collectively evaluated for impairment	$—	$—	$—

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at March 31, 2020	$—	$—	$—
Provision	121	52	173
ALL balance at June 30, 2020	$121	$52	$173

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at December 31, 2019	$—	$—	$—
Provision	121	52	173
ALL balance at June 30, 2020	$121	$52	$173
Collectively evaluated for impairment	$121	$52	$173

For the PCI loan portfolio disclosed above, the Company decreased the ALL by $0.1 million and $0.1 million during the three and six months ended June 30, 2021, respectively. During the same periods of 2020, the Company increased the ALL for the PCI loan portfolio by $0.2 million and $0.2 million, respectively.

As of June 30, 2021, the loans in the Company's PCI portfolio were all collectively evaluated for impairment and are segmented into three categories: commercial loans totaling $13.9 million, residential loans totaling $8.9 million, and consumer loans totaling $0.4 million, for a portfolio total of $23.1 million.

The following table presents the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2021
Commercial
Commercial business	$6,828	$614	$426	$3,358	$11,226
Commercial real estate	594	2	—	1,663	2,259
Acquisition and development	140	—	—	235	375
Total commercial	7,562	616	426	5,256	13,860
Residential	6,659	87	1,130	975	8,851
Consumer	429	—	—	2	431
Total Loans	$14,650	$703	$1,556	$6,233	$23,142

December 31, 2020
Commercial
Commercial business	$12,263	$136	$345	$4,860	$17,604
Commercial real estate	982	3	263	21	1,269
Acquisition and development	1,900	—	—	235	2,135
Total commercial	15,145	139	608	5,116	21,008
Residential	15,157	—	1,665	121	16,943
Consumer	1,256	—	—	232	1,488
Total Loans	$31,558	$139	$2,273	$5,469	$39,439

The following table presents the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
June 30, 2021
Commercial
Commercial business	$6,400	$373	$284	$4,169	$4,826	$11,226
Commercial real estate	551	—	—	1,708	1,708	2,259
Acquisition and development	—	—	—	375	375	375
Total commercial	6,951	373	284	6,252	6,909	13,860
Residential	6,272	212	71	2,296	2,579	8,851
Consumer	429	—	—	2	2	431
Total Loans	$13,652	$585	$355	$8,550	$9,490	$23,142

December 31, 2020
Commercial
Commercial business	$16,264	$71	$65	$1,204	$1,340	$17,604
Commercial real estate	1,157	—	—	112	112	1,269
Acquisition and development	2,135	—	—	—	—	2,135
Total commercial	19,556	71	65	1,316	1,452	21,008
Residential	13,714	710	145	2,374	3,229	16,943
Consumer	1,245	3	1	239	243	1,488
Total Loans	$34,515	$784	$211	$3,929	$4,924	$39,439

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

PPP Loans and CARES Act Deferrals

The Company actively participated in the PPP as a lender, evaluating other programs available to assist its clients and providing deferrals consistent with GSE guidelines. The Company originated 733 PPP loans with outstanding balances of $64.3 million through our internal commercial team and originated PPP loans totaling $143.0 million through our partnership with a Fintech company as of June 30, 2021.

As of June 30, 2021, commercial loans totaling $34.7 million and mortgage loans totaling $8.4 million were approved for COVID-19 related modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Land	$3,936	$3,936
Buildings and improvements	11,629	14,350
Furniture, fixtures and equipment	16,612	17,669
Construction in progress	538	28
Leasehold improvements	3,079	3,079
	35,794	39,062
Accumulated depreciation	(14,761)	(14,126)
Net premises and equipment	$21,033	$24,936

The Company leases certain premises and equipment under operating and finance leases.

At June 30, 2021, the Company had lease liabilities totaling $18.0 million, of which $17.9 million was related to operating leases and $0.1 million was related to finance leases, and right-of-use assets totaling $17.1 million, of which $16.8 million was related to operating leases and $0.3 million was related to finance leases, related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2021, the weighted-average remaining lease term for finance leases was 1.9 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.3%. At June 30, 2021, the weighted-average remaining lease term for operating leases was 12.5 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.9%.

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

The following table presents lease costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Amortization of right-of-use assets, finance leases	$14	$18	$28	$36
Interest on lease liabilities, finance leases	—	1	1	2
Operating lease cost	477	577	954	1,121
Short-term lease cost	2	12	3	26
Variable lease cost	9	10	19	20
Total lease cost	$502	$618	$1,005	$1,205

The following table presents future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2021:

(Dollars in thousands)	Finance Leases	Operating Leases
2021	$59	$1,820
2022	14	1,822
2023	5	1,724
2024	5	1,705
2025	1	1,722
2026 and thereafter	—	13,001
Total future minimum lease payments	$84	$21,794
Less: Amounts representing interest	(1)	(3,921)
Present value of net future minimum lease payments	$83	$17,873

Note 5 – Equity Method Investment

In the third quarter of 2020, the Company acquired a portion of ICM, a direct mortgage lender, and recognizes its ownership as an equity method investment initially recorded at fair value and subsequently adjusted for the Company's share of ICM's earnings. In accordance with Rule 8-03(b)(3) of Regulation S-X, the Company must assess whether its equity method investment is a significant equity method investment. In evaluating the significance of this investment, the Company performed the income, asset and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the income test, the Company’s proportionate share of its equity method investee's aggregated net income exceeded the applicable threshold of 20%, and accordingly, it is required to provide summarized income statement information for this investee for all periods presented. The Company's share of net income from its equity method investment totaled $4.5 million and $11.0 million for the three and six months ended June 30, 2021.

The following table presents summarized income statement information for the Company's equity method investment for the period indicated. As ICM did not exist prior to July 1, 2020, no historical financial information is presented.

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2021	2021
Total revenues	$40,080	$90,877
Net income	10,921	$26,785

Gain on sale of loans	$44,308	$91,902
Volume of loans sold	$1,492,309	$3,270,399

As of June 30, 2021 and December 31, 2020, the mortgage pipeline was $1.24 billion and $1.54 billion, respectively.

Note 6 – Deposits

The following table presents the components of deposits as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$932,660	$715,791
Interest-bearing demand	669,036	496,502
Savings and money markets	457,126	545,501
Time deposits, including CDs and IRAs	170,353	224,595
Total deposits	$2,229,175	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$14,601	$16,955

The following table presents the maturities of time deposits for the twelve months ended June 30,:

(Dollars in thousands)
2022	$125,220
2023	27,888
2024	12,435
2025	3,917
2026	893
Total	$170,353

As of June 30, 2021, overdrawn deposit accounts totaling $0.3 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. As of June 30, 2021, the Bank's maximum borrowing capacity with the FHLB was $480.1 million and the remaining borrowing capacity was $468.8 million, with the difference being deposit letters of credit.

The Bank also maintains borrowing capacity with the Federal Reserve Bank under the discount window program, with the Federal Reserve Board under the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”) program in the amount of the outstanding pledged PPP loans, and with commercial banks for their excess reserves borrowed on an overnight basis as Federal Funds (“Fed Funds”) purchased. All borrowings under the PPPLF program have been repaid in full as of June 30, 2021.

Short-term borrowings

As of June 30, 2021, the Bank had borrowed $0.1 million under Fed Funds purchased. As of December 31, 2020, no amounts were outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at end of period	$100	$—
Average balance during the period	50,901	68,407
Maximum month-end balance	130,047	154,248
Weighted-average rate during the period	0.35%	0.58%
Weighted-average rate at end of period	0.33%	—%
Long-term borrowings

As of June 30, 2021 and December 31, 2020, the Bank had no long-term borrowings with the FHLB or the Federal Reserve.

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase (“repurchase agreements”) with clients representing funds deposited by clients, on an overnight basis, that are collateralized by investment securities owned by the Company. Repurchase agreements with clients are included in the borrowings section on the consolidated balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between the Company and the client and are accounted for as secured borrowings. The Company’s repurchase agreements reflected in liabilities consist of client accounts and securities which are pledged on an individual security basis.

The Company monitors the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected in the amount of cash received in connection with the transaction. The primary risk with the Company’s repurchase agreements is the market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

All of the Company’s repurchase agreements were overnight agreements at June 30, 2021 and December 31, 2020. These borrowings were collateralized with investment securities with a carrying value of $11.8 million and $10.7 million at June 30, 2021 and December 31, 2020, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at end of period	$11,361	$10,266
Average balance during the period	10,542	9,856
Maximum month-end balance	11,361	10,505
Weighted-average rate during the period	0.15%	0.23%
Weighted-average rate at end of period	0.12%	0.14%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at end of period	$43,480	$43,407
Average balance during the period	43,444	7,568
Maximum month-end balance	43,480	43,524
Weighted-average rate during the period	4.44%	3.45%
Weighted-average rate at end of period	4.01%	4.02%

In November 2020, the Company completed the private placement of $40 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030 and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The weighted-average rate during the period shown in the table above for the six months ended June 30, 2021 exceeds the coupon rate of the subordinated debt due to the impact of the amortization of the issuance costs to interest expense.

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

All subordinated debt matures in 2030.

Note 8 – Pension and Supplemental Executive Retirement Plans

The Company participates in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. Accruals under the Plan were frozen as of May 31, 2014. Freezing the plan resulted in a remeasurement of the pension obligations and plan assets as of the freeze date. The pension obligation was remeasured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.5%.

On June 19, 2017, the Company and MVB Mortgage approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.2 million as of June 30, 2021 and $1.2 million as of December 31, 2020. Service cost was $0.01 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.02 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents information pertaining to the activity in the Company’s defined benefit plan, using the latest available actuarial valuations with a measurement date of June 30, 2021 and 2020 for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	78	91	156	182
Expected return on plan assets	(118)	(109)	(236)	(218)
Amortization of net actuarial loss	127	105	254	210
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$87	$87	$174	$174
Contributions paid	$—	$119	$3,835	$468

Note 9 – Stock Offerings

In December 2020, the Company issued a notice of redemption to redeem all of the Company’s outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and all of the Company’s outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock, together with the Series B Preferred Stock, referred to herein as the “Preferred Stock”), at a redemption price per share equal to $10,000, plus declared and unpaid dividends of $46.03 per share of Series B Preferred Stock, and $49.86 per share of Series C Preferred Stock, for the period from and including December 31, 2020, to but excluding January 28, 2021, the date of redemption (the “Preferred Stock Redemption”). The Preferred Stock Redemption is in accordance with the terms of the Company’s Articles of Incorporation, as amended. All outstanding shares of the Company's preferred stock were redeemed in January 2021.

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions. Pursuant to the agreement, a portion of the Bank's purchase consideration for Trabian included 17,597 unregistered shares of MVB common stock. For more information regarding the Trabian acquisition, see Note 15 – Acquisitions.

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company’s financial instruments as of the periods indicated:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2021
Financial Assets:
Cash and cash equivalents	$332,771	$332,771	$332,771	$—	$—
Certificates of deposit with banks	11,803	11,943	—	11,943	—
Securities available-for-sale	450,772	450,772	—	411,002	39,770
Equity securities	32,215	32,215	447	—	31,768
Loans receivable, net	1,672,444	1,684,871	—	—	1,684,871
Mortgage servicing rights	2,759	2,759	—	—	2,759
Interest rate swap	9,447	9,447	—	9,447	—
Fair value hedge	1,942	1,942	—	1,942	—
Accrued interest receivable	8,312	8,312	—	2,413	5,899
Bank-owned life insurance	41,762	41,762	—	41,762	—

Financial Liabilities:
Deposits	$2,229,175	$2,186,598	$—	$2,186,598	$—
Repurchase agreements	11,361	11,361	—	11,361	—
FHLB and other borrowings	100	100	—	100	—
Interest rate swap	9,447	9,447	—	9,447	—
Fair value hedge	1,384	1,384	—	1,384	—
Accrued interest payable	517	517	—	517	—
Subordinated debt	43,480	45,837	—	45,837	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$263,893	$263,893	$263,893	$—	$—
Certificates of deposits with banks	11,803	11,986	—	11,986	—
Securities available-for-sale	410,624	410,624	—	366,945	43,679
Equity securities	27,585	27,585	472	—	27,113
Loans held-for-sale	1,062	1,062	—	1,062	—
Loans receivable, net	1,427,900	1,434,275	—	—	1,434,275
Mortgage servicing rights	2,942	2,942	—	—	2,942
Interest rate swap	13,822	13,822	—	13,822	—
Fair value hedge	2,215	2,215	—	2,215
Accrued interest receivable	7,793	7,793	—	2,770	5,023
Bank-owned life insurance	41,262	41,262	—	41,262	—

Financial liabilities:
Deposits	$1,982,389	$1,964,860	$—	$1,964,860	$—
Repurchase agreements	10,266	10,266	—	10,266	—
Interest rate swap	13,822	13,822	—	13,822	—
Fair value hedge	2,141	2,141	—	2,141	—
Accrued interest payable	572	572	—	572	—
Subordinated debt	43,407	45,536	—	45,536	—

Note 11 – Fair Value Measurements

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the 2020 Form 10-K.

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

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, United States Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government-sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three and six months ended June 30, 2021. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. The Company classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on both a recurring and nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and six months ended June 30, 2021. Valuation techniques are consistent with techniques used in prior periods.

Loans held-for-sale – The fair value of mortgage loans held-for-sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants.

Interest rate swap – Interest rate swaps are recorded at fair value based on third-party vendors who compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data.

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

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$43,202	$—	$43,202
United States sponsored mortgage-backed securities	—	86,236	—	86,236
United States treasury securities	106,656	—	—	106,656
Municipal securities	—	156,479	39,770	196,249
Other securities	—	10,929	—	10,929
Equity securities	447	—	—	447
Interest rate swap	—	9,447	—	9,447
Fair value hedge	—	1,942	—	1,942
Liabilities:
Interest rate swap	—	9,447	—	9,447
Fair value hedge	—	1,384	—	1,384

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$56,992	$—	$56,992
United States sponsored mortgage-backed securities	—	95,769	—	95,769
Municipal securities	—	188,208	43,679	231,887
Other securities	—	18,476	—	18,476
Equity securities	472	—	—	472
Loans held-for-sale	—	1,062	—	1,062
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,215	—	2,215
Liabilities:
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,141	—	2,141

The following table represents recurring Level III assets as of the periods indicated:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Total
Balance at March 31, 2021	$—	$40,272	$40,272
Realized and unrealized gains included in earnings	—	1	1
Purchase of securities	—	627	627
Maturities/calls	—	(1,241)	(1,241)
Unrealized gain included in other comprehensive income (loss)	—	3,293	3,293
Unrealized loss included in other comprehensive income (loss)	—	(3,182)	(3,182)
Balance at June 30, 2021	$—	$39,770	$39,770

Balance at December 31, 2020	$—	$43,679	$43,679
Realized and unrealized gains included in earnings	—	20	20
Purchase of securities	—	1,818	1,818
Maturities/calls	—	(5,174)	(5,174)
Unrealized gain included in other comprehensive income (loss)	—	4,420	4,420
Unrealized loss included in other comprehensive income (loss)	—	(4,993)	(4,993)
Balance at June 30, 2021	$—	$39,770	$39,770

Balance at March 30, 2020	$5,791	$36,626	$42,417
Realized and unrealized losses included in earnings	1,547	—	1,547
Purchase of securities	—	20,258	20,258
Maturities/calls	—	(15,513)	(15,513)
Unrealized gain included in other comprehensive income (loss)	—	1,366	1,366
Unrealized loss included in other comprehensive income (loss)	—	(2,280)	(2,280)
Balance at June 30, 2020	$7,338	$40,457	$47,795

Balance at December 31, 2019	$1,660	$37,259	$38,919
Realized and unrealized gains included in earnings	5,678	—	5,678
Purchase of securities	—	20,780	20,780
Maturities/calls	—	(15,513)	(15,513)
Unrealized gain included in other comprehensive income (loss)	—	1,645	1,645
Unrealized loss included in other comprehensive income (loss)	—	(3,714)	(3,714)
Balance at June 30, 2020	$7,338	$40,457	$47,795

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

Impaired loans – Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate-related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains a current external appraisal.

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

The following table presents the fair value of these assets as of the periods indicated:

	June 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$15,865	$15,865
Other real estate owned	—	—	4,256	4,256

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,098	$14,098
Other real estate owned	—	—	5,730	5,730

There were no changes to the fair value of other debt securities or equity securities measured on a nonrecurring basis as of June 30, 2021.

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods indicated:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2021
Nonrecurring measurements:
Impaired loans	$15,865	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$4,256	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities [5]	$39,770	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

December 31, 2020
Nonrecurring measurements:
Impaired loans	$14,098	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$5,730	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities [5]	$43,679	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

1 Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level III inputs that are not identifiable.
2 Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
3 Fair value is determined through independent analysis of liquidity, rating, yield and duration.
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

The following table presents the Company's calculation of EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except shares and per share data)	2021	2020	2021	2020
Numerator for basic earnings per share:
Net income	$9,247	$18,034	$17,332	$19,082
Less: Dividends on preferred stock	—	115	35	229
Net income available to common shareholders - basic	$9,247	$17,919	$17,297	$18,853

Numerator for diluted earnings per share:
Net income available to common shareholders - diluted	$9,247	$17,919	$17,297	$18,853

Denominator:
Total weighted-average shares outstanding	11,639,237	11,954,813	11,585,059	11,948,790
Effect of dilutive stock options and restricted stock units	972,793	57,032	864,914	207,424
Total diluted weighted-average shares outstanding	12,612,030	12,011,845	12,449,973	12,156,214

Earnings per share - basic	$0.79	$1.50	$1.49	$1.58
Earnings per share - diluted	$0.73	$1.49	$1.39	$1.55

Stock options not included in the computation of diluted EPS because the effect would be antidilutive	113,083	858,589	113,083	858,589

Note 13 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Unrealized holding gains	$1,708	$554	$2,851	$830	Gain (loss) on sale of available-for-sale securities
	1,708	554	2,851	830	Total before tax
	(400)	(150)	(668)	(225)	Income tax effect
	1,308	404	2,183	605	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(127)	(105)	(254)	(210)	Salaries and benefits
	(127)	(105)	(254)	(210)	Total before tax
	30	28	59	57	Income tax effect
	(97)	(77)	(195)	(153)	Net of tax
Investment hedge
Carrying value adjustment	(359)	(960)	(623)	833	Interest on investment securities
	(359)	(960)	(623)	833	Total before tax
	84	259	146	(225)	Income tax effect
	(275)	(701)	(477)	608	Net of tax

Total reclassifications	$936	$(374)	$1,511	$1,060

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at March 31, 2021	$1,863	$(3,644)	$(111)	$(1,892)
Other comprehensive income before reclassification	2,581	246	—	2,827
Amounts reclassified from AOCI	(1,308)	97	275	(936)
Net current period OCI	1,273	343	275	1,891
Balance at June 30, 2021	$3,136	$(3,301)	$164	$(1)

Balance at December 31, 2020	7,586	(5,047)	(313)	2,226
Other comprehensive income (loss) before reclassification	(2,267)	1,551	—	(716)
Amounts reclassified from AOCI	(2,183)	195	477	(1,511)
Net current period OCI	(4,450)	1,746	477	(2,227)
Balance at June 30, 2020	$3,136	$(3,301)	$164	$(1)

Balance at March 31, 2020	$3,773	$(4,734)	$(1,277)	$(2,238)
Other comprehensive income (loss) before reclassification	402	(731)	—	(329)
Amounts reclassified from AOCI	(404)	77	701	374
Net current period OCI	(2)	(654)	701	45
Balance at June 30, 2020	$3,771	$(5,388)	$(576)	$(2,193)

Balance at December 31, 2019	2,942	(4,295)	32	(1,321)
Other comprehensive income (loss) before reclassification	1,434	(1,246)	—	188
Amounts reclassified from AOCI	(605)	153	(608)	(1,060)
Net current period OCI	829	(1,093)	(608)	(872)
Balance at June 30, 2020	$3,771	$(5,388)	$(576)	$(2,193)

Note 14 – Segment Reporting

The Company has identified three reportable segments: CoRe banking; mortgage banking; and financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. The Fintech division, Chartwell and Paladin Fraud reside in the CoRe banking segment. Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage loan origination process. Prior to July 1, 2020, the mortgage banking services were conducted by PMG. In July 2020, the Company announced the completion of PMG’s combination with Intercoastal to form ICM. The Company has recognized its ownership of ICM as an equity method investment, initially recorded at fair value. Income related to this equity method investment is included in the Mortgage Banking segment. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods indicated:

Three Months Ended June 30, 2021	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$20,736	$98	$—	$(1)	$20,833
Interest expense	1,290	—	490	(2)	1,778
Net interest income	19,446	98	(490)	1	19,055
Provision (release of allowance) for loan losses	(1,540)	—	—	—	(1,540)
Net interest income after provision (release of allowance) for loan losses	20,986	98	(490)	1	20,595

Total noninterest income	9,986	4,546	2,309	(3,197)	13,644

Noninterest Expenses:
Salaries and employee benefits	10,384	—	3,277	—	13,661
Other expense	11,578	23	1,337	(3,196)	9,742
Total noninterest expenses	21,962	23	4,614	(3,196)	23,403

Income (loss) before income taxes	9,010	4,621	(2,795)	—	10,836
Income tax expense (benefit)	1,168	1,120	(615)	—	1,673
Net income (loss) before noncontrolling interest	7,842	3,501	(2,180)	—	9,163
Net loss attributable to noncontrolling interest	84	—	—	—	84
Net income (loss) attributable to parent	$7,926	$3,501	$(2,180)	$—	$9,247
Preferred stock dividends	—	—	—	—	—
Net income (loss) available to common shareholders	$7,926	$3,501	$(2,180)	$—	$9,247

Capital expenditures for the three months ended June 30, 2021	$694	$22	$—	$—	$716
Total assets as of June 30, 2021	2,758,741	49,767	295,735	(369,703)	2,734,540
Total assets as of December 31, 2020	2,343,556	58,140	284,943	(355,163)	2,331,476
Goodwill as of June 30, 2021	4,119	—	—	—	4,119
Goodwill as of December 31, 2020	2,350	—	—	—	2,350

Three Months Ended June 30, 2020	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$19,182	$3,538	$1	$(947)	$21,774
Interest expense	3,027	1,517	23	(1,251)	3,316
Net interest income	16,155	2,021	(22)	304	18,458
Provision (release of allowance) for loan losses	6,598	(2)	—	—	6,596
Net interest income after provision (release of allowance) for loan losses	9,557	2,023	(22)	304	11,862

Total noninterest income	17,832	28,562	1,679	(2,560)	45,513

Noninterest Expense:
Salaries and employee benefits	6,170	13,584	2,905	—	22,659
Other expense	9,124	2,315	1,491	(2,256)	10,674
Total noninterest expenses	15,294	15,899	4,396	(2,256)	33,333

Income (loss) before income taxes	12,095	14,686	(2,739)	—	24,042
Income tax expense (benefit)	2,880	3,800	(672)	—	6,008
Net income (loss)	$9,215	$10,886	$(2,067)	$—	$18,034
Preferred stock dividends	—	—	115	—	115
Net income (loss) available to common shareholders	$9,215	$10,886	$(2,182)	$—	$17,919

Capital expenditures for the three months ended June 30, 2020	$1,105	$30	$—	$—	$1,135

Six Months Ended June 30, 2021	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$39,695	$202	$1	$(2)	$39,896
Interest expense	2,382	—	956	(2)	3,336
Net interest income	37,313	202	(955)	—	36,560
Provision (release of allowance) for loan losses	(920)	(2)	—	—	(922)
Net interest income after provision (release of allowance) for loan losses	38,233	204	(955)	—	37,482

Total noninterest income	16,423	10,953	3,890	(5,164)	26,102

Noninterest Expenses:
Salaries and employee benefits	19,226	—	6,346	—	25,572
Other expense	19,607	86	2,420	(5,164)	16,949
Total noninterest expenses	38,833	86	8,766	(5,164)	42,521

Income (loss) before income taxes	15,823	11,071	(5,831)	—	21,063
Income tax expense (benefit)	2,317	2,684	(1,159)	—	3,842
Net income (loss) before noncontrolling interest	13,506	8,387	(4,672)	—	17,221
Net loss attributable to noncontrolling interest	111	—	—	—	111
Net income (loss) attributable to parent	$13,617	$8,387	$(4,672)	$—	$17,332
Preferred stock dividends	—	—	35	—	35
Net income (loss) available to common shareholders	$13,617	$8,387	$(4,707)	$—	$17,297

Capital expenditures for the six months ended June 30, 2021	$2,630	$22	$—	$—	$2,652

Six Months Ended June 30, 2020	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$37,956	$5,956	$2	$(1,441)	$42,473
Interest expense	6,865	2,904	58	(1,983)	7,844
Net interest income	31,091	3,052	(56)	542	34,629
Provision for loan losses	7,730	4	—	—	7,734
Net interest income (loss) after provision for loan losses	23,361	3,048	(56)	542	26,895

Total noninterest income	21,288	36,347	3,183	(4,455)	56,363

Noninterest Expenses:
Salaries and employee benefits	12,036	21,468	5,337	—	38,841
Other expense	15,783	4,712	2,566	(3,913)	19,148
Total noninterest expenses	27,819	26,180	7,903	(3,913)	57,989

Income (loss) before income taxes	16,830	13,215	(4,776)	—	25,269
Income tax expense (benefit)	3,892	3,451	(1,156)	—	6,187
Net income (loss)	$12,938	$9,764	$(3,620)	$—	$19,082
Preferred stock dividends	—	—	229	—	229
Net income (loss) available to common shareholders	$12,938	$9,764	$(3,849)	$—	$18,853

Capital expenditures for the three months ended June 30, 2020	$2,400	$99	$20	$—	$2,519

Note 15 – Acquisitions

Flexia Payments, LLC

In February 2021, the Bank entered into an agreement to acquire an 80% interest in Flexia. The Bank invested approximately $2.5 million for the 80% interest. At the time of acquisition, Flexia had no assets or liabilities. Soon after the Bank's investment, Flexia purchased a license for technology that allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card and to utilize them for non-cash transactions at participating casinos, for approximately $1 million for exclusive use in the United States and Canada. On the acquisition date, $0.5 million was recorded on the consolidated balance sheet for the 20% noncontrolling interest.

Trabian Technology, Inc.

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions. Pursuant to the agreement, the Bank invested approximately $1.6 million, including unregistered shares of MVB common stock, for the 80% interest. At the time of acquisition, Trabian had assets totaling $0.8 million and liabilities totaling $0.6 million. As a result of the transaction, the Bank recorded goodwill of $1.8 million and intangible assets related to Trabian's customer relationships and trade name totaling $0.6 million. On the acquisition date, $0.4 million was recorded on the consolidated balance sheet for the 20% noncontrolling interest.

Note 16 – Subsequent Event

Sale of South Market, WV Branches

In July 2021, the Bank completed the previously announced sale of certain assets and liabilities of four branch locations in West Virginia. Pursuant to the terms of the Purchase and Assumption Agreement between the Bank and Summit Community Bank, Inc. (“Summit”), dated April 22, 2021 and as further amended, Summit assumed approximately $167 million in deposit liabilities, including accrued interest, and acquired approximately $55 million in loans, as well as accrued interest on those loans, cash, real property, personal property and other fixed assets associated with the branches, as of the July 10, 2021 closing date. The Bank expects to record a pre-tax gain of approximately $10.0 million on the sale in the third quarter of 2021.

The following table presents assets to be acquired and liabilities to be assumed as of the period indicated:

(Dollars in thousands)	June 30, 2021
Cash and due from banks	$1,320
Loans receivable	54,547
Premises and equipment, net	3,469
Accrued interest receivable and other assets	152
Assets of branches held-for-sale	$59,488

Deposits:
Noninterest-bearing	$30,462
Interest-bearing	135,238
Total deposits	165,700
Accrued interest payable and other liabilities	50
Liabilities of branches held-for-sale	$165,750

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in the Company's results of operations from 2019 to 2020 has been omitted from this report but may be found in Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, of its Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 6, 2020. Further, the Company encourages you to revisit the Forward-Looking Statements at the beginning of this report.

Executive Summary

The Company has invested in infrastructure to support anticipated future growth in each area that is key to the Company's performance, including personnel, technology and processes in order to meet the increasing compliance obligations of the financial services industry. The Company believes it is well-positioned in high-growth markets in West Virginia and Virginia and will continue to focus on margin improvement, leveraging capital, organic portfolio loan growth, and operating efficiency. Management believes the key challenge for the Company in the future is to attract core deposits to fund growth in new markets through continued delivery of outstanding client service, coupled with high-quality products and technology. The Company is expanding the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. During 2020 and into 2021, the Company entered into agreements for debit card program sponsorship to further enhance fee income and noninterest income. In addition, the Company continues to expand into the Fintech industry through the acquisition of technology, including a software development team, in order to scale and diversify its banking capabilities.

Financial Results

Total assets increased $403.1 million to $2.73 billion at June 30, 2021 from $2.33 billion at December 31, 2020. Earning assets increased $349.9 million to $2.50 billion at June 30, 2021 from $2.15 billion at December 31, 2020. This increase in earning assets was primarily driven by the $243.6 million increase in total loans to $1.70 billion at June 30, 2021, from $1.45 billion at December 31, 2020. Deposits increased $246.8 million to $2.23 billion at June 30, 2021, from $1.98 billion at December 31, 2020.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Net interest income increased $0.6 million, noninterest income decreased $31.9 million and noninterest expenses decreased by $9.9 million during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The Company’s yield on earning assets (tax-equivalent) in the three months ended June 30, 2021 was 3.54% compared to 4.44% in the three months ended June 30, 2020. Total loans increased by $2.9 million to $1.70 billion during the three months ended June 30, 2021. The Company's overall cost of interest-bearing liabilities was 0.47% in the three months ended June 30, 2021 compared to 0.93% in the three months ended June 30, 2020. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.24% in the three months ended June 30, 2021 compared to 3.78% in the three months ended June 30, 2020.

The Company earned $9.2 million in the three months ended June 30, 2021 compared to $18.0 million in the three months ended June 30, 2020. The three months ended June 30, 2021 earnings equated to a return on average assets of 1.4% and a return on average equity of 15.5%, compared to the three months ended June 30, 2020 results of 3.3% and 32.9%, respectively. Basic and diluted earnings per share were $0.79 and $0.73, respectively, for the three months ended June 30, 2021 compared to $1.50 and $1.49, respectively, for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Net interest income increased $1.9 million, noninterest income decreased $30.3 million and noninterest expenses decreased by $15.5 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The Company’s yield on earning assets (tax-equivalent) in the six months ended June 30, 2021 was 3.54% compared to 4.57% in the six months ended June 30, 2020. Total loans increased by $243.6 million to $1.70 billion during the six months ended June 30, 2021. The Company's overall cost of interest-bearing liabilities was 0.47% in the six months ended June 30, 2021 compared to 1.12% in the six months ended June 30, 2020. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.25% in the six months ended June 30, 2021 compared to 3.73% in the six months ended June

30, 2020.

The Company earned $17.3 million in the six months ended June 30, 2021 compared to $19.1 million in the six months ended June 30, 2020. The six months ended June 30, 2021 earnings equated to a return on average assets of 1.4% and a return on average equity of 14.6%, compared to the six months ended June 30, 2020 results of 1.8% and 17.6%, respectively. Basic and diluted earnings per share were $1.49 and $1.39, respectively, for the six months ended June 30, 2021 compared to $1.58 and $1.55, respectively, for the six months ended June 30, 2020.

Corporate Updates

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions for 80% interest in Trabian. Founded in 2003, Trabian builds digital products, web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintechs. In pursuing its mission to create technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

In June 2021, the creation of Edge Ventures was announced. Edge Ventures was created as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB. Subsidiaries of Edge Ventures include MVB Technology and Victor.

MVB Technology's primary product, GRAND, provides cheaper, faster payments from a modern bank account. Account-holders fund their GRAND account using a bank account, card or direct deposit and can then seamlessly transfer between their GRAND account and their favorite apps. GRAND helps drive significant savings for online merchants through a streamlined process for customer fund transfers.

MVB created the Victor platform to make it faster and easier to launch and scale a broad spectrum of Fintech solutions for the Gaming, Payments, Banking-as-a-Service and Digital Asset sectors. Fintech developers can build solutions to manage and move money in a matter of weeks with developer-friendly application programming interfaces (“APIs”). Banks can onboard and manage more programs with Victor’s tailored due diligence, risk assessment and oversight workflow tools. Recognizing the complexity of the Fintech ecosystem, Victor also supports seamless integration with a proven network of value-added technology and service providers.

In July 2021, the Bank completed the previously announced sale of certain assets and liabilities of four branch locations in West Virginia. Summit assumed approximately $167 million in deposit liabilities, including accrued interest, and acquired approximately $55 million in loans, as well as accrued interest on those loans, cash, real property, personal property and other fixed assets associated with the branches, as of the July 10, 2021 closing date. The Bank expects to record a pre-tax gain of approximately $10.0 million on the sale in the third quarter of 2021.

COVID-19 Pandemic

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy and financial markets. The full impact of COVID-19 is unknown and continues to evolve. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to the Company’s current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for pricing most bonds, loans, borrowings, deposits and other fixed income yield curves. The United States Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given the Company’s asset-sensitive position, management expects that net interest income will continue to decline. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

The Company actively participated in the PPP, is evaluating other programs available to assist its clients and provides consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

There was considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion had funds available as of the program's closure date. On July 2, 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. On January 8, 2021, the SBA announced that the PPP program would reopen on January 11, 2021 for new borrowers and certain existing PPP borrowers. During the latest round, funds totaling $284 billion were authorized through March 31, 2021. As of June 30, 2021, the Company originated 733 PPP loans with outstanding balances of $64.3 million through our internal commercial team and originated PPP loans with outstanding balances of $143.0 million through our partnership with a Fintech company. Fee income related to these loans totaled $0.7 million in the three months ended June 30, 2021 and deferred loan fees of $3.6 million remain to be recognized on PPP loans originated through June 30, 2021.

As of June 30, 2021, commercial loans totaling $34.7 million and mortgage loans totaling $8.4 million were approved for COVID-19 related modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

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

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$178,792	$40	0.09%	$44,095	$16	0.15%
CDs with banks	11,803	58	1.97	12,811	64	2.00
Investment securities:
Taxable	254,536	625	0.98	96,760	477	1.98
Tax-exempt [2]	207,830	1,640	3.17	123,806	1,248	4.04
Loans and loans held-for-sale: [1]
Commercial [3]	1,416,669	15,884	4.50	1,165,649	14,319	4.93
Tax exempt [2]	6,905	78	4.53	8,879	104	4.69
Real estate	320,528	2,747	3.44	532,386	5,701	4.30
Consumer	6,550	122	7.47	6,332	129	8.17
Total loans	1,750,652	18,831	4.31	1,713,246	20,253	4.74
Total earning assets	2,403,613	21,194	3.54	1,990,718	22,058	4.44
Less: Allowance for loan losses	(26,625)			(14,253)
Cash and due from banks	22,141			34,449
Other assets	193,165			179,806
Total assets	$2,592,294			$2,190,720

Liabilities
Deposits:
NOW	$716,924	$643	0.36%	$367,448	$775	0.85%
Money market checking	466,091	221	0.19	429,708	564	0.53
Savings	52,992	—	—	41,485	8	0.08
IRAs	12,358	40	1.30	12,408	47	1.52
CDs	156,507	332	0.85	495,519	1,642	1.33
Repurchase agreements and federal funds sold	10,833	3	0.11	9,682	5	0.21
FHLB and other borrowings	55,402	49	0.35	76,739	252	1.32
Subordinated debt	43,462	490	4.52	4,124	23	2.24
Total interest-bearing liabilities	1,514,569	1,778	0.47	1,437,113	3,316	0.93
Noninterest-bearing demand deposits	810,298			454,486
Other liabilities	28,688			79,826
Total liabilities	2,353,555			1,971,425

Stockholders’ equity
Preferred stock	—			7,334
Common stock	12,487			12,030
Paid-in capital	141,782			123,351
Treasury stock	(16,741)			(1,437)
Retained earnings	98,413			79,820
Accumulated other comprehensive income (loss)	2,194			(1,803)
Total stockholders’ equity	238,135			219,295
Noncontrolling interest	604			—
Total stockholders’ equity attributable to parent	238,739			219,295
Total liabilities and stockholders’ equity	$2,592,294			$2,190,720

Net interest spread (tax-equivalent)			3.07%			3.51%
Net interest income and margin (tax-equivalent) [2]		$19,416	3.24%		$18,742	3.78%
Less: Tax-equivalent adjustments		$(361)			$(284)
Net interest spread			3.01%			3.46%
Net interest income and margin		$19,055	3.18%		$18,458	3.72%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended June 30, 2021 and 2020, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 The Company’s PPP loans, totaling $207.3 million at June 30, 2021 and $89.8 million at June 30, 2020, are included in this amount for the three months ended June 30, 2021.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$218,919	$105	0.10%	$28,869	$65	0.45%
CDs with banks	11,803	115	1.96	12,680	126	1.99
Investment securities:
Taxable	213,944	1,256	1.18	104,932	1,143	2.18
Tax-exempt [2]	210,146	3,354	3.22	116,997	2,358	4.04
Loans and loans held-for-sale: [1]
Commercial [3]	1,339,983	30,055	4.52	1,127,430	28,182	5.01
Tax exempt [2]	7,055	159	4.54	10,319	238	4.63
Real estate	306,878	5,430	3.57	481,053	10,655	4.44
Consumer	7,120	160	4.53	6,903	251	7.29
Total loans	1,661,036	35,804	4.35	1,625,705	39,326	4.85
Total earning assets	2,315,848	40,634	3.54	1,889,183	43,018	4.57
Less: Allowance for loan losses	(26,399)			(12,809)
Cash and due from banks	21,549			27,608
Other assets	201,533			165,387
Total assets	$2,512,531			$2,069,369

Liabilities
Deposits:
NOW	$618,478	$987	0.32%	$387,455	$1,573	0.81%
Money market checking	476,628	452	0.19	430,942	2,017	0.94
Savings	46,366	5	0.02	40,527	9	0.04
IRAs	12,525	82	1.32	14,490	125	1.73
CDs	162,694	758	0.94	415,165	3,222	1.56
Repurchase agreements and federal funds sold	10,542	8	0.15	9,601	15	0.31
FHLB and other borrowings	50,901	88	0.35	96,335	825	1.72
Subordinated debt	43,444	956	4.44	4,124	58	2.82
Total interest-bearing liabilities	1,421,578	3,336	0.47	1,398,639	7,844	1.12
Noninterest-bearing demand deposits	816,078			391,872
Other liabilities	36,960			61,644
Total liabilities	2,274,616			1,852,155

Stockholders’ equity
Preferred stock	1,168			7,334
Common stock	12,433			12,014
Paid-in capital	139,330			123,007
Treasury stock	(16,741)			(1,286)
Retained earnings	99,336			77,111
Accumulated other comprehensive income (loss)	2,083			(966)
Total stockholders’ equity	237,609			217,214
Noncontrolling interest	306			—
Total stockholders’ equity attributable to parent	237,915			217,214
Total liabilities and stockholders’ equity	$2,512,531			$2,069,369

Net interest spread (tax-equivalent)			3.07%			3.45%
Net interest income and margin (tax-equivalent) [2]		$37,298	3.25%		$35,174	3.73%
Less: Tax-equivalent adjustments		$(738)			$(545)
Net interest spread			3.00%			3.38%
Net interest income and margin		$36,560	3.18%		$34,629	3.68%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the six months ended June 30, 2021 and 2020, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 The Company’s PPP loans, totaling $207.3 million at June 30, 2021 and $89.8 million at June 30, 2020, are included in this amount for the six months ended June 30, 2021.

The following table presents the reconciliation of net interest margin for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest margin - U.S. GAAP basis
Net interest income	$19,055	$18,458	$36,560	$34,629
Average interest-earning assets	2,403,613	1,990,718	2,315,848	1,889,183
Net interest margin	3.18%	3.72%	3.18%	3.68%

Net interest margin - non-U.S. GAAP basis
Net interest income	$19,055	$18,458	$36,560	$34,629
Plus: Impact of fully tax-equivalent adjustment	361	284	738	545
Net interest income on a fully tax-equivalent basis	19,416	18,742	37,298	35,174
Average interest-earning assets	2,403,613	1,990,718	2,315,848	1,889,183
Net interest margin on a fully tax-equivalent basis	3.24%	3.78%	3.25%	3.73%

Key Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Book value per common share	$21.12	$18.48	$21.12	$18.48
Efficiency ratio 1 6	71.6%	52.1%	67.9%	63.7%
Overhead ratio 2 3 6	3.6%	6.1%	3.4%	5.6%
Net loan charge-offs to total loans [4]	(0.1)%	—%	—%	0.2%
Allowance for loan losses to total loans [5]	1.5%	1.2%	1.5%	1.2%
Nonperforming loans	$15,501	$14,061	$15,501	$14,061
Nonperforming loans to total loans	0.9%	0.9%	0.9%	0.9%
Equity to assets	9.1%	10.3%	9.1%	10.3%
Bank leverage ratio	11.0%	9.5%	11.0%	9.5%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Excludes loans held-for-sale
6 Non-U.S. GAAP metric

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts and repurchase agreements. Net interest income, which is the primary source of revenue for the Bank, is also impacted by changes in market interest rates and the mix of interest-earning assets and interest-bearing liabilities. Net interest income is impacted favorably by increases in noninterest-bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and measures the net revenue stream generated by the Bank’s balance sheet. The net interest margin continues to face considerable pressure due to low interest rates and competitive pricing of loans and deposits in the Bank’s markets. Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income while maintaining an appropriate level of interest rate risk.

In 2020, the Federal Reserve lowered its key interest rate from a range of 1.50% to 1.75% to a range of 0.00% to 0.25% and remains at this rate as of June 30, 2021. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

Company management continues to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near-term future.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Net interest margin (tax-equivalent) was 3.24% for the three months ended June 30, 2021 compared to 3.78% for the three months ended June 30, 2020. Net interest spread (tax-equivalent) was 3.07% for the three months ended June 30, 2021 compared to 3.51% for the three months ended June 30, 2020. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 17 basis points in the three months ended June 30, 2021 compared to 27 basis points in the three months ended June 30, 2020. The increase of $355.8 million in average noninterest-bearing demand deposits helped maintain the favorable spread for the three months ended June 30, 2021 and 2020.

During the three months ended June 30, 2021, net interest income increased by $0.6 million, or 3.2%, to $19.1 million from $18.5 million during the three months ended June 30, 2020. This increase is largely due to the increase in the average earning assets of $412.9 million being primarily funded by the increase in noninterest-bearing demand deposits of $355.8 million. Also impacting the yield was the sale of four branches to Summit in April 2020, the accretion related to loans acquired from First State and the amortization of PPP origination fees. Average total earning assets were $2.40 billion in the three months ended June 30, 2021 compared to $1.99 billion in the three months ended June 30, 2020. Although there was an increase in average total earning assets, total interest income decreased by $0.9 million, or 4.3%, to $20.8 million in the three months ended June 30, 2021 from $21.8 million in the three months ended June 30, 2020. This decrease in total interest income was driven by the effect of the Federal Reserve lowering its key interest rates, which resulted in the decrease in the yield on earning assets of 90 basis points. Average total loans and loans held-for-sale increased to $1.75 billion in the three months ended June 30, 2021 from $1.71 billion in the three months ended June 30, 2020, primarily as the result of a $251.0 million increase in average commercial loans; however, PPP loan growth of $117.5 million from June 30, 2020 to June 30, 2021 accounted for a portion of the increase and carried just a 1% yield, exclusive of origination fee accretion. The yield on total loans and loans held-for-sale decreased 43 basis points. Changes in the balance sheet related to the Summit and First State transactions also impacted the yield on earning assets.

Average investment securities increased $241.8 million as the result of a $84.0 million increase in tax-exempt investments and a $157.8 million increase in taxable investments during three months ended June 30, 2021, compared to three months ended June 30, 2020. The yield on tax-exempt securities decreased 87 basis points and the taxable securities yield decreased 100 basis points.

Average interest-bearing liabilities increased by $77.5 million for three months ended June 30, 2021 from three months ended June 30, 2020. The increase was primarily the result of increases of $349.5 million in the average balance of negotiable order of withdrawal accounts, $39.3 million in the average balance of subordinated debt, $36.4 million in money market checking accounts and $11.5 million in the average balance of savings accounts, partially offset by decreases of $339.0 million in the average balance of certificates of deposit and $21.3 million in the average balance of FHLB and other borrowings.

Average interest-bearing deposits were $1.40 billion for the three months ended June 30, 2021 and $1.35 billion for the three months ended June 30, 2020. Total interest expense decreased by $1.5 million, caused primarily by a $1.8 million decrease in deposit interest. The result was a 46-basis point decrease in the cost of interest-bearing liabilities, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

The Company’s average earning assets increased $412.9 million and net interest income increased by $0.6 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Net interest margin continues to be pressured by falling rates and increased competition for high-quality loan growth.

The Bank’s yield on earning assets for the three months ended June 30, 2021 declined due to decreases in the loan portfolio yield of 43 basis points, driven by the addition of PPP loans originated in the second quarter of 2020 and the first quarter of 2021, and the investment portfolio yield of 118 basis points, while the cost of interest-bearing liabilities decreased by 46 basis points compared to three months ended June 30, 2020.

The cost of interest-bearing liabilities decreased to 0.47% in the three months ended June 30, 2021 from 0.93% in the three months ended June 30, 2020. This decrease is primarily the result of decreases of 97 basis points in the cost of FHLB and other borrowings and a 55 basis point decrease in the cost of deposits, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Net interest margin (tax-equivalent) was 3.25% for the six months ended June 30, 2021 compared to 3.73% for the six months ended June 30, 2020. Net interest spread (tax-equivalent) was 3.07% for the six months ended June 30, 2021 compared to 3.45% for the six months ended June 30, 2020. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 18 basis points in the six months ended June 30, 2021 compared to 28 basis points in the six months ended June 30, 2020. The increase of $424.2 million in average noninterest-bearing demand deposits helped maintain the favorable spread for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, net interest income increased by $2.0 million, or 5.6%, to $36.6 million from $34.6 million during the six months ended June 30, 2020. This increase is largely due to the increase in the average earning assets of $426.7 million being primarily funded by the increase in noninterest-bearing demand deposits of $424.2 million. Also impacting the yield was the sale of four branches to Summit in April 2020, the accretion related to loans acquired from First State and the amortization of PPP origination fees. Average total earning assets were $2.32 billion in the six months ended June 30, 2021 compared to $1.89 billion in the six months ended June 30, 2020. Although there was an increase in average total earning assets, total interest income decreased by $2.6 million, or 6.1%, to $39.9 million in the six months ended June 30, 2021 from $42.5 million in the six months ended June 30, 2020. This decrease in total interest income was driven by the effect of the Federal Reserve lowering its key interest rates, which resulted in the decrease in yield on earning assets of 103 basis points. Average total loans and loans held-for-sale increased to $1.66 billion in the six months ended June 30, 2021 from $1.63 billion in the six months ended June 30, 2020, primarily as the result of a $212.6 million increase in average commercial loans; however, PPP loan growth of $117.5 million from June 30, 2020 to June 30, 2021 accounted for a portion of the increase and carried just a 1% yield, exclusive of origination fee accretion. The yield on total loans and loans held-for-sale decreased 50 basis points. Changes in the balance sheet related to the Summit and First State transactions also impacted the yield on earning assets.

Average investment securities increased $202.2 million as the result of a $93.1 million increase in tax-exempt investments and a $109.0 million increase in taxable investments during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The yield on tax-exempt securities decreased 82 basis points and the taxable securities yield decreased 100 basis points.

Average interest-bearing liabilities increased by $22.9 million for the six months ended June 30, 2021 from the six months ended June 30, 2020. The increase was primarily the result of increases of $231.0 million in the average balance of negotiable order of withdrawal accounts, $45.7 million in money market checking accounts, $39.3 million in the average balance of subordinated debt and $5.8 million in the average balance of savings accounts, partially offset by decreases of $252.5 million in the average balance of certificates of deposit and $45.4 million in the average balance of FHLB and other borrowings.

Average interest-bearing deposits were $1.32 billion for the six months ended June 30, 2021 and $1.29 billion for the six months ended June 30, 2020. Total interest expense decreased by $4.5 million, caused primarily by a $4.7 million decrease in deposit interest. The result was a 65-basis point decrease in the cost of interest-bearing liabilities, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

The Company’s average earning assets increased $426.7 million and net interest income increased by $1.9 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Net interest margin continues to be pressured by falling rates and increased competition for high-quality loan growth.

The Bank’s yield on earning assets for the six months ended June 30, 2021 declined due to decreases in the loan portfolio yield of 50 basis points, driven by the addition of PPP loans originated in the second quarter of 2020 and the first quarter of 2021, and the investment portfolio yield of 97 basis points, while the cost of interest-bearing liabilities decreased by 65 basis points compared to six months ended June 30, 2020.

The cost of interest-bearing liabilities decreased to 0.47% in the six months ended June 30, 2021 from 1.12% in the six months ended June 30, 2020. This decrease is primarily the result of decreases of 137 basis points in the cost of FHLB and other borrowings and a 73 basis point decrease in the cost of deposits, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. No loan loss provision was required and a total of $1.5 million was released from the allowance for loan losses into earnings for the three months ended June 30, 2021. In contrast, loan loss provision of $6.6 million was made for the three months ended June 30, 2020. This resulted in a net release of allowance for loan losses of $0.9 million for the six months ended June 30, 2021, compared to the loan loss provision of $7.7 million that was made for the six months ended June 30, 2020. The decrease in loan loss provision is primarily the result of the improvement of the qualitative adjustment factors within the allowance methodology. In addition, changes to the outstanding balances of the loan portfolios, changes to the level of recognized charge-offs and changes in the resulting historical loss rates, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in loan loss provision.

Meanwhile, management has continued to evaluate the qualitative factor framework within the allowance for loan loss methodology in order to assess how well the framework can appropriately respond to the unprecedented risk presented by the COVID-19 pandemic. As a result, the framework was significantly enhanced in the third quarter of 2020 to consider a much greater degree of risk than when the framework was originally designed. The framework has consistently generated an adequate allowance for loan loss within a generally stable economic environment. However, the onset of the COVID-19 pandemic made it apparent that the framework required modifications to consider this greater degree of risk. While the ultimate timing and severity of impacts to the economic and business conditions in which the Company operates are not yet fully known, it appears that the impacts will continue to be significant and it is likely that the impacts will evolve as businesses and individuals learn to adapt to a new way of operating and living. The breadth of the COVID-19 pandemic and the fact that it impacts virtually all industries has inherently created additional risk within the loan portfolios, despite there being no change to the nature of those portfolios.

Furthermore, as a result of the ongoing analysis of the loan portfolios, it has become apparent that a significant number of borrowers are experiencing a strain on their operations, As a result, they present an increase in the volume and severity of problem loans. Additionally, it is evident that consumer sentiment has been impacted, although not as significantly as during the Great Recession. Other significant factors include the increasingly volatile social atmosphere, the evolving political climate and the vaccines' timing and effectiveness. The unprecedented initiatives of the Federal Government to provide support to the economy through new loan programs has simultaneously served to temporarily mitigate some of the impacts to the economy and borrowers, while also adding some degree of increased risk to lending policies and procedures as a result of the pace and manner in which these programs have been developed and made available to the public. As a result, quantifiable evidence of the impacts to the Company's loan portfolios have not yet fully revealed themselves in terms of delinquent loans or deterioration in collateral values. Meanwhile, the Company has not made any significant changes to lending strategies that would impact the concentrations of credit risk within those portfolios.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Total loan balances increased $2.9 million during the three months ended June 30, 2021 versus an increase of $98.1 million in the three months ended June 30, 2020. The commercial loan portfolio increased by $26.5 million during the three months ended June 30, 2021, in comparison to an increase of $53.1 million in the three months ended June 30, 2020, while the residential mortgage loan portfolio decreased by $25.2 million during the three months ended June 30, 2021, while increasing by $45.2 million in the three months ended June 30, 2020. Included in the commercial and total loan volume increases are SBA PPP loans totaling $207.3 million as of June 30, 2021 compared to $89.8 million as of June 30, 2020. This portion of loan growth is significant to the overall change in provision as these loans are guaranteed by the SBA, and accordingly, are subject to a loan loss allocation that is only a fraction of the typical allocation rate applied to other loans in the portfolio. In addition, net recoveries during the three months ended June 30, 2021 totaled $0.2 million, compared to net charge-offs of $0.03 million in the three months ended June 30, 2020. Additionally, provision was impacted by a $0.1 million increase in the specific loan loss allocations in the three months ended June 30, 2021, relative to a $1.0 million increase in the three months ended June 30, 2020.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Total loan balances increased $243.6 million during the six months ended June 30, 2021 versus an increase of $120.1 million in the six months ended June 30, 2020. The commercial loan portfolio increased by $237.6 million during the six months ended June 30, 2021, in comparison to an increase of $83.8 million in the six months ended June 30, 2020, while the residential mortgage loan portfolio increased by $7.6 million during the six months ended June 30, 2021, while increasing by $35.1 million in the six months ended June 30, 2020. Included in the commercial and total loan volume increases are SBA PPP loans totaling $207.3 million as of June 30, 2021 compared to $89.8 million as of June 30, 2020. This portion of loan growth is significant to the overall change in provision as these loans are guaranteed by the SBA, and accordingly, are subject to a loan loss allocation that is only a fraction of the typical allocation rate applied to other loans in the portfolio. In addition, net charge-offs during the six months ended June 30, 2021 totaled $0.04 million, compared to net charge-offs of $1.8 million in the six months ended June 30, 2020. Additionally, provision was impacted by a $0.1 million decrease in the specific loan loss allocations in the six months ended June 30, 2021, relative to a $1.0 million increase in the six months ended June 30, 2020.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generate the majority of the Company’s noninterest income.

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Noninterest income for the three months ended June 30, 2021 and 2020 totaled $13.6 million and $45.5 million, respectively. The decrease in noninterest income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily the result of decreases of $14.9 million in mortgage fee income, $14.3 million in gains on acquisition and divestiture activity and $13.4 million in the gain on derivatives. These decreases were partially offset by increases of $4.5 million in equity method investment income from ICM, $1.4 million in payment card and service charge income, $1.4 million in the gain on sale of loans and $1.2 million in the gain on sale of available-for-sale securities.

Mortgage fee income decreased $14.9 million for the three months ended June 30, 2021 due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income.

Gains on acquisition and divestiture activity decreased $14.3 million for the three months ended June 30, 2021 due to the sale of four branches to Summit in April 2020 and the acquisition of branch locations from First State in April 2020.

Gain on derivatives decreased $13.4 million for the three months ended June 30, 2021 due to the removal of the mortgage derivative driven by the ICM combination.

Equity method investment income increased $4.5 million for the three months ended June 30, 2021 due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income.

Gain on sale of loans increased $1.4 million for the three months ended June 30, 2021 due to the addition of the SBA lending team during the fourth quarter of 2020.

Payment card and service charge income increased $1.4 million for the three months ended June 30, 2021 due to several sponsoring agreements and new products and services as a result of recent investments in Fintech capabilities.

Gain on sale of available-for-sale securities increased $1.2 million for the three months ended June 30, 2021 due to the sale of available-for-sale investments totaling $34.3 million in the second quarter of 2021.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Noninterest income for the six months ended June 30, 2021 and 2020 totaled $26.1 million and $56.4 million, respectively. The decrease in noninterest income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily the result of decreases of $26.2 million in mortgage fee income, $14.3 million in gains on acquisition and divestiture activity and $9.9 million in the gain on derivatives. These decreases were partially offset by increases of $11.0 million in equity method investment income from ICM, $2.3 million in payment card and service charge income, $2.0 million in the gain on sale of available-for-sale securities and $2.1 million in the gain on sale of loans.

Mortgage fee income decreased $26.2 million for the six months ended June 30, 2021 due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income.

Gains on acquisition and divestiture activity decreased $14.3 million for the six months ended June 30, 2021 due to the sale of four branches to Summit in April 2020 and the acquisition of branch locations from First State in April 2020.

Gain on derivatives decreased $9.9 million for the six months ended June 30, 2021 due to the removal of the mortgage derivative driven by the ICM combination.

Equity method investment income increased $11.0 million for the six months ended June 30, 2021 due to the ICM combination in July 2020. Prior to this combination, income from the Company's mortgage activities was recognized through mortgage fee income.

Payment card and service charge income increased $2.3 million for the six months ended June 30, 2021 due to several sponsoring agreements and new products and services as a result of recent investments in Fintech capabilities.

Gain on sale of available-for-sale securities increased $2.0 million for the six months ended June 30, 2021 due to the sale of available-for-sale securities totaling $75.3 million in the first and second quarters of 2021.

Gain on sale of loans increased $2.1 million for the six months ended June 30, 2021 due to the addition of the SBA lending team during the fourth quarter of 2020.

Noninterest Expense

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

Noninterest expense was $23.4 million and $33.3 million in the three months ended June 30, 2021 and 2020, respectively. Approximately 58% and 68% of noninterest expense for the three months ended June 30, 2021 and 2020, respectively, was related to personnel costs. Personnel costs are a significant part of the Company's noninterest expense as such costs are critical to services organizations. Salaries and benefits decreased by $9.0 million, primarily as a result of the ICM combination and partially offset by the acquisition of First State in April 2020. Mortgage processing decreased by $0.9 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily as the result of the ICM combination.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

Noninterest expense was $42.5 million and $58.0 million in the six months ended June 30, 2021 and 2020, respectively. Approximately 60% and 67% of noninterest expense for the six months ended June 30, 2021 and 2020, respectively, was related to personnel costs. Personnel costs are a significant part of the Company's noninterest expense as such costs are critical to services organizations. Salaries and benefits decreased by $13.3 million, primarily as a result of the ICM combination and partially offset by the acquisition of First State in April 2020. Mortgage processing decreased by $1.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as the result of the ICM combination.

Return on Assets and Equity

Assets

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

The Company’s return on average assets was 1.4% for the three months ended June 30, 2021, compared to 3.3% for the three months ended June 30, 2020. The decreased return in 2021 is a result of an $8.8 million decrease in earnings, while average total assets increased by $401.6 million, mainly as the result of a $241.8 million increase in average investment securities, a $134.7 million increase in average interest-bearing balances with banks and a $37.4 million increase in average total loans.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

The Company’s return on average assets was 1.4% for the six months ended June 30, 2021, compared to 1.8% for the six months ended June 30, 2020. The decreased return in 2021 is a result of a $1.7 million decrease in earnings, while average total assets increased by $443.2 million, mainly as the result of a $202.2 million increase in average investment securities, a $190.1 million increase in average interest-bearing balances with banks and a $35.3 million increase in average total loans.

Equity

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

The Company’s return on average stockholders’ equity was 15.5% for the three months ended June 30, 2021, compared to 32.9%

for the three months ended June 30, 2020. The decreased return in 2021 is a result of an $8.8 million decrease in earnings, while average equity increased by $19.4 million.

Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

The Company’s return on average stockholders’ equity was 14.6% for the six months ended June 30, 2021, compared to 17.6% for the six months ended June 30, 2020. The decreased return in 2021 is a result of a $1.7 million decrease in earnings, while average equity increased by $20.7 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $332.8 million at June 30, 2021 (exclusive of $1.3 million of cash and cash equivalents classified as held-for-sale), compared to $263.9 million at December 31, 2020.

Management believes the current balance of cash and cash equivalents adequately serves the Company’s liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the Company to meet cash obligations as they come due. Due to the increase in liquidity driven by growth in noninterest-bearing deposits, management has elected to maintain a higher cash and cash equivalents balance to provide flexibility during the COVID-19 pandemic.

Investment Securities

Investment securities, including equity securities, totaled $483.0 million at June 30, 2021, compared to $438.2 million at December 31, 2020. The following table presents a summary of the investment securities portfolio as of the periods indicated. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Available-for-sale securities:
United States government agency securities	$43,202	$56,992
United States sponsored mortgage-backed securities	86,236	95,769
United States treasury securities	106,656	—
Municipal securities	196,249	231,887
Other debt securities	7,500	7,500
Other securities	10,929	18,476
Total investment securities available-for-sale	$450,772	$410,624

Equity securities	$32,215	$27,585

Management monitors the earnings performance and liquidity of the investment portfolio regularly through the Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in managing interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

The Company’s loan portfolio totaled $1.70 billion as of June 30, 2021 and totaled $1.45 billion as of December 31, 2020. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas and Northern Virginia, as well as the addition of an SBA lending team in the fourth quarter of 2020.

The total of residential real estate loans reported as 90 or more days past due increased significantly during the three months ended June 30, 2021. This increase was the result of a single loan in the amount of $5.6 million that became delinquent due to an interruption in the employment status of the borrower. The loan is well secured by the residence, which provides a loan to value of approximately 50%, and the borrower is now under a forbearance agreement.

For more information regarding the Company's loans, see Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At June 30, 2021 and December 31, 2020, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, primarily located in the Company's market areas.

Allowance for Loan Losses

The ALL was $24.9 million or 1.5% of total loans at June 30, 2021 compared to $25.8 million or 1.8% of total loans at December 31, 2020. The decrease in this ratio directly resulted from the $0.9 million release from the ALL into earnings for the six months ended June 30, 2021. The decrease in ALL was primarily the result of improvement in the qualitative adjustment factors within the allowance methodology. In addition, changes to the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs and changes in the resulting historical loss rates, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in loan loss provision.

Management continually monitors the risk in the loan portfolio through the review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the ALL. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable and changes in the local and national economy. When appropriate, management also considers public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $2.23 billion, or 97.6% of funding sources, at June 30, 2021. This same information at December 31, 2020 reflected $1.98 billion in deposits representing 97.4% of funding sources.

FHLB and other borrowings and subordinated debt represented 1.9% of funding sources at June 30, 2021 and 2.1% of funding sources at December 31, 2020. FHLB and other borrowings totaled $0.1 million at June 30, 2021 and there were no FHLB and other borrowings at December 31, 2020. Subordinated debt totaled $43.5 million at June 30, 2021 and $43.4 million at December 31, 2020.

Repurchase agreements, which are available to large corporate customers, represented 0.5% of funding sources at both June 30, 2021 and December 31, 2020.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the
Company. At June 30, 2021, noninterest-bearing balances totaled $932.7 million, compared to $715.8 million at December 31, 2020, or 41.8% and 36.1%, respectively, of total deposits. Interest-bearing deposits totaled $1.30 billion at June 30, 2021, compared to $1.27 billion at December 31, 2020, or 58.2% and 63.9%, respectively, of total deposits. The main driver of deposit growth has been the increase in Fintech deposits from $533.0 million at December 31, 2020 to $765.9 million as of June 30, 2021, through the addition of new relationships and continuing to grow current relationships. This growth in Fintech deposits is primarily due to the increase in gaming deposits, primarily as a result of the increasing number of states legalizing sports gaming. Gaming deposits, which are included in total Fintech deposits, totaled $595.9 million as of June 30, 2021, compared to $357.9 million at December 31, 2020. The Company currently expects its Fintech banking to continue to grow.

The following table presents the balance of each of the deposit categories as of the periods indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$932,660	$715,791
Interest-bearing demand	669,036	496,502
Savings and money markets	457,126	545,501
Time deposits, including CDs and IRAs	170,353	224,595
Total deposits	$2,229,175	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$14,601	$16,955

Average interest-bearing deposits were $1.40 billion during the three months ended June 30, 2021 compared to $1.35 billion during the same time period in 2020 and average noninterest-bearing deposits were $810.3 million during the three months ended June 30, 2021 compared to $454.5 million during the same time period in 2020.

Average interest-bearing deposits were $1.32 billion during the six months ended June 30, 2021 compared to $1.29 billion during the same time period in 2020 and average noninterest-bearing deposits were $816.1 million during the six months ended June 30, 2021 compared to $391.9 million during the same time period in 2020.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on the Company's borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital and Stockholders' Equity

During the six months ended June 30, 2021, stockholders’ equity increased $9.9 million to $249.4 million. This increase consists of net income attributable to the Company for the year-to-date period of $17.3 million, common stock options exercised totaling $2.3 million, stock-based compensation of $1.3 million and noncontrolling interests due to acquisitions of $0.8 million. These increases were partially offset by the redemption of preferred stock of $7.3 million, other comprehensive loss of $2.2 million and cash dividends paid of $2.6 million.

With the stockholders’ equity increasing as noted above and being outpaced by the growth in assets of $403.1 million in the six months ended June 30, 2021, the equity to assets ratio decreased from 10.3% at December 31, 2020 to 9.1% at June 30, 2021. The Company paid dividends to common shareholders of $2.6 million and $2.2 million in the six months ended June 30, 2021 and 2020, respectively, compared to earnings of $17.3 million and $19.1 million in the six months ended June 30, 2021 and 2020, respectively, resulting in the dividend payout ratio increasing to 14.8% in the six months ended June 30, 2021 from 11.3% in the six months ended June 30, 2020 .

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

In November 2019, federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The CBLR intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e. leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

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

The Bank's CBLR at June 30, 2021 was 11.0%, which is above the well-capitalized standard of 8.5%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is the Company’s policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the six months ended June 30, 2021, cash provided by financing activities totaled $405.8 million, while outflows from investing activity totaled $340.4 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

The Company has an effective shelf registration covering $75 million of debt and equity securities, all of which is available, subject to authorization from the Board of Directors and market conditions, to issue debt or equity securities at the Company's discretion. While the Company seeks to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit it to sell securities on acceptable terms or at all.

Current Economic Conditions

The Company considers its primary market area for CoRe banking services to be comprised of North Central West Virginia and Northern Virginia. The Company considers its Fintech banking market to be customers located throughout the entire United States.

The Company believes that the current economic climate in its primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 6.1% and 11.2% for June 2021 and 2020, respectively.

Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the ordinary course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The

Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management’s credit evaluation of the customer.

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

Concentration of Credit Risk

The Company grants a majority of its commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia and Northern Virginia markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. The Company evaluates the creditworthiness of each of its customers on a case-by-case basis and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

The Company is required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. In accordance with these requirements, the Company implemented a deposit reclassification program that allowed the Company to maintain no such reserve balances as of June 30, 2021 and December 31, 2020.

In addition, MVB Bank is now subject to certain regulatory requirements resulting from its increased levels of insured deposit accounts. FDIC rules set forth in 12 CFR Part 370 impose recordkeeping requirements on insured depository institutions with two million or more deposit accounts (such as MVB Bank) to facilitate rapid payment of insured deposits to customers if such an institution were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts; and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the bank’s CEO, and deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter.

Additional information regarding supervision and regulatory matters related to the Company’s business and operations can be found in in Item 1. Business of the 2020 Form 10-K under the heading Supervision and Regulation.

Contingent Liability

The Company's subsidiary bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Off-Balance Sheet Commitments

The Bank has entered into certain agreements that represent off-balance sheet arrangements that could significantly impact the consolidated financial statements and could have a significant impact in future periods. Specifically, the Bank has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. In addition, the Bank utilizes letters of credit issued by the FHLB to collateralize certain public funds deposits.

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

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and coordinate the Company’s sources, uses and pricing of funds.

Interest Rate Risk

The objective of the asset/liability management function is to structure the balance sheet in ways that maintain consistent growth in net interest income and minimize exposure to market risks within its policy guidelines. This objective is accomplished through the management of balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences. The Company manages balance sheet liquidity through the investment portfolio, sales of commercial and residential real estate loans and through the utilization of diversified funding sources, including retail deposits, a variety of wholesale funding sources and borrowings through the FHLB. Interest rate risk is managed through the use of interest rate caps, commercial loan swap transactions and interest rate lock commitments on mortgage loans held-for-sale, as well as the structuring of loan terms that provide cash flows to be consistently re-invested along the rate cycle.

The Company's primary market risk is interest rate fluctuation. Interest rate risk results from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic conditions, financial conditions, movements in interest rates and consumer preferences affect the difference between interest earned on assets and interest paid on liabilities. The Company’s interest rate risk represents the levels of exposure its income and market values have to fluctuations in interest rates. Interest rate risk is measured as the change in earnings and the theoretical market value of equity resulting from changes in interest rates. The ALCO oversees the management of interest rate risk and its objective is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs and protect the Company from any material financial consequences associated with changes in interest rates.

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

The Company’s Board of Directors has established a comprehensive interest rate risk management policy, which is administered by the ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in interest rates. The Company measures the potential adverse impacts that changing interest rates may have on short-term earnings, long-term value and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors, such as call features and interest rate caps and floors, embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology employed. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments and withdrawals of time and other deposits may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts or the impact of rate changes on demand for loan and deposit products.

A base case forecast is prepared using market consensus rate forecasts and alternative simulations reflecting more and less extreme rates each quarter. The analysis is presented to the ALCO and the Board of Directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain, when other business conditions so dictate, or when necessary to model potential balance sheet changes.

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

At June 30, 2021, the Company is shown in an asset-sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed-rate funding instruments while increasing assets that are more fluid in their repricing. Theoretically, an asset-sensitive position is more favorable in a rising rate environment since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability-sensitive position is theoretically favorable in a declining interest-rate environment since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
March 31, 2021	49.3%	35.8%	22.9%	11.6%	(6.7)%	(12.6)%	(15.7)%	(16.4)%
December 31, 2020	42.7%	30.7%	19.3%	9.6%	(6.6)%	(9.6)%	(12.4)%	(12.9)%

As shown above, measures of net interest income at risk in a rising rate environment were more favorable at March 31, 2021 versus December 31, 2020 and less favorable in a falling rate environment for the same time periods. One factor explaining this year-over-year difference is the general level of market interest rates. A parallel downward interest rate shock would further compress the yields on assets and liabilities,. In contrast, a parallel upward interest rate shock would widen the spread between yields on assets and liabilities.

Net interest income at risk exceeded policy limits in the -200 bp, -300 bp and -400 bp parallel instantaneous interest rate shock scenarios. The policy violations in these scenarios are driven largely by the general level of market interest rates described in the preceding paragraph as well as the Company's cost of funding. The Company's deposit costs are low and have little room to reprice to a lower interest rate in a falling rate environment. However, the Company's floating rate assets are exposed to the full effect of repricing to a lower interest rate in a falling rate environment.

The paragraph above discusses net interest income at risk in various shock scenarios, scenarios in which interest rates immediately move by a large margin. The Company's net interest income profile exhibits declining net interest income when rates fall gradually, but the impact is not as extreme as is suggested in a shock scenario. Essentially, a gradual interest rate decline scenario smooths the impact of falling rates over a 12 or 24 month period. The Company's expectation is that interest rates will likely move at a gradual pace over any given one to two year period.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(35.0)%	(25.0)%	(17.0)%	(12.0)%	(12.0)%	(17.0)%	(25.0)%	(35.0)%
March 31, 2021	4.3%	2.9%	3.8%	3.4%	(5.3)%	(5.8)%	(0.5)%	5.9%
December 31, 2020	2.7%	3.8%	5.0%	3.0%	(3.1)%	4.1%	14.8%	20.0%

The EVE at risk in down rate scenarios decreased at March 31, 2021 compared to December 31, 2020. The decrease in economic value of equity in rising rate environments is largely attributable to the effect that an increase in interest rates has on the present value of non-interest-bearing deposits. The discount rate for non-interest-bearing deposits rises as interest rates rise; however, these deposits pay a rate of zero. The cost of these liabilities does not increase as interest rates rise, but the discount rate applied to the expected future cash flows of these liabilities increases with interest rates. Any increase in the market rates used to discount the cash flows of these liabilities reduces the present value of these liabilities. The decrease in present value of these liabilities results in a net increase to economic value of equity. A falling rate environment would result in a higher net present value for these liabilities and lead to a net decrease in the economic value of equity.

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

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economies as well as financial markets. The extent and magnitude of the economic slowdown occurring as a result of the COVID-19 pandemic is still unknown. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to the Company’s current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for pricing most bonds, loans, borrowings, deposits and other fixed income yield curves. The United States Government Treasury yield curve experienced a large, relatively parallel, downward shift. Given the Company’s asset-sensitive position, management expects that net interest income will begin to increase as the curve begins to shift upward. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

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

Management expects that some clients will be unable to meet their financial obligations in the near term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, management does not expect that these credit concerns will perpetuate indefinitely. Many clients may be eligible to defer loan payments to a later date. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into the Company’s interest rate risk models.

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

Item 4 – Controls and Procedures

As of June 30, 2021, the Company carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

During the three months ended June 30, 2021, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There was no share repurchase activity during the three months ended June 30, 2021.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description	Exhibit Location
Exhibit 10.1	Purchase and Assumption Agreement, dated April 22, 2021, by and between MVB Bank and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed April 23, 2021, and incorporated by reference herein
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 101.INS	XBRL Instance Document	Filed herewith
Exhibit 101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	July 29, 2021	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	July 29, 2021	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)