Form 10-Q
period 2021-09-30
MVB FINANCIAL CORP
filed 2021-11-01
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of October 29, 2021, the Registrant had 12,039,548 shares of common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of MVB Financial Corp. and its subsidiaries and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●
the length, severity, magnitude and duration of the Coronavirus Disease (“COVID-19”) pandemic and the direct and indirect impacts of the COVID-19 pandemic, including its impact on our financial condition and business operations;

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic and the effects of inflation on our operations and operating expenses;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to recent investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes in local, national and international political and economic conditions, including without limitation, changes in the political and economic climate, economic conditions and other major developments, including wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	unanticipated changes in our liquidity position, including but not limited to changes in access to sources of liquidity and capital to address our liquidity needs;
●	deposits include certain concentrations with large customers and industries;
●	changes in interest rates;
●	the quality and composition of the loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the discontinued use of the London Inter-bank Offered Rate (“LIBOR”) and the transition to an alternative rate;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;

●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislation or regulatory changes which adversely affect operations or business, including changes to address the impact of COVID-19 through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic;
●	ability to comply with applicable laws and regulations, including expanded regulatory reporting requirements of 12 CFR Part 370 due to increased levels of insured deposit accounts;
●
changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of future adoption of the Current Expected Credit Losses (“CECL”) standard; and

●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), filed with the Securities and Exchange Commission ("SEC") on March 9, 2021, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB Financial,” “MVB,” “the Company,” “we,” “us,” “our,” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements. References to “the Bank” refer to our wholly-owned banking subsidiary, MVB Bank, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$9,784	$19,110
Interest-bearing balances with banks	380,297	244,783
Total cash and cash equivalents	390,081	263,893
Certificates of deposit with banks	9,582	11,803
Investment securities available-for-sale	439,023	410,624
Equity securities	29,809	27,585
Loans held-for-sale	—	1,062
Loans receivable	1,764,186	1,453,744
Allowance for loan losses	(25,187)	(25,844)
Loans receivable, net	1,738,999	1,427,900
Premises and equipment, net	25,043	26,203
Bank-owned life insurance	42,011	41,262
Equity method investments	38,935	46,494
Accrued interest receivable and other assets	71,353	72,300
Goodwill	3,988	2,350
TOTAL ASSETS	$2,788,824	$2,331,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$999,328	$715,791
Interest-bearing	1,399,612	1,266,598
Total deposits	2,398,940	1,982,389
Accrued interest payable and other liabilities	39,079	55,931
Repurchase agreements	11,139	10,266
Subordinated debt	72,966	43,407
Total liabilities	2,522,124	2,091,993

STOCKHOLDERS’ EQUITY
Preferred stock - par value $1,000; 20,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and 733 shares issued and outstanding as December 31, 2020	—	7,334
Common stock - par value $1; 20,000,000 shares authorized; 12,820,220 and 11,972,204 shares issued and outstanding, respectively, as of September 30, 2021 and 12,374,322 and 11,526,306 shares issued and outstanding, respectively, as of December 31, 2020	12,820	12,374
Additional paid-in capital	140,235	129,119
Retained earnings	130,066	105,171
Accumulated other comprehensive income (loss)	(815)	2,226
Treasury stock - 848,016 shares as of September 30, 2021 and December 31, 2020, at cost	(16,741)	(16,741)
Total equity attributable to parent	265,565	239,483
Noncontrolling interest	1,135	—
Total stockholders' equity	266,700	239,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,788,824	$2,331,476
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$18,530	$16,976	$54,175	$56,064
Interest on deposits with banks	112	106	332	297
Interest on investment securities	575	411	1,831	1,554
Interest on tax-exempt loans and securities	1,267	1,134	4,042	3,185
Total interest income	20,484	18,627	60,380	61,100

INTEREST EXPENSE
Interest on deposits	898	1,894	3,182	8,840
Interest on short-term borrowings	9	703	105	1,543
Interest on subordinated debt	481	20	1,437	78
Total interest expense	1,388	2,617	4,724	10,461

NET INTEREST INCOME	19,096	16,010	55,656	50,639
Provision (release of allowance) for loan losses	380	8,631	(542)	16,365
Net interest income after provision (release of allowance) for loan losses	18,716	7,379	56,198	34,274

NONINTEREST INCOME
Payment card and service charge income	1,685	638	5,104	1,716
Mortgage fee income	—	7,264	—	33,427
Insurance and investment services income	236	224	707	620
Gain on sale of available-for-sale securities, net	529	35	3,380	865
Gain on sale of equity securities, net	—	18	5	48
Gain on sale of loans, net	908	172	3,125	302
Gain (loss) on derivatives, net	—	(7,508)	—	2,365
Holding gain on equity securities, net	536	94	1,750	111
Compliance and consulting income	3,013	1,085	6,162	3,035
Equity method investment income	3,573	13,620	14,570	13,620
Gains on acquisition and divestiture activity	10,783	—	10,783	14,302
Other operating income	688	3,756	2,467	5,350
Total noninterest income	21,951	19,398	48,053	75,761

NONINTEREST EXPENSES
Salaries and employee benefits	16,528	10,519	42,100	49,360
Occupancy expense	1,024	1,101	3,297	3,508
Equipment depreciation and maintenance	1,250	845	3,497	2,636
Data processing and communications	1,080	1,372	3,409	4,268
Mortgage processing	—	3	—	1,744
Marketing, contributions and sponsorships	207	227	418	891
Professional fees	2,665	1,606	6,857	5,931
Insurance, tax and assessment expense	532	577	1,570	1,607
Travel, entertainment, dues and subscriptions	1,437	624	3,525	2,683
Other operating expenses	1,106	1,391	3,677	3,626
Total noninterest expense	25,829	18,265	68,350	76,254
Income before income taxes	14,838	8,512	35,901	33,781
Income tax expense	3,164	2,021	7,006	8,208
Net income before noncontrolling interest	11,674	6,491	28,895	25,573
Net loss attributable to noncontrolling interest	154	—	265	—
Net income attributable to parent	11,828	6,491	29,160	25,573
Preferred dividends	—	116	35	345
Net income available to common shareholders	$11,828	$6,375	$29,125	$25,228

Earnings per common shareholder - basic	$1.00	$0.53	$2.49	$2.11
Earnings per common shareholder - diluted	$0.92	$0.53	$2.32	$2.07
Weighted-average shares outstanding - basic	11,880,348	11,948,989	11,684,570	11,948,857
Weighted-average shares outstanding - diluted	12,824,309	12,116,418	12,565,809	12,185,137

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income before noncontrolling interest	$11,674	$6,491	$28,895	$25,573

Other comprehensive (loss) income:

Unrealized holding gain (loss) on securities available-for-sale	239	1,226	(2,723)	3,191
Income tax effect	(56)	(331)	638	(862)

Reclassification adjustment for gain recognized in income	(529)	(35)	(3,380)	(865)
Income tax effect	124	9	793	234

Change in defined benefit pension plan	(914)	(102)	1,112	(1,809)
Income tax effect	214	28	(261)	489

Reclassification adjustment for amortization of net actuarial loss recognized in income	127	105	381	315
Income tax effect	(30)	(28)	(89)	(85)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	14	95	637	(738)
Income tax effect	(3)	(26)	(149)	199

Total other comprehensive (loss) income	(814)	941	(3,041)	69

Comprehensive loss attributable to noncontrolling interest	154	—	265	—

Comprehensive income	$11,014	$7,432	$26,119	$25,642

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2020	733	$7,334	12,374,322	$12,374	$129,119	$105,171	$2,226	848,016	$(16,741)	$239,483	$—	$239,483

Net income (loss)	—	—	—	—	—	8,085	—	—	—	8,085	(27)	8,058
Other comprehensive loss	—	—	—	—	—	—	(4,118)	—	—	(4,118)	—	(4,118)
Dividends on common stock ($0.10 per share)	—	—	—	—	—	(1,153)	—	—	—	(1,153)	—	(1,153)
Dividends on preferred stock	—	—	—	—	—	(35)	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	592	—	—	—	—	592	—	592
Redemption of preferred stock	(733)	(7,334)	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Common stock options exercised	—	—	52,584	53	637	—	—	—	—	690	—	690
Restricted stock units issued	—	—	11,155	11	(11)	—	—	—	—	—	—	—
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	500	500
Balance at March 31, 2021	—	$—	12,438,061	$12,438	$130,337	$112,068	$(1,892)	848,016	$(16,741)	$236,210	$473	$236,683

Net income	—	—	—	—	—	9,247	—	—	—	9,247	(84)	9,163
Other comprehensive income	—	—	—	—	—	—	1,891	—	—	1,891	—	1,891
Dividends on common stock ($0.12 per share)	—	—	—	—	—	(1,405)	—	—	—	(1,405)	—	(1,405)
Stock-based compensation	—	—	—	—	692	—	—	—	—	692	—	692
Common stock options exercised	—	—	108,511	108	1,499	—	—	—	—	1,607	—	1,607
Restricted stock units issued	—	—	57,906	58	(58)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	—	—	(231)	—	—	—	—	(231)	—	(231)
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	400	400
Common stock issued related to Trabian acquisition	—	—	17,597	18	582	—	—	—	—	600	—	600
Balance at June 30, 2021	—	$—	12,622,075	$12,622	$132,821	$119,910	$(1)	848,016	$(16,741)	$248,611	$789	$249,400

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount

Net income (loss)	—	—	—	—	—	11,828	—	—	—	11,828	(154)	11,674
Other comprehensive loss	—	—	—	—	—	—	(814)	—	—	(814)	—	(814)
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(1,672)	—	—	—	(1,672)	—	(1,672)
Stock-based compensation	—	—	—	—	1,055	—	—	—	—	1,055	—	1,055
Common stock options exercised	—	—	64,399	64	1,044	—	—	—	—	1,108	—	1,108
Restricted stock units issued	—	—	1,410	1	(1)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	—	—	(25)	—	—	—	—	(25)	—	(25)
Common stock issued related to stock-based compensation	—	—	24,408	25	975	—	—	—	—	1,000	—	1,000
Common stock issued related to Interchecks investment	—	—	107,928	108	4,366	—	—	—	—	4,474	—	4,474
MVB Technology membership units issued	—	—	—	—	—	—	—	—	—	—	500	500
Balance at September 30, 2021	—	$—	12,820,220	$12,820	$140,235	$130,066	$(815)	848,016	$(16,741)	$265,565	$1,135	$266,700

	Preferred stock			Common stock			Additional paid-in capital		Retained earnings		Accumulated other comprehensive income (loss)		Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount		Shares	Amount								Shares	Amount
Balance at December 31, 2019	733	$7,334		11,995,366	$11,995		$122,516		$72,496		$(1,321)		51,077	$(1,084)	$211,936	$—	$211,936

Net income	—	—		—	—		—		1,048		—		—	—	1,048	—	1,048
Other comprehensive loss	—	—		—	—		—		—		(917)		—	—	(917)	—	(917)
Dividends on common stock ($0.09 per share)	—	—		—	—		—		(1,076)		—		—	—	(1,076)	—	(1,076)
Dividends on preferred stock	—	—		—	—		—		(114)		—		—	—	(114)	—	(114)
Stock-based compensation	—	—		—	—		498		—		—		—	—	498	—	498
Common stock options exercised	—	—		2,500	3		35		—		—		—	—	38	—	38
Common stock repurchased	—	—		—	—		—		—		—		16,300	(260)	(260)	—	(260)
Balance at March 31, 2020	733	$7,334	$—	11,997,866	$11,998	$—	$123,049	$—	$72,354	$—	$(2,238)	$—	67,377	$(1,344)	$211,153	$—	$211,153

Net income	—	—		—	—		—		18,034		—		—	—	18,034	—	18,034
Other comprehensive income	—	—		—	—		—		—		45		—	—	45	—	45
Dividends on common stock (0.09 per share)	—	—		—	—		—		(1,076)		—		—	—	(1,076)	—	(1,076)
Dividends on preferred stock	—	—		—	—		—		(115)		—		—	—	(115)	—	(115)
Stock-based compensation	—	—		—	—		627		—		—		—	—	627	—	627
Restricted stock units issued	—	—		48,483	49		(49)		—		—		525	(7)	(7)	—	(7)
Common stock issued related to Paladin acquisition	—	—		19,278	19		221		—		—		—	—	240	—	240
Common stock repurchased	—	—		—	—		—		—		—		29,300	(401)	(401)	—	(401)
Balance at June 30, 2020	733	$7,334		12,065,627	$12,066		$123,848		$89,197		$(2,193)		97,202	$(1,752)	$228,500	$—	$228,500

Net income	—	—		—	—		—		6,491		—		—	—	6,491	—	6,491
Other comprehensive income	—	—		—	—		—		—		941		—	—	941	—	941
Dividends on common stock ($0.09 per share)	—	—		—	—		—		(1,076)		—		—	—	(1,076)	—	(1,076)
Dividends on preferred stock	—	—		—	—		—		(116)		—		—	—	(116)	—	(116)
Stock-based compensation	—	—		—	—		592		—		—		—	—	592	—	592
Common stock options exercised	—	—		3,000	3		34		—		—		—	—	37	—	37
Common stock repurchased	—	—		—	—		—		—		—		82,424	(1,253)	(1,253)	—	(1,253)
Balance at September 30, 2020	733	$7,334		12,068,627	$12,069		$124,474		$94,496		$(1,252)		179,626	$(3,005)	$234,116	$—	$234,116

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income before noncontrolling interest	$28,895	$25,573
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	3,011	1,112
Net amortization of deferred loan costs	2,062	779
Provision (release of allowance) for loan losses	(542)	16,365
Depreciation and amortization	2,800	761
Stock-based compensation	2,339	1,717
Loans originated for sale	(23,950)	(1,334,910)
Proceeds of loans sold	17,871	1,475,854
Holding gain on equity securities	(1,750)	(111)
Mortgage fee income	—	(33,427)
Gain on sale of available-for-sale securities	(3,411)	(899)
Loss on sale of available-for-sale securities	31	34
Gain on sale of equity securities	(5)	(48)
Gain on sale of loans	(3,125)	(302)
Gains on acquisition and divestiture activity	(10,783)	(14,302)
Gain on sale of other real estate owned	(116)	—
Income on bank-owned life insurance	(749)	(663)
Deferred income taxes	(1,186)	3,958
Equity method investment income	(14,570)	(13,620)
Return on equity method investment	29,795	(3,338)
Other assets	(503)	(36,669)
Other liabilities	(14,327)	3,444
Net cash from operating activities	11,787	91,308
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(176,468)	(132,896)
Maturities/paydowns of available-for-sale investment securities	38,846	42,770
Sales of available-for-sale investment securities	103,365	48,579
Purchases of premises and equipment	(3,589)	(4,211)
Disposals of premises and equipment	—	1,687
Loans, net	(356,623)	(43,869)
Purchases of restricted bank stock	(1,410)	(24,013)
Redemptions of restricted bank stock	2,821	33,578
Proceeds from sale of certificates of deposit with banks	2,221	1,241
Purchases of certificates of deposit with banks	—	(993)
Proceeds from sale of other real estate owned	2,761	7,700
Purchase of equity securities	(3,472)	(6,260)
Sales of equity securities	61	669
Net cash transferred for banking center sale	(95,697)	—
Cash paid for acquisitions, net of cash acquired	(772)	(78,699)
Net cash from investing activities	(487,956)	(154,717)
FINANCING ACTIVITIES
Deposits, net	579,875	491,259
Repurchase agreements, net	873	(127)
FHLB and other borrowings, net	—	(154,483)
Issuance of subordinated debt	30,000	—
Payment of subordinated debt issuance costs	(441)	—
Preferred stock redemption	(7,334)	—
Common stock repurchased	—	(1,921)
Common stock options exercised	3,405	75
Withholding cash issued in lieu of restricted stock	(256)	—
Cash dividends paid on common stock	(4,230)	(3,228)
Cash dividends paid on preferred stock	(35)	(345)
Issuance of subsidiary membership units	500	—
Net cash from financing activities	602,357	331,230
Increase in cash and cash equivalents	126,188	267,821

Cash and cash equivalents, beginning of period	263,893	28,002
Cash and cash equivalents, end of period	$390,081	$295,823

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$4,488	$13,275
Income taxes	9,600	7,613

Business combination non-cash disclosures:
Assets acquired in business combination (net of cash received)	$739	$87,722
Liabilities assumed in business combination	605	148,731

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interests at acquisition date	$1,400	$—
Loans transferred to other real estate owned	357	800
Employee stock-based compensation tax withholding obligations	4,155	35
Restricted stock units vested	70	49
Common stock issued related to investments and acquisitions	708	240
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc.. The Bank’s subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell”, which began doing business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, LLC (“Edge Ventures”). We also own equity method investments in Intercoastal Mortgage Company, LLC (“ICM”) and Interchecks Technologies, Inc. ("Interchecks"). The Bank owns controlling interests in Trabian Technology, Inc. (“Trabian”) and Edge Ventures owns controlling interests in MVB Technology, LLC ("MVB Technology") and Flexia Payments, LLC (“Flexia”).

In 2021, Edge Ventures was created as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB. Subsidiaries of Edge Ventures include MVB Technology, Flexia and Victor Technologies, Inc. (“Victor”).

We conduct a wide range of business activities, primarily commercial and retail (“CoRe”) banking. We also continue to be involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech-related companies. We consider Fintech companies as those entities that use technology to electronically move funds.

Principles of Consolidation and Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of MVB and our subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All material intercompany accounts and transactions have been eliminated in consolidation. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements included in the 2020 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2020 Form 10-K. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

In 2021, the Bank entered into agreements to acquire majority interests in both Flexia and in Trabian and to divest a minority interest in MVB Technology. Although we own, through our subsidiaries, an 80.0% interest in each of Flexia and Trabian and a 93.4% interest in MVB Technology, we are required to consolidate 100% of Flexia, Trabian and MVB Technology within the consolidated financial statements. The remaining 20.0% of Flexia and Trabian and 6.6% of MVB Technology are accounted for separately as noncontrolling interests within the consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For these investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of September 30, 2021, we hold two equity method investments.

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon the best available information and actual results could differ from those estimates. Estimates that are particularly significant to the consolidated financial statements relate to the determination of the allowance for loan losses (“ALL”), purchased credit impaired (“PCI”) loans, derivative instruments, goodwill and deferred tax assets and liabilities.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

We have evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

COVID-19 Pandemic

Throughout 2020 and into 2021, economies throughout the world have been severely disrupted as a result of the outbreak of COVID-19. The outbreak and any preventative or protective actions that we or our clients may take related to this virus may result in a period of disruption, including our financial reporting capabilities, our operations generally and could potentially impact our clients, providers and third parties. While significant progress has been made to combat the outbreak of COVID-19, the extent to which the COVID-19 pandemic continues to impact our future operating results will depend on future developments, including if there is a resurgence in the virus, which are highly uncertain and cannot be predicted.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. PCI loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies (“SRCs”). Effective in the first quarter of 2022, we will lose our SRC designation. However, because we met the criteria to be an SRC as of the issuance date of this guidance, we are eligible for the delay in effective date and plan to adopt this standard for fiscal years ending after December 15, 2022. We expect to recognize a one-time cumulative effect adjustment to the ALL as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional implementation team. The team is working to develop an implementation plan which will include assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of this standard. The adoption of this standard could result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

however, nonpublic entities will be required to disclose separately the amounts of transfers into and out of Level 3 of the fair value hierarchy and purchases of Level 3 plan assets and 6) for public entities, the effects of a one-percentage-point change in assumed health care cost trend rates on the (i) aggregate of the service and interest cost components of net periodic benefit costs and (ii) benefit obligation for postretirement health care benefits. The ASU added the following disclosures: 1) the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and 2) an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The ASU then clarified the following disclosures: 1) the projected benefit obligation (“PBO”) and fair value of plan assets for plans with PBOs more than plan assets; and 2) the accumulated benefit obligation (“ABO”) and fair value of plan assets for plans with ABOs more than plan assets. ASU 2018-14 is effective for public business entities for fiscal years ending after December 15, 2020. As ASU 2018-04 is specific to disclosure requirements, adoption did not have a material impact on our interim consolidated financial statements. Our year-end disclosures will be revised to comply with the new requirements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. ASU 2020-01 clarifies the interaction between accounting standards related to equity securities, equity method investments and certain derivatives, including accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. The amendments were effective for us beginning January 1, 2021 and adoption did not have a material effect on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarified that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. We will continue to assess the impact as the reference rate transition occurs.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods indicated:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$42,226	$342	$(597)	$41,971
United States sponsored mortgage-backed securities	85,754	401	(884)	85,271
United States treasury securities	82,738	—	(316)	82,422
Municipal securities	202,717	5,182	(476)	207,423
Other debt securities	7,500	—	—	7,500
Total debt securities	420,935	5,925	(2,273)	424,587
Other securities	14,282	177	(23)	14,436
Total investment securities available-for-sale	$435,217	$6,102	$(2,296)	$439,023

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$53,207	$872	$(210)	$53,869
United States sponsored mortgage-backed securities	94,968	972	(171)	95,769
United States treasury securities	3,000	123	—	3,123
Municipal securities	223,642	8,327	(82)	231,887
Other debt securities	7,500	—	—	7,500
Total debt securities	382,317	10,294	(463)	392,148
Other securities	18,401	146	(71)	18,476
Total investment securities available-for-sale	$400,718	$10,440	$(534)	$410,624

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period indicated:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$5	$5
After one year, but within five years	86,798	86,542
After five years, but within ten years	34,205	35,079
After ten years	299,927	302,961
Total	$420,935	$424,587

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $280.0 million and $229.4 million at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve Discount Window.

Our investment portfolio includes securities that are in an unrealized loss position as of September 30, 2021, the details of which are included in the following table. Although these securities would result in a pretax loss of $2.3 million if sold at September 30, 2021, we currently have no intention of selling the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2021, we consider all securities with unrealized loss positions to be temporarily impaired. As a result, we do not believe we will sustain any material realized losses as a result of the current decline in fair value.

The following tables present investments in an unrealized loss position as of the periods indicated:

	September 30, 2021
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (20)	$4,334	$(138)	$18,113	$(459)
United States sponsored mortgage-backed securities (27)	57,861	(803)	4,431	(81)
United States treasury securities (18)	82,423	(316)	—	—
Municipal securities (56)	40,069	(430)	2,898	(46)
Other securities (1)	—	—	1,477	(23)
	$184,687	$(1,687)	$26,919	$(609)

	December 31, 2020
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (27)	$19,021	$(68)	$12,574	$(142)
United States sponsored mortgage-backed securities (9)	15,331	(155)	3,349	(16)
Municipal securities (14)	11,856	(82)	—	—
Other securities (5)	3,947	(71)	—	—
	$50,155	$(376)	$15,923	$(158)

The following table summarizes investment sales, related gains and losses and unrealized holding gains for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Sales of available-for-sale securities	$28,049	$7,379	$103,365	$48,579
Gains, gross	547	69	3,411	899
Losses, gross	18	34	31	34

Sales of equity securities	$—	$669	$61	$669
Gain, gross	—	18	5	48
Losses, gross	—	—	—	—

Unrealized holding gains on equity securities	536	94	1,750	111

Qualified Affordable Housing Projects

We have invested in limited partnerships that sponsor affordable housing projects utilizing low income house tax credits pursuant to Section 42 of the Internal Revenue Code. In exchange for these investments, we receive our pro-rata share of income, expense, gains and losses, including tax credits, that are received by the projects using the proportional amortization method. As of both September 30, 2021 and December 31, 2020, we have recognized investments totaling $4.0 million between the five affordable housing investment limited partnerships and have recognized cumulative amortization of $1.5 million and $1.2 million from these funds as of September 30, 2021 and December 31, 2020, respectively.

Note 3 – Loans and Allowance for Loan Losses

Prior to the ICM transaction, we routinely generated one-to-four family mortgages for sale into the secondary market. During the three months ended September 30, 2020, we did not receive any sales proceeds and during the nine months ended September 30, 2020, we received sales proceeds of $1.23 billion, resulting in mortgage fee income of $33.4 million. Subsequent to the ICM transaction and during the three and nine months ended September 30, 2021, we did not receive any sales proceeds or recognize any mortgage fee income related to the sale of one-to-four family mortgages.

The following table presents the components of loans as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial and non-residential real estate	$1,430,290	$1,141,114
Residential real estate	269,967	240,264
Home equity	23,777	30,828
Consumer	22,144	3,156
Total	1,746,178	1,415,362
Purchased credit impaired loans:
Commercial and non-residential real estate	15,079	21,008
Residential real estate	4,430	16,943
Consumer	601	1,488
Total purchased credit impaired loans	20,110	39,439
Total Loans	$1,766,288	$1,454,801
Deferred loan origination costs and (fees), net	(2,102)	(1,057)
Loans receivable	$1,764,186	$1,453,744

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which we develop and document our systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

Commercial business loans – Commercial loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate, and to finance future cash flows of Federal government lease contracts. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both internally originated and purchased participation loans. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

Commercial real estate loans – Commercial real estate loans consist of non-owner occupied properties, such as investment properties for retail, office and multifamily with a history of occupancy and cash flow. This segment includes both internally originated and purchased participation loans. These loans carry the risk of adverse changes in the local economy and a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies, which can adversely impact cash flow.

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

Commercial Small Business Administration (“SBA”) loans – Loans originated through the various SBA programs have become an area of lending focus for the Bank. As of June 30, 2021, these loans have not yet been designated as a unique portfolio segment due to the relative insignificance from a loan volume perspective. These loans are currently included within the loan types noted above, based on the purpose of each loan originated. However, it is anticipated that this portfolio will continue to expand through a dedicated SBA lending focus, which we continue to monitor. When appropriate, the portfolio segments will be adjusted to segregate the SBA loan portfolio segment from the other commercial loan portfolio segments.

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

Residential mortgage loans – This residential real estate subsegment contains permanent and construction mortgage loans principally to consumers secured by residential real estate. Residential real estate loans are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the borrower’s, and where applicable, the builder’s, continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

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

The following table presents impaired loans by class, excluding PCI loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods indicated:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2021
Commercial
Commercial business	$5,931	$3,792	$3,646	$9,577	$11,283
Commercial real estate	676	243	495	1,171	1,341
Acquisition and development	—	—	1,401	1,401	2,816
Total commercial	6,607	4,035	5,542	12,149	15,440
Residential	—	—	6,971	6,971	7,222
Home equity	69	69	26	95	95
Consumer	—	—	3	3	3
Total impaired loans	$6,676	$4,104	$12,542	$19,218	$22,760

December 31, 2020
Commercial
Commercial business	$3,431	$1,032	$5,653	$9,084	$10,440
Commercial real estate	772	264	944	1,716	1,864
Acquisition and development	—	—	2,534	2,534	3,939
Total commercial	4,203	1,296	9,131	13,334	16,243
Residential	—	—	1,960	1,960	2,232
Home equity	—	—	95	95	95
Consumer	—	—	5	5	5
Total impaired loans	$4,203	$1,296	$11,191	$15,394	$18,575

The following table presents the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the periods indicated:

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial business	$7,223	$—	$—	$7,785	$—	$—
Commercial real estate	1,943	11	11	3,264	26	26
Acquisition and development	340	—	—	375	10	54
Total commercial	9,506	11	11	11,424	36	80
Residential	7,029	3	3	3,085	5	5
Home equity	69	—	—	69	—	—
Consumer	3	—	—	5	—	—
Total	$16,607	$14	$14	$14,583	$41	$85

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Commercial business	$6,701	$—	$—	$5,225	$—	$—
Commercial real estate	2,125	33	33	3,124	77	79
Acquisition and development	348	—	—	1,487	67	73
Total commercial	9,174	33	33	9,836	144	152
Residential	5,418	11	10	2,683	14	14
Home equity	69	—	—	94	—	—
Consumer	3	—	—	8	—	—
Total	$14,664	$44	$43	$12,621	$158	$166

As of September 30, 2021, the Bank’s other real estate owned balance totaled $3.4 million, of which $2.7 million was related to the acquisition of The First State Bank (“First State”) in 2020. The Bank held $2.6 million, or 76.5%, of other real estate owned as a result of the foreclosure of 20 unrelated commercial loans. The remaining $0.8 million, or 23.5%, consists of 11 foreclosed residential real estate properties. There are five additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure, with a total recorded investment of $0.4 million as of September 30, 2021. These include four legacy Bank loans totaling $0.2 million and one loan acquired from First State totaling $0.2 million. These loans are included in the table above and have no specific allowance allocated to them.

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

The following table represents the classes of the loan portfolio, excluding PCI loans, summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial
Commercial business	$589,196	$13,623	$12,910	$3,605	$619,334
Commercial real estate	508,729	22,004	33,687	156	564,576
Acquisition and development	86,205	7,624	4,149	1,064	99,042
SBA PPP	147,338	—	—	—	147,338
Total commercial	1,331,468	43,251	50,746	4,825	1,430,290
Residential	259,864	917	8,693	493	269,967
Home equity	23,304	378	—	95	23,777
Consumer	22,123	18	3	—	22,144
Total Loans	$1,636,759	$44,564	$59,442	$5,413	$1,746,178

December 31, 2020
Commercial
Commercial business	$496,222	$9,529	$17,045	$1,095	$523,891
Commercial real estate	356,544	32,044	34,001	533	423,122
Acquisition and development	80,771	25,001	4,184	2,170	112,126
SBA PPP	81,975	—	—	—	81,975
Total commercial	1,015,512	66,574	55,230	3,798	1,141,114
Residential	236,250	948	2,896	170	240,264
Home equity	30,277	381	144	26	30,828
Consumer	3,124	32	—	—	3,156
Total Loans	$1,285,163	$67,935	$58,270	$3,994	$1,415,362

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A complete review is presented to the Chief Credit Officer and/or the Special Asset Review Committee (“SARC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status unless we believe it is likely the accrued interest will be collected. Any payments subsequently received are applied to the principal. All principal and interest due must be paid up-to-date and the Bank is reasonably sure of future satisfactory payment performance to remove a loan from non-accrual status. Usually, this requires the receipt of six consecutive months of regular, on-time payments. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or SARC.

The following table presents the classes of the loan portfolio, excluding PCI loans, summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
September 30, 2021
Commercial
Commercial business	$608,407	$6,315	$1,052	$3,560	$10,927	$619,334	$9,102	$—
Commercial real estate	564,420	—	—	156	156	564,576	495	—
Acquisition and development	97,966	—	—	1,076	1,076	99,042	1,157	—
SBA PPP	147,338	—	—	—	—	147,338	—	—
Total commercial	1,418,131	6,315	1,052	4,792	12,159	1,430,290	10,754	—
Residential	268,281	726	415	545	1,686	269,967	6,601	—
Home equity	23,550	117	15	95	227	23,777	95	—
Consumer	22,138	3	3	—	6	22,144	3	—
Total Loans	$1,732,100	$7,161	$1,485	$5,432	$14,078	$1,746,178	$17,453	$—

December 31, 2020
Commercial
Commercial business	$521,799	$1,040	$33	$1,019	$2,092	$523,891	$8,601	$—
Commercial real estate	422,343	34	212	533	779	423,122	944	—
Acquisition and development	109,686	—	—	2,440	2,440	112,126	2,534	—
SBA PPP	81,975	—	—	—	—	81,975	—	—
Total commercial	1,135,803	1,074	245	3,992	5,311	1,141,114	12,079	—
Residential	235,420	2,058	1,969	817	4,844	240,264	1,534	—
Home equity	30,369	289	75	95	459	30,828	95	—
Consumer	3,156	—	—	—	—	3,156	5	—
Total Loans	$1,404,748	$3,421	$2,289	$4,904	$10,614	$1,415,362	$13,713	$—

An ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank’s methodology allows for the analysis of certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on the outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans. Total collectively evaluated impaired loans, excluding the PCI loans acquired from First State, were $1.4 million and $2.0 million, while the related reserves were $0.1 million and $0.1 million as of September 30, 2021 and December 31, 2020. Such collectively evaluated impaired loans are included in total loans individually evaluated for impairment and in total impaired loans.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in a similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2021 and December 31, 2020, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $0.5 million.

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

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at June 30, 2021	$22,659	$1,363	$284	$576	$24,882
Charge-offs	(96)	(2)	—	—	(98)
Recoveries	10	—	13	—	23
Provision (release)	(529)	(42)	(37)	609	1
ALL balance at September 30, 2021	$22,044	$1,319	$260	$1,185	$24,808

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2020	$24,033	$1,378	$298	$51	$25,760
Charge-offs	(361)	(2)	—	—	(363)
Recoveries	224	—	21	3	248
Provision (release)	(1,852)	(57)	(59)	1,131	(837)
ALL balance at September 30, 2021	$22,044	$1,319	$260	$1,185	$24,808
Individually evaluated for impairment	$4,035	$—	$69	$—	$4,104
Collectively evaluated for impairment	$18,009	$1,319	$191	$1,185	$20,704

The following table presents the primary segments of our loan portfolio, excluding PCI loans, as of the period indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
September 30, 2021
Individually evaluated for impairment	$12,148	$6,971	$95	$3	$19,217
Collectively evaluated for impairment	1,418,142	262,996	23,682	22,141	1,726,961
Total Loans	$1,430,290	$269,967	$23,777	$22,144	$1,746,178

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at June 30, 2020	$15,401	$1,846	$264	$58	$17,569
Charge-offs	(100)	—	—	—	(100)
Recoveries	3	—	2	—	5
Provision (release)	8,840	(218)	82	(8)	8,696
ALL balance at Allowance contributed with mortgage combination transaction	—	(354)	—	—	(354)
ALL balance at September 30, 2020	$24,144	$1,274	$348	$50	$25,816

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,856)	—	(23)	—	(1,879)
Recoveries	9	—	6	2	17
Provision (release)	15,893	356	38	(30)	16,257
Allowance contributed with mortgage combination transaction	—	(354)	—	—	(354)
ALL balance at September 30, 2020	$24,144	$1,274	$348	$50	$25,816
Individually evaluated for impairment	$1,984	$—	$—	$—	$1,984
Collectively evaluated for impairment	$22,160	$1,274	$348	$50	$23,832

The following table presents the primary segments of our loan portfolio, excluding PCI loans, as of the period indicated:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
September 30, 2020
Individually evaluated for impairment	$14,350	$3,051	$95	$6	$17,502
Collectively evaluated for impairment	1,102,976	231,707	34,689	3,980	1,373,352
Total Loans	$1,117,326	$234,758	$34,784	$3,986	$1,390,854

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Troubled Debt Restructurings

At September 30, 2021 and December 31, 2020, the Bank had specific reserve allocations for troubled debt restructurings (“TDRs”) of $0.5 million and $0.6 million, respectively. Loans considered to be troubled debt restructured loans totaled $7.7 million and $10.2 million as of September 30, 2021 and December 31, 2020, respectively. Of these totals, $1.4 million and $1.6 million, respectively, represent accruing troubled debt restructured loans and represent 8% and 10%, respectively, of total impaired loans. Meanwhile, as of September 30, 2021, $2.6 million represent four loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, totaling $2.1 million, is a commercial loan, and the other three of these loans, totaling $0.5 million, are commercial acquisition and development loans that were considered TDRs due to extended interest-only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of September 30, 2021 and December 31, 2020.

During the nine months ended September 30, 2021, no additional loans were classified as TDRs and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms. During the three months ended September 30, 2020, no additional loans were classified as TDRs and no restructured loans defaulted under their modified terms that were already classified as non-performing for having previously defaulted under their modified terms. For the nine months ended September 30, 2020, the following table presents the new TDRs as of the period indicated:

	Nine Months Ended September 30,
	2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial
Commercial business	5	$6,237	$5,427
Commercial real estate	2	159	152
Total commercial	7	6,396	5,579
Residential	1	87	86
Total	8	$6,483	$5,665

The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Purchased Credit Impaired Loans

As a result of the acquisition of First State, we have PCI loans. The following table presents the carrying amount of the PCI loan portfolio as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial	$15,079	$21,008
Residential	4,430	16,943
Consumer	601	1,488
Outstanding balance	$20,110	$39,439
Carrying amount, net of allowance	$20,110	$39,355

The following table presents the accretable yield, or income expected to be collected, as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Beginning balance	$8,313	$—
New loans purchased	—	11,746
Accretion of income	(3,080)	(2,945)
Other changes in expected cash flows	1,234	(488)
Ending balance	$6,467	$8,313

There were no PCI loans purchased during the three or nine months ended September 30, 2021. Income is not recognized on PCI loans if we cannot reasonably estimate cash flows expected to be collected and, as of September 30, 2021, we held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the PCI loan portfolio as of the periods indicated:

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at June 30, 2021	$—	$—	$—
Provision	14	365	379
ALL balance at September 30, 2021	$14	$365	$379

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at December 31, 2020	$—	$84	$84
Provision	14	281	295
ALL balance at September 30, 2021	$14	$365	$379
Collectively evaluated for impairment	$14	$365	$379

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at June 30, 2020	$121	$52	$173
Charge-offs	—	(11)	(11)
Provision	(121)	56	(65)
ALL balance at September 30, 2020	$—	$97	$97

(Dollars in thousands)	Commercial	Residential	Total
ALL balance at December 31, 2019	$—	$—	$—
Charge-offs	—	(11)	(11)
Provision	—	108	108
ALL balance at September 30, 2020	$—	$97	$97
Collectively evaluated for impairment	$—	$97	$97

As of September 30, 2021, the loans in our PCI portfolio were all collectively evaluated for impairment and are segmented into three categories: commercial loans totaling $15.1 million, residential loans totaling $4.4 million, and consumer loans totaling $0.6 million, for a portfolio total of $20.1 million.

The following table presents the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2021
Commercial
Commercial business	$2,360	$158	$211	$209	$2,938
Commercial real estate	7,784	1,549	2,189	73	11,595
Acquisition and development	259	78	163	46	546
Total commercial	10,403	1,785	2,563	328	15,079
Residential	3,586	—	844	—	4,430
Consumer	36	—	563	2	601
Total Loans	$14,025	$1,785	$3,970	$330	$20,110

December 31, 2020
Commercial
Commercial business	$12,263	$136	$345	$4,860	$17,604
Commercial real estate	982	3	263	21	1,269
Acquisition and development	1,900	—	—	235	2,135
Total commercial	15,145	139	608	5,116	21,008
Residential	15,157	—	1,665	121	16,943
Consumer	1,256	—	—	232	1,488
Total Loans	$31,558	$139	$2,273	$5,469	$39,439

The following table presents the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
September 30, 2021
Commercial
Commercial business	$2,519	$—	$—	$419	$419	$2,938
Commercial real estate	7,967	640	—	2,988	3,628	11,595
Acquisition and development	146	177	—	223	400	546
Total commercial	10,632	817	—	3,630	4,447	15,079
Residential	3,522	—	64	844	908	4,430
Consumer	36	—	—	565	565	601
Total Loans	$14,190	$817	$64	$5,039	$5,920	$20,110

December 31, 2020
Commercial
Commercial business	$16,264	$71	$65	$1,204	$1,340	$17,604
Commercial real estate	1,157	—	—	112	112	1,269
Acquisition and development	2,135	—	—	—	—	2,135
Total commercial	19,556	71	65	1,316	1,452	21,008
Residential	13,714	710	145	2,374	3,229	16,943
Consumer	1,245	3	1	239	243	1,488
Total Loans	$34,515	$784	$211	$3,929	$4,924	$39,439

None of the PCI loans are considered non-accrual as they are all currently accreting interest income under PCI accounting.

As our PCI loan portfolio is accounted for in pools with similar risk characteristics in accordance with ASC 310-30, this portfolio is not subject to the impaired loan and TDR guidance. Rather, the revised estimated future cash flows of the individually modified loans are included in the estimated future cash flows of the pool.

PPP Loans and CARES Act Deferrals

We actively participated in the PPP as a lender, evaluating other programs available to assist our clients and providing deferrals consistent with GSE guidelines. We originated 733 PPP loans with outstanding balances of $27.9 million through our internal commercial team and originated PPP loans totaling $119.4 million through our partnership with a Fintech company as of September 30, 2021.

As of September 30, 2021, commercial loans totaling $6.6 million and mortgage loans totaling $2.7 million were approved for COVID-19 related modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Land	$3,465	$3,936
Buildings and improvements	13,393	14,350
Furniture, fixtures and equipment	16,615	17,451
Software	3,978	1,527
Construction in progress	113	49
Leasehold improvements	2,865	3,079
	40,429	40,392
Accumulated depreciation	(15,386)	(14,189)
Premises and equipment, net	$25,043	$26,203

We lease certain premises and equipment under operating and finance leases.

At September 30, 2021, we had lease liabilities totaling $17.1 million, of which $17.0 million was related to operating leases and $0.1 million was related to finance leases, and right-of-use assets totaling $18.2 million, of which $17.8 million was related to operating leases and $0.4 million was related to finance leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2021, the weighted-average remaining lease term for operating leases was 12.2 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.8%. At September 30, 2021, the weighted-average remaining lease term for finance leases was 1.9 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.1%.

At December 31, 2020, we had lease liabilities totaling $18.4 million, of which $18.3 million was related to operating leases and $0.2 million was related to finance leases, and right-of-use assets totaling $17.7 million, of which $17.5 million was related to operating leases and $0.2 million was related to finance leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At December 31, 2020, the weighted-average remaining lease term for operating leases was 12.9 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.9%. At December 31, 2020, the weighted-average remaining lease term for finance leases was 2.3 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.4%.

The following table presents lease costs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$504	$473	$1,458	1,594
Short-term lease cost	2	—	4	26
Variable lease cost	9	10	29	30
Amortization of right-of-use assets, finance leases	16	13	44	49
Interest on lease liabilities, finance leases	—	1	2	3
Total lease cost	$531	$497	$1,537	$1,702

The following table presents future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of September 30, 2021:

(Dollars in thousands)	Operating Leases	Finance Leases
2021	$468	$15
2022	1,946	42
2023	1,897	5
2024	1,827	5
2025	1,826	4
2026 and thereafter	12,901	—
Total future minimum lease payments	$20,865	$71
Less: Amounts representing interest	(3,878)	(1)
Present value of net future minimum lease payments	$16,987	$70

Note 5 – Equity Method Investments

ICM

In the third quarter of 2020, we acquired a portion of ICM, a direct mortgage lender, and account for our ownership as an equity method investment, initially recorded at fair value and subsequently adjusted for our share of ICM's earnings. In accordance with Rule 8-03(b)(3) of Regulation S-X, we must assess whether our equity method investment is significant. In evaluating the significance of this investment, we performed the income, asset and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the income test, our proportionate share of our equity method investee's aggregated net income exceeded the applicable threshold of 20%, and accordingly, we are required to provide summarized income statement information for this investee for all periods presented. Our share of net income from our equity method investment totaled $3.6 million and $14.6 million for the three and nine months ended September 30, 2021.

The following table presents summarized income statement information for our equity method investment for the period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Total revenues	$35,229	$62,915	$126,106	$62,915
Net income	9,962	28,979	36,747	28,979

Gain on sale of loans	$30,720	$39,518	$122,621	$39,518
Volume of loans sold	$1,098,475	$1,215,512	$4,368,875	$1,215,512

As of September 30, 2021 and December 31, 2020, the mortgage pipeline was $1.15 billion and $1.54 billion, respectively.

Interchecks

In September 2021, we increased our equity investment in Interchecks by $4.5 million, for a total investment to $7.7 million as of September 30, 2021. The additional investment increased our ownership percentage to 16.9% and allows us to have significant influence over the operations and decision making at Interchecks; therefore, the investment has now been accounted for as an equity method investment as of September 30, 2021. The equity method investment in Interchecks is not considered a significant investment based on the criteria of Rule 8-03(b)(3) of Regulation S-X.

We have multiple business relationships with Interchecks beyond our investment. Interchecks is a banking client of ours and utilizes the Victor platform, which provides revenue to us. Additionally, Interchecks provides management services to MVB Technology, which provides revenue to Interchecks. Such revenues have not been material.

Note 6 – Deposits

The following table presents the components of deposits as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing demand	$999,328	$715,791
Interest-bearing demand	767,268	496,502
Savings and money markets	530,538	545,501
Time deposits, including CDs and IRAs	101,806	224,595
Total deposits	$2,398,940	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$9,563	$16,955

The following table presents the maturities of time deposits for the twelve month periods ended September 30:

(Dollars in thousands)
2022	$64,757
2023	21,466
2024	10,794
2025	3,726
2026	1,063
Total	$101,806

As of September 30, 2021, overdrawn deposit accounts totaling $54 thousand were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, Pennsylvania. As of September 30, 2021, the Bank's maximum borrowing capacity with the FHLB was $454.4 million and the remaining borrowing capacity was $443.0 million, with the difference being deposit letters of credit.

Short-term borrowings

As of September 30, 2021 and December 31, 2020, the Bank had no borrowings under Fed Funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance at end of period	$—	$—
Average balance during the period	33,914	68,407
Maximum month-end balance	130,047	154,248
Weighted-average rate during the period	0.36%	0.58%
Weighted-average rate at end of period	—%	—%
Long-term borrowings

As of September 30, 2021 and December 31, 2020, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase (“repurchase agreements”) with clients representing funds deposited by clients, on an overnight basis, that are collateralized by investment securities owned by us. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between us and the client and are accounted for as secured borrowings. Our repurchase agreements reflected in liabilities consist of client accounts and securities which are pledged on an individual security basis.

We monitor the fair value of the underlying securities on a monthly basis. Repurchase agreements are reflected in the amount of cash received in connection with the transaction. The primary risk with our repurchase agreements is the market risk associated with the investments securing the transactions, as we may be required to provide additional collateral based on fair value changes of the underlying investments. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

As of September 30, 2021 and December 31, 2020, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $11.5 million and $10.7 million at September 30, 2021 and December 31, 2020, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance at end of period	$11,139	$10,266
Average balance during the period	10,677	9,856
Maximum month-end balance	11,361	10,505
Weighted-average rate during the period	0.14%	0.23%
Weighted-average rate at end of period	0.12%	0.14%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance at end of period	$72,966	$43,407
Average balance during the period	43,786	7,568
Maximum month-end balance	72,966	43,524
Weighted-average rate during the period	0.17%	3.45%
Weighted-average rate at end of period	4.03%	4.02%

In September 2021, MVB completed the private placement of $30 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing October 1, 2031, and will bear interest at a fixed rate of 3.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 254 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In November 2020, MVB completed the private placement of $40 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030, and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes. The weighted-average rate during the period of nine months ended September 30, 2021 exceeds the coupon rate of the 4.25% subordinated debt due to the impact of the amortization of the issuance costs to interest expense.

In March 2007, we completed the private placement of $4 million Floating Rate, Trust Preferred Securities through our subsidiary, MVB Financial Statutory Trust I (the “Trust”). We established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The proceeds from the sale of the Trust Preferred Securities will be loaned to us under subordinated Debentures (the “Debentures”) issued to the Trust pursuant to an Indenture. The Debentures are the only asset of the Trust. The Trust Preferred Securities have been issued to a pooling vehicle that will use the distributions on the Trust Preferred Securities to securitize note obligations. The securities issued by the Trust are includable for regulatory purposes as a component of our Tier 1 capital. The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by us since 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three-month LIBOR Rate. Our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by us of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees.

Note 8 – Pension and Supplemental Executive Retirement Plans

Supplemental executive retirement plan

In June 2017, we, along with MVB Mortgage, approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of MVB Mortgage is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with MVB Mortgage prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million as of September 30, 2021 and $1.2 million as of December 31, 2020. Service costs were not material for any periods covered by this report.

Pension plan

We participate in a trusteed pension plan known as the Allegheny Group Retirement Plan covering virtually all full-time employees. Benefits are based on years of service and the employee’s compensation. Accruals under the plan were frozen as of May 31, 2014. Freezing the plan resulted in a remeasurement of the pension obligations and plan assets as of the freeze date. The pension obligation was remeasured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.5%.

The following table presents information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of September 30, 2021 and 2020 for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Service cost	$—	$—	$—	$—
Interest cost	78	91	234	273
Expected return on plan assets	(118)	(109)	(354)	(327)
Amortization of net actuarial loss	127	105	381	315
Amortization of prior service cost	—	—	—	—
Net periodic benefit cost	$87	$87	$261	$261
Contributions paid	$—	$119	$3,835	$587

Note 9 – Stock Offerings

In December 2020, we issued a notice of redemption to redeem all of our outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and all of our outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock, together with the Series B Preferred Stock, referred to herein as the “Preferred Stock”), at a redemption price per share equal to $10,000, plus declared and unpaid dividends of $46.03 per share of Series B Preferred Stock, and $49.86 per share of Series C Preferred Stock, for the period from and including December 31, 2020, to but excluding January 28, 2021, the date of redemption (the “Preferred Stock Redemption”). The Preferred Stock Redemption is in accordance with the terms of our Articles of Incorporation, as amended. All outstanding shares of our preferred stock were redeemed in January 2021.

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions. Pursuant to the agreement, a portion of the Bank's purchase consideration for Trabian included 17,597 unregistered shares of MVB common stock. For more information regarding the Trabian acquisition, see Note 15 – Acquisitions and Divestitures.

In August 2021, the Bank entered into a Stock Purchase Agreement with Interchecks, a leading payment disbursement platform. Pursuant to the agreement, a portion of the Bank's purchase consideration for Interchecks included 107,928 unregistered shares of MVB common stock. For more information regarding the Interchecks investment, see Note 5 – Equity Method Investments.

In September 2021, the Bank issued 24,408 shares of unregistered MVB common stock valued at $40.97 per share, totaling $1.0 million, pursuant to the Stock Purchase Agreement dated September 13, 2019 between the Bank and Chartwell.

Note 10 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods indicated:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2021
Financial Assets:
Cash and cash equivalents	$390,081	$390,081	$390,081	$—	$—
Certificates of deposit with banks	9,582	9,657	—	9,657	—
Securities available-for-sale	439,023	439,023	—	397,609	41,414
Equity securities	29,809	29,809	729	—	29,080
Loans receivable, net	1,738,999	1,748,759	—	—	1,748,759
Servicing Assets	2,667	2,667	—	—	2,667
Interest rate swap	8,444	8,444	—	8,444	—
Fair value hedge	1,699	1,699	—	1,699	—
Accrued interest receivable	8,513	8,513	—	2,621	5,892
Bank-owned life insurance	42,011	42,011	—	42,011	—

Financial Liabilities:
Deposits	$2,398,940	$2,375,650	$—	$2,375,650	$—
Repurchase agreements	11,139	11,139	—	11,139	—
FHLB and other borrowings	—	—	—	—	—
Interest rate swap	8,444	8,444	—	8,444	—
Fair value hedge	1,129	1,129	—	1,129	—
Accrued interest payable	802	802	—	802	—
Subordinated debt	72,966	73,825	—	73,825	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$263,893	$263,893	$263,893	$—	$—
Certificates of deposits with banks	11,803	11,986	—	11,986	—
Securities available-for-sale	410,624	410,624	—	366,945	43,679
Equity securities	27,585	27,585	472	—	27,113
Loans held-for-sale	1,062	1,062	—	1,062	—
Loans receivable, net	1,427,900	1,434,275	—	—	1,434,275
Mortgage servicing rights	2,942	2,942	—	—	2,942
Interest rate swap	13,822	13,822	—	13,822	—
Fair value hedge	2,215	2,215	—	2,215
Accrued interest receivable	7,793	7,793	—	2,770	5,023
Bank-owned life insurance	41,262	41,262	—	41,262	—

Financial liabilities:
Deposits	$1,982,389	$1,964,860	$—	$1,964,860	$—
Repurchase agreements	10,266	10,266	—	10,266	—
Interest rate swap	13,822	13,822	—	13,822	—
Fair value hedge	2,141	2,141	—	2,141	—
Accrued interest payable	572	572	—	572	—
Subordinated debt	43,407	45,536	—	45,536	—

Note 11 – Fair Value Measurements

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time of our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the 2020 Form 10-K.

Assets Measured on a Recurring Basis

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We classified investments in government securities as Level II instruments and valued them using the market approach. The following measurements are made on a recurring basis.

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange, United States Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level II securities include mortgage-backed securities issued by government-sponsored entities and private label entities, municipal bonds and corporate debt securities. There have been no changes in valuation techniques for the three and nine months ended September 30, 2021. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on both a recurring and nonrecurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and nine months ended September 30, 2021. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods indicated by level within the fair value hierarchy:

	September 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$41,971	$—	$41,971
United States sponsored mortgage-backed securities	—	85,271	—	85,271
United States treasury securities	82,422	—	—	82,422
Municipal securities	—	166,009	41,414	207,423
Other securities	—	14,436	—	14,436
Equity securities	729	—	—	729
Interest rate swap	—	8,444	—	8,444
Fair value hedge	—	1,699	—	1,699
Liabilities:
Interest rate swap	—	8,444	—	8,444
Fair value hedge	—	1,129	—	1,129

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$56,992	$—	$56,992
United States sponsored mortgage-backed securities	—	95,769	—	95,769
Municipal securities	—	188,208	43,679	231,887
Other securities	—	18,476	—	18,476
Equity securities	472	—	—	472
Loans held-for-sale	—	1,062	—	1,062
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,215	—	2,215
Liabilities:
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,141	—	2,141

The following table represents recurring Level III assets as of the periods indicated:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Total
Balance at June 30, 2021	$—	$39,770	$39,770
Realized and unrealized gains included in earnings	—	5	5
Purchase of securities	—	1,757	1,757
Maturities/calls	—	(74)	(74)
Unrealized gain included in other comprehensive income (loss)	—	3,300	3,300
Unrealized loss included in other comprehensive income (loss)	—	(3,344)	(3,344)
Balance at September 30, 2021	$—	$41,414	$41,414

Balance at December 31, 2020	$—	$43,679	$43,679
Realized and unrealized gains included in earnings	—	25	25
Purchase of securities	—	3,575	3,575
Maturities/calls	—	(5,248)	(5,248)
Unrealized gain included in other comprehensive income (loss)	—	7,720	7,720
Unrealized loss included in other comprehensive income (loss)	—	(8,337)	(8,337)
Balance at September 30, 2021	$—	$41,414	$41,414

Balance at June 30, 2020	$7,338	$40,457	$47,795
Realized and unrealized losses included in earnings	(7,338)	—	(7,338)
Purchase of securities	—	368	368
Maturities/calls	—	(61)	(61)
Unrealized gain included in other comprehensive income (loss)	—	1,810	1,810
Unrealized loss included in other comprehensive income (loss)	—	(466)	(466)
Balance at September 30, 2020	$—	$42,108	$42,108

Balance at December 31, 2019	$1,660	$37,259	$38,919
Realized and unrealized gains included in earnings	(1,660)	3	(1,657)
Purchase of securities	—	21,147	21,147
Maturities/calls	—	(15,574)	(15,574)
Unrealized gain included in other comprehensive income (loss)	—	5,872	5,872
Unrealized loss included in other comprehensive income (loss)	—	(6,599)	(6,599)
Balance at September 30, 2020	$—	$42,108	$42,108

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2021 and 2020 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

Impaired loans – Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate-related loans, we obtain a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Other real estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, we obtain a current external appraisal.

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

The following table presents the fair value of these assets as of the periods indicated:

	September 30, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$15,114	$15,114
Other real estate owned	—	—	3,442	3,442

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,098	$14,098
Other real estate owned	—	—	5,730	5,730

There were no changes to the fair value of other debt securities or equity securities measured on a nonrecurring basis as of September 30, 2021.

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods indicated:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2021
Nonrecurring measurements:
Impaired loans	$15,114	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$3,442	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities [5]	$41,414	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

December 31, 2020
Nonrecurring measurements:
Impaired loans	$14,098	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$5,730	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities [5]	$43,679	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

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

Note 12 – Earnings per Share

We determine basic earnings per share (“EPS”) by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is determined by dividing net income available to common shareholders by the weighted-average number of shares outstanding, increased by both the number of shares that would be issued assuming the exercise of instruments under our incentive stock plan.

The following table presents our calculation of EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except shares and per share data)	2021	2020	2021	2020
Numerator for basic earnings per share:
Net income	$11,828	$6,491	$29,160	$25,573
Less: Dividends on preferred stock	—	116	35	345
Net income available to common shareholders - basic	$11,828	$6,375	$29,125	$25,228

Numerator for diluted earnings per share:
Net income available to common shareholders - diluted	$11,828	$6,375	$29,125	$25,228

Denominator:
Total weighted-average shares outstanding	11,880,348	11,948,989	11,684,570	11,948,857
Effect of dilutive stock options and restricted stock units	943,961	167,429	881,239	236,280
Total diluted weighted-average shares outstanding	12,824,309	12,116,418	12,565,809	12,185,137

Earnings per share - basic	$1.00	$0.53	$2.49	$2.11
Earnings per share - diluted	$0.92	$0.53	$2.32	$2.07

Stock options not included in the computation of diluted EPS because the effect would be antidilutive	179,694	849,589	185,944	815,089

Note 13 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Unrealized holding gains	$529	$35	$3,380	$865	Gain on sale of available-for-sale securities
	(124)	(9)	(793)	(234)	Income tax effect
	405	26	2,587	631	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(127)	(105)	(381)	(315)	Salaries and employee benefits
	30	28	89	85	Income tax effect
	(97)	(77)	(292)	(230)	Net of tax
Investment hedge
Carrying value adjustment	(14)	(95)	(637)	738	Interest on investment securities
	3	26	149	(199)	Income tax effect
	(11)	(69)	(488)	539	Net of tax

Total reclassifications	$297	$(120)	$1,807	$940

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at June 30, 2021	$3,136	$(3,301)	$164	$(1)
Other comprehensive income (loss) before reclassification	183	(700)	—	(517)
Amounts reclassified from AOCI	(405)	97	11	(297)
Net current period OCI	(222)	(603)	11	(814)
Balance at September 30, 2021	$2,914	$(3,904)	$175	$(815)

Balance at December 31, 2020	7,586	(5,047)	(313)	2,226
Other comprehensive income (loss) before reclassification	(2,085)	851	—	(1,234)
Amounts reclassified from AOCI	(2,587)	292	488	(1,807)
Net current period OCI	(4,672)	1,143	488	(3,041)
Balance at September 30, 2021	$2,914	$(3,904)	$175	$(815)

Balance at June 30, 2020	$3,771	$(5,388)	$(576)	$(2,193)
Other comprehensive income (loss) before reclassification	895	(74)	—	821
Amounts reclassified from AOCI	(26)	77	69	120
Net current period OCI	869	3	69	941
Balance at September 30, 2020	$4,640	$(5,385)	$(507)	$(1,252)

Balance at December 31, 2019	2,942	(4,295)	32	(1,321)
Other comprehensive income (loss) before reclassification	2,329	(1,320)	—	1,009
Amounts reclassified from AOCI	(631)	230	(539)	(940)
Net current period OCI	1,698	(1,090)	(539)	69
Balance at September 30, 2020	$4,640	$(5,385)	$(507)	$(1,252)

Note 14 – Segment Reporting

We have identified three reportable segments: CoRe banking; mortgage banking; and financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Our Fintech division, MVB Edge Ventures, MVB CDC, Chartwell, Trabian and Paladin Fraud are included in the CoRe banking segment. Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage loan origination process. Prior to July 1, 2020, the mortgage banking services were conducted by a subsidiary of the Bank, Potomac Mortgage Group ("PMG"). In July 2020, we announced the completion of PMG’s combination with Intercoastal Mortgage Company to form ICM. We have recognized our ownership of ICM as an equity method investment. Income related to this equity method investment is included in the Mortgage Banking segment. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods indicated:

Three Months Ended September 30, 2021	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$20,383	$105	$1	$(5)	$20,484
Interest expense	912	—	481	(5)	1,388
Net interest income	19,471	105	(480)	—	19,096
Provision for loan losses	379	1	—	—	380
Net interest income (loss) after provision for loan losses	19,092	104	(480)	—	18,716

Total noninterest income	20,211	3,546	2,002	(3,808)	21,951

Noninterest Expenses:
Salaries and employee benefits	13,097	47	3,384	—	16,528
Other expense	11,654	(198)	1,653	(3,808)	9,301
Total noninterest expenses	24,751	(151)	5,037	(3,808)	25,829

Income (loss) before income taxes	14,552	3,801	(3,515)	—	14,838
Income tax expense (benefit)	2,973	922	(731)	—	3,164
Net income (loss) before noncontrolling interest	11,579	2,879	(2,784)	—	11,674
Net loss attributable to noncontrolling interest	154	—	—	—	154
Net income (loss) attributable to parent	$11,733	$2,879	$(2,784)	$—	$11,828
Preferred stock dividends	—	—	—	—	—
Net income (loss) available to common shareholders	$11,733	$2,879	$(2,784)	$—	$11,828

Capital expenditures for the three months ended September 30, 2021	$1,975	$—	$—	$—	$1,975
Total assets as of September 30, 2021	2,827,019	53,261	342,677	(434,133)	2,788,824
Total assets as of December 31, 2020	2,343,556	58,140	284,943	(355,163)	2,331,476
Goodwill as of September 30, 2021	3,988	—	—	—	3,988
Goodwill as of December 31, 2020	2,350	—	—	—	2,350

Three Months Ended September 30, 2020	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,737	$78	$—	$(188)	$18,627
Interest expense	2,553	232	20	(188)	2,617
Net interest income	16,184	(154)	(20)	—	16,010
Provision for loan losses	8,631	—	—	—	8,631
Net interest income (loss) after provision for loan losses	7,553	(154)	(20)	—	7,379

Total noninterest income	3,106	16,793	1,481	(1,982)	19,398

Noninterest Expense:
Salaries and employee benefits	7,526	82	2,911	—	10,519
Other expense	8,389	68	1,271	(1,982)	7,746
Total noninterest expenses	15,915	150	4,182	(1,982)	18,265

Income (loss) before income taxes	(5,256)	16,489	(2,721)	—	8,512
Income tax expense (benefit)	(1,556)	4,245	(668)	—	2,021
Net income (loss)	$(3,700)	$12,244	$(2,053)	$—	$6,491
Preferred stock dividends	—	—	116	—	116
Net income (loss) available to common shareholders	$(3,700)	$12,244	$(2,169)	$—	$6,375

Capital expenditures for the three months ended September 30, 2020	$1,652	$—	$—	$—	$1,652

Nine Months Ended September 30, 2021	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$60,078	$307	$2	$(7)	$60,380
Interest expense	3,294	—	1,437	(7)	4,724
Net interest income	56,784	307	(1,435)	—	55,656
Release of allowance for loan losses	(541)	(1)	—	—	(542)
Net interest income (loss) after release of allowance for loan losses	57,325	308	(1,435)	—	56,198

Total noninterest income	36,634	14,499	5,892	(8,972)	48,053

Noninterest Expenses:
Salaries and employee benefits	32,323	47	9,730	—	42,100
Other expense	31,261	(112)	4,073	(8,972)	26,250
Total noninterest expenses	63,584	(65)	13,803	(8,972)	68,350

Income (loss) before income taxes	30,375	14,872	(9,346)	—	35,901
Income tax expense (benefit)	5,290	3,606	(1,890)	—	7,006
Net income (loss) before noncontrolling interest	25,085	11,266	(7,456)	—	28,895
Net loss attributable to noncontrolling interest	265	—	—	—	265
Net income (loss) attributable to parent	$25,350	$11,266	$(7,456)	$—	$29,160
Preferred stock dividends	—	—	35	—	35
Net income (loss) available to common shareholders	$25,350	$11,266	$(7,491)	$—	$29,125

Capital expenditures for the nine months ended September 30, 2021	$4,127	$—	$—	$—	$4,127

Nine Months Ended September 30, 2020	CoRe Banking	Mortgage Banking	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$56,693	$6,034	$2	$(1,629)	$61,100
Interest expense	9,418	3,136	78	(2,171)	10,461
Net interest income	47,275	2,898	(76)	542	50,639
Provision for loan losses	16,361	4	—	—	16,365
Net interest income (loss) after provision for loan losses	30,914	2,894	(76)	542	34,274

Total noninterest income	24,394	53,140	4,664	(6,437)	75,761

Noninterest Expenses:
Salaries and employee benefits	19,562	21,550	8,248	—	49,360
Other expense	24,172	4,780	3,837	(5,895)	26,894
Total noninterest expenses	43,734	26,330	12,085	(5,895)	76,254

Income (loss) before income taxes	11,574	29,704	(7,497)	—	33,781
Income tax expense (benefit)	2,336	7,696	(1,824)	—	8,208
Net income (loss)	$9,238	$22,008	$(5,673)	$—	$25,573
Preferred stock dividends	—	—	345	—	345
Net income (loss) available to common shareholders	$9,238	$22,008	$(6,018)	$—	$25,228

Capital Expenditures for the nine-month period ended September 30, 2020	$4,092	$99	$20	$—	$4,211

Note 15 – Acquisitions and Divestitures

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

Trabian Technology, Inc.

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions. Pursuant to the agreement, the Bank invested approximately $1.6 million, including unregistered shares of MVB common stock, for the 80% interest. At the time of acquisition, Trabian had assets totaling $0.8 million and liabilities totaling $0.7 million. As a result of the transaction, the Bank recorded goodwill of $1.6 million and intangible assets related to Trabian's customer relationships and trade name totaling $0.6 million. On the acquisition date, $0.4 million was recorded on the consolidated balance sheet for the 20% noncontrolling interest.

Sale of Southern Market, WV Banking Centers

In July 2021, the Bank completed the sale of certain assets and liabilities of four banking centers in West Virginia. Pursuant to the terms of the Purchase and Assumption Agreement between the Bank and Summit Community Bank, Inc. (“Summit”), Summit assumed approximately $163.3 million in deposit liabilities, including accrued interest, and acquired approximately $57.8 million in loans, as well as accrued interest on those loans, cash, real property, personal property and other fixed assets associated with the banking centers, as of the July 10, 2021 closing date. The Bank recognized a pre-tax gain of $10.8 million on the sale during the three months ended September 30, 2021.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the 2020 Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this Report for further information on forward-looking statements.

Executive Summary

We have continued to invest in infrastructure to support anticipated future growth in each area that is key to our performance, including personnel, technology and processes in order to meet the increasing compliance obligations of the financial services industry. We believe we are well-positioned in high-growth markets in which we operate and will continue to focus on margin improvement, leveraging capital, organic portfolio loan growth and operating efficiency. We believe the key challenge for us in the future is to expand our lending platform and utilize the increase in our low cost deposits, while continuing to manage asset quality, as well as management of compliance in emerging and fast growing markets. We are expanding the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. During 2020 and into 2021, we entered into agreements for debit card program sponsorship to further enhance fee income and noninterest income. In addition, we continue to expand into the Fintech industry through the acquisition of technology, including a software development team, in order to scale and diversify our banking capabilities.

Financial Results

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Net interest income increased $3.1 million, noninterest income increased $2.6 million and noninterest expenses increased by $7.6 million during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Our yield on earning assets (tax-equivalent) in the three months ended September 30, 2021 was 3.48% compared to 3.88% in the three months ended September 30, 2020. Total loans increased by $66.9 million to $1.76 billion during the three months ended September 30, 2021. Our overall cost of interest-bearing liabilities was 0.39% in the three months ended September 30, 2021 compared to 0.79% in the three months ended September 30, 2020. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.25% in the three months ended September 30, 2021 compared to 3.35% in the three months ended September 30, 2020.

We earned $11.8 million in the three months ended September 30, 2021 compared to $6.5 million in the three months ended September 30, 2020. The three months ended September 30, 2021 earnings equated to a return on average assets of 1.9% and a return on average equity of 18.1%, compared to the three months ended September 30, 2020 results of 1.2% and 11.3%, respectively. Basic and diluted earnings per share were $1.00 and $0.92, respectively, for the three months ended September 30, 2021 compared to $0.53 and $0.53, respectively, for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Net interest income increased $5.0 million, noninterest income decreased $27.7 million and noninterest expenses decreased by $7.9 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Our yield on earning assets (tax-equivalent) in the nine months ended September 30, 2021 was 3.52% compared to 4.33% in the nine months ended September 30, 2020. Total loans increased by $310.4 million to $1.76 billion during the nine months ended September 30, 2021. Our overall cost of interest-bearing liabilities was 0.45% in the nine months ended September 30, 2021 compared to 1.02% in the nine months ended September 30, 2020. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.25% in the nine months ended September 30, 2021 compared to 3.60% in the nine months ended September 30, 2020.

We earned $29.2 million in the nine months ended September 30, 2021 compared to $25.6 million in the nine months ended September 30, 2020. The nine months ended September 30, 2021 earnings equated to a return on average assets of 1.5% and a return on average equity of 15.8%, compared to the nine months ended September 30, 2020 results of 1.6% and 15.4%, respectively. Basic and diluted earnings per share were $2.49 and $2.32, respectively, for the nine months ended September 30, 2021 compared to $2.11 and $2.07, respectively, for the nine months ended September 30, 2020.

Corporate Updates

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions, for 80% interest in Trabian. Trabian builds digital products, web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintechs. Consistent with our mission to pursue technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

In June 2021, we announced the creation of Edge Ventures. Edge Ventures was created as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB. Subsidiaries of Edge Ventures include MVB Technology, Flexia and Victor.

MVB Technology's primary product, GRAND, provides fast, cost effective payments from a modern bank account. Account-holders fund their GRAND account using a bank account, card or direct deposit and can then seamlessly transfer between their GRAND account and their favorite apps. GRAND helps drive significant savings for online merchants through a streamlined process for customer fund transfers.

MVB created its Victor platform to make it faster and easier to launch and scale a broad spectrum of Fintech solutions for the gaming, payments, banking-as-a-service and digital asset sectors. Within a matter of weeks, Fintech developers can build solutions to manage and move money with developer-friendly application programming interfaces. Banks can onboard and manage more programs with Victor’s tailored due diligence, risk assessment and oversight workflow tools. Recognizing the complexity of the Fintech ecosystem, Victor also supports seamless integration with a proven network of value-added technology and service providers.

In July 2021, the Bank completed the previously announced sale of certain assets and liabilities of four banking centers in West Virginia. Summit assumed approximately $163.3 million in deposit liabilities, including accrued interest, and acquired approximately $57.8 million in loans, as well as accrued interest on those loans, cash, real property, personal property and other fixed assets associated with the banking centers, as of the July 10, 2021 closing date. The Bank recognized a pre-tax gain of $10.8 million on the sale in the third quarter of 2021.

In September 2021, MVB completed the private placement of $30 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a 10-year term, maturing October 1, 2031 and will bear interest at a fixed rate of 3.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 254 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

COVID-19 Pandemic

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy and financial markets. The full impact of COVID-19 is unknown and continues to evolve. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to our current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for pricing most bonds, loans, borrowings, deposits and other fixed income yield curves. The United States Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given our current asset-sensitive position, management expects continued pressure on net interest income. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

We actively participated in the PPP, and may evaluate other programs available to assist our clients and provide consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into our interest rate risk models.

There was considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion had funds available as of the program's closure date. On July 2, 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. On January 8, 2021, the SBA announced that the PPP program would reopen on January 11, 2021 for new borrowers and certain existing PPP borrowers. During the latest round, funds totaling $284 billion were authorized through March 31, 2021. As of September 30, 2021, we originated 733 PPP loans with outstanding balances of $27.9 million through our internal commercial team and originated PPP loans with outstanding balances of $119.4 million through our partnership with a Fintech company.

As of September 30, 2021, commercial loans totaling $6.6 million and mortgage loans totaling $2.7 million were approved for COVID-19 related modifications, such as interest-only payments and payment deferrals. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

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

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$184,131	$60	0.13%	$174,203	$45	0.10%
CDs with banks	11,065	52	1.86	12,641	61	1.91
Investment securities:
Taxable	238,807	575	0.96	103,497	411	1.58
Tax-exempt [2]	202,380	1,528	3.00	142,301	1,344	3.75
Loans and loans held-for-sale: [1]
Commercial [3]	1,416,236	15,646	4.38	1,160,214	14,108	4.82
Tax exempt [2]	6,678	77	4.57	7,752	91	4.66
Real estate	297,450	2,282	3.04	325,992	2,749	3.35
Consumer	16,133	602	14.80	6,613	119	7.14
Total loans	1,736,497	18,607	4.25	1,500,571	17,067	4.51
Total earning assets	2,372,880	20,822	3.48	1,933,213	18,928	3.88
Less: Allowance for loan losses	(24,978)			(18,906)
Cash and due from banks	5,922			28,299
Other assets	200,536			205,038
Total assets	$2,554,360			$2,147,644

Liabilities
Deposits:
NOW	$743,632	$333	0.18%	$381,375	$496	0.52%
Money market checking	433,216	211	0.19	479,418	380	0.31
Savings	42,126	—	—	49,698	7	0.06
IRAs	7,302	21	1.14	12,389	44	1.41
CDs	121,482	333	1.09	334,828	967	1.15
Repurchase agreements and federal funds sold	10,941	3	0.11	10,145	4	0.16
FHLB and other borrowings	494	6	4.82	34,138	699	8.12
Subordinated debt	44,460	481	4.29	4,124	20	1.92
Total interest-bearing liabilities	1,403,653	1,388	0.39	1,306,115	2,617	0.79
Noninterest-bearing demand deposits	852,872			542,467
Other liabilities	36,097			68,223
Total liabilities	2,292,622			1,916,805

Stockholders’ equity
Preferred stock	—			7,334
Common stock	12,704			12,066
Paid-in capital	141,246			124,003
Treasury stock	(16,741)			(2,022)
Retained earnings	122,361			90,113
Accumulated other comprehensive income (loss)	1,207			(655)
Total stockholders’ equity	260,777			230,839
Noncontrolling interest	961			—
Total stockholders’ equity attributable to parent	261,738			230,839
Total liabilities and stockholders’ equity	$2,554,360			$2,147,644

Net interest spread (tax-equivalent)			3.09%			3.09%
Net interest income and margin (tax-equivalent) [2]		$19,434	3.25%		$16,311	3.35%
Less: Tax-equivalent adjustments		$(338)			$(301)
Net interest spread			3.03%			3.03%
Net interest income and margin		$19,096	3.19%		$16,010	3.29%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended September 30, 2021 and 2020, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $147.3 million at September 30, 2021 and $87.9 million at September 30, 2020, are included in this amount for the three months ended September 30, 2021.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$207,195	$164	0.11%	$77,667	$110	0.19%
CDs with banks	11,554	168	1.94	12,667	187	1.97
Investment securities:
Taxable	222,323	1,831	1.10	104,450	1,554	1.98
Tax-exempt [2]	207,529	4,881	3.14	125,493	3,703	3.93
Loans and loans held-for-sale: [1]
Commercial [3]	1,365,680	45,905	4.49	1,138,438	42,292	4.95
Tax exempt [2]	6,928	237	4.57	9,457	329	4.64
Real estate	303,701	7,509	3.31	428,989	13,402	4.16
Consumer	10,157	762	10.03	6,805	370	7.24
Total loans	1,686,466	54,413	4.31	1,583,689	56,393	4.74
Total earning assets	2,335,067	61,457	3.52	1,903,966	61,947	4.33
Less: Allowance for loan losses	(25,920)			(14,857)
Cash and due from banks	16,274			27,781
Other assets	201,198			178,701
Total assets	$2,526,619			$2,095,591

Liabilities
Deposits:
NOW	$660,655	$1,323	0.27%	$385,413	$2,070	0.72%
Money market checking	461,998	662	0.19	447,219	2,397	0.71
Savings	44,938	4	0.01	43,606	16	0.05
IRAs	10,764	102	1.27	13,785	169	1.63
CDs	148,807	1,091	0.98	388,190	4,188	1.44
Repurchase agreements and federal funds sold	10,677	10	0.13	9,784	19	0.26
FHLB and other borrowings	33,914	95	0.37	75,451	1,524	2.69
Subordinated debt	43,786	1,437	4.39	4,124	78	2.52
Total interest-bearing liabilities	1,415,539	4,724	0.45	1,367,572	10,461	1.02
Noninterest-bearing demand deposits	828,469			442,378
Other liabilities	36,665			63,853
Total liabilities	2,280,673			1,873,803

Stockholders’ equity
Preferred stock	774			7,334
Common stock	12,524			12,031
Paid-in capital	139,980			123,342
Treasury stock	(16,741)			(1,533)
Retained earnings	107,094			81,476
Accumulated other comprehensive income (loss)	1,788			(862)
Total stockholders’ equity	245,419			221,788
Noncontrolling interest	527			—
Total stockholders’ equity attributable to parent	245,946			221,788
Total liabilities and stockholders’ equity	$2,526,619			$2,095,591

Net interest spread (tax-equivalent)			3.07%			3.31%
Net interest income and margin (tax-equivalent) [2]		$56,733	3.25%		$51,486	3.60%
Less: Tax-equivalent adjustments		$(1,077)			$(847)
Net interest spread			3.01%			3.26%
Net interest income and margin		$55,656	3.19%		$50,639	3.54%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the nine months ended September 30, 2021 and 2020, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $147.3 million at September 30, 2021 and $87.9 million at September 30, 2020, are included in this amount for the nine months ended September 30, 2021.

The following table presents the reconciliation of net interest margin for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net interest margin - U.S. GAAP basis
Net interest income	$19,096	$16,010	$55,656	$50,639
Average interest-earning assets	2,372,880	1,933,213	2,335,067	1,903,966
Net interest margin	3.19%	3.29%	3.19%	3.54%

Net interest margin - non-U.S. GAAP basis
Net interest income	$19,096	$16,010	$55,656	$50,639
Impact of fully tax-equivalent adjustment	338	301	1,077	847
Net interest income on a fully tax-equivalent basis	19,434	16,311	56,733	51,486
Average interest-earning assets	$2,372,880	$1,933,213	$2,335,067	$1,903,966
Net interest margin on a fully tax-equivalent basis	3.25%	3.35%	3.25%	3.60%

Key Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Book value per common share	$22.18	$19.07	$22.18	$19.07
Efficiency ratio 1 6	62.9%	51.6%	65.9%	60.3%
Overhead ratio 2 3 6	4.0%	3.4%	3.6%	4.9%
Net loan charge-offs to total loans [4]	—%	—%	0.01%	0.2%
Allowance for loan losses to total loans [5]	1.4%	1.8%	1.4%	1.8%
Nonperforming loans	$17,453	$14,893	$17,453	$14,893
Nonperforming loans to total loans	1.0%	1.0%	1.0%	1.0%
Equity to assets	9.5%	10.6%	9.5%	10.6%
Community Bank Leverage Ratio	12.0%	10.6%	12.0%	10.6%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Excludes loans held-for-sale
6 Non-U.S. GAAP metric

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts, repurchase agreements and subordinated debt. Net interest income, which is the primary source of revenue for the Bank, is also impacted by changes in market interest rates and the mix of interest-earning assets and interest-bearing liabilities. Net interest income is impacted favorably by increases in noninterest-bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and measures the net revenue stream generated by the Bank’s balance sheet. The net interest margin continues to face considerable pressure due to low interest rates and competitive pricing of loans and deposits in the Bank’s markets. Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest income, while maintaining an appropriate level of interest rate risk.

In 2020, the Federal Reserve lowered its key interest rate from a range of 1.50% to 1.75% to a range of 0.00% to 0.25% and remains at this rate as of September 30, 2021. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near-term future.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Net interest margin (tax-equivalent) was 3.25% for the three months ended September 30, 2021 compared to 3.35% for the three months ended September 30, 2020. Net interest spread (tax-equivalent) was 3.09% for the three months ended September 30, 2021 compared to 3.09% for the three months ended September 30, 2020. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 16 basis points in the three months ended September 30, 2021 compared to 26 basis points in the three months ended September 30, 2020. The increase of $310.4 million in average noninterest-bearing demand deposits helped maintain the favorable spread for the three months ended September 30, 2021 compared to three months ended September 30, 2020.

During the three months ended September 30, 2021, net interest income increased by $3.1 million, or 19.3%, to $19.1 million from $16.0 million during the three months ended September 30, 2020. This increase is largely due to the increase in the average earning assets of $439.7 million being primarily funded by the increase in noninterest-bearing demand deposits of $310.4 million. Average total earning assets were $2.37 billion in the three months ended September 30, 2021 compared to $1.93 billion in the three months ended September 30, 2020. Total interest income increased by $1.9 million, or 10.0%, to $20.5 million in the three months ended September 30, 2021 from $18.6 million in the three months ended September 30, 2020. This increase in total interest income was driven by the growth in earning assets offsetting the decrease in the yield on earning assets of 40 basis points. Average total loans increased to $1.74 billion in the three months ended September 30, 2021 from $1.50 billion in the three months ended September 30, 2020, primarily as the result of a $256.0 million increase in average commercial loans; however, PPP loan growth of $59.4 million from September 30, 2020 to September 30, 2021 accounted for a portion of the increase and carried just a 1% yield, exclusive of origination fee accretion. The yield on total loans decreased 26 basis points. Changes in the balance sheet related to the sale of of certain assets and liabilities of four banking center locations to Summit in July 2021 also impacted the yield on earning assets.

Average investment securities increased $195.4 million as the result of a $60.1 million increase in tax-exempt investments and a $135.3 million increase in taxable investments during three months ended September 30, 2021, compared to three months ended September 30, 2020. The yield on tax-exempt securities decreased 75 basis points and the taxable securities yield decreased 62 basis points.

Average interest-bearing liabilities increased by $97.5 million for three months ended September 30, 2021 from three months ended September 30, 2020. The increase was primarily the result of average balance increases of $362.3 million in negotiable order of withdrawal accounts and $40.3 million in subordinated debt, partially offset by average balance decreases of $213.3 million in certificates of deposit, $46.2 million in money market checking accounts, $33.6 million in FHLB and other borrowings and $7.6 million in savings accounts.

Average interest-bearing deposits were $1.35 billion for the three months ended September 30, 2021 and $1.26 billion for the three months ended September 30, 2020. Total interest expense decreased by $1.2 million, caused primarily by a $1.0 million decrease in deposit interest. The result was a 40-basis point decrease in the cost of interest-bearing liabilities, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Our average earning assets increased $439.7 million and net interest income increased by $3.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net interest margin continues to be pressured by depressed interest rates and increased competition for high-quality loan growth.

The Bank’s yield on earning assets for the three months ended September 30, 2021 declined due to decreases in the loan portfolio yield of 26 basis points, driven by the addition of PPP loans originated in the second quarter of 2020 and the first quarter of 2021, and the investment portfolio yield of 94 basis points, while the cost of interest-bearing liabilities decreased by 40 basis points compared to three months ended September 30, 2020.

The cost of interest-bearing liabilities decreased to 0.39% in the three months ended September 30, 2021 from 0.79% in the three months ended September 30, 2020. This decrease is primarily the result of 34 basis point decrease in the cost of deposits, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Net interest margin (tax-equivalent) was 3.25% for the nine months ended September 30, 2021 compared to 3.60% for the nine months ended September 30, 2020. Net interest spread (tax-equivalent) was 3.07% for the nine months ended September 30, 2021 compared to 3.31% for the nine months ended September 30, 2020. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 18 basis points in the nine months ended September 30, 2021 compared to 29 basis points in the nine months ended September 30, 2020. The decrease in net interest spread was driven by the 81-basis point decrease in yield on earning assets outpacing the impact of the increase of $386.1 million in average noninterest-bearing demand deposits for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, net interest income increased by $5.0 million, or 9.9%, to $55.7 million from $50.6 million during the nine months ended September 30, 2020. This increase is largely due to the increase in the average earning assets of $431.1 million being primarily funded by the increase in noninterest-bearing demand deposits of $386.1 million. Also impacting the yield was the sale of of certain assets and liabilities of four banking center locations to Summit in July 2021, the accretion related to loans acquired from First State and the amortization of PPP origination fees. Average total earning assets were $2.34 billion in the nine months ended September 30, 2021 compared to $1.90 billion in the nine months ended September 30, 2020. Although there was an increase in average total earning assets, total interest income decreased by $0.7 million, or 1.2%, to $60.4 million in the nine months ended September 30, 2021 from $61.1 million in the nine months ended September 30, 2020. This decrease in total interest income was driven by the effect of the Federal Reserve lowering its key interest rates, which resulted in the decrease in yield on earning assets of 81 basis points. Average total loans increased to $1.69 billion in the nine months ended September 30, 2021 from $1.58 billion in the nine months ended September 30, 2020, primarily as the result of a $227.2 million increase in average commercial loans; however, PPP loan growth of $59.4 million from September 30, 2020 to September 30, 2021 accounted for a portion of the increase and carried just a 1% yield, exclusive of origination fee accretion. The yield on total loans decreased 43 basis points. Changes in the balance sheet related to the Summit and First State transactions also impacted the yield on earning assets.

Average investment securities increased $199.9 million as the result of a $82.0 million increase in tax-exempt investments and a $117.9 million increase in taxable investments during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The yield on tax-exempt securities decreased 79 basis points and the taxable securities yield decreased 88 basis points.

Average interest-bearing liabilities increased by $48.0 million for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The increase was primarily the result of average balance increases of $275.2 million in negotiable order of withdrawal accounts, $39.7 million in subordinated debt, $14.8 million in money market checking accounts and $1.3 million in savings accounts, partially offset by average balance decreases of $239.4 million in certificates of deposit and $41.5 million in FHLB and other borrowings.

Average interest-bearing deposits were $1.33 billion for the nine months ended September 30, 2021 and $1.28 billion for the nine months ended September 30, 2020. Total interest expense decreased by $5.7 million, caused primarily by a $5.7 million decrease in deposit interest. The result was a 57-basis point decrease in the cost of interest-bearing liabilities, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Our average earning assets increased $431.1 million and net interest income increased by $5.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Net interest margin continues to be pressured by depressed interest rates and increased competition for high-quality loan growth.

The Bank’s yield on earning assets for the nine months ended September 30, 2021 declined due to decreases in the loan portfolio yield of 43 basis points, driven by the addition of PPP loans originated in the second quarter of 2020 and the first quarter of 2021, and the investment portfolio yield of 96 basis points, while the cost of interest-bearing liabilities decreased by 57 basis points compared to nine months ended September 30, 2020.

The cost of interest-bearing liabilities decreased to 0.45% in the nine months ended September 30, 2021 from 1.02% in the nine months ended September 30, 2020. This decrease is primarily the result of decreases of 232 basis points in the cost of FHLB and other borrowings and a 60 basis point decrease in the cost of deposits, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions were $0.4 million for the three months ended September 30, 2021 and $8.6 million for the three months ended September 30, 2020. The decrease in loan loss provision is primarily the result of the improvement of the qualitative adjustment factors within the allowance methodology. In addition, changes to the outstanding balances of the loan portfolios, changes to the level of recognized charge-offs and changes in the resulting historical loss rates, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in loan loss provision.

In order to assess how well the framework can appropriately respond to the unprecedented risk presented by the COVID-19 pandemic, we have continued to evaluate the qualitative factor framework within the allowance for loan loss methodology. As a result, the framework was significantly enhanced in the third quarter of 2020 to consider a much greater degree of risk than when the framework was originally designed. The framework has consistently generated an adequate allowance for loan loss within a generally stable economic environment. However, the onset of the COVID-19 pandemic made it apparent that the framework required modifications to consider this greater degree of risk. While the ultimate timing and severity of impacts to the economic and business conditions in which we operates are not yet fully known, it appears that the impacts will continue to be significant and it is likely that the impacts will evolve as businesses and individuals learn to adapt to a new way of operating and living. The breadth of the COVID-19 pandemic and the fact that it impacts virtually all industries has inherently created additional risk within the loan portfolios, despite there being no change to the nature of those portfolios.

Furthermore, as a result of the ongoing analysis of the loan portfolios, it has become apparent that a significant number of borrowers are experiencing a strain on their operations, As a result, they present an increase in the volume and severity of problem loans. Additionally, it is evident that consumer sentiment has been impacted, although not as significantly as during the Great Recession. Other significant factors include the increasingly volatile social atmosphere, the evolving political climate and the vaccines' timing and effectiveness. The unprecedented initiatives of the Federal government to provide support to the economy through new loan programs has simultaneously served to temporarily mitigate some of the impacts to the economy and borrowers, while also adding some degree of increased risk to lending policies and procedures as a result of the pace and manner in which these programs have been developed and made available to the public. As a result, quantifiable evidence of the impacts to our loan portfolios have not yet fully revealed themselves in terms of delinquent loans or deterioration in collateral values. Meanwhile, we have not made any significant changes to lending strategies that would impact the concentrations of credit risk within those portfolios.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Total loan balances increased $66.9 million during the three months ended September 30, 2021 versus an decrease of $66.1 million in the three months ended September 30, 2020. The commercial loan portfolio increased by $45.7 million during the three months ended September 30, 2021, in comparison to a decrease of $9.0 million in the three months ended September 30, 2020, while the residential mortgage loan portfolio increased by $9.6 million during the three months ended September 30, 2021, while decreasing by $55.4 million in the three months ended September 30, 2020. Included in the commercial and total loan volume increases are SBA PPP loans totaling $147.3 million as of September 30, 2021 compared to $87.9 million as of September 30, 2020. This portion of loan growth is significant to the overall change in provision as these loans are guaranteed by the SBA, and accordingly are subject to a loan loss allocation that is only a fraction of the typical allocation rate applied to other loans in the portfolio. In addition, net charge-offs during the three months ended September 30, 2021 totaled $0.1 million, compared to net charge-offs of $0.1 million in the three months ended September 30, 2020. Additionally, provision was impacted by a $3.0 million increase in the specific loan loss allocations in the three months ended September 30, 2021, relative to a $0.4 million increase in the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Total loan balances increased $310.4 million during the nine months ended September 30, 2021 versus an increase of $54.1 million in the nine months ended September 30, 2020. The commercial loan portfolio increased by $283.2 million during the nine months ended September 30, 2021, in comparison to an increase of $74.7 million in the nine months ended September 30, 2020, while the residential mortgage loan portfolio increased by $17.2 million during the nine months ended September 30, 2021, while decreasing by $20.3 million in the nine months ended September 30, 2020. Included in the commercial and total loan volume increases are SBA PPP loans totaling $147.3 million as of September 30, 2021 compared to $87.9 million as of September 30, 2020. This portion of loan growth is significant to the overall change in provision as these loans are guaranteed by the SBA, and accordingly, are subject to a loan loss allocation that is only a fraction of the typical allocation rate applied to other loans in the portfolio. In addition, net charge-offs during the nine months ended September 30, 2021 totaled $0.1 million, compared to net charge-offs of $1.9 million in the nine months ended September 30, 2020. Additionally, provision was impacted by a $2.8 million increase in the specific loan loss allocations in the nine months ended September 30, 2021, relative to a $1.4 million increase in the nine months ended September 30, 2020.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generally account for the majority of our noninterest income. Also, from time to time, we recognize gains or losses on acquisition and divestiture activity.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Noninterest income for the three months ended September 30, 2021 and 2020 totaled $22.0 million and $19.4 million, respectively. The increase in noninterest income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily the result of increases of $10.8 million in gains on acquisition and divestiture activity, $1.9 million in compliance and consulting income, $1.0 million in payment card and service charge income, $0.7 million in the gain on sale of loans and $0.5 million in the gain on sale of available-for-sale securities. These increases were partially offset by decreases of $10.0 million in equity method investment income and $7.3 million in mortgage fee income.

Gains on acquisition and divestiture activity increased $10.8 million for the three months ended September 30, 2021 due to the sale of four banking centers to Summit in July of 2021. Compliance and consulting income increased $1.9 million for the three months ended September 30, 2021 due to team expansion and the acquisition of Trabian. Payment card and service charge income increased $1.0 million for the three months ended September 30, 2021 due to several sponsoring agreements and new products and services as a result of recent investments in Fintech capabilities. Gain on sale of loans increased $0.7 million for the three months ended September 30, 2021, primarily due to the addition of the SBA lending team during the fourth quarter of 2020. Gain on sale of available-for-sale securities increased $0.5 million for the three months ended September 30, 2021 due to the sale of available-for-sale investments totaling $28.0 million in the third quarter of 2021. Equity method investment income decreased $10.0 million for the three months ended September 30, 2021 due to decreased volume from the ICM combination.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Noninterest income for the nine months ended September 30, 2021 and 2020 totaled $48.1 million and $75.8 million, respectively. The decrease in noninterest income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily the result of decreases of $33.4 million in mortgage fee income, $3.5 million in gains on acquisition and divestiture activity and $2.4 million in the gain on derivatives. These decreases were partially offset by increases of $3.4 million in payment card and service charge income, $3.1 million in compliance and consulting income, $2.8 million in the gain on sale of loans, $2.5 million in the gain on sale of available-for-sale securities and $1.0 million in equity method investment income from ICM.

Mortgage fee income decreased $33.4 million for the nine months ended September 30, 2021 due to the ICM combination in July 2020. Prior to this combination, income from our mortgage activities was recognized through mortgage fee income. Gain on derivatives decreased $2.4 million for the nine months ended September 30, 2021 due to the removal of the mortgage derivative driven by the ICM combination.

Payment card and service charge income increased $3.4 million for the nine months ended September 30, 2021 due to several sponsoring agreements and new products and services as a result of recent investments in Fintech capabilities. Compliance and consulting income increased $3.1 million for the nine months ended September 30, 2021 due to team expansion and the acquisition of Trabian. Gain on sale of loans increased $2.8 million for the nine months ended September 30, 2021 due to the addition of the SBA lending team during the fourth quarter of 2020. Gain on sale of available-for-sale securities increased $2.5 million for the nine months ended September 30, 2021 due to the sale of available-for-sale securities totaling $103.4 million in the first and second quarters of 2021.

Noninterest Expense

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Noninterest expense was $25.8 million and $18.3 million in the three months ended September 30, 2021 and 2020, respectively. Approximately 64% and 58% of noninterest expense for the three months ended September 30, 2021 and 2020, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations. Salaries and benefits increased by $6.0 million, primarily as a result of our continued efforts to support our Fintech portfolio. Professional fees increased by $1.1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to increased expenses related to the support of our Fintech portfolio.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Noninterest expense was $68.4 million and $76.3 million in the nine months ended September 30, 2021 and 2020, respectively. Approximately 62% and 65% of noninterest expense for the nine months ended September 30, 2021 and 2020, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations. Salaries and benefits decreased by $7.3 million, primarily as a result of the ICM combination, partially offset by the acquisition of First State in April 2020. Mortgage processing decreased by $1.7 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 as the result of the ICM combination.

Return on Assets and Equity

Assets

Total assets increased $457.3 million to $2.79 billion at September 30, 2021 from $2.33 billion at December 31, 2020. Earning assets increased $474.4 million to $2.62 billion at September 30, 2021 from $2.15 billion at December 31, 2020. This increase in earning assets was primarily driven by the $310.4 million increase in total loans to $1.76 billion at September 30, 2021, from
$1.45 billion at December 31, 2020.

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Our return on average assets was 1.9% for the three months ended September 30, 2021, compared to 1.2% for the three months ended September 30, 2020. The increased return in 2021 is a result of a $5.3 million increase in earnings, while average total assets increased by $406.7 million, mainly as the result of a $235.9 million increase in average total loans and a $195.4 million increase in average investment securities.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Our return on average assets was 1.5% for the nine months ended September 30, 2021, compared to 1.6% for the nine months ended September 30, 2020. The decreased return in 2021 is a result of a $3.6 million increase in earnings being outpaced by an increase in average total assets of $431.0 million, mainly as the result of a $199.9 million increase in average investment securities, a $129.5 million increase in average interest-bearing balances with banks and a $102.8 million increase in average total loans.

Equity

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

Our return on average stockholders’ equity was 18.1% for the three months ended September 30, 2021, compared to 11.3% for the three months ended September 30, 2020. The increased return in 2021 is a result of an $5.3 million increase in earnings, while average equity increased by $30.9 million.

Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

Our return on average stockholders’ equity was 15.8% for the nine months ended September 30, 2021, compared to 15.4% for the nine months ended September 30, 2020. The increased return in 2021 is a result of a $3.6 million increase in earnings, while average equity increased by $24.2 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $390.1 million at September 30, 2021, compared to $263.9 million at December 31, 2020. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable us to meet cash obligations as they come due. Due to the increase in liquidity driven by growth in noninterest-bearing deposits, we have elected to maintain a higher cash and cash equivalents balance to provide flexibility during the COVID-19 pandemic.

Investment Securities

Investment securities, including equity securities, totaled $468.8 million at September 30, 2021, compared to $438.2 million at December 31, 2020. The following table presents a summary of the investment securities portfolio as of the periods indicated. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Available-for-sale securities:
United States government agency securities	$41,971	$53,869
United States sponsored mortgage-backed securities	85,271	95,769
United States treasury securities	82,422	3,123
Municipal securities	207,423	231,887
Other debt securities	7,500	7,500
Other securities	14,436	18,476
Total investment securities available-for-sale	$439,023	$410,624

Equity securities	$29,809	$27,585

Management monitors the earnings performance and liquidity of the investment portfolio regularly through the Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in managing interest rate risk for the Company. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of our customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

Our loan portfolio totaled $1.76 billion as of September 30, 2021 and $1.45 billion as of December 31, 2020. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas, as well as the addition of an SBA lending team in the fourth quarter of 2020.

The total of residential real estate loans reported as 90 or more days past due increased significantly during the nine months ended September 30, 2021. This increase was the result of a single loan in the amount of $5.6 million that became delinquent due to an interruption in the employment status of the borrower. The loan is well secured by the residence, which provides a loan to value of approximately 50%, and the borrower is now under a forbearance agreement.

For more information regarding our loans, see Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At September 30, 2021 and December 31, 2020, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, there is a concentration within the healthcare industry which includes loans to physicians, nursing homes and pharmacies.

Allowance for Loan Losses

The ALL was $25.2 million or 1.4% of total loans at September 30, 2021 compared to $25.8 million or 1.8% of total loans at December 31, 2020. The decrease in this ratio directly resulted from the $0.5 million release from the ALL into earnings for the nine months ended September 30, 2021. The decrease in ALL was primarily the result of improvement in the qualitative adjustment factors within the allowance methodology. In addition, changes to the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs and changes in the resulting historical loss rates, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in the allowance for loan losses.

Management continually monitors the risk in the loan portfolio through the review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the ALL. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable and changes in the local and national economy. When appropriate, we also consider public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $2.40 billion, or 96.6% of funding sources, at September 30, 2021. This same information at December 31, 2020 reflected $1.98 billion in deposits representing 97.4% of funding sources. FHLB and other borrowings and subordinated debt represented 2.9% of funding sources at September 30, 2021 and 2.1% of funding sources at December 31, 2020. There were no outstanding amounts due to FHLB and other borrowings at September 30, 2021 and December 31, 2020. Subordinated debt totaled $73.0 million at September 30, 2021 and $43.4 million at December 31, 2020. Repurchase agreements, which are available to large corporate customers, represented 0.5% of funding sources at both September 30, 2021 and December 31, 2020.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the
Company. At September 30, 2021, noninterest-bearing balances totaled $999.3 million, compared to $715.8 million at December 31, 2020, or 41.7% and 36.1%, respectively, of total deposits. Interest-bearing deposits totaled $1.40 billion at September 30, 2021, compared to $1.27 billion at December 31, 2020, or 58.3% and 63.9%, respectively, of total deposits. The main driver of deposit growth has been the increase in Fintech deposits from $533.0 million at December 31, 2020 to $975.7 million as of September 30, 2021, through the addition of new relationships and continuing to grow current relationships. This growth in Fintech deposits is primarily due to the increase in gaming deposits, primarily as a result of the increasing number of states legalizing sports gaming. Gaming deposits, which are included in total Fintech deposits, totaled $774.1 million as of September 30, 2021, compared to $357.9 million at December 31, 2020. We currently expect our Fintech banking deposits to continue to grow.

The following table presents the balance of each of the deposit categories as of the periods indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Noninterest-bearing demand	$999,328	$715,791
Interest-bearing demand	767,268	496,502
Savings and money markets	530,538	545,501
Time deposits, including CDs and IRAs	101,806	224,595
Total deposits	$2,398,940	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$9,563	$16,955

Average interest-bearing deposits were $1.35 billion during the three months ended September 30, 2021, compared to $1.26 billion during the same time period in 2020 and average noninterest-bearing deposits were $852.9 million during the three months ended September 30, 2021 compared to $542.5 million during the same time period in 2020.

Average interest-bearing deposits were $1.33 billion during the nine months ended September 30, 2021 compared to $1.28 billion during the same time period in 2020 and average noninterest-bearing deposits were $828.5 million during the nine months ended September 30, 2021 compared to $442.4 million during the same time period in 2020.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital and Stockholders' Equity

During the nine months ended September 30, 2021, stockholders’ equity increased $27.2 million to $266.7 million. This increase consists of net income attributable to us for the year-to-date period of $29.2 million, common stock options exercised totaling $3.4 million, stock-based compensation of $2.3 million and noncontrolling interests due to acquisitions of $1.1 million. These increases were partially offset by the redemption of preferred stock of $7.3 million, other comprehensive loss of $3.0 million and cash dividends paid of $4.2 million.

With the stockholders’ equity increasing as noted above and being outpaced by the growth in assets of $457.3 million in the nine months ended September 30, 2021, the equity to assets ratio decreased from 10.3% at December 31, 2020 to 9.5% at September 30, 2021. We paid dividends to common shareholders of $4.2 million and $3.2 million in the nine months ended September 30, 2021 and 2020, respectively, compared to earnings of $29.2 million and $25.6 million in the nine months ended September 30, 2021 and 2020, respectively, resulting in the dividend payout ratio increasing to 14.5% in the nine months ended September 30, 2021 from 12.8% in the nine months ended September 30, 2020 .

We and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. We are exempt from the Federal Reserve Board’s capital adequacy standards as it believes it meets the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1 – Business and Note 15 – Regulatory Capital Requirements to the consolidated financial statements and accompanying notes contained in the 2020 Form 10-K.

In November 2019, federal regulators finalized and adopted a regulatory capital rule establishing a new community bank leverage ratio (“CBLR”), which became effective on January 1, 2020. The CBLR intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and will return to 9% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2021 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR includes the following:

●    Total assets of less than $10 billion;
●    Total trading assets plus liabilities of 5% or less of consolidated assets;
●    Total off-balance sheet exposures of 25% or less of consolidated assets;
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

The Bank's CBLR at September 30, 2021 was 12.0%, which is above the well-capitalized standard of 8.5%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the nine months ended September 30, 2021, cash provided by financing activities totaled $602.4 million, while outflows from investing activity totaled $488.0 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

We have an effective shelf registration covering $75 million of debt and equity securities, all of which is available, subject to authorization from the Board of Directors and market conditions, to issue debt or equity securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms or at all.

Current Economic Conditions

We consider our primary market area for CoRe banking services to be comprised of North Central West Virginia and Northern Virginia. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.6% and 7.7% for September 2021 and 2020, respectively.

Commitments and Contingent Liabilities

We are a party to financial instruments with off-balance-sheet risk in the ordinary course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by us upon extension of credit, varies and is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Our policy for obtaining collateral, and the nature of such collateral, is substantially the same as that involved in making commitments to extend credit.

Concentration of Credit Risk

We grant a majority of our commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia and Northern Virginia markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. We evaluate the creditworthiness of each of our customers on a case-by-case basis and the amount of collateral it obtains is based upon management’s credit evaluation.

Regulatory

We are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. In accordance with these requirements, we implemented a deposit reclassification program that allows us to maintain no such reserve balances as of September 30, 2021 and December 31, 2020.

In addition, the Bank is now subject to certain regulatory requirements resulting from its increased levels of insured deposit accounts. FDIC rules set forth in 12 CFR Part 370 impose recordkeeping requirements on insured depository institutions with two million or more deposit accounts (such as the Bank) to facilitate rapid payment of insured deposits to customers if such an institution were to fail. The rule requires those insured depository institutions to: (i) maintain complete and accurate data on each depositor’s ownership interest by right and capacity for all of the institution’s deposit accounts and (ii) develop the capability to calculate the insured and uninsured amounts for each deposit owner within 24 hours of failure. The FDIC will conduct periodic testing of compliance with these requirements, and institutions subject to the rule must submit to the FDIC a certification of compliance, signed by the Bank’s CEO, and deposit insurance coverage summary report on or before the mandatory compliance date and annually thereafter.

Additional information regarding supervision and regulatory matters related to our business and operations can be found in Item 1. Business of the 2020 Form 10-K under the heading Supervision and Regulation.

Contingent Liability

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

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

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires us to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in the 2020 Form 10-K.

Recent Accounting Pronouncements and Developments

Recent accounting pronouncements and developments applicable us are described further in Note 1 – Nature of Operations and Basis of Presentation accompanying the consolidated financial statements included elsewhere in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Our market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishing policies to monitor and coordinate our sources, uses and pricing of funds.

Credit Risk

We have counterparty risk, which may arise from the possible inability of third-party investors to meet the terms of their forward sales contracts. We work with third-party investors that are generally well-capitalized, investment grade and exhibit strong financial performance to mitigate this risk. We monitor the financial condition of these third parties on an annual basis and we do not expect these third parties to fail to meet their obligations.

We expect that some clients will be unable to meet their financial obligations in the near term as a result of the decreased economic activity brought on by the COVID-19 pandemic. However, we do not expect that these credit concerns will perpetuate indefinitely. Many clients may be eligible to defer loan payments to a later date. We are working to incorporate scenarios that reflect decreased loan cash flows in the short term into our interest rate risk models.

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

Item 4 – Controls and Procedures

As of September 30, 2021, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time in the ordinary course of business, we and our subsidiaries are subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty and in the case of more complex legal proceedings, the results are difficult to predict at all. We are not aware of any asserted or unasserted legal proceedings or claims that we believe would have a material adverse effect on our financial condition or results of our operations.

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

There was no share repurchase activity during the three months ended September 30, 2021.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description	Exhibit Location
Exhibit 10.1	Subordinated Note Purchase Agreement, dated September 28, 2021, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 001-38314, filed September 28, 2021, and incorporated by reference herein
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 101.INS	XBRL Instance Document	Filed herewith
Exhibit 101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	November 1, 2021	By:	/s/ Larry F. Mazza
Larry F. Mazza
President, CEO and Director
(Principal Executive Officer)

Date:	November 1, 2021	By:	/s/ Donald T. Robinson
Donald T. Robinson
Executive Vice President and CFO
(Principal Financial and Accounting Officer)