Form 10-K
period 2021-12-31
MVB FINANCIAL CORP
filed 2022-03-10
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 001-38314

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
Yes ☐ No ☒

Based upon the closing price of the common shares of the registrant on June 30, 2021 of $42.66 as reported on the Nasdaq Capital Market, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $440.5 million. For this purpose, certain executive officers and directors are considered affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of March 9, 2022, the registrant had 12,096,324 shares of common stock outstanding with a par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements:

Statements in this Annual Report on Form 10-K that are based on other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively, “we,” “our,” or “us”), including the MVB Bank, Inc. (the “Bank”), and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” “outlook,” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●
the length, severity, magnitude and duration of the Coronavirus Disease (“COVID-19”) pandemic and the direct and indirect impacts of the COVID-19 pandemic, including its impact on our financial condition and business operations;

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic and the effects of inflation on our operations and operating expenses;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to recent investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks related to our business;
●	changes in local, national and international political and economic conditions, including without limitation, changes in the political and economic climate, economic conditions and other major developments, including wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	unanticipated changes in our liquidity position, including but not limited to changes in access to sources of liquidity and capital to address our liquidity needs;
●	deposits include certain concentrations with large customers and industries;
●	changes in interest rates;
●	the quality and composition of the loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the discontinued use of the London Inter-bank Offered Rate (“LIBOR”) and the transition to an alternative rate;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;

●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislation or regulatory changes which adversely affect operations or business, including changes to address the impact of COVID-19 through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic;
●	federal and state consumer protection laws that extensively govern customer relationships;
●
changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of future adoption of the Current Expected Credit Losses (“CECL”) standard; and

●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

Certain risk factors that might cause actual results to differ materially from those presented are more fully described in this Annual Report on Form 10-K within Part I, Item 1A – Risk Factors, included elsewhere in this report and from time to time, in other filings with the Securities and Exchange Commission (“SEC”). Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB Financial,” “MVB,” “the Company,” “we,” “us,” “our,” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. The Bank’s consolidated subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, LLC (“Edge Ventures”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”) and Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”), as well as controlling interests in MVB Technology, LLC (“MVB Technology”) and Flexia Payments, LLC (“Flexia”). The Bank also owns equity method investments in Intercoastal Mortgage Company, LLC (“ICM”), Interchecks Technologies, Inc. (“Interchecks”) and Ayers Socure II, LLC ("Ayers Socure II").

In 2021, Edge Ventures was created as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB. Subsidiaries of Edge Ventures include MVB Technology, Flexia and Victor.

We have acquired a number of financial institutions and other financial services businesses. Future acquisitions and divestitures will be consistent with our strategic direction. Our most recent acquisition and divestiture activity includes the following:

●	In February 2021, the Bank entered into an agreement to acquire an 80% interest in Flexia. The Bank invested approximately $2.5 million for the 80% interest. At the time of acquisition, Flexia had no assets or liabilities. Soon after the Bank's investment, for approximately $1.0 million Flexia purchased a license for technology that allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card and to utilize them for non-cash transactions at participating casinos, for exclusive use in the United States and Canada.

●	In April 2021, the Bank entered into an agreement with Trabian, a leading software development firm servicing financial institutions, pursuant to which the Bank acquired an 80% interest in Trabian in exchange for approximately $1.6 million, including unregistered shares of MVB common stock. Trabian builds digital products and web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintech companies. Consistent with our mission to pursue technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

●	In July 2021, the Bank completed the previously announced sale of certain assets and liabilities of four banking centers in West Virginia. Pursuant to the terms of the Purchase and Assumption Agreement between the Bank and Summit Community Bank, Inc. (“Summit”), Summit assumed approximately $163.3 million in deposit liabilities, including accrued interest, and acquired approximately $57.8 million in loans, as well as accrued interest on those loans, cash, real property, personal property and other fixed assets associated with the banking centers, as of the July 10, 2021 closing date. The Bank recognized a pre-tax gain of $10.8 million on the sale in the third quarter of 2021.

●	In August 2021, the Bank entered into a Stock Purchase Agreement with Interchecks, a privately held start-up which simplifies and enhances payouts and 1099 compliance for organizations around the world. We made an initial investment in Interchecks in 2019. This additional investment increased our ownership interest in Interchecks to 16.9% and allows us to have significant influence over the operations and decision making at Interchecks.

Business Overview

We conduct a wide range of business activities through the Bank, primarily commercial and retail (“CoRe”) banking services, as well as Fintech banking.

CoRe Banking

We offer our customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks;
●	Safe deposit rental facilities; and
●	Non-deposit investment services offered through an association with a broker-dealer.

Fintech Banking

In addition to CoRe banking activities, we are also involved in innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech companies. The dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with an overarching focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex from both an operational and regulatory perspective. We hold a strategic view that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, these industries offer an excellent source of stable, low cost deposits and non-interest, fee based income. We analyze each industry thoroughly, both from an operational and regulatory viewpoint. This business line has the potential for fee income revenue as relationships grow.

Edge Ventures

In 2021, Edge Ventures, a wholly-owned subsidiary of the Bank, was created as a management company providing oversight, alignment and structure for our Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by us. In September 2021, Edge Ventures announced a partnership with NYDIG, a leading technology and financial services firm dedicated to Bitcoin, to integrate Bitcoin into our industry-leading banking-as-a-service solutions. This partnership will allow our Fintech clients to offer Bitcoin-related products – all powered by NYDIG's secure, regulated, full-stack platform-alongside our banking products. Subsidiaries of Edge Ventures include MVB Technology, Flexia and Victor, which are developing software to enhance the products and services available to our customers.

MVB Technology

MVB Technology is a 93.4% owned subsidiary of Edge Ventures. MVB Technology's primary product, GRAND, provides fast, cost effective payments from a modern bank account. Account holders fund their GRAND account using a bank account, card or direct deposit and can then seamlessly transfer funds between their GRAND account and their favorite apps. GRAND helps drive significant savings for online merchants through a streamlined process for transfers of customer funds.

Flexia

In February 2021, Edge Ventures acquired an 80% interest in Flexia. Flexia is a Las Vegas-based Fintech company that licenses technology which allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card and to utilize them for non-cash transactions at participating casinos. Flexia's technology license provides Flexia with exclusive use of the software in the United States and Canada.

Victor

Victor is a wholly-owned subsidiary of Edge Ventures. In 2021, Victor was formed to develop technology to make it faster and easier to launch and scale a broad spectrum of Fintech solutions for the gaming, payments, banking-as-a-service and digital asset sectors. Within a matter of weeks, Fintech developers can build solutions to manage and move money with developer-friendly application programming interfaces. Banks can onboard and manage more programs with Victor’s tailored due diligence, risk assessment and oversight workflow tools. Recognizing the complexity of the Fintech ecosystem, Victor also supports seamless integration with a proven network of value-added technology and service providers.

Primary Market Areas and Customers

We consider our primary market area for CoRe banking services to be comprised of North Central West Virginia and Northern Virginia, where we currently operate eight full-service branches: six in West Virginia and two in Virginia. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.7%, 6.5% and 3.4% for December 2021, 2020 and 2019, respectively.

COVID-19 Pandemic

Throughout 2020 and 2021 and into 2022, economies throughout the world have been severely disrupted as a result of the outbreak of COVID-19. The outbreak and any preventative or protective actions that we or our clients may take related to this virus may result in a period of disruption, including our financial reporting capabilities, our operations generally and could potentially impact our clients, providers and third parties. While significant progress has been made to combat the outbreak of COVID-19, the extent to which the COVID-19 pandemic will continue to impact our future operating results will depend on future developments, including resurgences, such as the recent acceleration of the spread of the Delta and Omicron variants of COVID-19, which are highly uncertain and cannot be predicted.

Segment Reporting

We have identified three reportable segments: CoRe banking; mortgage banking; and financial holding company, with our remaining non-reportable segments included in the “other” category.

Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. The Fintech banking division, MVB Insurance and MVB CDC reside in the CoRe banking segment.

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

The remaining operating segments, including Chartwell, Paladin Fraud, Trabian and the subsidiaries of Edge Ventures do not meet the criteria for a reportable segment and are included in the “other” category. For more information about each of our reportable segments, please refer to Note 21 – Segment Reporting accompanying the consolidated financial statements included elsewhere in this report.

Commercial Loans

At December 31, 2021, the Bank had outstanding approximately $1.49 billion in commercial loans, including commercial and industrial, commercial real estate and financial loans. These loans represented approximately 80% of the total aggregate loan portfolio as of that date.

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

In addition to the review noted above, the commercial and credit teams performed an evaluation of the entire commercial loan portfolio for potential short- and long-term impacts of COVID-19. Through this process, we identified the industries and borrowers that were most significantly impacted by COVID-19, allowing the Bank to implement immediate risk mitigation efforts and provide relief where necessary to support our clients. Management will continue to monitor the portfolio for any ongoing effects.

Residential Mortgage Loans

At December 31, 2021, the Bank had approximately $332.7 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 18% of total loans outstanding.

The Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one to ten year adjustable rate, fully amortizing to maturity mortgages. The Bank also originates fixed rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. Full appraisals are obtained from licensed appraisers for the majority of loans secured by real estate. In addition, the Bank purchases residential real estate loans from ICM.

Residential construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. Also, note that with respect to construction loans, the Bank generally makes loans to the homeowner, rather than to the builder. At December 31, 2021, residential mortgage construction loans to individuals totaled approximately $135.5 million with an average remaining life of four months and are generally refinanced to a permanent loan upon completion of the construction.

Consumer Loans

At December 31, 2021 the Bank had approximately $44.3 million of consumer loans, including installment loans and personal lines of credit, representing 2% of total loans outstanding. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles.

Credit risk for consumer loans is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment also includes subprime loans purchased from a third-party originator related to purchases of personal automotive vehicles. Credit risk is unique in comparison to the remainder of the consumer segment as these loans are being provided to consumers that cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan.

Competition

Our business experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rates, loan terms and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions, as well as from insurance companies and brokerage firms. Competition for deposits also comes from other Fintech-focused banks and neobanks, which are online-only financial institutions. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, technology offerings and overall financial condition. Fintech companies also compete with us directly and in partnership with other banks and financial services providers in lending, deposits, contactless payment cards, digital wallets and mobile payments solutions, installment or other buy now pay later methods, real-time payment systems, peer-to-peer payments, card readers and other point of sale technologies, tools that simplify merchant payments and other markets.We believe that our approach of integrating banking services with technology provides flexibility, which enables the Bank to offer an array of banking products and services. ICM faces significant competition from traditional financial institutions, Fintech-focused banks and neobanks and other national and local mortgage banking operations.

We operate under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not our strategy to compete solely on the basis of interest rates. Management believes that a focus on customer relationships and service will promote our customers’ continued use of our financial products and services and will lead to enhanced revenue opportunities. We are also involved in innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech companies.

Human Capital Resources

As of December 31, 2021, we had 458 employees. We seek to attract, retain and develop the most talented employees possible, regardless of location, by promoting a strong, positive culture, offering competitive compensation, maintaining a safe and healthy workplace, investing in training and education and emphasizing open communication with management.

Covid-19 Response

We have thrived through the pandemic, with more than 85% of our Team Members across 39 states, Puerto Rico and two countries successfully working remotely. Our information technology team has worked diligently to position us so that we could seamlessly support a remote workforce. We experienced no layoffs or salary reductions related to the COVID-19 pandemic and have increased headcount over the past year, primarily related to further build-out our Fintech vertical.

Exercising our core values, management made employee safety its top priority. Prior to the shift to remote status, a Pandemic Response Team was assembled and continues to meet daily to monitor employee travel and illness concerns/reports, as well as the ever-changing COVID-19 landscape.

Culture

We remain committed to maintaining and growing our culture by leveraging our purpose, values and associated behaviors. We have successfully operationalized our Culture Initiative by embedding these elements into our daily life. Examples of this can be found in our talent acquisition, onboarding, education and performance processes. We take time to listen to our employees, to understand areas of opportunity and to provide support that enables to execute on our business strategy. That approach has helped us build something special and differentiate us from others.

Diversity Equity and Inclusion

Our goal is to create and sustain a visible commitment to diversity, equity and inclusion, recognizable to current and future employees, clients and partners. We firmly believe leveraging differences in thoughts, experiences, backgrounds and perspectives drives employee engagement, innovation and financial success.

We established a Diversity, Equity and Inclusion Team Member Resource Group, composed of 28 company volunteers across the organization. Educating our employees about events and subjects related to diversity, equity and inclusion creates a more inclusive culture, enables leaders across the organization to develop diverse teams and fosters collaboration and innovation.

Total Rewards

To attract and retain employees, we consistently assess the labor market and seek to improve our benefit and compensation programs. We offer a competitive salary structure with short-term and long-term performance incentives. Our total compensation programs are also designed to promote the interests of our employees and shareholders, while enabling us to attract and retain top-quality executive talent.

We educate, support and empower employees and their dependents to improve and maintain their overall health and well-being through healthy lifestyle choices and to create a culture of wellness. We offer competitive benefits plans, wellness incentives, flexible work arrangements, maternity leave and community service opportunities. We also support employees’ financial planning for the future by offering 401(k) plan matching, immediate vesting and access to retirement advisors.

Employee Learning and Development

We remain committed to education and development for our employees. The remote work environment created additional opportunities for virtual and online learning. In 2021, Team Members were assigned position-specific curricula designed to support ongoing compliance requirements and development within their individual positions. Employees experience on the job training, as well as other company organized opportunities. In 2021, we held 131 internal learning events that provided 283 total hours, or an average of 5.44 hours per week, of learning opportunities facilitated by our Learning & Development team.

We have a 40-hour annual education requirement for each employee as part of our annual performance evaluation process. This also includes additional courses/content employees experience outside of our Learning Management System. We also offer employee education assistance and tuition reimbursement programs.

Communication, Recognition and Engagement

We believe it is important to provide our employees with open communication with management. Our internal communication structure includes various opportunities for employees to interact with our CEO and other members of the executive leadership team, including monthly all-hands town hall meetings. At the meetings, our CEO and members of the executive leadership team present informational topics in sessions open to all employees.

Supervision and Regulation

We are subject to extensive regulation under federal and state banking laws. Our earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to in this section. The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and contains specific information about us. Regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors, the insurance fund of the FDIC and the stability of the financial system, rather than for the protection of our shareholders and creditors.

In addition to banking laws, regulations and regulatory agencies, we are subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of us and the Bank and our ability to make distributions to shareholders. State and federal law govern the activities in which the Bank engages, the investments it makes, the aggregate amount of loans that may be granted to one borrower and other similar areas of the Bank's business. Various consumer and compliance laws and regulations also affect us and the Bank's operations.

The following discussion is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described herein. Such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. The likelihood and timing of any changes and the impact such changes may have on us or the Bank is impossible to determine with any certainty. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on our business, financial condition or results of operations.

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for United States financial services firms such as us, primarily resulting from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts many aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks, bank holding companies and financial holding companies, such as us. The Dodd-Frank Act imposes prudential regulation on depository institutions and their holding companies, which requires financial firms to control risks and hold adequate capital as defined by capital requirements and liquidity requirements and by the imposition of concentration risk limits. As such, we are subject to more stringent standards and requirements with respect to: (i) bank and non-bank acquisitions and mergers; (ii) the “financial activities” in which we engage as a financial holding company; (iii) affiliate transactions; and (iv) proprietary trading and investing in private equity or hedge funds, among other provisions.

In May 2018, the EGRRCPA was enacted, which repealed or modified certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. These modifications, among other changes: (i) exempt banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) eliminate the requirement for appraisals for certain real estate transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raise eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that upon the election of a bank would replace the risk-based capital requirements. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities.

Certain provisions of the Dodd-Frank Act and other laws, such as the EGRRCPA, are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. New regulations and statutes are periodically proposed and/or adopted that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. Changes in leadership at various federal banking agencies (which may accelerate under the Biden administration), including the Federal Reserve Board, can also change the policy direction of these agencies. Certain of these recent proposals and changes are described below. We will continue to evaluate the impact of any new regulations so promulgated or under consideration, including changes in regulatory costs and fees, modifications to consumer products or disclosures required by the Consumer Financial Protection Bureau (“CFPB”) and the requirements of the enhanced supervision provisions, among others.

Regulatory Agencies

We are a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. As a financial holding company and a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and we and our non-bank subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of financial holding companies such as us by the Federal Reserve Board and for functional regulation of banking activities by bank regulators, securities activities by securities regulators and insurance activities by insurance regulators. We are also under the jurisdiction of the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.

The Bank is a West Virginia state chartered bank. The Bank is not a member bank of the Federal Reserve System (“non-member bank”). Accordingly, the West Virginia Division of Financial Institutions and the FDIC are the primary regulators of the Bank and the Bank's subsidiaries.

Bank Holding Company Activities

In general, the BHCA limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board), without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments. Under current federal law, as a bank holding company, we have elected and qualified to become a financial holding company.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” under applicable Federal Reserve Board regulations and the depository institution subsidiaries controlled by the financial holding company must have at least a satisfactory Community Reinvestment Act rating. A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned Capital Requirements and Prompt Corrective Action included in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating of 1 or 2 and management rating of at least “satisfactory” in its most recent examination. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the financial holding company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the financial holding company does not return to compliance within 180 days, the Federal Reserve Board may require (i) divestiture of the holding company’s depository institutions or (ii) termination by the financial holding company of any activity that is not an activity that is permissible for bank holding companies under section 4(c)(8) of the BHCA. If a depository institution receives a rating of less than satisfactory under the Community Reinvestment Act, the financial holding company may not commence any additional financial activity or acquire a company engaged in financial activity, until the bank subsidiary has achieved at least a rating of satisfactory under the Community Reinvestment Act.

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

As required by the EGRRCPA, in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Federal Reserve Board’s Small Bank Holding Company Policy Statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (i) is not engaged in significant non-banking activities; (ii) does not conduct significant off-balance sheet activities; and (iii) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding that are registered with the SEC. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve Board may exclude a company from the threshold increase. Management believes we meet the conditions of the Federal Reserve Board’s Small Bank Holding Company Policy Statement and is therefore excluded from consolidated capital requirements and is subject to specific debt to equity ratio requirements. To be considered well capitalized, a company subject to the Small Bank Holding Company Policy Statement must meet certain requirements, including having a debt-to-equity ratio of 1.0:1 or less. Further, qualification as a small bank holding company allows us to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve. The Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

Federal Securities Regulation

We are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. We are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes numerous reporting, accounting, corporate governance and business practices on companies, as well as financial and other professionals who have involvement with the United States public markets. We are generally subject to these requirements and applicable SEC rules and regulations.

Acquisitions

The BHCA, the Bank Merger Act, the Change in Bank Control Act (the “CIBCA”), West Virginia banking law, and other federal and state statutes regulate investments in and acquisitions of commercial banks and their parent holding companies. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FDIC (in the case of a non-member bank) or other appropriate bank regulatory authority is required for a bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. Under the CIBCA, a filing with the Federal Reserve Board is required under certain circumstances if an investor acquires more than 9.9% of any class of voting securities of a state member bank or a bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial strength of the combined organization, the risks to the stability of the United States banking or financial system, the applicant’s performance record under the Community Reinvestment Act (please refer to the section captioned Community Reinvestment Act included elsewhere in this item) and its compliance with consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities and other financial crimes.

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

Incentive Compensation

As part of its regular, risk-focused examination process, the Federal Reserve Board reviews the incentive compensation arrangements of banking organizations that are not “large, complex banking organizations,” such as us. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

In addition, SEC regulations require public companies, like us, to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

The scope and content of the United States banking regulators’ policies on incentive compensation and SEC rulemaking with respect to executive compensation are continuing to develop.

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies and foreign banks which engage in the banking business in the United States (together, “banking entities”) from engaging in proprietary trading of certain securities, derivatives and commodity futures and options on these instruments, for their own account and prohibits banking entities from investing in or sponsoring certain types of funds (“covered funds”) unless otherwise permitted by the Volcker Rule. EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. As of July 22, 2019, the effective date for the rulemaking implementing the EGRRCPA exemption, we and the Bank are below these thresholds and thus exempt from the Volcker Rule.

Limit on Dividends

We are a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. Our ability to obtain funds for the payment of dividends to our shareholders and for other cash requirements largely depends on the amount of dividends the Bank declares. However, the Federal Reserve Board expects us to serve as a source of financial and managerial strength to the Bank to reduce potential loss exposure to the Bank’s depositors and to the FDIC insurance fund in the event the Bank becomes insolvent or is in danger of becoming insolvent or is otherwise experiencing financial stress. Under this requirement, we are expected to commit resources to support the Bank, including at times when we may not be in a financial position to provide such resources. Any capital loans by us to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Accordingly, the Federal Reserve Board may require us to retain capital for further investment in the Bank, rather than pay dividends to our shareholders. The Bank may not pay dividends to us if, after paying those dividends, the Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. The Bank must have the approval from the West Virginia Division of Financial Institutions if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings and the retained earnings for the preceding two years, less required transfers to surplus. These provisions could limit our ability to pay dividends on our outstanding common shares.

In addition, we and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums (please refer to the Capital Requirements section below). The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank holding company or a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

Transactions with affiliates are regulated under federal banking law. The Federal Reserve Act, made applicable to the Bank by section 8(j) of the Federal Deposit Insurance Act (the “FDIA”), imposes quantitative and qualitative requirements and collateral requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates and generally requires those transactions to be on terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by the Federal Reserve Act to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure by a bank to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf or for the benefit of an affiliate. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

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

Capital Requirements

We are required to comply with applicable capital adequacy standards established by the FDIC (the “Capital Rules”). We are exempt from the Federal Reserve Board’s capital adequacy standards as we believe that we meet the requirements of the Small Bank Holding Company Policy Statement. State chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

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

The Capital Rules also include a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019. The Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to us or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer of 2.5% and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

In June 2016, the FASB issued an update to the accounting standards for credit losses that included the CECL methodology, which replaces the existing incurred loss methodology for certain financial assets. CECL became effective for certain entities on January 1, 2020. In December 2018, the federal bank regulatory agencies approved a final rule providing an option to phase-in, over a period of three years, the day-one regulatory capital effects resulting from the implementation of CECL. This standard is effective for us in 2023.

Notwithstanding the foregoing, the EGRRCPA simplifies capital calculations by requiring regulators to establish for insured depository institutions under $10 billion in assets a community bank leverage ratio (“CBLR”) (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements under the Capital Rules. Such institutions that meet the CBLR will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the CBLR test based on the institution’s risk profile. In November 2019, the federal bank regulators issued a final rule on the CBLR, setting the minimum required CBLR at 9%. Depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9%, will be eligible to opt into the CBLR framework. Banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the regulators’ capital rules and, if applicable, will be considered to have met the well-capitalized ratio requirements for purposes of section 38 of the FDIA. The final rule was effective on January 1, 2020 and the CBLR framework was available for banks to use beginning in their March 31, 2020 Call Report. The Bank elected to apply the CBLR framework in its March 31, 2021 Call Report and qualified for this election throughout 2021.

We have policies and procedures in place to establish internal capital levels and to monitor and stress-test such levels on a regular basis to ensure we remain above regulatory capital limits.

Prompt Corrective Action

The FDIA requires, among other things, that the federal banking agencies take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures, which reflect changes under the Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

For further information regarding the capital ratios and leverage ratio of us and the Bank, please refer to the discussion under the section captioned Capital and Stockholders’ Equity included in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

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

Federal Home Loan Bank Membership

The Federal Home Loan Bank (“FHLB”) provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”), plus 4.0% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2021, the Bank held capital stock of FHLB in the amount of $1.8 million.

Federal and State Consumer Laws

We are subject to a number of federal and state consumer protection laws that extensively govern the relationships between us, the Bank and the Bank's customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act (“HMDA”), the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these federal laws’ respective state-law counterparts, as well as state usury laws and state and federal laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our and the Bank's ability to raise interest rates and subject us and the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

The CFPB is a federal agency responsible for implementing federal consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. The CFPB also has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates, which authority would not apply to us or the Bank. As the Bank’s principal federal regulator, the FDIC has examination and enforcement authority over the Bank.

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding our defensive measures, the threat from cyberattacks is continuous and severe, attacks are sophisticated and increasing in volume and attackers respond rapidly to changes in defensive measures. While to date we are not aware of having experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. For further discussion of risks related to cybersecurity, please refer to Item 1A – Risk Factors included elsewhere in this report.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets, the activities of monetary and fiscal authorities and the recent reports of a significant growth in inflationary pressures, we cannot predict future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation

Our primary exposure to environmental risk is through our lending activities. In cases when management believes environmental risk potentially exists, we mitigate our environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral. With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit. We do not currently anticipate any material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations. The recent focus on environmental, sustainable and governance and climate change considerations in the business community and among our and the Bank's other constituents may over time affect our and the Bank's approach to evaluating and addressing environmental risk.

Other Regulatory Matters

We are subject to examinations and investigations by federal and state banking regulators, as well as the SEC, various taxing authorities and various state regulators. We periodically receive requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning our business and accounting practices. Such requests are considered incidental to the normal conduct of business.

Future Legislation and Regulation

From time to time, Congress may enact legislation that affects the regulation of the financial services industry and state legislatures may enact legislation affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy or limit our ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material, adverse effect on our business, financial condition and results of operations.

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

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Please carefully consider the risks described below, together with all other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition, results of operations and cash flows could be materially adversely affected. In these circumstances, the market price of our common stock could decline significantly. Other factors that could affect our financial condition and operations are discussed in the Forward-Looking Statements at the beginning of this report.

Risks Related to Economic and Market Conditions

We may continue to face risks related to the COVID-19 pandemic.

The full impact of COVID-19 is unknown and rapidly evolving, including recent acceleration of the spread of the Delta and Omicron variants. The outbreak and any preventative or protective actions that we or our clients may take in respect of the virus may result in a period of disruption, including our financial reporting capabilities and our operations, and could potentially impact our clients, providers and third parties. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in overall business activity and financial transactions, supply chain disruptions and overall economic and financial market instability. In response to the pandemic, many states, including those where we primarily operate, have taken preventative and protective actions to limit or forego time outside of their homes and ordering temporary closures of businesses that have been deemed to be non-essential.

The COVID-19 pandemic had an impact on our operations during fiscal years ending December 31, 2020 and 2021 and we expect that the pandemic may continue to materially affect our business, financial condition and results of operations during 2022. The extent to which the COVID-19 pandemic impacts our future operating results will depend on future developments, which are highly uncertain and cannot be predicted, including the efficacy and distribution of COVID-19 vaccines and governmental actions to contain the virus or treat its impact, among others. Banking and financial services have been designated essential businesses; therefore, our operations are continuing. The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not fully known, nor is the ultimate length of the restrictions described above and any accompanying effects, including lower stock prices for many companies. These factors could result in further decline in demand for banking products and services and could negatively impact, among other things, liquidity, regulatory capital and future growth.

In March 2020, we announced programs and precautions to protect and support our customers and employees during the COVID-19 pandemic. A number of borrowers have enrolled in programs to defer all loan payments for periods up to six months. These programs may negatively impact revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 to clients, may adversely affect the business and results of operations more substantially over a longer period of time.

There are no comparable recent events that provide guidance as to the effect the geographic spread of COVID-19 as a global pandemic, nor are there historical indicators to rely on in terms of how the markets will react. Even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’ global economic impact, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. As a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

Our business depends upon the general economic conditions of the State of West Virginia and the Commonwealth of Virginia, and may be adversely affected by downturns in these and the other local economies in which we operate.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate, including the State of West Virginia, the Commonwealth of Virginia and the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Continued economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions, combined with continued oil price volatility, could have a material adverse effect on the credit quality of our loans and our business, financial condition and results of operations.

Our success depends primarily on the general economic conditions of West Virginia and Virginia and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 37.0% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within West Virginia and Virginia. A significant decline in general economic conditions in West Virginia or Virginia, whether caused by recession, inflation, unemployment, changes in crude oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our loans are secured by real estate concentrated in the State of West Virginia and the Commonwealth of Virginia, which may adversely affect our earnings and capital if real estate values decline.

Nearly 62.9% of our total loans are real estate interests (residential, non-residential including both owner-occupied and investment real estate and construction and land development) mainly concentrated in West Virginia and Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

Severe weather (including climate change), natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on our business.

Our business is subject to risk from external events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

Climate change exposes us to physical risk as its effects may lead to more frequent shifts in weather patterns and more extreme weather events that could damage, destroy or otherwise impact the value or productivity of our properties and other assets; reduce the availability of insurance to cover losses; and/or disrupt our operations through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.

Furthermore, banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Risks Related to Our Business

Our non-residential real estate loans expose us to greater risks of non-payment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses, which would reduce net income.

At December 31, 2021, $1.54 billion, or approximately 82%, of our loan portfolio consisted of non-residential real estate and other non-residential loans. Non-residential real estate and other non-residential loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce net income. Also, many of our non-residential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our investment in sub-prime automobile loans expose us to greater risks of non-payment, which may cause us to increase our allowance for loan losses, which would reduce net income.

As of December 31, 2021, our loan portfolio consisted of $41.5 million of sub-prime automobile loans. Considering the higher interest rates of sub-prime automobile loans and lower credit ratings of sub-prime borrowers, these types of loans are generally considered to have a greater risk of delinquency and non-payment than conforming loans and may require greater provisions for loan losses. We have experienced slight increases in delinquencies or non-payment in this portfolio compared to our other automobile loans and our loan portfolio may be adversely affected if we continue to experience an increase in delinquencies or non-payment. Consequently, we could sustain loan losses and be required to establish a higher provision for loan losses.

Our allowance for loan losses could become inadequate and reduce earnings and capital.

The Bank maintains an allowance for loan losses that it believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for loan losses based upon general market conditions, credit quality of the loan portfolio and performance of the Bank’s clients relative to their financial obligations with it. However, the amount of future losses is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond the Bank’s control, and these future losses may exceed its current estimates. Management performs stress tests on the loan portfolios to estimate future loan losses, but additional provisions for loan losses could be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in the Bank’s market area or changes in the circumstances of particular borrowers. We cannot predict with certainty the amount of losses or guarantee that the allowance for loan losses is adequate to absorb future losses in the loan portfolio. Excessive loan losses could have a material adverse effect on our financial condition and results of operations.

The earnings from our investment in ICM will be significantly reduced if ICM is not able to sell mortgages.

The profitability of ICM depends in large part upon its ability to originate a high volume of loans and to sell them in the secondary market. Thus, ICM is dependent upon (i) the existence of an active secondary market and (ii) its ability to sell loans into that market. Volatile interest rate environments could increase this risk initially. However, past performance supports our ability to fund the increase in ICM's production.

ICM’s ability to readily sell mortgage loans is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of the ICM's ability to participate in such programs could, in turn, adversely affect our results of operations.

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

In March 2020, the Federal Reserve reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic and reduced the interest it pays on excess reserves. Any prolonged reduction in interest rates is likely to continue to have an adverse effect on our net interest income and margins and our profitability. The impact of the prolonged low rates will also continue to affect rate spreads and return on earning assets.

Notwithstanding the current rate environment, the Federal Reserve has indicated that it may begin to increase rates, limit its quantitative easing program and reduce its balance sheet of bonds and other assets in 2022, but will do so with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks.” Despite this, the impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity and the availability of credit. Financial instruments do not respond in a parallel fashion to rising or falling interest rates. Given the interconnectedness of the global financial system, these vulnerabilities could impact our business operations and financial condition. Furthermore, any asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates could have an adverse effect on our results of operations. Interest rate risk is more fully described in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Continued elevated levels of inflation could adversely impact our business and results of operations.

The United States has recently experienced elevated levels of inflation. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, if interest rates were to rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio would be negatively impacted. In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry and market area and failure to effectively compete could have a material adverse effect on our business, financial condition and results of operations.

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional and community banks within the various markets where we operate. We also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services, as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

●	Ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
●	Ability to expand our market position;
●	Scope, relevance and pricing of products and services offered to meet customer needs and demands;
●	Rate at which we introduce new products and services relative to our competitors;
●	Customer satisfaction with our level of service; and
●	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Our gaming initiative has contributed significantly to an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to levels that may not be sustainable.

Our gaming initiative has contributed significantly to an increase in our noninterest bearing deposits, and has allowed us to generate attractive returns on lower risk assets through increased investments in securities and loan growth. We have increased our noninterest bearing deposits as a percentage of total deposits from 10.9% as of December 31, 2017 to 47.1% as of December 31, 2021, an increase that is largely attributable to our gaming initiative. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our gaming customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our noninterest bearing deposit base, our deposit balances may still decrease if our gaming customers are offered more attractive returns from our competitors. If our gaming customers withdraw deposits, we could lose a low cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2021, we had $6.3 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations.

Transition away from LIBOR may adversely impact the Bank, as well as the value of, and the return on, our financial instruments that are indexed to LIBOR.

The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. In November 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of United States dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of United States dollar LIBOR, including the three-month LIBOR, but indicated no new contracts using United States dollar LIBOR should be entered into after December 31, 2021. End dates for LIBOR have now been set, and United States regulators have issued guidance as of October 2021 that urges market participants to address their existing LIBOR exposures and transition to robust and sustainable alternative rates by December 31, 2021. Although the Alternative Reference Rates Committee (“ARRC”) has announced the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, SOFR may not gain market acceptance or be widely used as a benchmark rate, and ARRC has advised market participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use.

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

The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The uncertainty or differences in the calculation of applicable interest rates or payment amounts depending on the terms of governing instruments and may also increase operational and other risks to us and the industry.

The transition may change the Bank’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Bank’s reputation or could have a material adverse effect on our business, financial condition and results of operations. The Bank could be subject to disputes or litigation with counterparties regarding the interpretation and enforceability of provisions in existing LIBOR-based fallback language or other related provisions, as the economics of various alternative reference rates differ from LIBOR.

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

For example, we are involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech. Our evolving business and product diversification, these new initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Furthermore, the Bank has several large depositor relationships that are concentrated in the Fintech industry and the loss of any relationship could force us to fund our business through more expensive and less stable sources. Also, the Bank is engaged in relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries and any change in regulations could impact us from both an operational and regulatory perspective.

In addition to new lines of business, we have strategies to acquire and internally develop technologies in order to scale and diversify our banking capabilities. There may be significant costs to acquire and/or develop such technologies and there is no certainty as to the timing for these investments to become profitable, if at all.

In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. For example, as we expand our banking-as-a-service business and consider entering into other services, there may be heightened regulatory scrutiny of consumer compliance, including clear and transparent account origination and servicing user experiences and disclosures, such as modifications to consumer products or disclosures required by the CFPB.

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

Our investments in Fintech companies and initiatives subject us to material financial, reputational and strategic risks.

Our investments in various Fintech companies have had a significant impact on our results of operations, and we anticipate they will continue to have a significant impact on our results of operations in the future. Any investments where we have the ability to exercise significant influence, but not control over the operating and financial policies of the investee, are accounted for using the equity method of accounting. For investments accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss. Any investments where we are not able to exercise significant influence over the investee are accounted for under Accounting Standards Update (“ASU”) 2016-01, where changes in fair value resulting from observable price changes arising from orderly transactions are recognized in net income. We also periodically evaluate our investments for impairment. Please refer to Note 1 – Summary of Significant Accounting Policies, accompanying the consolidated financial statements included elsewhere in this report for more information.

Any earnings from our Fintech investments can be volatile and difficult to predict. Our 2021 earnings include gains from this portfolio. Such gains in this portfolio may not be sustainable and deterioration in the value of these investments could result in losses. Furthermore, we invest in many of these Fintech companies for strategic purposes. Where we are a minority shareholder, we may be unable to influence the activities of these organizations, which could have an adverse impact on our ability to execute our strategic initiatives and successfully develop and implement the banking platform we are developing with these and other partners.

Potential acquisitions may disrupt our business and dilute stockholder value.

We generally seeks merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

●	Potential exposure to unknown or contingent liabilities of the target company;
●	Exposure to potential asset quality issues of the target company;
●	Potential disruption to our business;
●	Potential diversion of management’s time and attention;
●	Possible loss of key employees and customers of the target company;
●	Difficulty in estimating the value of the target company; and
●	Potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

We are subject to liquidity risk, which could disrupt the ability to meet our financial obligations.

Liquidity refers to the ability of us to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting periodic payment obligations under certain subordinated debentures issued by us in connection with the issuance of floating rate redeemable trust preferred securities. The source of the funds for our debt obligations is dependent on the Bank.

Any significant restriction or disruption of our ability to obtain funding from these or other sources could have a negative effect on our ability to satisfy our current and future financial obligations, which could materially affect our financial condition.

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

Interruption to our information systems or breaches in security, including as a result of cyberattacks or other cyber incidents, could adversely affect the our operations or otherwise harm our business.

We rely on information systems and communications for operating and monitoring all major aspects of business, as well as internal management functions. Any failure, interruption, intrusion or breach in security of these systems could result in failures or disruptions in the customer relationship, management, general ledger, deposit, loan and other systems.

There have been several cyberattacks on websites of large financial services companies. Even if not directed at us specifically, attacks on other entities with whom we do business, or on whom we otherwise rely, or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

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

The occurrence of any such failure, disruption or security breach of our information systems, particularly if widespread or resulting in financial losses to our customers, could damage our reputation and our relationships with our partners and customers, result in a loss of customer business, subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability. These risks could have a material effect on our business, results of operations and financial condition.

We continually encounter technological change and failure to continually adapt to such change could materially impact our financial condition and results of operations.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with applicable contractual arrangements or service level agreements. We maintain a system of policies and procedures designed to monitor vendor risks including, among other things, (i) changes in the vendor’s organizational structure; (ii) changes in the vendor’s financial condition; and (iii) changes in the vendor’s support for existing products and services. The failure of an external vendor to perform in accordance with applicable contractual arrangements or the service level agreements could be disruptive to operations, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are at risk for an adverse impact on business due to damage to our reputation.

Our ability to compete effectively, to attract and retain customers and employees, and to grow our business is dependent on maintaining our reputation and having the trust of our customers and employees. Many types of developments, if publicized, can negatively impact a company’s reputation with adverse consequences to our business.

To an increasing extent, financial services companies, including us, may face criticism for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as environment, consumer health and safety or society at large. Criticism can come in many forms, including for providing banking services to companies engaged in, for example, the gaming industry or cryptocurrency. Many of these issues are divisive without broad agreement as to the appropriate steps a company should take and often with strong feelings on both sides. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address concerns or by others as having inappropriately yielded to pressures. This pressure can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

We may also face criticism in response to changes in overall strategic direction, the addition of new lines of business, the exit of current lines of business or with openings or closures of certain banking centers.

We have customers in the Cryptocurrency industry, a new and rapidly evolving industry, which creates uncertainty around risk and regulations.

We engage with clients in the cryptocurrency industry. Cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile and may be influenced by a wide variety of factors, including speculative activity. This volatility may materially impact us if our clients experience significant losses and we lose their business. This volatility may also materially impact our financial statements and thus affect our common stock market price. The SEC and Treasury have continued to focus on registration for certain digital assets and reporting of transactions to the IRS. Any change in regulations could impact us from both an operational and regulatory perspective.

Changes in card network rules or standards could adversely affect our business.

We provide merchant services through the third-party business model in which we process credit and debit card transactions on behalf of merchants. In order to provide such merchant services, we are members of the Visa and MasterCard card brand networks. As such, we are subject to card network rules that could subject us or our merchants to a variety of fines or penalties that may be assessed on us and our merchants. The termination of our membership or any changes in card network rules or standards could increase the cost of operating our merchant servicer business or limit our ability to provide merchant services to or through our customers, and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Legal and Regulatory Environment

Changes in tax law may adversely affect our performance and create the risk that we may need to adjust our accounting for these changes.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our performance. In addition, customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for loans and deposit products. In addition, such negative effects on customers could result in defaults on the loans and decrease the value of mortgage-backed securities in which we have invested.

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

Failure to meet any of the various capital adequacy guidelines which we are subject to could adversely affect our operations and could compromise our status as a financial holding company.

We and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the Federal Reserve Board, the FDIC and the United States Department of Treasury. If we or the Bank fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations would be materially and adversely affected and could compromise our status as a financial holding company. Please refer to the sections captioned Supervision and Regulation – Capital Requirements included in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report, for detailed capital guidelines for bank holding companies and banks.

We are a financial holding company and our sources of funds are limited.

We are a financial holding company and our operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to shareholders of us is derived primarily from dividends paid by the Bank. As a result, our ability to receive dividends or loans from the Bank is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The Federal Reserve Board and/or the FDIC prohibit a dividend payment by us or the Bank that would constitute an unsafe or unsound practice. Please refer to the sections captioned Supervision and Regulation – Limit on Dividends included in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

The inability of the Bank to generate profits and pay such dividends to us, or regulator restrictions on the payment of such dividends to us even if earned, would have an adverse effect on our financial condition and results of operations and our ability to pay dividends to our shareholders.

In addition, since we are a legal entity separate and distinct from the Bank, our right to participate in the distribution of assets of the Bank upon the Bank’s liquidation, reorganization or otherwise will be subject to the prior claims of the Bank’s creditors, which will generally take priority over the Bank’s shareholders.

Risks Related to Our Common Stock

The trading volume in our common stock is less than that of other larger financial services companies.

Shares of our common stock began trading on the Nasdaq Capital Market in December 2017 under the symbol “MVBF” and were previously traded on the OTC Bulletin Board. There has been limited trading in our shares over the last 12 months. If limited trading in our common stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of our securities.

If we are unable to maintain compliance with Nasdaq listing requirements, our stock could be delisted, and the trading price, volume and marketability of the stock could be adversely affected.

There can be no assurances that we will be able to maintain compliance with Nasdaq’s present listing standards, or that Nasdaq will not implement additional listing standards with which we will be unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of the common stock.

Our stock price can be volatile.

Stock price volatility may make it more difficult for shareholders to resell their common stock when they want and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the financial services industry;
●	perceptions in the marketplace regarding us and/or our competitors;

●	new technology used, or services offered, by competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in government regulations; and
●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, including real or anticipated changes in the strength of the economies we serve; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, crude oil price volatility or credit loss trends could also cause our stock price to decrease, regardless of operating results.

Our ability to pay dividends is not certain and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be shareholders' sole opportunity for gains on their investment for the foreseeable future.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. At December 31, 2021, we have no material weaknesses in our internal control over financial reporting; however, a material weakness could occur in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal control over financial reporting that meets the requirements of Section 404, we may be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report we provide of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

The value of the securities in ours investment securities portfolio may be negatively affected by disruptions in securities markets.

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

Accounting policies and estimates are fundamental to how our records and reports our financial condition and results of operations. Our management makes judgments and assumptions in selecting and adopting various accounting policies and in applying estimates so that such policies and estimates comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, the Bank could need to significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. Please refer to the section captioned Allowance for Loan Losses in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Further, from time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. Recent economic conditions have resulted in continuing scrutiny of accounting standards by legislators and regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between U.S. GAAP and International Financial Reporting Standards may result in changes to U.S. GAAP. These changes can be hard to predict and can materially impact how we record and reports our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements or otherwise adversely affecting our financial condition or results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models which may prove to be inadequate or inaccurate which could result in unexpected losses, insufficient allowances for loan losses or unexpected fluctuations in the value of our financial instruments.

The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models used for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models used to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We, through the Bank, own our main office located at 301 Virginia Avenue in Fairmont, WV. Our subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2021, we operated eight full-service banking branches in the locations further described in Item 1 – Business included elsewhere in this report. Three of the eight full-service banking branches are owned and the remaining five are leased.

In July 2021, we sold two Bank branch locations in Cabell County, WV, one in Kanawha County, WV, and one in Putnam County, WV, pursuant to a Purchase and Assumption Agreement with Summit.

No one facility is material to us. Management believes that the facilities are generally in good condition and suitable for the operations for which they are used.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we and our subsidiaries may be subject to claims, asserted or unasserted or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings, the results can be difficult to predict. We are not aware of any material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “MVBF.”

As of March 9, 2022, we had approximately 857 stockholders of record.

In 2021, 2020 and 2019, we paid dividends totaling $0.51, $0.36 and $0.195, respectively, per share and currently expect that comparable dividends will continue to be paid in the future.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2016 and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
Index Value
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Period Ending
MVB Financial Corp.
KBW Bank Index
Russell 2000

Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
MVB Financial Corp.	$100.00	$157.81	$142.58	$197.85	$183.16	$334.34
KBW Bank Index	100.00	116.25	93.46	123.50	106.67	144.05
Russell 2000	100.00	113.14	99.37	122.94	145.52	165.45

Equity Compensation Plan Information

Information about our equity compensation plan is disclosed below under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

In April 2021, the Bank acquired a majority interest of the assets and certain liabilities of Trabian pursuant to a Stock Purchase Agreement by and among the Bank, Trabian, Jonathan Matthew Dean, Clarence B. Reeme, III, Jennifer L. Reeme and Brent Dixon. The purchase price of the transaction consisted of 17,597 unregistered shares of our common stock and $1.0 million in cash and other assets.

In August 2021, the Bank acquired minority interest in Interchecks pursuant to a Stock Purchase Agreement by and among the Bank, with each of Brandon White, GenSpend Systems, LLC, Dylan Massey and Thomas Mainville, and Interchecks. The purchase price of the transaction consisted of 107,928 unregistered shares of our common stock.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no repurchases of common stock during the three months ended December 31, 2021.
.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in our results of operations from 2019 to 2020 may be found in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021. Further, we encourage you to revisit the Forward-Looking Statements at the beginning of this report.

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

Financial Results

Net interest income increased $8.3 million, noninterest income decreased $29.2 million and noninterest expense increased $0.3 million during 2021 compared to 2020. Our yield on earning assets (tax-equivalent) in 2021 was 3.52% compared to 4.17% in 2020. Total loans increased by $416.1 million to $1.87 billion as of December 31, 2021 from $1.45 billion as of December 31, 2020. Our overall cost of interest-bearing liabilities was 0.44% in 2021 compared to 0.85% in 2020. The decrease in earning assets yield, partially offset by the decrease in the cost of interest-bearing liabilities, resulted in a decrease in our net interest margin (tax-equivalent) to 3.26% in 2021 from 3.57% in 2020.

We earned $39.1 million in 2021 compared to $37.4 million in 2020, an increase of $1.7 million. The 2021 earnings equated to a return on average assets of 1.5% and a return on average equity of 15.6%, compared to 2020 results of 1.7% and 16.7%, respectively. Basic and diluted earnings per share were $3.32 and $3.10, respectively, in 2021 compared to $3.13 and $3.06, respectively, in 2020.

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

We actively participated in the Paycheck Protection Program (“PPP”), and may evaluate other programs available to assist our clients and provide consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into our interest rate risk models.

There was considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion had funds available as of the program's closure date. On July

2, 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. On January 8, 2021, the Small Business Administration (“SBA”) announced that the PPP would reopen on January 11, 2021 for new borrowers and certain existing PPP borrowers. During the latest round, funds totaling $284 billion were authorized through March 31, 2021. As of December 31, 2021, we originated 734 PPP loans with outstanding balances of $18.0 million through our internal commercial team and originated 3,731 PPP loans with outstanding balances of $113.7 million through our partnership with a Fintech company.

As of December 31, 2021, mortgage loans totaling $2.1 million were outstanding for modifications, such as interest-only payments and payment deferrals. There were no commercial loan modifications outstanding as of December 31, 2021. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Net Interest Income and Net Interest Margin (Average Balance Schedules)

The following tables present, for the periods indicated, information about (1) average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (2) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (3) the interest rate spread; (4) net interest income and margin; and (5) net interest income and margin (on a tax-equivalent basis). The average balances presented are derived from daily average balances.

Average Balances and Analysis of Net Interest Income

	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$249,801	$305	0.12%	$125,259	$191	0.15%	$9,264	$209	2.26%
CDs with banks	10,406	201	1.93	12,484	246	1.97	14,097	280	1.99
Investment securities:
Taxable	231,450	2,405	1.04	121,607	2,448	2.01	129,486	3,055	2.36
Tax-exempt [2]	201,532	6,328	3.14	144,389	5,361	3.71	103,235	4,456	4.32
Loans and loans held-for-sale: 1 3
Commercial	1,387,273	63,551	4.58	1,136,858	54,434	4.79	987,674	53,087	5.37
Tax-exempt [2]	6,646	300	4.51	8,966	422	4.70	12,549	561	4.47
Real estate	307,829	9,662	3.14	403,166	18,100	4.49	447,891	21,220	4.74
Consumer	15,890	2,069	13.02	6,973	465	6.67	8,948	547	6.11
Total loans	1,717,638	75,582	4.40	1,555,963	73,421	4.72	1,457,062	75,415	5.18
Total earning assets	2,410,827	84,821	3.52	1,959,702	81,667	4.17	1,713,144	83,415	4.87
Allowance for loan losses	(25,682)			(18,079)			(11,318)
Cash and due from banks	13,874			26,460			17,625
Other assets	201,904			181,439			131,370
Total assets	$2,600,923			$2,149,522			$1,850,821

Liabilities
Deposits:
Negotiable order of withdrawal	$673,547	$1,612	0.24%	$408,110	$2,521	0.62%	$381,092	$3,586	0.94%
Money market checking	469,010	883	0.19	458,606	2,680	0.58	331,636	5,144	1.55
Savings	42,800	5	0.01	45,420	6	0.01	38,324	4	0.01
IRAs	9,674	121	1.25	13,691	218	1.59	17,415	329	1.89
CDs	134,250	1,355	1.01	349,787	4,869	1.39	387,660	8,376	2.16
Repurchase agreements	10,821	13	0.12	9,856	23	0.23	11,252	48	0.43
FHLB and other borrowings	25,275	93	0.37	68,407	1,049	1.53	183,812	4,704	2.56
Subordinated debt	51,149	2,188	4.28	7,568	261	3.45	12,124	770	6.35
Total interest-bearing liabilities	1,416,526	6,270	0.44	1,361,445	11,627	0.85	1,363,315	22,961	1.68
Noninterest-bearing demand deposits	895,024			502,457			258,546
Other liabilities	38,100			61,169			33,810
Total liabilities	2,349,650			1,925,071			1,655,671

Stockholders’ equity
Preferred stock	730			7,334			7,660
Common stock	12,614			12,047			11,762
Additional paid-in capital	140,610			130,312			118,837
Treasury stock	(16,741)			(2,637)			(1,084)
Retained earnings	112,843			77,044			61,712
Accumulated other comprehensive income (loss)	534			351			(3,737)
Total stockholders' equity attributable to parent	250,590			224,451			195,150
Noncontrolling interest	683			—			—
Total stockholders' equity	251,273			224,451			195,150
Total liabilities and stockholders’ equity	$2,600,923			$2,149,522			$1,850,821

Net interest spread (tax-equivalent)			3.08			3.32			3.19
Net interest income and margin (tax-equivalent) [2]		$78,551	3.26%		$70,040	3.57%		$60,454	3.53%
Less: Tax-equivalent adjustments		(1,392)			(1,214)			(1,054)
Net interest spread			3.02			3.25			3.13
Net interest income and margin		$77,159	3.20%		$68,826	3.51%		$59,400	3.47%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the twelve months ended December 31, 2021, 2020 and 2019, which is a non-U.S. GAAP financial measure. Please refer to the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $131.7 million and $82.0 million at December 31, 2021 and 2020, respectively, are included in this amount for the twelve months ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net interest margin - U.S. GAAP basis
Net interest income	$77,159	$68,826	$59,400
Average interest-earning assets	2,410,827	1,959,702	1,713,144
Net interest margin	3.20%	3.51%	3.47%

Net interest margin - non-U.S. GAAP basis
Net interest income	$77,159	$68,826	$59,400
Plus: Impact of fully tax-equivalent adjustment	1,392	1,214	1,054
Net interest income on a fully-tax equivalent basis	$78,551	$70,040	$60,454
Average interest-earning assets	$2,410,827	$1,959,702	$1,713,144
Net interest margin on a fully tax-equivalent basis	3.26%	3.57%	3.53%

Rate Volume Calculation

The year over year change in rate volume to 2021 from 2020 is as follows:

(Dollars in thousands)	Change in Volume	Change in Rate	Change in Both Rate & Volume	Total Change
Earning Assets
Loans
Commercial	$11,991	$(2,355)	$(519)	$9,117
Tax-exempt	(109)	(17)	4	(122)
Real estate	(4,280)	(5,446)	1,288	(8,438)
Consumer	595	443	566	1,604
Investment securities:
Taxable	2,211	(1,184)	(1,070)	(43)
Tax-exempt	2,121	(827)	(327)	967
Interest-bearing deposits in banks	190	(38)	(38)	114
CDs with banks	(41)	(5)	1	(45)
Total earning assets	$12,678	$(9,429)	$(95)	$3,154

Interest-bearing liabilities
Negotiable order of withdrawal	$1,639	$(1,544)	$(1,004)	$(909)
Money market checking	61	(1,817)	(41)	(1,797)
Savings	—	(1)	—	(1)
IRAs	(64)	(47)	14	(97)
CDs	(3,000)	(1,339)	825	(3,514)
Repurchase agreements	2	(11)	(1)	(10)
FHLB and other borrowings	(662)	(797)	503	(956)
Subordinated debt	1,503	63	361	1,927
Total interest-bearing liabilities	(521)	(5,493)	657	(5,357)
Total	$13,199	$(3,936)	$(752)	$8,511

Net Interest Income

Net interest income, which is the primary source of revenue for the Bank, is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities, as well as interest-bearing deposits and certificates of deposit in banks. Interest-bearing liabilities include interest-bearing deposits, borrowed funds, such as sweep accounts and repurchase agreements, and subordinated debt. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities.

Net interest income is impacted favorably by increases in noninterest bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by the Bank’s balance sheet. Net interest margin (tax equivalent) was 3.26% in 2021 compared to 3.57% in 2020. The net interest margin continues to face considerable pressure due to falling interest rates and competitive pricing of loans and deposits in the Bank’s markets. During 2020, the Federal Reserve lowered its key interest rate from a range of 1.50% to 1.75% to a range of —% to 0.25% and remained at this range as of 2021. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest, while maintaining an appropriate level of interest rate risk. Net interest spread (tax-equivalent) was 3.08% in 2021 compared to 3.32% in 2020. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 18 basis points in 2021 compared to 25 basis points in 2020. This was driven by the 65 basis point decrease in yield on earning assets outpacing the impact of the increase of $392.6 million in average noninterest-bearing demand deposits.

We continue to analyze methods to deploy assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management expects that loan activity will remain strong in the near-term future.

During 2021, net interest income increased by $8.3 million, or 12.1%, to $77.2 million from $68.8 million in 2020. This increase is largely due to the increase in earnings assets of $451.1 million primarily funded by the increase in noninterest-bearing demand deposits of $404.6 million. Also impacting the yield was the sale of certain assets and liabilities of four banking center locations to Summit in July 2021, the accretion related to loans acquired from First State and the amortization of PPP origination fees. Average total earning assets were $2.41 billion in 2021 compared to $1.96 billion in 2020. As a result of the increase in average total earning assets, total interest income increased by $3.0 million, or 3.7%, to $83.4 million in 2021 from $80.5 million in 2020. Average total loans and loans held-for-sale increased to $1.72 billion in 2021 from $1.56 billion in 2020, primarily as the result of a $250.4 million increase in average commercial loans; however, PPP loans with an outstanding balance of $131.7 million accounted for a portion of the increase and carried just a 1% yield, outside of origination fee accretion. Yield on total loans and loans held-for-sale decreased 32 basis points. Changes in the balance sheet related to the Summit and First State transactions also impacted yield on earning assets.

Average investment securities increased $167.0 million in 2021 as the result of a $57.1 million increase in tax-exempt investments and a $109.8 million increase in taxable investments. Yield on tax-exempt securities decreased 57 basis points and taxable securities yield decreased 97 basis points.

Average interest-bearing liabilities increased in 2021 by $55.1 million. The increase was primarily the result of an increase of $265.4 million in the average balance of negotiable order of withdrawal accounts and an increase of $10.4 million in money market checking accounts. The increase in average interest-bearing liabilities was partially offset by decreases of $215.5 million in the average balance of CDs and $43.1 million in the average balance of FHLB and other borrowings.

Average interest-bearing deposits grew to $1.33 billion in 2021 from $1.28 billion in 2020. Total interest expense decreased by $5.4 million, primarily due to decreases of $6.3 million in deposit interest and $1.0 million in interest on FHLB and other borrowings, partially offset by an increase of $1.9 million in interest on subordinated debt. The result was a 41-basis point decrease in the cost of interest bearing liabilities from 2020 to 2021.

The Bank’s yield on earning assets declined during 2021 due to decrease in the loan portfolio yield of 32 basis points, driven by the addition of PPP loans purchased in the first quarter of 2021, and the investment portfolio yield of 92 basis points, while the cost of interest bearing liabilities decreased by 41 basis points.

The cost of interest bearing liabilities decreased to 0.44% in 2021 from 0.85% in 2020. This decrease is primarily the result of decrease of 116 basis points in the cost of FHLB and other borrowings and a 51 basis point decrease in the cost of deposits. Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

Our release of allowance for loan losses for 2021 was $6.3 million and our provision for loan losses for 2020 was $16.6 million. The provision for loan losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. The changes in loan loss provision are the result of a $2.6 million release allocated to a single loan as well as improvements in allocation rates, portfolio risk grades and economic and business factors.

Determining the appropriate provision for loan losses requires considerable management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served and guidance from the Bank’s primary regulators.

Management has continued to evaluate the qualitative factor framework within the allowance for loan loss methodology in order to assess how well the framework can appropriately respond to the unprecedented risk presented by the COVID-19 pandemic. As a result, in 2020 the framework was significantly enhanced to consider a much greater degree of risk than when the framework was originally designed. The framework has consistently generated an adequate allowance for loan loss within a generally stable economic environment, but the onset of the pandemic made it apparent that the framework required modifications to consider this greater degree of risk. These enhancements resulted in the need for $12.8 million in additional loan loss provision in 2020. Throughout 2021, management observed continued improvement as the year progressed and the impacts of the pandemic began to be mitigated by the development and acceptance of vaccines. Furthermore, as a result of the ongoing analysis of the loan portfolios, a significant number of borrowers are reporting recovery from the strain on their operations experienced in 2020, and as a result present a relatively lower risk of default than a year ago. While the ultimate severity of impacts to the economic and business conditions in which we operate are not yet fully known, it seems that the impacts have begun to subside in recent months. However, the breadth of the worldwide COVID-19 pandemic has impacted virtually all industries and has created the potential for additional risk within the loan portfolios, should the pandemic again cause widespread economic disruptions.

Additionally, management executed an improvement to the qualitative factor framework in 2021 that was designed to significantly reduce the level of subjectivity within the model. More specifically, the framework was enhanced to include specific metrics for each qualitative factor that will be routinely monitored to measure the degree of potential risk in the loan portfolios. These new metrics indicate that there is considerably less risk in the loan portfolios than was previously indicated. As a result of both the improving economic and business conditions, and the improvement to the qualitative factor framework, there was no need for an increase to the total loan loss provision in 2021, and a total of $6.3 million was released from the allowance.

Meanwhile, total loan balances, excluding purchased credit impaired (“PCI”) loans, increased $437.4 million in 2021 versus an increase of $41.1 million in 2020. The commercial loan portfolio increased by $339.4 million in 2021, in comparison to an increase of $77.3 million in 2020, while the residential mortgage loan portfolio increased by $65.9 million and decreased by $31.3 million in 2021 and 2020, respectively. Included in the commercial and total loan volume increases are PPP loans totaling $131.7 million as of December 31, 2021. Growth in the commercial loan portfolio in 2021 was highly concentrated in loans purchased from our strategic lending partners. As a result, this directly impacted the perceived risk of Purchased Participations loan portfolio segment. Additionally in 2021, $40.7 million of consumer loans were originated through a strategic lending partner.

Net charge-offs in 2021 totaled $1.3 million, in comparison to net charge-offs of $2.1 million in 2020. Lastly, the release of allowance for loan losses was impacted by a $0.8 million decrease in the specific loan loss allocations in 2021, relative to a $0.7 million increase in 2020.

Noninterest Income

Payment card and service charge income, consulting compliance income and holding gains on equity securities generate the core of our noninterest income. During 2021 and 2020, equity method investment income and gains on acquisition and divestiture activity have generated additional noninterest income. Total noninterest income for 2021, 2020 and 2019 was $62.6 million, $91.8 million and $64.6 million, respectively.

The decrease in noninterest income for 2021 compared to 2020 was primarily the result of decrease of $33.4 million in mortgage fee income, $6.7 million in equity method investment income from ICM, $6.9 million in gains on acquisition and divestiture activity and $3.5 million in gain on sale of equity securities. These decrease were partially offset by increase of $5.2 million in compliance and consulting income, $4.7 million in payment card and service charge income, $3.4 million in holding gain on equity securities, $3.8 million gain on sale of portfolio loans and $3.0 million gain on sale of available-for-sale investment securities.

Equity method investment income of $17.4 million was due primarily to income from ICM. Prior to the combination with ICM in July 2020, income from our mortgage activities was recognized through mortgage fee income. Mortgage fee income was $33.4 million in 2020.

Gains on acquisition and divestiture activity of $10.8 million were due to the divestiture of four branch locations.

Compliance and consulting income increased $5.2 million from $4.4 million in 2020 to $9.6 million in 2021, driven by the Trabian Technology acquisition in April 2021 and growth in Chartwell operations.

Payment card and service charge income increased $4.7 million from $2.8 million in 2020 to $7.5 million in 2021, driven by an increase in the number of interchange transactions and growth in our partnership with Worldpay.

Holding gain on equity securities increased $3.4 million from $0.4 million in 2020 to $3.8 million in 2021, primarily due to an increase in the valuation of our Fintech investment portfolio during the fourth quarter of 2021.

Gain on sale of portfolio loans increased $3.8 million from $0.3 million in 2020 to $4.2 million in 2021, primarily due to an increase volume of SBA loan sale activity.

Non interest Expense

Noninterest expense was $97.5 million, $97.1 million and $87.2 million in 2021, 2020 and 2019, respectively. Approximately 62%, 63% and 64% of noninterest expense for 2021, 2020 and 2019, respectively, related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to services organizations. Salaries and benefits decreased by $1.4 million in 2021, primarily as a result of the ICM combination, partially offset by incentive compensation and new hires to further build-out the Fintech vertical.

Professional fees increased by $2.3 million in 2021, primarily the result of deal costs related to the acquisitions of Trabian Technology, the sale of the Southern West Virginia banking centers and other strategic initiatives.

Income Taxes

We incurred income tax expense of $9.9 million, $9.5 million and $8.6 million in 2021, 2020 and 2019, respectively.

Our effective tax rate was 20%, 20% and 24% in 2021, 2020 and 2019, respectively. Our effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by us. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses.

For 2021, we expect to file tax returns in 33 states.

Return on Assets and Equity

Assets

Our return on average assets was 1.5% in 2021, compared to 1.7% in 2020. The decreased return in 2021 is a result of a $1.7 million increase in earnings, while average total assets increased by $451.4 million, mainly as the result of a $124.5 million increase in average interset-bearing deposits with banks and a $161.7 million increase in average total loans.

Equity

Our return on average stockholders’ equity was 15.6% in 2021, compared to 16.7% in 2020. The decreased return in 2021 is a result of a $1.7 million increase in earnings, while average equity increased by $26.1 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $307.4 million at December 31, 2021, compared to $263.9 million at December 31, 2020.

Management believes the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable us to meet cash obligations as they come due. Due to the increase in liquidity driven by growth in noninterest-bearing deposits, management has elected to maintain a higher cash and cash equivalents balance to provide flexibility during the COVID-19 pandemic.

Investment Securities

Investment securities totaled $453.9 million at December 31, 2021, compared to $438.2 million at December 31, 2020.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. The available-for-sale securities are reported at estimated fair value.

December 31, (Dollars in thousands)	2021	2020
Available-for-sale securities:
United States government agency securities	$40,437	$53,869
United States sponsored mortgage-backed securities	76,108	95,769
United States treasury securities	110,389	3,123
Municipal securities	175,012	231,887
Corporate debt securities	11,142	17,548
Other debt securities	7,500	7,500
Other securities	878	928
Total investment securities available-for-sale	$421,466	$410,624

Equity securities	$32,402	$27,585

At December 31, 2021, investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. Due to the increase in liquidity driven by growth in noninterest-bearing deposits, management has elected to increase balances in investment securities to generate additional interest income. At December 31, 2021, the amortized cost of available-for-sale investment securities totaled $421.3 million, resulting in a net unrealized gain in the investment portfolio of $0.2 million. Management has the intent and ability to hold the investments to maturity and they are all high quality investments with no other than temporary impairment. The municipal securities continue to give us the ability to pledge and to decrease the effective tax rate.

At December 31, 2021, equity securities primarily consist of our Fintech investment portfolio and are comprised of investments in nine companies with a carrying value of $27.3 million. These securities do not have readily determinable fair values; therefore, they are classified as equity securities and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments.

The following table shows the maturities for the available-for-sale investment securities portfolio at December 31, 2021:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Fair Value
United States government agency securities	$—	—%	$841	1.91%	$16,418	1.23%	$23,846	1.20%	$41,105	$40,437
United States sponsored mortgage-backed securities	—	—	1,312	0.55	3,069	1.70	73,138	1.16	77,519	76,108
United States treasury securities	—	—	112,133	0.63	—	—	—	—	112,133	110,389
Municipal securities	5	3.00	1,792	4.07	9,162	3.04	160,085	2.49	171,044	175,012
Corporate debt securities	989	4.07	500	6.25	9,604	6.47	—	—	11,093	11,142
Other debt securities	—	—	—	—	—	—	7,500	—	7,500	7,500
Other securities	—	—	—	—	878	—	—	—	878	878
Total	$994	4.06%	$116,578	0.72%	$39,131	2.95%	$264,569	1.94%	$421,272	$421,466

Maturities are based on the final contractual payment dates and do not reflect the impact of prepayments or early redemptions that may occur.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through the Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in the management of interest rate risk for us. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of our customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

Our primary market areas are North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Loans totaled $1.87 billion as of December 31, 2021, an increase of $416.1 million from $1.45 billion as of December 31, 2020.

Major classification of loans held for investment, including PCI loans, at December 31, are as follows:

(Dollars in thousands)	2021	2020
Commercial and non-residential real estate	$1,494,431	$1,162,122
Residential	310,498	257,207
Home equity	22,186	30,828
Consumer	44,332	4,644
Total loans	$1,871,447	$1,454,801
Deferred loan origination fees and costs, net	$(1,609)	$(1,057)
Loans receivable	$1,869,838	$1,453,744

At December 31, 2021, commercial and non-residential real estate loans, including PCI loans, represented the largest portion of the portfolio at 79.9%. Commercial and non-residential real estate loans totaled $1.49 billion at December 31, 2021, compared to $1.16 billion at December 31, 2020. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. PPP loans are included in the totals above and have outstanding balances of $131.7 million and $82.0 million as of December 31, 2021 and 2020, respectively.

Residential real estate loans to retail customers, including home equity lines of credit and PCI loans, account for the second largest portion of the loan portfolio, comprising 16.6%. Residential real estate totaled $310.5 million at December 31, 2021, compared to $257.2 million at December 31, 2020. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the North Central

West Virginia and Norther Virginia markets.

For discussion related to the PCI loans acquired in the First State acquisition and their related allowance for loan losses, please refer to Purchased Credit Impaired Loans in Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

At December 31, 2021, Special Mention loans not yet impaired amounted to $30.8 million. The balance is comprised of 71 loans, which include $7.0 million in three commercial real estate hospitality loans to a single relationship, a $4.2 million owner occupied commercial property, $4.9 million in two related loans to multifamily commercial real estate developers, a $4.9 million commercial real estate loan to a senior care facility, $4.7 million to finance two government lease transactions for a single borrower and $1.5 million in two loans to finance a multifamily property. In addition, there are 60 loans to various unrelated borrowers totaling $3.6 million in commercial, home equity line of credit ("HELOC"), installment and mortgage loans. These are loans for which information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms in the future. However, most of these loans were significantly impacted by the pandemic and as a result have qualified for government financial support and/or debt service relief from the Bank. These loans are being monitored closely, but were not considered impaired loans at December 31, 2021.

There were 74 additional loans that management identified as Substandard loans not yet impaired, totaling $39.7 million as of December 31, 2021. These loans include $27.8 million in four loans to finance hospitality properties to two unrelated borrowers, $4.7 million in three loans to a single borrower to finance movie theaters and a multifamily real estate property, a $2.2 million loan to finance a Montessori school, a $1.6 million loan secured by residential lots, a $1.0 million loan secured by a borrowing base and $0.5 million in two loans to a borrower in the energy industry. In addition, there are 62 loans to various unrelated borrowers totaling $1.9 million in commercial, HELOC, installment and mortgage loans. These are loans where known information about the borrowers’ credit problems causes management to have serious doubts, relative to the eleven loans discussed above, as to the borrowers’ ability to comply with the loan repayment terms in the future. However, these loans were all significantly impacted by the pandemic and as a result have qualified for government financial support and/or debt service relief from the Bank. These loans are being monitored closely, but as of year-end were not considered impaired loans.

The following table provides loan maturities at December 31, 2021:

(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial and non-residential real estate	$352,656	$781,502	$317,005	$43,267	$1,494,431
Residential	135,624	543	6,554	167,777	310,498
Home equity	740	2,726	642	18,078	22,186
Consumer	3,762	32,222	7,197	1,151	44,332
Total loans	$492,782	$820,457	$331,398	$226,809	$1,871,447

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2021 that mature after one year:

(Dollars in thousands)	Commercial and non-residential real estate	Residential	Home equity	Consumer	Total
Predetermined fixed interest rate	$658,765	$259,439	$41	$44,300	$962,546
Floating or adjustable interest rate	835,666	51,059	22,145	32	908,901
Total as of December 31, 2021	$1,494,431	$310,498	$22,186	$44,332	$1,871,447

Loan Concentration

At December 31, 2021, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries, primarily located in our market areas.

Allowance for Loan Losses

The Loan Review Committee is responsible for the determination of the adequacy of the allowance for loan losses (“ALL”). The Committee’s determination is based on management’s assessment of risk in the loan portfolios which is calculated through the ALL model. Management continually monitors the risk in the loan portfolio through routine delinquency reporting and the internal loan review system, which directly inform the ALL calculation. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity where applicable and changes in the local and national economy. When appropriate, management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

The result of the evaluation of the adequacy at each period presented herein indicated that the ALL was considered by management to be adequate to absorb losses inherent in the loan portfolio.

At December 31, 2021 and 2020, impaired loans totaled $22.5 million and $15.4 million, respectively. A portion of the ALL of $0.5 million and $1.3 million was allocated to cover any loss in these loans at December 31, 2021 and 2020, respectively. Loans past due more than 30 days were $12.0 million and $10.6 million, respectively, at December 31, 2021 and 2020.

	December 31,
	2021	2020
Loans past due more than 30 days to gross loans	0.9%	1.2%
Loans past due more than 90 days to gross loans	0.5%	0.6%

For tables reflecting the allocation of the ALL, please refer to Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

The following table summarizes the primary segments of the ALL, excluding the ALL related to PCI loans and loans individually evaluated for impairment as of December 31, 2021 and 2020:

(Dollars in thousands)	2021		2020
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$14,100	80%	$24,033	80%
Residential	948	17	1,378	18
Home equity	128	1	298	2
Consumer and other	2,427	2	51	—
Total	$17,603	100%	$25,760	100%

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. Interest income on loans would have increased by approximately $0.4 million, $0.6 million and $0.6 million for 2021, 2020 and 2019, respectively, if loans had performed in accordance with their terms.

Non-performing assets and past due loans as of December 31, are as follows:

(Dollars in thousands)	2021	2020
Non-accrual loans
Commercial	$9,845	$12,079
Real estate and home equity	7,853	1,629
Consumer and other	259	5
Total non-accrual loans	17,957	13,713
Accruing loan past due 90 days or more	—	—
Total non-performing loans	17,957	13,713
Other real estate, net	2,330	5,730
Total non-performing assets	$20,287	$19,443

Allowance for loan losses	$18,266	$25,844
Non-performing loans to gross loans	0.9%	0.9%
Allowance for loan losses to total loans	1.0%	1.8%
Allowance for loan losses to non-performing loans	103.1%	188.5%
Non-performing assets to total assets	0.7%	0.8%

Impaired loans have increased by $7.1 million, or 45.9%, during 2021. This change is the net effect of multiple factors, primarily the identification of $13.0 million of recently impaired loans, principal curtailments/payoffs of $3.7 million, normal loan amortization of $0.5 million and the reclassification of $0.7 million of previously reported impaired loans to performing loans.

The $13.0 million of recently impaired loans were concentrated in one commercial relationship representing $4.8 million, or 37%, of the recently impaired loans and one residential mortgage loan representing $5.6 million, or 43% of the recently impaired loans. Both loans are currently under forbearance agreements and paying as agreed.

The $3.7 million of principal curtailments/payoffs were concentrated in two commercial relationships in which the notes were curtailed through the partial sale of collateral. These two relationships represented $2.4 million, or 65%, of the total principal curtailments.

The $0.9 million of charged off loans were concentrated in one commercial relationship representing $0.8 million, or 89%, of the purchased impaired loans. The relationship of $0.8 million is secured by a borrowing base.

Loans classified as Special Mention totaled $30.3 million and $67.9 million as of December 31, 2021, and December 31, 2020, respectively. The decrease of $37.6 million, or 55.4%, was concentrated in the commercial loan portfolio. This decrease is primarily the result of the payoff of 19 existing loans totaling $40.8 million to 12 borrowers, the risk grade upgrade of eight loans to four separate loan relationships, totaling $16.1 million, offset by the risk grade downgrade of 30 loans to 13 relationships, totaling $15.5 million. There was also a single commercial real estate hotel note upgraded to Special Mention, totaling $4.4 million. Of the 30 loans recently classified as Special Mention, there were eight commercial equipment loans to one relationship for $0.7 million, two government lease transactions totaling $4.7 million, two loans to multifamily development corporations totaling $4.9 million, and an owner occupied commercial real estate loan to a trucking company totaling $4.2 million. The $40.8 million in payoffs included four notes to two relationships totaling $15.9 million secured by retail properties, two notes to a single borrower totaling $14.7 million secured by office properties, a single note to a multifamily borrower for $8.6 million, and twelve remaining notes to various borrowers totaling $1.5 million.

Loans classified as Substandard totaled $61.0 million and $58.3 million as of December 31, 2021 and December 31, 2020, respectively. The increase of $2.7 million, or 4.6%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the downgrade to Substandard of 30 loans totaling $14.3 million, including two loans to a single relationship totaling $4.8 million, secured by government lease transactions, a single residential mortgage of $5.6 million, and a single note of $1.0 million secured by equipment. The increase is partially offset by the risk grade upgrade of three loans to two separate commercial loan relationships, totaling $4.5 million, the payoff of 40 existing loans totaling $5.6 million and the $2.0 million, or 39%, curtailment of three related equipment loans. There was also a charge-off of $0.3 million to a single borrower involved in government contracting. The $5.6 million in payoffs included a $0.9 million line of credit secured by the account receivables of an energy company, and three notes totaling $0.9 million to a retail commercial real estate developer.

Loans classified as Doubtful totaled $1.7 million and $4.0 million as of December 31, 2021 and December 31, 2020, respectively. The decrease of $2.3 million, or 57.5%, was concentrated in the commercial loan portfolio and is the result of charging off the balance against associated marks of acquisition of various loans to unrelated borrowers obtained as part of the First State acquisition, as well as a charge off of a commercial loan totaling $0.9 million secured by a borrowing base. As of December 31, 2021, there is $0 in calculated loan loss reserve allocation against three legacy MVB loans totaling $0.1 million. The largest of purchased loans had a balance of $1.3 million, while the remaining 34 loans had balances totaling $3.9 million.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds, totaling $2.38 billion, or 96.6% of funding sources, at December 31, 2021. This same information at December 31, 2020 reflected $1.98 billion in deposits, representing 97.4% of such funding sources. Subordinated debt totaled $73.0 million and $43.4 million at December 31, 2021 and 2020, respectively, and represented 3.0% and 2.1% as of December 31, 2021 and 2020, respectively. Repurchase agreements, which are available to large corporate customers, represented 0.5% and 0.5% of funding sources at December 31, 2021 and 2020, respectively. There were no FHLB and other borrowings at December 31, 2021 and 2020.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source. At December 31, 2021, noninterest-bearing balances totaled $1.1 billion, compared to $715.8 million at December 31, 2020, or 47.1% and 36.1% of total deposits, respectively. Interest-bearing deposits totaled $1.3 billion at December 31, 2021 and 2020, or 52.9% and 63.9% of total deposits, respectively. The main driver of deposit growth has been the increase in Fintech deposits through adding new relationships and continuing to grow current relationships. This growth in Fintech deposits is primarily due to the increasing in gaming deposits, primarily as a result of the increasing number of states legalizing sports gaming. We currently expect our Fintech banking activities to continue to grow.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,120,433	$715,791
Interest-bearing demand	651,016	496,502
Savings and money markets	510,068	545,501
Time deposits including CDs and IRAs	96,088	224,595
Total deposits	$2,377,605	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$9,573	$16,955

Average interest-bearing deposits totaled $1.33 billion during 2021 compared to $1.28 billion during 2020. Average noninterest bearing deposits totaled $895.0 million during 2021 compared to $502.5 million during 2020.

Maturities of time deposits that met or exceeded the FDIC insurance limit as of December 31, 2021:

(Dollars in thousands)	2021
Under three months	$1,160
Over three to 12 months	5,657
Over one to three years	2,356
Over three years	400
Total	$9,573

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, please refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital and Stockholders’ Equity

During the year ended December 31, 2021, stockholders’ equity increased approximately $35.8 million to $275.3 million. This increase consists of net income for the year of $38.7 million, common stock options exercised totaling $4.9 million, stock-based compensation of $2.6 million, common stock issued related to stock-based compensation of $2.0 million and common stock issued related to the Trabian and Flexia acquisitions of $0.6 million and $4.5 million, respectively. These changes were offset by a $5.8 million decrease in accumulated other comprehensive income, dividends paid to both common and preferred shareholder totaling $6.1 million and redemption of preferred stock of $7.3 million. Despite the increase in stockholders’ equity, the equity to assets ratio decreased from 10.3% to 9.8% due to asset growth of $461.0 million outpacing the increase in stockholders' equity during 2021. We paid dividends to common shareholders of $6.0 million in 2021 and $4.3 million in 2020, compared to earnings of $39.1 million in 2021 versus $37.4 million in 2020, resulting in the dividend payout ratio increase from 11.4% in 2020 to 15.4% in 2021.

We and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. We are exempt from the Federal Reserve Board’s capital adequacy standards as we believe we meet the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1 – Business and Note 15 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

At December 31, 2021, the Bank’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. The total risk-based capital ratio of 16.7% at December 31, 2021 is above the well capitalized standard of 10%. The Tier 1 risk-based capital ratio of 15.8% at December 31, 2021 also exceeded the well capitalized minimum of 8%. The common equity Tier 1 capital ratio of 15.8% at December 31, 2021 is above the well capitalized standard of 6.5%. The leverage ratio at December 31, 2021 was 11.6% and was also above the well capitalized standard of 5%. Management believes that capital continues to provide a strong base for profitable growth.

Tangible book value ("TBV") per common share was $22.17 and $19.73 as of December 31, 2021 and 2020, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	December 31, 2021	December 31, 2020
Goodwill	$3,988	$2,350
Intangibles	2,316	2,400
Total intangibles	$6,304	$4,750

Total equity attributable to parent	$274,328	$239,483
Less: Preferred equity	—	(7,334)
Less: Total intangibles	(6,304)	(4,750)
Tangible common equity	$268,024	$227,399

Tangible common equity	$268,024	$227,399
Common shares outstanding (000s)	12,087	11,526
Tangible book value per common share	$22.17	$19.73

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the year ended December 31, 2021, cash provided by financing activities totaled $580.7 million, while outflows from investing activity totaled $572.0 million. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

We have an effective shelf registration covering $75 million of debt and equity securities, all of which is available, subject to authorization from the Board of Directors and market conditions, to issue debt or equity securities at our discretion. While we seek to preserve flexibility with respect to cash requirements, there can be no assurance that market conditions would permit us to sell securities on acceptable terms, or at all.

We continue to experience increasing concentrations of deposits from emerging industries and have instituted policies and procedures to ensure that we maintain adequate liquidity to manage such deposit levels.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report. The preparation of these statements requires us to make certain assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities and commitments as of the date of our financial statements. We analyze and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. We have identified the following estimates as critical to the understanding of our financial position and results of operations and which require the application of significant judgment by management.

Allowance for Loan Losses

The ALL represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the ALL requires significant judgment and the use of estimates related to the amount and timing of losses inherent in the loan portfolio consisting of specific and general components.

We estimate the general component of the ALL based on the Bank’s historical loss experience and consideration of qualitative factors, both internal and external, all of which may be susceptible to significant change. The qualitative factors include items such as the nature and volume of the portfolio; the volume and severity of problem credits; collateral values; portfolio concentrations; economic and business conditions; lending policies and procedures; experience of lending management and staff; and quality of the loan review system. Within each of our eight portfolio segments, each of these individual factors are assigned a rating between zero and seven, representing a measure of the risk that we believe each factor creates for the Bank's loan portfolio. Each factor is also weighted based on the relative risk we believe it poses to the Bank’s portfolio to determine a proportionate risk rating. As of December 31, 2021, the "economic and business conditions" factor was generally the highest weighted qualitative factor, with a weighting of 25% to 30%, and given a risk grade of two out of seven for seven of the eight portfolio segments. Increasing the risk grade by one for all segments would have resulted in an additional allowance of approximately $2.0 million at December 31, 2021, and decreasing the risk grade to three would have resulted in a reduction to the allowance of approximately $1.8 million.

In addition to the above judgments and estimates, the specific reserves on impaired loans is an important input to the ALL due to the increased risks inherent in those loans. This evaluation requires significant judgment and estimates related to the amount and timing of expected future cash flows and collateral values. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings.

Recent Accounting Pronouncements and Developments

Recent accounting pronouncements and developments applicable to us are described further in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate our sources, uses and pricing of funds.

Interest Rate Risk

The objective of the asset/liability management function is to structure the balance sheet in ways that maintain consistent growth in net interest income and minimize exposure to market risks within our policy guidelines. This objective is accomplished through management of balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences. We manage balance sheet liquidity through the investment portfolio, sales of commercial and residential real estate loans and through the utilization of diversified funding sources, including retail deposits, a variety of wholesale funding sources and borrowings through the FHLB. Interest rate risk is managed through the use of interest rate caps, commercial loan swap transactions and interest rate lock commitments on mortgage loans held-for-sale, as well as the structuring of loan terms that provide cash flows to be consistently re-invested along the rate cycle.

Our primary market risk is interest rate fluctuation. Interest rate risk results from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic conditions, financial conditions, movements in interest rates and consumer preferences affect the difference between interest earned on assets and interest paid on liabilities. Our interest rate risk represents the levels of exposure our income and market values have to fluctuations in interest rates. Interest rate risk is measured as the change in earnings and the theoretical market value of equity that results from changes in interest rates. The ALCO oversees the management of interest rate risk and our objective is to maximize stockholder value, enhance profitability and increase capital, serve customer and community needs and protect us from any material financial consequences associated with changes in interest rates.

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

Our Board of Directors has established a comprehensive interest rate risk management policy, which is administered by the ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in interest rates. We measure the potential adverse impacts that changing interest rates may have on short-term earnings, long-term value and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology employed. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts or the impact of rate changes on demand for loan and deposit products.

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

The balance sheet is subject to quarterly testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300 and 400 basis points (“bp”). The goal is to structure the balance sheet so that net interest-earnings at risk over twelve-month and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels and scenarios.

At December 31, 2021, we are shown in an asset sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. Theoretically, an asset sensitive position is more favorable in a rising rate environment, since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position is theoretically favorable in a declining interest rate environment, since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	25.0%	20.0%	15.0%	10.0%	10.0%	15.0%	20.0%	25.0%
December 31, 2021	55.4%	39.9%	24.6%	10.4%	(9.2)%	(13.7)%	(15.9)%	(16.5)%
December 31, 2020	42.7%	30.7%	19.3%	9.6%	(6.6)%	(9.6)%	(12.4)%	(12.9)%

As shown above, measures of net interest income at risk in a rising rate environment were more favorable at December 31, 2021 versus December 31, 2020 and less favorable in a falling rate environment for the same time periods. One factor explaining this year-over-year difference is the general level of market interest rates. A parallel downward interest rate shock would further compress the yields on assets and liabilities, while a parallel upward interest rate shock would widen the spread between yields on assets and liabilities.

Net interest income at risk exceeded policy limits in the -200 bp, -300 bp and -400 bp parallel instantaneous interest rate shock scenarios. The policy violations in these scenarios are driven largely by the general level or market interest rates described in the preceding paragraph as well as our cost of funding. Our deposit costs are low and have little room to reprice to a lower interest rate in a falling rate environment. However, our floating rate assets are exposed to the full effect of repricing to a lower interest rate in a falling rate environment.

The paragraph above discusses net interest income at risk in various shock scenarios; scenarios in which interest rates immediately move by a large margin. Our net interest income profile exhibits declining net interest income when rates fall gradually, but the impact is not as extreme as is suggested in a shock scenario. Essentially, a gradual interest rate decline scenario smooths the impact of falling rates over a 12 or 24 month period. Our expectation is that over any given one to two year period, interest rates will likely move at a gradual pace.

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

The measures of equity value at risk indicate the ongoing economic value of us by considering the effects of changes in interest rates on all of our cash flows and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which theoretically approximates the fair value of our net assets.

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	35.0%	25.0%	17.0%	12.0%	12.0%	17.0%	25.0%	35.0%
December 31, 2021	14.2%	10.8%	8.7%	4.5%	(7.8)%	(12.2)%	(6.2)%	(0.5)%
December 31, 2020	2.7%	3.8%	5.0%	3.0%	(3.1)%	4.1%	14.8%	20.0%

The EVE at risk in down rate scenarios increased at December 31, 2021, when compared to December 31, 2020. The increase in economic value of equity in rising rate environments is largely attributable to the effect that an increase in interest rates has on the present value of non-interest-bearing deposits. The discount rate for non-interest-bearing deposits rises as interest rates rise; however, these deposits pay a rate of zero. The cost of these liabilities does not increase as interest rates rise, but the discount rate applied to the expected future cash flows of these liabilities increases with interest rates. Any increase in the market rates used to discount the cash flows of these liabilities reduces the present value of these liabilities. The decrease in present value of these liabilities results in a net increase to economic value of equity. A falling rate environment would result in a higher net present value for these liabilities and would lead to a net decrease to economic value of equity.

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

The COVID-19 pandemic has introduced a great degree of uncertainty to both the global and domestic economy as well as financial markets. The extent and magnitude of the economic slowdown occurring as a result of the COVID-19 pandemic is still unknown. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to our current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for the pricing of most bonds, loans, borrowings, deposits and other fixed income yield curves. The United States Government Treasury yield curve has experienced a large, relatively parallel, downward shift. Given our asset sensitive position, management expects that net interest income will decline. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

Credit Risk

We have counter-party risk which may arise from the possible inability of third-party investors to meet the terms of their forward sales contracts. We work with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We monitor the financial condition of these third parties on an annual basis and we do not expect these third parties to fail to meet their obligations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
MVB Financial Corp.
Fairmont, West Virginia

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses
As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses (“allowance”) balance was $18.3 million on gross loans of $1.85 billion as of December 31, 2021, and consisted primarily of specific and general components. The specific component relates to loans that are impaired. The general component covers all loans that are not impaired and is based upon historical loss experience adjusted for qualitative factors. The amount of the allowance is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans. Certain qualitative factors are evaluated that management believes are likely to cause estimated credit losses to differ from historical loss experience. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
We identified the Company’s estimate of the allowance as a critical audit matter. The principal considerations for our determination of the allowance as a critical audit matter included the degree of subjectivity and judgment required to audit management’s selection and application of qualitative factors within the general component of the allowance.
The primary audit procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the allowance, including understanding any changes that occurred within the model during 2021.
●	We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over:
	m	The accuracy of data inputs within the model;
	m	The determination of qualitative factor assumptions used by management to develop the estimate; and
	m	Management’s review and approval of the allowance model and resulting estimate, including the qualitative components.
●	We performed substantive testing procedures to evaluate the reasonableness of management’s estimates and judgements related to the qualitative factors within the allowance. Those procedures included:
	m	Evaluating the appropriateness of the qualitative factors analyzed by management;
	m	Evaluating the relevancy and reliability of the underlying data used to determine the qualitative factor allocation, including the establishment of the qualitative factor and basis point adjustment scales; and
	m	Compared the total reserve to internal, external and/or peer data to ensure movement in a directionally consistent manner relative to credit quality indicators and changes in the Company’s loan portfolio.
●	We tested the mathematical application of the qualitative factor allocations, as determined by management, when subsequently combined with each loan segment’s historical loss rates and applied to the respective risk grade populations segmented by location and loan type.
●	We performed analytical procedures on the overall level and various components of the allowance, including historical reserves, qualitative reserves, and specific reserves.
/s/ DIXON HUGHES GOODMAN LLP
We have served as the Company's auditor since 2014.
Tampa, Florida
March 10, 2022

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
MVB Financial Corp.

Opinion on Internal Control Over Financial Reporting
We have audited MVB Financial Corp. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2021 and 2020, and for each of the three years in the period ended December 31, 2021, and our report dated March 10, 2022, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ DIXON HUGHES GOODMAN LLP
Tampa, Florida
March 10, 2022

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2021 and 2020

	2021	2020
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,878	$19,110
Interest-bearing balances with banks	298,559	244,783
Total cash and cash equivalents	307,437	263,893
Certificates of deposit with banks	2,719	11,803
Investment securities available-for-sale	421,466	410,624
Equity securities	32,402	27,585
Loans held-for-sale	—	1,062

Loans receivable	1,869,838	1,453,744
Allowance for loan losses	(18,266)	(25,844)
Loans receivable, net	1,851,572	1,427,900
Premises and equipment, net	25,052	26,203
Bank-owned life insurance	42,257	41,262
Equity method investments	40,013	46,494
Accrued interest receivable and other assets	65,543	72,300
Goodwill	3,988	2,350
TOTAL ASSETS	$2,792,449	$2,331,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,120,433	$715,791
Interest-bearing	1,257,172	1,266,598
Total deposits	2,377,605	1,982,389
Accrued interest payable and other liabilities	55,126	55,931
Repurchase agreements	11,385	10,266
Subordinated debt	73,030	43,407
Total liabilities	2,517,146	2,091,993

STOCKHOLDERS’ EQUITY
Preferred stock - par value $1,000; 20,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 733 shares issued and outstanding as of December 31, 2020	—	7,334
Common stock - par value $1; 20,000,000 shares authorized; 12,934,966 and 12,086,950 shares issued and outstanding, respectively, as of December 31, 2021 and 12,374,322 and 11,526,306 shares issued and outstanding, respectively, as of December 31, 2020	12,935	12,374
Additional paid-in capital	143,521	129,119
Retained earnings	138,219	105,171
Accumulated other comprehensive income (loss)	(3,606)	2,226
Treasury stock - 848,016 shares as of December 31, 2021 and December 31, 2020, at cost	(16,741)	(16,741)
Total equity attributable to parent	274,328	239,483
Noncontrolling interest	975	—
Total stockholders' equity	275,303	239,483
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,792,449	$2,331,476
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
INTEREST INCOME
Interest and fees on loans	$75,282	$72,999	$74,854
Interest on deposits with banks	506	437	489
Interest on investment securities	2,405	2,448	3,055
Interest on tax-exempt loans and securities	5,236	4,569	3,963
Total interest income	83,429	80,453	82,361

INTEREST EXPENSE
Interest on deposits	3,977	10,294	17,439
Interest on short-term borrowings	105	1,072	4,752
Interest on subordinated debt	2,188	261	770
Total interest expense	6,270	11,627	22,961

NET INTEREST INCOME	77,159	68,826	59,400
Provision (release of allowance) for loan losses	(6,275)	16,579	1,789
Net interest income after provision (release of allowance) for loan losses	83,434	52,247	57,611

NONINTEREST INCOME
Payment card and service charge income	7,524	2,821	1,980
Mortgage fee income	—	33,427	41,045
Insurance and investment services income	1,003	872	727
Gain (loss) on sale of available-for-sale securities, net	3,875	914	(166)
Gain (loss) on sale of equity securities, net	5	3,501	(7)
Gain on derivatives, net	—	2,341	1,253
Gain on sale of loans, net	4,178	332	520
Holding gain on equity securities	3,776	374	13,767
Compliance and consulting income	9,625	4,436	921
Equity method investments income, net	17,428	24,174	—
Gains on acquisition and divestiture activity	10,783	17,640	—
Other operating income	4,399	1,005	4,564
Total noninterest income	62,596	91,837	64,604

NONINTEREST EXPENSES
Salaries and employee benefits	60,210	61,629	56,175
Occupancy expense	4,347	4,599	4,816
Equipment depreciation and maintenance	4,642	3,672	3,640
Data processing and communications	4,431	5,375	4,025
Mortgage processing	—	1,744	3,041
Marketing, contributions and sponsorships	525	1,096	1,290
Professional fees	10,770	8,453	4,999
Insurance, tax and assessment expense	2,032	2,090	1,663
Travel, entertainment, dues and subscriptions	5,092	3,390	4,151
Other operating expenses	5,403	5,093	3,401
Total noninterest expense	97,452	97,141	87,201
Income from continuing operations, before income taxes	48,578	46,943	35,014
Income tax expense - continuing operations	9,882	9,532	8,450
Net income from continuing operations	38,696	37,411	26,564
Income from discontinued operations, before income taxes	—	—	575
Income tax expense - discontinued operations	—	—	148
Net income from discontinued operations	—	—	427
Net loss attributable to noncontrolling interest	425	—	—
Net income	39,121	37,411	26,991
Preferred dividends	35	461	479
Net income available to common shareholders	$39,086	$36,950	$26,512

Earnings per share from continuing operations - basic	$3.32	$3.13	$2.22
Earnings per share from discontinued operations - basic	$—	$—	$0.04
Earnings per common share - basic	$3.32	$3.13	$2.26
Earnings per share from continuing operations - diluted	$3.10	$3.06	$2.16
Earnings per share from discontinued operations - diluted	$—	$—	$0.04
Earnings per common share - diluted	$3.10	$3.06	$2.20
Weighted-average shares outstanding - basic	11,778,557	11,821,574	11,713,885
Weighted-average shares outstanding - diluted	12,613,620	12,088,106	12,044,667

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Net income	$39,121	$37,411	$26,991

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available-for-sale	(5,839)	6,979	8,498
Income tax effect	1,367	(1,635)	(2,294)

Reclassification adjustment for (gain) loss recognized in income	(3,875)	(914)	166
Income tax effect	908	214	(44)

Change in defined benefit pension plan	770	(1,403)	(1,467)
Income tax effect	(180)	329	396

Reclassification adjustment for amortization of net actuarial loss recognized in income	507	420	271
Income tax effect	(119)	(98)	(73)

Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	862	(473)	44
Income tax effect	(233)	128	(12)

Total other comprehensive income (loss)	(5,832)	3,547	5,485

Comprehensive income	$33,289	$40,958	$32,476

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2021, 2020 and 2019

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of January 1, 2019	783	$7,834	11,658,370	$11,658	$116,897	$48,274	$(6,806)	51,077	$(1,084)	$176,773	$—	$176,773
Net income	—	—	—	—	—	26,991	—	—	—	26,991	—	26,991
Other comprehensive income	—	—	—	—	—	—	5,485	—	—	5,485	—	5,485
Cash dividends paid ($0.20 per share)	—	—	—	—	—	(2,290)	—	—	—	(2,290)	—	(2,290)
Dividends on preferred stock	—	—	—	—	—	(479)	—	—	—	(479)	—	(479)
Stock-based compensation	—	—	—	—	1,759	—	—	—	—	1,759	—	1,759
Common stock options exercised	—	—	210,050	210	1,954	—	—	—	—	2,164	—	2,164
Restricted stock units vested	—	—	9,576	10	(10)	—	—	—	—	—	—	—
Common stock issued from subordinated debt conversion, net of costs	—	—	62,500	62	938	—	—	—	—	1,000	—	1,000
Common stock issued related to Chartwell acquisition	—	—	54,870	55	978	—	—	—	—	1,033	—	1,033
Redemption of preferred stock	(50)	(500)	—	—	—	—	—	—	—	(500)	—	(500)
Balance as of December 31, 2019	733	7,334	11,995,366	11,995	122,516	72,496	(1,321)	51,077	(1,084)	211,936	—	211,936
Net income	—	—	—	—	—	37,411	—	—	—	37,411	—	37,411
Other comprehensive income	—	—	—	—	—	—	3,547	—	—	3,547	—	3,547
Cash dividends paid ($0.360 per share)	—	—	—	—	—	(4,275)	—	—	—	(4,275)	—	(4,275)
Dividends on preferred stock	—	—	—	—	—	(461)	—	—	—	(461)	—	(461)
Stock-based compensation	—	—	—	—	2,353	—	—	—	—	2,353	—	2,353
Common stock options exercised	—	—	305,697	306	4,153	—	—	—	—	4,459	—	4,459
Restricted stock units vested	—	—	53,981	54	(124)	—	—	525	(7)	(77)	—	(77)
Common stock repurchased	—	—	—	—	—	—	—	796,414	(15,650)	(15,650)	—	(15,650)
Common stock issued related to Paladin acquisition	—	—	19,278	19	221	—	—	—	—	240	—	240
Balance as of December 31, 2020	733	7,334	12,374,322	12,374	129,119	105,171	2,226	848,016	(16,741)	239,483	—	239,483

	Preferred stock			Common stock			Additional paid-in capital		Retained earnings		Accumulated other comprehensive income (loss)		Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount		Shares	Amount								Shares	Amount
Net income	—	—		—	—		—		39,121		—		—	—	39,121	(425)	38,696
Other comprehensive loss	—	—		—	—		—		—		(5,832)		—	—	(5,832)	—	(5,832)
Cash dividends paid ($0.51 per share)	—	—		—	—		—		(6,038)		—		—	—	(6,038)	—	(6,038)
Dividends on preferred stock	—	—		—	—		—		(35)		—		—	—	(35)	—	(35)
Stock-based compensation	—	—		—	—		2,634		—		—		—	—	2,634	—	2,634
Stock-based compensation related to equity method investment	—	—		—	—		574		—		—		—	—	574	—	574
Common stock options exercised	—	—		316,682	317		4,613		—		—		—	—	4,930	—	4,930
Restricted stock units vested	—	—		77,050	77		(77)		—		—		—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—		(6,579)	(7)		(242)		—		—		—	—	(249)	—	(249)
Noncontrolling interests due to acquisition	—	—	0	—	—	0	—	0	—	0	—	0	—	—	—	900	900
Common stock issued related to contingent consideration	—	—		47,966	48		1,952		—		—		—	—	2,000	—	2,000
Common stock issued related to Trabian acquisition	—	—		17,597	18		582		—		—		—	—	600	—	600
Common stock issued related to Interchecks investment	—	—		107,928	108		4,366		—		—		—	—	4,474	—	4,474
MVB Technology membership units issued	—	—	0	—	—	0	—	0	—	0	—	0	—	—	—	500	500
Redemption of preferred stock	(733)	(7,334)		—	—		—		—		—		—	—	(7,334)	—	(7,334)
Balance as of December 31, 2021	—	$—		12,934,966	$12,935		$143,521		$138,219		$(3,606)		848,016	$(16,741)	$274,328	$975	$275,303

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
OPERATING ACTIVITIES
Net income before noncontrolling interest	38,696	$37,411	$26,991
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	4,054	1,892	1,258
Net amortization of deferred loan (fees) costs	2,969	1,692	(448)
Provision (release of allowance) for loan losses	(6,275)	16,579	1,789
Depreciation and amortization	4,198	3,292	3,260
Stock-based compensation	2,634	2,353	1,759
Stock-based compensation related to equity method investment	574	—	—
Loans originated for sale	(30,033)	(1,334,910)	(1,604,825)
Proceeds of loans sold	22,024	1,477,063	1,611,889
Holding gain on equity securities	(3,776)	(374)	(13,767)
Mortgage fee income	—	(33,427)	(41,045)
Gain on sale of available-for-sale securities	(3,944)	(948)	(105)
Loss on sale of available-for-sale securities	69	34	271
Gain on sale of equity securities	(5)	(3,501)	—
Loss on sale of equity securities	—	—	7
Gain on sale of portfolio loans	(4,178)	(332)	(520)
Gains on acquisition and divestiture activity	(10,783)	(17,640)	—
Gain on sale of other real estate owned	(1,396)
Income on bank-owned life insurance, including death benefit proceeds in excess of cash surrender value	(995)	(888)	(1,197)
Deferred taxes	6,129	(3,386)	(3,953)
Amortization of operating lease right-of-use asset	95	86	10
Equity method investment income	(17,428)	(27,574)	—
Return on equity method investment	31,032	3,400	—
Other assets	(1,535)	(27,286)	(14,753)
Other liabilities	2,689	18,699	25,317
Net cash from operating activities	34,815	112,235	(8,062)
INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(216,621)	(269,790)	(70,984)
Maturities/paydowns of investment securities available-for-sale	49,248	64,493	33,583
Sales of investment securities available-for-sale	146,011	54,023	31,220
Purchases of premises and equipment	(4,865)	(6,615)	(2,042)
Disposals of premises and equipment	300	1,687	—
Net increase in loans and loans included in assets of branches held-for-sale	(460,672)	(70,186)	(113,076)
Purchases of restricted bank stock	(1,410)	(25,831)	(49,600)
Redemptions of restricted bank stock	2,364	38,048	45,853
Proceeds from sale of certificates of deposit with banks	9,084	1,739	2,229
Purchases of certificates of deposit with banks	—	(993)	—
Proceeds from sale of other real estate owned	3,818	8,309	731
Purchase of bank-owned life insurance	—	(5,000)	(574)
Proceeds from death benefit of bank-owned life insurance policies	—	—	688
Purchase of equity method investment	(500)	—	—
Purchase of equity securities	(2,982)	(9,918)	(1,400)
Sales of equity securities	543	4,622	5,968
Proceeds from divestitures	(95,500)	(136,005)	—
Cash paid for acquisitions, net of cash acquired	(772)	57,306	(2,651)
Net cash from investing activities	(571,954)	(294,111)	(120,055)
FINANCING ACTIVITIES
Net increase in deposits and deposits in branches held-for-sale	558,342	574,691	144,158
Net change in repurchase agreements	1,119	94	(4,753)
Net change in FHLB and other borrowings	—	(180,283)	7,998
Subordinated debt issuance (redemption)	30,000	40,000	(12,400)
Subordinated debt issuance and conversion costs	(552)	(717)	—
Common stock repurchased	—	(15,746)	—
Preferred stock redemption	(7,334)	—	(500)
Common stock options exercised	4,930	4,464	2,164
Withholding cash issued in lieu of restricted stock	(249)	—	—
Cash dividends paid on common stock	(6,038)	(4,275)	(2,290)
Cash dividends paid on preferred stock	(35)	(461)	(479)
Issuance of subsidiary membership units	500	—	—
Net cash from financing activities	580,683	417,767	133,898
Net change in cash and cash equivalents	43,544	235,891	5,781

	2021	2020	2019
Cash and cash equivalents at beginning of period	263,893	28,002	22,221
Cash and cash equivalents at end of period	$307,437	$263,893	$28,002

Business combination non-cash disclosures:
Assets acquired in business combinations (net of cash received)	$739	$87,722	$3,389
Liabilities assumed in business combination	605	148,731	855
Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	$357	$800	$115
Change in unrealized holding gains (losses) on securities available-for-sale	(9,595)	6,193	8,726
Fair value of non-controlling interests at acquisition date	1,400	—	—
Employee stock-based compensation tax withholding obligations	(7)	35	57
Restricted stock units vested	77	49	10
Common stock converted from subordinated debt	—	—	1,000
Initial recognition of operating lease right-of-use assets	—	—	12,935
Initial recognition of operating lease liabilities	—	—	15,659
Common stock issued related to investments and acquisitions	5,074	240	—
Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$6,152	$12,271	$22,970
Income taxes	11,960	11,966	3,962

See Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Organization

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. The Bank’s consolidated subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, LLC (“Edge Ventures”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”) and Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”), as well as controlling interests in MVB Technology, LLC (“MVB Technology”) and Flexia Payments, LLC (“Flexia”). The Bank also owns equity method investments in Intercoastal Mortgage Company, LLC (“ICM”), Interchecks Technologies, Inc. (“Interchecks”) and Ayers Socure II, LLC ("Ayers Socure II").

In 2021, Edge Ventures was created as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB. Subsidiaries of Edge Ventures include MVB Technology, Flexia and Victor.

We have acquired a number of financial institutions and other financial services businesses. Future acquisitions and divestitures will be consistent with our strategic direction. Our most recent acquisition and divestiture activity includes the following:

●
In February 2021, the Bank entered into an agreement to acquire an 80% interest in Flexia. The Bank invested approximately $2.5 million for the 80% interest. At the time of acquisition, Flexia had no assets or liabilities. Soon after the Bank's investment, for approximately $1.0 million Flexia purchased a license for technology that allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card and to utilize them for non-cash transactions at participating casinos, for exclusive use in the United States and Canada.

●
In April 2021, the Bank entered into an agreement with Trabian, a leading software development firm servicing financial institutions, pursuant to which the Bank acquired an 80% interest in Trabian in exchange for approximately $1.6 million, including unregistered shares of MVB common stock. Trabian builds digital products, web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintech companies. Consistent with our mission to pursue technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

●
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

●
In August 2021, the Bank entered into a Stock Purchase Agreement with Interchecks, a privately held start-up which simplifies and enhances payouts and 1099 compliance for organizations around the world. We made an initial investment in Interchecks in 2019. This additional investment increased our ownership interest in Interchecks to 16.9% and allows us to have significant influence over the operations and decision making at Interchecks.

We conduct a wide range of business activities through the Bank, primarily commercial and retail (“CoRe”) banking services, as well as Fintech banking.

CoRe Banking

We offer our customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks;
●	Safe deposit rental facilities; and
●	Non-deposit investment services offered through an association with a broker-dealer.

Fintech Banking

In addition to CoRe banking activities, we are also involved in innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech companies. The dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with an overarching focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex from both an operational and regulatory perspective. We hold a strategic view that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, these industries offer an excellent source of stable, low cost deposits and non-interest, fee based income. We analyze each industry thoroughly, both from an operational and regulatory viewpoint. This business line has the potential for fee income revenue as relationships grow.

COVID-19 Pandemic

Throughout 2020 and 2021 and into 2022, economies throughout the world have been severely disrupted as a result of the outbreak of COVID-19. The outbreak and any preventative or protective actions that we or our clients may take related to this virus may result in a period of disruption, including our financial reporting capabilities, our operations generally and could potentially impact our clients, providers and third parties. While significant progress has been made to combat the outbreak of COVID-19, the extent to which the COVID-19 pandemic will continue to impact our future operating results will depend on future developments, including resurgences, such as the recent acceleration of the spread of the Delta and Omicron variants of COVID-19, which are highly uncertain and cannot be predicted.

Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank's subsidiaries. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and practices in the banking industry. All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon the best available information and actual results could differ from those estimates. An estimate that is particularly significant to the consolidated financial statements relates to the determination of the allowance for loan losses (“ALL”).

Investments which are wholly-owned or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For these investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of December 31, 2021, we hold three equity method investments.

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

Equity Securities - Includes equity securities that are adjusted to fair value on a monthly basis, with the change in value recorded directly on the income statement. We have elected to measure the equity securities without readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes for underlying transactions for identical or similar investments of new issues.

The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and our intent to sell the security or whether it is more likely than not that we would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, if we do not intend to sell the security, and it is more-likely-than-not that we will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statement of income.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2021 and 2020, the Bank holds $1.8 million and $2.8 million of stock, respectively, which is included in accrued interest receivable and other assets. The stock is bought from and sold to the FHLB based upon its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (i) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (iii) the impact of legislative and regulatory changes on the customer base of the FHLB; and (iv) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2021 and 2020.

Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal reduced by an allowance for loan losses. Loans are considered non-accrual when scheduled principal or interest payments are 90 days past due. Interest income on loans is recognized on an accrual basis. The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio. We consistently apply a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which we evaluate the adequacy of the allowance for loan losses, and is based upon periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are impaired. The general component covers all loans that are not impaired, and is based upon historical loss experience adjusted for qualitative factors.

We allocate the allowance based on the factors described below, which conform to our loan classification policy. In reviewing risk within the loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and commercial real estate secured loans; (iii) home equity loans; and (iv) consumer and other loans. Factors considered in this process include general loan terms, collateral and availability of historical data to support the analysis. Historical loss percentages for each loan category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentages to get the adjusted factor to be applied to non-classified loans on a weighted basis, by risk grade. The following qualitative factors are analyzed:

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

We analyze our loan portfolio each quarter to determine the appropriateness of our allowance for loan losses.

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

Loans are considered to be impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. We also separately evaluate individual consumer loans for impairment. Loans are identified individually by monitoring the delinquency status of the Bank’s portfolio. Once identified, the Bank’s ongoing communications with the borrower allow evaluation of the significance of the payment delays and the circumstances surrounding the loan and the borrower.

Once the determination has been made that a loan is impaired, the amount of the impairment is measured using one of three valuation methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.

We defer loan origination and commitment fees and direct loan origination costs and the net amount is amortized as an adjustment of the related loan’s yield.

Purchased Credit Impaired Loans

We may purchase individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses.

After acquisition, losses are recognized by an increase in the allowance for loan losses. Such PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type and date of origination. We estimate the amount and timing of expected cash flows for each loan or pool and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan's or pool's contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

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

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, while land is carried at cost. Depreciation expense is computed for financial reporting by the straight-line-method based on the estimated useful lives of assets, which range from seven to 40 years for buildings, three to 10 years for furniture, fixtures and equipment, three years for software and lesser of useful life or lease term for leasehold improvements.

Software Development

Software that we develop for internal use may be capitalized when costs are incurred after the preliminary project stage has ended and the application development stage begins. The application development stage includes designing, coding, installing and testing the software. Once the software has been implemented, costs for training and maintenance are expensed as incurred. Capitalized internal use software development costs are included in premises and equipment in the accompanying consolidated balance sheets.

Bank-Owned Life Insurance

Bank-owned life insurance represents life insurance on the lives of certain of our employees who have provided positive consent allowing us to be the beneficiary of such policies. These policies are recorded at their cash surrender value or the amount that can be realized upon surrender of the policy. Income from these policies is not subject to income taxes and is recorded as noninterest income.

Equity Method Investments

Investments in companies in which we have significant influence over the operating and financing decisions are accounted for using the equity method of accounting. These investments are included in the equity method investments line item on the consolidated balance sheets. We recognize our proportionate share of the investee's profits and losses in the equity method investments income line item.

Intangible Assets and Goodwill

Goodwill is reviewed for potential impairment at least annually at the reporting unit level. In addition to the annual impairment evaluation, we evaluate for impairment when events or circumstances indicate that it is more likely than not an impairment loss has occurred. We perform an annual impairment test during the fourth quarter. We first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test discussed below. We assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Examples of qualitative factors include: economic conditions; industry and market considerations; increases in labor or other costs; overall financial performance such as negative or declining cash flows; relevant entity-specific events such as changes in management, key personnel, strategy or customers; and regulatory or political developments.

ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Topic 350, Intangibles—Goodwill and Other (Topic 350) simplified the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the previous accounting guidance’s two-step impairment test under ASC Topic 350. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, the entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The new standard eliminates the requirement to calculate a goodwill impairment charge using Step 2, which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. Entities are still be able to perform optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step of determining whether the reporting unit’s carrying amount exceeds its fair value.

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

Derivative Instruments

Interest Rate Swaps

We entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. We mitigate this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet. Fair value changes are recorded in noninterest income in our consolidated net income statement. At December 31, 2021 and 2020, the fair value of interest rate swap agreements was $6.7 million and $13.8 million, respectively.

Fair Value Hedge

We entered into an interest rate swap designated as a fair value hedge to mitigate the effect of changing interest rates on the fair values of certain designated fixed-rate loans and available for sale securities. This involves the receipt of variable amounts from a counterparty in exchange for us making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. We entered into a pay-fixed/receive-variable interest rate swap in January 2019 with a notional amount of $26.4 million and $23.0 million at December 31, 2021 and 2020, respectively, which was designated as a fair value hedge associated with our fixed-rate loan program and certain available for sale securities. At December 31, 2021 and 2020, the fair value of interest rate swap hedge was $0.7 million and $0.1 million, respectively.

Servicing Assets

Servicing assets are recorded when the Bank sells loans and retains the servicing on those loans. On a monthly basis, we track the amount of loans that are sold with servicing retained. A valuation is done to determine the servicing rights value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The balance of servicing assets are evaluated for impairment quarterly, and was determined not to be impaired at December 31, 2021 or 2020. Servicing loans for others generally consists of collecting payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and, when necessary, foreclosure processing. Serviced loans are not included in the consolidated balance sheets. At December 31, 2021 and 2020, the value of servicing assets was $2.8 million and $2.9 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets.

We have the ability to sell the guaranteed portion of loans originated through the SBA's 7(a) program. All SBA loan sales are executed on a servicing retained basis. We are required to retain a minimum of 10% of the principal balance in accordance with SBA regulations. Any gain on sale recognized as income is the sum of the premium on the guaranteed portion of the loan and the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion of the loan that is retained. The remaining unguaranteed portion of the loan is presented net of the discount, which is recognized as interest income over the underlying loan's remaining term, using the effective interest method.

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, establishing a new cost basis, with any valuation adjustments charged to the allowance for loan losses. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value less any costs to sell. Costs relating to improvement of the property are capitalized, while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred. Subsequent declines in fair value and gains or losses on sale are recorded in other noninterest expense. At December 31, 2021 and 2020, we held other real estate of $2.3 million and $5.7 million, respectively.

Fair Value Measurements

Accounting standards require that we adopt fair value measurement for financial assets and financial liabilities. This enhanced guidance for using fair value to measure assets and liabilities applies whenever other standards require or permit assets or liabilities to be measured at fair value. This guidance does not expand the use of fair value in any new circumstances.

The following summarizes the methods and significant assumptions we use in estimating our fair value disclosures for financial instruments.

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

Revenue Recognition

We record revenue from contracts with customers in accordance with ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) we satisfy a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Our primary sources of revenue are derived from interest and fees earned on loans, investment securities and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of our contracts with customers and determined that our revenue from contracts with customers is appropriately disaggregated in our consolidated statement of income is not currently necessary. We generally fully satisfy our performance obligations on our contracts with customers as services are rendered and the transaction prices are typically fixed within each contract, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Payment Card and Service Charge Income

Payment card and service charge income are comprised of service charges on accounts and interchange and debit card transaction fees. Service charges on accounts consist of account analysis fees, monthly service fees, check orders and other account related fees. Our performance obligation for account analysis fees and monthly service fees is generally satisfied and the related revenue recognized, over the period in which the service is provided. Check orders and other account related fees are largely transactional based and therefore, our performance obligation is satisfied and related revenue recognized, at a point in time. Payment for service charges on accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Interchange and debit card transaction fees are primarily comprised of interchange fees earned whenever the Bank’s debit and credit cards are processed through card payment networks, such as Visa. The Bank’s performance obligation for debit card and interchange income is generally satisfied, and the related revenue recognized, on a transactional basis. Payment is typically received immediately or in the following month. We also enter into interchange arrangements with minimum commitment fees. Minimum commitment fees are recognized ratably, until such time that minimum commitment fees are exceeded or expected to be exceeded.

Compliance and Consulting Income

Compliance and consulting income is comprised of consulting and consulting revenue generated by Chartwell, Paladin Fraud and Trabian. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Paladin Fraud provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats. Trabian provides consulting for the development of online and mobile banking platforms and digital products for Fintech companies. Chartwell, Paladin Fraud and Trabian account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The services promised are then evaluated in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Chartwell, Paladin Fraud and Trabian's services included in our contracts are distinct from one another. The transaction price for each contract is determined based upon the consideration expected to be received for the distinct services being provided under the contract. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, factors considered include contract terms, payment terms and whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans, financial models and other risk management services to customers within financial industries. Revenue from consulting services is recognized on a pro rata basis based upon actual labor hours completed as compared to budgeted labor hours for the deliverable.

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

Marketing Costs

Marketing costs are expensed as incurred. Marketing costs were $0.5 million, $1.1 million and $1.3 million for 2021, 2020 and 2019, respectively.

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

Earnings Per Share

We determine basic earnings per share by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted-average number of shares outstanding, increased by the number of shares that would be issued assuming the exercise of instruments under our incentive stock plan.

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2021	2020	2019
Numerator for earnings per share:
Net income from continuing operations	$38,696	$37,411	$26,564
Net loss attributable to noncontrolling interest	425	—	—
Dividends on preferred stock	(35)	(461)	(479)
Net income from continuing operations available to common shareholders	39,086	36,950	26,085
Net income from discontinued operations available to common shareholders	—	—	427
Net income available to common shareholders	$39,086	$36,950	$26,512

Denominator:
Weighted-average shares outstanding - basic	11,778,557	11,821,574	11,713,885
Effect of dilutive stock options and restricted stock units	835,063	266,532	330,782
Weighted-average shares outstanding - diluted	12,613,620	12,088,106	12,044,667

Earnings per share from continuing operations - basic	$3.32	$3.13	$2.22
Earnings per share from discontinued operations - basic	$—	$—	$0.04
Earnings per common share - basic	$3.32	$3.13	$2.26

Earnings per share from continuing operations - diluted	$3.10	$3.06	$2.16
Earnings per share from discontinued operations - diluted	$—	$—	$0.04
Earnings per common share - diluted	$3.10	$3.06	$2.20

For the years ended December 31, 2021, 2020 and 2019, approximately 0.3 million, 0.5 million and 0.4 million options to purchase shares of common stock, respectively, were not included in the computation of diluted earnings per share because the effect would be antidilutive.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and minimum pension liability, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Income Taxes

The amount reflected as income taxes represents federal and state income taxes on financial statement income. Certain items of income and expense, primarily the provision for possible loan losses, allowance for losses on foreclosed assets held for resale, depreciation and accretion of discounts on investment securities are reported in different accounting periods for income tax purposes. We and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes. No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

We prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, our federal and state income tax returns for taxable years through 2017 have been closed for purposes of examination by the federal and state taxing jurisdictions.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. We have identified three reportable segments: CoRe banking; mortgage banking; and financial holding company. All other operating segments are summarized in an other category.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (i) the assets have been isolated from us, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (iii) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements and Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. PCI loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies (“SRCs”). Effective in the first quarter of 2022, we will lose our SRC designation. However, because we met the criteria to be an SRC as of the issuance date of this guidance, we are eligible for the delay in effective date and plan to adopt this standard for fiscal years ending after December 15, 2022. We expect to recognize a one-time cumulative effect adjustment to the ALL as of January 1, 2023, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional implementation team. The team is working to develop an implementation plan which will include assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of this standard. The adoption of this standard could result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. We will continue to assess the impact as the reference rate transition occurs over the next year.

Note 2 – Investment Securities

Amortized cost and fair values of investment securities available-for-sale at December 31, 2021 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$41,105	$228	$(896)	$40,437
United States sponsored mortgage-backed securities	77,519	222	(1,633)	76,108
United States treasury securities	112,133	—	(1,744)	110,389
Municipal securities	171,044	4,334	(366)	175,012
Corporate debt securities	11,093	49	—	11,142
Other debt securities	7,500	—	—	7,500
Total debt securities	420,394	4,833	(4,639)	420,588
Other securities	878	—	—	878
Total investment securities available-for-sale	$421,272	$4,833	$(4,639)	$421,466

Amortized cost and fair values of investment securities available-for-sale at December 31, 2020 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$53,207	$872	$(210)	$53,869
United States sponsored mortgage-backed securities	94,968	972	(171)	95,769
United States treasury securities	3,000	123	—	3,123
Municipal securities	223,642	8,327	(82)	231,887
Corporate debt securities	17,473	146	(71)	17,548
Other debt securities	7,500	—	—	7,500
Total debt securities	399,790	10,440	(534)	409,696
Other securities	928	—	—	928
Total investment securities available-for-sale	$400,718	$10,440	$(534)	$410,624

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2021
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$994	$1,006
After one year, but within five years	120,932	119,219
After five years, but within ten years	33,898	34,495
After ten years	264,570	265,868
Total	$420,394	$420,588

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $244.6 million and $229.4 million at December 31, 2021 and 2020, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of December 31, 2021, the details of which are included in the following table. Although these securities, if sold at December 31, 2021 would result in a pretax loss of $4.6 million, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2021, we consider all securities with unrealized loss positions to be temporarily impaired, and consequently, does not believe we will sustain material realized losses as a result of the current temporary decline in fair value.

The following table discloses the length of time that investments have remained in an unrealized loss position at December 31, 2021:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (21)	$5,101	$(77)	$21,770	$(819)
United States sponsored mortgage-backed securities (30)	55,354	(1,346)	7,845	(287)
United States treasury securities (24)	110,389	(1,744)	—	—
Municipal securities (53)	32,221	(270)	7,001	(96)
	$203,065	$(3,437)	$36,616	$(1,202)

The following table discloses the length of time that investments have remained in an unrealized loss position at December 31, 2020:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (27)	$19,021	$(68)	$12,574	$(142)
United States sponsored mortgage-backed securities (9)	15,331	(155)	3,349	(16)
Municipal securities (14)	11,856	(82)	—	—
Corporate debt securities (5)	3,947	(71)	—	—
	$50,155	$(376)	$15,923	$(158)

The following table summarizes the investment sales and related gains and losses in 2021, 2020 and 2019:

(Dollars in thousands)	2021	2020	2019
Sales of available-for-sale investments	$146,011	$54,023	$31,220
Gross gains	3,944	948	105
Gross losses	69	34	271

Sales of equity investments	$543	$4,622	$5,968
Gross gains	5	3,501	—
Gross losses	—	—	7

We recognized unrealized holding gains on equity securities of $3.8 million, $0.4 million and $13.8 million in 2021, 2020 and 2019, respectively, and these were recorded in noninterest income.

There were no held-to-maturity securities at December 31, 2021 or December 31, 2020 and we sold no held-to-maturity investments during the years of 2021, 2020 or 2019.

Qualified Affordable Housing Projects

We have invested in limited partnerships that sponsor affordable housing projects utilizing low income house tax credits pursuant to Section 42 of the Internal Revenue Code. In exchange for these investments, we receive our pro-rata share of income, expense, gains and losses, including tax credits, that are received by the projects using the proportional amortization method. As of December 31, 2021 we have recognized investments totaling $3.2 million between the four affordable housing investment limited partnerships and have recognized cumulative amortization of $2.3 million and $1.2 million from these funds as of December 31, 2021 and December 31, 2020, respectively.

Note 3 – Loans and Allowance for Loan Losses

Prior to the ICM transaction, we routinely generated one to four family mortgages for sale into the secondary market. During 2020 and 2019, we recognized residential loan sales proceeds of $1.48 billion and $1.61 billion, resulting in mortgage fee income of $33.4 million and $41.0 million, respectively. Subsequent to the ICM transaction in 2020 and during 2021, we did not receive any sales proceeds or recognize any mortgage fee income related to the sale of one-to-four family mortgages.

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2021	2020
Commercial and non-residential real estate	$1,480,527	$1,141,114
Residential	306,140	240,264
Home equity	22,186	30,828
Consumer	43,919	3,156
PCI loans:
Commercial and non-residential real estate	13,904	21,008
Residential	4,358	16,943
Consumer	413	1,488
Total loans	1,871,447	1,454,801
Deferred loan origination costs and (fees), net	(1,609)	(1,057)
Loans receivable	$1,869,838	$1,453,744

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $347.5 million and $422.0 million at December 31, 2021 and 2020, respectively.

The following table summarizes the primary segments of the loan portfolio, excluding PCI loans, as of December 31, 2021 and 2020:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
December 31, 2021
Individually evaluated for impairment	$13,800	$8,179	$217	$259	$22,455
Collectively evaluated for impairment	1,466,727	297,961	21,969	43,660	1,830,317
Total loans	$1,480,527	$306,140	$22,186	$43,919	$1,852,772
December 31, 2020
Individually evaluated for impairment	$13,334	$1,960	$95	$5	$15,394
Collectively evaluated for impairment	1,127,780	238,304	30,733	3,151	1,399,968
Total loans	$1,141,114	$240,264	$30,828	$3,156	$1,415,362

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments which are levels at which we develop and document our systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

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

Commercial Small Business Administration loans – Loans originated through the various SBA programs have become an area of lending focus for the Bank. As of December 31, 2021, these loans have not yet been designated as a unique portfolio segment due to the relative insignificance from a loan volume perspective. These loans are currently included within the loan types noted above, based on the purpose of each loan originated. When appropriate, the portfolio segments will be adjusted to segregate the SBA loan portfolio segment from the other commercial loan portfolio segments.

Commercial SBA Paycheck Protection Program loans –This segment includes the loan originated through the recently created SBA PPP loans. Credit risk is heightened as this SBA program mandates that these loans require no collateral and no guarantors of the loans. However, the loans are backed by a full guaranty of the SBA, so long as the loans were originated in accordance with the program guidelines. Additionally, these loans are eligible for full forgiveness by the SBA so long as the borrowers comply with the program guidelines as it pertains to their eligibility to borrow these funds, as well as their use of the funds.

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

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment also includes subprime loans purchased from a third-party originator related to purchases of personal automotive vehicles. Credit risk is unique in comparison to the remainder of the consumer segment as these loans are being provided to consumers that cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan.

The following table presents impaired loans by class, excluding PCI loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2021 and 2020:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2021
Commercial:
Commercial business	$2,401	$232	$8,796	$11,197	$13,010
Commercial real estate	668	243	543	1,211	1,329
Acquisition and development	—	—	1,392	1,392	2,807
Total commercial	3,069	475	10,731	13,800	17,146
Residential	—	—	8,179	8,179	8,219
Home equity	—	—	217	217	221
Consumer	—	—	259	259	259
Total impaired loans	$3,069	$475	$19,386	$22,455	$25,845

December 31, 2020
Commercial:
Commercial business	$3,431	$1,032	$5,653	$9,084	$10,440
Commercial real estate	772	264	944	1,716	1,864
Acquisition and development	—	—	2,534	2,534	3,939
Total commercial	4,203	1,296	9,131	13,334	16,243
Residential	—	—	1,960	1,960	2,232
Home equity	—	—	95	95	95
Consumer	—	—	5	5	5
Total impaired loans	$4,203	$1,296	$11,191	$15,394	$18,575

The following table presents the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the years ended:

	December 31, 2021			December 31, 2020			December 31, 2019
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial:
Commercial business	$7,701	$—	$—	$6,066	$—	$—	$3,202	$—	$—
Commercial real estate	2,051	60	43	3,057	97	104	3,220	162	140
Acquisition and development	344	—	—	1,207	67	73	2,151	123	131
Total commercial	10,096	60	43	10,330	164	177	8,573	285	271
Residential	5,992	15	14	2,541	19	19	2,719	16	16
Home equity	81	—	—	87	—	—	154	2	2
Consumer	41	—	—	7	—	—	45	—	—
Total	$16,210	$75	$57	$12,965	$183	$196	$11,491	$303	$289

As of December 31, 2021, there are six loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $0.4 million as of December 31, 2021. These loans are included in the table above and have no specific allowance allocated to them.

As of December 31, 2021, the Bank's other real estate owned balance totaled $2.4 million. The Bank held four foreclosed residential real estate properties representing $0.2 million, or 7.3%, of the total balance of other real estate owned. The Bank held ten commercial real estate properties representing $2.2 million or 92.7% of the total balance of other real estate owned.

As of December 31, 2020, there are five loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $0.2 million as of December 31, 2020. These loans are included in the table above and have no specific allowance allocated to them.

As of December 31, 2020, the loans acquired through the acquisition of First State held 32 foreclosed residential real estate properties, representing $2.6 million, or 56.6%, of the total balance of other real estate owned. These properties are held as a result of the foreclosures of various commercial loans to different borrowers. There are 11 additional loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $1.1 million as of December 31, 2020. These loans are included in the table above and have no specific allowance allocated to them.

We use a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions.

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

The following table represents the classes of the loan portfolio, excluding PCI loans, summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2021 and 2020:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial:
Commercial business	$657,733	$11,964	$17,581	$28	$687,306
Commercial real estate	520,446	12,065	29,134	73	561,718
Acquisition and development	89,768	4,960	4,031	1,064	99,823
SBA PPP	131,680	—	—	—	131,680
Total commercial	1,399,627	28,989	50,746	1,165	1,480,527
Residential	294,933	899	9,815	493	306,140
Home equity	21,582	387	191	26	22,186
Consumer	43,645	15	259	—	43,919
Total Loans	$1,759,787	$30,290	$61,011	$1,684	$1,852,772

December 31, 2020
Commercial:
Commercial business	$496,222	$9,529	$17,045	$1,095	$523,891
Commercial real estate	356,544	32,044	34,001	533	423,122
Acquisition and development	80,771	25,001	4,184	2,170	112,126
SBA PPP	81,975	—	—	—	81,975
Total commercial	1,015,512	66,574	55,230	3,798	1,141,114
Residential	236,250	948	2,896	170	240,264
Home equity	30,277	381	144	26	30,828
Consumer	3,124	32	—	—	3,156
Total Loans	$1,285,163	$67,935	$58,270	$3,994	$1,415,362

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the SARC, as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected or when the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status, unless we believe it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires the receipt of six consecutive months of regular, on-time payments. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or SARC.

The following table presents the classes of the loan portfolio, excluding PCI loans, summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2021 and 2020:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2021
Commercial:
Commercial business	$684,086	$1,718	$11	$1,491	$3,220	$687,306	$8,261	$—
Commercial real estate	561,519	126	—	73	199	561,718	192	—
Acquisition and development	98,524	67	412	820	1,299	99,823	1,392	—
SBA PPP	131,680	—	—	—	—	131,680	—	—
Total commercial	1,475,809	1,911	423	2,384	4,718	1,480,527	9,845	—
Residential	300,988	3,343	285	1,524	5,152	306,140	7,636	—
Home equity	21,974	—	119	93	212	22,186	217	—
Consumer	41,991	1,211	461	256	1,928	43,919	259	—
Total Loans	$1,840,762	$6,465	$1,288	$4,257	$12,010	$1,852,772	$17,957	$—

December 31, 2020
Commercial:
Commercial business	$521,799	$1,040	$33	$1,019	$2,092	$523,891	$8,601	$—
Commercial real estate	422,343	34	212	533	779	423,122	944	—
Acquisition and development	109,686	—	—	2,440	2,440	112,126	2,534	—
SBA PPP	81,975	—	—	—	—	81,975	—	—
Total commercial	1,135,803	1,074	245	3,992	5,311	1,141,114	12,079	—
Residential	235,420	2,058	1,969	817	4,844	240,264	1,534	—
Home equity	30,369	289	75	95	459	30,828	95	—
Consumer	3,156	—	—	—	—	3,156	5	—
Total Loans	$1,404,748	$3,421	$2,289	$4,904	$10,614	$1,415,362	$13,713	$—

The ALL is maintained to absorb losses from the loan portfolio and is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

Interest income on loans would have increased by approximately $0.4 million, $0.6 million and $0.6 million for 2021, 2020 and 2019, respectively, if loans had performed in accordance with their terms.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank analyzes certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $0.1 million and $0.1 million and $0.1 million as of December 31, 2021, 2020 and 2019, respectively.

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

Management has identified a number of additional qualitative factors which we use to supplement the historical charge-off factor as these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, quality of the loan review system, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions, consumer sentiment and other external factors. The combination of historical charge-off and qualitative factors are then weighted for each risk grade. These weightings are determined internally based upon the likelihood of loss as a loan risk grading deteriorates.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. The liability for unfunded commitments was $0.5 million and $0.6 million as of December 31, 2021 and 2020, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize the activity of primary segments of the ALL, excluding the ALL related to PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the years ending December 31, 2021, 2020 and 2019:

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2020	$24,033	$1,378	$298	$51	$25,760
Charge-offs	(1,367)	(2)	—	(247)	(1,616)
Recoveries	231	—	24	61	316
Provision (release)	(8,797)	(428)	(194)	2,562	(6,857)
ALL balance at December 31, 2021	$14,100	$948	$128	$2,427	$17,603
Individually evaluated for impairment	$475	$—	$—	$—	$475
Collectively evaluated for impairment	$13,625	$948	$128	$2,427	$17,128

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,932)	(224)	(23)	—	(2,179)
Recoveries	22	—	9	3	34
Provision (release)	15,845	684	(15)	(30)	16,484
Allowance contributed with mortgage combination transaction	—	(354)	—	—	(354)
ALL balance at December 31, 2020	$24,033	$1,378	$298	$51	$25,760
Individually evaluated for impairment	$1,296	$—	$—	$—	$1,296
Collectively evaluated for impairment	$22,737	$1,378	$298	$51	$24,464

(Dollars in thousands)	Commercial	Residential	Home Equity	Consumer	Total
ALL balance at December 31, 2018	$8,605	$1,405	$684	$245	$10,939
Charge-offs	(998)	—	—	(10)	(1,008)
Recoveries	1	1	4	49	55
Provision (release)	2,490	(134)	(361)	(206)	1,789
ALL balance at December 31, 2019	$10,098	$1,272	$327	$78	$11,775
Individually evaluated for impairment	$574	$—	$—	$—	$574
Collectively evaluated for impairment	$9,524	$1,272	$327	$78	$11,201

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

Troubled Debt Restructurings

At December 31, 2021 and 2020, the Bank had specific reserve allocations for TDRs of $0.5 million and $0.6 million, respectively. Loans considered to be troubled debt restructured loans totaled $12.6 million and $10.2 million as of December 31, 2021 and December 31, 2020, respectively. Of these totals, $4.5 million and $1.6 million, respectively, represent accruing troubled debt restructured loans and represent 21% and 12%, respectively, of total impaired loans. Meanwhile, as of December 31, 2021, $8.1 million represents 11 loans to eight borrowers that have defaulted under the restructured terms. The largest of these loans, at $2.3 million, is a restructured commercial loan to a government leasing agency, which is now paying under modified terms. The next largest is a $2.0 million restructured commercial loan to a company previously dependent on the coal industry, which is now structured as an unsecured loan. Three of these loans to an unrelated borrower, totaling $3.2 million, are restructured equipment loans to a borrower in the coal industry, which was provided extended interest-only terms to allow time for the collateral equipment to be sold. There are two commercial acquisition and development loans totaling $0.3 million that were considered TDRs due to extended interest only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. The four remaining unrelated borrowers have a single loan each, totaling $0.3 million. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2021. Ten of the 11 loans were also considered non-performing loans as of December 31, 2020.

During the year ended December 31, 2021, no restructured loans defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

There were no commitments to advance funds to any TDRs as of December 31, 2021.

The following table presents details related to loans identified as TDRs during the years ended December 31, 2021 and 2020:

	New TDRs [1]
	December 31, 2021			December 31, 2020
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Commercial business	2	$5,200	$4,836	6	$6,294	$5,326
Commercial real estate	—	—	—	2	159	150
Total commercial	2	5,200	4,836	8	6,453	5,476
Residential	—	—	—	1	87	86
Total	2	$5,200	$4,836	9	$6,540	$5,562
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

Purchased Credit Impaired Loans

The carrying amount of the PCI loan portfolio is as follows:

(Dollars in thousands)	As of December 31, 2021	As of December 31, 2020
Commercial	$13,904	$21,008
Residential	4,358	16,943
Consumer	413	1,488
Outstanding balance	$18,675	$39,439
Carrying amount, net of allowance	$18,012	$39,355

Accretable yield, or income expected to be collected, is as follows:

(Dollars in thousands)	As of December 31, 2021	As of December 31, 2020
Beginning balance	$8,313	$—
New loans purchased	—	11,746
Accretion of income	(3,947)	(2,945)
Reclassification from non-accretable difference	2,139	(488)
Ending balance	$6,505	$8,313

For the PCI loan portfolio disclosed above, we increased the allowance for loan losses by $0.6 million and $0.1 million for the years ending December 31, 2021 and 2020, respectively.

PCI loans purchased during 2020, for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

(Dollars in thousands)	As of December 31, 2020
Contractually required payments receivable of loans purchased during the period:
Commercial	$36,046
Residential	47,787
Consumer	2,990
Cash flows expected to be collected at acquisition	$86,823
Fair value of loans acquired at acquisition	$50,235

There were no PCI loans purchased during 2021.

Income is not recognized on PCI loans if we cannot reasonably estimate cash flows expected to be collected and, as of

December 31, 2021, we held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2021 and December 31, 2020, respectively, for the PCI loan portfolio:

(Dollars in thousands)	Residential	Consumer	Total
ALL balance as of December 31, 2020	$84	$—	$84
Charge-offs	(3)	—	(3)
Provision	463	119	582
ALL balance at December 31, 2021	$544	$119	$663
Collectively evaluated for impairment	$544	$119	663

(Dollars in thousands)	Residential	Consumer	Total
ALL balance as of December 31, 2019	$—	$—	$—
Charge-offs	(11)	—	(11)
Provision	95	—	95
ALL balance at December 31, 2020	$84	$—	$84
Collectively evaluated for impairment	$84	$—	$84

As of December 31, 2021, the loans in our PCI loan portfolio are all collectively evaluated for impairment and are segmented into three categories: commercial loans totaling $13.9 million, residential loans totaling $4.4 million and consumer loans totaling $0.4 million, for portfolio total of $18.7 million.

The following tables represent the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2021 and December 31, 2020, respectively:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2021
Commercial:
Commercial Business	$2,257	$159	$207	$6	$2,629
Commercial Real Estate	7,499	1,571	1,948	—	11,018
Acquisition & Development	178	79	—	—	257
Total Commercial	9,934	1,809	2,155	6	13,904
Residential	3,406	—	952	—	4,358
Consumer	36	—	377	—	413
Total Loans	$13,376	$1,809	$3,484	$6	$18,675

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial:
Commercial Business	$12,263	$136	$345	$4,860	$17,604
Commercial Real Estate	982	3	263	21	1,269
Acquisition & Development	1,900	—	—	235	2,135
Total Commercial	15,145	139	608	5,116	21,008
Residential	15,157	—	1,665	121	16,943
Consumer	1,256	—	—	232	1,488
Total Loans	$31,558	$139	$2,273	$5,469	$39,439

The following tables present the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-

accrual loans as of December 31, 2021 and December 31, 2020, respectively:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual
December 31, 2021
Commercial:
Commercial Business	$2,416	$—	$—	$213	$213	$2,629	$—
Commercial Real Estate	7,680	649	—	2689	3338	11,018	—
Acquisition & Development	243	—	—	14	14	257	—
Total Commercial	10,339	649	—	2,916	3,565	13,904	—
Residential	3,081	325	—	952	1,277	4,358	—
Consumer	36	—	—	377	377	413	—
Total Loans	$13,456	$974	$—	$4,245	$5,219	$18,675	$—

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual
December 31, 2020
Commercial:
Commercial Business	$16,264	$71	$65	$1,204	$1,340	$17,604	$—
Commercial Real Estate	1,157	—	—	112	112	1,269	—
Acquisition & Development	2,135	—	—	—	—	2,135	—
Total Commercial	19,556	71	65	1,316	1,452	21,008	—
Residential	13,714	710	145	2,374	3,229	16,943	—
Consumer	1,245	3	1	239	243	1,488	—
Total Loans	$34,515	$784	$211	$3,929	$4,924	$39,439	$—

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

PPP Loans and CARES Act Deferrals

We actively participated in the PPP as a lender, evaluating other programs available to assist our clients and providing deferrals consistent with GSE guidelines. We originated a total of 4,465 and 455 PPP loans with original balances of $268.1 million and $92.8 million in 2021 and 2020, respectively. The outstanding balance of PPP loans was $131.7 million and $82.0 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, all commercial loans previously approved for COVID related modifications, such as interest-only payment and payment deferrals, had returned to their previous payment structures. Meanwhile, mortgage loans totaling $10.8 million were outstanding for COVID related modifications. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

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

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment at December 31,:

(Dollars in thousands)	2021	2020
Land	$3,465	$3,936
Buildings and improvements	13,393	14,350
Furniture, fixtures and equipment	16,841	17,451
Software	4,176	1,527
Construction in progress	531	49
Leasehold improvements	2,895	3,079
	41,301	40,392
Accumulated depreciation	(16,249)	(14,189)
Premises and equipment, net	$25,052	$26,203

Depreciation expense totaled $3.3 million, $3.0 million and $3.0 million for 2021, 2020 and 2019, respectively.

We lease certain premises, for the operation of banking offices and certain equipment under operating and finance leases. At December 31, 2021, we had lease liabilities totaling $18.6 million, of which $18.5 million was related to operating leases and $0.1 million was related to finance leases, and right-of-use assets totaling $17.5 million, all of which was related to operating leases. At December 31, 2020, we had lease liabilities totaling $18.4 million, of which $18.3 million was related to operating leases and $0.2 million was related to finance leases, and right-of-use assets totaling $17.7 million, of which $17.5 million was related to operating leases and $0.2 million was related to finance leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

For the years ended December 31, 2021 and December 31, 2020, the weighted-average remaining lease term for finance leases was 1.8 years and 2.3 years, respectively, and the weighted-average discount rates used in the measurement of finance lease liabilities was 2.0% and 2.4%, respectively. At December 31, 2021 and December 31, 2020, the weighted-average remaining lease term for operating leases was 12.0 years and 12.9 years, respectively, and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.8% and 2.9%, respectively.

Lease costs were as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Amortization of right-of-use assets, finance leases	$59	$65
Interest on lease liabilities, finance leases	2	4
Operating lease cost	1,966	2,072
Short-term lease cost	5	27
Variable lease cost	38	38
Total lease cost	$2,070	$2,206

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2021.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more are as follows:

	December 31, 2021
(Dollars in thousands)	Finance Leases	Operating Leases
2022	$42	$1,946
2023	5	1,897
2024	5	1,827
2025	4	1,826
2026	—	1,840
2027 and thereafter	—	12,961
Total future minimum lease payments	$57	$22,296
Less: Amounts representing interest	(1)	(3,752)
Present value of net future minimum lease payments	$56	$18,544

Note 5 – Equity Method Investment

Any investments where we have the ability to exercise significant influence, but not control over the operating and financial policies of the investee, are accounted for using the equity method of accounting. For investments accounted for under the equity method, we increase or decrease our investment by our proportionate share of the investee’s net income or loss.

ICM

In the third quarter of 2020, we acquired a portion of ICM and recognized our ownership as an equity method investment initially recorded at fair value. In accordance with Rule 8-03(b)(3) of Regulation S-X, we must assess whether our equity method investments are significant equity method investments. In evaluating the significance of the ICM investment, we performed the income, asset and investment tests described in S-X 3-05 and S-X 1-02(w). Rule 8-03(b)(3) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20%. Under the income test, our proportionate share of ICM's aggregated net income exceeded the applicable threshold of 20%, and accordingly we are required to provide summarized income statement information for this investee for all periods presented.

Our share of net income from our ICM totaled $16.4 million and $24.2 million for the years ended December 31, 2021 and 2020, respectively.

The following table provides summarized income statement information for ICM for the years ended December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Total revenues	$153,549	$120,323
Net income	41,381	59,761

Gain on sale of loans	150,896	100,402
Volume of loans sold	5,326,757	2,948,724

As of December 31, 2021 and 2020, the locked mortgage pipeline was $1.0 billion and $1.5 billion, respectively.

Interchecks

In September 2021, we increased our equity investment in Interchecks by $4.5 million, for a total investment to $7.7 million. The additional investment increased our ownership percentage to 16.9% and allows us to have significant influence over the operations and decision making at Interchecks; therefore, the investment has now been accounted for as an equity method investment as of December 31, 2021. Interchecks did not have income in 2021. The equity method investment in Interchecks is not considered a significant investment based on the criteria of Rule 8-03(b)(3) of Regulation S-X.

We have multiple business relationships with Interchecks beyond our investment. Interchecks is a banking client of ours and utilizes the Victor platform, which provides revenue to us. Additionally, Interchecks provides management services to MVB Technology, which provides revenue to Interchecks. Such revenues have not been material.

Ayers Socure II

In April 2021, we invested $0.5 million in Ayers Socure II. Ayers Socure II is a limited liability company and our ownership percentage of 10.0% resulted in us having significant influence over the company; therefore, the investment has now been accounted for as an equity method investment as of December 31, 2021.Our share of net income from Ayers Socure II totaled $1.0 million and is primarily related to holding gains on equity securities. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 8-03(b)(3) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in total.

Note 6 – Deposits

Deposits at December 31, were as follows:

(Dollars in thousands)	2021	2020
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,120,433	$715,791
Interest-bearing demand	651,016	496,502
Savings and money markets	510,068	545,501
Time deposits, including CDs and IRAs	96,088	224,595
Total deposits	$2,377,605	$1,982,389

Time deposits that meet or exceed the FDIC insurance limit	$9,573	$16,955

Maturities of time deposits at December 31, 2021 were as follows (dollars in thousands):

2022	$64,352
2023	17,947
2024	10,131
2025	2,587
2026	1,071
Total	$96,088
As of December 31, 2021, overdrawn deposit accounts totaling $0.2 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. The Bank had no borrowed amounts outstanding as of December 31, 2021 and December 31, 2020. As of December 31, 2021, the Bank's maximum borrowing capacity with the FHLB was $447.1 million and the remaining borrowing capacity was $432.9 million, with the difference being deposit letters of credit.

Short-term borrowings

Along with traditional deposits, the Bank has access to short-term borrowings from FHLB to fund its operations and investments.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2021	2020
Balance at end of year	$—	$—
Average balance during the year	25,275	68,407
Maximum month-end balance	130,047	154,248
Weighted-average rate during the year	0.05%	0.58%
Weighted-average rate at December 31	—%	—%

Long-term borrowings

As of December 31, 2021 and December 31, 2020, the Bank had no long-term borrowings with the FHLB.

Repurchase agreements

Along with traditional deposits, the Bank has access to securities sold under agreements to repurchase. Repurchase agreements with customers represent funds deposited by customers, on an overnight basis, that are collateralized by investment securities owned by us. Repurchase agreements with customers are presented as an individual line item on the consolidated balance sheets. All repurchase agreements are subject to terms and conditions of repurchase/security agreements between us and the client and are accounted for as secured borrowings. Our repurchase agreements reflected in liabilities consist of customer accounts and securities which are pledged on an individual security basis.

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

All of our repurchase agreements were overnight agreements at December 31, 2021 and December 31, 2020. These borrowings were collateralized with investment securities with a carrying value of $15.8 million and $10.7 million at December 31, 2021 and December 31, 2020, respectively, and were comprised of United States Government Agencies and Mortgage backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2021	2020
Balance at end of year	$11,385	$10,266
Average balance during the year	10,821	9,856
Maximum month-end balance	11,398	10,505
Weighted-average rate during the year	0.12%	0.23%
Weighted-average rate at December 31	0.05%	0.14%

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2021	2020
Balance at end of year	$73,030	$43,407
Average balance during the year	51,149	7,568
Maximum month-end balance	73,030	43,524
Weighted-average rate during the year	4.28%	3.45%
Weighted-average rate at December 31	3.71%	4.02%

In September 2021, we completed the private placement of $30 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing October 1, 2031, and will bear interest at a fixed rate of 3.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 254 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In November 2020, we completed the private placement of $40 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030, and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In March 2007, we completed the private placement of $4.0 million Floating Rate, Trust Preferred Securities through our MVB Financial Statutory Trust I subsidiary (the “Trust”). We established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by us since 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 1.62% over the three-month LIBOR Rate. The obligations we provide with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by us of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. The securities issued by the Trust are includable for regulatory purposes as a component of our Tier 1 capital.

In June 2014, we issued our Convertible Subordinated Promissory Notes to various investors in the aggregate principal amount of $29.4 million. The notes were issued in $0.1 million increments per note, subject to a minimum investment of $1 million. The Notes were to expire 10 years after the initial issuance date of the Notes. In July 2019, the Federal Reserve Board provided approval for us to redeem all of the outstanding Notes. On or about August 1, 2019, we provided notice to the holders of the outstanding notes that we would redeem the outstanding notes on September 30, 2019.

In 2019, $1.0 million of subordinated debt was converted into common stock, which resulted in the issuance of 62,500 new shares and $12.4 million of subordinated debt was redeemed. These transactions provided an annual interest expense savings of $1.0 million.

We recognized interest expense on our subordinated debt of $2.2 million, $0.3 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 8 – Commitments and Contingent Liabilities

Commitments

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by us upon extension of credit, varies and is based on management’s credit evaluation of the customer.

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

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2021	2020
Available on lines of credit	$384,923	$393,814
Stand-by letters of credit	23,600	19,806
Other loan commitments	15,792	22,418
	$424,315	$436,038
Concentration of Credit Risk

We grant a majority of our commercial, financial, agricultural, real estate and installment loans to customers throughout the North Central West Virginia and Northern Virginia markets. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. We evaluate the credit worthiness of each of our customers on a case-by-case basis and the amount of collateral we obtain is based upon management’s credit evaluation.

Regulatory

We are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. In accordance with these requirements, we implemented a deposit reclassification program that allowed us to maintain no such reserve balances as of December 31, 2021 and 2020.

Contingent Liabilities

The Bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Note 9 – Income Taxes

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2021	2020	2019
Current:
Federal	$3,332	$10,899	$10,450
State	421	2,019	2,101
	$3,753	$12,918	$12,551
Deferred:
Federal	$5,159	$(3,183)	$(3,716)
State	970	(203)	(237)
	6,129	(3,386)	(3,953)
Income tax expense	$9,882	$9,532	$8,598

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2021		2020		2019
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income tax at federal statutory rate	$10,201	21.0%	$9,858	21.0%	$7,353	21.0%
Tax effect of:
State income taxes, net of federal income taxes	1,099	2.2%	1,435	3.1%	2,101	6.0%
Tax exempt earnings	(1,460)	(3.0)%	(1,381)	(3.0)%	(856)	(2.8)%
Other	42	0.1%	(380)	(0.8)%	—	—%
	$9,882	20.3%	$9,532	20.3%	$8,598	24.2%

Deferred income tax assets and liabilities were comprised of the following at December 31:

(Dollars in thousands)	2021	2020
Gross deferred tax assets:
Allowance for loan losses	$4,393	$7,141
Minimum pension liability	1,245	1,544
Stock-based compensation	1,140	753
SERP	298	286
Other	478	1,209
Total gross deferred tax assets	7,554	10,933

Gross deferred tax liabilities:
Depreciation	(1,556)	(1,733)
Pension	(1,077)	(262)
Unrealized gain on securities available-for-sale	(45)	(2,320)
Holding gain on equity securities	(4,358)	(3,893)
Equity method investment	(4,086)	(2,463)
Goodwill	(70)	(35)
Other	(288)	—
Total gross deferred tax liabilities	(11,480)	(10,706)

Net deferred tax assets (liabilities)	$(3,926)	$227

Deferred income tax assets and deferred income tax liabilities were included in other assets and other liabilities, respectively.

We have invested, as a limited partner, in four Section 42 affordable housing investment funds. In exchange for these investments, we receive a pro rata share of income, expense, gains and losses, including tax credits, that are received by the projects. As of December 31, 2021 and December 31, 2020, we recognized, as an investment, $3.2 million and $2.8 million in the aggregate between the four affordable housing investment funds. In addition, we have recognized no gains or losses from the funds.

Note 10 – Related Party Transactions

We have granted loans to our officers and directors and to their immediate family members, as well as loans to related companies. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability. Set forth below is a summary of the related loan activity.

(Dollars in thousands)	Balance at Beginning of Year	Borrowings, net of participations	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2021	$27,423	$4,373	$(996)	$(3,194)	$27,606

December 31, 2020	$12,284	$24,453	$(8,187)	$(1,127)	$27,423

We held related party deposits of $63.6 million and $73.8 million at December 31, 2021 and December 31, 2020, respectively.

On January 17, 2022, the MVB Bank Inc. Board of Directors approved a $35.0 million line of credit to BillGO, Inc. a related party of the Bank. Revenue generated during the year ended December 31, 2021 from contracts with BillGO, Inc. totaled $0.3 million.

Note 11 – Pension Plan

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

On June 19, 2017, we approved a Supplemental Executive Retirement Plan (“SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. If the executive completes three years of continuous employment prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive installments of $10.0 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million and $1.2 million as of December 31, 2021 and 2020, respectively. Service cost was $48.8 thousand and $0.2 million in 2021 and 2020, respectively.

Pension expense was $0.3 million, $0.3 million and $0.3 million in 2021, 2020 and 2019, respectively.

Information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2021 and 2020 is as follows:

(Dollars in thousands)	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$12,715	$11,435
Interest cost	313	365
Actuarial loss	143	(54)
Assumption changes	(649)	1,255
Benefits paid	(292)	(286)
Benefit obligation at end of year	$12,230	$12,715

Change in plan assets:
Fair value of plan assets at beginning of year	$7,096	$6,165
Actual return on plan assets	952	511
Employer contribution	3,835	706
Benefits paid	(292)	(286)
Fair value of plan assets at end of year	$11,591	$7,096

Funded status	$(639)	$(5,619)
Unrecognized net actuarial loss	5,314	6,591
Prepaid pension cost recognized	$4,675	$972

Accumulated benefit obligation	$12,230	$12,715

At December 31, 2021, 2020 and 2019, the weighted-average assumptions used to determine the benefit obligation are as follows:

	2021	2020	2019
Discount rate	2.83%	2.50%	3.24%
Rate of compensation increase	N/A	N/A	N/A

The components of net periodic pension cost are as follows:

(Dollars in thousands)	2021	2020	2019
Interest cost	$313	$365	$392
Expected return on plan assets	(689)	(438)	(407)
Amortization of net actuarial loss	507	420	271
Net periodic pension cost	$131	$347	$256

For the years December 31, 2021, 2020 and 2019, the weighted-average assumptions used to determine net periodic pension cost are as follows:

	2021	2020	2019
Discount rate	2.83%	2.50%	3.24%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A

Our pension plan asset allocations at December 31, 2021 and 2020 are as follows:

	2021	2020
Plan Assets
Cash	3%	9%
Fixed income	25%	20%
Alternative investments	29%	19%
Domestic equities	25%	27%
Foreign equities	18%	24%
Real estate investment trusts	—%	1%
Total	100%	100%

The following table sets forth by level within the fair value hierarchy, as defined in Note 18 – Fair Value Measurements, the Pension Plan’s assets at fair value as of December 31, 2021:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$348	$—	$—	$348
Fixed income	2,898	—	—	2,898
Alternative investments	—	—	3,361	3,361
Domestic equities	2,898	—	—	2,898
Foreign equities	2,086	—	—	2,086

Total assets at fair value	$8,230	$—	$3,361	$11,591

The following table sets forth by level, within the fair value hierarchy, as defined in Note 18 – Fair Value Measurements, the Pension Plan’s assets at fair value as of December 31, 2020:

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

The following table includes our best estimate of the plan contribution for next fiscal year and the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(Dollars in thousands)	Cash Flow
Contributions for the period of January 1, 2022 through December 31, 2022	$—

Estimated future benefit payments reflecting expected future service
2022	$343
2023	$405
2024	$426
2025	$453
2026	$523
2027 through 2031	$2,718

Note 12 – Goodwill and Other Intangible Assets

The table below summarizes the changes in carrying amounts of goodwill and other intangibles, including core deposit intangibles, for the periods presented:

		Intangibles
(Dollars in thousands)	Goodwill	Gross	Accumulated Amortization	Net
Balance at January 1, 2021	$2,350	$3,941	$(1,541)	$2,400
Goodwill and intangibles resulting from Trabian acquisition	1,638	600	—	600
Reduction of intangibles from sale of branches to Summit	—	(721)	721	—
Amortization expense	—	—	(684)	(684)
Balance at December 31, 2021	$3,988	$3,820	$(1,504)	$2,316

Balance at January 1, 2020	$19,630	$4,226	$(753)	$3,473
Reduction of goodwill and intangibles from sale of branches to Summit	(1,598)	(845)	441	(404)
Intangibles resulting from First State acquisition	—	560	—	560
Reduction of goodwill from ICM transaction	(16,882)	—	—	—
Goodwill resulting from Paladin acquisition	1,200	—	—	—
Amortization expense	—	—	(1,229)	(1,229)
Balance at December 31, 2020	$2,350	$3,941	$(1,541)	$2,400

Balance at January 1, 2019	$18,480	$1,006	$(456)	$550
Goodwill and intangibles resulting from Chartwell acquisition	1,150	3,220	—	3,220
Amortization expense	—	—	(297)	(297)
Balance at December 31, 2019	$19,630	$4,226	$(753)	$3,473

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. Intangibles represent the core deposit intangibles from the acquisition of First State in 2020 and the intangibles resulting from the Chartwell and Trabian acquisitions. The value of the acquired core deposit relationships was determined using the present value of the difference between a market participant’s cost of obtaining alternative funds and the cost to maintain the acquired deposit base. The intangibles resulting from the Trabian acquisition are related to their customer relationships and trade name. These items are amortized over four years and ten years, respectively. The core deposit intangibles were being amortized over a ten-year period using an accelerated method. The intangibles resulting from the Chartwell acquisition are related to their customer relationships, backlog, a trademark and a non-competition agreement. These items are amortized over five years, 5.3 years, 15 years and four years, respectively.

The table below presents estimated amortization expense for our other intangible assets (dollars in thousands):

2022	$676
2023	597
2024	325
2025	100
2026	87
Thereafter	531
$2,316

Our assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2021 and 2020. We have not identified any triggering events since the impairment evaluation that would indicate potential impairment.

Intangibles, including core deposit intangibles are evaluated for impairment if events and circumstances indicate a potential for impairment. Such an evaluation of other intangible assets is based on undiscounted cash flow projections. No impairment charges were recorded for other intangible assets in any of the periods presented.

Note 13 – Stock Offerings

In December 2020, we repurchased 536,490 shares of our common stock at a price of $20.25 per share via a modified “Dutch auction” tender offer. Additionally, our Board of Directors authorized the repurchase from time to time, on or before December 31, 2021, of up to $31.9 million of shares of our common stock as part of our stock repurchase program, which repurchases may occur from time to time, on the open market or otherwise, at such prices and upon such terms as we may determine and otherwise in accordance with applicable law.

In December 2020, we issued a notice of redemption to redeem all of our outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”) and all of our outstanding shares of Convertible Noncumulative Perpetual Preferred Stock, Series C, par value $1.00 per share, with a liquidation preference of $1,000 per share (the “Series C Preferred Stock,” together with the Series B Preferred Stock, referred to herein as the “Preferred Stock”), at a redemption price per share equal to $10,000, plus declared and unpaid dividends of $46.03 per share of Series B Preferred Stock, and $49.86 per share of Series C Preferred Stock, for the period from and including December 31, 2020, to but excluding January 28, 2021, the date of redemption (the “Preferred Stock Redemption”). The Preferred Stock Redemption is in accordance with the terms of our Articles of Incorporation, as amended. All outstanding shares of our preferred stock were redeemed in January 2021.

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions. Pursuant to the agreement, a portion of the Bank's purchase consideration for Trabian included 17,597 unregistered shares of our common stock. For more information regarding the Trabian acquisition, see Note 15 – Acquisitions and Divestitures.

In August 2021, the Bank entered into a Stock Purchase Agreement with Interchecks, a leading payment disbursement platform. Pursuant to the agreement, a portion of the Bank's purchase consideration for Interchecks included 107,928 unregistered shares of our common stock. For more information regarding the Interchecks investment, see Note 5 – Equity Method Investments.

In September 2021, the Bank issued 24,408 shares of unregistered common stock valued at $40.97 per share, totaling $1.0 million, pursuant to the Stock Purchase Agreement dated September 13, 2019 between the Bank and Chartwell.

In December 2021, the Bank issued 23,558 shares of unregistered common stock valued at $42.45 per share, totaling $1.0 million, pursuant to the Stock Purchase Agreement dated September 13, 2019 between the Bank and Chartwell.

Note 14 – Stock-Based Compensation

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards and RSUs to selected employees and directors. As of December 31, 2021, the Plan had 3.2 million shares authorized and 412,853 shares remaining available for issuance. To date, we have awarded both stock options and RSUs to selected employees and directors.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost based upon the fair value of the instruments on the date of the grant. The amount that we recognized in stock-based compensation expense related to the issuance of stock options and RSUs is presented in the following table:

(Dollars in thousands)	2021	2020	2019
Stock options	$832	$950	$873
RSUs	1,802	1,403	886
Total stock-based compensation expense	$2,634	$2,353	$1,759

Proceeds from stock options exercised were $4.9 million, $4.5 million and $2.2 million during 2021, 2020 and 2019, respectively. During 2021, 2020 and 2019, certain options were exercised in broker-assisted cashless transactions. Shares were forfeited related to exercise price and related tax obligations and we paid tax authorities amounts due resulting in a net cash outflow.

Stock Options

Under the provisions of the Plan, the option price per share shall not be less than the fair market value of the common stock on the grant date. Generally, options granted vest in five years and expire ten years from the grant date.

The following summarizes stock options as of and for the year ended December 31, 2021:

	2021
	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,396,794	$15.36
Granted	43,908	38.82
Exercised	(316,682)	15.59
Forfeited	(6,660)	15.47
Expired	(3,160)	12.82

Outstanding at end of year	1,114,200	$15.86

Exercisable at end of year	822,063	$14.52

Weighted-average fair value of options granted during 2021		$10.61
Weighted-average fair value of options granted during 2020		$4.48
Weighted-average fair value of options granted during 2019		$4.22

The intrinsic value of options exercised during 2021, 2020 and 2019 was $8.0 million, $1.9 million and $1.9 million, respectively.

The fair value for the options was estimated at the grant date using a Black-Scholes option-pricing model with the following inputs:

	2021	2020	2019
Average risk-free interest rates	1.27%	0.66%	2.02%
Weighted-average life (years)	7	7	7
Expected volatility	41.2%	30.9%	21.8%
Expected dividend yield	1.08%	2.20%	0.84%

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2021:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life
1,114,200	$15.86	$28.6	4.98	822,063	$14.52	$22.2	4.17

At December 31, 2021, total unrecognized pre-tax compensation expense related to unvested stock options outstanding was $1.1 million. This cost is expected to be recognized over a weighted-average period of 3.1 years. For the year ended December 31, 2021, the fair value of stock options vested was $0.8 million.

Restricted Stock Units

Under the provisions of the Plan, RSUs are similar to restricted stock awards, except the recipient does not receive the stock immediately, but instead receives the stock according to a vesting plan and distribution schedule, after achieving required performance milestones or upon remaining with us for a particular length of time. Each RSU that vests entitles the recipient to receive one share of our common stock on a specified issuance date. The recipient does not have any stockholder rights, including voting, dividend or liquidation rights, with respect to the shares underlying awarded RSUs until the recipient becomes the record holder of those shares.

We granted 66,872 RSUs in 2021, 41,348 of which were time-based awards and 25,524 of which were performance-based awards. Time-based RSUs granted in 2021 generally vest in five equal installments over a five-year period, with the exception of time-based grants to members of the Board of Directors, which vest over a one-year period. Performance-based RSUs vest in one installment at the end of three years, based on set criteria.

A summary of the activity for our RSUs for the period indicated is presented in the following table:

	2021
	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	253,036	$14.70
Granted	66,872	40.95
Vested	(77,050)	14.79
Forfeited	(952)	32.38
Balance at end of year	241,906	$21.46

Weighted-average fair value of RSUs granted during 2021		$40.95
Weighted-average fair value of RSUs granted during 2020		$13.08
Weighted-average fair value of RSUs granted during 2019		$15.50

At December 31, 2021, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $3.2 million. This cost is expected to be recognized over a weighted-average period of 2.6 years. At December 31, 2021, the fair value of RSU awards vested during the year was $3.1 million.

Note 15 – Regulatory Capital Requirements

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. We are exempt from the Federal Reserve Board’s capital adequacy standards as we believe we meet the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total capital, Tier 1 capital and Tier 1 common equity to risk-weighted assets, and of Tier 1 capital to average assets, as defined. As of December 31, 2021 and 2020, we and the Bank meet all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 common equity risk-based and Tier 1 leverage ratios as set forth in the table below. Our actual capital amounts and ratios are presented in the table below.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total capital (to risk-weighted assets)
Subsidiary bank	$339,998	16.7%	$162,426	8.0%	$203,032	10.0%
Tier 1 capital (to risk-weighted assets)
Subsidiary bank	$321,282	15.8%	$121,819	6.0%	$162,426	8.0%
Common equity tier 1 capital (to risk-weighted assets)
Subsidiary bank	$321,282	15.8%	$91,365	4.5%	$131,971	6.5%
Tier 1 capital (to average assets)
Subsidiary bank	$321,282	11.6%	$111,117	4.0%	$138,896	5.0%

As of December 31, 2020
Total capital (to risk-weighted assets)
Subsidiary bank	$273,318	15.8%	$138,277	8.0%	$172,846	10.0%
Tier 1 capital (to risk-weighted assets)
Subsidiary bank	$251,565	14.6%	$103,708	6.0%	$138,277	8.0%
Common equity tier 1 capital (to risk-weighted assets)
Subsidiary bank	$251,565	14.6%	$77,781	4.5%	$112,350	6.5%
Tier 1 capital (to average assets)
Subsidiary bank	$251,565	11.0%	$91,269	4.0%	$114,086	5.0%

Note 16 – Regulatory Restriction on Dividends

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

Note 17 – Fair Value of Financial Instruments

The carrying values and estimated fair values of financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2021
Financial assets:
Cash and cash equivalents	$307,437	$307,437	$307,437	$—	$—
Certificates of deposit with banks	2,719	2,738	—	2,738	—
Securities available-for-sale	421,466	421,466	—	379,703	41,763
Equity securities	32,402	32,402	247	—	32,155
Loans	1,851,572	1,865,013	—	—	1,865,013
Servicing rights	2,812	2,831	—	—	2,831
Interest rate swap	6,702	6,702	—	6,702	—
Accrued interest receivable	7,860	7,860	—	2,402	5,458
Fair value hedge	1,552	1,552	—	1,552	—
Bank-owned life insurance	42,257	42,257	—	42,257	—

Financial liabilities:
Deposits	$2,377,605	$2,338,868	$—	$2,338,868	$—
Repurchase agreements	11,385	11,385	—	11,385	—
Fair value hedge	807	807	—	807	—
Interest rate swap	6,702	6,702	—	6,702	—
Accrued interest payable	690	690	—	690	—
Subordinated debt	73,030	74,774	—	74,774	—

December 31, 2020
Financial assets:
Cash and cash equivalents	$263,893	$263,893	$263,893	$—	$—
Certificates of deposits with banks	11,803	11,986	—	11,986	—
Securities available-for-sale	410,624	410,624	—	366,945	43,679
Equity securities	27,585	27,585	472	—	27,113
Loans held-for-sale	1,062	1,062	—	1,062	—
Loans	1,427,900	1,434,275	—	—	1,434,275
Mortgage servicing rights	2,942	2,942	—	—	2,942
Interest rate swap	13,822	13,822	—	13,822	—
Fair value hedge	2,215	2,215	—	2,215	—
Accrued interest receivable	7,793	7,793	—	2,770	5,023
Bank-owned life insurance	41,262	41,262	—	41,262	—

Financial liabilities:
Deposits	$1,982,389	$1,964,860	$—	$1,964,860	$—
Repurchase agreements	10,266	10,266	—	10,266	—
Fair value hedge	2,141	2,141	—	2,141
Interest rate swap	13,822	13,822	—	13,822	—
Accrued interest payable	572	572	—	572	—
Subordinated debt	43,407	45,536	—	45,536	—

Note 18 – Fair Value Measurements

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

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

Available-for-sale investment securities — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2021. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities — Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the year ended December 31, 2021. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$40,437	$—	$40,437
United States sponsored mortgage-backed securities	—	76,108	—	76,108
United States treasury securities	—	110,389	—	110,389
Municipal securities	—	133,249	41,763	175,012
Corporate debt securities	—	11,142	—	11,142
Other debt securities	—	7,500	—	7,500
Other securities	—	878	—	878
Equity securities	247	—	—	247
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	1,552	—	1,552
Bank-owned life insurance	—	42,257	—	42,257
Liabilities:
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	807	—	807

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$56,992	$—	$56,992
United States sponsored mortgage-backed securities	—	95,769	—	95,769
United States treasury securities	—	3,123	—	3,123
Municipal securities	—	188,208	43,679	231,887
Corporate debt securities	—	17,548	—	17,548
Other securities	—	18,476	—	18,476
Equity securities	472	—	—	472
Loans held-for-sale	—	1,062	—	1,062
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,215	—	2,215
Liabilities:
Interest rate swap	—	13,822	—	13,822
Fair value hedge	—	2,141	—	2,141

The following table represents recurring Level III assets:

(Dollars in thousands)	Interest Rate Lock Commitments	Municipal Securities	Total
Balance at December 31, 2020	$—	$43,679	$43,679
Purchase of securities	—	3,862	3,862
Maturities/calls	—	(5,214)	(5,214)
Unrealized gain (loss) included in other comprehensive income	—	(564)	(564)
Balance at December 31, 2021	$—	$41,763	$41,763

Balance at December 31, 2019	$1,660	$37,259	$38,919
Realized and unrealized income (loss) included in earnings	(1,660)	3	(1,657)
Purchase of securities	—	22,228	22,228
Maturities/calls	—	(15,778)	(15,778)
Unrealized gain (loss) included in other comprehensive income	—	(33)	(33)
Balance at December 31, 2020	$—	$43,679	$43,679

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

Impaired loans — Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, we obtain a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 are included in the table below:

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$21,980	$21,980
Other real estate owned	—	—	2,330	2,330
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	32,155	32,155

	December 31, 2020
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,098	$14,098
Other real estate owned	—	—	5,730	5,730
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	27,113	27,113

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2021 and 2020:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
Nonrecurring measurements:
Impaired loans	$21,980	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,330	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$32,155	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$41,763	Appraisal of bond [3]	Bond appraisal adjustment [4]	1% - 20%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2020
Nonrecurring measurements:
Impaired loans	$14,098	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$5,730	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$27,113	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$43,679	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%
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
4 Appraisals may be adjusted for qualitative factors, such as local economic conditions, liquidity, marketability and legal structure.
5 Municipal securities classified as Level III instruments are comprised of TIF bonds related to certain local municipal securities.

Note 19 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Consolidated Statement of Income Line Item
Available-for-sale securities
Unrealized holding gain (loss)	$3,875	$914	$(166)	Gain (loss) on sale of available-for-sale securities
	3,875	914	(166)	Total before tax
	(908)	(214)	44	Income tax expense
	2,967	700	(122)	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(507)	(420)	(271)	Salaries and employee benefits
	(507)	(420)	(271)	Total before tax
	119	98	73	Income tax expense
	(388)	(322)	(198)	Net of tax
Investment hedge
Carrying value adjustment	(862)	473	(44)	Interest on investment securities
	(862)	473	(44)	Total before tax
	233	(128)	12	Income tax expense
	(629)	345	(32)	Net of tax

Total reclassifications	$1,950	$723	$(352)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at January 1, 2021	$7,586	$(5,047)	$(313)	$2,226
Other comprehensive income (loss) before reclassification	(4,472)	590	—	(3,882)
Amounts reclassified from AOCI	(2,967)	388	629	(1,950)
Net current period OCI	(7,439)	978	629	(5,832)
Balance at December 31, 2021	$147	$(4,069)	$316	$(3,606)

Balance at January 1, 2020	$2,942	$(4,295)	$32	$(1,321)
Other comprehensive income (loss) before reclassification	5,344	(1,074)	—	4,270
Amounts reclassified from AOCI	(700)	322	(345)	(723)
Net current period OCI	4,644	(752)	(345)	3,547
Balance at December 31, 2020	$7,586	$(5,047)	$(313)	$2,226

Note 20 – Condensed Financial Statements of Parent Company

Information relative to the parent company’s condensed balance sheets at December 31, 2021 and 2020 and the related condensed statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020
Assets
Cash	$27,463	$15,566
Investment in subsidiaries	322,002	265,679
Other assets	13,715	6,077
Total assets	$363,180	$287,322

Liabilities and stockholders’ equity
Other liabilities	$15,822	$4,432
Subordinated debt	73,030	43,407
Total liabilities	88,852	47,839

Total stockholders’ equity	274,328	239,483
Total liabilities and stockholders’ equity	$363,180	$287,322

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019
Income, dividends from the Bank	$19,165	$6,688	$6,280
Operating expenses	22,458	16,804	14,296
Loss from continuing operations, before income taxes	(3,293)	(10,116)	(8,016)
Income tax benefit - continuing operations	(2,090)	(2,082)	(1,880)
Net loss from continuing operations	(1,203)	(8,034)	(6,136)
Income from discontinued operations, before income taxes	—	—	575
Income tax expense - discontinued operations	—	—	148
Net income from discontinued operations	—	—	427
Equity in undistributed income earnings of subsidiaries	40,324	45,445	32,700
Net income	$39,121	$37,411	$26,991

Preferred dividends	$35	$461	$479
Net income available to common shareholders	$39,086	$36,950	$26,512

Condensed Statements of Cash Flows

(Dollars in thousands)	2021	2020	2019
OPERATING ACTIVITIES
Net income	$39,121	$37,411	$26,991
Equity in undistributed earnings of subsidiaries	(40,324)	(45,445)	(32,700)
Stock-based compensation	3,208	2,278	1,759
Other assets	(6,849)	(2,101)	(4,104)
Other liabilities	11,390	1,767	344

Net cash from operating activities	6,546	(6,090)	(7,710)

INVESTING ACTIVITIES
Investment in subsidiaries	(15,871)	(3,713)	16,791

Net cash from investing activities	(15,871)	(3,713)	16,791

FINANCING ACTIVITIES
Proceeds from stock issuance	—	240	1,033
Subordinated debt issuance (redemption), net of issuance costs	29,448	40,000	(12,400)
Common stock repurchased	—	(15,657)	—
Preferred stock redemption	(7,334)	—	(500)
Common stock options exercised	4,930	4,464	2,164
Withholding cash issued in lieu of restricted stock	(249)	—	—
Issuance of subsidiary membership units	500	—	—
Cash dividends paid on common stock	(6,038)	(4,275)	(2,290)
Cash dividends paid on preferred stock	(35)	(461)	(479)

Net cash from financing activities	21,222	24,311	(12,472)

Net change in cash	11,897	14,508	(3,391)

Cash at beginning of period	15,566	1,058	4,449

Cash at end of period	$27,463	$15,566	$1,058

Noncash common stock converted from subordinated debt	$—	$—	$1,000

Note 21 – Segment Reporting

We have identified three reportable segments: CoRe banking; mortgage banking; and financial holding company. All other operating segments are summarized in an other category. Our Fintech division and MVB CDC are included in the CoRe banking segment. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage loan origination process. Prior to July 1, 2020, the mortgage banking services were conducted by a subsidiary of the Bank, PMG. In July 2020, we announced the completion of PMG’s combination with Intercoastal Mortgage Company to form ICM. We have recognized our ownership of ICM as an equity method investment. Income related to this equity method investment is included in the Mortgage Banking segment. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends. MVB Edge Ventures, Chartwell, Trabian, Paladin Fraud, MVB Technologies and Victor are included in the other category.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$83,023	$411	$15	$(8)	$(12)	$83,429
Interest expense	4,078	—	2,188	16	(12)	6,270
Net interest income (loss)	78,945	411	(2,173)	(24)	—	77,159
Provision (release of allowance) for loan losses	(6,274)	(1)	—	—	—	(6,275)
Net interest income after provision (release of allowance) for loan losses	85,219	412	(2,173)	(24)	—	83,434

Total noninterest income	33,179	16,342	11,103	15,002	(13,030)	62,596

Noninterest Expenses:
Salaries and employee benefits	33,595	—	13,704	12,911	—	60,210
Other expenses	37,033	16	6,573	6,650	(13,030)	37,242
Total noninterest expenses	70,628	16	20,277	19,561	(13,030)	97,452

Income (loss) before income taxes	47,770	16,738	(11,347)	(4,583)	—	48,578
Income tax expense (benefit)	9,154	4,068	(2,091)	(1,249)	—	9,882
Net income (loss)	38,616	12,670	(9,256)	(3,334)	—	38,696
Net loss attributable to noncontrolling interest	—	—	—	425	—	425
Net income (loss) attributable to parent	38,616	12,670	(9,256)	(2,909)	—	39,121
Preferred stock dividends	—	—	35	—	—	35
Net income (loss) available to common shareholders	$38,616	$12,670	$(9,291)	$(2,909)	$—	$39,086

Capital expenditures for the year ended December 31, 2021	$2,590	$—	$43	$2,731	$—	$5,365
Total assets as of December 31, 2021	2,804,840	50,202	363,971	23,124	(449,688)	2,792,449
Goodwill as of December 31, 2021	—	—	—	3,988	—	3,988

	2020
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$75,812	$6,269	$3	$—	$(1,631)	$80,453
Interest expense	10,400	3,139	261	—	(2,173)	11,627
Net interest income	65,412	3,130	(258)	—	542	68,826
Provision (release of allowance) for loan losses	16,649	(70)	—		—	16,579
Net interest income after provision (release of allowance) for loan losses	48,763	3,200	(258)	—	542	52,247

Total noninterest income	24,420	63,490	6,685	5,909	(8,667)	91,837

Noninterest Expenses:
Salaries and employee benefits	25,808	21,550	11,278	2,993	—	61,629
Other expenses	31,389	5,074	5,265	1,909	(8,125)	35,512
Total noninterest expenses	57,197	26,624	16,543	4,902	(8,125)	97,141

Net income (loss)	14,507	30,204	(8,034)	734	—	37,411
Preferred stock dividends	—	—	461	—	—	461
Net income (loss) available to common shareholders	$14,507	$30,204	$(8,495)	$734	$—	$36,950

Capital expenditures for the year ended December 31, 2020	$6,439	$99	$77	$—	$—	$6,615
Total assets as of December 31, 2020	2,335,816	58,140	284,943	7,740	(355,163)	2,331,476
Goodwill as of December 31, 2020	—	—	—	2,350	—	2,350

	2019
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$75,874	$8,342	$13	$—	$(1,868)	$82,361
Interest expense	18,698	6,014	769	—	(2,520)	22,961
Net interest income	57,176	2,328	(756)	—	652	59,400
Provision for loan losses	1,622	167	—	—	—	1,789
Net interest income after provision for loan losses	55,554	2,161	(756)	—	652	57,611

Total noninterest income	22,718	42,329	6,268	972	(7,683)	64,604

Noninterest Expenses:
Salaries and employee benefits	18,445	28,432	8,676	622	—	56,175
Other expenses	24,697	8,136	4,851	373	(7,031)	31,026
Total noninterest expenses	43,142	36,568	13,527	995	(7,031)	87,201

Income (loss) from continuing operations, before income taxes	35,131	7,922	(8,015)	(24)	—	35,014
Income tax expense (benefit) - continuing operations	8,177	2,155	(1,880)	(2)	—	8,450
Net income (loss) from continuing operations	26,954	5,767	(6,135)	(22)	—	26,564
Income from discontinued operations, before income taxes	—	—	575	—	—	575
Income tax expense - discontinued operations	—	—	148	—	—	148
Net income from discontinued operations	—	—	427	—	—	427
Net income (loss)	26,954	5,767	(5,708)	(22)	—	26,991
Preferred stock dividends	—	—	479	—	—	479
Net income (loss) available to common shareholders	$26,954	$5,767	$(6,187)	$(22)	$—	$26,512

Capital expenditures for the year ended December 31, 2019	$1,438	$112	$492	$—	$—	$2,042

Note 22 – Quarterly Financial Data (Unaudited)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2021
First quarter	$19,063	$17,505	$10,227	$8,085	$0.70	$0.66
Second quarter	20,833	19,055	10,836	9,247	0.79	0.73
Third quarter	20,484	19,096	14,838	11,828	1.00	0.92
Fourth quarter	23,049	21,503	12,675	9,959	0.83	0.77

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2020
First quarter	$20,699	$16,171	$1,227	$1,048	$0.08	$0.08
Second quarter	21,774	18,458	24,042	18,034	1.50	1.49
Third quarter	18,627	16,510	8,512	6,491	0.53	0.53
Fourth quarter	19,353	17,687	13,162	11,838	1.00	0.97

Note 24 – Acquisitions and Divestitures

Flexia Payments, LLC

In February 2021, the Bank entered into an agreement to acquire an 80.0% interest in Flexia. The Bank invested approximately $2.5 million for the 80.0% interest. At the time of acquisition, Flexia had no assets or liabilities. Soon after the Bank's investment, Flexia purchased a license for technology that allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card and to utilize them for non-cash transactions at participating casinos, for approximately $1.0 million for exclusive use in the United States and Canada. On the acquisition date, $0.5 million was recorded on the consolidated balance sheet for the 20.0% noncontrolling interest.

Trabian Technology, Inc.

In April 2021, the Bank entered into a Stock Purchase Agreement with Trabian, a leading software development firm servicing financial institutions. Pursuant to the agreement, the Bank invested approximately $1.6 million, including unregistered shares of MVB common stock, for the 80.0% interest. At the time of acquisition, Trabian had assets totaling $0.8 million and liabilities totaling $0.7 million. As a result of the transaction, the Bank recorded goodwill of $1.6 million and intangible assets related to Trabian's customer relationships and trade name totaling $0.6 million. On the acquisition date, $0.4 million was recorded on the consolidated balance sheet for the 20.0% noncontrolling interest.

Sale of Southern Market, WV Banking Centers

In July 2021, the Bank completed the sale of certain assets and liabilities of four banking centers in West Virginia. Pursuant to the terms of the Purchase and Assumption Agreement between the Bank and Summit, Summit assumed approximately $163.3 million in deposit liabilities, including accrued interest, and acquired approximately $57.8 million in loans, as well as accrued interest on those loans, cash, real property, personal property and other fixed assets associated with the banking centers, as of the July 10, 2021 closing date. The Bank recognized a pre-tax gain of $10.8 million on the sale during the year ending December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. GAAP.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment did not identify any material weaknesses in our internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2021, our internal control over financial reporting was effective.

Dixon Hughes Goodman LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 7 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Date:	March 10, 2022	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	March 10, 2022	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2021. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2021. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is disclosed below) pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2021. The applicable information appearing in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	822,063	$14.52	412.853
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	822,063	$14.52	412.853

During 2021, 316,682 stock options under our equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2021. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2021. The applicable information appearing in the Proxy Statement is incorporated by reference.

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Tampa, Florida.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures.

(a)(1)	Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on Internal Control over Financial Reporting
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
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
Form 8-K, File No. 000-50567, filed April 3, 2020, and incorporated by reference herein
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 001-38314, filed December 8, 2021, and incorporated by reference herein
4.2	Form of Subscription Rights Certificate	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
4.3	Description of Securities	Filed herewith
10.1†	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.2†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Employment Agreement of Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 5, 2021, and incorporated by reference herein
10.6†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed March 5, 2021, and incorporated by reference herein
10.7†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.8†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.9†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
10.10	Purchase and Assumption Agreement, dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed April 23, 2021, and incorporated by reference herein
10.11	Subordinated Note Purchase Agreement, dated November 30, 2020, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed November 30, 2020, and incorporated by reference herein
10.12	Subordinated Note Purchase Agreement, dated September 28, 2021, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed September 28, 2021, and incorporated by reference herein
10.13	Agreement, dated March 2, 2020, by and between the Bank, PMG, Intercoastal, H. Edward Dean, III, Tom Pyne and Peter Cameron	Form 8-K, File No. 000-50567, filed March 3, 2020, and incorporated by reference herein
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

MVB Financial Corp.

Date:	March 10, 2022	By:	/s/ Larry F. Mazza
Larry F. Mazza
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

/s/ Larry F. Mazza	Date:	March 10, 2022
Larry F. Mazza, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 10, 2022
Donald T. Robinson, President and CFO
(Principal Financial and Accounting Officer)

/s/ David B. Alvarez	Date:	March 10, 2022
David B. Alvarez, Chairman

/s/ W. Marston Becker	Date:	March 10, 2022
W. Marston Becker, Director

/s/ John W. Ebert	Date:	March 10, 2022
John W. Ebert, Director

/s/ Daniel W. Holt	Date:	March 10, 2022
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	March 10, 2022
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	March 10, 2022
Kelly R. Nelson, Director

/s/ J. Christopher Pallotta	Date:	March 10, 2022
J. Christopher Pallotta, Director

/s/ Anna J. Sainsbury	Date:	March 10, 2022
Anna J. Sainsbury, Director

/s/ Cheryl D. Spielman	Date:	March 10, 2022
Cheryl D. Spielman, Director