Form 10-Q
period 2022-03-31
MVB FINANCIAL CORP
filed 2022-05-02
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of April 29, 2022, there were 12,147,124 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●
the length, severity, magnitude and duration of the Coronavirus Disease (“COVID-19”) pandemic and the direct and indirect impacts of the COVID-19 pandemic, including its impact on our financial condition and business operations;

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic and the effects of inflation on our operations and operating expenses;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes in local, national and international political and economic conditions, including without limitation, changes in the political and economic climate, economic conditions and other major developments, including wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	unanticipated changes in our liquidity position, including but not limited to changes in access to sources of liquidity and capital to address our liquidity needs;
●	deposits include certain concentrations with large customers and industries;
●	changes in interest rates;
●	the quality and composition of the loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the discontinued use of the London Inter-bank Offered Rate (“LIBOR”) and the transition to an alternative rate;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;

●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislation or regulatory changes which adversely affect operations or business, including changes to address the impact of COVID-19 through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●
changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of future adoption of the current expected credit losses (“CECL”) standard; and

●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission ("SEC") on March 10, 2022, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB Financial,” “MVB,” “the Company,” “we,” “us,” “our,” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements. References to “the Bank” refer to our wholly-owned banking subsidiary, MVB Bank, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,965	$8,878
Interest-bearing balances with banks	349,007	298,559
Total cash and cash equivalents	353,972	307,437
Certificates of deposit with banks	2,229	2,719
Investment securities available-for-sale	395,301	421,466
Equity securities	34,447	32,402
Loans held-for-sale	9,161	—
Loans receivable	1,897,853	1,869,838
Allowance for loan losses	(18,808)	(18,266)
Loans receivable, net	1,879,045	1,851,572
Premises and equipment, net	25,357	25,052
Bank-owned life insurance	42,500	42,257
Equity method investments	43,063	40,013
Accrued interest receivable and other assets	104,401	65,543
Goodwill	3,988	3,988
TOTAL ASSETS	$2,893,464	$2,792,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,308,998	$1,120,433
Interest-bearing	1,200,081	1,257,172
Total deposits	2,509,079	2,377,605
Accrued interest payable and other liabilities	35,328	55,126
Repurchase agreements	12,101	11,385
Subordinated debt	73,094	73,030
Total liabilities	2,629,602	2,517,146

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 20,000,000 shares authorized; 12,991,140 and 12,143,124 shares issued and outstanding, respectively, as of March 31, 2022 and 12,934,966 and 12,086,950 shares issued and outstanding, respectively, as of December 31, 2021	12,991	12,935
Additional paid-in capital	144,968	143,521
Retained earnings	139,024	138,219
Accumulated other comprehensive loss	(17,162)	(3,606)
Treasury stock - 848,016 shares as of March 31, 2022 and December 31, 2021, at cost	(16,741)	(16,741)
Total equity attributable to parent	263,080	274,328
Noncontrolling interest	782	975
Total stockholders' equity	263,862	275,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,893,464	$2,792,449
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$21,448	$16,892
Interest on deposits with banks	227	122
Interest on investment securities	648	631
Interest on tax-exempt loans and securities	939	1,418
Total interest income	23,262	19,063

INTEREST EXPENSE
Interest on deposits	656	1,048
Interest on short-term borrowings	5	44
Interest on subordinated debt	753	466
Total interest expense	1,414	1,558

NET INTEREST INCOME	21,848	17,505
Provision for loan losses	1,280	618
Net interest income after provision for loan losses	20,568	16,887

NONINTEREST INCOME
Payment card and service charge income	2,642	1,493
Insurance and investment services income	254	224
Gain on sale of available-for-sale securities, net	650	1,143
Gain on sale of loans, net	1,083	—
Holding gain (loss) on equity securities, net	(59)	515
Compliance and consulting income	3,869	1,281
Equity method investment income	1,138	6,469
Equity method investment gain	1,803	—
Other operating income	490	1,333
Total noninterest income	11,870	12,458

NONINTEREST EXPENSES
Salaries and employee benefits	17,961	11,911
Occupancy expense	972	1,158
Equipment depreciation and maintenance	1,226	1,041
Data processing and communications	1,016	909
Marketing, contributions and sponsorships	325	65
Professional fees	2,821	1,742
Insurance, tax and assessment expense	536	538
Travel, entertainment, dues and subscriptions	1,978	884
Other operating expenses	2,027	870
Total noninterest expense	28,862	19,118
Income before income taxes	3,576	10,227
Income taxes	905	2,169
Net income before noncontrolling interest	2,671	8,058
Net loss attributable to noncontrolling interest	193	27
Net income attributable to parent	2,864	8,085
Preferred dividends	—	35
Net income available to common shareholders	$2,864	$8,050

Earnings per common shareholder - basic	$0.24	$0.70
Earnings per common shareholder - diluted	$0.22	$0.66
Weighted-average shares outstanding - basic	12,093,179	11,530,279
Weighted-average shares outstanding - diluted	12,927,811	12,286,731

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income before noncontrolling interest	$2,671	$8,058

Other comprehensive loss:
Unrealized holding loss on securities available-for-sale	(17,519)	(6,331)
Reclassification adjustment for gain recognized in income	(650)	(1,143)
Change in defined benefit pension plan	369	1,705
Reclassification adjustment for amortization of net actuarial loss recognized in income	107	127
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(10)	264
Other comprehensive loss, before tax	(17,703)	(5,378)

Income taxes related to items of other comprehensive loss:
Unrealized holding loss on securities available-for-sale	4,104	1,483
Reclassification adjustment for gain recognized in income	152	268
Change in defined benefit pension plan	(86)	(399)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(25)	(30)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	2	(62)
Income taxes related to items of other comprehensive loss	4,147	1,260

Total other comprehensive loss, net of tax	(13,556)	(4,118)

Comprehensive loss attributable to noncontrolling interest	193	27

Comprehensive income (loss)	(10,692)	$3,967

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2021	—	$—	12,934,966	$12,935	$143,521	$138,219	$(3,606)	848,016	$(16,741)	$274,328	$975	$275,303

Net income (loss)	—	—	—	—	—	2,864	—	—	—	2,864	(193)	2,671
Other comprehensive loss	—	—	—	—	—	—	(13,556)	—	—	(13,556)	—	(13,556)
Dividends on common stock ($0.17 per share)	—	—	—	—	—	(2,059)	—	—	—	(2,059)	—	(2,059)
Stock-based compensation	—	—	—	—	674	—	—	—	—	674	—	674
Stock-based compensation related to equity method investment	—	—	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	—	—	56,174	56	669	—	—	—	—	725	—	725
Balance at March 31, 2022	—	$—	12,991,140	$12,991	$144,968	$139,024	$(17,162)	848,016	$(16,741)	$263,080	$782	$263,862

Balance at December 31, 2020	733	$7,334	12,374,322	$12,374	$129,119	$105,171	$2,226	848,016	$(16,741)	$239,483	$—	$239,483

Net income (loss)	—	—	—	—	—	8,085	—	—	—	8,085	(27)	8,058
Other comprehensive loss	—	—	—	—	—	—	(4,118)	—	—	(4,118)	—	(4,118)
Dividends on common stock (0.10 per share)	—	—	—	—	—	(1,153)	—	—	—	(1,153)	—	(1,153)
Dividends on preferred stock	—	—	—	—	—	(35)	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	592	—	—	—	—	592	—	592
Redemption of preferred stock	(733)	(7,334)	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Common stock options exercised	—	—	52,584	53	637	—	—	—	—	690	—	690
Restricted stock units issued	—	—	11,155	11	(11)	—	—	—	—	—	—	—
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	500	500
Balance at March 31, 2021	—	$—	12,438,061	$12,438	$130,337	$112,068	$(1,892)	848,016	$(16,741)	$236,210	$473	$236,683

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income before noncontrolling interest	$2,671	$8,058
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	646	898
Net amortization of deferred loan costs	604	669
Provision for loan losses	1,280	618
Depreciation and amortization	851	1,003
Stock-based compensation	674	592
Stock-based compensation related to equity method investment	104	—
Loans originated for sale	(16,452)	—
Proceeds of loans sold	10,804	1,062
Holding gain (loss) on equity securities	59	(515)
Gain on sale of available-for-sale securities, net	(650)	(1,143)
Gain on sale of loans	(1,083)	—
Gain on sale of other real estate owned	(21)	—
Income on bank-owned life insurance	(243)	(249)
Deferred income taxes	9	(1,036)
Equity method investment income	(1,138)	(6,469)
Equity method investment gain	(1,803)	—
Return on equity method investment	7,286	13,080
Other assets	(41,605)	10,768
Other liabilities	(19,332)	(17,120)
Net cash from operating activities	(57,339)	10,216
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(62,635)	(74,714)
Maturities/paydowns of available-for-sale investment securities	9,533	13,674
Sales of available-for-sale investment securities	60,635	41,037
Purchases of premises and equipment	(1,227)	(1,436)
Net increase in loans	(31,787)	(241,558)
Purchases of restricted bank stock	—	(295)
Redemptions of restricted bank stock	68	—
Proceeds from maturities of certificates of deposit with banks	490	—
Proceeds from sale of other real estate owned	245	—
Purchase of bank-owned life insurance	—	(1)
Purchase of equity securities	(2,304)	(100)
Net cash from investing activities	(26,982)	(263,393)
FINANCING ACTIVITIES
Net increase in deposits	131,474	234,164
Net increase in repurchase agreements	716	347
Net change in FHLB and other borrowings	—	102,185
Payment of subordinated debt issuance costs	—	36
Preferred stock redemption	—	(7,334)
Common stock options exercised	725	690
Cash dividends paid on common stock	(2,059)	(1,153)
Cash dividends paid on preferred stock	—	(35)
Stock purchase from noncontrolling interest	—	—
Net cash from financing activities	130,856	328,900
Increase in cash and cash equivalents	46,535	75,723
Cash and cash equivalents, beginning of period	307,437	263,893
Cash and cash equivalents, end of period	$353,972	$339,616

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$865	$1,261
Income taxes	119	—

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interests at acquisition date	$—	$500
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. The Bank’s subsidiaries include MVB Insurance, LLC, (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell”, which began doing business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, Inc. (“Edge Ventures”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”) and Edge Ventures wholly-owns Victor Technologies Inc. ("Victor"), as well as controlling interests in MVB Technology, LLC ("MVB Technology") and Flexia Payments, LLC (“Flexia”). The Bank also owns equity method investments in Intercoastal Mortgage Company, LLC (“ICM”) and Interchecks Technologies, Inc. ("Interchecks"), and MVB Financial Corp. owns an equity method investment in Ayers Socure II, LLC ("Ayers Socure II").

Edge Ventures serves as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB. Subsidiaries of Edge Ventures include MVB Technology, Victor and Flexia.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with a primary focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex, from both an operational and regulatory perspective. We believe that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, we believe these industries offer an excellent source of stable, low cost deposits and noninterest, fee-based income. We analyze each industry thoroughly, both from an operational and regulatory viewpoint.

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements included in the 2021 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Wholly-owned investments or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

The Bank owns a majority interests in Flexia, Trabian and MVB Technology. We own an 80.0% interest in each of Flexia and Trabian and a 93.4% interest in MVB Technology. Accordingly, we are required to consolidate 100% of each entity within the consolidated financial statements. The remaining 20.0% of Flexia and Trabian and 6.6% of MVB Technology are accounted for separately as noncontrolling interests within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of March 31, 2022, we hold three equity method investments.

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

COVID-19 Pandemic

Since 2020 and continuing into 2022, economies throughout the world have been severely disrupted as a result of the outbreak of COVID-19. The outbreak and any preventative or protective actions that we or our clients may take related to this virus may result in a period of disruption, including our financial reporting capabilities, our operations generally and could potentially impact our clients, providers and third parties. While significant progress has been made to combat the outbreak of COVID-19, the extent to which the COVID-19 pandemic will continue to impact our future operating results will depend on future developments, including resurgences, such as the recent acceleration of the spread of variants and related sub-variants of COVID-19, which are highly uncertain and cannot be predicted.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired ("PCI") loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies (“SRCs”). Effective as of the first quarter of 2022, we no longer qualified as an SRC. However, because we met the criteria to be an SRC as of the issuance date of this guidance, we are eligible for the delay in effective date and plan to adopt this standard for fiscal years ending after December 15, 2022. We currently expect to recognize a one-time cumulative effect adjustment to the ALL as of January 1, 2023, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional implementation team. This cross-functional team is currently in the process of testing the model and completing the implementation plan, which will include assessment and documentation of processes, internal controls and data sources; model testing and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of this standard. The adoption of this standard could result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings ("TDRs") in subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 of the codification to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments also include provisions for disclosure of current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. Gross writeoff information must be included in the vintage disclosures required for public business entities which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivable by year of origination. This amendment is effective concurrently with the amendments in ASU 2016-13 which is currently effective for fiscal years beginning after December 15, 2022. These amendments primarily impact disclosure requirements and we do not believe it will have a material impact on our consolidated financial statements.

In March 2022, the SEC released Staff Accounting Bulletin No. 121 ("SAB 121"), which updates the SEC's position regarding the accounting for obligations to safeguard crypto-assets an entity holds for platform users. When a reporting entity holds crypto-assets for platform users and maintains the cryptographic key information necessary to access the crypto-asset, the reporting entity should present a liability on its balance sheet to reflect its obligation to safeguard the crypto-assets held for platform users. The liability represents the loss exposure due to the risks associated with safeguarding crypto-assets. The entity should also record an asset at the same time that recognizes the fair value of the crypto-assets held for its platform users. SAB 121 is effective no later than the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. We do not currently expect this update to impact our consolidated financial statements.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods indicated:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$54,992	$42	$(2,583)	$52,451
United States sponsored mortgage-backed securities	74,393	1	(5,913)	68,481
United States treasury securities	112,049	—	(6,207)	105,842
Municipal securities	154,673	1,756	(5,086)	151,343
Corporate debt securities	8,801	16	(1)	8,816
Other debt securities	7,500	—	—	7,500
Total debt securities	412,408	1,815	(19,790)	394,433
Other securities	868	—	—	868
Total investment securities available-for-sale	$413,276	$1,815	$(19,790)	$395,301

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$41,105	$228	$(896)	$40,437
United States sponsored mortgage-backed securities	77,519	222	(1,633)	76,108
United States treasury securities	112,133	—	(1,744)	110,389
Municipal securities	171,044	4,334	(366)	175,012
Corporate debt securities	11,093	49	—	11,142
Other debt securities	7,500	—	—	7,500
Total debt securities	420,394	4,833	(4,639)	420,588
Other securities	878	—	—	878
Total investment securities available-for-sale	$421,272	$4,833	$(4,639)	$421,466

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period indicated:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$1,002	$1,005
After one year, but within five years	123,837	117,572
After five years, but within ten years	32,690	31,219
After ten years	254,879	244,637
Total	$412,408	$394,433

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $245.4 million and $244.6 million at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve Discount Window.

Our investment portfolio includes securities that are in an unrealized loss position as of March 31, 2022, the details of which are included in the following table. Although these securities would result in a pretax loss of $19.8 million if sold at March 31, 2022, we currently have no intention of selling the applicable securities at such fair values, and believe that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair value of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of March 31, 2022, we consider all securities with unrealized loss positions to be temporarily impaired. As a result, we do not believe we will sustain any material realized losses as a result of the current decline in fair value.

The following tables disclose the length of time that investments have remained in an unrealized loss position at March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (33)	$13,511	$(648)	$19,897	$(1,935)
United States sponsored mortgage-backed securities (50)	29,379	(1,930)	38,704	(3,983)
United States treasury securities (24)	105,841	(6,207)	—	—
Municipal securities (98)	59,393	(4,402)	7,518	(684)
Corporate debt securities (4)	—	(1)	—	—
	$208,124	$(13,188)	$66,119	$(6,602)

	December 31, 2021
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (21)	$5,101	$(77)	$21,770	$(819)
United States sponsored mortgage-backed securities (30)	55,354	(1,346)	7,845	(287)
United States treasury securities (24)	110,389	(1,744)	—	—
Municipal securities (53)	32,221	(270)	7,001	(96)
	$203,065	$(3,437)	$36,616	$(1,202)

The following table summarizes investment sales, related gains and losses and unrealized holding gains for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Sales of available-for-sale securities	$60,635	$41,037
Gains, gross	717	1,156
Losses, gross	67	13

Unrealized holding gains (losses) on equity securities	(59)	515

Note 3 – Loans and Allowance for Loan Losses

The following table presents the components of loans as of the periods indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial:
Business	785,307	818,986
Real estate	599,262	561,718
Acquisition, development and construction	96,838	99,823
Total commercial	$1,481,407	$1,480,527
Residential real estate	313,563	306,140
Home equity	21,424	22,186
Consumer	65,631	43,919
Total loans, excluding PCI	1,882,025	1,852,772
Purchased credit impaired loans:
Commercial:
Business	2,381	2,629
Real estate	9,140	11,018
Acquisition, development and construction	246	257
Total commercial	$11,767	$13,904
Residential real estate	3,782	4,358
Consumer	398	413
Total purchased credit impaired loans	15,947	18,675
Total Loans	$1,897,972	$1,871,447
Deferred loan origination costs and (fees), net	(119)	(1,609)
Loans receivable	$1,897,853	$1,869,838

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments, which are levels at which we develop and document our systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. These segments are as follows:

Commercial business loans – Commercial business loans are made to provide funds for equipment and general corporate needs, as well as to finance owner-occupied real estate, and to finance future cash flows of Federal government lease contracts. Repayment of these loans primarily uses the funds obtained from the operation of the borrower’s business. Commercial business loans also include lines of credit that are utilized to finance a borrower’s short-term credit needs and/or to finance a percentage of eligible receivables and inventory. This segment includes both internally originated and purchased participation loans. Credit risk arises from the successful operation of the business, which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy.

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

Commercial Small Business Administration (“SBA”) loans – Loans originated through the various SBA programs have become an area of lending focus for the Bank. As of March 31, 2022, these loans have not yet been designated as a unique portfolio segment due to the relative insignificance from a loan volume perspective. These loans are currently included within the loan types noted above, based on the purpose of each loan originated. However, it is anticipated that this portfolio will continue to expand through a dedicated SBA lending focus, which we continue to monitor. When appropriate, the portfolio segments will be adjusted to segregate the SBA loan portfolio segment from the other commercial loan portfolio segments.

Commercial SBA Paycheck Protection Program (“PPP”) loans –This segment includes the loan originated through the SBA PPP loan program. Credit risk is heightened as this SBA program mandates that these loans require no collateral and no guarantors of the loans. However, the loans are backed by a full guaranty of the SBA, so long as the loans were originated in accordance with the program guidelines. Additionally, these loans are eligible for full forgiveness by the SBA so long as the borrowers comply with the program guidelines as it pertains to their eligibility to borrow these funds, as well as their use of the funds.

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

The following table presents impaired loans by class, excluding PCI loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods indicated:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2022
Commercial
Business	$2,356	$218	$8,729	$11,085	$12,944
Real estate	661	224	535	1,196	1,315
Acquisition, development and construction	—	—	1,139	1,139	2,554
Total commercial	3,017	442	10,403	13,420	16,813
Residential	1,212	84	7,152	8,364	8,376
Home equity	—	—	230	230	235
Consumer	473	111	39	512	512
Total impaired loans	$4,702	$637	$17,824	$22,526	$25,936

December 31, 2021
Commercial
Business	$2,401	$232	$8,796	$11,197	$13,010
Real estate	668	243	543	1,211	1,329
Acquisition, development and construction	—	—	1,392	1,392	2,807
Total commercial	3,069	475	10,731	13,800	17,146
Residential	—	—	8,179	8,179	8,219
Home equity	—	—	217	217	221
Consumer	—	—	259	259	259
Total impaired loans	$3,069	$475	$19,386	$22,455	$25,845

The following table presents the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the periods indicated:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$10,505	$—	$—	$6,521	$—	$—
Real estate	1,728	16	18	2,278	11	10
Acquisition, development and construction	322	—	—	357	—	—
Total commercial	12,555	16	18	9,156	11	10
Residential	8,370	5	5	1,944	3	4
Home equity	190	—	—	69	—	—
Consumer	433	—	—	3	—	—
Total	$21,548	$21	$23	$11,172	$14	$14

As of March 31, 2022, the Bank’s other real estate owned balance totaled $2.1 million, of which $1.5 million was related to the acquisition of The First State Bank (“First State”) in 2020. The Bank held $1.9 million, or 90.0%, of other real estate owned as a result of the foreclosure of seven unrelated commercial loans. The remaining $0.2 million, or 10.0%, consists of four foreclosed residential real estate properties. There are eleven additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure, with a total recorded investment of $2.1 million as of March 31, 2022. These include five legacy Bank loans totaling $1.4 million and six loans acquired from First State totaling $0.7 million. These loans are included in the table above and have no specific allowance allocated to them.

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

The Special Mention category includes assets that are currently protected but are potentially weak, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Any portion of a loan that has been or is expected to be charged off is placed in the "Loss" category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories, unless a specific action, such as past due status, bankruptcy, repossession or death, occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Credit Department ensures that a review of all commercial relationships of $1.0 million or more is performed annually.

Review of the appropriate risk grade is included in both the internal and external loan review process and on an ongoing basis. The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis. Generally, the external consultant reviews larger commercial relationships or criticized relationships. The Bank's Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio, excluding PCI loans, summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Commercial
Business	$754,937	$11,133	$19,212	$25	$785,307
Real estate	558,252	11,965	28,972	73	599,262
Acquisition, development and construction	89,471	4,955	1,592	820	96,838
Total commercial	1,402,660	28,053	49,776	918	1,481,407
Residential	302,094	794	8,701	1,974	313,563
Home equity	20,817	392	189	26	21,424
Consumer	65,113	7	511	—	65,631
Total loans	$1,790,684	$29,246	$59,177	$2,918	$1,882,025

December 31, 2021
Commercial
Business	$789,413	$11,964	$17,581	$28	$818,986
Real estate	520,446	12,065	29,134	73	561,718
Acquisition, development and construction	89,768	4,960	4,031	1,064	99,823
Total commercial	1,399,627	28,989	50,746	1,165	1,480,527
Residential	294,933	899	9,815	493	306,140
Home equity	21,582	387	191	26	22,186
Consumer	43,645	15	259	—	43,919
Total loans	$1,759,787	$30,290	$61,011	$1,684	$1,852,772

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A complete review is presented to the Chief Credit Officer and/or the Special Asset Review Committee (“SARC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, becomes likely the borrower cannot or will not make scheduled principal or interest payments, full repayment of principal and interest is not expected or the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status unless we believe it is likely the accrued interest will be collected. Any payments subsequently received are applied to the principal. All principal and interest due must be paid up-to-date and the Bank is reasonably sure of future satisfactory payment performance to remove a loan from non-accrual status. Usually, this requires the receipt of six consecutive months of regular, on-time payments. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or SARC.

The following table presents the classes of the loan portfolio, excluding PCI loans, summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
March 31, 2022
Commercial
Business	$781,516	$618	$21	$3,152	$3,791	$785,307	$7,873	$—
Real estate	599,064	—	125	73	198	599,262	224	—
Acquisition, development and construction	95,770	—	—	1,068	1,068	96,838	1,383	—
Total commercial	1,476,350	618	146	4,293	5,057	1,481,407	9,480	—
Residential	310,257	1,822	—	1,484	3,306	313,563	7,826	—
Home equity	21,212	102	—	110	212	21,424	230	—
Consumer	63,502	2,129	—	—	2,129	65,631	512	—
Total loans	$1,871,321	$4,671	$146	$5,887	$10,704	$1,882,025	$18,048	$—

December 31, 2021
Commercial
Business	$815,766	$1,718	$11	$1,491	$3,220	$818,986	$8,261	$—
Real estate	561,519	126	—	73	199	561,718	192	—
Acquisition, development and construction	98,524	67	412	820	1,299	99,823	1,392	—
Total commercial	1,475,809	1,911	423	2,384	4,718	1,480,527	9,845	—
Residential	300,988	3,343	285	1,524	5,152	306,140	7,636	—
Home equity	21,974	—	119	93	212	22,186	217	—
Consumer	41,991	1211	461	256	1928	43,919	259	—
Total loans	$1,840,762	$6,465	$1,288	$4,257	$12,010	$1,852,772	$17,957	$—

An ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Topic 310 - Receivables ("ASC 310") for loans individually evaluated for impairment and ASC Subtopic 450-20 - Contingencies for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank analyzes certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $0.1 million as of both March 31, 2022 and December 31, 2021. These loans are included in total loans individually evaluated for impairment and in total impaired loans as these are individually identified as impaired prior to the collective application of allocation rates to calculate impairment.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by qualified factors.

The loan segments described above, which are based on the federal call code assigned to each loan, provide the starting point for the ALL analysis. Management tracks the historical net charge-off activity at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. All pools currently utilize a rolling 12 quarters.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in a similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2022 and December 31, 2021, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $0.5 million.

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

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at December 31, 2021	$8,027	$5,091	$982	$14,100	$948	$128	$2,427	$17,603
Charge-offs	—	—	—	—	—	—	(1,124)	(1,124)
Recoveries	1	7	—	8	—	2	375	385
Provision (release)	(1,159)	468	(247)	(938)	179	1	2,088	1,330
ALL balance at March 31, 2022	$6,869	$5,566	$735	$13,170	$1,127	$131	$3,766	$18,194
Individually evaluated for impairment	$218	$224	$—	$442	$84	$—	$111	$637
Collectively evaluated for impairment	$6,651	$5,342	$735	$12,728	$1,043	$131	$3,655	$17,557

Substantially off of the charge-offs during three months ended March 31, 2022 are related to our subprime consumer automobile portfolio of loans.

The following table presents the primary segments of our loan portfolio, excluding PCI loans, as of the period indicated:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
March 31, 2022
Individually evaluated for impairment	$11,085	$1,196	$1,139	$13,420	$8,364	$230	$512	$22,526
Collectively evaluated for impairment	774,222	598,066	95,699	1,467,987	305,199	21,194	65,119	1,859,499
Total Loans	$785,307	$599,262	$96,838	$1,481,407	$313,563	$21,424	$65,631	$1,882,025

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods indicated:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at December 31, 2020	$12,193	$9,079	$2,761	$24,033	$1,378	$298	$51	$25,760
Charge-offs	(265)	—	—	(265)	—	—	—	(265)
Recoveries	10	—	—	10	—	4	3	17
Provision (release)	(220)	645	76	501	135	(19)	(5)	612
ALL balance at March 31, 2021	$11,718	$9,724	$2,837	$24,279	$1,513	$283	$49	$26,124
Individually evaluated for impairment	$743	$265	$—	$1,008	$—	$—	$—	$1,008
Collectively evaluated for impairment	$10,975	$9,459	$2,837	$23,271	$1,513	$283	$49	$25,116

The following table presents the primary segments of our loan portfolio, excluding PCI loans, as of the period indicated:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
March 31, 2021
Individually evaluated for impairment	$7,328	$1,723	$2,035	$11,086	$1,927	$95	$3	$13,111
Collectively evaluated for impairment	735,644	489,928	116,681	1,342,253	273,783	28,748	3,146	1,647,930
Total Loans	$742,972	$491,651	$118,716	$1,353,339	$275,710	$28,843	$3,149	$1,661,041

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Troubled Debt Restructurings

At March 31, 2022 and December 31, 2021, the Bank had specific reserve allocations for TDRs of $0.4 million and $0.5 million, respectively. Loans considered to be troubled debt restructured loans totaled $12.5 million and $12.6 million as of March 31, 2022 and December 31, 2021, respectively. Of these totals, for both periods $4.5 million represent accruing troubled debt restructured loans and represent 20% and 21%, respectively, of total impaired loans. Meanwhile, as of March 31, 2022, $2.3 million represent three loans to two borrowers that have defaulted under the restructured terms. The largest of these loans, totaling $2.0 million, is a commercial loan, and the other three of these loans, totaling $0.3 million, are commercial acquisition and development loans that were considered TDRs due to extended interest-only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022 and 2021, no additional loans were classified as TDRs and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

Purchased Credit Impaired Loans

As a result of the acquisition of First State, we have PCI loans. The following table presents the carrying amount of the PCI loan portfolio for the periods indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial
Business	2,381	2,629
Real estate	9,140	11,018
Acquisition, development and construction	246	257
Total commercial	$11,767	$13,904
Residential	3,782	4,358
Consumer	398	413
Outstanding balance	$15,947	$18,675
Carrying amount, net of allowance	$15,333	$18,012

The following table presents the accretable yield, or income expected to be collected, as of the three months ended March 31, 2022 and December 31, 2021, respectively:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Beginning balance	$6,505	$6,467
Accretion of income	(808)	(867)
Other changes in expected cash flows	556	905
Ending balance	$6,253	$6,505

Income is not recognized on PCI loans if we cannot reasonably estimate cash flows expected to be collected and, as of March 31, 2022, we held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the PCI loan portfolio as of the periods indicated:

	Commercial
(Dollars in thousands)	Business	Real Estate	Total Commercial	Residential	Consumer	Total
ALL balance as of December 31, 2021	$—	$—	$—	$544	$119	$663
Recoveries	1	—	1	—	—	1
Provision (release)	111	53	164	(221)	7	(50)
ALL balance as of March 31, 2022	$112	$53	$165	$323	$126	$614
Collectively evaluated for impairment	$112	$53	$165	$323	$126	$614

(Dollars in thousands)	Commercial Business	Residential	Total
ALL balance as of December 31, 2020	$—	$84	$84
Charge-offs	—	—	—
Provision (release)	90	(84)	6
ALL balance as of March 31, 2021	$90	$—	$90
Collectively evaluated for impairment	$90	$—	$90

As of March 31, 2022, the loans in our PCI portfolio were all collectively evaluated for impairment and are segmented into three categories: commercial loans totaling $11.8 million, residential loans totaling $3.8 million, and consumer loans totaling $0.4 million, for a portfolio total of $15.9 million.

The following table presents the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods indicated:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2022
Commercial:
Business	$2,023	$151	$201	$6	$2,381
Real estate	5,489	1,483	2,168	—	9,140
Acquisition, development and construction	156	90	—	—	246
Total commercial	7,668	1,724	2,369	6	11,767
Residential	3,049	—	733	—	3,782
Consumer	32	—	366	—	398
Total loans	$10,749	$1,724	$3,468	$6	$15,947

December 31, 2021
Commercial:
Business	$2,257	$159	$207	$6	$2,629
Real estate	7,499	1,571	1,948	—	11,018
Acquisition, development and construction	178	79	—	—	257
Total commercial	9,934	1,809	2,155	6	13,904
Residential	3,406	—	952	—	4,358
Consumer	36	—	377	—	413
Total loans	$13,376	$1,809	$3,484	$6	$18,675

The following table presents the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-accrual loans as of the periods indicated:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
March 31, 2022
Commercial:
Business	$2,174	$—	$—	$207	$207	$2,381
Real estate	5,798	230	47	3,065	3,342	9,140
Acquisition, development and construction	226	20	—	—	20	246
Total commercial	8,198	250	47	3,272	3,569	11,767
Residential	2,702	347	—	733	1,080	3,782
Consumer	31	—	—	367	367	398
Total loans	$10,931	$597	$47	$4,372	$5,016	$15,947

December 31, 2021
Commercial:
Business	$2,416	$—	$—	$213	$213	$2,629
Real estate	7,680	649	—	2689	3338	11,018
Acquisition, development and construction	243	—	—	14	14	257
Total commercial	10,339	649	—	2,916	3,565	13,904
Residential	3,081	325	—	952	1,277	4,358
Consumer	36	—	—	377	377	413
Total loans	$13,456	$974	$—	$4,245	$5,219	$18,675

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

PPP Loans and CARES Act Deferrals

We actively participated in the PPP as a lender, evaluating other programs available to assist our clients and providing deferrals consistent with GSE guidelines. As of March 31, 2022, the outstanding balance of PPP loans totaled $13.5 million on loans originated through our internal commercial team and $28.2 million on loans originated through our partnership with a Fintech company.

As of March 31, 2022, all commercial and mortgage loans previously approved for COVID related modifications, such as interest-only payment and payment deferrals, had returned to their previous payment structures. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	17,409	16,841
Software	4,786	4,176
Construction in progress	580	531
Leasehold improvements	2,895	2,895
	42,528	41,301
Accumulated depreciation	(17,171)	(16,249)
Premises and equipment, net	$25,357	$25,052

We lease certain premises and equipment under operating and finance leases. At March 31, 2022, we had lease liabilities totaling $18.2 million, substantially all of which was related to operating leases, and right-of-use assets totaling $17.1 million, substantially all of which was related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2022, the weighted-average remaining lease term for operating leases was 11.8 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.8%. At March 31, 2022, the weighted-average remaining lease term for finance leases was 1.8 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 1.8%.

At December 31, 2021, we had lease liabilities totaling $18.6 million, of which $18.5 million was related to operating leases and $0.1 million was related to finance leases, and right-of-use assets totaling $17.5 million, of which $17.5 million was related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At December 31, 2021, the weighted-average remaining lease term for operating leases was 12 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.8%. At December 31, 2021, the weighted-average remaining lease term for finance leases was 1.8 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.0%

The following table presents lease costs for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating lease cost	$508	$477
Short-term lease cost	6	1
Variable lease cost	10	10
Amortization of right-of-use assets, finance leases	14	14
Interest on lease liabilities, finance leases	—	1
Total lease cost	$538	$503

For finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2022, the following table presents future minimum payments for the twelve month periods ended March 31:

(Dollars in thousands)	Operating Leases	Finance Leases
2023	$1,460	$27
2024	1,897	5
2025	1,827	5
2026	1,826	4
2027	1,840	—
2028 and thereafter	12,984	—
Total future minimum lease payments	$21,834	$41
Less: Amounts representing interest	(3,632)	—
Present value of net future minimum lease payments	$18,202	$41

Note 5 – Equity Method Investments

In accordance with Rule 10-01(b)(1) of Regulation S-X, we must assess whether our equity method investments are significant. In evaluating the significance of these investments, we performed the income and investment tests described in S-X 1-02(w) for each equity method investment. Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the tests exceeds 20% and if the investee for which separate financial statements would otherwise be required for annual periods. Under the income test, our proportionate share of the net income of ICM exceeded the applicable threshold of 20%, and criteria for reporting separate financial statements is also applicable, accordingly, we are required to provide summarized income statement information for this investee for all periods presented. There were no other equity method investments which met any of the applicable thresholds for interim reporting as of the quarter ended March 31, 2022.

Our equity method investments are initially recorded at fair value and subsequently adjusted for changes in the valuation of the entities and our share of the entities' earnings.

ICM

The following table presents summarized income statement information for our equity method investment for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Total revenues	$22,116	$50,797
Net income	$3,230	$15,864

Gain on sale of loans	$15,088	$47,594
Volume of loans sold	$688,094	$1,778,090

Our share of ICM's net income totaled $1.3 million and $6.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the mortgage pipeline was $1.1 billion and $1.0 billion, respectively.

Interchecks

Our ownership percentage of 16.9% of Interchecks allows us to have significant influence over the operations and decision making at Interchecks. Accordingly, the investment is accounted for as an equity method investment. Our share of net loss from Interchecks totaled $0.1 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, we recorded a gain due to an observable transaction based on an in-substance sale of ownership in the amount of $1.8 million. The equity method investment in Interchecks is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

We have multiple business relationships with Interchecks beyond our investment. Interchecks is a banking client of ours and utilizes the software developed by Victor, which provides revenue to us. Additionally, Interchecks provides management services to MVB Technology, which provides revenue to Interchecks. Such revenues have not been material.

Ayers Socure II

Our ownership percentage of 10.0% of Ayers Socure II allows us to have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three months ended March 31, 2022 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in total.

Note 6 – Deposits

The following table presents the components of deposits as of the periods indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$1,308,998	$1,120,433
Interest-bearing demand	630,155	651,016
Savings and money markets	491,346	510,068
Time deposits, including CDs and IRAs	78,580	96,088
Total deposits	$2,509,079	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$10,111	$9,573

The following table presents the maturities of time deposits for the twelve month periods ended March 31:

(Dollars in thousands)
2023	$43,011
2024	20,114
2025	10,539
2026	3,207
2027	1,709
Total	$78,580

As of March 31, 2022, overdrawn deposit accounts totaling $2.8 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, Pennsylvania. As of March 31, 2022, the Bank's maximum borrowing capacity with the FHLB was $435.2 million and the remaining borrowing capacity was $423.9 million, with the difference being deposit letters of credit.

Short-term borrowings

As of March 31, 2022 and December 31, 2021, the Bank had no borrowings under Fed Funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at end of period	$—	$—
Average balance during the period	—	25,275
Maximum month-end balance	—	130,047
Weighted-average rate during the period	—%	0.05%
Weighted-average rate at end of period	—%	—%
Long-term borrowings

As of March 31, 2022 and December 31, 2021, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of March 31, 2022 and December 31, 2021, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $12.5 million and $15.8 million at March 31, 2022 and December 31, 2021, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at end of period	$12,101	$11,385
Average balance during the period	11,823	10,821
Maximum month-end balance	12,680	11,398
Weighted-average rate during the period	0.05%	0.12%
Weighted-average rate at end of period	0.05%	0.05%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at end of period	$73,094	$73,030
Average balance during the period	73,062	51,149
Maximum month-end balance	73,094	73,030
Weighted-average rate during the period	4.12%	4.28%
Weighted-average rate at end of period	3.74%	3.71%

In September 2021, MVB completed the private placement of $30.0 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a 10-year term, maturing October 1, 2031, and will bear interest at a fixed rate of 3.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 254 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In November 2020, MVB completed the private placement of $40.0 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a 10-year term, maturing December 1, 2030, and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

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

Note 8 – Pension and Supplemental Executive Retirement Plans

Supplemental executive retirement plan

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million as of both March 31, 2022 and December 31, 2021. Service costs were not material for any periods covered by this report.

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

The following table presents information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of March 31, 2022 and 2021 for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Interest cost	$85	$78
Expected return on plan assets	(167)	(118)
Amortization of net actuarial loss	107	127
Net periodic benefit cost	$25	$87
Contributions paid	$—	$3,835

There was no service cost or amortization of prior service cost for the three months ended March 31, 2022 and 2021.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods indicated:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2022
Financial Assets:
Cash and cash equivalents	$353,972	$353,972	$353,972	$—	$—
Certificates of deposit with banks	2,229	2,244	—	2,244	—
Securities available-for-sale	395,301	395,301	—	355,633	39,668
Equity securities	34,447	34,447	247	—	34,200
Loans held-for-sale	9,161	9,161	—	9,161	—
Loans receivable, net	1,879,045	1,892,687	—	—	1,892,687
Servicing rights	2,711	2,729	—	—	2,729
Interest rate swap	3,492	3,492	—	3,492	—
Fair value hedge	873	873	—	873	—
Accrued interest receivable	8,234	8,234	—	2,413	5,821
Bank-owned life insurance	42,500	42,500	—	42,500	—

Financial Liabilities:
Deposits	$2,509,079	$2,468,181	$—	$2,468,181	$—
Repurchase agreements	12,101	12,101	—	12,101	—
Interest rate swap	3,492	3,492	—	3,492	—
Fair value hedge	148	148	—	148	—
Accrued interest payable	1,238	1,238	—	1,238	—
Subordinated debt	73,094	73,319	—	73,319	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$307,437	$307,437	$307,437	$—	$—
Certificates of deposits with banks	2,719	2,738	—	2,738	—
Securities available-for-sale	421,466	421,466	—	379,703	41,763
Equity securities	32,402	32,402	247	—	32,155
Loans receivable, net	1,851,572	1,865,013	—	—	1,865,013
Servicing rights	2,812	2,831	—	—	2,831
Interest rate swap	6,702	6,702	—	6,702	—
Fair value hedge	1,552	1,552	—	1,552
Accrued interest receivable	7,860	7,860	—	2,402	5,458
Bank-owned life insurance	42,257	42,257	—	42,257	—

Financial liabilities:
Deposits	$2,377,605	$2,338,868	$—	$2,338,868	$—
Repurchase agreements	11,385	11,385	—	11,385	—
Interest rate swap	6,702	6,702	—	6,702	—
Fair value hedge	807	807	—	807	—
Accrued interest payable	690	690	—	690	—
Subordinated debt	73,030	74,774	—	74,774	—

Note 10 – Fair Value Measurements

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the 2021 Form 10-K.

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

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government-sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2022. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on both a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three months ended March 31, 2022. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods indicated by level within the fair value hierarchy:

	March 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$52,451	$—	$52,451
United States sponsored mortgage-backed securities	—	68,481	—	68,481
United States treasury securities	—	105,842	—	105,842
Municipal securities	—	111,675	39,668	151,343
Other securities	—	868	—	868
Equity securities	247	—	—	247
Interest rate swap	—	3,492	—	3,492
Fair value hedge	—	873	—	873
Liabilities:
Interest rate swap	—	3,492	—	3,492
Fair value hedge	—	148	—	148

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$40,437	$—	$40,437
United States sponsored mortgage-backed securities	—	76,108	—	76,108
Municipal securities	—	133,249	41,763	175,012
Other securities	—	878	—	878
Equity securities	247	—	—	247
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	1,552	—	1,552
Liabilities:
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	807	—	807

The following table represents recurring Level III assets, consisting of only municipal securities, as of the periods indicated:

(Dollars in thousands)	Total
Balance at December 31, 2021	$41,763
Realized and unrealized gains included in earnings	7
Purchase of securities	862
Maturities/calls	(2,290)
Unrealized gain included in other comprehensive income (loss)	1,766
Unrealized loss included in other comprehensive income (loss)	(2,440)
Balance at March 31, 2022	$39,668

Balance at December 31, 2020	$43,679
Realized and unrealized losses included in earnings	19
Purchase of securities	1,191
Maturities/calls	(3,933)
Unrealized gain included in other comprehensive income (loss)	1,127
Unrealized loss included in other comprehensive income (loss)	(1,811)
Balance at March 31, 2021	$40,272

Assets Measured on a Nonrecurring Basis

From time to time, we may be required to measure certain financial and non-financial assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and liabilities measured at fair value in the second step of a goodwill impairment test and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2022 and 2021 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

Other debt securities – Certain debt securities are recorded at fair value on a nonrecurring basis. These other debt securities are securities without a readily determinable fair value and are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Equity securities – Certain equity securities are recorded at fair value on a nonrecurring basis. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

The following table presents the fair value of these assets as of the periods indicated:

	March 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$21,889	$21,889
Other real estate owned	—	—	2,106	2,106

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$21,980	$21,980
Other real estate owned	—	—	2,330	2,330

There were no changes to the fair value of other debt securities or equity securities measured on a nonrecurring basis as of March 31, 2022.

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods indicated:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2022
Nonrecurring measurements:
Impaired loans	$21,889	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 62%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,106	Appraisal of collateral [1]	Appraisal adjustments [2]	20% - 30%
			Liquidation expense [2]	5% - 10%

Recurring measurements:
Municipal securities [5]	$39,668	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

December 31, 2021
Nonrecurring measurements:
Impaired loans	$21,980	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,330	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$32,155	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$41,763	Appraisal of bond [3]	Bond appraisal adjustment [4]	1% - 20%

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

Note 11 – Earnings per Share

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

The following table presents our calculation of EPS for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$2,864	$8,085
Less: Dividends on preferred stock	—	35
Net income available to common shareholders - basic	$2,864	$8,050

Denominator:
Total weighted-average shares outstanding	12,093,179	11,530,279
Effect of dilutive stock options and restricted stock units	834,632	756,452
Total diluted weighted-average shares outstanding	12,927,811	12,286,731

Earnings per share - basic	$0.24	$0.70
Earnings per share - diluted	$0.22	$0.66

Securities not included in the computation of diluted EPS because the effect would be antidilutive	405,994	111,148

Note 12 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Unrealized holding gains	$650	$1,143	Gain on sale of available-for-sale securities
	(152)	(268)	Income tax effect
	498	875	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(107)	(127)	Salaries and employee benefits
	25	30	Income tax effect
	(82)	(97)	Net of tax
Investment hedge
Carrying value adjustment	10	(264)	Interest on investment securities
	(2)	62	Income tax effect
	8	(202)	Net of tax

Total reclassifications	$424	$576

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at December 31, 2021	$147	$(4,069)	$316	$(3,606)
Other comprehensive income (loss) before reclassification	(13,415)	283	—	(13,132)
Amounts reclassified from accumulated other comprehensive income (loss)	(498)	82	(8)	(424)
Net current period other comprehensive income (loss)	(13,913)	365	(8)	(13,556)
Balance at March 31, 2022	$(13,766)	$(3,704)	$308	$(17,162)

Balance at December 31, 2020	7,586	(5,047)	(313)	2,226
Other comprehensive income (loss) before reclassification	(4,848)	1,306	—	(3,542)
Amounts reclassified from accumulated other comprehensive income (loss)	(875)	97	202	(576)
Net current period other comprehensive income (loss)	(5,723)	1,403	202	(4,118)
Balance at March 31, 2021	$1,863	$(3,644)	$(111)	$(1,892)

Note 13 – Segment Reporting

We have identified five reportable segments: CoRe banking; mortgage banking; professional services; Edge Ventures; and financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Our Fintech division and MVB CDC are included in the CoRe banking segment. Revenue from the mortgage banking activities is comprised of interest earned on loans and fees received as a result of the mortgage loan origination process. Professional services is the aggregate of Chartwell, Trabian and Paladin Fraud. Revenue from these operating segments is made up of primarily of professional consulting income to banks and Fintech companies. Edge

Ventures is the aggregate of Victor, MVB Technology, Flexia and the MVB Edge Ventures holding company. These operating segments are aggregated together as Edge Ventures and are all start-up Fintech software development companies. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods indicated:

Three Months Ended March 31, 2022	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$23,171	$103	$—	$—	$(7)	$(5)	$23,262
Interest expense	659	—	7	—	753	(5)	1,414
Net interest income (expense)	22,512	103	(7)	—	(760)	—	21,848
Provision for loan losses	1,280	—	—	—	—	—	1,280
Net interest income (expense) after provision for loan losses	21,232	103	(7)	—	(760)	—	20,568

Total noninterest income	6,898	1,223	5,557	75	2,671	(4,554)	11,870

Noninterest Expenses:
Salaries and employee benefits	9,508	—	3,798	599	4,056	—	17,961
Other expenses	11,048	—	1,155	1,047	2,205	(4,554)	10,901
Total noninterest expenses	20,556	—	4,953	1,646	6,261	(4,554)	28,862

Income (loss) before income taxes	7,574	1,326	597	(1,571)	(4,350)	—	3,576
Income taxes	1,631	341	164	(362)	(869)	—	905
Net income (loss)	5,943	985	433	(1,209)	(3,481)	—	2,671
Net loss attributable to noncontrolling interest	—	—	95	98	—	—	193
Net income (loss) available to common shareholders	$5,943	$985	$528	$(1,111)	$(3,481)	$—	$2,864

Capital expenditures for the three months ended March 31, 2022	$250	$—	$21	$618	$338	$—	$1,227
Total assets as of March 31, 2022	2,908,045	51,632	14,677	18,947	349,824	(449,661)	2,893,464
Total assets as of December 31, 2021	2,804,840	50,202	—	—	363,971	(449,688)	2,792,449
Goodwill as of March 31, 2022	—	—	3,988	—	—	—	3,988
Goodwill as of December 31, 2021	—	—	3,988	—	—	—	3,988

Three Months Ended March 31, 2021	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$18,959	$104	$—	$—	$1	$(1)	$19,063
Interest expense	1,092	—	—	—	466	—	1,558
Net interest income (expense)	17,867	104	—	—	(465)	(1)	17,505
Provision for (release of) loan losses	620	(2)	—	—	—	—	618
Net interest income (expense) after provision for (release of) loan losses	17,247	106	—	—	(465)	(1)	16,887

Total noninterest income	4,745	6,407	1,692	—	1,581	(1,967)	12,458

Noninterest Expenses:
Salaries and employee benefits	7,836	—	894	112	3,069	—	11,911
Other expenses	7,440	63	518	71	1,083	(1,968)	7,207
Total noninterest expenses	15,276	63	1,412	183	4,152	(1,968)	19,118

Income (loss) before income taxes	6,716	6,450	280	(183)	(3,036)	—	10,227
Income taxes	1,137	1,564	59	(47)	(544)	—	2,169
Net income (loss)	5,579	4,886	221	(136)	(2,492)	—	8,058
Net loss attributable to noncontrolling interest	—	—	—	27	—	—	27
Net income (loss) attributable to parent	5,579	4,886	221	(109)	(2,492)	—	8,085
Preferred stock dividends	—	—	—	—	35	—	35
Net income (loss) available to common shareholders	$5,579	$4,886	$221	$(109)	$(2,527)	$—	$8,050

Capital expenditures for the three months ended March 31, 2021	$1,936	$—	$—	$—	$—	$—	$1,936

Note 14 – Pending Acquisition

Warp Speed Holdings LLC

On March 13, 2022, the Bank entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Warp Speed Holdings LLC, a Wyoming limited liability company (“Warp Speed”), pursuant to which the Bank agreed to purchase Class B Common Units of Warp Speed in an amount equal to 37.5% of the outstanding equity interests of Warp Speed on a fully-diluted basis (the “MVB Investment”). On April 28, 2022, MVB Financial Corp. assumed the Bank's obligations under the Purchase Agreement. The aggregate consideration to be paid for the MVB Investment at closing pursuant to the Purchase Agreement is $38.4 million in cash, plus $9.6 million in shares of MVB common stock, with the number of shares of MVB common stock to be issued based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to the closing date, which is expected to occur mid-2022.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the 2021 Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this Report for further information on forward-looking statements.

Executive Summary

We have continued to invest in infrastructure to support anticipated future growth in each area that is key to our performance, including personnel, technology and processes in order to meet the increasing compliance obligations of the financial services industry. We believe we are well-positioned in the high-growth markets in which we operate and will continue to focus on margin improvement, leveraging capital, organic portfolio loan growth and operating efficiency. We believe the key challenge for us in the future is to expand our lending platform and utilize the increase in our low cost deposits, while continuing to manage asset quality, as well as management of compliance in emerging and fast growing markets. We are expanding the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. We continue to expand our debit card program sponsorship to further enhance fee income and noninterest income. In addition, we continue to expand our Fintech industry offerings through the acquisition of technology, including a software development team, in order to scale and diversify our banking capabilities.

Financial Results

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Net interest income increased $4.3 million, noninterest income decreased $0.6 million and noninterest expenses increased by $9.7 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Our yield on earning assets (tax-equivalent) in the three months ended March 31, 2022 was 3.38% compared to 3.54% in the three months ended March 31, 2021. Loans receivable increased by $28 million to $1.90 billion during the three months ended March 31, 2022. Our overall cost of interest-bearing liabilities was 0.39% in the three months ended March 31, 2022 compared to 0.48% in the three months ended March 31, 2021. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.18% in the three months ended March 31, 2022 compared to 3.26% in the three months ended March 31, 2021.

We earned $2.9 million in the three months ended March 31, 2022 compared to $8.1 million in the three months ended March 31, 2021. The three months ended March 31, 2022 earnings equated to a return on average assets of 0.4% and a return on average equity of 4.2%, compared to the three months ended March 31, 2021 results of 1.3% and 13.6%, respectively. Basic and diluted earnings per share were $0.24 and $0.22, respectively, for the three months ended March 31, 2022 compared to $0.70 and $0.66, respectively, for the three months ended March 31, 2021.

Corporate Updates

On March 13, 2022, the Bank entered into the Purchase Agreement with Warp Speed, pursuant to which the Bank agreed to make the MVB Investment. On April 28, 2022, MVB Financial Corp. assumed the Bank's obligations under the Purchase Agreement. The aggregate consideration to be paid for the MVB Investment at closing pursuant to the Purchase Agreement is $38.4 million in cash, plus $9.6 million in shares of MVB common stock, with the number of shares of MVB common stock to be issued based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to the closing date, which is expected to occur mid-2022.

Warp Speed is the holding company for the Warp Family of Companies, which includes CalCon Mutual Mortgage, dba OneTrust Home Loans, One Trust International and Warp Speed Mortgage, as well as investments in Click2Bind Insurance, Empower Title LLC and Grind Analytics LLC. Together, Warp Speed represents a horizontally integrated financial services platform focused on residential and commercial loan origination and servicing, title insurance services, business and personal insurance brokerage and data analytics to optimize business decisions in real time.

COVID-19 Pandemic

The COVID-19 pandemic has continued to cause a great degree of uncertainty in both the global and domestic economy and financial markets. The full impact of COVID-19 is unknown and continues to evolve. Financial markets adjusted dramatically to the reduced economic activity and the pace of recovery is uncertain. The financial market benchmark most relevant to our current and future profitability is the United States Government Treasury yield curve. The United States Government Treasury yield curve is used as a basis for pricing most bonds, loans, borrowings, deposits and other fixed income yield curves. As the outlook for the COVID-19 pandemic improves, management expects that the United States Government Treasury curve will experience some degree of an upward shift over time.

We actively participated in the Paycheck Protection Program (“PPP”), and may evaluate other programs available to assist our clients and provide consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. Management is working to incorporate scenarios that reflect decreased loan cash flows in the short term into our interest rate risk models.

There was considerable demand for the PPP implemented by the CARES Act to combat the economic slowdown brought on by the COVID-19 pandemic. The PPP was created to provide funding to small business owners who may have had to temporarily close or scale back production as a result of the COVID-19 pandemic. The intended use of this funding is to pay employees who may be temporarily unable to work. The original tranche of PPP funding of $349 billion ran out 13 days after the program's implementation. The second tranche of PPP funding of $310 billion had funds available as of the program's closure date. On July 2, 2020, additional legislation was passed that allowed small businesses to apply for loans through August 8, 2020. On January 8, 2021, the Small Business Administration (“SBA”) announced that the PPP would reopen on January 11, 2021 for new borrowers and certain existing PPP borrowers. During the latest round, funds totaling $284 billion were authorized through March 31, 2021. As of March 31, 2022, we originated 734 PPP loans with outstanding balances of $13.5 million through our internal commercial team and originated 3,731 PPP loans with outstanding balances of $28.2 million through our partnership with a Fintech company.

As of March 31, 2022, mortgage loans totaling $0.5 million were outstanding for modifications, such as interest-only payments and payment deferrals. There were no commercial loan modifications outstanding as of March 31, 2022. These modifications were not considered to be troubled debt restructurings in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

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

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$595,574	$214	0.15%	$259,491	$65	0.10%
CDs with banks	2,352	13	2.24	11,803	57	1.96
Investment securities:
Taxable	241,974	648	1.09	172,902	631	1.48
Tax-exempt [2]	128,588	1,137	3.59	212,488	1,714	3.27
Loans and loans held-for-sale: [1]
Commercial [3]	1,453,262	16,979	4.74	1,262,444	14,171	4.55
Tax exempt [2]	5,066	52	4.16	7,205	81	4.56
Real estate	338,826	2,340	2.80	293,076	2,684	3.71
Consumer	54,623	2,128	15.80	7,696	37	1.95
Total loans	1,851,777	21,499	4.71	1,570,421	16,973	4.38
Total earning assets	2,820,265	23,511	3.38	2,227,105	19,440	3.54
Less: Allowance for loan losses	(18,343)			(26,170)
Cash and due from banks	6,067			20,951
Other assets	248,803			209,995
Total assets	$3,056,792			$2,431,881

Liabilities
Deposits:
NOW	$785,108	$193	0.10%	$518,937	$344	0.27%
Money market checking	466,287	202	0.18	487,281	231	0.19
Savings	50,041	1	0.01	39,668	6	0.06
IRAs	6,370	17	1.08	12,693	42	1.34
CDs	87,237	243	1.13	168,951	425	1.02
Repurchase agreements and federal funds sold	11,823	5	0.17	10,249	3	0.12
FHLB and other borrowings	—	—	—	46,349	41	0.36
Subordinated debt	73,062	753	4.18	43,425	466	4.35
Total interest-bearing liabilities	1,479,928	1,414	0.39	1,327,553	1,558	0.48
Noninterest-bearing demand deposits	1,260,965			821,923
Other liabilities	46,318			45,311
Total liabilities	2,787,211			2,194,787

Stockholders’ equity
Preferred stock	—			2,349
Common stock	13,458			12,378
Paid-in capital	143,795			136,864
Treasury stock	(16,741)			(16,741)
Retained earnings	137,633			100,273
Accumulated other comprehensive income (loss)	(9,466)			1,971
Total stockholders’ equity	268,679			237,094
Noncontrolling interest	902			—
Total stockholders’ equity attributable to parent	269,581			237,094
Total liabilities and stockholders’ equity	$3,056,792			$2,431,881

Net interest spread (tax-equivalent)			2.99%			3.06%
Net interest income and margin (tax-equivalent) [2]		$22,097	3.18%		$17,882	3.26%
Less: Tax-equivalent adjustments		$(249)			$(377)
Net interest spread			2.96%			3.00%
Net interest income and margin		$21,848	3.14%		$17,505	3.19%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended March 31, 2022 and 2021, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $41.7 million at March 31, 2022 and $190.6 million at March 31, 2021, are included in this amount.

The following table presents the reconciliation of net interest margin for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net interest margin - U.S. GAAP basis
Net interest income	$21,848	$17,505
Average interest-earning assets	2,820,265	2,227,105
Net interest margin	3.14%	3.19%

Net interest margin - non-U.S. GAAP basis
Net interest income	$21,848	$17,505
Impact of fully tax-equivalent adjustment	249	377
Net interest income on a fully tax-equivalent basis	22,097	17,882
Average interest-earning assets	$2,820,265	$2,227,105
Net interest margin on a fully tax-equivalent basis	3.18%	3.26%

Key Metrics

	As of and for the three months ended March 31,
(Dollars in thousands, except per share data)	2022	2021
Book value per common share	$21.66	$20.38
Tangible book value per common share [5]	$21.16	$19.98
Efficiency ratio 1 5	85.6%	63.8%
Overhead ratio 2 3 5	3.8%	3.1%
Net loan charge-offs to total loans receivable [4]	0.2%	0.1%
Allowance for loan losses to total loans receivable	1.0%	1.5%
Nonperforming loans	$18,048	$11,577
Nonperforming loans to total loans receivable	1.0%	0.7%
Equity to assets	9.1%	8.9%
Community Bank Leverage Ratio	10.8%	11.3%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Non-U.S. GAAP metric

Tangible book value ("TBV") per common share was $21.16 and $19.98 as of March 31, 2022 and March 31, 2021, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of March 31,
(Dollars in thousands, except per share data)	2022	2021
Goodwill	$3,988	$2,350
Intangibles	2,155	2,246
Total intangibles	6,143	4,596

Total equity attributable to parent	263,080	236,210
Less: Preferred equity	—	—
Less: Total intangibles	(6,143)	(4,596)
Tangible common equity	256,937	231,614

Tangible common equity	256,937	231,614
Common shares outstanding (000s)	12,143	11,590
Tangible book value per common share	$21.16	$19.98

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

In 2022, the Federal Reserve raised its key interest rate from a range of 0.00% to 0.25% to a range of 0.25% to 0.50% and remains at this rate as of March 31, 2022. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near-term future.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Net interest margin (tax-equivalent) was 3.18% for the three months ended March 31, 2022 compared to 3.26% for the three months ended March 31, 2021. The decrease in net interest margin (tax equivalent) was driven by the increase in average interest-bearing balances with banks of $336.1 million primarily related to additional deposits received through our banking as a service ("BaaS") tax refund partnerships. As a result of these partnerships, the average loan-to-deposit ratio decreased to 70% during the three months ended March 31, 2022, compared to 77% during the three months ended March 31, 2021. Net interest spread (tax-equivalent) was 2.99% for the three months ended March 31, 2022 compared to 3.06% for the three months ended March 31, 2021. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 19 basis points in the three months ended March 31, 2022 compared to 20 basis points in the three months ended March 31, 2021.

During the three months ended March 31, 2022, net interest income increased by $4.3 million, or 24.8%, to $21.8 million from $17.5 million during the three months ended March 31, 2021. This increase is largely due to the increase in the average earning assets of $593.2 million being primarily funded by the increase in noninterest-bearing demand deposits of $439.0 million. Average total earning assets were $2.82 billion in the three months ended March 31, 2022 compared to $2.23 billion in the three months ended March 31, 2021. Total interest income increased by $4.2 million, or 22.0%, to $23.3 million in the three months ended March 31, 2022 from $19.1 million in the three months ended March 31, 2021. This increase in total interest income was driven by the growth in earning assets offsetting the decrease in the yield on earning assets of 16 basis points. Average total loans increased to $1.85 billion in the three months ended March 31, 2022 from $1.57 billion in the three months ended March 31,

2021, primarily as the result of a $190.8 million increase in average commercial loans.. The yield on total loans increased 33 basis points.

Average investment securities decreased $14.8 million as the result of a $83.9 million decrease in tax-exempt investments and a $69.1 million increase in taxable investments during three months ended March 31, 2022, compared to three months ended March 31, 2021. The yield on tax-exempt securities increased 32 basis points and the taxable securities yield increased 39 basis points.

Average interest-bearing liabilities increased by $152.4 million for three months ended March 31, 2022 from three months ended March 31, 2021. The increase was primarily the result of average balance increase of $266.2 million in negotiable order of withdrawal accounts and $29.6 million in subordinated debt, partially offset by average balance decrease of $81.7 million in certificates of deposit, $21.0 million in money market checking accounts and $46.3 million in FHLB and other borrowings.

Average interest-bearing deposits were $1.40 billion for the three months ended March 31, 2022 and $1.23 billion for the three months ended March 31, 2021. Total interest expense decreased by $0.1 million, caused primarily by a $0.4 million decrease in deposit interest. The result was a nine basis point decrease in the cost of interest-bearing liabilities, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

The Bank’s yield on earning assets for the three months ended March 31, 2022 declined due to a decrease in investment portfolio yield of 52 basis points and cost of interest-bearing liabilities decreased by nine basis points compared to three months ended March 31, 2021.

The cost of interest-bearing liabilities decreased to 0.39% in the three months ended March 31, 2022 from 0.48% in the three months ended March 31, 2021. This decrease is primarily the result of 16 basis point decrease in the cost of deposits, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions were $1.3 million for the three months ended March 31, 2022 and $0.6 million for the three months ended March 31, 2021. The increase in loan loss provision is primarily the result of the changes to the outstanding balances of the loan portfolios, level of recognized charge-offs and resulting historical loss rates, as well as adjustments to the risk grading of loans within the portfolio. In addition, changes to the outstanding balances of the loan portfolios, changes to the level of recognized charge-offs and changes in the resulting historical loss rates, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in loan loss provision.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Total loan balances, excluding purchased credit impaired ("PCI") loans, increased $29.2 million during the three months ended March 31, 2022 versus an increase of $245.6 million in the three months ended March 31, 2021. The commercial loan portfolio increased by $0.9 million during the three months ended March 31, 2022, in comparison to an increase of $212.2 million in the three months ended March 31, 2021, while the residential mortgage loan portfolio increased by $7.5 million during the three months ended March 31, 2022, as compared to a $35.4 million increase during the three months ended March 31, 2021. Additionally, our consumer loan portfolio increased by $21.7 million during the three months ended March 31, 2022, while it decreased by $0.1 million in the three months ended March 31, 2021. Offsetting the commercial and total loan volume increases are SBA PPP loans, which decreased $90.0 million during the quarter ended March 31, 2022. In addition, net charge-offs during the three months ended March 31, 2022 totaled $0.6 million, compared to net charge-offs of $0.2 million in the three months ended March 31, 2021. Provision was also impacted by a $0.1 million increase in the specific loan loss allocations in the three months ended March 31, 2022, relative to a $0.3 million decrease in the three months ended March 31, 2021.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generally account for the majority of our noninterest income. Also, from time to time, we recognize gains or losses on acquisition and divestiture activity.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Noninterest income for the three months ended March 31, 2022 and 2021 totaled $11.9 million and $12.5 million, respectively. The decrease in noninterest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily the result of a decrease of $5.3 million in equity method investment income and $0.5 million in the gain on sale of available-for-sale securities. These decreases were partially offset by increases of $2.6 million in compliance and consulting income, $1.1 million in payment card and service charge income and $1.1 million in gain on sale of loans.

Equity method investment income decreased $5.3 million due to decreased volume from the ICM combination. Gain on sale of available-for-sale securities decreased $0.5 million due to the sale of available-for-sale investments totaling $60.6 million in the first quarter of 2022 compared to $41.0 million in the first quarter of 2021. Compliance and consulting income increased $2.6 million, primarily due to team expansion. Payment card and service charge income increased $1.1 million due to several sponsoring agreements and new products and services as a result of recent investments in Fintech capabilities. Gain on sale of loans increased $1.1 million, primarily due to the further expansion of the SBA lending team.

Noninterest Expense

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Noninterest expense was $28.9 million and $19.1 million in the three months ended March 31, 2022 and 2021, respectively. Approximately 62% of noninterest expense for each of the three months ended March 31, 2022 and 2021 was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations. Salaries and benefits increased by $6.1 million, primarily as a result of our continued efforts to support our growing Fintech portfolio. Professional fees increased by $1.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to increased expenses relating to the Bank's risk and compliance function to support our current and expected Fintech strategy needs.

Return on Assets and Equity

Assets

Total assets increased $101.0 million to $2.89 billion at March 31, 2022 from $2.79 billion at December 31, 2021. Earning assets increased $61.0 million to $2.65 billion at March 31, 2022 from $2.59 billion at December 31, 2021. This increase in earning assets was primarily driven by the $50.4 million increase in interest-bearing deposits with banks from $298.6 million at December 31, 2021 to $349.0 million at March 31, 2022, as well as the $30.0 million increase in loans receivable to $1.90 billion at March 31, 2022, from $1.87 billion at December 31, 2021, partially offset by the decrease in investment securities available-for-sale of $26.2 million to $395.3 million at March 31, 2022, from $421.5 million at December 31, 2021.

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Our return on average assets was 0.4% for the three months ended March 31, 2022, compared to 1.3% for the three months ended March 31, 2021. The decreased return in 2022 is a result of a $5.2 million decrease in earnings, while average total assets increased by $630.0 million, mainly as the result of a $336.1 million increase in average interest-bearing deposits with banks, a $280.0 million increase in average total loans, and a $14.8 million decrease in average investment securities.

Equity

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

Our return on average stockholders’ equity was 4.2% for the three months ended March 31, 2022, compared to 13.6% for the three months ended March 31, 2021. The decreased return in 2022 is a result of an $5.2 million decrease in earnings, while average equity increased by $32.5 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $354.0 million at March 31, 2022, compared to $307.4 million at December 31, 2021. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable us to meet cash obligations as they come due. Due to the increase in liquidity driven by growth in noninterest-bearing deposits, we have elected to maintain a higher cash and cash equivalents balance to provide flexibility during the COVID-19 pandemic.

Investment Securities

Investment securities, including equity securities, totaled $429.7 million at March 31, 2022, compared to $453.9 million at December 31, 2021. The following table presents a summary of the investment securities portfolio as of the periods indicated. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Available-for-sale securities:
United States government agency securities	$52,451	$40,437
United States sponsored mortgage-backed securities	68,481	76,108
United States treasury securities	105,842	110,389
Municipal securities	151,343	175,012
Corporate debt securities	8,816	11,142
Other debt securities	7,500	7,500
Other securities	868	878
Total investment securities available-for-sale	$395,301	$421,466

Equity securities	$34,447	$32,402

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

Loans

Our loan portfolio totaled $1.90 billion as of March 31, 2022 and $1.87 billion as of December 31, 2021. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily attributable to organic growth within the Bank’s primary lending areas, as well as the addition of an SBA lending team in the fourth quarter of 2020.

For more information regarding our loans, see Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At March 31, 2022 and December 31, 2021, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, there is a concentration within the healthcare industry which includes loans to physicians, nursing homes and pharmacies.

Allowance for Loan Losses

The ALL was $18.8 million or 1.0% of loans receivable at March 31, 2022 compared to $18.3 million or 1.0% of loans receivable at December 31, 2021. This ratio remained constant due to increased loan loss provision of $1.3 million, offset by a decrease in net charge-offs of $1.3 million for the three months ended March 31, 2022. The modest increase in ALL was primarily the result of changes to the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs and changes in the resulting historical loss rates, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in the allowance for loan losses. More specifically, loan portfolios with lower loss allocation rates, such as the PPP portfolio, saw a large decrease in loan balances, while the subprime consumer automobile portfolio, with its relatively higher allocation rate, saw an increase in loan balances. The total increase in the ALL of $0.5 million is the product of a $1.3 million increase in ALL required by the growth of the subprime consumer automobile portfolio, which was offset by a net $0.8 million decrease in ALL caused by the changes in loan balances and allocation rates for all other loan portfolio segments combined.

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

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $2.51 billion, or 96.7% of funding sources, at March 31, 2022. This same information at December 31, 2021 reflected $2.38 billion in deposits representing 96.6% of funding sources. Subordinated debt of $73.1 million represented 2.8% of funding sources at March 31, 2022 and $73.0 million, or 3.0%, of funding sources at December 31, 2021. There were no outstanding amounts due to FHLB and other borrowings at March 31, 2022 and December 31, 2021. Repurchase agreements, which are available to large corporate customers, represented 0.5% of funding sources at both March 31, 2022 and December 31, 2021.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the
Company. At March 31, 2022, noninterest-bearing balances totaled $1.3 billion, compared to $1.1 billion at December 31, 2021, or 52.2% and 47.1%, respectively, of total deposits. Interest-bearing deposits totaled $1.2 billion at March 31, 2022, compared to $1.3 billion at December 31, 2021, or 47.8% and 52.9%, respectively, of total deposits. The main driver of deposit growth has been the increase in Fintech deposits from $1.14 billion at December 31, 2021 to $1.25 billion as of March 31, 2022, through the addition of new relationships and continuing to grow current relationships. This growth in Fintech deposits is primarily due to the increase in gaming deposits, largely as a result of the increasing number of states legalizing sports gaming. Gaming deposits, which are included in total Fintech deposits, totaled $970.4 million as of March 31, 2022, compared to $911.6 million at December 31, 2021. We currently expect our Fintech banking deposits to continue to grow.

The following table presents the balance of each of the deposit categories as of the periods indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$1,308,998	$1,120,433
Interest-bearing demand	630,155	651,016
Savings and money markets	491,346	510,068
Time deposits, including CDs and IRAs	78,580	96,088
Total deposits	$2,509,079	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$10,111	$9,573

Average interest-bearing deposits were $1.40 billion during the three months ended March 31, 2022, compared to $1.23 billion during the same time period in 2021 and average noninterest-bearing deposits were $1.26 billion during the three months ended March 31, 2022 compared to $821.9 million during the same time period in 2021.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital and Stockholders' Equity

During the three months ended March 31, 2022, stockholders’ equity decreased $11.4 million to $263.9 million. This decrease consists of other comprehensive loss of $13.6 million, primarily due to unrealized holding loss on available-for-sale securities, net of taxes, of $13.4 million and cash dividends paid of $2.1 million, partially offset by net income available to common shareholders of $2.9 million, common stock options exercised totaling $0.7 million and stock-based compensation of $0.7 million.

With the stockholders’ equity decreasing as noted above and being outpaced by the growth in assets of $101.0 million in the three months ended March 31, 2022, the equity to assets ratio decreased from 9.8% at December 31, 2021 to 9.1% at March 31, 2022. We paid dividends to common shareholders of $2.1 million and $1.2 million in the three months ended March 31, 2022 and 2021, respectively, compared to earnings of $2.9 million and $8.1 million in the three months ended March 31, 2022 and 2021, respectively, resulting in the dividend payout ratio increasing to 71.9% in the three months ended March 31, 2022 from 14.3% in the three months ended March 31, 2021.

We and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. We are exempt from the Federal Reserve Board’s capital adequacy standards as we believes it meets the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1, Business and Note 15 – Regulatory Capital Requirements to the consolidated financial statements and accompanying notes contained in the 2021 Form 10-K.

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

In April 2020, under the CARES Act, the 9% leverage ratio threshold was temporarily reduced to 8% in response to the COVID-19 pandemic. The threshold increased to 8.5% in 2021 and has returned to 9% in 2022. The Bank elected to begin using the CBLR for the first quarter of 2021 and intends to utilize this measure for the foreseeable future. Eligibility criteria to utilize the CBLR includes the following:

●    Total assets of less than $10 billion;
●    Total trading assets plus liabilities of 5% or less of consolidated assets;
●    Total off-balance sheet exposures of 25% or less of consolidated assets;
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%, or temporarily prescribed threshold established in response to COVID-19.

The Bank's CBLR at March 31, 2022 was 10.8%, which is above the well-capitalized standard of 8.5%. Management believes that capital continues to provide a strong base for profitable growth.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the three months ended March 31, 2022, cash provided by financing activities totaled $130.9 million, cash provided by investing activity totaled $27.0 million and cash used by operating activities totaled $57.3 million. Significant changes in operating cash flows during the quarter include outflows for loans originated for sale of $16.5 million related to the SBA lending program and outflows for changes in other assets of $41.6 million from BaaS products related to tax refunds. Through our partner that provided tax anticipation loans and through early advance tax refunds, we received the corresponding deposits and receivables related to the settlement of the early advances. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.6% and 6.2% for March 2022 and 2021, respectively.

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

Regulatory

We are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. In accordance with these requirements, we implemented a deposit reclassification program that allows us to maintain no such reserve balances as of March 31, 2022 and December 31, 2021.

Additional information regarding supervision and regulatory matters related to our business and operations can be found in Item 1, Business of the 2021 Form 10-K under the heading Supervision and Regulation.

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

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in the 2021 Form 10-K.

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

Item 4 – Controls and Procedures

As of March 31, 2022, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in the 2021 Form 10-K. There have been no material changes in our risk factors from those disclosed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description	Exhibit Location
Exhibit 10.1	Equity Purchase Agreement, dated March 13, 2022, between Warp Speed Holdings LLC and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed March 14, 2022, and incorporated by reference herein
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 101.INS	XBRL Instance Document	Filed herewith
Exhibit 101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	May 2, 2022	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	May 2, 2022	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)