Form 10-Q
period 2022-06-30
MVB FINANCIAL CORP
filed 2022-08-08
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of August 5, 2022, there were 12,229,028 shares of our common stock outstanding with a par value of $1.00 per share.

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

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the COVID-19 pandemic, risk of recession, rising interest rates and the effects of inflation on our operations and operating expenses;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes in local, national and international political and economic conditions, including without limitation, changes in the political and economic climate, economic conditions and other major developments, including wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	unanticipated changes in our liquidity position, including but not limited to changes in access to sources of liquidity and capital to address our liquidity needs;
●	deposits include certain concentrations with large customers and industries;
●	changes in interest rates;
●	the quality and composition of the loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the discontinued use of the London Inter-bank Offered Rate (“LIBOR”) and the transition to an alternative rate;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;

●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	failure or circumvention of internal controls;
●	legislation or regulatory changes which adversely affect operations or business, including changes to address the impact of COVID-19 through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●
changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of future adoption of the current expected credit losses (“CECL”) standard;

●	concentration risk in our deposit base, including risk of losing large clients and concentration in gaming deposits; and
●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

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

REFERENCES

Unless the context otherwise requires, references in this report to “MVB,” “the Company,” “we,” “us,” “our” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements. References to “the Bank” refer to our wholly-owned banking subsidiary, MVB Bank, Inc.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,973	$8,878
Interest-bearing balances with banks	155,788	298,559
Total cash and cash equivalents	161,761	307,437
Certificates of deposit with banks	496	2,719
Investment securities available-for-sale	376,737	421,466
Equity securities	34,250	32,402
Loans held-for-sale	11,856	—
Loans receivable	2,215,114	1,869,838
Allowance for loan losses	(22,734)	(18,266)
Loans receivable, net	2,192,380	1,851,572
Premises and equipment, net	25,272	25,052
Bank-owned life insurance	42,744	42,257
Equity method investments	39,787	40,013
Accrued interest receivable and other assets	95,157	65,543
Goodwill	3,988	3,988
TOTAL ASSETS	$2,984,428	$2,792,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,342,916	$1,120,433
Interest-bearing	1,272,054	1,257,172
Total deposits	2,614,970	2,377,605
Accrued interest payable and other liabilities	32,238	55,126
Repurchase agreements	11,152	11,385
Subordinated debt	73,158	73,030
Total liabilities	2,731,518	2,517,146

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 20,000,000 shares authorized; 13,077,044 and 12,229,028 shares issued and outstanding, respectively, as of June 30, 2022 and 12,934,966 and 12,086,950 shares issued and outstanding, respectively, as of December 31, 2021	13,077	12,935
Additional paid-in capital	145,480	143,521
Retained earnings	139,904	138,219
Accumulated other comprehensive loss	(29,420)	(3,606)
Treasury stock - 848,016 shares as of June 30, 2022 and December 31, 2021, at cost	(16,741)	(16,741)
Total equity attributable to parent	252,300	274,328
Noncontrolling interest	610	975
Total stockholders' equity	252,910	275,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,984,428	$2,792,449
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$25,837	$18,753	$47,285	$35,645
Interest on deposits with banks	313	98	540	220
Interest on investment securities	838	625	1,486	1,256
Interest on tax-exempt loans and securities	1,102	1,357	2,041	2,775
Total interest income	28,090	20,833	51,352	39,896

INTEREST EXPENSE
Interest on deposits	661	1,236	1,317	2,284
Interest on short-term borrowings	9	52	14	96
Interest on subordinated debt	760	490	1,513	956
Total interest expense	1,430	1,778	2,844	3,336

NET INTEREST INCOME	26,660	19,055	48,508	36,560
Provision (release of allowance) for loan losses	5,100	(1,540)	6,380	(922)
Net interest income after provision for loan losses	21,560	20,595	42,128	37,482

NONINTEREST INCOME
Payment card and service charge income	4,015	1,926	6,657	3,419
Insurance and investment services income	218	247	472	471
Gain on sale of available-for-sale securities, net	—	1,708	650	2,851
Gain on sale of equity securities, net	100	5	100	5
Gain on sale of loans, net	1,405	1,447	2,488	2,217
Holding gain (loss) on equity securities, net	(26)	699	(85)	1,214
Compliance and consulting income	3,750	1,868	7,619	3,149
Equity method investment income	549	4,528	1,687	10,997
Equity method investment gain	71	—	1,874	—
Other operating income	1,827	1,216	2,317	1,779
Total noninterest income	11,909	13,644	23,779	26,102

NONINTEREST EXPENSES
Salaries and employee benefits	18,983	13,661	36,944	25,572
Occupancy expense	907	1,115	1,879	2,273
Equipment depreciation and maintenance	1,267	1,206	2,493	2,247
Data processing and communications	1,055	1,420	2,071	2,329
Marketing, contributions and sponsorships	195	146	520	211
Professional fees	2,529	2,450	5,350	4,192
Insurance, tax and assessment expense	614	500	1,150	1,038
Travel, entertainment, dues and subscriptions	2,343	1,204	4,321	2,088
Other operating expenses	1,926	1,701	3,953	2,571
Total noninterest expense	29,819	23,403	58,681	42,521
Income before income taxes	3,650	10,836	7,226	21,063
Income taxes	859	1,673	1,764	3,842
Net income before noncontrolling interest	2,791	9,163	5,462	17,221
Net loss attributable to noncontrolling interest	165	84	358	111
Net income attributable to parent	2,956	9,247	5,820	17,332
Preferred dividends	—	—	—	35
Net income available to common shareholders	$2,956	$9,247	$5,820	$17,297

Earnings per common shareholder - basic	$0.24	$0.79	$0.48	$1.49
Earnings per common shareholder - diluted	$0.23	$0.73	$0.45	$1.39
Weighted-average shares outstanding - basic	12,176,805	11,639,237	12,135,223	11,585,059
Weighted-average shares outstanding - diluted	12,895,581	12,612,030	12,870,892	12,449,973

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income before noncontrolling interest	$2,791	$9,163	$5,462	$17,221

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available-for-sale	(16,631)	3,371	(34,150)	(2,960)
Reclassification adjustment for gain recognized in income	—	(1,708)	(650)	(2,851)
Change in defined benefit pension plan	320	321	689	2,026
Reclassification adjustment for amortization of net actuarial loss recognized in income	107	127	214	254
Reclassification adjustment for carrying value adjustment - investment hedge (gain) loss recognized in income	(187)	359	(197)	623
Other comprehensive income (loss), before tax	(16,391)	2,470	(34,094)	(2,908)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gain (loss) on securities available-for-sale	4,194	(790)	8,298	693
Reclassification adjustment for gain recognized in income	—	400	152	668
Change in defined benefit pension plan	(81)	(75)	(167)	(474)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(27)	(30)	(52)	(60)
Reclassification adjustment for carrying value adjustment - investment hedge (gain) loss recognized in income	47	(84)	49	(146)
Income taxes related to items of other comprehensive income (loss)	4,133	(579)	8,280	681

Total other comprehensive income (loss), net of tax	(12,258)	1,891	(25,814)	(2,227)

Comprehensive loss attributable to noncontrolling interest	165	84	358	111

Comprehensive income (loss)	$(9,302)	$11,138	$(19,994)	$15,105

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent		Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2021	—	$—	12,934,966	$12,935	$143,521	$138,219	$(3,606)	848,016	$(16,741)	$274,328		$975	$275,303

Net income (loss)	—	—	—	—	—	2,864	—	—	—	2,864		(193)	2,671
Other comprehensive loss	—	—	—	—	—	—	(13,556)	—	—	(13,556)		—	(13,556)
Dividends on common stock ($0.17 per share)	—	—	—	—	—	(2,059)	—	—	—	(2,059)		—	(2,059)
Stock-based compensation	—	—	—	—	674	—	—	—	—	674		—	674
Stock-based compensation related to equity method investment	—	—	—	—	104	—	—	—	—	104		—	104
Common stock options exercised	—	—	56,174	56	669	—	—	—	—	725		—	725
Balance at March 31, 2022	—	$—	12,991,140	$12,991	$144,968	$139,024	$(17,162)	848,016	$(16,741)	$263,080		$782	$263,862

Net income (loss)	—	—	—	—	—	2,956	—	—	—	2,956		(165)	2,791
Other comprehensive loss	—	—	—	—	—	—	(12,258)	—	—	(12,258)		—	(12,258)
Dividends on common stock ($0.17 per share)	—	—	—	—	—	(2,076)	—	—	—	(2,076)		—	(2,076)
Stock-based compensation	—	—	—	—	757	—	—	—	—	757		—	757
Stock-based compensation related to equity method investment	—	—	—	—	173	—	—	—	—	173		—	173
Common stock options exercised	—	—	30,200	30	362	—	—	—	—	392		—	392
Restricted stock units vested	—	—	73,300	73	(73)	—	—	—	—	—		—	—
Minimum tax withholding on restricted stock units issued	—	—	(17,596)	(17)	(674)	—	—	—	—	(691)		—	(691)
Stock purchase from noncontrolling interest	—	—	—	—	(33)	—	—	—	—	(33)			(40)
Balance at June 30, 2022	—	$—	13,077,044	$13,077	$145,480	$139,904	$(29,420)	848,016	$(16,741)	$252,300	$—	$610	$252,910

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2020	733	$7,334	12,374,322	$12,374	$129,119	$105,171	$2,226	848,016	$(16,741)	$239,483	$—	$239,483

Net income (loss)	—	—	—	—	—	8,085	—	—	—	8,085	(27)	8,058
Other comprehensive loss	—	—	—	—	—	—	(4,118)	—	—	(4,118)	—	(4,118)
Dividends on common stock (0.10 per share)	—	—	—	—	—	(1,153)	—	—	—	(1,153)	—	(1,153)
Dividends on preferred stock	—	—	—	—	—	(35)	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	592	—	—	—	—	592	—	592
Redemption of preferred stock	(733)	(7,334)	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Common stock options exercised	—	—	52,584	53	637	—	—	—	—	690	—	690
Restricted stock units issued	—	—	11,155	11	(11)	—	—	—	—	—	—	—
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	500	500
Balance at March 31, 2021	—	$—	12,438,061	$12,438	$130,337	$112,068	$(1,892)	848,016	$(16,741)	$236,210	$473	$236,683

Net income (loss)	—	—	—	—	—	9,247	—	—	—	9,247	(84)	9,163
Other comprehensive income	—	—	—	—	—	—	1,891	—	—	1,891	—	1,891
Dividends on common stock (0.12 per share)	—	—	—	—	—	(1,405)	—	—	—	(1,405)	—	(1,405)
Stock-based compensation	—	—	—	—	692	—	—	—	—	692	—	692
Common stock options exercised	—	—	108,511	108	1,499	—	—	—	—	1,607	—	1,607
Restricted stock units issued	—	—	57,906	58	(58)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	—	—	(231)	—	—	—	—	(231)	—	(231)
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	400	400
Common stock issued related to Trabian acquisition	—	—	17,597	18	582	—	—	—	—	600	—	600
Balance at June 30, 2021	—	$—	12,622,075	$12,622	$132,821	$119,910	$(1)	848,016	$(16,741)	$248,611	$789	$249,400

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income before noncontrolling interest	$5,462	$17,221
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	1,320	1,909
Net amortization of deferred loan costs	1,269	1,322
Provision (release of allowance) for loan losses	6,380	(922)
Depreciation and amortization	1,780	2,018
Stock-based compensation	1,431	1,284
Stock-based compensation related to equity method investment	277	—
Loans originated for sale	(28,308)	(21,867)
Proceeds of loans sold	45,361	13,693
Holding (gain) loss on equity securities	85	(1,214)
Gain on sale of available-for-sale securities, net	(650)	(2,851)
Gain on sale of equity securities, net	(100)	(5)
Gain on sale of loans	(2,488)	(2,217)
Gain on sale of other real estate owned	(2)	—
Income on bank-owned life insurance	(487)	(500)
Deferred income taxes	12	(1,718)
Equity method investment income	(1,687)	(10,997)
Equity method investment gain	(1,874)	—
Return on equity method investment	3,775	22,720
Other assets	(19,913)	5,321
Other liabilities	(22,188)	(18,402)
Net cash from operating activities	(10,545)	4,795
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(67,867)	(144,633)
Maturities/paydowns of available-for-sale investment securities	14,874	24,236
Sales of available-for-sale investment securities	60,635	75,316
Purchases of premises and equipment	(2,109)	(2,457)
Net increase in loans	(374,878)	(288,169)
Purchases of restricted bank stock	(2,962)	(1,044)
Redemptions of restricted bank stock	2,325	—
Proceeds from maturities of certificates of deposit with banks	2,223	—
Proceeds from sale of other real estate owned	1,004	267
Purchase of equity securities	(2,859)	(3,222)
Sales of equity securities	1,100	61
Cash paid for acquisitions, net of cash acquired	—	(772)
Net cash from investing activities	(368,514)	(340,417)
FINANCING ACTIVITIES
Net increase in deposits	237,365	412,486
Net change in repurchase agreements	(233)	1,095
Net change in FHLB and other borrowings	—	100
Preferred stock redemption	—	(7,334)
Common stock options exercised	1,117	2,297
Withholding cash issued in lieu of restricted stock	(691)	(231)
Cash dividends paid on common stock	(4,135)	(2,558)
Cash dividends paid on preferred stock	—	(35)
Stock purchase from noncontrolling interest	(40)	—
Net cash from financing activities	233,383	405,820
Net change in cash and cash equivalents	(145,676)	70,198
Cash and cash equivalents, beginning of period	307,437	263,893
Cash and cash equivalents, end of period	$161,761	$334,091

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$3,450	$3,389
Income taxes	316	7,942

Business combination non-cash disclosures:
Assets acquired in business combination, net of cash acquired	$—	$739
Liabilities assumed in business combination	—	605

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interests at acquisition date	$—	$900
Loans transferred to other real estate owned	—	116
Change in unrealized holding losses on securities available-for-sale	36,355	5,625
Restricted stock units vested	73	69
Employee stock-based compensation tax withholding obligations	(17)	—
Common stock issued related to acquisitions	—	600
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. The Bank’s subsidiaries include MVB Insurance, LLC, (“MVB Insurance”), MVB Community Development Corporation (“MVB CDC”), ProCo Global, Inc. (“Chartwell”, which began doing business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, Inc. (“Edge Ventures”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”), and Edge Ventures wholly-owns Victor Technologies Inc. ("Victor"), as well as controlling interests in MVB Technology, LLC ("MVB Technology") and Flexia Payments, LLC (“Flexia”). The Bank also owns equity method investments in Intercoastal Mortgage Company, LLC (“ICM”) and Interchecks Technologies, Inc. ("Interchecks"), and MVB Financial Corp. owns an equity method investment in Ayers Socure II, LLC ("Ayers Socure II").

Edge Ventures serves as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB.

Through our professional services entities, which include Chartwell, Paladin Fraud and Trabian, we provide compliance and consulting solutions to assist Fintech and corporate clients in building digital products and meeting their regulatory compliance and fraud defense needs.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements included in the 2021 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Wholly-owned investments or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

The Bank owns a controlling interests in Flexia, Trabian and MVB Technology. We own an 80.0% interest in Flexia, an 80.8% interest in Trabian and a 93.4% interest in MVB Technology. Accordingly, we are required to consolidate 100% of each entity within the consolidated financial statements. The remaining interests of these entities are accounted for separately as noncontrolling interests within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of June 30, 2022, we hold three equity method investments.

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

COVID-19 Pandemic

Since 2020 and continuing in 2022, economies throughout the world have been severely disrupted as a result of the outbreak of COVID-19. The outbreak and any preventative or protective actions that we or our clients may take related to this virus may result in a period of disruption, including our financial reporting capabilities, our operations generally and could potentially impact our clients, providers and third parties. While significant progress has been made to combat the outbreak of COVID-19, the extent to which the COVID-19 pandemic will continue to impact our future operating results will depend on future developments, including resurgences, such as the recent acceleration of the spread of variants and related sub-variants of COVID-19, which are highly uncertain and cannot be predicted.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired ("PCI") loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies (“SRCs”). Effective as of the first quarter of 2022, we no longer qualified as an SRC. However, because we met the criteria to be an SRC as of the issuance date of this guidance, we are eligible for the delay in effective date and plan to adopt this standard for fiscal years ending after December 15, 2022. We currently expect to recognize a one-time cumulative effect adjustment to the ALL as of January 1, 2023, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional implementation team. This cross-functional team is currently in the process of testing the model and completing the implementation plan, which will include assessment and documentation of processes, internal controls and data sources; model testing and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of this standard. The adoption of this standard could result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings ("TDRs") in subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 of the codification to determine whether a modification results in a new loan or a continuation of an existing loan. The amendments also include provisions for disclosure of current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. Gross writeoff information must be included in the vintage disclosures required for public business entities which requires that an entity disclose the amortized cost basis of financing receivables by credit-quality indicator and class of financing receivables by year of origination. This amendment is effective concurrently with the amendments in ASU 2016-13 which is currently effective for fiscal years beginning after December 15, 2022. These amendments primarily impact disclosure requirements and we do not believe they will have a material impact on our consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security, and therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account and require additional disclosures related to equity securities with contractual sale restrictions. The amendment is effective for fiscal years beginning after December 15, 2023. We do not currently expect these amendments to have a material impact our consolidated financial statements.
Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$53,885	$58	$(4,232)	$49,711
United States sponsored mortgage-backed securities	72,074	—	(9,006)	63,068
United States treasury securities	111,963	—	(7,683)	104,280
Municipal securities	158,703	5,337	(19,516)	144,524
Corporate debt securities	6,794	7	(2)	6,799
Other debt securities	7,500	—	—	7,500
Total debt securities	410,919	5,402	(40,439)	375,882
Other securities	855	—	—	855
Total investment securities available-for-sale	$411,774	$5,402	$(40,439)	$376,737

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$41,105	$228	$(896)	$40,437
United States sponsored mortgage-backed securities	77,519	222	(1,633)	76,108
United States treasury securities	112,133	—	(1,744)	110,389
Municipal securities	171,044	4,334	(366)	175,012
Corporate debt securities	11,093	49	—	11,142
Other debt securities	7,500	—	—	7,500
Total debt securities	420,394	4,833	(4,639)	420,588
Other securities	878	—	—	878
Total investment securities available-for-sale	$421,272	$4,833	$(4,639)	$421,466

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$5	$5
After one year, but within five years	124,228	116,460
After five years, but within ten years	34,270	31,690
After ten years	252,416	227,727
Total	$410,919	$375,882

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $159.4 million and $244.6 million at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve Discount Window.

Our investment portfolio includes securities that are in an unrealized loss position as of June 30, 2022, the details of which are included in the following table. Although these securities would result in a pretax loss of $40.4 million if sold at June 30, 2022, we currently have no intention of selling the applicable securities at such fair values, and believe that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair value of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of June 30, 2022, we consider all securities with unrealized loss positions to be temporarily impaired. As a result, we do not believe we will sustain any material realized losses as a result of the current decline in fair value.

The following tables disclose the length of time that investments have remained in an unrealized loss position at June 30, 2022 and December 31, 2021:

	June 30, 2022
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (31)	$27,421	$(1,585)	$17,376	$(2,647)
United States sponsored mortgage-backed securities (51)	21,091	(2,402)	41,978	(6,604)
United States treasury securities (24)	104,280	(7,683)	—	—
Municipal securities (150)	90,708	(18,121)	8,120	(1,395)
Corporate debt securities (3)	1,498	(2)	—	—
Total	$244,998	$(29,793)	$67,474	$(10,646)

	December 31, 2021
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (21)	$5,101	$(77)	$21,770	$(819)
United States sponsored mortgage-backed securities (30)	55,354	(1,346)	7,845	(287)
United States treasury securities (24)	110,389	(1,744)	—	—
Municipal securities (53)	32,221	(270)	7,001	(96)
Total	$203,065	$(3,437)	$36,616	$(1,202)

The following table summarizes investment sales, related gains and losses and unrealized holding gains for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds from sales of available-for-sale securities	$—	$34,279	$60,635	$75,316
Gains, gross	—	1,708	717	2,864
Losses, gross	—	—	67	13

Proceeds from sales of equity securities	$1,100	$61	$1,100	$61
Gain, gross	100	5	100	5
Losses, gross	—	—	—	—

Unrealized holding gains (losses) on equity securities	(26)	699	(85)	1,214

Note 3 – Loans and Allowance for Loan Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial:
Business	830,180	818,986
Real estate	697,636	561,718
Acquisition, development and construction	112,256	99,823
Total commercial	$1,640,072	$1,480,527
Residential real estate	440,561	306,140
Home equity	20,190	22,186
Consumer	107,885	43,919
Total loans, excluding PCI	2,208,708	1,852,772
Purchased credit impaired loans:
Commercial:
Business	3,180	2,629
Real estate	—	11,018
Acquisition, development and construction	—	257
Total commercial	$3,180	$13,904
Residential real estate	2,602	4,358
Consumer	—	413
Total purchased credit impaired loans	5,782	18,675
Total Loans	$2,214,490	$1,871,447
Deferred loan origination costs and (fees), net	624	(1,609)
Loans receivable	$2,215,114	$1,869,838

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

Commercial Small Business Administration (“SBA”) loans – Loans originated through the various SBA programs have become an area of lending focus for the Bank. As of June 30, 2022, these loans have not yet been designated as a unique portfolio segment due to the relative insignificance from a loan volume perspective. These loans are currently included within the loan types noted above, based on the purpose of each loan originated. However, it is anticipated that this portfolio will continue to expand through a dedicated SBA lending focus, which we continue to monitor. When appropriate, the portfolio segments will be adjusted to segregate the SBA loan portfolio segment from the other commercial loan portfolio segments.

Commercial SBA Paycheck Protection Program (“PPP”) loans – This segment includes the loan originated through the SBA PPP loan program. Credit risk is heightened as this SBA program mandates that these loans require no collateral and no guarantors of the loans. However, the loans are backed by a full guaranty of the SBA, so long as the loans were originated in accordance with the program guidelines. Additionally, these loans are eligible for full forgiveness by the SBA so long as the borrowers comply with the program guidelines as it pertains to their eligibility to borrow these funds, as well as their use of the funds. These loans are currently included within the commercial business loan type above.

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

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment primarily includes loans purchased from a third-party originator that originates loans in order to finance the purchase of personal automotive vehicles for sub-prime borrowers. Credit risk is unique in comparison to the Consumer segment as this segment includes only those loans provided to consumers that cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan.

The following table presents impaired loans by class, excluding PCI loans, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods shown:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2022
Commercial
Business	$3,197	$1,076	$8,756	$11,953	$13,882
Real estate	654	223	528	1,182	1,303
Acquisition, development and construction	—	—	1,069	1,069	2,484
Total commercial	3,851	1,299	10,353	14,204	17,669
Residential	1,212	84	7,195	8,407	8,419
Home equity	—	—	198	198	203
Consumer	829	212	2	831	831
Total impaired loans	$5,892	$1,595	$17,748	$23,640	$27,122

December 31, 2021
Commercial
Business	$2,401	$232	$8,796	$11,197	$13,010
Real estate	668	243	543	1,211	1,329
Acquisition, development and construction	—	—	1,392	1,392	2,807
Total commercial	3,069	475	10,731	13,800	17,146
Residential	—	—	8,179	8,179	8,219
Home equity	—	—	217	217	221
Consumer	—	—	259	259	259
Total impaired loans	$3,069	$475	$19,386	$22,455	$25,845

The following table presents the average recorded investment in impaired loans, excluding PCI loans, and related interest income recognized for the periods shown:

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$11,015	$—	$—	$6,361	$—	$—
Real estate	1,597	16	15	2,154	11	12
Acquisition, development and construction	306	—	—	347	—	—
Total commercial	12,918	16	15	8,862	11	12
Residential	8,374	5	4	7,282	3	3
Home equity	159	—	—	69	—	—
Consumer	754	—	—	3	—	—
Total	$22,205	$21	$19	$16,216	$14	$15

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$10,741	$—	$—	$6,641	$—	$—
Real estate	1,681	33	33	2,216	22	21
Acquisition, development and construction	314	—	—	352	—	—
Total commercial	12,736	33	33	9,209	22	21
Residential	8,372	10	9	4,613	8	7
Home equity	174	—	—	69	—	—
Consumer	593	—	—	3	—	—
Total	$21,875	$43	$42	$13,894	$30	$28

As of June 30, 2022, the Bank’s other real estate owned balance totaled $1.3 million, all of which was related to the acquisition of The First State Bank (“First State”) in 2020. The Bank held $1.2 million, or 92.3%, of other real estate owned as a result of the foreclosure of five unrelated commercial loans. The remaining $0.1 million, or 7.7%, consists of three foreclosed residential real estate properties. There are ten additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure, with a total recorded investment of $1.9 million as of June 30, 2022. These include five legacy Bank loans totaling $1.4 million and five loans acquired from First State totaling $0.5 million. These loans are included in the table above and have no specific allowance allocated to them.

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

The "Special Mention" rated category includes assets that are currently protected but are potentially weak, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Any portion of a loan that has been or is expected to be charged off is placed in the "Loss" category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories, unless a specific action, such as past due status, bankruptcy, repossession or death, occurs to raise awareness of a possible credit event. The Bank’s Chief Credit Officer is responsible for the timely and accurate risk rating of the loans in the portfolio at origination and on an ongoing basis. The Bank's Credit Department ensures that a review of all commercial relationships of $1.0 million or more is performed annually.

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

The following table represents the classes of the loan portfolio, excluding PCI loans, summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods shown:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Commercial
Business	$803,435	$6,912	$19,568	$265	$830,180
Real estate	657,419	11,733	28,410	74	697,636
Acquisition, development and construction	105,452	4,595	1,428	781	112,256
Total commercial	1,566,306	23,240	49,406	1,120	1,640,072
Residential	430,273	784	7,532	1,972	440,561
Home equity	19,615	377	158	40	20,190
Consumer	107,054	—	831	—	107,885
Total loans	$2,123,248	$24,401	$57,927	$3,132	$2,208,708

December 31, 2021
Commercial
Business	$789,413	$11,964	$17,581	$28	$818,986
Real estate	520,446	12,065	29,134	73	561,718
Acquisition, development and construction	89,768	4,960	4,031	1,064	99,823
Total commercial	1,399,627	28,989	50,746	1,165	1,480,527
Residential	294,933	899	9,815	493	306,140
Home equity	21,582	387	191	26	22,186
Consumer	43,645	15	259	—	43,919
Total loans	$1,759,787	$30,290	$61,011	$1,684	$1,852,772

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

The following table presents the classes of the loan portfolio, excluding PCI loans, summarized by aging categories of performing loans and non-accrual loans as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
June 30, 2022
Commercial
Business	$826,892	$54	$90	$3,144	$3,288	$830,180	$9,023	$—
Real estate	695,209	—	2,295	132	2,427	697,636	185	—
Acquisition, development and construction	112,012	—	—	244	244	112,256	1,069	—
Total commercial	1,634,113	54	2,385	3,520	5,959	1,640,072	10,277	—
Residential	437,796	144	914	1,707	2,765	440,561	7,989	—
Home equity	20,039	86	—	65	151	20,190	198	—
Consumer	101,085	4,698	1,271	831	6,800	107,885	831	—
Total loans	$2,193,033	$4,982	$4,570	$6,123	$15,675	$2,208,708	$19,295	$—

December 31, 2021
Commercial
Business	$815,766	$1,718	$11	$1,491	$3,220	$818,986	$8,261	$—
Real estate	561,519	126	—	73	199	561,718	192	—
Acquisition, development and construction	98,524	67	412	820	1,299	99,823	1,392	—
Total commercial	1,475,809	1,911	423	2,384	4,718	1,480,527	9,845	—
Residential	300,988	3,343	285	1,524	5,152	306,140	7,636	—
Home equity	21,974	—	119	93	212	22,186	217	—
Consumer	41,991	1211	461	256	1928	43,919	259	—
Total loans	$1,840,762	$6,465	$1,288	$4,257	$12,010	$1,852,772	$17,957	$—

An ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Topic 310 - Receivables ("ASC 310") for loans individually evaluated for impairment and ASC Subtopic 450-20 - Contingencies for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank analyzes certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $0.1 million as of both June 30, 2022 and December 31, 2021. These loans are included in total loans individually evaluated for impairment and in total impaired loans as these are individually identified as impaired prior to the collective application of allocation rates to calculate impairment.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in a similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2022 and December 31, 2021, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $0.5 million.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at December 31, 2021	$8,027	$5,091	$982	$14,100	$948	$128	$2,427	$17,603
Charge-offs	—	—	—	—	—	—	(3,652)	(3,652)
Recoveries	10	62	—	72	—	4	1,664	1,740
Provision (release)	40	1,488	(15)	1,513	824	9	4,697	7,043
ALL balance at June 30, 2022	$8,077	$6,641	$967	$15,685	$1,772	$141	$5,136	$22,734
Individually evaluated for impairment	$1,076	$223	$—	$1,299	$84	$—	$212	$1,595
Collectively evaluated for impairment	$7,001	$6,418	$967	$14,386	$1,688	$141	$4,924	$21,139

(Dollars in thousands)
ALL balance at March 31, 2022	$6,869	$5,566	$735	$13,170	$1,127	$131	$3,766	$18,194
Charge-offs	—	—	—	—	—	—	(2,529)	(2,529)
Recoveries	9	55	—	64	—	2	1,289	1,355
Provision	1,199	1,020	232	2,451	645	8	2,610	5,714
ALL balance at June 30, 2022	$8,077	$6,641	$967	$15,685	$1,772	$141	$5,136	$22,734

Substantially all of the charge-offs during six months ended June 30, 2022 are related to our subprime consumer automobile portfolio of loans.

The following table presents the primary segments of our loan portfolio, excluding PCI loans, as of the period shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
June 30, 2022
Individually evaluated for impairment	$11,953	$1,182	$1,069	$14,204	$8,407	$198	$831	$23,640
Collectively evaluated for impairment	818,227	696,454	111,187	1,625,868	432,154	19,992	107,054	2,185,068
Total loans	$830,180	$697,636	$112,256	$1,640,072	$440,561	$20,190	$107,885	$2,208,708

The following table presents the primary segments of the ALL, excluding PCI loans, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at December 31, 2020	$12,193	$9,079	$2,761	$24,033	$1,378	$298	$51	$25,760
Charge-offs	(265)	—	—	(265)	—	—	—	(265)
Recoveries	198	16		214	—	8	3	225
Provision (release)	788	(1,148)	(963)	(1,323)	(15)	(22)	522	(838)
ALL balance at June 30, 2021	$12,914	$7,947	$1,798	$22,659	$1,363	$284	$576	$24,882
Individually evaluated for impairment	$841	$243	$—	$1,084	$—	$69	$—	$1,153
Collectively evaluated for impairment	$12,073	$7,704	$1,798	$21,575	$1,363	$215	$576	$23,729

(Dollars in thousands)
ALL balance at March 31, 2021	$11,718	$9,724	$2,837	$24,279	$1,513	$283	$49	$26,124
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	188	16	—	204	—	4	—	208
Provision (release)	1,008	(1,793)	(1,039)	(1,824)	(150)	(3)	527	(1,450)
ALL balance at June 30, 2021	$12,914	$7,947	$1,798	$22,659	$1,363	$284	$576	$24,882

The following table presents the primary segments of our loan portfolio, excluding PCI loans, as of the period shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
June 30, 2021
Individually evaluated for impairment	$7,238	$1,189	$1,527	$9,954	$6,966	$95	$3	$17,018
Collectively evaluated for impairment	791,702	485,715	98,478	1,375,895	248,969	24,738	10,109	1,659,711
Total Loans	$798,940	$486,904	$100,005	$1,385,849	$255,935	$24,833	$10,112	$1,676,729

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Troubled Debt Restructurings

At June 30, 2022 and December 31, 2021, the Bank had specific reserve allocations for TDRs of $0.4 million and $0.5 million, respectively. Loans considered to be troubled debt restructured loans totaled $12.3 million and $12.6 million as of June 30, 2022 and December 31, 2021, respectively. Of these totals, $4.3 million and $4.5 million represent accruing troubled debt restructured loans June 30, 2022 and December 31, 2021, respectively, and represent 19% and 21%, respectively, of total impaired loans. Meanwhile, as of June 30, 2022, $2.2 million represent three loans to two borrowers that have defaulted under the restructured terms during the previous 12 months. The largest of these loans, totaling $1.9 million, is a commercial loan, and the other three of these loans, totaling $0.3 million, are commercial acquisition and development loans that were considered TDRs due to extended interest-only periods and/or unsatisfactory repayment structures once transitioned to principal and interest payments. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of June 30, 2022 and December 31, 2021.

During the six months ended June 30, 2022 and 2021, no additional loans were classified as TDRs and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

Purchased Credit Impaired Loans

As a result of the acquisition of First State, we have PCI loans. The following table presents the carrying amount of the PCI loan portfolio for the periods shown:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial
Business	3,180	2,629
Real estate	—	11,018
Acquisition, development and construction	—	257
Total commercial	$3,180	$13,904
Residential	2,602	4,358
Consumer	—	413
Outstanding balance	$5,782	$18,675
Carrying amount, net of allowance	$5,782	$18,012

In June 2022, we sold PCI loans with an unpaid principal balance of $11.8 million, resulting in the recognition of additional accretion income of $1.0 million during the three months ended June 30, 2022.

The following table presents the accretable yield, or income expected to be collected, as of the periods shown:

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Beginning balance	$6,253	$8,247
Accretion of income	(985)	(939)
Accretion from disposals	(1,041)	—
Disposals	(1,271)	—
Other changes in expected cash flows	(1,047)	(33)
Ending balance	$1,909	$7,275

	Six Months Ended June 30,
	2022	2021
Beginning balance	$6,505	$8,313
Accretion of income	(1,793)	(1,960)
Accretion from disposals	(1,041)	—
Disposals	(1,271)	—
Other changes in expected cash flows	(491)	922
Ending balance	$1,909	$7,275

Income is not recognized on PCI loans if we cannot reasonably estimate cash flows expected to be collected and, as of June 30, 2022, we held no such loans.

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the PCI loan portfolio as of the periods shown:

	Commercial
(Dollars in thousands)	Business	Real Estate	Total Commercial	Residential	Consumer	Total
ALL balance as of December 31, 2021	$—	$—	$—	$544	$119	$663
Release	—	—	—	(544)	(119)	(663)
ALL balance as of June 30, 2022	$—	$—	$—	$—	$—	$—

ALL balance as of March 31, 2022	$112	$53	$165	$323	$126	$614
Release	(112)	(53)	(165)	(323)	(126)	(614)
ALL balance as of June 30, 2022	$—	$—	$—	$—	$—	$—

(Dollars in thousands)	Commercial Business	Residential	Total
ALL balance as of December 31, 2020	$—	$84	$84
Release	—	(84)	(84)
ALL balance as of June 30, 2021	$—	$—	$—

ALL balance as of March 31, 2021	$90	$—	$90
Release	(90)	—	(90)
ALL balance as of June 30, 2021	$—	$—	$—

As of June 30, 2022, the loans in our PCI portfolio were all collectively evaluated for impairment and are segmented into three categories: commercial loans totaling $3.2 million and residential loans totaling $2.6 million, for a portfolio total of $5.8 million.

The following table presents the classes of the PCI loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods shown:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2022
Commercial:
Business	$389	$—	$46	$2,745	$3,180
Total commercial	389	—	46	2,745	3,180
Residential	2,210	—	392		2,602
Total loans	$2,599	$—	$438	$2,745	$5,782

December 31, 2021
Commercial:
Business	$2,257	$159	$207	$6	$2,629
Real estate	7,499	1,571	1,948	—	11,018
Acquisition, development and construction	178	79	—	—	257
Total commercial	9,934	1,809	2,155	6	13,904
Residential	3,406	—	952	—	4,358
Consumer	36	—	377	—	413
Total loans	$13,376	$1,809	$3,484	$6	$18,675

The following table presents the classes of the PCI loan portfolio summarized by aging categories of performing loans and non-accrual loans as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans
June 30, 2022
Commercial:
Business	$592	$—	$—	$2,588	$2,588	$3,180
Total commercial	592	—	—	2,588	2,588	3,180
Residential	2,210	—	—	392	392	2,602
Total loans	$2,802	$—	$—	$2,980	$2,980	$5,782

December 31, 2021
Commercial:
Business	$2,416	$—	$—	$213	$213	$2,629
Real estate	7,680	649	—	2689	3338	11,018
Acquisition, development and construction	243	—	—	14	14	257
Total commercial	10,339	649	—	2,916	3,565	13,904
Residential	3,081	325	—	952	1,277	4,358
Consumer	36	—	—	377	377	413
Total loans	$13,456	$974	$—	$4,245	$5,219	$18,675

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

PPP Loans and CARES Act Deferrals

We actively participated in the PPP as a lender, evaluating other programs available to assist our clients and providing deferrals consistent with GSE guidelines. As of June 30, 2022, the outstanding balance of PPP loans totaled $9.8 million on loans originated through our internal commercial team and $12.6 million on loans originated through our partnership with a Fintech company.

As of June 30, 2022, all commercial and mortgage loans previously approved for COVID-19 related modifications, such as interest-only payment and payment deferrals, had returned to their previous payment structures. These modifications were not considered to be TDRs in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	17,719	16,841
Software	5,367	4,176
Construction in progress	502	531
Leasehold improvements	2,963	2,895
	43,409	41,301
Accumulated depreciation	(18,137)	(16,249)
Premises and equipment, net	$25,272	$25,052

We lease certain premises and equipment under operating and finance leases. At June 30, 2022, we had lease liabilities totaling $15.7 million, substantially all of which was related to operating leases, and right-of-use assets totaling $14.6 million, substantially all of which was related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2022, the weighted-average remaining lease term for operating leases was 11.9 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%. At June 30, 2022, the weighted-average remaining lease term for finance leases was 2.2 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 1.4%.

At December 31, 2021, we had lease liabilities totaling $18.6 million, of which $18.5 million was related to operating leases and $0.1 million was related to finance leases, and right-of-use assets totaling $17.5 million, of which $17.5 million was related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At December 31, 2021, the weighted-average remaining lease term for operating leases was 12 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.8%. At December 31, 2021, the weighted-average remaining lease term for finance leases was 1.8 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 2.0%.

The following table presents lease costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$445	$477	$890	$954
Short-term lease cost	8	2	14	3
Variable lease cost	10	9	19	19
Amortization of right-of-use assets, finance leases	14	14	29	28
Interest on lease liabilities, finance leases	—	—	—	1
Total lease cost	$477	$502	$952	$1,005

For operating leases with initial or remaining terms of one year or more as of June 30, 2022, the following table presents future minimum payments for the twelve month periods ended June 30:

(Dollars in thousands)	Operating Leases
2023	$851
2024	1,651
2025	1,579
2026	1,576
2027	1,584
2028 and thereafter	11,735
Total future minimum lease payments	$18,976
Less: Amounts representing interest	(3,340)
Present value of net future minimum lease payments	$15,636

There are no material future minimum payments on finance leases as of June 30, 2022.

Note 5 – Equity Method Investments

In accordance with Rule 10-01(b)(1) of Regulation S-X, we must assess whether our equity method investments are significant. In evaluating the significance of these investments, we performed the income and investment tests described in S-X 1-02(w) for each equity method investment. Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the tests exceeds 20% and if the investee for which separate financial statements would otherwise be required for annual periods. Under the income test, our proportionate share of the net income of ICM exceeded the applicable threshold of 20%, and criteria for reporting separate financial statements is also applicable, accordingly, we are required to provide summarized income statement information for this investee for all periods presented. There were no other equity method investments which met any of the applicable thresholds for interim reporting as of the quarter ended June 30, 2022.

Our equity method investments are initially recorded at fair value and subsequently adjusted for changes in the valuation of the entities and our share of the entities' earnings.

ICM

The following table presents summarized income statement information for our equity method investment in ICM for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Total revenues	$22,063	$40,080	$44,179	$90,877
Net income	$1,938	$10,921	$5,169	$26,785

Gain on sale of loans	$14,872	$44,308	$29,961	$91,902
Volume of loans sold	$692,553	$1,492,309	$1,380,646	$3,270,399

Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment is accounted for as an equity method investment. Our share of ICM's net income totaled $0.7 million and $2.0 million for the three and six months ended June 30, 2022, respectively, and $4.5 million and $11.0 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the mortgage pipeline was $1.11 billion and $1.01 billion, respectively.

Interchecks

Our ownership percentage of 16% of Interchecks allows us to have significant influence over the operations and decision making at Interchecks. Accordingly, the investment is accounted for as an equity method investment. Our share of net loss from Interchecks totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2022, respectively. During the six months ended June 30, 2022, we recorded a gain due to an observable transaction based on an in-substance sale of ownership in the amount of $1.9 million. The equity method investment in Interchecks is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

We have multiple business relationships with Interchecks beyond our investment. Interchecks is a banking client of ours and utilizes the software developed by Victor, which provides revenue to us. Additionally, Interchecks provides management services to MVB Technology, which provides revenue to Interchecks. Such revenues have not been material.

Ayers Socure II

Our ownership percentage of 10% of Ayers Socure II allows us to have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the six months ended June 30, 2022 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in total.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$1,342,916	$1,120,433
Interest-bearing demand	726,950	651,016
Savings and money markets	376,790	510,068
Time deposits, including CDs and IRAs	168,314	96,088
Total deposits	$2,614,970	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$9,073	$9,573

The following table presents the maturities of time deposits for the twelve month periods ended June 30:

(Dollars in thousands)
2023	$151,754
2024	10,664
2025	4,218
2026	986
2027	692
Total	$168,314

As of June 30, 2022, overdrawn deposit accounts totaling $3.7 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, Pennsylvania. As of June 30, 2022, the Bank's maximum borrowing capacity with the FHLB was $459.4 million and the remaining borrowing capacity was $380.7 million, with the difference being deposit letters of credit.

Short-term borrowings

As of June 30, 2022 and December 31, 2021, the Bank had no borrowings under Fed Funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at end of period	$—	$—
Average balance during the period	1,163	25,275
Maximum month-end balance	—	130,047
Weighted-average rate during the period	1.91%	0.05%
Weighted-average rate at end of period	—%	—%
Long-term borrowings

As of June 30, 2022 and December 31, 2021, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of June 30, 2022 and December 31, 2021, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $11.5 million and $15.8 million at June 30, 2022 and December 31, 2021, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at end of period	$11,152	$11,385
Average balance during the period	11,693	10,821
Maximum month-end balance	12,680	11,398
Weighted-average rate during the period	0.05%	0.12%
Weighted-average rate at end of period	0.05%	0.05%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at end of period	$73,158	$73,030
Average balance during the period	73,094	51,149
Maximum month-end balance	73,158	73,030
Weighted-average rate during the period	4.17%	4.28%
Weighted-average rate at end of period	3.80%	3.71%

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

Note 8 – Pension and Supplemental Executive Retirement Plans

Supplemental executive retirement plan

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million as of both June 30, 2022 and December 31, 2021. Service costs were not material for any periods covered by this report.

Pension plan

We participate in a trusteed pension plan known as the Allegheny Group Retirement Plan. Benefits are based on years of service and the employee’s compensation. Accruals under the plan were frozen as of May 31, 2014. Freezing the plan resulted in a remeasurement of the pension obligations and plan assets as of the freeze date. The pension obligation was remeasured using the discount rate based on the Citigroup Above Median Pension Discount Curve in effect on May 31, 2014 of 4.5%.

The following table presents information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of June 30, 2022 and 2021 for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest cost	$85	$78	170	156
Expected return on plan assets	(167)	(118)	(334)	(236)
Amortization of net actuarial loss	107	127	214	254
Net periodic benefit cost	$25	$87	$50	$174
Contributions paid	$—	$—	$—	$3,835

There was no service cost or amortization of prior service cost for the three and six months ended June 30, 2022 and 2021.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2022
Financial Assets:
Cash and cash equivalents	$161,761	$161,761	$161,761	$—	$—
Certificates of deposit with banks	496	496	—	496	—
Securities available-for-sale	376,737	376,737	—	339,702	37,035
Equity securities	34,250	34,250	264	—	33,986
Loans held-for-sale	11,856	11,856	—	11,856	—
Loans receivable, net	2,192,380	2,177,104	—	—	2,177,104
Servicing rights	1,040	1,063	—	—	1,063
Interest rate swap	4,398	4,398	—	4,398	—
Fair value hedge	204	204	—	204	—
Accrued interest receivable	9,202	9,202	—	2,249	6,953
Bank-owned life insurance	42,744	42,744	—	42,744	—

Financial Liabilities:
Deposits	$2,614,970	$2,440,813	$—	$2,440,813	$—
Repurchase agreements	11,152	11,152	—	11,152	—
Interest rate swap	4,398	4,398	—	4,398	—
Accrued interest payable	632	632	—	632	—
Subordinated debt	73,158	73,531	—	73,531	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$307,437	$307,437	$307,437	$—	$—
Certificates of deposits with banks	2,719	2,738	—	2,738	—
Securities available-for-sale	421,466	421,466	—	379,703	41,763
Equity securities	32,402	32,402	247	—	32,155
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,851,572	1,865,013	—	—	1,865,013
Servicing rights	2,812	2,831	—	—	2,831
Interest rate swap	6,702	6,702	—	6,702	—
Fair value hedge	1,552	1,552	—	1,552
Accrued interest receivable	7,860	7,860	—	2,402	5,458
Bank-owned life insurance	42,257	42,257	—	42,257	—

Financial liabilities:
Deposits	$2,377,605	$2,338,868	$—	$2,338,868	$—
Repurchase agreements	11,385	11,385	—	11,385	—
Interest rate swap	6,702	6,702	—	6,702	—
Fair value hedge	807	807	—	807	—
Accrued interest payable	690	690	—	690	—
Subordinated debt	73,030	74,774	—	74,774	—

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

The following measurements are made on a recurring basis:

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government-sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three and six months ended June 30, 2022. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on both a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and six months ended June 30, 2022. Valuation techniques are consistent with techniques used in prior periods.

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

Loans held-for-sale - The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost.

Bank-owned life insurance - Life insurance where the bank is both the policy beneficiary and owner. Bank-owned life insurance ("BOLI") is recorded at fair value on a recurring basis, and increases in cash surrender, contract value and net insurance proceeds at maturity are recorded as other income.

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$49,711	$—	$49,711
United States sponsored mortgage-backed securities	—	63,068	—	63,068
United States treasury securities	—	104,280	—	104,280
Municipal securities	—	107,489	37,035	144,524
Corporate debt securities	—	6,794	—	6,794
Other securities	—	855	—	855
Equity securities	264	—	—	264
Loans held-for-sale	—	11,856	—	11,856
Interest rate swap	—	4,398	—	4,398
Fair value hedge	—	204	—	204
Bank-owned life insurance	—	42,744	—	42,744
Liabilities:
Interest rate swap	—	4,398	—	4,398
Fair value hedge	—	(142)	—	(142)

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$40,437	$—	$40,437
United States sponsored mortgage-backed securities	—	76,108	—	76,108
United States treasury securities	—	110,389	—	110,389
Municipal securities	—	133,249	41,763	175,012
Corporate debt securities	—	11,142	—	11,142
Other debt securities	—	7,500	—	7,500
Other securities	—	878	—	878
Equity securities	247	—	—	247
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	1,552	—	1,552
Bank-owned life insurance	—	42,257	—	42,257
Liabilities:
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	807	—	807

The following table represents recurring Level III assets, consisting of only municipal securities, as of the periods shown:

(Dollars in thousands)	Total
Balance at March 31, 2022	$39,668
Realized and unrealized gains included in earnings	1
Purchase of securities	186
Maturities/calls	(785)
Unrealized loss included in other comprehensive income (loss)	(2,035)
Balance at June 30, 2022	$37,035

Balance at December 31, 2021	$41,763
Realized and unrealized gains included in earnings	8
Purchase of securities	1,048
Maturities/calls	(3,075)
Unrealized loss included in other comprehensive income (loss)	(2,709)
Balance at June 30, 2022	$37,035

Balance at March 31, 2021	$40,272
Realized and unrealized losses included in earnings	1
Purchase of securities	627
Maturities/calls	(1,241)
Unrealized gain included in other comprehensive income (loss)	3,293
Unrealized loss included in other comprehensive income (loss)	(3,182)
Balance at June 30, 2021	$39,770

Balance at December 31, 2020	$43,679
Realized and unrealized gains included in earnings	20
Purchase of securities	1,818
Maturities/calls	(5,174)
Unrealized gain included in other comprehensive income (loss)	4,420
Unrealized loss included in other comprehensive income (loss)	(4,993)
Balance at June 30, 2021	$39,770

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

The following table presents the fair value of these assets as of the periods shown:

	June 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$22,045	$22,045
Other real estate owned	—	—	1,334	1,334
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	33,986	33,986

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$21,980	$21,980
Other real estate owned	—	—	2,330	2,330
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	32,155	32,155

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2022
Nonrecurring measurements:
Impaired loans	$22,045	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,334	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$33,986	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$37,035	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

December 31, 2021
Nonrecurring measurements:
Impaired loans	$21,980	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,330	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$32,155	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$41,763	Appraisal of bond [3]	Bond appraisal adjustment [4]	1% - 20%

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except shares and per share data)	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$2,956	$9,247	$5,820	$17,332
Less: Dividends on preferred stock	—	—	—	35
Net income available to common shareholders	$2,956	$9,247	$5,820	$17,297

Denominator:
Total weighted-average shares outstanding	12,176,805	11,639,237	12,135,223	11,585,059
Effect of dilutive stock options and restricted stock units	718,776	972,793	735,669	864,914
Total diluted weighted-average shares outstanding	12,895,581	12,612,030	12,870,892	12,449,973

Earnings per share - basic	$0.24	$0.79	$0.48	$1.49
Earnings per share - diluted	$0.23	$0.73	$0.45	$1.39

Securities not included in the computation of diluted EPS because the effect would be antidilutive	499,887	225,991	496,625	213,652

Note 12 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Unrealized holding gains	$—	$1,708	$650	$2,851	Gain on sale of available-for-sale securities
	—	(400)	(152)	(668)	Income tax effect
	—	1,308	498	2,183	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(107)	$(127)	$(214)	$(254)	Salaries and employee benefits
	27	30	52	59	Income tax effect
	(80)	(97)	(162)	(195)	Net of tax
Investment hedge
Carrying value adjustment	187	(359)	197	(623)	Interest on investment securities
	(47)	84	(49)	146	Income tax effect
	140	(275)	148	(477)	Net of tax

Total reclassifications	$60	$936	$484	$1,511

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at March 31, 2022	$(13,766)	$(3,704)	$308	$(17,162)
Other comprehensive income (loss) before reclassification	(12,437)	239	—	(12,198)
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	(140)	(60)
Net current period other comprehensive income (loss)	(12,437)	319	(140)	(12,258)
Balance at June 30, 2022	$(26,203)	$(3,385)	$168	$(29,420)

Balance at December 31, 2021	147	(4,069)	316	(3,606)
Other comprehensive income (loss) before reclassification	(25,852)	522	—	(25,330)
Amounts reclassified from accumulated other comprehensive income (loss)	(498)	162	(148)	(484)
Net current period other comprehensive income (loss)	(26,350)	684	(148)	(25,814)
Balance at June 30, 2022	$(26,203)	$(3,385)	$168	$(29,420)

Balance at March 31, 2021	$1,863	$(3,644)	$(111)	$(1,892)
Other comprehensive income before reclassification	2,581	246	—	2,827
Amounts reclassified from accumulated other comprehensive income (loss)	(1,308)	97	275	(936)
Net current period other comprehensive income	1,273	343	275	1,891
Balance at June 30, 2021	$3,136	$(3,301)	$164	$(1)

Balance at December 31, 2020	7,586	(5,047)	(313)	2,226
Other comprehensive income (loss) before reclassification	(2,267)	1,551	—	(716)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,183)	195	477	(1,511)
Net current period other comprehensive income (loss)	(4,450)	1,746	477	(2,227)
Balance at June 30, 2021	$3,136	$(3,301)	$164	$(1)

Note 13 – Segment Reporting

We have identified five reportable segments: CoRe banking; mortgage banking; professional services; Edge Ventures; and financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Our Fintech division and MVB CDC are included in the CoRe banking segment. Revenue from our mortgage banking segment is primarily comprised of our share of net income from mortgage banking activities of our equity method investment in ICM. Professional services is the aggregate of Chartwell, Trabian and Paladin Fraud. Revenue from these operating segments is made up of primarily of professional consulting income to banks and Fintech companies. Edge Ventures is the aggregate of Victor, MVB Technology, Flexia and the Edge Ventures holding company. These operating segments are aggregated together as Edge Ventures and are all start-up Fintech software development companies. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended June 30, 2022	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$27,910	$103	$—	$—	$87	$(10)	$28,090
Interest expense	672	—	8	—	760	(10)	1,430
Net interest income (expense)	27,238	103	(8)	—	(673)	—	26,660
Provision for loan losses	5,100	—	—	—	—	—	5,100
Net interest income (expense) after provision for loan losses	22,138	103	(8)	—	(673)	—	21,560

Total noninterest income	7,093	787	5,686	110	3,228	(4,995)	11,909

Noninterest Expenses:
Salaries and employee benefits	9,948	—	3,872	724	4,439	—	18,983
Other expenses	10,913	94	1,407	1,170	2,247	(4,995)	10,836
Total noninterest expenses	20,861	94	5,279	1,894	6,686	(4,995)	29,819

Income (loss) before income taxes	8,370	796	399	(1,784)	(4,131)	—	3,650
Income taxes	1,771	207	95	(399)	(815)	—	859
Net income (loss)	6,599	589	304	(1,385)	(3,316)	—	2,791
Net loss attributable to noncontrolling interest	—	—	63	102	—	—	165
Net income (loss) available to common shareholders	$6,599	$589	$367	$(1,283)	$(3,316)	$—	$2,956

Capital expenditures for the three months ended June 30, 2022	$—	$—	$5	$829	$47	$—	$881
Total assets as of June 30, 2022	$3,003,459	$52,519	$16,463	$17,777	$338,132	$(443,922)	$2,984,428
Total assets as of December 31, 2021	$2,804,840	$50,202	$—	$—	$363,971	$(449,688)	$2,792,449
Goodwill as of June 30, 2022	$—	$—	$3,988	$—	$—	$—	$3,988
Goodwill as of December 31, 2021	$—	$—	$3,988	$—	$—	$—	$3,988

Three Months Ended June 30, 2021	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$20,736	$98	$—	$—	$—	$(1)	$20,833
Interest expense	1,287	—	3	—	490	(2)	1,778
Net interest income (expense)	19,449	98	(3)	—	(490)	1	19,055
Release of allowance for loan losses	(1,540)	—	—	—	—	—	(1,540)
Net interest income (expense) after provision for loan losses	20,989	98	(3)	—	(490)	1	20,595

Total noninterest income	6,700	4,546	3,286	—	2,309	(3,197)	13,644

Noninterest Expenses:
Salaries and employee benefits	8,038	—	2,212	134	3,277	—	13,661
Other expenses	10,289	23	1,167	122	1,337	(3,196)	9,742
Total noninterest expenses	18,327	23	3,379	256	4,614	(3,196)	23,403

Income (loss) before income taxes	9,362	4,621	(96)	(256)	(2,795)	—	10,836
Income taxes	1,266	1,120	(32)	(66)	(615)	—	1,673
Net income (loss)	8,096	3,501	(64)	(190)	(2,180)	—	9,163
Net loss attributable to noncontrolling interest	—	—	46	38	—	—	84
Net income (loss) available to common shareholders	$8,096	$3,501	$(18)	$(152)	$(2,180)	$—	$9,247

Capital expenditures for the three months ended June 30, 2021	$687	$22	$7	$—	$—	$—	$716

Six Months Ended June 30, 2022	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$51,081	$206	$—	$—	$80	$(15)	$51,352
Interest expense	1,331	—	15	—	1,513	(15)	2,844
Net interest income (expense)	49,750	206	(15)	—	(1,433)	—	48,508
Provision for loan losses	6,380	—	—	—	—	—	6,380
Net interest income (expense) after provision for loan losses	43,370	206	(15)	—	(1,433)	—	42,128

Total noninterest income	13,991	2,010	11,243	185	5,899	(9,549)	23,779

Noninterest Expenses:
Salaries and employee benefits	19,456	—	7,670	1,323	8,495	—	36,944
Other expenses	21,961	94	2,562	2,217	4,452	(9,549)	21,737
Total noninterest expenses	41,417	94	10,232	3,540	12,947	(9,549)	58,681

Income (loss) before income taxes	15,944	2,122	996	(3,355)	(8,481)	—	7,226
Income taxes	3,402	548	259	(761)	(1,684)	—	1,764
Net income (loss)	12,542	1,574	737	(2,594)	(6,797)	—	5,462
Net loss attributable to noncontrolling interest	—	—	158	200	—	—	358
Net income (loss) available to common shareholders	$12,542	$1,574	$895	$(2,394)	$(6,797)	$—	$5,820

Capital expenditures for the six months ended June 30, 2022	$250	$—	$26	$1,448	$385	$—	$2,109

Six Months Ended June 30, 2021	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$39,695	$202	$—	$—	$1	$(2)	$39,896
Interest expense	2,379	—	3	—	956	(2)	3,336
Net interest income (expense)	37,316	202	(3)	—	(955)	—	36,560
Release of allowance for loan losses	(920)	(2)	—	—	—	—	(922)
Net interest income (expense) after provision for loan losses	38,236	204	(3)	—	(955)	—	37,482

Total noninterest income	11,445	10,953	4,978	—	3,890	(5,164)	26,102

Noninterest Expenses:
Salaries and employee benefits	15,874	—	3,106	246	6,346	—	25,572
Other expenses	17,729	86	1,685	193	2,420	(5,164)	16,949
Total noninterest expenses	33,603	86	4,791	439	8,766	(5,164)	42,521

Income (loss) before income taxes	16,078	11,071	184	(439)	(5,831)	—	21,063
Income taxes	2,403	2,684	27	(113)	(1,159)	—	3,842
Net income (loss)	13,675	8,387	157	(326)	(4,672)	—	17,221
Net loss attributable to noncontrolling interest	—	—	46	65	—	—	111
Net income (loss) attributable to parent	13,675	8,387	203	(261)	(4,672)	—	17,332
Preferred stock dividends	—	—	—	—	35	—	35
Net income (loss) available to common shareholders	$13,675	$8,387	$203	$(261)	$(4,707)	$—	$17,297

Capital expenditures for the six months ended June 30, 2021	$928	$22	$7	$1,500	$—	$—	$2,457

Note 14 – Pending Acquisition

Warp Speed Holdings LLC

In March 2022, the Bank entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Warp Speed Holdings LLC, a Wyoming limited liability company (“Warp Speed”), pursuant to which the Bank agreed to purchase Class B Common Units of Warp Speed in an amount equal to 37.5% of the outstanding equity interests of Warp Speed on a fully-diluted basis (the “MVB Investment”). On April 28, 2022, MVB Financial Corp. assumed the Bank's obligations under the Purchase Agreement. The aggregate consideration to be paid for the MVB Investment at closing pursuant to the Purchase Agreement is $38.4 million in cash, plus $9.6 million in shares of MVB common stock, with the number of shares of MVB common stock to be issued based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to the closing date, which is currently expected to occur during the third quarter of 2022.
Note 15 – Subsequent Event

In August 2022, the Bank executed an amendment to an existing program management agreement with CK Progress, Inc., a subsidiary of Credit Karma, LLC, whereby the term of the agreement was renewed for a 24-month period through July 31, 2024.

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

Financial Results

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Net interest income increased $7.6 million, noninterest income decreased $1.7 million and noninterest expenses increased by $6.4 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our yield on earning assets (tax-equivalent) in the three months ended June 30, 2022 was 4.32% compared to 3.54% in the three months ended June 30, 2021. Loans receivable increased by $317.3 million to $2.22 billion during the three months ended June 30, 2022. Our overall cost of interest-bearing liabilities was 0.47% in the three months ended June 30, 2022 and 2021. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 4.10% in the three months ended June 30, 2022 compared to 3.24% in the three months ended June 30, 2021.

We earned $3.0 million in the three months ended June 30, 2022 compared to $9.2 million in the three months ended June 30, 2021. The three months ended June 30, 2022 earnings equated to a return on average assets of 0.4% and a return on average equity of 4.6%, compared to the three months ended June 30, 2021 results of 1.4% and 15.5%, respectively. Basic and diluted earnings per share were $0.24 and $0.23, respectively, for the three months ended June 30, 2022 compared to $0.79 and $0.73, respectively, for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Net interest income increased $11.9 million, noninterest income decreased $2.3 million and noninterest expenses increased by $16.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our yield on earning assets (tax-equivalent) in the six months ended June 30, 2022 was 3.84% compared to 3.54% in the six months ended June 30, 2021. Loans receivable increased by $345.3 million to $2.22 billion during the six months ended June 30, 2022. Our overall cost of interest-bearing liabilities was 0.45% in the six months ended June 30, 2022 compared to 0.47% in the six months ended June 30, 2021. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.63% in the six months ended June 30, 2022 compared to 3.25% in the six months ended June 30, 2021.

We earned $5.8 million in the six months ended June 30, 2022 compared to $17.3 million in the six months ended June 30, 2021. The six months ended June 30, 2022 earnings equated to a return on average assets of 0.4% and a return on average equity of 4.4%, compared to the six months ended June 30, 2021 results of 1.4% and 14.6%, respectively. Basic and diluted earnings per share were $0.48 and $0.45, respectively, for the six months ended June 30, 2022 compared to $1.49 and $1.39, respectively, for the six months ended June 30, 2021.

Corporate Updates

On March 13, 2022, the Bank entered into the Purchase Agreement with Warp Speed, pursuant to which the Bank agreed to make the MVB Investment. On April 28, 2022, MVB Financial Corp. assumed the Bank's obligations under the Purchase Agreement. The aggregate consideration to be paid for the MVB Investment at closing pursuant to the Purchase Agreement is $38.4 million in cash, plus $9.6 million in shares of MVB common stock, with the number of shares of MVB common stock to be issued based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to the closing date, which is currently expected to occur during the third quarter of 2022.
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

We actively participated in the PPP, and may evaluate other programs available to assist our clients and provide consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. As of June 30, 2022, we originated 734 PPP loans with outstanding balances of $9.8 million through our internal commercial team and originated 3,731 PPP loans with outstanding balances of $12.6 million through our partnership with a Fintech company.

Net Interest Income and Net Interest Margin (Average Balance Schedules)

The following tables present information regarding (1) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (2) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (3) the interest rate spread; (4) net interest income and margin; and (5) net interest income and margin (on a tax-equivalent basis) as of and for the periods shown. The average balances presented are derived from daily average balances.

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$197,613	$304	0.62%	$178,792	$40	0.09%
CDs with banks	1,582	9	2.28	11,803	58	1.97
Investment securities:
Taxable	237,745	838	1.41	254,536	625	0.98
Tax-exempt [2]	147,646	1,342	3.65	207,830	1,640	3.17
Loans and loans held-for-sale: [1]
Commercial [3]	1,564,266	20,021	5.13	1,416,669	15,884	4.50
Tax exempt [2]	4,930	52	4.23	6,905	78	4.53
Real estate	393,983	2,674	2.72	320,528	2,747	3.44
Consumer	88,366	3,142	14.26	6,550	122	7.47
Total loans	2,051,545	25,889	5.06	1,750,652	18,831	4.31
Total earning assets	2,636,131	28,382	4.32	2,403,613	21,194	3.54
Less: Allowance for loan losses	(19,927)			(26,625)
Cash and due from banks	5,579			22,141
Other assets	237,016			193,165
Total assets	$2,858,799			$2,592,294

Liabilities
Deposits:
NOW	$654,781	$256	0.16%	$716,924	$643	0.36%
Money market checking	380,295	184	0.19	466,091	221	0.19
Savings	27,496	1	0.01	52,992	—	—
IRAs	6,314	17	1.08	12,358	40	1.30
CDs	75,487	203	1.08	156,507	332	0.85
Repurchase agreements and federal funds sold	11,566	1	0.03	10,833	3	0.11
FHLB and other borrowings	2,312	8	1.39	55,402	49	0.35
Subordinated debt	73,126	760	4.17	43,462	490	4.52
Total interest-bearing liabilities	1,231,377	1,430	0.47	1,514,569	1,778	0.47
Noninterest-bearing demand deposits	1,331,357			810,298
Other liabilities	40,900			28,688
Total liabilities	2,603,634			2,353,555

Stockholders’ equity
Common stock	13,289			12,487
Paid-in capital	145,014			141,782
Treasury stock	(16,741)			(16,741)
Retained earnings	137,989			98,413
Accumulated other comprehensive income (loss)	(25,097)			2,194
Total stockholders’ equity	254,454			238,135
Noncontrolling interest	711			604
Total stockholders’ equity attributable to parent	255,165			238,739
Total liabilities and stockholders’ equity	$2,858,799			$2,592,294

Net interest spread (tax-equivalent)			3.85%			3.07%
Net interest income and margin (tax-equivalent) [2]		$26,952	4.10%		$19,416	3.24%
Less: Tax-equivalent adjustments		$(292)			$(361)
Net interest spread			3.80%			3.01%
Net interest income and margin		$26,660	4.06%		$19,055	3.18%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended June 30, 2022 and 2021, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $22.3 million at June 30, 2022 and $207.3 million at June 30, 2021, are included in this amount.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$395,494	$518	0.26%	$218,919	$105	0.10%
CDs with banks	1,964	22	2.26	11,803	115	1.96
Investment securities:
Taxable	239,849	1,486	1.25	213,944	1,256	1.18
Tax-exempt [2]	138,170	2,478	3.62	210,146	3,354	3.22
Loans and loans held-for-sale: [1]
Commercial [3]	1,509,071	37,000	4.94	1,339,983	30,055	4.52
Tax exempt [2]	4,998	105	4.24	7,055	159	4.54
Real estate	366,557	5,014	2.76	306,878	5,430	3.57
Consumer	71,588	5,271	14.85	7,120	160	4.53
Total loans	1,952,214	47,390	4.90	1,661,036	35,804	4.35
Total earning assets	2,727,691	51,894	3.84	2,315,848	40,634	3.54
Less: Allowance for loan losses	(19,139)			(26,399)
Cash and due from banks	5,822			21,549
Other assets	242,875			201,533
Total assets	$2,957,249			$2,512,531

Liabilities
Deposits:
NOW	$650,903	$449	0.14%	$618,478	$987	0.32%
Money market checking	423,053	386	0.18	476,628	452	0.19
Savings	38,706	2	0.01	46,366	5	0.02
IRAs	6,341	34	1.08	12,525	82	1.32
CDs	81,329	446	1.11	162,694	758	0.94
Repurchase agreements and federal funds sold	11,693	3	0.05	10,542	8	0.15
FHLB and other borrowings	1,163	11	1.91	50,901	88	0.35
Subordinated debt	73,094	1,513	4.17	43,444	956	4.44
Total interest-bearing liabilities	1,286,282	2,844	0.45	1,421,578	3,336	0.47
Noninterest-bearing demand deposits	1,365,037			816,078
Other liabilities	43,594			36,960
Total liabilities	2,694,913			2,274,616

Stockholders’ equity
Preferred stock	—			1,168
Common stock	13,373			12,433
Paid-in capital	144,408			139,330
Treasury stock	(16,741)			(16,741)
Retained earnings	137,815			99,336
Accumulated other comprehensive income (loss)	(17,325)			2,083
Total stockholders’ equity	261,530			237,609
Noncontrolling interest	806			306
Total stockholders’ equity attributable to parent	262,336			237,915
Total liabilities and stockholders’ equity	$2,957,249			$2,512,531

Net interest spread (tax-equivalent)			3.39%			3.07%
Net interest income and margin (tax-equivalent) [2]		$49,050	3.63%		$37,298	3.25%
Less: Tax-equivalent adjustments		$(542)			$(738)
Net interest spread			3.35%			3.00%
Net interest income and margin		$48,508	3.59%		$36,560	3.18%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the six months ended June 30, 2022 and 2021, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $22.3 million at June 30, 2022 and $207.3 million at June 30, 2021, are included in this amount.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net interest margin - U.S. GAAP basis
Net interest income	$26,660	$19,055	$48,508	$36,560
Average interest-earning assets	2,636,131	2,403,613	2,727,691	2,315,848
Net interest margin	4.06%	3.18%	3.59%	3.18%

Net interest margin - non-U.S. GAAP basis
Net interest income	$26,660	$19,055	$48,508	$36,560
Impact of fully tax-equivalent adjustment	292	361	542	738
Net interest income on a fully tax-equivalent basis	26,952	19,416	49,050	37,298
Average interest-earning assets	$2,636,131	$2,403,613	$2,727,691	$2,315,848
Net interest margin on a fully tax-equivalent basis	4.10%	3.24%	3.63%	3.25%

Key Metrics

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Book value per common share	$20.63	$21.12	$20.63	$21.12
Tangible book value per common share [5]	$20.14	$20.54	$20.14	$20.54
Efficiency ratio 1 5	77.3%	71.6%	81.2%	67.9%
Overhead ratio 2 3 5	4.2%	3.6%	4.0%	3.4%
Net loan charge-offs to total loans receivable [4]	0.2%	(0.1)%	0.2%	—%
Allowance for loan losses to total loans receivable	1.03%	1.50%	1.03%	1.47%
Nonperforming loans	$19,295	$15,501	$19,295	$15,501
Nonperforming loans to total loans receivable	0.9%	0.9%	0.9%	0.9%
Equity to assets	8.5%	9.1%	8.5%	9.1%
Community Bank Leverage Ratio	11.6%	11.0%	11.6%	11.0%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Non-U.S. GAAP metric

Tangible book value ("TBV") per common share was $20.14 and $20.54 as of June 30, 2022 and June 30, 2021, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of June 30,
(Dollars in thousands, except per share data)	2022	2021
Goodwill	$3,988	$4,119
Intangibles	1,981	2,692
Total intangibles	5,969	6,811

Total equity attributable to parent	252,300	248,611
Less: Total intangibles	(5,969)	(6,811)
Tangible common equity	246,331	241,800

Tangible common equity	246,331	241,800
Common shares outstanding (000s)	12,229	11,774
Tangible book value per common share	$20.14	$20.54

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

In 2022, the Federal Reserve raised its key interest rate from a range of 0.00% to 0.25% to a range of 1.50% to 1.75% as of June 30, 2022. Effective July 28, 2022, the Federal Reserve raised its key interest rate to a range of 2.25% to 2.50%. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near-term future.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Net interest margin (tax-equivalent) was 4.10% for the three months ended June 30, 2022 compared to 3.24% for the three months ended June 30, 2021. The increase in net interest margin (tax equivalent) was driven by the strong loan growth and higher loan yields, particularly driven by the consumer loan portfolio and by accelerated accretion of the discount on PCI loans sold during the quarter. Accelerated accretion of the discount on the PCI loan portfolio contributed approximately 20 basis points to net interest margin during the second quarter of 2022. Net interest spread (tax-equivalent) was 3.85% for the three months ended June 30, 2022 compared to 3.07% for the three months ended June 30, 2021. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 25 basis points in the three months ended June 30, 2022 compared to 17 basis points in the three months ended June 30, 2021. This was driven by the 78 basis point increase in yield on earning assets outpacing the impact of the increase of $521.1 million in average noninterest-bearing demand deposits.

During the three months ended June 30, 2022, net interest income increased by $7.6 million, or 39.9%, to $26.7 million from $19.1 million during the three months ended June 30, 2021. This increase is largely due to the increase in the average earning assets of $232.5 million being primarily funded by the increase in noninterest-bearing demand deposits of $521.1 million. Average total earning assets were $2.64 billion in the three months ended June 30, 2022 compared to $2.40 billion in the three months ended June 30, 2021. Total interest income increased by $7.3 million, or 34.8%, to $28.1 million in the three months ended June 30, 2022 from $20.8 million in the three months ended June 30, 2021. This increase in total interest income was driven by higher yields from new loan production at favorable interest rates, as well as the change in our loan portfolio, including the increase in consumer loans and accelerated accretion on PCI loans, which resulted in an increase in the yield on earning assets of 78 basis points. Average total loans increased to $2.05 billion in the three months ended June 30, 2022 from $1.75 billion in the three months ended June 30, 2021, primarily as the result of a $147.6 million increase in average commercial loans. The yield on total loans increased 75 basis points.

Average investment securities decreased $77.0 million as the result of a $60.2 million decrease in tax-exempt investments and a $16.8 million decrease in taxable investments during three months ended June 30, 2022, compared to three months ended June 30, 2021. The yield on tax-exempt securities increased 48 basis points and the taxable securities yield increased 43 basis points.

Average interest-bearing liabilities decreased by $283.2 million for three months ended June 30, 2022 from three months ended June 30, 2021. The decrease was primarily the result of average balance decrease of $85.8 million in money market checking accounts, $81.0 million in certificates of deposit, $62.1 million in negotiable order of withdrawal accounts and $53.1 million in FHLB and other borrowings, partially offset by average balance increase of $29.7 million in subordinated debt.

Average interest-bearing deposits were $1.14 billion for the three months ended June 30, 2022 and $1.40 billion for the three months ended June 30, 2021. Total interest expense decreased by $0.3 million, caused primarily by a $0.6 million decrease in deposit interest. The result was a zero basis point change in the cost of interest-bearing liabilities, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Net interest margin (tax-equivalent) was 3.63% for the six months ended June 30, 2022 compared to 3.25% for the six months ended June 30, 2021. Net interest spread (tax-equivalent) was 3.39% for the six months ended June 30, 2022 compared to 3.07% for the six months ended June 30, 2021. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 24 basis points in the six months ended June 30, 2022 compared to 18 basis points in the six months ended June 30, 2021. This was driven by the 30 basis point increase in yield on earning assets outpacing the impact of the increase of $549.0 million in average noninterest-bearing demand deposits.

During the six months ended June 30, 2022, net interest income increased by $11.9 million, or 32.7%, to $48.5 million from $36.6 million during the six months ended June 30, 2021. This increase is largely due to the increase in the average earning assets of $411.8 million being primarily funded by the increase in average noninterest-bearing demand deposits of $549.0 million. Average total earning assets were $2.73 billion in the six months ended June 30, 2022 compared to $2.32 billion in the six months ended June 30, 2021. Total interest income increased by $11.5 million, or 28.7%, to $51.4 million in the six months ended June 30, 2022 from $39.9 million in the six months ended June 30, 2021. This increase in total interest income was driven by higher yields from new loan production at favorable interest rates, as well as the change in our loan portfolio, including the increase in consumer loans and accelerated accretion on PCI loans, which resulted in the increase in yield on earning assets of 30 basis points. Average total loans increased to $1.95 billion in the six months ended June 30, 2022 from $1.66 billion in the six months ended June 30, 2021, primarily as the result of a $169.1 million increase in average commercial loans. The yield on total loans increased 55 basis points.

Average investment securities decreased $46.1 million as the result of a $72.0 million decrease in tax-exempt investments and offset by a $25.9 million increase in taxable investments during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The yield on tax-exempt securities increased 40 basis points and the taxable securities yield increased 7 basis points.

Average interest-bearing liabilities decreased by $135.3 million for the six months ended June 30, 2022 from the six months ended June 30, 2021. The decrease was primarily the result of average balance decrease of $81.4 million in certificates of deposit, $53.6 million in money market checking accounts and $49.7 million in FHLB and other borrowings, partially offset by an average balance increase of $32.4 million in negotiable order of withdrawal accounts and $29.7 million in subordinated debt.

Average interest-bearing deposits were $1.20 billion for the six months ended June 30, 2022 and $1.32 billion for the six months ended June 30, 2021. Total interest expense decreased by $0.5 million, caused primarily by a $1.0 million decrease in deposit interest, partially offset by a $0.6 million increase in interest on subordinated debt. The result was a 2 basis point decrease in the cost of interest-bearing liabilities, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

The cost of interest-bearing liabilities decreased to 0.45% in the six months ended June 30, 2022 from 0.47% in the six months ended June 30, 2021. This decrease is primarily the result of a decrease of 13 basis points in the cost of deposits and a 27 basis point decrease in the cost of subordinated debt, primarily from the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions were $5.1 million for the three months ended June 30, 2022 and $1.5 million was released for the three months ended June 30, 2021. The increase in loan loss provision is primarily the result of the changes to the outstanding balances of the loan portfolios, level of recognized charge-offs and resulting historical loss rates, as well as adjustments to the risk grading of loans within the portfolio.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Total loan balances, excluding PCI loans, increased $326.7 million during the three months ended June 30, 2022 versus an increase of $15.7 million in the three months ended June 30, 2021. The commercial loan portfolio increased by $158.7 million during the three months ended June 30, 2022, in comparison to an increase of $32.5 million in the three months ended June 30, 2021, while the residential mortgage loan portfolio increased by $127.0 million during the three months ended June 30, 2022, as compared to a $19.8 million decrease during the three months ended June 30, 2021. Additionally, our consumer loan portfolio increased by $42.3 million during the three months ended June 30, 2022, while it increased by $7.0 million in the three months ended June 30, 2021. Offsetting the commercial and total loan volume increases are SBA PPP loans, which decreased $19.4 million during the quarter ended June 30, 2022. In addition, net charge-offs during the three months ended June 30, 2022 totaled $1.2 million, compared to net recoveries of $0.2 million in the three months ended June 30, 2021. Provision was also impacted by a $1.0 million increase in the specific loan loss allocations in the three months ended June 30, 2022, relative to a $0.1 million increase in the three months ended June 30, 2021.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Total loan balances, excluding PCI loans, increased $355.9 million during the six months ended June 30, 2022 versus an increase of $260.0 million in the six months ended June 30, 2021. The commercial loan portfolio increased by $159.6 million during the six months ended June 30, 2022, in comparison to an increase of $250.0 million in the six months ended June 30, 2021, while the residential mortgage loan portfolio increased by $134.5 million during the six months ended June 30, 2022, while increasing by $15.6 million in the six months ended June 30, 2021. Included in the commercial and total loan volume increases are SBA PPP loans totaling $22.3 million as of June 30, 2022 compared to $207.3 million as of June 30, 2021. In addition, net charge-offs during the six months ended June 30, 2022 totaled $1.9 million compared to net charge-offs of $0.04 million in the six months ended June 30, 2021. Additionally, provision was impacted by a $1.1 million increase in the specific loan loss allocations in the six months ended June 30, 2022, relative to a $0.1 million decrease in the six months ended June 30, 2021.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generally account for the majority of our noninterest income. Also, from time to time, we recognize gains or losses on acquisition and divestiture activity.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Noninterest income for the three months ended June 30, 2022 and 2021 totaled $11.9 million and $13.6 million, respectively. The decrease in noninterest income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily the result of a decrease of $4.0 million in equity method investment income and $1.7 million in the gain on sale of available-for-sale securities. These decreases were partially offset by increases of $2.1 million in payment card, $1.9 million in compliance and consulting income and $1.2 million in other operating income.

Equity method investment income decreased $4.0 million due to mortgage income being down as a result of sharp increases in market interest rates during the second quarter. Gain on sale of available-for-sale securities decreased $1.7 million due to no sales of available-for-sale investments in the second quarter of 2022 compared to sales of $34.3 million in the second quarter of 2021. Compliance and consulting income increased $1.9 million, primarily due to team expansion. Payment card and service charge income increased $2.1 million due to several sponsoring agreements, new products and services as a result of recent investments in Fintech capabilities and our banking as a service relationships. Other operating income increased $1.2 million primarily due to the sale of mortgaging servicing rights during the three months ended June 30, 2022.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Noninterest income for the six months ended June 30, 2022 and 2021 totaled $23.8 million and $26.1 million, respectively. The decrease in noninterest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily the result of a decrease of $9.3 million in equity method investment income from ICM, $2.2 million in the gain on sale of available-for-sale securities and $1.3 million in holding gain on equity securities. These decreases were partially offset by increases of $4.5 million in compliance consulting income, $3.2 million in payment card and service charge income, $1.9 million in equity method holding gains and $0.5 million in other operating income.

Equity method investment income decreased $9.3 million for the six months ended June 30, 2022 primarily due to lower mortgage banking revenue. Gain on sale of available-for-sale securities decreased $2.2 million for the six months ended June 30, 2022 due to the decreased sales of available-for-sale securities totaling $60.6 million in the six months ended June 30, 2022 compared to $75.3 million in the six months ended June 30, 2021 and market conditions. Compliance and consulting income increased $4.5 million for the six months ended June 30, 2022 primarily by revenue growth from professional services companies. Payment card and service charge income increased $3.2 million for the six months ended June 30, 2022 due to increased interchange income from our banking-as-a-service relationships. Equity method holding gains increased $1.9 million primarily due to an increased investments in current equity method investment portfolio. Other operating income increased $0.5 million primarily due to the sale of mortgage servicing rights in June 2022.

Noninterest Expense

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Noninterest expense was $29.8 million and $23.4 million in the three months ended June 30, 2022 and 2021, respectively. Approximately 64% and 58% of noninterest expense for each of the three months ended June 30, 2022 and 2021, respectably, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations. The increase relative to the prior year period primarily reflects higher salaries and employee benefits costs of $5.3 million. The increases in salaries and employee benefits were due to continued hiring during the second quarter that resulted in a 35% increase in average full time equivalent employees for the first half of 2022 as compared to the first half of 2021, including front-line revenue producers and enhanced risk management infrastructure, amidst the transformation of the Company’s business model, mitigated in part by a focused reallocation of resources, including lower infrastructure costs related to a reduction in branch count.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Noninterest expense was $58.7 million and $42.5 million in the six months ended June 30, 2022 and 2021, respectively. Approximately 63% and 60% of noninterest expense for the six months ended June 30, 2022 and 2021, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations. The increase relative to the prior year period primarily reflects higher salaries and employee benefits costs of $11.4 million. The increases in salaries and employee benefits were due to continued hiring during the second quarter that resulted in a 35% increase in average full time equivalent employees for the first half of 2022 as compared to the first half of 2021, including front-line revenue producers and enhanced risk management infrastructure, amidst the transformation of the Company’s business model, mitigated in part by a focused reallocation of resources, including lower infrastructure costs related to a reduction in branch count.

Return on Assets and Equity

Assets

Total assets increased $192.0 million to $2.98 billion at June 30, 2022 from $2.79 billion at December 31, 2021. Earning assets increased $167.4 million to $2.76 billion at June 30, 2022 from $2.59 billion at December 31, 2021. This increase in earning assets was primarily driven by the $350.0 million increase in loans receivable to $2.22 billion at June 30, 2022, from $1.87 billion at December 31, 2021, partially offset by the $142.8 million decrease in interest-bearing deposits with banks from $298.6 million at December 31, 2021 to $155.8 million at June 30, 2022, as well as the decrease in investment securities available-for-sale of $44.8 million to $376.7 million at June 30, 2022, from $421.5 million at December 31, 2021.

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Our return on average assets was 0.4% for the three months ended June 30, 2022, compared to 1.4% for the three months ended June 30, 2021. The decreased return in 2022 is a result of a $6.2 million decrease in earnings, while average total assets increased by $270.0 million, mainly as the result of a $300.0 million increase in average total loans, a $18.8 million increase in average interest-bearing deposits with banks, partially offset by a $77.0 million decrease in average investment securities.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Our return on average assets was 0.4% for the six months ended June 30, 2022, compared to 1.4% for the six months ended June 30, 2021. The decreased return in 2022 is a result of a $11.5 million decrease in earnings being outpaced by an increase in average total assets of $444.7 million, mainly as the result of a $291.2 million increase in average total loans, a $176.6 million increase in average interest-bearing balances with banks, partially offset by a $46.1 million decrease in average investment securities.

Equity

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

Our return on average stockholders’ equity was 4.6% for the three months ended June 30, 2022, compared to 15.5% for the three months ended June 30, 2021. The decreased return in 2022 is a result of an $6.2 million decrease in earnings, while average equity increased by $16.5 million.

Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

Our return on average stockholders’ equity was 4.4% for the six months ended June 30, 2022, compared to 14.6% for the six months ended June 30, 2021. The decreased return in 2022 is a result of a $11.5 million decrease in earnings, while average equity increased by $24.4 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $161.8 million at June 30, 2022, compared to $307.4 million at December 31, 2021. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $411.0 million at June 30, 2022, compared to $453.9 million at December 31, 2021. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Available-for-sale securities:
United States government agency securities	$49,711	$40,437
United States sponsored mortgage-backed securities	63,068	76,108
United States treasury securities	104,280	110,389
Municipal securities	144,524	175,012
Corporate debt securities	6,799	11,142
Other debt securities	7,500	7,500
Other securities	855	878
Total investment securities available-for-sale	$376,737	$421,466

Equity securities	$34,250	$32,402

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

Loans

Our loan portfolio totaled $2.22 billion as of June 30, 2022 and $1.87 billion as of December 31, 2021. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily driven by our strategic lending partnerships.

For more information regarding our loans, see Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At June 30, 2022 and December 31, 2021, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, there is a concentration within the healthcare industry which includes loans to physicians, nursing homes and pharmacies.

Allowance for Loan Losses

The ALL was $22.7 million or 1.03% of loans receivable at June 30, 2022 compared to $18.3 million or 0.98% of loans receivable at December 31, 2021. This ratio remained constant due to increased loan loss provision of $6.4 million, offset by a decrease in net charge-offs totaling $2.0 million for the six months ended June 30, 2022. The increase in ALL was primarily the result of changes to the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs and changes in the resulting historical loss rates, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in the allowance for loan losses. More specifically, loan portfolios with lower loss allocation rates, such as the PPP portfolio, saw a large decrease in loan balances, while the subprime consumer automobile portfolio, with its relatively higher allocation rate, saw an increase in loan balances. The total increase in the ALL of $4.5 million is the product of a $1.6 million increase in ALL required by changes in loan balances and allocation rates for the commercial loan portfolio segments, a $1.2 million increase in ALL caused by the changes in loan balances and allocation rates for the subprime consumer automobile portfolio and $1.7 million increase in ALL caused by the changes in loan balances and allocation rates for all other loan portfolio segments combined.

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

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $2.61 billion, or 96.9% of funding sources at June 30, 2022. This same information at December 31, 2021 reflected $2.38 billion in deposits representing 96.6% of funding sources. Subordinated debt of $73.2 million represented 2.7% of funding sources at June 30, 2022 and $73.0 million, or 3.0% of funding sources at December 31, 2021. There were no outstanding amounts due to FHLB and other borrowings at June 30, 2022 and December 31, 2021. Repurchase agreements, which are available to large corporate customers, represented 0.4% of funding sources at both June 30, 2022 and 0.5% at December 31, 2021.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the Company. At June 30, 2022, noninterest-bearing balances totaled $1.34 billion, compared to $1.12 billion at December 31, 2021, or 51.4% and 47.1%, respectively, of total deposits. Interest-bearing deposits totaled $1.27 billion at June 30, 2022, compared to $1.26 billion at December 31, 2021, or 48.6% and 52.9%, respectively, of total deposits. The main driver of deposit growth has been the increase in Fintech deposits from $1.14 billion at December 31, 2021 to $1.42 billion as of June 30, 2022, through the addition of new relationships and continuing to grow current relationships. This growth in Fintech deposits is primarily due to the increase in gaming deposits. Gaming deposits, which are included in total Fintech deposits, totaled $1.01 billion as of June 30, 2022, compared to $911.6 million at December 31, 2021. Gaming deposits hold a significant concentration of our deposits and of those gaming deposits, $509.7 million is with one client at June 30, 2022, compared to $484.0 million at December 31, 2021. We currently expect our Fintech banking deposits to continue to grow.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$1,342,916	$1,120,433
Interest-bearing demand	726,950	651,016
Savings and money markets	376,790	510,068
Time deposits, including CDs and IRAs	168,314	96,088
Total deposits	$2,614,970	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$9,073	$9,573

Average interest-bearing deposits were $1.14 billion during the three months ended June 30, 2022, compared to $1.40 billion during the same time period in 2021 and average noninterest-bearing deposits were $1.33 billion during the three months ended June 30, 2022 compared to $810.3 million during the same time period in 2021.

Average interest-bearing deposits were $1.20 billion during the six months ended June 30, 2022 compared to $1.32 billion during the same time period in 2021 and average noninterest-bearing deposits were $1.37 billion during the six months ended June 30, 2022 compared to $816.1 million during the same time period in 2021.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital and Stockholders' Equity

During the six months ended June 30, 2022, stockholders’ equity decreased $22.4 million to $252.9 million. This decrease consists of other comprehensive loss of $25.8 million, primarily due to unrealized holding loss on available-for-sale securities, net of taxes, of $25.9 million and cash dividends paid of $4.1 million, partially offset by net income available to common shareholders of $5.8 million, stock-based compensation of $1.4 million and common stock options exercised totaling $1.1 million.

With the stockholders’ equity decreasing as noted above and being outpaced by the growth in assets of $192.0 million in the six months ended June 30, 2022, the equity to assets ratio decreased from 9.8% at December 31, 2021 to 8.5% at June 30, 2022. We paid dividends to common shareholders of $4.1 million and $2.6 million in the six months ended June 30, 2022 and 2021, respectively, compared to earnings of $5.8 million and $17.3 million in the six months ended June 30, 2022 and 2021, respectively, resulting in the dividend payout ratio increasing to 71.0% in the six months ended June 30, 2022 from 14.8% in the six months ended June 30, 2021.

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
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9% or temporarily prescribed threshold established in response to COVID-19.

The Bank's CBLR at June 30, 2022 was 11.6%, which is above the well-capitalized standard of 8.5%. Management believes that capital continues to provide a strong base for profitable growth.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the six months ended June 30, 2022, cash provided by financing activities totaled $233.4 million, cash used by investing activity totaled $368.5 million and cash used by operating activities totaled $10.5 million. Significant changes in operating cash flows during the quarter include outflows for loans originated for sale of $28.3 million related to the SBA lending program and outflows for changes in other assets of $19.9 million from BaaS products, partially offset by proceeds of loans sold of $45.4 million related to the SBA lending program and sale of PCI loans. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

We continue to experience increasing concentrations of deposits from emerging industries and have instituted policies and procedures to ensure that we maintain adequate liquidity to manage such deposit levels. For instance, gaming deposits totaled $1.01 billion as of June 30, 2022, compared to $911.6 million at December 31, 2021. Gaming deposits hold a significant concentration of our deposits and of those gaming deposits, $509.7 million is with one client at June 30, 2022, compared to $484.0 million at December 31, 2021.

Current Economic Conditions

We consider our primary market area for CoRe banking services to be comprised of North Central West Virginia and Northern Virginia. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.8% and 6.1% for June 2022 and 2021, respectively.

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

Item 4 – Controls and Procedures

As of June 30, 2022, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

MVB Financial Corp.

Date:	August 8, 2022	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	August 8, 2022	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)