Form 10-Q
period 2022-09-30
MVB FINANCIAL CORP
filed 2022-11-08
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of November 7, 2022, there were 12,609,965 shares of our common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q, other than statements that are based on historical data, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of MVB Financial Corp. and its subsidiaries and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the Coronavirus Disease ("COVID-19") pandemic, risk of recession, rising interest rates and the effects of inflation on our operations and operating expenses;
●	ability to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes in local, national and international political and economic conditions, including, without limitation, major developments such as wars, natural disasters, epidemics and pandemics, military actions and terrorist attacks;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●
the length, severity, magnitude and duration of the COVID-19 pandemic and the direct and indirect impacts of the COVID-19 pandemic, including its impact on our financial condition and business operations;

●	unanticipated changes in our liquidity position, including but not limited to changes in access to sources of liquidity and capital to address our liquidity needs;
●	deposits include certain concentrations with large customers and industries;
●	inflation and changes in interest rates;
●	the quality and composition of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the discontinued use of the London Inter-bank Offered Rate (“LIBOR”) and the transition to an alternative rate;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;

●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model, as well as changes to address the impact of COVID-19 through the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and other legislative and regulatory responses to the COVID-19 pandemic;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,852	$8,878
Interest-bearing balances with banks	73,094	298,559
Total cash and cash equivalents	79,946	307,437
Certificates of deposit with banks	—	2,719
Investment securities available-for-sale	366,742	421,466
Equity securities	34,101	32,402
Loans held-for-sale	19,977	—
Loans receivable	2,471,395	1,869,838
Allowance for loan losses	(26,515)	(18,266)
Loans receivable, net	2,444,880	1,851,572
Premises and equipment, net	24,668	25,052
Bank-owned life insurance	42,992	42,257
Equity method investments	37,871	40,013
Accrued interest receivable and other assets	84,757	65,543
Goodwill	3,988	3,988
TOTAL ASSETS	$3,139,922	$2,792,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,411,772	$1,120,433
Interest-bearing	1,285,186	1,257,172
Total deposits	2,696,958	2,377,605
Accrued interest payable and other liabilities	42,144	55,126
Repurchase agreements	9,910	11,385
FHLB and other borrowings	73,328	—
Subordinated debt	73,222	73,030
Total liabilities	2,895,562	2,517,146

STOCKHOLDERS’ EQUITY
Common stock - par value $1;20,000,000 shares authorized; 13,134,951 and 12,286,935 shares issued and outstanding, respectively, as of September 30, 2022 and 12,934,966 and 12,086,950 shares issued and outstanding, respectively, as of December 31, 2021	13,135	12,935
Additional paid-in capital	146,950	143,521
Retained earnings	140,546	138,219
Accumulated other comprehensive loss	(39,977)	(3,606)
Treasury stock - 848,016 shares as of September 30, 2022 and December 31, 2021, at cost	(16,741)	(16,741)
Total equity attributable to parent	243,913	274,328
Noncontrolling interest	447	975
Total stockholders' equity	244,360	275,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,139,922	$2,792,449
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$31,789	$18,530	$79,074	$54,175
Interest on deposits with banks	114	112	654	332
Interest on investment securities	897	575	2,383	1,831
Interest on tax-exempt loans and securities	1,103	1,267	3,144	4,042
Total interest income	33,903	20,484	85,255	60,380

INTEREST EXPENSE
Interest on deposits	2,974	898	4,291	3,182
Interest on short-term borrowings	312	9	326	105
Interest on subordinated debt	771	481	2,284	1,437
Total interest expense	4,057	1,388	6,901	4,724

NET INTEREST INCOME	29,846	19,096	78,354	55,656
Provision (release of allowance) for loan losses	5,120	380	11,500	(542)
Net interest income after provision (release of allowance) for loan losses	24,726	18,716	66,854	56,198

NONINTEREST INCOME
Payment card and service charge income	3,313	1,685	9,970	5,104
Insurance and investment services income	195	236	667	707
Gain on sale of available-for-sale securities, net	—	529	650	3,380
Gain (loss) on sale of equity securities, net	(156)	—	(56)	5
Gain on sale of loans, net	1,298	908	3,786	3,125
Holding gain (loss) on equity securities, net	(61)	536	(146)	1,750
Compliance and consulting income	3,736	3,013	11,355	6,162
Equity method investment income (loss)	(1,021)	3,573	666	14,570
Gains on acquisition and divestiture activity	—	10,783	—	10,783
Equity method investment gain	—	—	1,874	—
Other operating income	887	688	3,204	2,467
Total noninterest income	8,191	21,951	31,970	48,053

NONINTEREST EXPENSES
Salaries and employee benefits	18,316	16,528	55,260	42,100
Occupancy expense	1,130	1,024	3,009	3,297
Equipment depreciation and maintenance	1,519	1,250	4,012	3,497
Data processing and communications	1,039	1,080	3,110	3,409
Marketing, contributions and sponsorships	226	207	746	418
Professional fees	2,684	2,665	8,034	6,857
Insurance, tax and assessment expense	627	532	1,777	1,570
Travel, entertainment, dues and subscriptions	2,034	1,437	6,355	3,525
Other operating expenses	2,390	1,106	6,343	3,677
Total noninterest expense	29,965	25,829	88,646	68,350
Income before income taxes	2,952	14,838	10,178	35,901
Income taxes	397	3,164	2,161	7,006

Net income before noncontrolling interest	2,555	11,674	8,017	28,895
Net loss attributable to noncontrolling interest	163	154	521	265
Net income attributable to parent	2,718	11,828	8,538	29,160
Preferred dividends	—	—	—	35
Net income available to common shareholders	$2,718	$11,828	$8,538	$29,125

Earnings per common shareholder - basic	$0.22	$1.00	$0.70	$2.49
Earnings per common shareholder - diluted	$0.21	$0.92	$0.66	$2.32
Weighted-average shares outstanding - basic	12,238,505	11,880,348	12,170,028	11,684,570
Weighted-average shares outstanding - diluted	12,854,951	12,824,309	12,852,574	12,565,809

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income before noncontrolling interest	$2,555	$11,674	$8,017	$28,895

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available-for-sale	(14,437)	239	(48,587)	(2,723)
Reclassification adjustment for gain recognized in income	—	(529)	(650)	(3,380)
Change in defined benefit pension plan	156	(914)	845	1,112
Reclassification adjustment for amortization of net actuarial loss recognized in income	107	127	321	381
Reclassification adjustment for carrying value adjustment - investment hedge (gain) loss recognized in income	56	14	(141)	637
Other comprehensive loss, before tax	(14,118)	(1,063)	(48,212)	(3,973)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gain (loss) on securities available-for-sale	3,641	(56)	11,939	638
Reclassification adjustment for gain recognized in income	—	124	152	793
Change in defined benefit pension plan	(39)	214	(206)	(261)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(27)	(30)	(79)	(89)
Reclassification adjustment for carrying value adjustment - investment hedge (gain) loss recognized in income	(14)	(3)	35	(149)
Income taxes related to items of other comprehensive income (loss)	3,561	249	11,841	932

Total other comprehensive loss, net of tax	(10,557)	(814)	(36,371)	(3,041)

Comprehensive loss attributable to noncontrolling interest	163	154	521	265

Comprehensive income (loss)	$(7,839)	$11,014	$(27,833)	$26,119

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2021	—	$—	12,934,966	$12,935	$143,521	$138,219	$(3,606)	848,016	$(16,741)	$274,328	$975	$275,303

Net income (loss)	—	—	—	—	—	2,864	—	—	—	2,864	(193)	2,671
Other comprehensive loss	—	—	—	—	—	—	(13,556)	—	—	(13,556)	—	(13,556)
Dividends on common stock ($0.17 per share)	—	—	—	—	—	(2,059)	—	—	—	(2,059)	—	(2,059)
Stock-based compensation	—	—	—	—	674	—	—	—	—	674	—	674
Stock-based compensation related to equity method investment	—	—	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	—	—	56,174	56	669	—	—	—	—	725	—	725
Balance at March 31, 2022	—	$—	12,991,140	$12,991	$144,968	$139,024	$(17,162)	848,016	$(16,741)	$263,080	$782	$263,862

Net income (loss)	—	—	—	—	—	2,956	—	—	—	2,956	(165)	2,791
Other comprehensive loss	—	—	—	—	—	—	(12,258)	—	—	(12,258)	—	(12,258)
Dividends on common stock ($0.17 per share)	—	—	—	—	—	(2,076)	—	—	—	(2,076)	—	(2,076)
Stock-based compensation	—	—	—	—	757	—	—	—	—	757	—	757
Stock-based compensation related to equity method investment	—	—	—	—	173	—	—	—	—	173	—	173
Common stock options exercised	—	—	30,200	30	362	—	—	—	—	392	—	392
Restricted stock units vested	—	—	73,300	73	(73)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(17,596)	(17)	(674)	—	—	—	—	(691)	—	(691)
Stock purchase from noncontrolling interest	—	—	—	—	(33)	—	—	—	—	(33)	(7)	(40)

Balance at June 30, 2022	—	$—	13,077,044	$13,077	$145,480	$139,904	$(29,420)	848,016	$(16,741)	$252,300	$610	$252,910

Net income (loss)	—	—	—	—	—	2,718	—	—	—	2,718	(163)	2,555
Other comprehensive loss	—	—	—	—	—	—	(10,557)	—	—	(10,557)	—	(10,557)
Dividends on common stock ($0.17 per share)	—	—	—	—	—	(2,076)	—	—	—	(2,076)	—	(2,076)
Stock-based compensation	—	—	—	—	671	—	—	—	—	671	—	671
Stock-based compensation related to equity method investment	—	—	—	—	139	—	—	—	—	139	—	139
Common stock options exercised	—	—	55,853	56	662	—	—	—	—	718	—	718
Restricted stock units vested	—	—	2,054	2	(2)	—	—	—	—	—	—	—
Balance at September 30, 2022	—	$—	13,134,951	$13,135	$146,950	$140,546	$(39,977)	848,016	$(16,741)	$243,913	$447	$244,360

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2020	733	$7,334	12,374,322	$12,374	$129,119	$105,171	$2,226	848,016	$(16,741)	$239,483	$—	$239,483

Net income (loss)	—	—	—	—	—	8,085	—	—	—	8,085	(27)	8,058
Other comprehensive loss	—	—	—	—	—	—	(4,118)	—	—	(4,118)	—	(4,118)
Dividends on common stock ($0.10 per share)	—	—	—	—	—	(1,153)	—	—	—	(1,153)	—	(1,153)
Dividends on preferred stock	—	—	—	—	—	(35)	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	592	—	—	—	—	592	—	592
Redemption of preferred stock	(733)	(7,334)	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Common stock options exercised	—	—	52,584	53	637	—	—	—	—	690	—	690
Restricted stock units issued	—	—	11,155	11	(11)	—	—	—	—	—	—	—
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	500	500
Balance at March 31, 2021	—	$—	12,438,061	$12,438	$130,337	$112,068	$(1,892)	848,016	$(16,741)	$236,210	$473	$236,683

Net income (loss)	—	—	—	—	—	9,247	—	—	—	9,247	(84)	9,163
Other comprehensive income	—	—	—	—	—	—	1,891	—	—	1,891	—	1,891
Dividends on common stock ($0.12 per share)	—	—	—	—	—	(1,405)	—	—	—	(1,405)	—	(1,405)
Stock-based compensation	—	—	—	—	692	—	—	—	—	692	—	692
Common stock options exercised	—	—	108,511	108	1,499	—	—	—	—	1,607	—	1,607
Restricted stock units issued	—	—	57,906	58	(58)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	—	—	(231)	—	—	—	—	(231)	—	(231)
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	400	400
Common stock issued related to Trabian acquisition	—	—	17,597	18	582	—	—	—	—	600	—	600
Balance at June 30, 2021	—	$—	12,622,075	$12,622	$132,821	$119,910	$(1)	848,016	$(16,741)	$248,611	$789	$249,400

Net income	—	—	—	—	—	11,828	—	—	—	11,828	(154)	11,674
Other comprehensive income	—	—	—	—	—	—	(814)	—	—	(814)	—	(814)
Dividends on common stock ($0.14 per share)	—	—	—	—	—	(1,672)	—	—	—	(1,672)	—	(1,672)
Stock-based compensation	—	—	—	—	1,055	—	—	—	—	1,055	—	1,055
Common stock options exercised	—	—	64,399	64	1,044	—	—	—	—	1,108	—	1,108
Restricted stock units issued	—	—	1,410	1	(1)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	—	—	(25)	—	—	—	—	(25)	—	(25)
Common stock issued related to stock-based compensation	—	—	24,408	25	975	—	—	—	—	1,000	—	1,000
Common stock issued related to Interchecks investment	—	—	107,928	108	4,366	—	—	—	—	4,474	—	4,474
MVB Technology membership units issued	—	—	—	—	—	—	—	—	—	—	500	500
Balance at September 30, 2021	—	$—	12,820,220	$12,820	$140,235	$130,066	$(815)	848,016	$(16,741)	$265,565	$1,135	$266,700

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income before noncontrolling interest	$8,017	$28,895
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	2,020	3,011
Net amortization of deferred loan costs	1,877	2,062
Provision (release of allowance) for loan losses	11,500	(542)
Depreciation and amortization	3,241	2,800
Stock-based compensation	2,102	2,339
Stock-based compensation related to equity method investment	416	—
Loans originated for sale	(69,907)	(23,950)
Proceeds of loans sold	58,933	17,871
Holding (gain) loss on equity securities	146	(1,750)
Gain on sale of available-for-sale securities, net	(650)	(3,380)
(Gain) loss on sale of equity securities, net	56	(5)
Gain on sale of loans	(3,786)	(3,125)
Gains on acquisition and divestiture activity	—	(10,783)
Gain on sale of other real estate owned	(38)	(116)
Income on bank-owned life insurance	(735)	(749)
Deferred income taxes	16	(1,186)
Equity method investment income	(666)	(14,570)
Equity method investment gain	(1,874)	—
Return on equity method investment	4,682	29,795
Other assets	401	(503)
Other liabilities	(11,970)	(14,327)
Net cash from operating activities	3,781	11,787
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(77,464)	(176,468)
Maturities/paydowns of available-for-sale investment securities	18,751	38,846
Sales of available-for-sale investment securities	60,635	103,365
Purchases of premises and equipment	(2,730)	(3,589)
Net increase in loans	(611,972)	(356,623)
Purchases of restricted bank stock	(38,779)	(1,410)
Redemptions of restricted bank stock	31,924	2,821
Proceeds from maturities of certificates of deposit with banks	2,719	2,221
Proceeds from sale of other real estate owned	1,256	2,761
Purchase of equity securities	(2,972)	(3,472)
Sales of equity securities	1,261	61
Net cash transferred for banking center sale	—	(95,697)
Cash paid for acquisitions, net of cash acquired	—	(772)
Net cash from investing activities	(617,371)	(487,956)
FINANCING ACTIVITIES
Net increase in deposits	319,353	579,875
Net change in repurchase agreements	(1,475)	873
Net change in FHLB and other borrowings	73,328	—
Issuance of subordinated debt	—	30,000
Payment of subordinated debt issuance costs	—	(441)
Preferred stock redemption	—	(7,334)
Common stock options exercised	1,835	3,405
Withholding cash issued in lieu of restricted stock	(691)	(256)
Cash dividends paid on common stock	(6,211)	(4,230)
Cash dividends paid on preferred stock	—	(35)
Issuance of subsidiary membership units	—	500

Stock purchase from noncontrolling interest	(40)	—
Net cash from financing activities	386,099	602,357
Net change in cash and cash equivalents	(227,491)	126,188
Cash and cash equivalents, beginning of period	307,437	263,893
Cash and cash equivalents, end of period	$79,946	$390,081

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$6,299	$4,488
Income taxes	418	9,600

Business combination non-cash disclosures:
Assets acquired in business combination, net of cash acquired	$—	$739
Liabilities assumed in business combination	—	605

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interests at acquisition date	$—	$1,400
Loans transferred to other real estate owned	70	357
Change in unrealized holding losses on securities available-for-sale	51,242	—
Restricted stock units vested	75	70
Employee stock-based compensation tax withholding obligations	(17)	4,155
Common stock issued related to acquisitions	—	708
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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with a primary focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex, from both an operational and regulatory perspective. We believe that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, we believe these industries offer an excellent source of stable, low cost deposits and noninterest, fee-based income. We analyze each industry, as well as any new products or services provided, thoroughly, both from an operational and regulatory viewpoint.

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements included in the 2021 Form 10-K. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2021 Form 10-K. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Wholly-owned investments or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

The Bank owns controlling interests in Flexia, Trabian and MVB Technology. We own an 80.0% interest in Flexia, an 80.8% interest in Trabian and a 93.4% interest in MVB Technology. Accordingly, we are required to consolidate 100% of each entity within the consolidated financial statements. The remaining interests of these entities are accounted for separately as noncontrolling interests within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of September 30, 2022, we held three equity method investments.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired ("PCI") loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies (“SRCs”). Effective as of the first quarter of 2022, we no longer qualified as an SRC. However, because we met the criteria to be an SRC as of the issuance date of this guidance, we are eligible for the delay in effective date and plan to adopt this standard for fiscal years ending after December 15, 2022. We currently expect to recognize a one-time cumulative effect adjustment to the ALL as of January 1, 2023, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional implementation team. This cross-functional team is currently in the process of testing the model and completing the implementation plan, which will include assessment and documentation of processes, internal controls and data sources; model testing and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of this standard. The adoption of this standard could result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Upon adoption of ASU 2016-13, we currently expect to record an increase in our allowance for credit losses of between 15% and 25%, not including any change in unfunded commitment liability; however, the ultimate impact of adoption on our allowance for credit losses could vary significantly from our current estimate as it is influenced by, among other things, the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts as of the adoption date.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. We will continue to assess the impact as the reference rate transition occurs over the next year. As of September 30, 2022, we had loans totaling $437.98 million that reference LIBOR which will be transitioned to the secured overnight financing rate ("SOFR") effective June 30, 2023.

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

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$52,276	$20	$(6,148)	$46,148
United States sponsored mortgage-backed securities	69,708	—	(11,879)	57,829
United States treasury securities	121,479	—	(10,447)	111,032
Municipal securities	156,765	2,860	(23,867)	135,758
Corporate debt securities	7,654	—	(14)	7,640
Other debt securities	7,500	—	—	7,500
Total debt securities	415,382	2,880	(52,355)	365,907
Other securities	835	—	—	835
Total investment securities available-for-sale	$416,217	$2,880	$(52,355)	$366,742

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$41,105	$228	$(896)	$40,437
United States sponsored mortgage-backed securities	77,519	222	(1,633)	76,108
United States treasury securities	112,133	—	(1,744)	110,389
Municipal securities	171,044	4,334	(366)	175,012
Corporate debt securities	11,093	49	—	11,142
Other debt securities	7,500	—	—	7,500
Total debt securities	420,394	4,833	(4,639)	420,588
Other securities	878	—	—	878
Total investment securities available-for-sale	$421,272	$4,833	$(4,639)	$421,466

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$—	$—
After one year, but within five years	133,910	123,295
After five years, but within ten years	40,660	36,742
After ten years	240,812	205,870
Total	$415,382	$365,907

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $27.5 million and $244.6 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds, repurchase agreements.

Our investment portfolio includes securities that are in an unrealized loss position as of September 30, 2022, the details of which are included in the following table. Although these securities would result in a pretax loss of $52.4 million if sold at September

30, 2022, we currently have no intention of selling the applicable securities at such fair values, and believe that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair value of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of September 30, 2022, we consider all securities with unrealized loss positions to be temporarily impaired. As a result, we do not believe we will sustain any material realized losses as a result of the current decline in fair value.

The following tables disclose the length of time that investments have remained in an unrealized loss position at September 30, 2022 and December 31, 2021:

	September 30, 2022
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (31)	$22,001	$(1,818)	$19,638	$(4,330)
United States sponsored mortgage-backed securities (51)	15,078	(2,437)	42,750	(9,442)
United States treasury securities (28)	9,507	(95)	101,525	(10,352)
Municipal securities (214)	86,671	(18,089)	23,978	(5,778)
Corporate debt securities (3)	2,386	(14)	—	—
Total	$135,643	$(22,453)	$187,891	$(29,902)

	December 31, 2021
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (21)	$5,101	$(77)	$21,770	$(819)
United States sponsored mortgage-backed securities (30)	55,354	(1,346)	7,845	(287)
United States treasury securities (24)	110,389	(1,744)	—	—
Municipal securities (53)	32,221	(270)	7,001	(96)
Total	$203,065	$(3,437)	$36,616	$(1,202)

The following table summarizes investment sales, related gains and losses and unrealized holding gains for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds from sales of available-for-sale securities	$—	$28,049	$60,635	$103,365
Gains, gross	—	547	717	3,411
Losses, gross	—	18	67	31

Proceeds from sales of equity securities	$161	$—	$1,261	$61
Gain, gross	58	—	158	5
Losses, gross	214	—	214	—

Unrealized holding gains (losses) on equity securities	(61)	536	(146)	1,750

Note 3 – Loans and Allowance for Loan Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial:
Business	$870,390	$818,986
Real estate	701,485	561,718
Acquisition, development and construction	131,385	99,823
Total commercial	$1,703,260	$1,480,527
Residential real estate	602,084	306,140
Home equity	19,376	22,186
Consumer	141,289	43,919
Total loans, excluding PCI	2,466,009	1,852,772
Purchased credit impaired loans:
Commercial:
Business	1,878	2,629
Real estate	—	11,018
Acquisition, development and construction	—	257
Total commercial	$1,878	$13,904
Residential real estate	2,551	4,358
Consumer	—	413
Total purchased credit impaired loans	4,429	18,675
Total Loans	$2,470,438	$1,871,447
Deferred loan origination costs and (fees), net	957	(1,609)
Loans receivable	$2,471,395	$1,869,838

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

Commercial Small Business Administration (“SBA”) loans – Loans originated through the various SBA programs have become an area of lending focus for the Bank. As of September 30, 2022, these loans have not yet been designated as a unique portfolio segment due to the relative insignificance from a loan volume perspective. These loans are currently included within the loan types noted above, based on the purpose of each loan originated. However, it is anticipated that this portfolio will continue to expand through a dedicated SBA lending focus, which we continue to monitor. When appropriate, the portfolio segments will be adjusted to segregate the SBA loan portfolio segment from the other commercial loan portfolio segments.

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

The following table presents impaired loans by class segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods shown:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2022
Commercial
Business	$7,371	$2,078	$7,978	$15,349	$17,318
Real estate	644	221	446	1,090	1,213
Acquisition, development and construction	—	—	278	278	1,693
Total commercial	8,015	2,299	8,702	16,717	20,224
Residential	1,212	84	7,209	8,421	8,438
Home equity	—	—	157	157	162
Consumer	1,231	248	16	1,247	1,247
Total impaired loans	$10,458	$2,631	$16,084	$26,542	$30,071

December 31, 2021
Commercial
Business	$2,401	$232	$8,796	$11,197	$13,010
Real estate	668	243	543	1,211	1,329
Acquisition, development and construction	—	—	1,392	1,392	2,807
Total commercial	3,069	475	10,731	13,800	17,146
Residential	—	—	8,179	8,179	8,219
Home equity	—	—	217	217	221
Consumer	—	—	259	259	259
Total impaired loans	$3,069	$475	$19,386	$22,455	$25,845

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods shown:

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$12,390	$1	$2	$7,312	$—	$—
Real estate	1,372	14	18	1,943	11	11
Acquisition, development and construction	282	—	—	1,437	—	—
Total commercial	14,044	15	20	10,692	11	11
Residential	8,425	4	3	7,029	3	3
Home equity	157	—	—	69	—	—
Consumer	1085	—	—	29	—	—
Total	$23,711	$19	$23	$17,819	$14	$14

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$11,378	$6	$6	$6,791	$—	$—
Real estate	1,491	43	47	2,185	33	33
Acquisition, development and construction	303	—	—	1,772	—	—
Total commercial	13,172	49	53	10,748	33	33
Residential	8,390	12	11	5,418	11	10
Home equity	169	—	—	69	—	—
Consumer	757	—	—	29	—	—
Total	$22,488	$61	$64	$16,264	$44	$43

As of September 30, 2022, the Bank’s other real estate owned balance totaled $1.2 million, all of which was related to the acquisition of The First State Bank (“First State”) in 2020. The Bank held $1.1 million, or 91.7%, of other real estate owned as a result of the foreclosure of five unrelated commercial loans. The remaining $0.1 million, or 8.3%, consists of one foreclosed residential real estate property. There are twelve additional consumer mortgage loans collateralized by residential real estate properties in the process of foreclosure, with a total recorded investment of $2.3 million as of September 30, 2022. These include five legacy Bank loans totaling $1.5 million and seven loans acquired from First State totaling $0.8 million. These loans are included in the table above and have $0.1 specific allowance allocated to them.

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

The Special Mention rated category includes assets that are currently protected but are potentially weak, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Any portion of a loan that has been or is expected to be charged off is placed in the "Loss" category.

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

Review of the appropriate risk grade is included in both the internal and external loan review process and on an ongoing basis. The Bank has an experienced Credit Department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships in excess of $3.0 million or criticized relationships. The Bank's Credit Department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods shown:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2022
Commercial
Business	$846,598	$3,442	$19,983	$2,245	$872,268
Real estate	660,237	18,985	20,567	1,696	701,485
Acquisition, development and construction	125,180	4,888	1,317	—	131,385
Total commercial	1,632,015	27,315	41,867	3,941	1,705,138
Residential	594,239	772	7,653	1,971	604,635
Home equity	18,843	376	157	—	19,376
Consumer	141,109	—	2	178	141,289
Total loans	$2,386,206	$28,463	$49,679	$6,090	$2,470,438

December 31, 2021
Commercial
Business	$789,101	$12,246	$18,143	$2,125	$821,615
Real estate	526,851	12,598	31,293	1994	572,736
Acquisition, development and construction	89,893	4,960	4,163	1,064	100,080
Total commercial	1,405,845	29,804	53,599	5,183	1,494,431
Residential	299,291	899	9,815	493	310,498
Home equity	21,582	387	191	26	22,186
Consumer	43,519	24	259	530	44,332
Total loans	$1,770,237	$31,114	$63,864	$6,232	$1,871,447

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A complete review is presented to the Chief Credit Officer and/or the Special Asset Review Committee (“SARC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, becomes likely the borrower cannot or will not make scheduled principal or interest payments, full repayment of principal and interest is not expected or the loan displays potential loss characteristics. Normally, all accrued interest is charged off when a loan is placed in non-accrual status unless we believe it is likely the accrued interest will be collected. Any payments subsequently received are applied to the principal. All principal and interest due must be paid up-to-date and the Bank is reasonably sure of future satisfactory payment performance to remove a loan from non-accrual status. Usually, this requires the receipt of six consecutive months of regular, on-time payments. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or the SARC.

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and non-accrual loans as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
September 30, 2022
Commercial
Business	$866,111	$1,911	$—	$4,246	$6,157	$872,268	$12,552	$—
Real estate	701,485	—	—	—	—	701,485	108	—
Acquisition, development and construction	131,145	—	—	240	240	131,385	279	—
Total commercial	1,698,741	1,911	—	4,486	6,397	1,705,138	12,939	—
Residential	604,207	10	418	—	428	604,635	8,008	—
Home equity	19,172	139	—	65	204	19,376	170	—
Consumer	129,972	7,206	2,880	1,231	11,317	141,289	1,233	—
Total loans	$2,452,092	$9,266	$3,298	$5,782	$18,346	$2,470,438	$22,350	$—

December 31, 2021
Commercial
Business	$816,638	$1,718	$11	$3,248	$4,977	$821,615	$8,261	$—
Real estate	569,792	396	461	2087	2944	572,736	192	—
Acquisition, development and construction	98,781	67	412	820	1,299	100,080	1,392	—
Total commercial	1,485,211	2,181	884	6,155	9,220	1,494,431	9,845	—
Residential	303,940	3,620	285	2,653	6,558	310,498	7,636	—
Home equity	21,974	—	119	93	212	22,186	217	—
Consumer	42,231	1,211	461	429	2,101	44,332	259	—
Total loans	$1,853,356	$7,012	$1,749	$9,330	$18,091	$1,871,447	$17,957	$—

An ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Topic 310 - Receivables ("ASC 310") for loans individually evaluated for impairment and ASC Subtopic 450-20 - Contingencies for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank analyzes certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $0.1 million as of both September 30, 2022 and December 31, 2021. These loans are included in total loans individually evaluated for impairment and in total impaired loans as these are individually identified as impaired prior to the collective application of allocation rates to calculate impairment.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in a similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2022 and December 31, 2021, the liability for unfunded commitments related to loans held for investment, excluding loans acquired from First State, was $0.5 million.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table presents the primary segments of the ALL segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at December 31, 2021	$8,027	$5,091	$982	$14,100	$1,492	$128	$2,546	$18,266
Charge-offs	—	—	—	—	—	—	(7,304)	(7,304)
Recoveries	51	127	—	178	—	5	3,870	4,053
Provision	1,666	1,178	176	3,020	1,445	3	7,032	11,500
ALL balance at September 30, 2022	$9,744	$6,396	$1,158	$17,298	$2,937	$136	$6,144	$26,515
Individually evaluated for impairment	$2,078	$221	$—	$2,299	$84	$—	$248	$2,631
Collectively evaluated for impairment	$7,666	$6,175	$1,158	$14,999	$2,853	$136	$5,896	$23,884

(Dollars in thousands)
ALL balance at June 30, 2022	$8,077	$6,641	$967	$15,685	$1,772	$141	$5,136	$22,734
Charge-offs	—	—	—	—	—	—	(3,652)	(3,652)
Recoveries	41	65	—	106	—	1	2,206	2,313
Provision (release)	1,626	(310)	191	1,507	1,165	(6)	2,454	5,120
ALL balance at September 30, 2022	$9,744	$6,396	$1,158	$17,298	$2,937	$136	$6,144	$26,515

Substantially all of the charge-offs during nine months ended September 30, 2022 are related to our subprime consumer automobile portfolio of loans.

The following table presents the primary segments of our loan portfolio as of the period shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
September 30, 2022
Individually evaluated for impairment	$15,349	$1,090	$278	$16,717	$8,421	$157	$1,246	$26,541
Collectively evaluated for impairment	856,919	700,395	131,107	1,688,421	596,214	19,219	140,043	2,443,897
Total loans	$872,268	$701,485	$131,385	$1,705,138	$604,635	$19,376	$141,289	$2,470,438

The following table presents the primary segments of the ALL segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at December 31, 2020	$12,193	$9,079	$2,761	$24,033	$1,462	$298	$51	$25,844
Charge-offs	(361)	—	—	(361)	(2)	—	—	(363)
Recoveries	207	17		224	—	21	3	248
Provision (release)	1,347	(1,916)	(1,269)	(1,838)	224	(59)	1,131	(542)
ALL balance at September 30, 2021	$13,386	$7,180	$1,492	$22,058	$1,684	$260	$1,185	$25,187
Individually evaluated for impairment	$3,737	$298	$—	$4,035	$—	$69	$—	$4,104
Collectively evaluated for impairment	$9,649	$6,882	$1,492	$18,023	$1,684	$191	$1,185	$21,083

(Dollars in thousands)
ALL balance at June 30, 2021	$12,914	$7,947	$1,798	$22,659	$1,363	$284	$576	$24,882
Charge-offs	(96)	—	—	(96)	(2)	—	—	(98)
Recoveries	9	1	—	10	—	13	—	23
Provision (release)	559	(768)	(306)	(515)	323	(37)	609	380
ALL balance at September 30, 2021	$13,386	$7,180	$1,492	$22,058	$1,684	$260	$1,185	$25,187

The following table presents the primary segments of our loan portfolio as of the period shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
September 30, 2021
Individually evaluated for impairment	$9,576	$1,171	$1,401	$12,148	$6,971	$95	$3	$19,217
Collectively evaluated for impairment	757,096	563,405	97,641	1,418,142	262,996	23,682	22,141	1,726,961
Total Loans	$766,672	$564,576	$99,042	$1,430,290	$269,967	$23,777	$22,144	$1,746,178

The ALL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Troubled Debt Restructurings

At September 30, 2022 and December 31, 2021, the Bank had specific reserve allocations for TDRs of $0.4 million and $0.5 million, respectively. Loans considered to be troubled debt restructured loans totaled $12.2 million and $12.6 million as of September 30, 2022 and December 31, 2021, respectively. Of these totals, $4.2 million and $4.5 million represent accruing troubled debt restructured loans at September 30, 2022 and December 31, 2021, respectively, and represent 16% and 21%, respectively, of total impaired loans. Meanwhile, as of September 30, 2022, $0.1 million represents one loan to one borrower that has defaulted under the restructured terms during the previous 12 months. This single loan is a commericial loan secured by owner occupied real estate. These borrowers have experienced continued financial difficulty and are considered non-performing loans as September 30, 2022.

During the nine months ended September 30, 2022 and 2021, no additional loans were classified as TDRs and one restructured loan defaulted under modified terms that were not already classified as non-performing for having previously defaulted under modified terms.

Purchased Credit Impaired Loans

As a result of the acquisition of First State, we have PCI loans, with a carrying amount of $4.4 million as of September 30, 2022. As of September 30, 2022, the loans in our PCI portfolio were all collectively evaluated for impairment and are categorized as residential loans. During the nine months ended September 30, 2022, we sold PCI loans with an unpaid principal balance of $13.4 million, resulting in the recognition of additional accretion income of $1.0 million.

None of the PCI loans are considered non-accrual as they are all currently accreting interest income under PCI loan accounting. Income is not recognized on PCI loans if we cannot reasonably estimate cash flows expected to be collected. As of September 30, 2022, we held no such loans. As our PCI loan portfolio is accounted for in pools with similar risk characteristics in accordance with ASC 310-30, this portfolio is not subject to the impaired loan and TDR guidance. Rather, the revised estimated future cash flows of the individually modified loans are included in the estimated future cash flows of the pool.

PPP Loans and CARES Act Deferrals

We actively participated in the PPP as a lender, evaluating other programs available to assist our clients and providing deferrals consistent with GSE guidelines. As of September 30, 2022, the outstanding balance of PPP loans totaled $9.3 million on loans originated through our internal commercial team and $10.8 million on loans originated through our partnership with a Fintech company.

As of September 30, 2022, all commercial and mortgage loans previously approved for COVID-19 related modifications, such as interest-only payment and payment deferrals, had returned to their previous payment structures. These modifications were not considered to be TDRs in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	17,968	16,841
Software	5,805	4,176
Construction in progress	437	531
Leasehold improvements	2,963	2,895
	44,031	41,301
Accumulated depreciation	(19,363)	(16,249)
Premises and equipment, net	$24,668	$25,052

We lease certain premises and equipment under operating and finance leases. At September 30, 2022, we had lease liabilities totaling $15.3 million, substantially all of which was related to operating leases, and right-of-use assets totaling $14.2 million, substantially all of which was related to operating leases. At September 30, 2022, the weighted-average remaining lease term for operating leases was 11.7 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%. At September 30, 2022, the weighted-average remaining lease term for finance leases was 3.0 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 0.7%.

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

Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

The following table presents lease costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$445	$504	$1,335	$1,458
Short-term lease cost	8	2	22	4
Variable lease cost	10	9	29	29
Amortization of right-of-use assets, finance leases	13	16	42	44
Interest on lease liabilities, finance leases	—	—	—	2
Total lease cost	$476	$531	$1,428	$1,537

For operating leases with initial or remaining terms of one year or more as of September 30, 2022, the following table presents future minimum payments for the twelve month periods ended September 30:

(Dollars in thousands)	Operating Leases
2023	$1,682
2024	1,578
2025	1,572
2026	1,587
2027	1,608
2028 and thereafter	10,521
Total future minimum lease payments	$18,548
Less: Amounts representing interest	(3,229)
Present value of net future minimum lease payments	$15,319

There are no material future minimum payments on finance leases as of September 30, 2022.

Note 5 – Equity Method Investments

In accordance with Rule 10-01(b)(1) of Regulation S-X, we must assess whether our equity method investments are significant. In evaluating the significance of these investments, we performed the income and investment tests described in S-X 1-02(w) for each equity method investment. Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the tests exceeds 20% and if the investee for which separate financial statements would otherwise be required for annual periods. Under the income test, our proportionate share of the net income of ICM exceeded the applicable threshold of 20%, and criteria for reporting separate financial statements is also applicable, accordingly, we are required to provide summarized income statement information for this investee for all periods presented. There were no other equity method investments which met any of the applicable thresholds for interim reporting as of the quarter ended September 30, 2022.

Our equity method investments are initially recorded at fair value and subsequently adjusted for changes in the valuation of the entities and our share of the entities' earnings.

ICM

The following table presents summarized income statement information for our equity method investment in ICM for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Total revenues	$13,818	$35,229	$57,997	$126,106
Net income (loss)	$(1,986)	$9,962	$3,183	$36,747

Gain on sale of loans	$9,785	$30,720	$39,746	$122,621
Volume of loans sold	$619,059	$1,098,475	$1,999,706	$4,368,875

Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment is accounted for as an equity method investment. Our share of ICM's net loss and net income income totaled $0.8 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and our share of ICM's net income totaled $3.6 million and $14.6 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the mortgage pipeline was $0.79 billion and $1.01 billion, respectively.

Interchecks

Our ownership percentage of 16% of Interchecks, as well as certain other qualitative factors, allows us to have significant influence over the operations and decision making at Interchecks. Accordingly, the investment is accounted for as an equity method investment. Our share of net loss from Interchecks totaled $0.2 million and $0.5 million for the three and nine months ended September 30, 2022, respectively. During the nine months ended September 30, 2022, we recorded a gain due to an observable transaction based on an in-substance sale of ownership in the amount of $1.9 million. The equity method investment in Interchecks is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

We have multiple business relationships with Interchecks beyond our investment. Interchecks is a banking client and utilizes the software developed by Victor, which provides revenue to us. Additionally, Interchecks provides management services to MVB Technology, which provides revenue to Interchecks. Such revenues have not been material.

Ayers Socure II

Our ownership percentage of 10% of Ayers Socure II allows us to have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three and nine months ended September 30, 2022 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in total.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$1,411,772	$1,120,433
Interest-bearing demand	763,401	651,016
Savings and money markets	306,170	510,068
Time deposits, including CDs and IRAs	215,615	96,088
Total deposits	$2,696,958	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$6,864	$9,573

The following table presents the maturities of time deposits for the twelve month periods ended September 30:

(Dollars in thousands)
2023	$196,045
2024	11,071
2025	5,228
2026	986
2027	2,285
Total	$215,615

As of September 30, 2022, overdrawn deposit accounts totaling $1.3 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, Pennsylvania. As of September 30, 2022, the Bank's maximum borrowing capacity with the FHLB was $576.7 million and the remaining borrowing capacity was $239.8 million, with the difference being deposit letters of credit and short-term borrowings with the FHLB.

Short-term borrowings

As of September 30, 2022, the Bank had $73.3 million short-term borrowings with the FHLB and no borrowings under Fed Funds purchased outstanding. As of December 31, 2021, the Bank had no short-term borrowings with the FHLB and no borrowings under Fed Funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at end of period	$73,328	$—
Average balance during the period	16,966	25,275
Maximum month-end balance	73,328	130,047
Weighted-average rate during the period	2.54%	0.05%
Weighted-average rate at end of period	3.11%	—%
Long-term borrowings

As of September 30, 2022 and December 31, 2021, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of September 30, 2022 and December 31, 2021, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $10.2 million and $15.8 million at September 30, 2022 and December 31, 2021, respectively, and were comprised of United States government agency securities and United

States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at end of period	$9,910	$11,385
Average balance during the period	11,334	10,821
Maximum month-end balance	12,680	11,398
Weighted-average rate during the period	0.05%	0.12%
Weighted-average rate at end of period	0.05%	0.05%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at end of period	$73,222	$73,030
Average balance during the period	73,126	51,149
Maximum month-end balance	73,222	73,030
Weighted-average rate during the period	4.18%	4.28%
Weighted-average rate at end of period	3.88%	3.71%

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

Note 8 – Pension and Supplemental Executive Retirement Plans

Supplemental executive retirement plan

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million as of both September 30, 2022 and December 31, 2021, respectively. Service costs were not material for any periods covered by this report.

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

The following table presents information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of September 30, 2022 and 2021 for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Interest cost	$85	$78	255	234
Expected return on plan assets	(167)	(118)	(501)	(354)
Amortization of net actuarial loss	107	127	321	381
Net periodic benefit cost	$25	$87	$75	$261
Contributions paid	$—	$—	$—	$3,835

There was no service cost or amortization of prior service cost for the three and nine months ended September 30, 2022 and 2021.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2022
Financial Assets:
Cash and cash equivalents	$79,946	$79,946	$79,946	$—	$—
Certificates of deposit with banks	—	—	—	—	—
Securities available-for-sale	366,742	366,742	—	331,613	35,129
Equity securities	34,101	34,101	4,466	—	29,635
Loans held-for-sale	19,977	21,201	—	21,201	—
Loans receivable, net	2,444,880	2,402,514	—	—	2,402,514
Servicing rights	1,401	1,450	—	—	1,450
Interest rate swap	8,908	8,908	—	8,908	—
Accrued interest receivable	10,197	10,197	—	2,389	7,808
Bank-owned life insurance	42,992	42,992	—	42,992	—

Financial Liabilities:
Deposits	$2,696,958	$2,377,908	$—	$2,377,908	$—
Repurchase agreements	9,910	9,910	—	9,910	—
FHLB and other borrowings	73,328	72,976	—	72,976	—
Interest rate swap	8,908	8,908	—	8,908	—
Fair value hedge	738	738	—	738	—
Accrued interest payable	1,235	1,235	—	1,235	—
Subordinated debt	73,222	63,576	—	63,576	—

December 31, 2021
Financial assets:
Cash and cash equivalents	$307,437	$307,437	$307,437	$—	$—
Certificates of deposits with banks	2,719	2,738	—	2,738	—
Securities available-for-sale	421,466	421,466	—	379,703	41,763
Equity securities	32,402	32,402	247	—	32,155
Loans held-for-sale	—	—	—	—	—
Loans receivable, net	1,851,572	1,865,013	—	—	1,865,013
Servicing rights	2,812	2,831	—	—	2,831
Interest rate swap	6,702	6,702	—	6,702	—
Fair value hedge	1,552	1,552	—	1,552
Accrued interest receivable	7,860	7,860	—	2,402	5,458
Bank-owned life insurance	42,257	42,257	—	42,257	—

Financial liabilities:
Deposits	$2,377,605	$2,338,868	$—	$2,338,868	$—
Repurchase agreements	11,385	11,385	—	11,385	—
Interest rate swap	6,702	6,702	—	6,702	—
Fair value hedge	807	807	—	807	—
Accrued interest payable	690	690	—	690	—
Subordinated debt	73,030	74,774	—	74,774	—

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

The following measurements are made on a recurring basis:

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government-sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three and nine months ended September 30, 2022. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and nine months ended September 30, 2022. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	September 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$46,148	$—	$46,148
United States sponsored mortgage-backed securities	—	57,829	—	57,829
United States treasury securities	111,032	—	—	111,032
Municipal securities	—	100,629	35,129	135,758
Corporate debt securities	—	7,654	—	7,654
Other securities	—	835	—	835
Equity securities	4,466	—	—	4,466
Loans held-for-sale	—	21,201	—	21,201
Interest rate swap	—	8,908	—	8,908
Bank-owned life insurance	—	42,992	—	42,992
Liabilities:
Interest rate swap	—	8,908	—	8,908
Fair value hedge	—	738	—	738

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$40,437	$—	$40,437
United States sponsored mortgage-backed securities	—	76,108	—	76,108
United States treasury securities	—	110,389	—	110,389
Municipal securities	—	133,249	41,763	175,012
Corporate debt securities	—	11,142	—	11,142
Other debt securities	—	7,500	—	7,500
Other securities	—	878	—	878
Equity securities	247	—	—	247
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	1,552	—	1,552
Bank-owned life insurance	—	42,257	—	42,257
Liabilities:
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	807	—	807

The following table represents recurring Level III assets, consisting of only municipal securities, as of the periods shown:

(Dollars in thousands)	Total
Balance at June 30, 2022	$37,035
Maturities/calls	(66)
Unrealized gain included in other comprehensive income (loss)	2,085
Unrealized loss included in other comprehensive income (loss)	(3,925)
Balance at September 30, 2022	$35,129

Balance at December 31, 2021	$41,763
Realized and unrealized gains included in earnings	8
Purchase of securities	1,048
Maturities/calls	(3,141)
Unrealized gain included in other comprehensive income (loss)	2,085
Unrealized loss included in other comprehensive income (loss)	(6,634)
Balance at September 30, 2022	$35,129

Balance at June 30, 2021	$39,770
Realized and unrealized losses included in earnings	5
Purchase of securities	1,757
Maturities/calls	(74)
Unrealized gain included in other comprehensive income (loss)	3,300
Unrealized loss included in other comprehensive income (loss)	(3,344)
Balance at September 30, 2021	$41,414

Balance at December 31, 2020	$43,679
Realized and unrealized gains included in earnings	25
Purchase of securities	3,575
Maturities/calls	(5,248)
Unrealized gain included in other comprehensive income (loss)	7,720
Unrealized loss included in other comprehensive income (loss)	(8,337)
Balance at September 30, 2021	$41,414

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

The following table presents the fair value of these assets as of the periods shown:

	September 30, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$23,911	$23,911
Other real estate owned	—	—	1,182	1,182
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	29,635	29,635

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$21,980	$21,980
Other real estate owned	—	—	2,330	2,330
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	32,155	32,155

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2022
Nonrecurring measurements:
Impaired loans	$23,911	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,182	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$29,635	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$35,129	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

December 31, 2021
Nonrecurring measurements:
Impaired loans	$21,980	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,330	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	—%

Equity securities	$32,155	Net asset value	Cost minus impairment	—%

Recurring measurements:
Municipal securities [5]	$41,763	Appraisal of bond [3]	Bond appraisal adjustment [4]	1% - 20%

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except shares and per share data)	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$2,718	$11,828	$8,538	$29,160
Less: Dividends on preferred stock	—	—	—	35
Net income available to common shareholders	$2,718	$11,828	$8,538	$29,125

Denominator:
Total weighted-average shares outstanding	12,238,505	11,880,348	12,170,028	11,684,570
Effect of dilutive stock options and restricted stock units	616,446	943,961	682,546	881,239
Total diluted weighted-average shares outstanding	12,854,951	12,824,309	12,852,574	12,565,809

Earnings per share - basic	$0.22	$1.00	$0.70	$2.49
Earnings per share - diluted	$0.21	$0.92	$0.66	$2.32

Securities not included in the computation of diluted EPS because the effect would be antidilutive	564,604	267,603	533,543	283,750

Note 12 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain recognized in income	$—	$529	$650	$3,380	Gain on sale of available-for-sale securities
	—	(124)	(152)	(793)	Income tax effect
	—	405	498	2,587	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(107)	$(127)	$(321)	$(381)	Salaries and employee benefits
	27	30	79	89	Income tax effect
	(80)	(97)	(242)	(292)	Net of tax
Investment hedge
Carrying value adjustment	(56)	(14)	141	(637)	Interest on investment securities
	14	3	(35)	149	Income tax effect
	(42)	(11)	106	(488)	Net of tax

Total reclassifications	$(122)	$297	$362	$1,807

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at June 30, 2022	$(26,203)	$(3,385)	$168	$(29,420)
Other comprehensive income (loss) before reclassification	(10,796)	117	—	(10,679)
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	42	122
Net current period other comprehensive income (loss)	(10,796)	197	42	(10,557)
Balance at September 30, 2022	$(36,999)	$(3,188)	$210	$(39,977)

Balance at December 31, 2021	$147	$(4,069)	$316	$(3,606)
Other comprehensive income (loss) before reclassification	(36,648)	639	—	(36,009)
Amounts reclassified from accumulated other comprehensive income (loss)	(498)	242	(106)	(362)
Net current period other comprehensive income (loss)	(37,146)	881	(106)	(36,371)
Balance at September 30, 2022	$(36,999)	$(3,188)	$210	$(39,977)

Balance at June 30, 2021	$3,136	$(3,301)	$164	$(1)
Other comprehensive income (loss) before reclassification	183	(700)	—	(517)
Amounts reclassified from accumulated other comprehensive income (loss)	(405)	97	11	(297)
Net current period other comprehensive income (loss)	(222)	(603)	11	(814)
Balance at September 30, 2021	$2,914	$(3,904)	$175	$(815)

Balance at December 31, 2020	$7,586	$(5,047)	$(313)	$2,226
Other comprehensive income (loss) before reclassification	(2,085)	851	—	(1,234)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,587)	292	488	(1,807)
Net current period other comprehensive income (loss)	(4,672)	1,143	488	(3,041)
Balance at September 30, 2021	$2,914	$(3,904)	$175	$(815)

Note 13 – Segment Reporting

We have identified five reportable segments: CoRe banking; mortgage banking; professional services; Edge Ventures; and financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Our Fintech division and MVB CDC are included in the CoRe banking segment. Revenue from our mortgage banking segment is primarily comprised of our share of net income or loss from mortgage banking activities of our equity method investment in ICM. Professional services is the aggregate of Chartwell, Trabian and Paladin Fraud. Revenue from these operating segments is made up of primarily of professional consulting income to banks and Fintech companies. Edge Ventures is the aggregate of Victor, MVB Technology, Flexia and the Edge Ventures holding company.

These operating segments are aggregated together as Edge Ventures and are all start-up Fintech software development companies. Revenue from financial holding company activities is mainly comprised of intercompany service income and dividends.

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended September 30, 2022	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$33,777	$103	$—	$—	$33	$(10)	$33,903
Interest expense	3,286	—	10	—	771	(10)	4,057
Net interest income (expense)	30,491	103	(10)	—	(738)	—	29,846
Provision for loan losses	5,120	—	—	—	—	—	5,120
Net interest income (expense) after provision for loan losses	25,371	103	(10)	—	(738)	—	24,726

Noninterest income	5,356	(817)	5,666	115	2,366	(4,495)	8,191

Noninterest Expenses:
Salaries and employee benefits	9,354	8	3,755	925	4,274	—	18,316
Other expenses	11,523	25	1,394	1,392	1,810	(4,495)	11,649
Total noninterest expenses	20,877	33	5,149	2,317	6,084	(4,495)	29,965

Income (loss) before income taxes	9,850	(747)	507	(2,202)	(4,456)	—	2,952
Income taxes	1,817	(192)	116	(504)	(840)	—	397
Net income (loss)	8,033	(555)	391	(1,698)	(3,616)	—	2,555
Net loss attributable to noncontrolling interest	—	—	36	127	—	—	163
Net income (loss) available to common shareholders	$8,033	$(555)	$427	$(1,571)	$(3,616)	$—	$2,718

Capital expenditures for the three months ended September 30, 2022	$244	$—	$—	$373	$4	$—	$621
Total assets as of September 30, 2022	$3,157,614	$51,869	$14,486	$15,283	$330,116	$(429,446)	$3,139,922
Total assets as of December 31, 2021	$2,804,840	$50,202	$13,210	$9,914	$363,971	$(449,688)	$2,792,449
Goodwill as of September 30, 2022	$—	$—	$3,988	$—	$—	$—	$3,988
Goodwill as of December 31, 2021	$—	$—	$3,988	$—	$—	$—	$3,988

Three Months Ended September 30, 2021	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$20,383	$105	$—	$—	$1	$(5)	$20,484
Interest expense	902	—	10	—	481	(5)	1,388
Net interest income (expense)	19,481	105	(10)	—	(480)	—	19,096
Release of allowance for loan losses	379	1	—	—	—	—	380
Net interest income (expense) after provision for loan losses	19,102	104	(10)	—	(480)	—	18,716

Noninterest income	15,387	3,546	4,806	18	2,002	(3,808)	21,951

Noninterest Expenses:
Salaries and employee benefits	8,296	47	3,993	808	3,384	—	16,528
Other expenses	8,973	(198)	1,213	1,468	1,653	(3,808)	9,301
Total noninterest expenses	17,269	(151)	5,206	2,276	5,037	(3,808)	25,829

Income (loss) before income taxes	17,220	3,801	(410)	(2,258)	(3,515)	—	14,838
Income taxes	3,657	922	(103)	(581)	(731)	—	3,164
Net income (loss)	13,563	2,879	(307)	(1,677)	(2,784)	—	11,674
Net loss attributable to noncontrolling interest	—	—	90	64	—	—	154
Net income (loss) available to common shareholders	$13,563	$2,879	$(217)	$(1,613)	$(2,784)	$—	$11,828

Capital expenditures for the three months ended September 30, 2021	$1,426	$—	$40	$509	$—	$—	$1,975

Nine Months Ended September 30, 2022	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$84,858	$309	$—	$—	$113	$(25)	$85,255
Interest expense	4,617	—	25	—	2,284	(25)	6,901
Net interest income (expense)	80,241	309	(25)	—	(2,171)	—	78,354
Provision for loan losses	11,500	—	—	—	—	—	11,500
Net interest income (expense) after provision for loan losses	68,741	309	(25)	—	(2,171)	—	66,854

Noninterest income	19,347	1,193	16,909	300	8,265	(14,044)	31,970

Noninterest Expenses:
Salaries and employee benefits	28,810	8	11,425	2,248	12,769	—	55,260
Other expenses	33,484	119	3,956	3,609	6,262	(14,044)	33,386
Total noninterest expenses	62,294	127	15,381	5,857	19,031	(14,044)	88,646

Income (loss) before income taxes	25,794	1,375	1,503	(5,557)	(12,937)	—	10,178
Income taxes	5,219	356	375	(1,265)	(2,524)	—	2,161
Net income (loss)	20,575	1,019	1,128	(4,292)	(10,413)	—	8,017
Net loss attributable to noncontrolling interest	—	—	194	327	—	—	521
Net income (loss) available to common shareholders	$20,575	$1,019	$1,322	$(3,965)	$(10,413)	$—	$8,538

Capital expenditures for the nine months ended September 30, 2022	$494	$—	$26	$1,821	$389	$—	$2,730

Nine Months Ended September 30, 2021	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$60,078	$307	$—	$—	$2	$(7)	$60,380
Interest expense	3,281	—	13	—	1,437	(7)	4,724
Net interest income (expense)	56,797	307	(13)	—	(1,435)	—	55,656
Release of allowance for loan losses	(541)	(1)	—	—	—	—	(542)
Net interest income (expense) after provision for loan losses	57,338	308	(13)	—	(1,435)	—	56,198

Noninterest income	26,832	14,499	9,784	18	5,892	(8,972)	48,053

Noninterest Expenses:
Salaries and employee benefits	24,170	47	7,099	1,054	9,730	—	42,100
Other expenses	26,702	(112)	2,898	1,661	4,073	(8,972)	26,250
Total noninterest expenses	50,872	(65)	9,997	2,715	13,803	(8,972)	68,350

Income (loss) before income taxes	33,298	14,872	(226)	(2,697)	(9,346)	—	35,901
Income taxes	6,060	3,606	(76)	(694)	(1,890)	—	7,006
Net income (loss)	27,238	11,266	(150)	(2,003)	(7,456)	—	28,895
Net loss attributable to noncontrolling interest	—	—	136	129	—	—	265
Net income (loss) attributable to parent	27,238	11,266	(14)	(1,874)	(7,456)	—	29,160
Preferred stock dividends	—	—	—	—	35	—	35
Net income (loss) available to common shareholders	$27,238	$11,266	$(14)	$(1,874)	$(7,491)	$—	$29,125

Capital expenditures for the nine months ended September 30, 2021	$2,071	$—	$47	$2,009	$—	$—	$4,127

Note 14 – Pending Acquisition

Integrated Financial Holdings, Inc.

In August 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Integrated Financial Holdings, Inc. (“IFH”). Pursuant to the Merger Agreement, IFH will merge with and into MVB, with MVB continuing as the surviving corporation. Under the terms of the merger agreement, IFH shareholders will receive 1.21 shares of MVB common stock for each share of IFH common stock. The value of the merger consideration to be paid by MVB in shares of MVB common stock upon the completion of the merger will be determined based on the closing price of MVB common stock on the closing date and the number of issued and outstanding shares of IFH common stock immediately prior to the closing. Following the merger, West Town Bank & Trust, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, may, upon the direction of MVB, merge with and into the Bank, with the Bank as the surviving bank.

Note 15 – Subsequent Event

In March 2022, the Bank entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Warp Speed Holdings LLC (“Warp Speed”), pursuant to which the Bank agreed to purchase certain common units of Warp Speed in an amount equal to 37.5% of the outstanding equity interests of Warp Speed, on a fully-diluted basis. In April 2022, we assumed the Bank's obligations under the Purchase Agreement. Effective October 1, 2022, we completed the purchase with $38.4 million in cash, plus 313,030 shares of newly-issued common stock of MVB, with an aggregate value of $9.6 million, based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to closing.

In accordance with ASC Topic 323 Investments - Equity Method and Joint Ventures, we have made an election to record our share of the results of operations of Warp Speed on a three-month lag. Accordingly, the transaction will not impact our financial statements until the first quarter of 2023.

In October 2022, we entered into a credit agreement with Raymond James Bank ("Raymond James"). Pursuant to the credit agreement, Raymond James has extended to us a senior term loan in the aggregate principal amount of up to $10 million. In connection with the closing of the Warp Speed transaction, we borrowed $10 million and paid Raymond James Bank an upfront fee of 1% of the loan amount. The loan will bear interest per annum at a rate equal to 2.75%, plus term secured overnight financing rate, which will reset monthly. Accrued interest is payable on the last business day of each month, beginning with October 31, 2022, with the then outstanding principal balance of the loan payable on the last business day of each quarter in the amount of $125,000 during the first year and $250,000 thereafter. The loan will mature 30 months after the effective date of the credit agreement, unless accelerate earlier upon an event of default.

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

Executive Summary

We have continued to invest in infrastructure to support anticipated future growth in each area that is key to our performance, including personnel, technology and processes in order to meet the increasing compliance obligations of the financial services industry. We believe we are well-positioned in the high-growth markets in which we operate and will continue to focus on margin improvement, leveraging capital, organic portfolio loan growth and operating efficiency. We believe the key challenge for us in the future is to expand our lending platform and utilize the increase in our low cost deposits, while continuing to manage asset quality, as well as management of compliance and risk assessment of emerging and fast growing markets. We are expanding the Bank's treasury services function to support the banking needs of Fintech and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. We continue to expand our debit card program sponsorship to further enhance fee income and noninterest income. In addition, we continue to expand our Fintech industry offerings through the acquisition of technology, including a software development team, in order to scale and diversify our banking capabilities.

Financial Results

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Net interest income increased $10.8 million, noninterest income decreased $13.8 million and noninterest expenses increased by $4.1 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our yield on earning assets (tax-equivalent) in the three months ended September 30, 2022 was 4.83% compared to 3.48% in the three months ended September 30, 2021. Loans receivable increased by $256.3 million to $2.47 billion during the three months ended September 30, 2022. Our overall cost of interest-bearing liabilities was 1.15% in the three months ended September 30, 2022 compared to 0.39% in the three months ended September 30, 2021. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 4.25% in the three months ended September 30, 2022 compared to 3.25% in the three months ended September 30, 2021.

We earned $2.7 million in the three months ended September 30, 2022 compared to $11.8 million in the three months ended September 30, 2021. The three months ended September 30, 2022 earnings equated to a return on average assets of 0.4% and a return on average equity of 4.2%, compared to the three months ended September 30, 2021 results of 1.9% and 18.1%, respectively. Basic and diluted earnings per share were $0.22 and $0.21, respectively, for the three months ended September 30, 2022 compared to $1.00 and $0.92, respectively, for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Net interest income increased $22.7 million, noninterest income decreased $16.1 million and noninterest expenses increased by $20.3 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our yield on earning assets (tax-equivalent) in the nine months ended September 30, 2022 was 4.18% compared to 3.52% in the nine months ended September 30, 2021. Loans receivable increased by $601.6 million to $2.47 billion during the nine months ended September 30, 2022. Our overall cost of interest-bearing liabilities was 0.70% in the nine months ended September 30, 2022 compared to 0.45% in the nine months ended September 30, 2021. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.84% in the nine months ended September 30, 2022 compared to 3.25% in the nine months ended September 30, 2021.

We earned $8.5 million in the nine months ended September 30, 2022 compared to $29.2 million in the nine months ended September 30, 2021. The nine months ended September 30, 2022 earnings equated to a return on average assets of 0.4% and a return on average equity of 4.4%, compared to the nine months ended September 30, 2021 results of 1.5% and 15.8%, respectively. Basic and diluted earnings per share were $0.70 and $0.66, respectively, for the nine months ended September 30, 2022 compared to $2.49 and $2.32, respectively, for the nine months ended September 30, 2021.

Corporate Updates

Warp Speed Holdings, Inc.

In March 2022, the Bank entered into the Purchase Agreement with Warp Speed, pursuant to which the Bank agreed to purchase certain common units of Warp Speed in an amount equal to 37.5% of the outstanding equity interests of Warp Speed, on a fully-diluted basis. In April 2022, we assumed the Bank's obligations under the Purchase Agreement. Effective October 1, 2022, we completed the purchase with $38.4 million in cash, plus 313,030 shares of newly-issued common stock of MVB, with an aggregate value of $9.6 million, based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to closing.

Warp Speed is the holding company for the Warp Family of Companies, which includes CalCon Mutual Mortgage, LLC, dba OneTrust Home Loans, One Trust International and Warp Speed Mortgage, as well as investments in Click2Bind Insurance Services, LLC, Empower Title, LLC and Grind Analytics LLC. Together, Warp Speed represents a horizontally integrated financial services platform focused on residential and commercial loan origination and servicing, title insurance services, business and personal insurance brokerage and data analytics to optimize business decisions in real time.

Integrated Financial Holdings, Inc.

In August 2022, we entered into the Merger Agreement with IFH. Pursuant to the Merger Agreement, IFH will merge with and into MVB, with MVB continuing as the surviving corporation. Under the terms of the merger agreement, IFH shareholders will receive 1.21 shares of MVB common stock for each share of IFH common stock. The value of the merger consideration to be paid by MVB in shares of MVB common stock upon the completion of the merger will be determined based on the closing price of MVB common stock on the closing date and the number of issued and outstanding shares of IFH common stock immediately prior to the closing. Following the merger, West Town Bank & Trust, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, may, upon the direction of MVB, merge with and into the Bank, with the Bank as the surviving bank. The closing of the merger, which is subject to the satisfaction of closing conditions, including receipt of regulatory and shareholder approval, is currently expected to occur in the first quarter of 2023.
Credit Agreement

In October 2022, we entered into a credit agreement with Raymond James. Pursuant to the credit agreement, Raymond James has extended to us a senior term loan in the aggregate principal amount of up to $10 million. In connection with the closing of the Warp Speed transaction, we borrowed $10 million and paid Raymond James Bank an upfront fee of 1% of the loan amount. The loan will bear interest per annum at a rate equal to 2.75%, plus term secured overnight financing rate, which will reset monthly. Accrued interest is payable on the last business day of each month, beginning with October 31, 2022, with the then outstanding principal balance of the loan payable on the last business day of each quarter in the amount of $125,000 during the first year and $250,000 thereafter. The loan will mature 30 months after the effective date of the credit agreement, unless accelerate earlier upon an event of default.

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

We actively participated in the PPP, and may evaluate other programs available to assist our clients and provide consumer deferrals consistent with government-sponsored enterprise (“GSE”) guidelines. As of September 30, 2022, we originated 734 PPP loans with outstanding balances of $9.3 million through our internal commercial team and originated 3,731 PPP loans with outstanding balances of $10.8 million through our partnership with a Fintech company.

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

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$32,552	$111	1.35%	$184,131	$60	0.13%
CDs with banks	232	2	3.42	11,065	52	1.86
Investment securities:
Taxable	231,953	897	1.53	238,807	575	0.96
Tax-exempt [2]	144,719	1,346	3.69	202,380	1,528	3.00
Loans and loans held-for-sale: [1]
Commercial [3]	1,687,383	22,898	5.38	1,416,236	15,646	4.38
Tax exempt [2]	4,498	51	4.50	6,678	77	4.57
Real estate	579,685	4,707	3.22	297,450	2,282	3.04
Consumer	129,464	4,183	12.82	16,133	602	14.80
Total loans	2,401,030	31,839	5.26	1,736,497	18,607	4.25
Total earning assets	2,810,486	34,195	4.83	2,372,880	20,822	3.48
Less: Allowance for loan losses	(23,083)			(24,978)
Cash and due from banks	5,399			5,922
Other assets	227,337			200,536
Total assets	$3,020,139			$2,554,360

Liabilities
Deposits:
NOW	$734,271	$1,394	0.75%	$743,632	$333	0.18%
Money market checking	258,527	422	0.65	433,216	211	0.19
Savings	71,370	153	0.85	42,126	—	—
IRAs	6,132	17	1.10	7,302	21	1.14
CDs	202,299	988	1.94	121,482	333	1.09
Repurchase agreements and federal funds sold	10,627	1	0.04	10,941	3	0.11
FHLB and other borrowings	48,058	311	2.57	494	6	4.82
Subordinated debt	73,190	771	4.18	44,460	481	4.29
Total interest-bearing liabilities	1,404,474	4,057	1.15	1,403,653	1,388	0.39
Noninterest-bearing demand deposits	1,321,982			852,872
Other liabilities	37,019			36,097
Total liabilities	2,763,475			2,292,622

Stockholders’ equity
Common stock	13,086			12,704
Paid-in capital	145,877			141,246
Treasury stock	(16,741)			(16,741)
Retained earnings	144,816			122,361
Accumulated other comprehensive income (loss)	(30,915)			1,207
Total stockholders’ equity	256,123			260,777
Noncontrolling interest	541			961
Total stockholders’ equity attributable to parent	256,664			261,738
Total liabilities and stockholders’ equity	$3,020,139			$2,554,360

Net interest spread (tax-equivalent)			3.68%			3.09%
Net interest income and margin (tax-equivalent) [2]		$30,138	4.25%		$19,434	3.25%
Less: Tax-equivalent adjustments		$(292)			$(338)
Net interest spread			3.64%			3.03%
Net interest income and margin		$29,846	4.21%		$19,096	3.19%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended September 30, 2022 and 2021, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $20.1 million at September 30, 2022 and $147.3 million at September 30, 2021, are included in this amount.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$273,184	$630	0.31%	$207,195	$164	0.11%
CDs with banks	1,381	24	2.32	11,554	168	1.94
Investment securities:
Taxable	237,188	2,383	1.34	222,323	1,831	1.10
Tax-exempt [2]	140,377	3,824	3.64	207,529	4,881	3.14
Loans and loans held-for-sale: [1]
Commercial [3]	1,569,161	59,899	5.10	1,365,680	45,905	4.49
Tax exempt [2]	4,829	156	4.32	6,928	237	4.57
Real estate	438,380	9,722	2.97	303,701	7,509	3.31
Consumer	91,092	9,454	13.88	10,157	762	10.03
Total loans	2,103,462	79,231	5.04	1,686,466	54,413	4.31
Total earning assets	2,755,592	86,092	4.18	2,335,067	61,457	3.52
Less: Allowance for loan losses	(20,468)			(25,920)
Cash and due from banks	5,680			16,274
Other assets	237,637			201,198
Total assets	$2,978,441			$2,526,619

Liabilities
Deposits:
NOW	$678,991	$1,844	0.36%	$660,655	$1,323	0.27%
Money market checking	367,608	807	0.29	461,998	662	0.19
Savings	49,714	155	0.42	44,938	4	0.01
IRAs	6,271	52	1.11	10,764	102	1.27
CDs	122,095	1,433	1.57	148,807	1,091	0.98
Repurchase agreements and federal funds sold	11,334	4	0.05	10,677	10	0.13
FHLB and other borrowings	16,966	322	2.54	33,914	95	0.37
Subordinated debt	73,126	2,284	4.18	43,786	1,437	4.39
Total interest-bearing liabilities	1,326,105	6,901	0.70	1,415,539	4,724	0.45
Noninterest-bearing demand deposits	1,350,533			828,469
Other liabilities	41,379			36,665
Total liabilities	2,718,017			2,280,673

Stockholders’ equity
Preferred stock	—			774
Common stock	13,276			12,524
Paid-in capital	144,903			139,980
Treasury stock	(16,741)			(16,741)
Retained earnings	140,174			107,094
Accumulated other comprehensive income (loss)	(21,905)			1,788
Total stockholders’ equity	259,707			245,419
Noncontrolling interest	717			527
Total stockholders’ equity attributable to parent	260,424			245,946
Total liabilities and stockholders’ equity	$2,978,441			$2,526,619

Net interest spread (tax-equivalent)			3.48%			3.07%
Net interest income and margin (tax-equivalent) [2]		$79,191	3.84%		$56,733	3.25%
Less: Tax-equivalent adjustments		$(837)			$(1,077)
Net interest spread			3.44%			3.01%
Net interest income and margin		$78,354	3.80%		$55,656	3.19%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the nine months ended September 30, 2022 and 2021, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $20.1 million at September 30, 2022 and $147.3 million at September 30, 2021, are included in this amount.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net interest margin - U.S. GAAP basis
Net interest income	$29,846	$19,096	$78,354	$55,656
Average interest-earning assets	2,810,486	2,372,880	2,755,592	2,335,067
Net interest margin	4.21%	3.19%	3.80%	3.19%

Net interest margin - non-U.S. GAAP basis
Net interest income	$29,846	$19,096	$78,354	$55,656
Impact of fully tax-equivalent adjustment	292	338	837	1,077
Net interest income on a fully tax-equivalent basis	30,138	19,434	79,191	56,733
Average interest-earning assets	$2,810,486	$2,372,880	$2,755,592	$2,335,067
Net interest margin on a fully tax-equivalent basis	4.25%	3.25%	3.84%	3.25%

Key Metrics

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Book value per common share	$19.85	$22.18	$19.85	$22.18
Tangible book value per common share [5]	$19.38	$21.64	$19.38	$21.64
Efficiency ratio 1 5	78.8%	62.9%	80.4%	65.9%
Overhead ratio 2 3 5	4.0%	4.0%	4.0%	3.6%
Net loan charge-offs to total loans receivable [4]	0.2%	—%	0.2%	0.01%
Allowance for loan losses to total loans receivable	1.07%	1.40%	1.07%	1.43%
Nonperforming loans	$22,350	$17,453	$22,350	$17,453
Nonperforming loans to total loans receivable	0.9%	1.0%	0.9%	1.0%
Equity to assets	7.8%	9.5%	7.8%	9.5%
Community Bank Leverage Ratio	11.1%	12.0%	11.1%	12.0%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Non-U.S. GAAP metric

Tangible book value ("TBV") per common share was $19.38 and $21.64 as of September 30, 2022 and September 30, 2021, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of September 30,
(Dollars in thousands, except per share data)	2022	2021
Goodwill	$3,988	$3,988
Intangibles	1,806	2,518
Total intangibles	5,794	6,506

Total equity attributable to parent	243,913	265,565
Less: Total intangibles	(5,794)	(6,506)
Tangible common equity	238,119	259,059

Tangible common equity	238,119	259,059
Common shares outstanding (000s)	12,287	11,972
Tangible book value per common share	$19.38	$21.64

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

In 2022, the Federal Reserve raised its key interest rate from a range of 0.00% to 0.25% to a range of 3.00% to 3.25% as of September 30, 2022. Effective November 3, 2022, the Federal Reserve raised its key interest rate to a range of 3.75% to 4.00%. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Net interest margin (tax-equivalent) was 4.25% for the three months ended September 30, 2022 compared to 3.25% for the three months ended September 30, 2021. The increase in net interest margin (tax equivalent) was driven by the strong loan growth, higher loan yields, partially offset by an increase in funding costs. Net interest spread (tax-equivalent) was 3.68% for the three months ended September 30, 2022 compared to 3.09% for the three months ended September 30, 2021. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 57 basis points in the three months ended September 30, 2022 compared to 16 basis points in the three months ended September 30, 2021. This was driven by the 1.35% increase in yield on earning assets outpacing the impact of the cost savings associated with an increase of $469.1 million in average noninterest-bearing demand deposits.

During the three months ended September 30, 2022, net interest income increased by $10.8 million, or 56.3%, to $29.8 million from $19.1 million during the three months ended September 30, 2021. This increase is largely due to the increase in the average earning assets of $437.6 million being primarily funded by the increase in noninterest-bearing demand deposits of $469.1 million. Average total earning assets were $2.81 billion in the three months ended September 30, 2022 compared to $2.37 billion in the three months ended September 30, 2021. Total interest income increased by $13.4 million, or 65.5%, to $33.9 million in the three months ended September 30, 2022 from $20.5 million in the three months ended September 30, 2021. This increase in total interest income was driven by higher yields from new loan production at favorable interest rates, as well as the change in our loan portfolio. Average total loans increased to $2.40 billion in the three months ended September 30, 2022 from $1.74 billion in the three months ended September 30, 2021, primarily as the result of a $282.2 million increase in average real estate loans, a $271.1 million increase in average commercial loans and a $113.3 million increase in average consumer loans. The yield on total loans increased 1.01%.

Average investment securities decreased $64.5 million as the result of a $57.7 million decrease in tax-exempt investments and a $6.9 million decrease in taxable investments during three months ended September 30, 2022, compared to three months ended September 30, 2021. The yield on tax-exempt securities increased 69 basis points and the taxable securities yield increased 57 basis points.

Average interest-bearing liabilities increased by $0.8 million for three months ended September 30, 2022 from three months ended September 30, 2021. The increase was primarily the result of average balance increases of $80.8 million in certificates of deposit, $47.6 million in FHLB and other borrowings, $28.7 million in subordinated debt, and $29.2 million in savings, partially offset by average balance decreases of $174.7 million in money market checking accounts and $9.4 million in negotiable order of withdrawal accounts.

Average interest-bearing deposits were $1.27 billion for the three months ended September 30, 2022 and $1.35 billion for the three months ended September 30, 2021. Total interest expense increased by $2.7 million, caused primarily by a $2.1 million increase in deposit interest. The result was a seventy-six basis point increase in the cost of interest-bearing liabilities, primarily driven by increases in interest rates despite the average interest-bearing deposits remaining consistent.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Net interest margin (tax-equivalent) was 3.84% for the nine months ended September 30, 2022 compared to 3.25% for the nine months ended September 30, 2021. Net interest spread (tax-equivalent) was 3.48% for the nine months ended September 30, 2022 compared to 3.07% for the nine months ended September 30, 2021. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 36 basis points in the nine months ended September 30, 2022 compared to 18 basis points in the nine months ended September 30, 2021. This was driven by the 66 basis point increase in yield on earning assets outpacing the impact of the cost savings associated with an increase of $522.1 million in average noninterest-bearing demand deposits.

During the nine months ended September 30, 2022, net interest income increased by $22.7 million, or 40.8%, to $78.4 million from $55.7 million during the nine months ended September 30, 2021. This increase is largely due to the increase in the average earning assets of $420.5 million being primarily funded by the increase in average noninterest-bearing demand deposits of $522.1 million. Average total earning assets were $2.76 billion in the nine months ended September 30, 2022 compared to $2.34 billion in the nine months ended September 30, 2021. Total interest income increased by $24.9 million, or 41.2%, to $85.3 million in the nine months ended September 30, 2022 from $60.4 million in the nine months ended September 30, 2021. This increase in total interest income was driven by higher yields from new loan production at favorable interest rates, as well as the change in our loan portfolio, including the increase in consumer loans and accelerated accretion on PCI loans as a result of a loan sale in the second quarter of 2022, which resulted in the increase in yield on earning assets of 66 basis points. Average total loans increased to $2.10 billion in the nine months ended September 30, 2022 from $1.69 billion in the nine months ended September 30, 2021, primarily as the result of a $203.5 million increase in average commercial loans. The yield on total loans increased 73 basis points.

Average investment securities decreased $52.3 million as the result of a $67.2 million decrease in tax-exempt investments and offset by a $14.9 million increase in taxable investments during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The yield on tax-exempt securities increased 50 basis points and the taxable securities yield increased 24 basis points.

Average interest-bearing liabilities decreased by $89.4 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. The decrease was primarily the result of average balance decrease of $94.4 million in money market checking accounts, $26.7 million in certificates of deposit and $16.9 million in FHLB and other borrowings, partially offset by an average balance increase of $18.3 million in negotiable order of withdrawal accounts and $29.3 million in subordinated debt.

Average interest-bearing deposits were $1.22 billion for the nine months ended September 30, 2022 and $1.33 billion for the nine months ended September 30, 2021. Total interest expense increased by $2.2 million, caused primarily by a $1.1 million increase in deposit interest and a $0.8 million increase in interest on subordinated debt. The result was a 25 basis point increase in the cost of interest-bearing liabilities, primarily from increases in interest rates, despite the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

The cost of interest-bearing liabilities increased to 0.70% in the nine months ended September 30, 2022 from 0.45% in the nine months ended September 30, 2021. This increase is primarily the result of an increase of 15 basis points in the cost of deposits and an increase of 2.2% in the cost of FHLB and other borrowings, partially offset by a 21 basis point decrease in the cost of subordinated debt.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent losses in the loan portfolio. Loan loss provisions were $5.1 million for the three months ended September 30, 2022 and $0.4 million for the three months ended September 30, 2021. The increase in loan loss provision is primarily the result of the changes to the outstanding balances of the loan portfolios, including an increase in our consumer loan segment, level of recognized charge-offs and resulting historical loss rates, as well as adjustments to the risk grading of loans within the portfolio.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Total loan balances increased $256.3 million during the three months ended September 30, 2022 versus an increase of $66.9 million in the three months ended September 30, 2021. The commercial loan portfolio increased by $61.8 million during the three months ended September 30, 2022, in comparison to an increase of $45.7 million in the three months ended September 30, 2021, while the residential mortgage loan portfolio increased by $161.4 million during the three months ended September 30, 2022, as compared to a $9.6 million increase during the three months ended September 30, 2021. Additionally, our consumer loan portfolio increased by $33.4 million during the three months ended September 30, 2022, while it increased by $12.2 million in the three months ended September 30, 2021. Offsetting the commercial and total loan volume increases are SBA PPP loans, which decreased $2.2 million during the quarter ended September 30, 2022. In addition, net charge-offs during the three months ended September 30, 2022 totaled $1.3 million, compared to $0.1 million in the three months ended September 30, 2021. Provision was also impacted by a $1.0 million increase in the specific loan loss allocations in the three months ended September 30, 2022, relative to a $3.0 million increase in the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Total loan balances increased $601.6 million during the nine months ended September 30, 2022 versus an increase of $310.4 million in the nine months ended September 30, 2021. The commercial loan portfolio increased by $210.7 million during the nine months ended September 30, 2022, in comparison to an increase of $283.2 million in the nine months ended September 30, 2021, while the residential mortgage loan portfolio increased by $294.1 million during the nine months ended September 30, 2022, while increasing by $17.2 million in the nine months ended September 30, 2021. Included in the commercial and total loan volume are SBA PPP loans totaling $20.1 million as of September 30, 2022 compared to $147.3 million as of September 30, 2021. In addition, net charge-offs during the nine months ended September 30, 2022 totaled $3.3 million compared to net charge-offs of $0.1 million in the nine months ended September 30, 2021. Additionally, provision was impacted by a $2.2 million increase in the specific loan loss allocations in the nine months ended September 30, 2022, relative to a $2.8 million increase in the nine months ended September 30, 2021.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generally account for the majority of our noninterest income. Also, from time to time, we recognize gains or losses on acquisition and divestiture activity.

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Noninterest income for the three months ended September 30, 2022 and 2021 totaled $8.2 million and $22.0 million, respectively. The decrease in noninterest income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily the result of a one-time gain on acquisition and divestiture activity of $10.8 million during the three months ended September 30, 2021, as well as decreases of $4.6 million in equity method investment income and $0.5 million in the gain on sale of available-for-sale securities. These decreases were partially offset by increases of $1.6 million in payment card, $0.7 million in compliance and consulting income and $0.2 million in other operating income.

Equity method investment income decreased $4.6 million due to mortgage income being down as a result of sharp increases in market interest rates during the third quarter. Gain on sale of available-for-sale securities decreased $0.5 million due to no sales of available-for-sale investments in the third quarter of 2022 compared to sales of $28.0 million in the third quarter of 2021. Compliance and consulting income increased $0.7 million, primarily due to team expansion. Payment card and service charge income increased $1.6 million due to several sponsoring agreements, new products and services as a result of recent investments in Fintech capabilities and our banking-as-a-service relationships.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Noninterest income for the nine months ended September 30, 2022 and 2021 totaled $32.0 million and $48.1 million, respectively. The decrease in noninterest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily the result of a decrease of $13.9 million in equity method investment income , $2.7 million in the gain on sale of available-for-sale securities and $1.9 million in holding gain on equity securities. These decreases were partially offset by increases of $5.2 million in compliance consulting income, $4.9 million in payment card and service charge income, $1.9 million in equity method investment gains and $0.7 million in other operating income.

Equity method investment income decreased $13.9 million for the nine months ended September 30, 2022 primarily due to lower mortgage banking revenue. Gain on sale of available-for-sale securities decreased $2.7 million for the nine months ended September 30, 2022 due to the decreased sales of available-for-sale securities totaling $60.6 million in the nine months ended September 30, 2022 compared to $103.4 million in the nine months ended September 30, 2021 and market conditions. Compliance and consulting income increased $5.2 million for the nine months ended September 30, 2022 primarily by revenue growth from professional services companies. Payment card and service charge income increased $4.9 million for the nine months ended September 30, 2022 due to increased interchange income from our banking-as-a-service relationships. Equity method investment gains increased $1.9 million primarily due to an increased investments in current equity method investment portfolio. Other operating income increased $0.7 million primarily due to the sale of mortgage servicing rights in June 2022.

Noninterest Expense

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Noninterest expense was $30.0 million and $25.8 million in the three months ended September 30, 2022 and 2021, respectively. Approximately 61% and 64% of noninterest expense for each of the three months ended September 30, 2022 and 2021, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations. The increase relative to the prior year period primarily reflects higher salaries and employee benefits costs of $1.8 million. The increases in salaries and employee benefits were due to continued hiring that resulted in a 30% increase in average full time equivalent employees for the first three quarters of 2022 as compared to the first three quarters of 2021, including front-line revenue producers and enhanced risk management infrastructure, amidst the transformation of the Company’s business model, mitigated in part by a focused reallocation of resources, including lower infrastructure costs related to a reduction in branch count.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Noninterest expense was $88.6 million and $68.4 million in the nine months ended September 30, 2022 and 2021, respectively. Approximately 62% and 62% of noninterest expense for the nine months ended September 30, 2022 and 2021, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations. The increase relative to the prior year period primarily reflects higher salaries and employee benefits costs of $13.2 million. The increases in salaries and employee benefits were due to continued hiring that resulted in a 30% increase in average full time equivalent employees for the first three quarters of 2022 as compared to the first three quarters of 2021, including front-line revenue producers and enhanced risk management infrastructure, amidst the transformation of the Company’s business model, mitigated in part by a focused reallocation of resources, including lower infrastructure costs related to a reduction in branch count.

Return on Assets and Equity

Assets

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Our return on average assets was 0.4% for the three months ended September 30, 2022, compared to 1.9% for the three months ended September 30, 2021. The decreased return in 2022 is a result of a $9.1 million decrease in earnings, while average total assets increased by $465.8 million, mainly as the result of a $664.5 million increase in average total loans, partially offset by a $151.5 million decrease in average interest-bearing deposits with banks and a $64.5 million decrease in average investment securities.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Our return on average assets was 0.4% for the nine months ended September 30, 2022, compared to 1.5% for the nine months ended September 30, 2021. The decreased return in 2022 is a result of a $20.6 million decrease in earnings being outpaced by an increase in average total assets of $451.8 million, mainly as the result of a $417.0 million increase in average total loans, a $66.0 million increase in average interest-bearing balances with banks, partially offset by a $52.3 million decrease in average investment securities.

Equity

Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

Our return on average stockholders’ equity was 4.2% for the three months ended September 30, 2022, compared to 18.1% for the three months ended September 30, 2021. The decreased return in 2022 is a result of an $9.1 million decrease in earnings, while average equity decreased by $5.1 million.

Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

Our return on average stockholders’ equity was 4.4% for the nine months ended September 30, 2022, compared to 15.8% for the nine months ended September 30, 2021. The decreased return in 2022 is a result of a $20.6 million decrease in earnings, while average equity increased by $14.5 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $79.9 million at September 30, 2022, compared to $307.4 million at December 31, 2021. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $400.8 million at September 30, 2022, compared to $453.9 million at December 31, 2021. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Available-for-sale securities:
United States government agency securities	$46,148	$40,437
United States sponsored mortgage-backed securities	57,829	76,108
United States treasury securities	111,032	110,389
Municipal securities	135,758	175,012
Corporate debt securities	7,640	11,142
Other debt securities	7,500	7,500
Other securities	835	878
Total investment securities available-for-sale	$366,742	$421,466

Equity securities	$34,101	$32,402

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

Loans

Our loan portfolio totaled $2.47 billion as of September 30, 2022 and $1.87 billion as of December 31, 2021. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The growth in loans is primarily driven by our strategic lending partnerships.

For more information regarding our loans, see Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At September 30, 2022 and December 31, 2021, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, there is a concentration within the healthcare industry which includes loans to physicians, nursing homes and pharmacies.

Allowance for Loan Losses

The ALL was $26.5 million or 1.07% of loans receivable at September 30, 2022 compared to $18.3 million or 0.98% of loans receivable at December 31, 2021. This ratio increased due to increased loan loss provision of $11.5 million, offset by a decrease in net charge-offs totaling $3.3 million for the nine months ended September 30, 2022. The increase in ALL was primarily the result of changes to the outstanding balances of the loan portfolios, changes in the level of recognized charge-offs, changes in the Q Factor adjustments, and adjustments to the risk grading of loans within the portfolio were all contributing factors in the ultimate change in the allowance for loan losses. Commercial, Mortgage, Consumer, and subprime consumer automobile portfolio, with its relatively higher allocation rate, saw an increase in loan balances. The total increase in the ALL of $8.2 million is the product of a $2.2 million increase in ALL required by changes in loan balances and allocation rates for the commercial loan portfolio segments, a $3.2 million increase in ALL caused by the changes in loan balances and allocation rates for the subprime consumer automobile portfolio, a $1.8 increase in ALL required by changes in loan balances and allocation rates for the mortgage loan portfolio segments and $1.0 million increase in ALL caused by the changes in loan balances and allocation rates for all other loan portfolio segments combined.

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

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $2.70 billion, or 94.5% of funding sources at September 30, 2022. This same information at December 31, 2021 reflected $2.38 billion in deposits representing 96.6% of funding sources. Subordinated debt of $73.2 million and amounts due to FHLB and other borrowings of $73.3 million represented 5.1% of funding sources at September 30, 2022 and $73.0 million and none, respectively, or 3.0% of funding sources at December 31, 2021. Repurchase agreements, which are available to large corporate customers, represented 0.3% of funding sources at September 30, 2022 and 0.5% at December 31, 2021.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the Company. At September 30, 2022, noninterest-bearing balances totaled $1.41 billion, compared to $1.12 billion at December 31, 2021, or 52.3% and 47.1%, respectively, of total deposits. Interest-bearing deposits totaled $1.29 billion at September 30, 2022, compared to $1.26 billion at December 31, 2021, or 47.7% and 52.9%, respectively, of total deposits.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$1,411,772	$1,120,433
Interest-bearing demand	763,401	651,016
Savings and money markets	306,170	510,068
Time deposits, including CDs and IRAs	215,615	96,088
Total deposits	$2,696,958	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$6,864	$9,573

Average interest-bearing deposits were $1.27 billion during the three months ended September 30, 2022, compared to $1.35 billion during the same time period in 2021 and average noninterest-bearing deposits were $1.32 billion during the three months ended September 30, 2022 compared to $852.9 million during the same time period in 2021.

Average interest-bearing deposits were $1.22 billion during the nine months ended September 30, 2022 compared to $1.33 billion during the same time period in 2021 and average noninterest-bearing deposits were $1.35 billion during the nine months ended September 30, 2022 compared to $828.5 million during the same time period in 2021.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Deposit Concentration

The main driver of recent deposit growth has been the increase in Fintech deposits from $1.14 billion at December 31, 2021 to $1.32 billion as of September 30, 2022, through the addition of new relationships and continuing to grow current relationships. This growth in Fintech deposits is slightly offset by the decrease in gaming deposits. Gaming deposits, which are included in total Fintech deposits, totaled $885.4 million as of September 30, 2022, compared to $911.6 million at December 31, 2021. Of the gaming deposits, $730.5 million is with our three largest clients at September 30, 2022.

Capital and Stockholders' Equity

During the nine months ended September 30, 2022, stockholders’ equity decreased $30.9 million to $244.4 million. This decrease consists of other comprehensive loss of $36.4 million, primarily due to unrealized holding loss on available-for-sale securities, net of taxes, of $36.6 million and cash dividends paid of $6.2 million, partially offset by net income available to common shareholders of $8.5 million, stock-based compensation of $2.1 million and common stock options exercised totaling $1.8 million.

With stockholders’ equity decreasing as noted above and being outpaced by the growth in assets of $347.5 million in the nine months ended September 30, 2022, the equity to assets ratio decreased from 9.8% at December 31, 2021 to 7.8% at September 30, 2022. We paid dividends to common shareholders of $6.2 million and $4.2 million in the nine months ended September 30, 2022 and 2021, respectively, compared to earnings of $8.5 million and $29.2 million in the nine months ended September 30, 2022 and 2021, respectively, resulting in the dividend payout ratio increasing to 72.7% in the nine months ended September 30, 2022 from 14.5% in the nine months ended September 30, 2021.

We and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the FDIC. We are exempt from the Federal Reserve Board’s capital adequacy standards as we believe we meet the requirements of the Small Bank Holding Company Policy Statement. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1, Business and Note 15 – Regulatory Capital Requirements to the consolidated financial statements and accompanying notes contained in the 2021 Form 10-K.

The optional community bank leverage ratio ("CBLR") framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

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

The Bank's CBLR at September 30, 2022 was 11.1%, which is above the well-capitalized standard of 9%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the nine months ended September 30, 2022, cash from operating, investing and financing activities totaled $3.8 million, ($617.4) million and $386.1 million, respectively. Significant changes in operating cash flows during the quarter include outflows for loans originated for sale of $69.9 million related to the SBA lending program, partially offset by proceeds of loans sold of $58.9 million related to the SBA lending program and sale of PCI loans. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.3% and 4.6% for September 2022 and 2021, respectively.

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

Concentration of Credit Risk

We continue to grant a majority of our commercial, residential and home equity loans to customers throughout the North Central West Virginia and Northern Virginia markets. However, over time the focus on these markets has been supplemented by originating loans through strategic lending partnerships and government guaranteed lending, both of which have included a focus on lending across the United States. Collateral for loans is primarily residential and commercial real estate, personal property and business equipment. We evaluate the creditworthiness of each of our customers on a case-by-case basis and the amount of collateral it obtains is based upon management’s credit evaluation.

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

Item 4 – Controls and Procedures

As of September 30, 2022, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description	Exhibit Location
Exhibit 2.1	Agreement and Plan of Merger and Reorganization, dated August 12, 2022 by and between MVB Financial Corp. and Integrated Financial Holdings, Inc.	Form 8-K, File No. 001-38314, filed August 15, 2022, and incorporated by reference herein
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 101.INS	XBRL Instance Document	Filed herewith
Exhibit 101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	November 8, 2022	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)