Form 10-K
period 2022-12-31
MVB FINANCIAL CORP
filed 2023-03-16
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Based upon the closing price of the common shares of the registrant on June 30, 2022 of $31.11 as reported on the Nasdaq Capital Market, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $337.7 million. For this purpose, certain executive officers and directors are considered affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of March 15, 2023, the registrant had 12,621,580 shares of common stock outstanding with a par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements:

Statements in this Annual Report on Form 10-K that are based on factors other than historical data are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively, “we,” “our,” or “us”), including the MVB Bank, Inc. (the “Bank”), and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” "target," “expect,” “intend,” “plan,” “projects,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits, including the pace of recovery following the continued effects of the Coronavirus Disease ("COVID-19") pandemic;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	evolving legislation and heightened regulatory scrutiny in emerging FinTech and banking-as-a-service sectors and our ability to recruit and retain employees with industry expertise to comply with such legislation and regulatory scrutiny;
●	ability to adapt to technological change and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in financial technology (“Fintech”);
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, major developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict, including the continuing escalation and conflict in Ukraine;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	the length, severity, magnitude and duration of the COVID-19 pandemic and other pandemics in the future and the direct and indirect impacts of the COVID-19 pandemic and other pandemics in the future, including their impact on our financial condition and business operations, and any governmental or societal responses thereto;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	deposits include certain concentrations with large customers and industries;
●	the quality and composition of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the transition away from the London Inter-bank Offered Rate (“LIBOR”) and to the Secured Overnight Financing Rate ("SOFR") as the primary interest rate benchmark;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;

●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	risks, uncertainties and losses involved with the developing cryptocurrency industry, including the evolving regulatory framework;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of adopting the current expected credit losses (“CECL”) standard;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

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

REFERENCES

Unless the context otherwise requires, references in this report to “MVB Financial,” “MVB,” the "Company,” “we,” “us,” “our,” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the "Bank"). The Bank’s consolidated subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, LLC (“Edge Ventures”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”) and Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”), as well as controlling interests in MVB Technology, LLC (“MVB Technology”) and Flexia Payments, LLC (“Flexia”). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Ayers Socure II, LLC ("Ayers Socure II") and Warp Speed Holdings, LLC ("Warp Speed").

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

We have acquired a number of financial institutions and other financial services businesses. Future acquisitions and divestitures will be consistent with our strategic direction. Our most recent acquisition activity includes the following:

●	In March 2022, the Bank entered into an agreement to acquire a 37.5% interest in Warp Speed, a holding company whose subsidiaries are focused on residential and commercial loan origination and servicing, business and personal insurance brokerage and data analytics. In April 2022, we assumed the Bank's obligations under the Purchase Agreement. Effective October 1, 2022, we completed the purchase with $38.4 million in cash, plus 313,030 shares of newly-issued common stock of MVB, with an aggregate value of $9.6 million, based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to closing.

●	In August 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Integrated Holdings, Inc. (“IFH”). The Merger Agreement provided that, upon the terms and conditions therein, IFH would merge with and into MVB (the “Merger”), with MVB continuing as the surviving corporation. Following the Merger, West Town Bank & Trust (“West Town Bank”), a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, would merge with and into the Bank, with the Bank as the surviving bank. In January 2023, the Merger Agreement was approved by the board of directors and shareholders of MVB and IFH. We are awaiting required regulatory approvals in order to execute the Merger.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with a primary focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex, from both an operational and regulatory perspective. We believe that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, we believe these industries provide a source of stable, low cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from both an operational and regulatory perspective.

Edge Ventures

Edge Ventures, a wholly-owned subsidiary of the Bank, was created as a management company to provide oversight, alignment and structure for our Fintech companies and allocate resources to help incubate venture businesses and technologies acquired and developed by us. Subsidiaries of Edge Ventures include MVB Technology, Flexia and Victor, which are developing software to enhance the products and services available to our customers.

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

Flexia

Edge Ventures owns an 80% interest in Flexia. Flexia is a Las Vegas-based Fintech company that licenses technology which allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card and to utilize them for non-cash transactions at participating casinos. Flexia's technology license provides Flexia with exclusive use of the software in the United States and Canada.

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

Professional Services

Chartwell

Chartwell is a wholly-owned subsidiary of the Bank. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell has expanded its services to both Fintech clients and banks, in coordination with the Bank’s current compliance officers, to help create and implement strategy and provide expert compliance resources to aid the Bank in carrying out stringent and faster new client due diligence. In February 2023, Ankura Consulting Group, LLC acquired Chartwell from the Bank.

Paladin Fraud

Paladin Fraud is a wholly-owned subsidiary of the Bank. Paladin Fraud provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats.

Trabian

The Bank owns an 80.8% interest in Trabian. Trabian builds digital products and web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintech companies. Consistent with the Bank's mission to pursue technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

Primary Market Areas and Customers

We consider our primary market area for CoRe banking services to be comprised of North Central West Virginia and Northern Virginia, where we currently operate eight full-service branches: six in West Virginia and two in Virginia. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.3%, 3.7% and 6.5% for December 2022, 2021 and 2020, respectively.

COVID-19 Pandemic

Since 2020, economies throughout the world have been severely disrupted as a result of the COVID-19 pandemic and its subsequent variants. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business and our clients, providers and third parties. The extent of such impact depends on future developments, including resurgences, new variants or future pandemics, which are highly uncertain and cannot be predicted. We continue to actively monitor and respond to any ongoing effects of the COVID-19 pandemic.

Segment Reporting

We have identified five reportable segments: CoRe banking; mortgage banking; professional services; Edge Ventures; and financial holding company.

Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Our Fintech division is included in the CoRe banking segment.

Revenue from our mortgage banking segment is primarily comprised of our share of net income or loss from mortgage banking activities of our equity method investments in ICM and Warp Speed. As we have elected to record our proportionate share of earnings of Warp Speed on three month lag, results of Warp Speed are not included in our consolidated statement of income for the year ended December 31, 2022 .

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

For more information about each of our reportable segments, please refer to Note 22 – Segment Reporting accompanying the consolidated financial statements included elsewhere in this report.

Commercial Loans

At December 31, 2022, the Bank had outstanding approximately $1.61 billion in commercial loans, including commercial and industrial, commercial real estate and financial loans. These loans represented approximately 68% of the total aggregate loan portfolio as of that date.

Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending and installment lending). In addition, the ability of a borrower to make payments on commercial loans typically depends on adequate cash flow of a business and thus may be subject to adverse conditions in the general economy or in a specific industry to a greater extent than consumer loans. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, the Bank reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

The Bank evaluates all new commercial loans and the Bank's Credit Department facilitates an annual loan review process that ensures that a significant portion of the commercial loan portfolio, typically a minimum of 50%, is reviewed each year under a risk-based approach. If deterioration in credit worthiness has occurred, the Bank takes prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered for possible downgrading, and may be considered classified and potentially placed on non-accrual status.

Residential Mortgage Loans

At December 31, 2022, the Bank had approximately $628.2 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 26% of total loans outstanding.

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

Residential construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. Also, note that with respect to construction loans, the Bank generally makes loans to the homeowner, rather than to the builder. At December 31, 2022, residential mortgage construction loans to individuals totaled approximately $90.6 million with an average remaining life of three months and are generally refinanced to a permanent loan upon completion of the construction.

Consumer Loans

At December 31, 2022 the Bank had approximately $131.6 million of consumer loans, including installment loans and personal lines of credit, representing 6% of total loans outstanding. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles.

Credit risk for consumer loans is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment also includes subprime loans purchased from a third-party originator related to purchases of personal automotive vehicles in Puerto Rico. Credit risk is unique in comparison to the remainder of the consumer segment as these loans are being provided to consumers that cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan.

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

Fintech companies also compete with us directly and in partnership with other banks and financial services providers in lending, deposits, contactless payment cards, digital wallets and mobile payments solutions, installment or other buy now pay later methods, real-time payment systems, peer-to-peer payments, card readers and other point of sale technologies, tools that simplify merchant payments and other markets. We believe that our approach of integrating banking services with technology provides flexibility, which enables the Bank to offer an array of banking products and services. ICM and Warp Speed face significant competition from traditional financial institutions, Fintech-focused banks and neobanks and other national and local mortgage banking operations.

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

Human Capital Resources

As of December 31, 2022, we employed 477 team members. We seek to attract, retain and develop the most talented team members possible, regardless of location, by promoting a strong, positive culture, offering competitive compensation, maintaining a safe and healthy workplace, investing in training and education and emphasizing open communication with management.

Culture

We remain committed to maintaining and growing our culture by leveraging our purpose, values and associated behaviors. We have successfully operationalized our Culture Initiative by embedding these elements into our day-to-day operations. Examples of this can be found in our talent acquisition, onboarding, education and performance processes. We take time to listen to our team members, to understand areas of opportunity and to provide support that enables us to execute on our business strategy.

Diversity Equity and Inclusion

Our goal is to create and sustain a visible commitment to diversity, equity and inclusion, recognizable to current and future team members, clients and partners. We believe leveraging differences in thoughts, experiences, backgrounds and perspectives drives team member engagement, innovation and financial success.

We established a Diversity, Equity and Inclusion Team Member Resource Group, composed of company volunteers across the organization. We believe educating our team members about events and subjects related to diversity, equity and inclusion creates a more inclusive culture and enables leaders across the organization to develop diverse teams and fosters collaboration and innovation.

Total Rewards

To attract and retain team members, we consistently assess the labor market and seek to improve our benefit and compensation programs. We offer a competitive salary structure with short-term and long-term performance incentives. Our total compensation programs are also designed to promote the interests of our team members and shareholders, while enabling us to attract and retain top-quality executive talent.

We educate, support and empower team members and their dependents to improve and maintain their overall health and well-being through healthy lifestyle choices and to create a culture of wellness. We offer competitive benefits plans, wellness incentives, flexible work arrangements, parental leave and community service opportunities. We also support team members’ financial planning for the future by offering 401(k) plan matching, immediate vesting and access to retirement advisors.

Team Members Learning and Development

We remain committed to education and development for our team members. The remote work environment has created additional opportunities for virtual and online learning. In 2022, team members were assigned position-specific curricula designed to support ongoing compliance requirements and development within their individual positions. Team members experience on the job training, as well as other company organized opportunities. In 2022, we held 156 internal learning events that provided 228 total hours, or an average of 4.76 hours per week, of learning opportunities facilitated by our Learning & Development team.

We have a 40 hour annual education requirement for each team member as part of our annual performance evaluation process. This also includes additional courses/content team members experience outside of our Learning Management System.

We also offer team member education assistance and tuition reimbursement programs. In 2022, 28 team members participated in education assistance while four team members were approved for the tuition reimbursement program. The education assistance program provides support to team members wanting to acquire training outside of MVB in support of their position and/or annual certification requirements. Tracking these requests allows us to have visibility into the interest of team members. The tuition reimbursement program provides support to team members who wish to further their education with accredited institutions.

Communication, Recognition and Engagement

We believe it is important to provide our team members with open communication with management. Our internal communication structure includes various opportunities for team members to interact with our chief executive officer and other members of the executive leadership team, including monthly all-hands town hall meetings. At the meetings, our chief executive officer and members of the executive leadership team present informational topics in sessions open to all team members.

Supervision and Regulation

We are subject to extensive regulation under federal and state banking laws. Our earnings are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to in this section. The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies, banks and their affiliates and contains specific information about us. Regulation of banks, bank holding companies, financial holding companies and their affiliates is intended primarily for the protection of depositors, the insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the stability of the financial system, rather than for the protection of our shareholders and creditors.

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

Regulatory Agencies

We are a legal entity separate and distinct from the Bank and the Bank’s wholly-owned subsidiaries. As a financial holding company and a bank holding company, we are regulated under the Bank Holding Company Act of 1956, as amended (“BHCA”), and we and our non-bank subsidiaries are subject to inspection, examination and supervision by the Federal Reserve Board. The BHCA provides generally for “umbrella” regulation of financial holding companies such as us by the Federal Reserve Board and for functional regulation of banking activities by bank regulators, securities activities by securities regulators and insurance activities by insurance regulators. We are also under the jurisdiction of the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each administered by the SEC.

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed” under applicable Federal Reserve Board regulations and the depository institution subsidiaries controlled by the financial holding company must have at least a satisfactory Community Reinvestment Act rating. A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned Capital Requirements and Prompt Corrective Action included in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating of 1 or 2 and management rating of at least “satisfactory” in its most recent examination. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance with such requirements, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the financial holding company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the financial holding company does not return to compliance with such requirements within 180 days, the Federal Reserve Board may require (i) divestiture of the holding company’s depository institutions or (ii) termination by the financial holding company of any activity that is not an activity that is permissible for bank holding companies under section 4(c)(8) of the BHCA. If a depository institution receives a rating of less than satisfactory under the Community Reinvestment Act, the financial holding company may not commence any additional financial activity or acquire a company engaged in financial activity, until the bank subsidiary has achieved at least a rating of satisfactory under the Community Reinvestment Act.

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

As required by the EGRRCPA, in August 2018, the Federal Reserve Board issued an interim final rule that expanded applicability of the Federal Reserve Board’s Small Bank Holding Company Policy Statement. The interim final rule raised the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company that: (i) is not engaged in significant non-banking activities; (ii) does not conduct significant off-balance sheet activities; and (iii) does not have a material amount of debt or equity securities, other than trust-preferred securities, outstanding that are registered with the SEC. The interim final rule provides that, if warranted for supervisory purposes, the Federal Reserve Board may exclude a company from the threshold increase. Management believes we meet the conditions of the Federal Reserve Board’s Small Bank Holding Company Policy Statement and are therefore excluded from consolidated capital requirements and are subject to specific debt to equity ratio requirements. To be considered well capitalized, a company subject to the Small Bank Holding Company Policy Statement must meet certain requirements, including having a debt-to-equity ratio of 1.0:1 or less. Further, qualification as a small bank holding company allows us to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve. The Bank remains subject to regulatory capital requirements administered by the federal banking agencies.

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

Federal and state banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties and to appoint a receiver in order to conserve the assets of the Bank for the benefit of depositors and other creditors. The West Virginia Commissioner of Banking also has the authority to take possession of a West Virginia state bank in certain circumstances and to appoint the FDIC as receiver, including, among other things, when it appears necessary in order to protect or preserve the assets of that bank for the benefit of depositors and other creditors.

Anti-Money Laundering and the USA PATRIOT Act

A major focus of governmental policy on financial institution regulations in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act contains anti-money laundering measures affecting insured depository institutions and their affiliates, broker-dealers and certain other financial institutions. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must use enhanced due diligence procedures in their dealings with certain types of high-risk customers and implement a written customer identification program. Financial institutions must take certain steps to assist government agencies in detecting and preventing money laundering and report certain types of suspicious transactions. The Patriot Act includes the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, which grants the Secretary of the United States Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. The United States Treasury has issued a number of regulations to implement the Patriot Act under this authority requiring financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Regulatory authorities routinely examine financial institutions for compliance with these obligations, and failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution, including imposing substantial money penalties and causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation

The United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, regimes and individuals, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions to OFAC after their occurrence. Failure to comply with these sanctions could have serious legal, financial and reputational consequences, including the imposition of financial penalties, causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies and foreign banks which engage in the banking business in the United States (together, “banking entities”) from engaging in proprietary trading of certain securities, derivatives and commodity futures and options on these instruments, for their own account and prohibits banking entities from investing in or sponsoring certain types of funds (“covered funds”) unless otherwise permitted by the Volcker Rule. EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. As of July 22, 2019, the effective date for the rulemaking implementing the EGRRCPA exemption, and December 31, 2022, we and the Bank are below these thresholds and thus exempt from the Volcker Rule.

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

Transactions with Affiliates

Transactions with affiliates are regulated under federal banking law. The Federal Reserve Act, made applicable to the Bank by section 8(j) of the Federal Deposit Insurance Act (the “FDIA”), imposes quantitative and qualitative requirements and collateral requirements on “covered transactions” by the Bank with, or for the benefit of, its affiliates and generally requires those transactions to be on arm's length terms at least as favorable to the Bank as if the transaction were conducted with an unaffiliated third-party. Covered transactions are defined by the Federal Reserve Act to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure by a bank to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf or for the benefit of an affiliate. In general, any such transaction by the Bank or its subsidiaries must be limited to certain thresholds on an individual and aggregate basis and, for credit transactions with any affiliate, must be secured by designated amounts of specified collateral.

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

Capital Requirements

Federal regulations require FDIC-insured depository institutions, such as the Bank, to comply with applicable federal capital adequacy standards (the “Capital Rules”). State chartered banks, such as the Bank, are subject to similar capital requirements adopted by their state regulators, which, in our case, is the West Virginia Division of Financial Institutions.

The Capital Rules include a “Common Equity Tier 1” (“CET1”) measure, specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expand the scope of the deductions/adjustments to capital as compared to existing regulations.

Under the Capital Rules, the minimum capital ratios currently effective are:

●	4.5% CET1 to risk-weighted assets;
●	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;
●	8.0% total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and
●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

In addition to establishing the minimum regulatory capital requirements, the Capital Rules limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of CET 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

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

The optional community bank leverage ratio ("CBLR") framework, which was issued through interagency guidance, provides a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institution (i) will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which period the leverage ratio cannot go 100 basis points below the then applicable threshold and (ii) will not be required to calculate and report risk-based capital ratios. The bank elected to begin using the CBLR framework for the first quarter of 2021 and intends to use this measure for the foreseeable future.

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

We have policies and procedures in place to establish internal capital levels and to monitor and stress-test such levels on a regular basis to ensure we remain above regulatory capital limits. The Bank's CBLR at December 31, 2022 was 9.83%.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital to an acceptable level. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it will thereafter be treated as if it is “significantly undercapitalized” until such capital deficiency is corrected.

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

For further information regarding the capital ratios and leverage ratio of us and the Bank, please refer to the discussion under the section captioned Capital and Stockholders’ Equity included in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems, internal audit systems, cybersecurity, liquidity, data protection, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits, among other subjects. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

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

Federal Home Loan Bank Membership

The Federal Home Loan Bank (“FHLB”) provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”), plus 4.0% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2022, the Bank held capital stock of FHLB in the amount of $10.0 million.

Federal and State Consumer Laws

We are subject to a number of federal and state consumer protection laws that extensively govern the relationships between us, the Bank and the Bank's consumer customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act (“HMDA”), the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these federal laws’ respective state-law counterparts, as well as state usury laws and state and federal laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict our and the Bank's ability to raise interest rates in certain respects and subject us and the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.

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

The CFPB has concentrated certain of its rulemaking efforts on a variety of mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending and servicing practices. The CFPB issued final rules changing the reporting requirements for lenders under the HMDA. The rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the loans and borrowers.

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

Effect of Environmental Regulation

Our primary exposure to environmental risk is through our lending activities. In cases when management believes environmental risk potentially exists, we mitigate our environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral. With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit. We do not currently anticipate any material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations. The recent focus on environmental, sustainable and governance and climate change considerations in the business community and among our and the Bank's other constituents may over time affect our and the Bank's approach to evaluating and addressing environmental risk and may increase the costs associated with monitoring and mitigating those risks.

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

Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has indicated its intention to raise certain benchmark interest rates in an effort to combat inflation, which rates have increased in 2022 and the first quarter of 2023. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, as interest rates rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio becomes negatively impacted. In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could materially adversely affect our business.

We may continue to face risks and ongoing effects related to the COVID-19 pandemic or other pandemics.

The full impact of COVID-19 is unknown and continually evolving. The outbreak of COVID-19, its subsequent variants, and other pandemics in the future and any preventative or protective actions that we, our clients or governmental authorities may take in response to such pandemics may result in a period of disruption in our financial reporting capabilities and our operations, and could potentially impact our clients, providers and third parties.

The extent to which the COVID-19 pandemic impacts and future pandemics may impact our future operating results and the broader economy and markets in which we serve are uncertain and will depend on the duration and severity of the pandemic and on future developments. These developments include the availability, efficacy and distribution of vaccines, governmental actions to contain the virus or treat its impact, the ultimate length of any restrictions and accompanying effects and macroeconomic impacts, including lower stock prices for many companies, increased credit risk, market instability, altered labor market due to the transition to remote and hybrid work policies, high inflation rates and continued global disruptions to the supply chain. These factors could result in further decline in demand for banking products and services and could negatively impact, among other things, liquidity, regulatory capital and future growth.

Banking and financial services have been designated essential businesses; therefore, our operations are expected to continue in the event of a pandemic. However, even after COVID-19 has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’ global economic impact, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. As a result, the ultimate impact of a pandemic is highly uncertain and subject to change.

Our business depends upon the general economic conditions and real estate markets of the State of West Virginia and the Commonwealth of Virginia, and may be adversely affected by downturns in these and the other local economies in which we operate.

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

Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, approximately 34.3% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within West Virginia and Virginia. A significant decline in general economic conditions in West Virginia or Virginia, whether caused by recession, inflation, unemployment, changes in crude oil prices, changes in securities markets, acts of terrorism, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

Additionally, nearly 69.0% of our total loans are real estate interests (residential and non-residential, including both owner-occupied and investment real estate and construction and land development) mainly concentrated in West Virginia and Virginia, a relatively small geographic area. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

Severe weather (including climate change) and natural disasters could have significant effects on our business.

Our business is subject to risk from external climate-related events that could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause additional expenses. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

Climate change exposes us to physical risk as its effects may lead to more frequent and extreme shifts in weather patterns and more extreme weather events that could damage, destroy or otherwise impact the value or productivity of our properties and other assets; reduce the availability of insurance to cover losses; and/or disrupt our operations through prolonged outages. Such events and long-term shifts may also have a significant impact on our customers, which could amplify credit risk by diminishing borrowers’ repayment capacity or collateral values, and other businesses and counterparties with whom we transact, which could have a broader impact on the economy, supply chains and distribution networks.

Furthermore, banking regulators and other supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, we face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs. Additionally, our reputation and ability to maintain client relationships and attract and retain employees may depend on the sufficiency of our policies and practices related to climate change, including our direct or indirect involvement in certain industries.

Risks Related to Our Business

Our non-residential real estate loans expose us to greater risks of non-payment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses, which would reduce net income.

At December 31, 2022, $1.74 billion, or approximately 73%, of our loan portfolio consisted of non-residential real estate and other non-residential loans. Non-residential real estate and other non-residential loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce net income. Also, many of our non-residential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our investment in sub-prime automobile loans expose us to greater risks of non-payment, which may cause us to increase our allowance for loan losses, which would reduce net income.

As of December 31, 2022, our loan portfolio consisted of $58.1 million of sub-prime automobile loans. Considering the higher interest rates of sub-prime automobile loans and lower credit ratings of sub-prime borrowers, these types of loans are generally considered to have a greater risk of delinquency and non-payment than conforming loans and may require greater provisions for loan losses. We have experienced slight increases in delinquencies or non-payment in this portfolio compared to our other automobile loans and our loan portfolio may be adversely affected if we continue to experience an increase in delinquencies or non-payment. Consequently, we could sustain loan losses and be required to establish a higher provision for loan losses.

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

The earnings from our investments in ICM and Warp Speed will be significantly reduced if ICM and Warp Speed are not able to sell mortgages.

The profitability of ICM and Warp Speed depend in large part upon their ability to originate a high volume of loans and to sell them in the secondary market. Thus, they are dependent upon (i) the existence of an active secondary market and (ii) their ability to sell loans into that market. Volatile interest rate environments could increase this risk initially. However, past performance supports our ability to fund the increase in ICM's production.

ICM and Warp Speed’s ability to readily sell mortgage loans is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae and Freddie Mac, are government-sponsored enterprises with substantial market influence whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of these government-sponsored enterprises and other institutional and non-institutional investors or any impairment of their ability to participate in such programs could, in turn, adversely affect our results of operations.

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

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Board is now reversing its policy of near zero interest rates given its concerns over inflation. In recent periods, market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. The increase in market interest rates could have an adverse effect on our net interest income and profitability. Although the Federal Reserve acted with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions which would disrupt the financial systems, also known as “shocks,” the continuing impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity and the availability of credit. Financial instruments do not respond in a parallel fashion to rising or falling interest rates. Given the interconnectedness of the global financial system, these vulnerabilities could impact our business operations and financial condition. Furthermore, any asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates could have an adverse effect on our results of operations. Interest rate risk is more fully described in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Our gaming initiative has contributed significantly to an increase in our noninterest bearing deposits, which has driven the Bank’s funding costs to levels that may not be sustainable and creates concentration risk in our deposit base.

Our gaming initiative has contributed significantly to an increase in our noninterest bearing deposits, and has allowed us to generate attractive returns on lower risk assets through increased investments in securities and loan growth. We have increased our noninterest bearing deposits as a percentage of total deposits from 10.9% as of December 31, 2017 to 47.9% as of December 31, 2022, an increase that is largely attributable to our gaming initiative. Gaming deposits totaled $652.1 million as of December 31, 2022, compared to $911.6 million as of December 31, 2021. Of the gaming deposits, $536.9 million is with our three largest clients at December 31, 2022. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our gaming customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our noninterest bearing deposit base, our deposit balances may still decrease if our gaming customers are offered more attractive returns from our competitors. If our gaming customers withdraw deposits, we could lose a low cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2022, we had $5.6 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2022 our equity method investment ICM also had $17.7 million of goodwill. A future write-down of goodwill at ICM could have a material adverse effect on our results of operations based on our proportionate share of equity method investment income.

Transition away from LIBOR to SOFR as the primary interest rate benchmark may adversely impact the Bank, as well as the value of, and the return on, our financial instruments that are indexed to LIBOR.

LIBOR and interest rate benchmarks are the subject of recent national, international and other regulatory guidance and reform. Based on guidance from the United Kingdom Financial Conduct Authority, who regulates LIBOR, all existing LIBOR obligations have or will transition to another benchmark by June 30, 2023, or earlier. On July 29, 2021, the Alternative Reference Rates Committee (“ARRC”) formally recommended SOFR as its preferred alternative replacement rate for LIBOR. The Bank has adopted SOFR as the LIBOR replacement rate and began offering SOFR-based products to customers in 2022.

However, the transition from LIBOR to SOFR could create considerable costs and additional risk. Since SOFR rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The uncertainty or differences in the calculation of applicable interest rates or payment amounts depending on the terms of governing instruments and may also increase operational and other risks to us and the industry.

The transition may change the Bank’s market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with customers could adversely impact the Bank’s reputation or could have a material adverse effect on our business, financial condition and results of operations. Additionally, because the Bank still has certain loans and investment securities indexed to LIBOR to calculate the interest rate, it could be subject to disputes or litigation with counterparties regarding the interpretation and enforceability of provisions in existing LIBOR-based fallback language or other related provisions, as the economics of SOFR and various alternative reference rates differ from LIBOR.

New lines of business or new products and services, including FinTech investments and cryptocurrency, may subject us to additional risks.

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

For example, we are involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments and depositor relationships in the Fintech industry. Our evolving business and product diversification, these new initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Additionally, the Bank is engaged in relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries and any change in regulations could impact us from both an operational and regulatory perspective.

Investing in these newer industries presents some risks. For example, earnings from our Fintech investments can be volatile and difficult to predict. Furthermore, we often invest in Fintech companies for strategic purposes. Where we are a minority shareholder, we may be unable to influence the activities of these organizations, which could have an adverse impact on our ability to execute our strategic initiatives and successfully develop and implement the banking platform we are developing with these and other partners.

Similarly, cryptocurrency markets and related stocks have been, and are expected to continue to be, volatile and may be influenced by a wide variety of factors, including speculative activity. This volatility may materially impact us if our clients experience significant losses. This volatility may also materially impact our financial statements and thus affect our common stock market price. The SEC and Treasury have continued to focus on registration for certain digital assets and reporting of transactions to the IRS. Any change in regulations could impact us from both an operational and regulatory perspective.

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

We generally seek merger or acquisition partners that are culturally similar, have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses or branches involves various risks commonly associated with acquisitions, including, among other things:

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

Our acquisition of IFH could be more difficult, costly or time-consuming than expected and may fail to realize the anticipated benefits.

In August 2022, MVB and IFH entered into the Merger Agreement. The Merger Agreement provided that, upon the terms and conditions therein, IFH would merge with and into MVB, with MVB continuing as the surviving corporation. Following the Merger, West Town Bank, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, would merge with and into MVB Bank, Inc., a West Virginia state chartered bank and wholly-owned subsidiary of MVB, with MVB Bank as the surviving bank. In January 2023, the Merger Agreement was approved by the board of directors and shareholders of MVB and IFH. We are awaiting required regulatory approvals in order to execute the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of MVB and IFH, without adversely affecting current revenues and future growth. If MVB and IFH are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.

We may face difficulties integrating, retaining employees and operating as a combined company following our merger with IFH.

MVB and IFH have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. These integration matters could have an adverse effect on each of MVB and IFH during this transition period and for an undetermined period after completion of the merger on the combined company.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by MVB and IFH. If MVB and IFH are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, MVB and IFH could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, the combined company’s business activities may be adversely affected, and management’s attention may be diverted by working to successfully locate, hire and retain suitable replacements, all of which may cause the combined company’s business to suffer.

Additionally, following the Merger, the size of the business of the combined company will increase beyond the current size of either MVB’s or IFH’s business. Managing this expanded business may pose challenges, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the merger.

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

A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit base outflows and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds.

Limited availability of borrowings and liquidity from the FHLB system and other sources could negatively impact earnings.

The Bank is currently a member bank of the FHLB of Pittsburgh. Membership in this system of quasi-governmental, regional home loan-oriented agency banks allows it to participate in various programs offered by the FHLB. The Bank borrows funds from the FHLB, which are secured by a blanket lien on certain residential and commercial mortgage loans, and if applicable, investment securities with collateral values in excess of the outstanding balances. Current and future earnings shortfalls and minimum capital requirements of the FHLB may impact the collateral necessary to secure borrowings and limit the borrowings extended to their member banks, as well as require additional capital contributions by member banks. Should this occur, the Bank's short-term liquidity needs could be negatively impacted. If the Bank were restricted from using FHLB advances due to weakness in the system or with the FHLB of Pittsburgh, it may be forced to find alternative funding sources. If the Bank is required to rely more heavily on higher cost funding sources, revenues may not increase proportionately to cover these costs, which would adversely affect results of operations and financial position.

Interruption to our information systems or breaches in security, including as a result of cyberattacks or other cyber incidents, could adversely affect our operations or otherwise harm our business.

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

We provide merchant services through the third-party business model in which we process credit and debit card transactions on behalf of merchants. In order to provide such merchant services, we are members of the Visa and MasterCard card brand networks. As such, we are subject to card network rules that could subject us or our merchants to a variety of fines or penalties that may be assessed on us and our merchants. The termination of our membership or any changes in card network rules or standards could increase the cost of operating our merchant servicer business or limit our ability to provide merchant services to or through our customers and could have a material adverse effect on our business, financial condition and results of operations.

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

For further detail, please refer to the sections captioned Supervision and Regulation included in Item 1 – Business and Note 16 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

Failure to meet any of the various capital adequacy guidelines which we are subject to could adversely affect our operations and could compromise our status as a financial holding company.

We and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the Federal Reserve Board, the FDIC and the United States Department of Treasury. If we or the Bank fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations would be materially and adversely affected and could compromise our status as a financial holding company. Please refer to the sections captioned Supervision and Regulation – Capital Requirements included in Item 1 – Business and Note 16 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report, for detailed capital guidelines for bank holding companies and banks.

We are a financial holding company and our sources of funds are limited.

We are a financial holding company and our operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to shareholders of us is derived primarily from dividends paid by the Bank. As a result, our ability to receive dividends or loans from the Bank is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The Federal Reserve Board and/or the FDIC prohibit a dividend payment by us or the Bank that would constitute an unsafe or unsound practice. Please refer to the sections captioned Supervision and Regulation – Limit on Dividends included in Item 1 – Business and Note 16 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. At December 31, 2022, we have no material weaknesses in our internal control over financial reporting; however, a material weakness could occur in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal control over financial reporting that meets the requirements of Section 404, we may be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report we provide of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

The value of the securities in our investment securities portfolio may be negatively affected by disruptions in securities markets.

Due to credit and liquidity risks and economic volatility, making the determination of the value of a securities portfolio is less certain. A decline in market value associated with these disruptions could result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on the our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We, through the Bank, own our main office located at 301 Virginia Avenue in Fairmont, WV. Our subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2022, we operated eight full-service banking branches in the locations further described in Item 1 – Business included elsewhere in this report. Four of the eight full-service banking branches are owned and the remaining four are leased.

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

As of March 15, 2023, we had approximately 850 stockholders of record.

In 2022, 2021 and 2020, we paid dividends totaling $0.68, $0.51 and $0.36, respectively, per share and currently expect that comparable dividends will continue to be paid in the future.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2017 and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
$225
$200
$175
$150
$125
$100
$75
$50
Index Value
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Period Ending
MVB Financial Corp.
KBW Bank Index
Russell 2000

Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
MVB Financial Corp.	$100.00	$90.39	$125.65	$116.29	$212.65	$118.93
KBW Bank Index	100.00	80.40	106.24	91.76	123.91	94.51
Russell 2000	100.00	87.82	108.65	128.60	146.21	114.69

Equity Compensation Plan Information

Information about our equity compensation plan is disclosed below under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no repurchases of common stock during the three months ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is necessary to understand our financial condition, results of operations and cash flows for the year ended December 31, 2022, as compared to 2021. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in our results of operations from 2020 to 2021 may be found in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022. Further, we encourage you to revisit the Forward-Looking Statements at the beginning of this report.

Executive Summary

During 2022, we adapted our business model due to challenging market conditions, primarily brought on by an environment of increasing interest rates and a slowing economy. We remained committed to key Fintech industry gaming and payments initiatives and implemented cost-saving measures. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. We entered into agreements for card issuing and acquiring program sponsorships to further enhance fee income and noninterest income. In addition, we continue to expand into the Fintech industry through the acquisition of technology in order to scale and diversify our banking capabilities.

Financial Results

Net interest income increased $34.6 million to $111.8 million, noninterest income decreased $24.3 million to $38.3 million and noninterest expense increased $19.9 million to $117.4 million during 2022 compared to 2021. Our yield on earning assets (tax-equivalent) in 2022 was 4.54% compared to 3.52% in 2021. Total loans increased by $526.0 million to $2.40 billion as of December 31, 2022 from $1.87 billion as of December 31, 2021. Our overall cost of interest-bearing liabilities was 1.03% in 2022 compared to 0.44% in 2021. The increase in earning assets yield, partially offset by the increase in the cost of interest-bearing liabilities, resulted in an increase in our net interest margin (tax-equivalent) to 4.04% in 2022 from 3.26% in 2021.

Net income in 2022 totaled $15.0 million, compared to $39.1 million in 2021, a decrease of $24.1 million. The 2022 earnings equated to a return on average assets of 0.5% and a return on average equity of 5.9%, compared to 2021 results of 1.5% and 15.6%, respectively. Basic and diluted earnings per share were $1.23 and $1.17, respectively, in 2022 compared to $3.32 and $3.10, respectively, in 2021.

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

Average Balances and Analysis of Net Interest Income

	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$232,935	$1,613	0.69%	$249,801	$305	0.12%	$125,259	$191	0.15%
CDs with banks	1,033	24	2.32	10,406	201	1.93	12,484	246	1.97
Investment securities:
Taxable	236,344	3,496	1.48	$231,450	2,405	1.04	121,607	2,448	2.01
Tax-exempt [2]	139,353	5,166	3.71	201,532	6,328	3.14	144,389	5,361	3.71
Loans and loans held-for-sale: 1 3
Commercial	1,594,069	87,845	5.51	1,387,273	63,551	4.58	$1,136,858	54,434	4.79
Tax-exempt [2]	4,661	203	4.36	6,646	300	4.51	$8,966	422	4.70
Real estate	487,044	15,721	3.23	307,829	9,662	3.14	$403,166	18,100	4.49
Consumer	103,345	13,017	12.60	15,890	2,069	13.02	6,973	465	6.67
Total loans	2,189,119	116,786	5.33	1,717,638	75,582	4.40	1,555,963	73,421	4.72
Total earning assets	2,798,784	127,085	4.54	2,410,827	84,821	3.52	1,959,702	81,667	4.17
Allowance for loan losses	(22,248)			(25,682)			(18,079)
Cash and due from banks	5,670			13,874			26,460
Other assets	244,861			201,904			181,439
Total assets	$3,027,067			$2,600,923			$2,149,522

Liabilities
Deposits:
Negotiable order of withdrawal	$707,282	$4,724	0.67%	$673,547	$1,612	0.24%	$408,110	$2,521	0.62%
Money market checking	330,208	1,449	0.44	469,010	883	0.19	458,606	2,680	0.58
Savings	56,697	418	0.74	42,800	5	0.01	45,420	6	0.01
IRAs	6,216	71	1.14	9,674	121	1.25	13,691	218	1.59
CDs	170,648	3,814	2.24	134,250	1,355	1.01	349,787	4,869	1.39
Repurchase agreements	10,987	6	0.05	10,821	13	0.12	9,856	23	0.23
FHLB and other borrowings	15,494	437	2.82	25,275	93	0.37	68,407	1,049	1.53
Senior term loan	2,328	163	7.00	—	—	—	—	—	—
Subordinated debt	73,159	3,072	4.20	51,149	2,188	4.28	7,568	261	3.45
Total interest-bearing liabilities	1,373,019	14,154	1.03	1,416,526	6,270	0.44	1,361,445	11,627	0.85
Noninterest-bearing demand deposits	1,357,426			895,024			502,457
Other liabilities	41,098			38,100			61,169
Total liabilities	2,771,543			2,349,650			1,925,071

Stockholders’ equity
Preferred stock	—			730			7,334
Common stock	13,320			12,614			12,047
Additional paid-in capital	147,728			140,610			130,312
Treasury stock	(16,741)			(16,741)			(2,637)
Retained earnings	138,135			112,842			77,044
Accumulated other comprehensive income (loss)	(26,918)			534			351
Total stockholders' equity attributable to parent	255,524			250,589			224,451
Noncontrolling interest	637			683			—
Total stockholders' equity	256,161			251,272			224,451
Total liabilities and stockholders’ equity	$3,027,067			$2,600,912			$2,149,522

Net interest spread (tax-equivalent)			3.51			3.08			3.32
Net interest income and margin (tax-equivalent) [2]		$112,931	4.04%		$78,551	3.26%		$70,040	3.57%
Less: Tax-equivalent adjustments		(1,128)			(1,392)			(1,214)
Net interest spread			3.47			3.02			3.25
Net interest income and margin		$111,803	3.99%		$77,159	3.20%		$68,826	3.51%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the twelve months ended December 31, 2022, 2021 and 2020, which is a non-U.S. GAAP financial measure. Please refer to the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $13.6 million, $131.7 million and $82.0 million at December 31, 2022, 2021 and 2020, respectively, are included in this amount for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net interest margin - U.S. GAAP basis
Net interest income	$111,803	$77,159	$68,826
Average interest-earning assets	2,798,784	2,410,827	1,959,702
Net interest margin	3.99%	3.20%	3.51%

Net interest margin - non-U.S. GAAP basis
Net interest income	$111,803	$77,159	$68,826
Plus: Impact of fully tax-equivalent adjustment	1,128	1,392	1,214
Net interest income on a fully-tax equivalent basis	$112,931	$78,551	$70,040
Average interest-earning assets	$2,798,784	$2,410,827	$1,959,702
Net interest margin on a fully tax-equivalent basis	4.04%	3.26%	3.57%

Rate Volume Calculation

The year over year change in rate volume to 2022 from 2021 is as follows:

(Dollars in thousands)	Change in Volume	Change in Rate	Total Change
Earning Assets
Loans:
Commercial	$9,473	$14,821	$24,294
Tax-exempt	(90)	(7)	(97)
Real estate	5,625	434	6,059
Consumer	11,387	(439)	10,948
Investment securities:
Taxable	51	1,040	1,091
Tax-exempt	(1,952)	790	(1,162)
Interest-bearing deposits in banks	(21)	1,329	1,308
CDs with banks	(181)	4	(177)
Total earning assets	$24,292	$17,972	$42,264

Interest-bearing liabilities
Negotiable order of withdrawal	$81	$3,031	$3,112
Money market checking	(261)	827	566
Savings	2	411	413
IRAs	(43)	(7)	(50)
CDs	367	2,092	2,459
Repurchase agreements	—	(7)	(7)
FHLB and other borrowings	(36)	380	344
Senior term loan	—	163	163
Subordinated debt	942	(58)	884
Total interest-bearing liabilities	1,052	6,832	7,884
Total	$23,240	$11,140	$34,380

Key Metrics

	Year ended December 31,
(Dollars in thousands, except per share data)	2022	2021
Book value per common share	$20.69	$22.70
Tangible book value per common share [4]	$20.25	$22.17
Efficiency ratio 1 4	78.2%	69.7%
Overhead ratio 2 4	3.9%	3.7%
Net loan charge-offs to total loans receivable [3]	0.4%	0.1%
Allowance for loan losses to total loans receivable	1.00%	0.98%
Nonperforming loans	$11,165	$17,713
Nonperforming loans to total loans receivable	0.5%	0.9%
Equity to assets	8.5%	9.8%
Community Bank Leverage Ratio	9.8%	11.6%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Noninterest expense as a percentage of average assets
3 Charge-offs less recoveries
4 Non-U.S. GAAP metric

Tangible book value ("TBV") per common share was $20.25 and $22.17 as of December 31, 2022 and 2021, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	December 31, 2022	December 31, 2021
Goodwill	$3,988	$3,988
Intangibles	1,631	2,316
Total intangibles	$5,619	$6,304

Total equity attributable to parent	$261,084	$274,328
Less: Total intangibles	(5,619)	(6,304)
Tangible common equity	$255,465	$268,024

Tangible common equity	$255,465	$268,024
Common shares outstanding (000s)	12,618	12,087
Tangible book value per common share	$20.25	$22.17

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and certificates of deposit in banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts, repurchase agreements, subordinated debt and the senior term loan. Net interest income, which is the primary source of revenue for the Bank, is also impacted by changes in market interest rates and the mix of interest-earning assets and interest-bearing liabilities.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and measures the net revenue generated by the Bank’s balance sheet. Net interest margin (tax equivalent) was 4.04% in 2022 compared to 3.26% in 2021. The year over year increase in net interest margin was due primarily to strong loan growth at favorable interest rates during 2022, primarily driven by our strategic lending partnerships and broad-based growth throughout CoRe Banking business.

In 2022, the Federal Reserve raised its key interest rate from a range of 0.00% to 0.25% to a range of 4.25% to 4.50% as of December 31, 2022. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest, while maintaining an appropriate level of interest rate risk. Net interest spread (tax-equivalent) was 3.51% in 2022 compared to 3.08% in 2021. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 53 basis points in 2022 compared to 18 basis points in 2021. This was driven by the 102 basis point increase in yield on earning assets and the increase of $462.4 million in average noninterest-bearing demand deposits outpacing the 59 basis point increase in the cost of interest-bearing liabilities.

During 2022, net interest income increased $34.6 million, or 44.8%. This increase is largely due to the increase in earning assets of $388.0 million, primarily funded by the increase in average noninterest-bearing demand deposits of $462.4 million. Total interest income increased $42.5 million, or 51.0%, in 2022. The increase in total interest income was driven by higher yields from new loan production at favorable interest rates, as well as the change in our loan portfolio, including the increase in consumer loans and accelerated accretion on PCI loans as a result of a loan sale in the second quarter of 2022, which resulted in the increase in yield on earning assets of 102 basis points. Average total loans increased $471.5 million in 2022, primarily as the result of a $206.8 million increase in average commercial loans. The yield on loans increased 93 basis points.

Average investment securities decreased $57.3 million in 2022, or 13.2%, as the result of a $62.2 million decrease in tax-exempt investments and a $4.9 million increase in taxable investments. The yield on tax-exempt securities increased 57 basis points and the taxable securities yield increased 44 basis points.

Average interest-bearing liabilities decreased $43.5 million in 2022, or 3.1%, primarily the result of a $138.8 million decrease in the average balance of money market checking accounts and $9.8 million in FHLB and other borrowings, partially offset by an increase of $33.7 million in average balance of negotiable order of withdrawal accounts, $22.1 million in subordinated debt and $36.4 million in certificates of deposit.

Average interest-bearing deposits decreased $58.2 million in 2022. Total interest expense increased by $7.9 million, primarily due to a $6.5 million increase in deposit interest and a $0.9 million increase in interest on subordinated debt. The result was a 59 basis point increase in the cost of interest-bearing liabilities, primarily from increases in interest rates, despite the improved deposit mix resulting from the replacement of high-cost deposits with noninterest-bearing deposits.

The cost of interest bearing liabilities increased to 1.03% in 2022 from 0.44% in 2021. This increase is primarily the result of an increase of 245 basis points in the cost of FHLB and other borrowings and a 52 basis point increase in the cost of deposits. Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Loan Losses

Our provision for loan losses for 2022 was $14.2 million and our release of allowance for loan losses for 2021 was $6.3 million. The provision for loan losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. The increase in loan loss provision is primarily the result of the changes to the outstanding balances of the loan portfolios, including an increase in our consumer loan segment, level of recognized charge-offs and resulting historical loss rates, as well as adjustments to the risk grading of loans within the portfolio.

Meanwhile, total loan receivable balances increased $502.8 million in 2022 versus an increase of $415.0 million in 2021. The commercial loan portfolio increased by $116.5 million in 2022, in comparison to an increase of $332.3 million in 2021, while the residential mortgage loan portfolio increased by $299.0 million and $53.3 million in 2022 and 2021, respectively. Partially offsetting the commercial and residential loan volume increases are the decrease in PPP loans, totaling $13.6 million as of December 31, 2022 compared to $131.7 million as of December 31, 2021. In addition, net charge-offs in 2022 totaled $8.6 million, in comparison to net charge-offs of $1.3 million in 2021. Lastly, the provision for loan losses was impacted by a $1.3 million increase in the specific loan loss allocations in 2022, relative to a $0.8 million decrease in 2021.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on sale of loans generally account for the majority of our noninterest income. Also from time to time, we recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio. Total noninterest income for 2022, 2021 and 2020 was $38.3 million, $62.6 million and $91.8 million, respectively.

The decrease in noninterest income for 2022 compared to 2021 was primarily the result of a decrease of $18.1 million in equity method investment income, a $10.8 million decrease in gains on acquisition and divestiture activity, a $6.8 million decrease in investment portfolio gains and a $2.5 million decrease in gain on sale of portfolio loans. These decreases were partially offset by increases of $5.9 million in compliance consulting income, $5.0 million in gain on sale of assets, $4.1 million in payment card and service charge income and $1.9 million in an equity method investment gains.

Equity method investment income decreased $18.1 million, primarily due to lower mortgage banking revenue. Gain on sale of available-for-sale securities decreased $3.3 million due to the decreased sale of available-for-sale securities totaling $60.6 million in 2022 compared to $146.0 million in 2021 and market conditions. Gain on sale of portfolio loans decreased $2.5 million primarily driven by the $3.8 million loss on sale of bitcoin mining loans, which represented our entire crypto-lending exposure as we elected to exit our bitcoin mining portfolio. This was offset by the gain on sale of SBA loans of $5.5 million. Compliance and consulting income increased $5.9 million, primarily driven by revenue growth from professional services companies. Gain on sale of assets increased $5.0 million, primarily due to sale of mortgage servicing rights. Payment card and service charge income increased $4.1 million due to increased interchange income from our banking-as-a-service relationships and increased service charges on deposit accounts. The equity method investment gain of $1.9 million resulted from an in substance sale of an equity method investment from our portfolio.

Noninterest Expense

Noninterest expense was $117.4 million, $97.5 million and $97.1 million in 2022, 2021 and 2020, respectively. Approximately 61%, 62% and 63% of noninterest expense for 2022, 2021 and 2020, respectively, related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to services organizations. The increase relative to the year ended December 31, 2021 primarily reflects higher salaries and employee benefit costs of $12.0 million as headcount increased in 2022 as compared to 2021, which resulted in a 16% increase in average full time equivalent employees. Beginning in the fourth quarter of 2022, we implemented cost-savings initiatives to drive a 12% reduction from our annualized third quarter 2022 noninterest expense base, which partially offset the increase related to headcount.

Income Taxes

We incurred income tax expense of $4.1 million, $9.9 million and $9.5 million in 2022, 2021 and 2020, respectively. Our effective tax rate was 22%, 20% and 20% in 2022, 2021 and 2020, respectively. Our effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by us. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses. For 2022, we expect to file tax returns in 40 states.

Return on Assets and Equity

Assets

Our return on average assets was 0.5% in 2022, compared to 1.5% in 2021. The decreased return in 2022 is a result of a $24.1 million, or 61.6%, decrease in earnings and an increase in average total assets of $426.2 million, or 16.4%, as compared to 2021. The increase in average total assets was mainly as a result of a $471.5 million, or 27.5%, increase in average total loans and a $43.0 million, or 21.3%, increase in other assets. The increase in average total loans and other assets were partially offset by a $16.9 million decrease in average interest-bearing cash balances with banks and a $57.3 million decrease in average investment securities.

Equity

Our return on average stockholders’ equity was 5.9% in 2022, compared to 15.6% in 2021. The decreased return in 2022 is a result of a $24.1 million, or 61.6%, decrease in earnings compared to 2021, while average equity increased by $4.9 million to $255.5 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $40.3 million at December 31, 2022, compared to $307.4 million at December 31, 2021. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities totaled $418.6 million at December 31, 2022, compared to $453.9 million at December 31, 2021.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. The available-for-sale securities are reported at estimated fair value.

December 31, (Dollars in thousands)	2022	2021
Available-for-sale securities:
United States government agency securities	$44,814	$40,437
United States sponsored mortgage-backed securities	56,571	76,108
United States treasury securities	120,909	110,389
Municipal securities	138,636	175,012
Corporate debt securities	10,560	11,142
Other debt securities	7,500	7,500
Other securities	824	878
Total investment securities available-for-sale	$379,814	$421,466

Equity securities	$38,744	$32,402

At December 31, 2022, investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. The decrease in investment security balances during 2022 was primarily driven by unrealized holding losses. At December 31, 2022, the amortized cost of available-for-sale investment securities totaled $427.1 million, resulting in a net unrealized loss in the investment portfolio of $47.3 million. Management has the intent and ability to hold the investments to maturity and they are all high quality investments with no other than temporary impairment. The municipal securities continue to give us the ability to pledge and to decrease the effective tax rate.

At December 31, 2022, equity securities primarily consist of our Fintech investment portfolio and are comprised of investments in 12 companies with a carrying value of $32.9 million. These securities do not have readily determinable fair values; therefore, they are classified as equity securities and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments.

The following table shows the maturities for the available-for-sale investment securities portfolio at December 31, 2022:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Fair Value
United States government agency securities	$—	—%	$3,695	3.55%	$24,794	2.45%	$22,947	2.17%	$51,436	$44,814
United States sponsored mortgage-backed securities	—	—	1,374	4.08	2,581	1.77	64,312	1.84	68,267	56,571
United States treasury securities	—	—	130,689	1.15	—	—	—	—	130,689	120,909
Municipal securities	280	4.21	912	4.78	4,575	3.37	152,075	3.54	157,842	138,636
Corporate debt securities	4,754	8.00	3,900	10.36	1,916	6.16	—	—	10,570	10,560
Other debt securities	—	—	—	—	7,500	—	—	—	7,500	7,500
Other securities	—	—	—	—	824	—	—	—	824	824
Total	$5,034	7.79%	$140,570	1.52%	$42,190	2.20%	$239,334	2.95%	$427,128	$379,814

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

Loans

Our primary market areas are North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, home equity lines of credit and consumer lending. Loans receivable totaled $2.37 billion as of December 31, 2022, an increase of $502.8 million from $1.87 billion as of December 31, 2021.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2022	2021
Business	$851,072	$821,615
Real estate	632,839	572,736
Acquisition, development and construction	126,999	100,080
Commercial	$1,610,910	$1,494,431
Residential	609,452	310,498
Home equity lines of credit	18,734	22,186
Consumer	131,566	44,332
Total loans	$2,370,662	$1,871,447
Deferred loan origination fees and costs, net	1,983	(1,609)
Loans receivable	$2,372,645	$1,869,838

At December 31, 2022, commercial and non-residential real estate loans represented the largest portion of the portfolio at 68.0%. Commercial and non-residential real estate loans totaled $1.61 billion at December 31, 2022, compared to $1.49 billion at December 31, 2021. Management expects to continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Paycheck Protection Program (“PPP”) loans are included in the totals above and have outstanding balances of $13.6 million and $131.7 million as of December 31, 2022 and 2021, respectively.

Residential real estate loans to retail customers, including PCI loans, account for the second largest portion of the loan portfolio, comprising 25.7%. Residential real estate loans totaled $609.5 million at December 31, 2022, compared to $310.5 million at December 31, 2021. Management believes residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to those in the North Central West Virginia and Northern Virginia markets.

Consumer loans totaled $131.6 million at December 31, 2022, compared to $44.3 million at December 31, 2021. This increase was concentrated in two loan products: purchased automotive loans originated by a third-party in Puerto Rico, which increased from $40.7 million at December 31, 2021 to $84.5 million at December 31, 2022, and purchased residential real estate loans also originated by a third-party, which we began purchasing in 2022 and had a balance of $35.4 million at December 31, 2022.

At December 31, 2022, Special Mention loans amounted to $31.3 million compared to $30.3 million. The balance is comprised of 40 loans, which include two loans totaling $11.9 million to a single borrower for commercial real estate hospitality loans, $5.3 million to finance two multifamily housing construction projects to two related borrowers, a $4.8 million commercial real estate loan to a senior care facility and a $2.1 million commercial real estate loan to finance an office building. In addition, there are 34 loans to various unrelated borrowers totaling $7.2 million in commercial, home equity line of credit ("HELOC"), installment and mortgage loans. These are loans for which information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms in the future. However, most of these loans were significantly impacted by the pandemic and as a result have qualified for government financial support and/or debt service relief from the Bank. These loans are being monitored closely, but were not considered impaired loans at December 31, 2022.

There were 12 additional loans that management identified as Substandard loans not yet impaired, totaling $23.5 million as of December 31, 2022. These loans include $19.2 million in three loans to finance hospitality properties to three related borrowers, a $2.0 million loan to finance a multifamily real estate property, a $1.0 million loan secured by receivables and a $0.9 million loan secured by residential lots. In addition, there are six loans to various unrelated borrowers totaling $0.3 million in commercial, HELOC, installment and mortgage loans. These are loans where known information about the borrowers’ credit problems causes management to have serious doubts, relative to the 12 loans discussed above, as to the borrowers’ ability to comply with the loan repayment terms in the future. Most of these loans were significantly impacted by the pandemic and as a result have qualified for government financial support and/or debt service relief from the Bank. These loans are being monitored closely, but as of year-end were not considered impaired loans.

The following table provides loan maturities at December 31, 2022:

(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial	$355,221	$871,266	$351,645	$32,778	$1,610,910
Residential	85,405	491	8,155	515,401	609,452
Home equity lines of credit	1,051	1,486	540	15,657	18,734
Consumer	4,216	29,362	56,017	41,971	131,566
Total loans	$445,893	$902,592	$416,358	$605,819	$2,370,662

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2022 that mature after one year:

(Dollars in thousands)	Commercial and non-residential real estate	Residential	Home equity lines of credit	Consumer	Total
Predetermined fixed interest rate	$547,102	$220,172	$46	$84,625	$851,945
Floating or adjustable interest rate	1,063,808	389,280	18,688	46,941	1,518,717
Total as of December 31, 2022	$1,610,910	$609,452	$18,734	$131,566	$2,370,662

Loan Concentration

At December 31, 2022, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries, primarily located in our market areas.

Allowance for Loan Losses

Management is responsible for establishing the allowance for loan losses (“ALL”) and the Loan Review Committee provides oversight for the adequacy of the ALL. The Committee’s determination is based on management’s assessment of risk in the loan portfolios which is calculated through the ALL model. Management continually monitors the risk in the loan portfolio through routine delinquency reporting and the internal loan review system, which directly inform the ALL calculation. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity where applicable and changes in the local and national economy. When appropriate, management also considers public knowledge and/or verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

The result of the evaluation of the adequacy at each period presented herein indicated that the ALL was considered by management to be adequate to absorb losses inherent in the loan portfolio.

At December 31, 2022 and 2021, impaired loans totaled $15.9 million and $22.5 million, respectively. A portion of the ALL of $1.7 million and $0.5 million was allocated to cover any loss in these loans at December 31, 2022 and 2021, respectively. Loans past due more than 30 days were $15.5 million and $18.1 million, respectively, at December 31, 2022 and 2021.

	December 31,
	2022	2021
Loans past due more than 30 days to gross loans	0.7%	1.0%
Loans past due more than 90 days to gross loans	0.1%	0.5%

For tables reflecting the allocation of the ALL, please refer to Note 3 – Loans and Allowance for Loan Losses accompanying the consolidated financial statements included elsewhere in this report.

The following table summarizes the primary segments of the ALL, excluding the ALL related to loans individually evaluated for impairment as of December 31, 2022 and 2021:

(Dollars in thousands)	2022		2021
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$15,539	68%	$14,100	80%
Residential	2,880	26	1,492	17
Home equity lines of credit	131	1	128	1
Consumer and other	5,287	5	2,546	2
Total	$23,837	100%	$18,266	100%

The ALL increase in the consumer and other loan segment was driven by a $43.8 million increase in purchased automotive loans throughout 2022. This segment realizes elevated charge offs, and therefore is allocated against at a much higher rate than commercial, residential or home equity. We continue to monitor this segment closely.

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. Interest income on loans would have increased by approximately $0.5 million, $0.4 million and $0.6 million for 2022, 2021 and 2020, respectively, if loans had performed in accordance with their terms.

Non-performing assets and past due loans as of December 31, are as follows:

(Dollars in thousands)	2022	2021
Non-accrual loans
Commercial	$7,528	$9,845
Real estate and home equity	2,286	7,853
Consumer and other	1,351	259
Total non-accrual loans	11,165	17,957
Accruing loan past due 90 days or more	—	—
Total non-performing loans	11,165	17,957
Other real estate, net	1,194	2,330
Total non-performing assets	$12,359	$20,287

Allowance for loan losses	$23,837	$18,266
Non-performing loans to gross loans	0.5%	0.9%
Allowance for loan losses to total loans	1.0%	1.0%
Allowance for loan losses to non-performing loans	213.5%	103.1%
Non-performing assets to total assets	0.4%	0.7%

Impaired loans have decreased by $6.6 million, or 29.3%, during 2022. This change is the net effect of multiple factors, primarily the reclassification of $5.9 million of previously reported impaired loans to performing loans, the identification of $3.4 million of recently impaired loans, principal curtailments/payoffs of $1.1 million, normal loan amortization of $2.9 million and $0.1 million in charge offs.

The $3.4 million of recently impaired loans were concentrated in sixty-seven purchased subprime auto loans totaling $1.1 million, or 32%, of the recently impaired loans and one commercial loan representing $0.9 million, or 26%, of the recently impaired loans. The subprime auto loans change on a quarterly basis as individual loans are either charged off or resume payments. The commercial loan is currently involved in legal proceedings.

The $1.1 million of principal curtailments/payoffs were concentrated in two commercial relationships, one in which the note was curtailed through the sale of collateral, and one in which two notes to a single borrower were refinanced into a third restructured note. These two relationships represented $0.8 million, or 74%, of the total principal curtailments.

The $0.1 million of charged off loans were concentrated in one mortgage relationship representing $0.1 million, or 100%, of the charge offs. The relationship of $0.1 million is secured by a residence.

Loans classified as Special Mention totaled $31.3 million and $30.3 million as of December 31, 2022 and December 31, 2021, respectively. The increase of $1.0 million, or 3.3%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the payoff of 27 existing loans totaling $5.2 million to 16 borrowers, the risk grade upgrade of three loans to two separate loan relationships, totaling $10.0 million, offset by the risk grade downgrade of six loans to four relationships, totaling $4.5 million. There were also two loans originated in 2022 that were classified as Special Mention at year end, totaling $4.5 million, a commercial real estate hotel note of $4.5 million and a commercial note of less than $0.1 million. Of the 11 loans recently classified as Special Mention, there were two commercial real estate hotel loans to one relationship for $11.9 million, two commercial real estate loans secured by movie theaters totaling $2.5 million and a PPP commercial loan for $2.0 million. The $5.2 million in payoffs included one note to a relationship totaling $4.2 million secured by an industrial trucking property, thirteen notes to five borrowers previously associated with purchased loans totaling $0.9 million and seven remaining notes to various borrowers totaling $0.1 million.

Loans classified as Substandard totaled $35.3 million and $63.9 million as of December 31, 2022 and December 31, 2021, respectively. The decrease of $28.6 million, or 44.8%, was concentrated in the commercial loan portfolio. The decrease is primarily due the risk grade upgrade of seven loans to six separate commercial and mortgage loan relationships, totaling $18.1 million, the payoff of 49 existing loans totaling $4.5 million and the continued curtailment of the loans that remained within the portfolio. This decrease is further enhanced by the downgrade to Substandard of three residential mortgages totaling $1.3 million. The $4.5 million in payoffs included a 30 notes to 14 borrowers previously associated with purchased loans totaling $2.8 million and nineteen remaining notes to various borrowers totaling $1.7 million.

Loans classified as Doubtful totaled $4.7 million and $6.2 million as of December 31, 2022 and December 31, 2021, respectively. The decrease of $1.5 million, or 24.2%, was concentrated in the commercial loan portfolio and is the result of the implementation of the workout of these loans resulting in principal reduction from paydowns, loan sales and foreclosures of various loans to unrelated borrowers obtained as part of the First State acquisition, as well as a charge-off of a commercial loan totaling $0.1 million secured by residential real estate. As of December 31, 2022, there is $1.0 million in calculated loan loss reserve allocation against seven legacy MVB loans totaling $2.5 million. The largest of purchased loans had a balance of $1.3 million, while the remaining two loans had balances totaling $0.4 million.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Deposits continue to be the most significant source of funds, totaling $2.57 billion, or 92.9% of funding sources, at December 31, 2022, versus $2.38 billion, or 96.6% of such funding sources, at December 31, 2021. Of these amounts, gaming deposits totaled $652.1 million and $911.6 million at December 31, 2022 and 2021, respectively. Borrowings, consisting of subordinated debt, senior term loan and FHLB and other borrowings represented 6.7% of funding sources at December 31, 2022, versus 3.0% at December 31, 2021. Repurchase agreements, which are available to large corporate customers, represented 0.4% and 0.5% of funding sources at December 31, 2022 and 2021, respectively.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for the Company. At December 31, 2022, noninterest-bearing balances totaled $1.23 billion, compared to $1.12 billion at December 31, 2021, or 47.9% and 47.1%, respectively, of total deposits. Interest-bearing deposits totaled $1.34 billion at December 31, 2022, compared to $1.26 billion at December 31, 2021, or 52.1% and 52.9%, respectively, of total deposits.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,231,544	$1,120,433
Interest-bearing demand	720,074	651,016
Savings and money markets	284,447	510,068
Time deposits including CDs and IRAs	334,417	96,088
Total deposits	$2,570,482	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$4,386	$9,573

Average interest-bearing deposits totaled $1.27 billion during 2022 compared to $1.33 billion during 2021. Average noninterest bearing deposits totaled $1.36 billion during 2022 compared to $895.0 million during 2021.

Maturities of time deposits that met or exceeded the FDIC insurance limit as of December 31, 2022:

(Dollars in thousands)	2022
Under three months	$1,581
Over three to 12 months	1,497
Over one to three years	—
Over three years	1,308
Total	$4,386

Along with deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, please refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital Resources

During the year ended December 31, 2022, stockholders’ equity decreased approximately $13.9 million to $261.4 million from $275.3 million. This decrease consists of net income for the year of $14.4 million, common stock options exercised totaling $2.1 million, stock-based compensation of $2.8 million, common stock issued related to Warp Speed acquisition of $9.6 million and stock-based compensation related to equity method investment of $0.4 million, respectively. These changes were offset by a $34.1 million decrease in accumulated other comprehensive income, dividends paid to common shareholders totaling $8.4 million and minimum tax withholding on restricted stock units issued of $0.7 million, respectively.

With stockholders’ equity decreasing as noted above and with the growth in assets of $276.5 million, the equity to assets ratio decreased from 9.8% at December 31, 2021 to 8.5% at December 31, 2022. We paid dividends to common shareholders of $8.4 million in 2022 and $6.0 million in 2021, compared to earnings of $15.0 million in 2022 versus $39.1 million in 2021, resulting in an increase in the dividend payout ratio to 55.5% in 2022 from 15.4% in 2021.

We and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1 – Business and Note 16 – Regulatory Capital Requirements accompanying the consolidated financial statements included elsewhere in this report.

The optional CBLR framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

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

The Bank's CBLR at December 31, 2022 was 9.83%, which is above the well-capitalized standard of 9%. Management currently believes that capital continues to provide a strong base for profitable growth.

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

Our main source of liquidity comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the year ended December 31, 2022, cash flows from operating, investing and financing activities totaled $65.2 million, ($629.0) million and $296.6 million, respectively. Cash flows from operating, investing and financing activities during the year ended December 31, 2021 totaled $34.8 million, ($572.0) million and $580.7 million, respectively. Significant changes in operating cash flows during the year ended December 31, 2022 include proceeds of loans sold of $141.3 million, primarily consisting of the SBA lending program, sale of PCI loans and subprime consumer loans, partially offset by loans originated for sale of $101.4 million related to the SBA lending program. Additionally, significant changes in operating cash flows during the year include outflows in other liabilities of

$12.4 million, primarily related to federal tax liability and SBA participation payments in process. Significant changes in cash flows from investing activities during the year include outflows of $576.3 million from net increase in loans, $89.6 million from purchases of available-for-sale investment securities, $61.2 million from purchases of restricted bank stock and $38.4 million of purchases of equity method investments. These outflows were partially offset by cash inflows of $60.6 million in sales of available-for-sale investment securities, $53.0 million in redemptions of restricted bank stock and $21.0 million in maturities/paydowns of available-for-sale investment securities. Significant changes in cash flow from financing activities during the year include a decrease in the net change in deposits of $192.9 million in 2022 compared to $558.3 million in 2021, partially offset by the increased cash of $102.3 million from FHLB and other borrowings. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. Additionally, on March 12, 2023, the Federal Reserve implemented the Bank Term Funding Program to support federally-insured depository institutions in response to prevailing market uncertainty about the banking industry resulting from the insolvencies of certain regional depository institutions. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are described in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report. The preparation of these statements requires us to make certain assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities and commitments as of the date of our financial statements. We analyze and base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. We have identified the following estimate as critical to the understanding of our financial position and results of operations and which require the application of significant judgment by management.

Allowance for Loan Losses

The ALL represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the ALL requires significant judgment and the use of estimates related to the amount and timing of losses inherent in the loan portfolio consisting of specific and general components.

We estimate the general component of the ALL based on the Bank’s historical loss experience and consideration of qualitative factors, both internal and external, all of which may be susceptible to significant change. The qualitative factors include items such as the nature and volume of the portfolio; the volume and severity of problem credits; collateral values; portfolio concentrations; economic and business conditions; lending policies and procedures; experience of lending management and staff; and quality of the loan review system. Within each of our eight portfolio segments, each of these individual factors are assigned a rating between zero and seven, representing a measure of the risk that we believe each factor creates for the Bank's loan portfolio. Each factor is also weighted based on the relative risk we believe it poses to the Bank’s portfolio to determine a proportionate risk rating. As of December 31, 2022, the "economic and business conditions" factor was generally the highest weighted qualitative factor, with a weighting of 25% to 30%, and given a risk grade of three out of seven for seven of the eight portfolio segments. Increasing the risk grade by one for all segments would have resulted in an additional allowance of approximately $3.2 million at December 31, 2022 and decreasing the risk grade by one would have resulted in a reduction to the allowance of approximately $1.7 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to potential losses arising from, amongst other items, changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our market risk is composed primarily of interest rate risk. The ALCO is responsible for reviewing the interest rate sensitivity position and establishes policies to monitor and coordinate our sources, uses and pricing of funds.

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

Our Board of Directors has established a comprehensive interest rate risk management policy, which is administered by the ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity or “EVE” at risk) resulting from a hypothetical change in interest rates. We measure the potential adverse impacts that changing interest rates may have on short-term earnings, long-term value and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors, such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology employed. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts or the impact of rate changes on demand for loan and deposit products.

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

The balance sheet is subject to quarterly testing for interest rate shock possibilities to indicate the inherent interest rate risk. Average interest rates are shocked by +/- 100, 200, 300 and 400 basis points (“bp”). The goal is to structure the balance sheet so that net interest-earnings at risk over 12-month and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels and scenarios.

At December 31, 2022, we are shown in an asset sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. Theoretically, an asset sensitive position is more favorable in a rising rate environment, since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position is theoretically favorable in a declining interest rate environment, since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
December 31, 2022	30.0%	21.3%	12.5%	4.1%	(13.3)%	(22.7)%	(31.7)%	(38.7)%
December 31, 2021	55.4%	39.9%	24.6%	10.4%	(9.2)%	(13.7)%	(15.9)%	(16.5)%

Net interest income is first compared to the Global Insight Rate Forecast that we received from a third-party banking solution. This establishes an expectation of interest rate movement over the next two years. Then, the shocks are applied based on the rate expectation. In comparing the expectations as of each of December 31, 2021 and December 31, 2022, at December 31, 2021, the expectation was that interest rates were going to rise and, accordingly volatility was higher in the up-rate shocks due to the rates also being assumed to be rising based on the forecast. That is also why the shock is less in the down rate environment, which would be closer to a flat rate environment, rather than a true down-rate environment. At December 31, 2022, the expectation is for rates to move slightly throughout the next year, then drop slightly over year two. Due to that forecast, volatility is higher in down-rate environments as rates are expected to remain close to flat.

Net interest income at risk exceeded policy limits in the -100 bp, -200 bp, -300 bp and -400 bp parallel instantaneous interest rate shock scenarios. The policy violations in these scenarios are driven largely by the general level or market interest rates described above, as well as our cost of funding. Our deposit costs are low and have little room to reprice to a lower interest rate in a falling rate environment. However, our floating rate assets are exposed to the full effect of repricing to a lower interest rate in a falling rate environment.

The discussion above assumes net interest income at risk in various shock scenarios; scenarios in which interest rates immediately move by a large margin. Our net interest income profile exhibits declining net interest income when rates fall gradually; however, the impact is not as extreme as is suggested in a shock scenario. A gradual interest rate decline scenario smooths the impact of falling rates over a 12 or 24 month period. Our expectation is that over any given one to two year period, interest rates will likely move at a gradual pace.

As interest rates fall, mortgage companies experience a higher volume of loan originations and refinance activity. This benefit is not reflected in measures of net interest income at risk, as origination and refinance activity are classified as fee income. This increase in fee income represents a benefit to net income that offsets the losses to net interest income experienced in a falling rate environment.

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

Estimated Changes in Economic Value of Equity (EVE)
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(35.0)%	(25.0)%	(17.0)%	(12.0)%	(12.0)%	(17.0)%	(25.0)%	(35.0)%
December 31, 2022	14.7%	11.4%	8.0%	3.9%	(4.6)%	(11.4)%	(19.9)%	(29.3)%
December 31, 2021	14.2%	10.8%	8.7%	4.5%	(7.8)%	(12.2)%	(6.2)%	(0.5)%

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

Credit Risk

We have counter-party risk which may arise from the possible inability of third-party investors to meet the terms of their forward sales contracts. We work with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We monitor the financial condition of these third parties on an annual basis and we do not currently expect these third parties to fail to meet their obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Stockholders and the Board of Directors
MVB Financial Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023, expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Loan Losses
As described in Notes 1 and 3 to the financial statements, the Company’s allowance for loan losses (“allowance”) balance was $23.8 million on gross loans of $2.36 billion as of December 31, 2022, and consisted primarily of specific and general components. The specific component relates to loans that are impaired. The general component covers all loans that are not impaired and is based upon historical loss experience adjusted for qualitative factors. The amount of the allowance is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. The allowance evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
We identified the Company’s estimate of the qualitative factor adjustments applied in the allowance calculation, as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter are the complexity and subjectivity involved in developing the qualitative factor assumptions used by management in their allowance model to calculate the reserve as well as the significant auditor judgments made in evaluating this estimate. Due to the lack of observable data to support the qualitative factor allocations, a significant degree of management judgment is required. Finally, applying audit procedures to evaluate the qualitative factors assumptions requires a high degree of auditor subjectivity.
The primary audit procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the allowance.
●	We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s allowance, including controls over:
	m	The accuracy of data inputs within the model;
	m	The determination of the basis of the qualitative factor assumptions used by management to develop the estimate, and the adjustments therein; and
	m	Management’s review and approval of the allowance model and resulting estimate, including the qualitative components.
●	We performed substantive testing procedures to evaluate the reasonableness of management’s estimates and judgements related to the qualitative factors within the allowance. Those procedures included:
	m	Evaluating the appropriateness of the qualitative factor framework established by management, including assessment of identified factors, basis point adjustments and weightings;
	m	Evaluating the relevancy and reliability of the underlying data used to develop the qualitative factor framework and apply basis point adjustments and weightings within the model; and
	m	Compared the total reserve to internal, external and/or peer data to ensure movement in a directionally consistent manner relative to credit quality indicators and changes in the Company’s loan portfolio.
●	We tested the mathematical application of the qualitative factor allocations, as determined by management, when subsequently combined with each loan segment’s historical loss rates and applied to the respective risk grade populations segmented by location and loan type.
●	We performed analytical procedures on the overall level and various components of the allowance, including historical reserves, qualitative reserves, and specific reserves.
/s/ FORVIS, LLP
(Formerly Dixon Hughes Goodman LLP)
We have served as the Company’s auditor since 2014.
Tampa, Florida
March 16, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors
MVB Financial Corp.

Opinion on the Internal Control over Financial Reporting
We have audited MVB Financial Corp. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31 2022, and our report dated March 16, 2023, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/s/ FORVIS, LLP
(Formerly Dixon Hughes Goodman LLP)
Tampa, Florida
March 16, 2023

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2022 and 2021

	2022	2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$5,290	$8,878
Interest-bearing balances with banks	34,990	298,559
Total cash and cash equivalents	40,280	307,437
Certificates of deposit with banks	—	2,719
Investment securities available-for-sale	379,814	421,466
Equity securities	38,744	32,402
Loans held-for-sale	23,126	—

Loans receivable	2,372,645	1,869,838
Allowance for loan losses	(23,837)	(18,266)
Loans receivable, net	2,348,808	1,851,572
Premises and equipment, net	23,653	25,052
Bank-owned life insurance	43,239	42,257
Equity method investments	76,223	40,013
Accrued interest receivable and other assets	90,975	65,543
Goodwill	3,988	3,988
TOTAL ASSETS	$3,068,850	$2,792,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,231,544	$1,120,433
Interest-bearing	1,338,938	1,257,172
Total deposits	2,570,482	2,377,605
Accrued interest payable and other liabilities	41,556	55,126
Repurchase agreements	10,037	11,385
FHLB and other borrowings	102,333	—
Subordinated debt	73,286	73,030
Senior term loan	9,765	—
Total liabilities	2,807,459	2,517,146

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 20,000,000 shares authorized; 13,466,281 and 12,618,265 shares issued and outstanding, respectively, as of December 31, 2022 and 12,934,966 and 12,086,950 shares issued and outstanding, respectively, as of December 31, 2021	13,466	12,935
Additional paid-in capital	157,152	143,521
Retained earnings	144,911	138,219
Accumulated other comprehensive loss	(37,704)	(3,606)
Treasury stock - 848,016 shares as of December 31, 2022 and December 31, 2021, at cost	(16,741)	(16,741)
Total equity attributable to parent	261,084	274,328
Noncontrolling interest	307	975
Total stockholders' equity	261,391	275,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,068,850	$2,792,449
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
INTEREST INCOME
Interest and fees on loans	$116,583	$75,282	$72,999
Interest on deposits with banks	1,637	506	437
Interest on investment securities	3,496	2,405	2,448
Interest on tax-exempt loans and securities	4,241	5,236	4,569
Total interest income	125,957	83,429	80,453

INTEREST EXPENSE
Interest on deposits	10,476	3,977	10,294
Interest on short-term borrowings	443	105	1,072
Interest on subordinated debt	3,072	2,188	261
Interest on senior term loan	163	—	—
Total interest expense	14,154	6,270	11,627

NET INTEREST INCOME	111,803	77,159	68,826
Provision (release of allowance) for loan losses	14,194	(6,275)	16,579
Net interest income after provision (release of allowance) for loan losses	97,609	83,434	52,247

NONINTEREST INCOME
Payment card and service charge income	11,648	7,524	2,821
Mortgage fee income	—	—	33,427
Insurance and investment services income	849	1,003	872
Gain on sale of available-for-sale securities, net	650	3,875	914
Gain (loss) on sale of equity securities, net	(56)	5	3,501
Gain on derivatives, net	—	—	2,341
Gain on sale of loans, net	1,655	4,178	332
Holding gain (loss) on equity securities	(1,543)	3,776	374
Compliance and consulting income	15,504	9,625	4,436
Equity method investments income (loss)	(713)	17,428	24,174
Equity method investment gain	1,874	—	—
Gains on acquisition and divestiture activity	—	10,783	17,640
Gain on sale of assets	4,978	—	14
Other operating income	3,448	4,399	991
Total noninterest income	38,294	62,596	91,837

NONINTEREST EXPENSES
Salaries and employee benefits	72,162	60,210	61,629
Occupancy expense	4,051	4,347	4,599
Equipment depreciation and maintenance	5,557	4,642	3,672
Data processing and communications	4,198	4,431	5,375
Mortgage processing	—	—	1,744
Professional fees	10,871	10,770	8,453
Insurance, tax and assessment expense	2,610	2,032	2,090
Travel, entertainment, dues and subscriptions	7,998	5,092	3,390
Other operating expenses	9,941	5,928	6,189
Total noninterest expense	117,388	97,452	97,141
Income before income taxes	18,515	48,578	46,943
Income tax expense	4,128	9,882	9,532
Net income	14,387	38,696	37,411
Net loss attributable to noncontrolling interest	660	425	—
Net income attributable to parent	15,047	39,121	37,411
Preferred dividends	—	35	461
Net income available to common shareholders	$15,047	$39,086	$36,950

Earnings per common share - basic	$1.23	$3.32	$3.13
Earnings per common share - diluted	$1.17	$3.10	$3.06
Weighted-average shares outstanding - basic	12,279,462	11,778,557	11,821,574
Weighted-average shares outstanding - diluted	12,870,734	12,613,620	12,088,106

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Net income before noncontrolling interest	$14,387	$38,696	$37,411

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(45,730)	(5,839)	6,979
Reclassification adjustment for gain recognized in income	(650)	(3,875)	(914)
Change in defined benefit pension plan	815	770	(1,403)
Reclassification adjustment for amortization of net actuarial loss recognized in income	429	507	420
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(83)	862	(473)
Other comprehensive income (loss), before tax	(45,219)	(7,575)	4,609

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	11,252	1,367	(1,635)
Reclassification adjustment for gain recognized in income	152	908	214
Change in defined benefit pension plan	(201)	(180)	329
Reclassification adjustment for amortization of net actuarial loss recognized in income	(103)	(119)	(98)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	21	(233)	128
Income taxes related to items of other comprehensive income (loss):	11,121	1,743	(1,062)

Total other comprehensive income (loss), net of tax	(34,098)	(5,832)	3,547

Comprehensive loss attributable to noncontrolling interest	660	425	—

Comprehensive income (loss)	$(19,051)	$33,289	$40,958

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2022, 2021 and 2020

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of January 1, 2020	733	$7,334	11,995,366	$11,995	$122,516	$72,496	$(1,321)	51,077	$(1,084)	$211,936	$—	$211,936
Net income	—	—	—	—	—	37,411	—	—	—	37,411	—	37,411
Other comprehensive income	—	—	—	—	—	—	3,547	—	—	3,547	—	3,547
Cash dividends paid ($0.36 per share)	—	—	—	—	—	(4,275)	—	—	—	(4,275)	—	(4,275)
Dividends on preferred stock	—	—	—	—	—	(461)	—	—	—	(461)	—	(461)
Stock-based compensation	—	—	—	—	2,353	—	—	—	—	2,353	—	2,353
Common stock options exercised	—	—	305,697	306	4,153	—	—	—	—	4,459	—	4,459
Restricted stock units issued	—	—	53,981	54	(124)	—	—	525	(7)	(77)	—	(77)
Common stock repurchased	—	—	—	—	—	—	—	796,414	(15,650)	(15,650)	—	(15,650)
Common stock issued related to Paladin acquisition	—	—	19,278	19	221	—	—	—	—	240	—	240
Balance as of December 31, 2020	733	7,334	12,374,322	12,374	129,119	105,171	2,226	848,016	(16,741)	239,483	—	239,483
Net income	—	—	—	—	—	39,121	—	—	—	39,121	(425)	38,696
Other comprehensive (loss)	—	—	—	—	—	—	(5,832)	—	—	(5,832)	—	(5,832)
Cash dividends paid ($0.51 per share)	—	—	—	—	—	(6,038)	—	—	—	(6,038)	—	(6,038)
Dividends on preferred stock	—	—	—	—	—	(35)	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	2,634	—	—	—	—	2,634	—	2,634
Stock-based compensation related to equity method investment	—	—	—	—	574	—	—	—	—	574	—	574
Common stock options exercised	—	—	316,682	317	4,613	—	—	—	—	4,930	—	4,930
Restricted stock units issued	—	—	77,050	77	(77)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(6,579)	(7)	(242)	—	—	—	—	(249)	—	(249)
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	900	900
Common stock issued related to contingent consideration	—	—	47,966	48	1,952	—	—	—	—	2,000	—	2,000
Common stock issued related to Trabian acquisition	—	—	17,597	18	582	—	—	—	—	600	—	600
Common stock issued related to Interchecks investment	—	—	107,928	108	4,366	—	—	—	—	4,474	—	4,474
MVB Technology membership units issued	—	—	—	—	—	—	—	—	—	—	500	500

Redemption of preferred stock	(733)	(7,334)	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Balance as of December 31, 2021	—	—	12,934,966	12,935	143,521	138,219	(3,606)	848,016	(16,741)	274,328	975	275,303
	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Net income	—	—	—	—	—	15,047	—	—	—	15,047	(660)	14,387
Other comprehensive loss	—	—	—	—	—	—	(34,098)	—	—	(34,098)	—	(34,098)
Cash dividends paid ($0.68 per share)	—	—	—	—	—	(8,355)	—	—	—	(8,355)	—	(8,355)
Stock-based compensation	—	—	—	—	2,800	—	—	—	—	2,800	—	2,800
Stock-based compensation related to equity method investment	—	—	—	—	417	—	—	—	—	417	—	417
Common stock options exercised	—	—	160,527	161	1,908	—	—	—	—	2,069	—	2,069
Restricted stock units issued	—	—	75,354	75	(75)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(17,596)	(18)	(652)	—	—	—	—	(670)	—	(670)
Common stock issued related to Warp Speed acquisition	—	—	313,030	313	9,266	—	—	—	—	9,579	—	9,579
Stock purchase from noncontrolling interest	—	—	—	—	(33)	—	—	—	—	(33)	(8)	(41)
Balance as of December 31, 2022	—	$—	13,466,281	$13,466	$157,152	$144,911	$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391

-See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
OPERATING ACTIVITIES
Net income before noncontrolling interest	14,387	38,696	$37,411
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	2,596	4,054	1,892
Net amortization of deferred loan costs	2,526	2,969	1,692
Provision (release of allowance) for loan losses	14,194	(6,275)	16,579
Depreciation and amortization	5,322	4,198	3,292
Stock-based compensation	2,800	2,634	2,353
Stock-based compensation related to equity method investment	417	574	—
Loans originated for sale	(101,382)	(30,033)	(1,334,910)
Proceeds of loans sold	141,261	22,024	1,477,063
Holding (gain) loss on equity securities	1,543	(3,776)	(374)
Mortgage fee income	—	—	(33,427)
Gain on sale of available-for-sale securities, net	(650)	(3,875)	(914)
(Gain) loss on sale of equity securities, net	56	(5)	(3,501)
Gain on sale of loans held-for-sale	(5,487)	(4,178)	(332)
Gains on acquisition and divestiture activity	—	(10,783)	(17,640)
Gain on sale of other real estate owned	(47)	(1,396)	—
Income on bank-owned life insurance	(975)	(995)	(888)
Deferred income taxes	(3,631)	6,129	(3,386)
Equity method investment (income) loss	713	(17,428)	(27,574)
Equity method investment gain	(1,874)	—	—
Return on equity method investment	8,275	31,032	3,400
Other assets	(2,438)	(1,440)	(27,200)
Other liabilities	(12,426)	2,689	18,699
Net cash from operating activities	65,180	34,815	112,235
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(89,600)	(216,621)	(269,790)
Maturities/paydowns of available-for-sale investment securities	20,973	49,248	64,493
Sales of available-for-sale investment securities	60,635	146,011	54,023
Purchases of premises and equipment	(3,041)	(4,865)	(6,615)
Disposals of premises and equipment	49	300	1,687
Net increase in loans	(576,303)	(460,672)	(70,186)
Gain on sale of loans held for investment	3,832	—	—
Purchases of restricted bank stock	(61,245)	(1,410)	(25,831)
Redemptions of restricted bank stock	53,048	2,364	38,048
Proceeds from maturities of certificates of deposit with banks	2,719	9,084	1,739
Purchases of certificates of deposit with banks	—	—	(993)
Proceeds from sale of other real estate owned	1,482	3,818	8,309
Purchase of bank-owned life insurance	(7)	—	(5,000)
Purchase of equity method investments	(38,400)	(500)	—
Purchase of equity securities	(4,452)	(2,982)	(9,918)
Sales of equity securities	1,356	543	4,622
Net cash transferred for banking center sale	—	(95,500)	(136,005)
Cash paid for acquisitions, net of cash acquired	—	(772)	57,306
Net cash from investing activities	(628,954)	(571,954)	(294,111)
FINANCING ACTIVITIES
Net increase in deposits	192,877	558,342	574,691
Net change in repurchase agreements	(1,348)	1,119	94
Net change in FHLB and other borrowings	102,333	—	(180,283)
Issuance of subordinated debt	—	30,000	40,000
Payment of subordinated debt issuance costs	—	(552)	(717)
Issuance of senior term loan	10,000	—	—
Payment of senior debt issuance costs	(123)	—	—
Principal payments on senior term loan	(125)	—	—
Preferred stock redemption	—	(7,334)	—
Common stock repurchased	—	—	(15,746)
Common stock options exercised	2,069	4,930	4,464
Withholding cash issued in lieu of restricted stock	(670)	(249)	—
Cash dividends paid on common stock	(8,355)	(6,038)	(4,275)

	2022	2021		2020
Cash dividends paid on preferred stock	—	(35)		(461)
Issuance of subsidiary membership units	—	500		—
Stock purchase from noncontrolling interest	(41)	—		—
Net cash from financing activities	296,617	580,683		417,767

Net change in cash and cash equivalents	(267,157)	43,544	T	235,891
Cash and cash equivalents, beginning of period	307,437	263,893		28,002
Cash and cash equivalents, end of period	$40,280	$307,437		$263,893

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$12,285	$6,152		$12,271
Income taxes	2,285	11,960		11,966

Business combination non-cash disclosures:
Assets acquired in business combination, net of cash acquired	$—	$739		$87,722
Liabilities assumed in business combination	—	605		148,731

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interests at acquisition date	$—	$1,400		$—
Loans transferred to other real estate owned	299	357		800
Change in unrealized holding gains (losses) on securities available-for-sale	47,508	(9,595)		6,193
Restricted stock units vested	75	77		49
Employee stock-based compensation tax withholding obligations	18	7		35
Creation of servicing assets from loan sales	1,296	—	—	—
Loans transferred to loans held-for-sale	914	—		—
Common stock issued related to acquisitions	9,579	5,074		240

See Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Organization

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the "Bank"). The Bank’s consolidated subsidiaries include MVB Insurance, LLC, a title insurance company (“MVB Insurance”), ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Edge Ventures, LLC (“Edge Ventures”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”) and Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”), as well as controlling interests in MVB Technology, LLC (“MVB Technology”) and Flexia Payments, LLC (“Flexia”). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Ayers Socure II, LLC ("Ayers Socure II") and Warp Speed Holdings, LLC ("Warp Speed").

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

We have acquired a number of financial institutions and other financial services businesses. Future acquisitions and divestitures will be consistent with our strategic direction. Our most recent acquisition and divestiture activity includes the following:

●
In March 2022, the Bank entered into an agreement to acquire a 37.5% interest in Warp Speed, a holding company whose subsidiaries are focused on residential and commercial loan origination and servicing, business and personal insurance brokerage and data analytics. In April 2022, we assumed the Bank's obligations under the Purchase Agreement. Effective October 1, 2022, we completed the purchase with $38.4 million in cash, plus 313,030 shares of newly-issued common stock of MVB, with an aggregate value of $9.6 million, based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to closing.

●	In August 2022, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Integrated Holdings, Inc. (“IFH”). The Merger Agreement provided that, upon the terms and conditions therein, IFH would merge with and into MVB (the “Merger”), with MVB continuing as the surviving corporation. Following the Merger, West Town Bank & Trust (“West Town Bank”), a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, would merge with and into the Bank, with the Bank as the surviving bank. In January 2023, the Merger Agreement was approved by the board of directors and shareholders of MVB and IFH. We are awaiting required regulatory approvals in order to execute the Merger.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with a primary focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, cryptocurrency, crowd funding, lottery and gaming industries is complex, from both an operational and regulatory perspective. We believe that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, we believe these industries provide a source of stable, low cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from both an operational and regulatory perspective.

Edge Ventures

Edge Ventures, a wholly-owned subsidiary of the Bank, was created as a management company to provide oversight, alignment and structure for our Fintech companies and allocate resources to help incubate venture businesses and technologies acquired and developed by us. Subsidiaries of Edge Ventures include MVB Technology, Flexia and Victor, which are developing software to enhance the products and services available to our customers.

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

Flexia

Edge Ventures owns an 80% interest in Flexia. Flexia is a Las Vegas-based Fintech company that licenses technology which allows users to access a reloadable account that combines a debit card account and casino gaming accounts into one card and to utilize them for non-cash transactions at participating casinos. Flexia's technology license provides Flexia with exclusive use of the software in the United States and Canada.

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

Professional Services

Chartwell

Chartwell is a wholly-owned subsidiary of the Bank. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Chartwell has expanded its services to both Fintech clients and banks, in coordination with the Bank’s current compliance officers, to help create and implement strategy and provide expert compliance resources to aid the Bank in carrying out stringent and faster new client due diligence.

Paladin Fraud

Paladin Fraud is a wholly-owned subsidiary of the Bank. Paladin Fraud provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats.

Trabian

The Bank owns an 80.8% interest in Trabian. Trabian builds digital products and web and mobile applications for forward-thinking community banks, credit unions, digital banks and Fintech companies. Consistent with the Bank's mission to pursue technology to accelerate community finance, Trabian has created technology platforms that have been instrumental to the success of many of today’s leading Fintech companies.

COVID-19 Pandemic

Since 2020, economies throughout the world have been severely disrupted as a result of the COVID-19 pandemic and its subsequent variants. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business and our clients, providers and third parties. The extent of such impact depends on future developments, including resurgences, new variants or future pandemics, which are highly uncertain and cannot be predicted. We continue to actively monitor and respond to any ongoing effects of the COVID-19 pandemic.

Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as presented through the FASB's Accounting Standards Codification ("ASC") the and with rules and interpretive guidance of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted.

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

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of December 31, 2022, we hold three equity method investments.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the following:

Available-for-Sale Securities - Includes debt that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income tax effect. The income tax effect is released when the securities are sold.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2022 and 2021, the Bank holds $10.0 million and $1.8 million of stock, respectively, which is included in accrued interest receivable and other assets. The stock is bought from and sold to the FHLB based upon its $100 per share par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (i) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (iii) the impact of legislative and regulatory changes on the customer base of the FHLB; and (iv) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, no issues of liquidity are evident, new shares of FHLB stock continue to trade at the $100 per share par value and the FHLB has repurchased shares of excess capital stock from its members during 2022 and 2021.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation, while land is carried at cost. Depreciation expense is computed by the straight-line-method based on the estimated useful lives of assets, which range from seven to 40 years for buildings, three to 10 years for furniture, fixtures and equipment, three years for software and lesser of useful life or lease term for leasehold improvements.

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

Equity Method Investments

Investments in companies in which we have significant influence over the operating and financing decisions are accounted for using the equity method of accounting. Determining if we have significant influence requires judgement based on the facts and circumstances of each investment including level of ownership, legal structure and other qualitative factors which impact our ability to influence the investee's operations, and we review the facts and circumstances each reporting period to determine if we still have significant influence. Equity method investments are recorded initially at cost including costs to acquire the investment. These investments are included in the equity method investments line item on the consolidated balance sheets. We recognize our proportionate share of the investee's profits and losses in the equity method investments income line item. At the time of investment, we may make a one-time election to record our proportionate share of earnings of the investee on a lag of no more than three months. This election may be made on an investment by investment basis. We review equity method investments for impairment if there are events or changes in circumstances which indicate the carrying amount of the investment might not be recoverable.

Intangible Assets and Goodwill

Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the related reporting unit level. The goodwill impairment test involves comparing the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, an impairment charge must be recorded. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.

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

Derivative Instruments

Interest Rate Swaps

We entered into interest rate swap agreements to facilitate the risk management strategies of a small number of commercial banking clients. We mitigate this risk by entering into equal and offsetting interest rate swap agreements with highly rated third-party financial institutions. The interest rate swap agreements are free-standing derivatives and are recorded at fair value on our consolidated balance sheet. Fair value changes are recorded in noninterest income in our consolidated net income statement. At December 31, 2022 and 2021, the fair value of interest rate swap agreements was $8.4 million and $6.7 million, respectively.

Fair Value Hedge

We entered into an interest rate swap designated as a fair value hedge to mitigate the effect of changing interest rates on the fair values of certain designated fixed-rate loans and available for sale securities. This involves the receipt of variable amounts from a counterparty in exchange for us making fixed payments over the life of the agreements without the exchange of the underlying notional amount. The gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. We entered into a pay-fixed/receive-variable interest rate swap in January 2019 with a notional amount of $10.9 million and $26.4 million at December 31, 2022 and 2021, respectively, which was designated as a fair value hedge associated with our fixed-rate loan program and certain available for sale securities. At December 31, 2022 and 2021, the fair value of interest rate swap hedge was $0.6 million and $0.7 million, respectively.

Embedded Derivatives

We enter into various contracts through the normal course of business and occasionally a contract may include terms and conditions that create an embedded derivative. An embedded derivative may occur even though the purpose of the contract is not intended to be a derivative contract. Components of a contract should be assessed to determine if they meet the definition of a derivative. If it does, we must then assess whether the embedded derivative is clearly and closely related to its host instrument. If the derivative is not clearly and closely related to the host contract, the embedded derivative must be separated from the host instrument and accounted for as a separate derivative.

Servicing Assets

Servicing assets are recorded when the Bank sells loans and retains the servicing on those loans. On a monthly basis, we track the amount of loans that are sold with servicing retained. We determine the servicing rights value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The servicing assets are evaluated for impairment quarterly. Servicing loans for others generally consists of collecting payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and, when necessary, foreclosure processing. Serviced loans are not included in the consolidated balance sheets. At December 31, 2022 and 2021, the value of servicing assets was $1.6 million and $2.8 million, respectively, and is included in accrued interest and other assets in the consolidated balance sheets.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, establishing a new cost basis, with any valuation adjustments charged to the allowance for loan losses. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value less any costs to sell. Costs relating to improvement of the property are capitalized, while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred. Subsequent declines in fair value and gains or losses on sale are recorded in other noninterest expense. At December 31, 2022 and 2021, we held other real estate of $1.2 million and $2.3 million, respectively.

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

Revenue Recognition

We record revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) we satisfy a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Our primary sources of revenue are derived from interest and fees earned on loans, investment securities and other financial instruments that are not within the scope of ASC 606. We have evaluated the nature of our contracts with customers and determined that our revenue from contracts with customers is appropriately disaggregated in our consolidated statement of income is not currently necessary. We generally fully satisfy our performance obligations on our contracts with customers as services are rendered and the transaction prices are typically fixed within each contract, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying ASC 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

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

Compliance and Consulting Income

Compliance and consulting income is comprised revenue generated by Chartwell, Paladin Fraud and Trabian. Chartwell provides integrated regulatory compliance, state licensing, financial crimes prevention and enterprise risk management services that include consulting, outsourcing, testing and training solutions. Paladin Fraud provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats. Trabian provides consulting for the development of online and mobile banking platforms and digital products for Fintech companies. Chartwell, Paladin Fraud and Trabian account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The services promised are then evaluated in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Chartwell, Paladin Fraud and Trabian's services included in our contracts are distinct from one another. The transaction price for each contract is determined based upon the consideration expected to be received for the distinct services being provided under the contract. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, factors considered include contract terms, payment terms and whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans, financial models and other risk management services to customers within financial industries. Revenue from consulting services is recognized on a pro rata basis based upon actual labor hours completed as compared to budgeted labor hours for the deliverable.

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

We prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, our federal and state income tax returns for taxable years through 2018 have been closed for purposes of examination by the federal and state taxing jurisdictions.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. We have identified five reportable segments: CoRe banking; mortgage banking; professional services; Edge Ventures and the financial holding company.

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

Recent Accounting Pronouncements and Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance in November 2018, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, in April 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, in May 2019, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and in November 2019, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, all of which clarifies codification and corrects unintended application of the guidance. The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired ("PCI") loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. The guidance was initially effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. On November 15, 2019, the FASB issued ASU 2019-10, Financial Investments – Credit Issues (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes a delay in the effective date of the standard for smaller reporting companies (“SRCs”). Effective as of the first quarter of 2022, we no longer qualified as an SRC. However, because we met the criteria to be an SRC as of the issuance date of this guidance, we are eligible for the delay in effective date and plan to adopt this standard for fiscal years ending after December 15, 2022. We currently expect to recognize a one-time cumulative effect adjustment to the ALL as of January 1, 2023. We have formed a cross-functional implementation team. This cross-functional team has completed testing the model and is finalizing the implementation plan, which will include assessment and documentation of processes, internal controls and data sources; model testing and documentation; and system configuration, among other things. We have completed the process of implementing a third-party vendor solution to assist us in the application of this standard. The adoption of this standard will result in an increase in the ALL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Upon adoption of ASU 2016-13, we currently expect to record a charge to retained earnings of $6.5 million to $7.0 million.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. We will continue to assess the impact as the reference rate transition occurs over the next year. As of December 31, 2022, we had loans totaling $317.1 million that reference LIBOR which will be transitioned to the secured overnight financing rate ("SOFR") effective June 30, 2023.

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

Note 2 – Investment Securities

Amortized cost and fair values of investment securities available-for-sale at December 31, 2022 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$51,436	$15	$(6,637)	$44,814
United States sponsored mortgage-backed securities	68,267	—	(11,696)	56,571
United States treasury securities	130,689	48	(9,828)	120,909
Municipal securities	157,842	2,412	(21,618)	138,636
Corporate debt securities	10,570	10	(20)	10,560
Other debt securities	7,500	—	—	7,500
Total debt securities	426,304	2,485	(49,799)	378,990
Other securities	824	—	—	824
Total investment securities available-for-sale	$427,128	$2,485	$(49,799)	$379,814

Amortized cost and fair values of investment securities available-for-sale at December 31, 2021 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$41,105	$228	$(896)	$40,437
United States sponsored mortgage-backed securities	77,519	222	(1,633)	76,108
United States treasury securities	112,133	—	(1,744)	110,389
Municipal securities	171,044	4,334	(366)	175,012
Corporate debt securities	11,093	49	—	11,142
Other debt securities	7,500	—	—	7,500
Total debt securities	420,394	4,833	(4,639)	420,588
Other securities	878	—	—	878
Total investment securities available-for-sale	$421,272	$4,833	$(4,639)	$421,466

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2022
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$5,034	$5,033
After one year, but within five years	140,570	130,614
After five years, but within ten years	41,366	37,368
After ten years	239,334	205,975
Total	$426,304	$378,990

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $91.3 million and $244.6 million at December 31, 2022 and 2021, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of December 31, 2022, the details of which are included in the following table. Although these securities, if sold at December 31, 2022 would result in a pretax loss of $49.8 million, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole. When determining other-than-temporary impairment on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated. As of December 31, 2022, we consider all securities with unrealized loss positions to be temporarily impaired. As a result, we do not believe we will sustain any material realized losses as a result of the current temporary decline in fair value.

The following table discloses the length of time that investments have remained in an unrealized loss position at December 31, 2022:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (32)	$21,287	$(1,937)	$19,423	$(4,700)
United States sponsored mortgage-backed securities (51)	6,953	(852)	49,618	(10,844)
United States treasury securities (29)	11,936	(130)	102,092	(9,698)
Municipal securities (173)	65,930	(7,507)	41,184	(14,111)
Corporate debt securities (3)	2,380	(20)	—	—
	$108,486	$(10,446)	$212,317	$(39,353)

The following table discloses the length of time that investments have remained in an unrealized loss position at December 31, 2021:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (21)	$5,101	$(77)	$21,770	$(819)
United States sponsored mortgage-backed securities (30)	55,354	(1,346)	7,845	(287)
United States treasury securities (24)	110,389	(1,744)	—	—
Municipal securities (53)	32,221	(270)	7,001	(96)
Corporate debt securities (9)	—	—	—	—
	$203,065	$(3,437)	$36,616	$(1,202)

The following table summarizes the investment sales and related gains and losses in 2022, 2021 and 2020:

(Dollars in thousands)	2022	2021	2020
Proceeds from sales of available-for-sale securities	$60,635	$146,011	$54,023
Gains, gross	717	3,944	948
Losses, gross	(67)	(69)	(34)

Proceeds from sales of equity securities	$1,356	$543	$4,622
Gains, gross	158	5	3,501
Losses, gross	(214)	—	—

Unrealized holding gains (losses) on equity securities	$(1,543)	$3,776	$374
Note 3 – Loans and Allowance for Loan Losses

The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2022	2021
Commercial:
Business	$851,072	$818,986
Real estate	632,839	561,718
Acquisition, development and construction	126,999	99,823
Total commercial	$1,610,910	$1,480,527
Residential real estate	606,970	306,140
Home equity lines of credit	18,734	22,186
Consumer	131,566	43,919
Total loans, excluding PCI	2,368,180	1,852,772
Purchased credit impaired loans:
Commercial:
Business	—	2,629
Real estate	—	11,018
Acquisition, development and construction	—	257
Total commercial	—	13,904
Residential real estate	2,482	4,358
Consumer	—	413
Total purchased credit impaired loans	$2,482	$18,675
Total loans	2,370,662	1,871,447
Deferred loan origination costs and (fees), net	1,983	(1,609)
Loans receivable	$2,372,645	$1,869,838

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others requiring recognition of a servicing asset were $164.1 million and $347.5 million at December 31, 2022 and 2021, respectively.

The following table summarizes the primary segments of the loan portfolio as of December 31, 2022 and 2021:

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
December 31, 2022
Individually evaluated for impairment	$10,451	$1,365	$—	$11,816	$2,603	$90	$1,351	$15,860
Collectively evaluated for impairment	840,621	631,474	126,999	1,599,094	606,849	18,644	130,215	2,354,802
Total loans	$851,072	$632,839	$126,999	$1,610,910	$609,452	$18,734	$131,566	$2,370,662
December 31, 2021
Individually evaluated for impairment	$12,954	$2,206	$1,392	$16,552	$8,765	$217	$432	$25,966
Collectively evaluated for impairment	808,661	570,530	98,688	1,477,879	301,733	21,969	43,900	1,845,481
Total loans	$821,615	$572,736	$100,080	$1,494,431	$310,498	$22,186	$44,332	$1,871,447

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

Commercial Small Business Administration loans – Loans originated through the various SBA programs have become an area of lending focus for the Bank. As of December 31, 2022, these loans have not yet been designated as a unique portfolio segment due to the relative insignificance from a loan volume perspective. These loans are currently included within the loan types noted above, based on the purpose of each loan originated. When appropriate, the portfolio segments will be adjusted to segregate the SBA loan portfolio segment from the other commercial loan portfolio segments.

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

The following table presents impaired loans by class segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2022 and 2021:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial:
Business	$3,436	$1,253	$7,015	$10,451	$15,324
Real estate	1,240	222	125	1,365	1,470
Acquisition, development and construction	—	—	—	—	1,415
Total commercial	4,676	1,475	7,140	11,816	18,209
Residential	—	—	2,603	2,603	2,671
Home equity lines of credit	—	—	90	90	94
Consumer	1,347	268	4	1,351	1,351
Total impaired loans	$6,023	$1,743	$9,837	$15,860	$22,325

December 31, 2021
Commercial:
Business	$2,401	$232	$8,796	$11,197	$13,010
Real estate	668	243	543	1,211	1,329
Acquisition, development and construction	—	—	1,392	1,392	2,807
Total commercial	3,069	475	10,731	13,800	17,146
Residential	—	—	8,179	8,179	8,219
Home equity lines of credit	—	—	217	217	221
Consumer	—	—	259	259	259
Total impaired loans	$3,069	$475	$19,386	$22,455	$25,845

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended:

	December 31, 2022			December 31, 2021			December 31, 2020
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial:
Business	$12,781	$8	$6	$7,701	$—	$—	$6,066	$—	$—
Real estate	1,479	57	59	2,051	60	43	3,057	97	104
Acquisition, development and construction	273	—	—	344	—	—	1,207	67	73
Total commercial	14,533	65	65	10,096	60	43	10,330	164	177
Residential	6,952	15	15	5,992	15	14	2,541	19	19
Home equity lines of credit	149	—	—	81	—	—	87	—	—
Consumer	915	—	—	41	—	—	7	—	—
Total	$22,549	$80	$80	$16,210	$75	$57	$12,965	$183	$196

As of December 31, 2022, there are ten loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $2.1 million as of December 31, 2022. These loans are included in the table above and have no specific allowance allocated to them.

As of December 31, 2022, the Bank's other real estate owned balance totaled $1.2 million. The Bank held five foreclosed residential real estate properties representing $0.2 million, or 16.7%, of the total balance of other real estate owned. The Bank held three commercial real estate properties representing $1.0 million or 83.3% of the total balance of other real estate owned.

As of December 31, 2021, there are six loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $0.4 million as of December 31, 2021. These loans are included in the table above and have no specific allowance allocated to them.

As of December 31, 2021, the Bank's other real estate owned balance totaled $2.4 million. The Bank held four foreclosed residential real estate properties, representing $0.2 million, or 7.3%, of the total balance of other real estate owned. The Bank held ten commercial real estate properties representing $2.2 million or 92.7% of the total of other real estate owned.

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

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2022 and 2021:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial:
Business	$830,319	$5,963	$12,103	$2,687	$851,072
Real estate	592,997	18,883	20,600	359	632,839
Acquisition, development and construction	120,788	5,277	934		126,999
Total commercial	1,544,104	30,123	33,637	3,046	1,610,910
Residential	605,513	760	1,556	1,623	609,452
Home equity lines of credit	18,269	375	90	—	18,734
Consumer	131,562	—	4	—	131,566
Total loans	$2,299,448	$31,258	$35,287	$4,669	$2,370,662

December 31, 2021
Commercial:
Business	$789,101	$12,246	$18,143	$2,125	$821,615
Real estate	526,851	12,598	31,293	1,994	572,736
Acquisition, development and construction	89,893	4,960	4,163	1,064	100,080
Total commercial	1,405,845	29,804	53,599	5,183	1,494,431
Residential	299,291	899	9,815	493	310,498
Home equity lines of credit	21,582	387	191	26	22,186
Consumer	43,519	24	259	530	44,332
Total loans	$1,770,237	$31,114	$63,864	$6,232	$1,871,447

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

The following table presents the classes of the loan portfolio summarized by aging categories of performing loans and nonaccrual loans as of December 31, 2022 and 2021:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2022
Commercial:
Business	$850,112	$—	$960	$—	$960	$851,072	$7,528	$—
Real estate	632,839	—	—	—	—	632,839	—	—
Acquisition, development and construction	126,999	—	—	—	—	126,999	—	—
Total commercial	1,609,950	—	960	—	960	1,610,910	7,528	—
Residential	606,554	1,820	1,078	—	2,898	609,452	2,196	—
Home equity lines of credit	18,131	603	—	—	603	18,734	90	—
Consumer	120,504	6,848	2,867	1,347	11,062	131,566	1,351	—
Total loans	$2,355,139	$9,271	$4,905	$1,347	$15,523	$2,370,662	$11,165	$—

December 31, 2021
Commercial:
Business	$816,638	$1,718	$11	$3,248	$4,977	$821,615	$8,261	$—
Real estate	569,792	396	461	2,087	2,944	572,736	192	—
Acquisition, development and construction	98,781	67	412	820	1,299	100,080	1,392	—
Total commercial	1,485,211	2,181	884	6,155	9,220	1,494,431	9,845	—
Residential	303,940	3,620	285	2,653	6,558	310,498	7,636	—
Home equity lines of credit	21,974	—	119	93	212	22,186	217	—
Consumer	42,231	1,211	461	429	2,101	44,332	259	—
Total loans	$1,853,356	$7,012	$1,749	$9,330	$18,091	$1,871,447	$17,957	$—

The ALL is maintained to absorb losses from the loan portfolio and is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

Interest income on loans would have increased by approximately $0.5 million, $0.4 million and $0.6 million for 2022, 2021 and 2020, respectively, if loans had performed in accordance with their terms.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL. The Bank analyzes certain impaired loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans, when considered impaired, are evaluated collectively for impairment by applying allocation rates derived from the Bank’s historical losses specific to impaired loans and the reserve totaled $0.1 million and $0.1 million and $0.1 million as of December 31, 2022, 2021 and 2020, respectively.

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

Once the estimated future advances were calculated, an allocation rate, which was derived from the Bank’s historical losses and qualitative environmental factors, was applied in the similar manner as those used for the allowance for loan loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which Management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. The liability for unfunded commitments was $0.5 million as of December 31, 2022 and 2021.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following tables summarize the activity of primary segments of the ALL segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the years ending December 31, 2022, 2021 and 2020:

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL balance at December 31, 2021	$8,027	$5,091	$982	$14,100	$1,492	$128	$2,546	$18,266
Charge-offs	(2,858)	—	—	(2,858)	(84)	—	(12,241)	(15,183)
Recoveries	56	127	—	183	—	7	6,370	6,560
Provision (release)	3,546	486	82	4,114	1,472	(4)	8,612	14,194
ALL balance at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Individually evaluated for impairment	$1,253	$222	$—	$1,475	$—	$—	$268	$1,743
Collectively evaluated for impairment	$7,518	$5,482	$1,064	$14,064	$2,880	$131	$5,019	$22,094

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL balance at December 31, 2020	$12,193	$9,079	$2,761	$24,033	$1,462	$298	$51	$25,844
Charge-offs	(1,284)	(83)	—	(1,367)	(5)	—	(247)	(1,619)
Recoveries	231	—	—	231	—	24	61	316
Provision (release)	(3,113)	(3,905)	(1,779)	(8,797)	35	(194)	2,681	(6,275)
ALL balance at December 31, 2021	$8,027	$5,091	$982	$14,100	$1,492	$128	$2,546	$18,266
Individually evaluated for impairment	$232	$243	$—	$475	$—	$—	$—	$475
Collectively evaluated for impairment	$7,795	$4,848	$982	$13,625	$1,492	$128	$2,546	$17,791

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL balance at December 31, 2019	$6,197	$2,988	$913	$10,098	$1,272	$327	$78	$11,775
Charge-offs	(1,909)	(23)	—	(1,932)	(235)	(23)	—	(2,190)
Recoveries	15	7	—	22	—	9	3	34
Provision (release)	7,890	6,107	1,848	15,845	779	(15)	(30)	16,579
Allowance contributed with mortgage combination transaction	—	—	—	—	(354)	—	—	(354)
ALL balance at December 31, 2020	$12,193	$9,079	$2,761	$24,033	$1,462	$298	$51	$25,844
Individually evaluated for impairment	$1,034	$262	$—	$1,296	$—	$—	$—	$1,296
Collectively evaluated for impairment	$11,159	$8,817	$2,761	$22,737	$1,462	$298	$51	$24,548

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

Troubled Debt Restructurings

At December 31, 2022 and 2021, the Bank had specific reserve allocations for TDRs of $0.4 million and $0.5 million, respectively. Loans considered to be troubled debt restructured loans totaled $10.4 million and $12.6 million as of December 31, 2022 and December 31, 2021, respectively. Of these totals, $4.7 million and $4.5 million, respectively, represent accruing troubled debt restructured loans and represent 45% and 21%, respectively, of total impaired loans. Meanwhile, as of December 31, 2022, $5.7 million represents nine loans to seven borrowers that have defaulted under the restructured terms. The largest of these loans is a $1.9 million restructured commercial loan to a company previously dependent on the coal industry, which is now structured as an unsecured loan. Three of these loans to an unrelated borrower, totaling $3.1 million, are restructured equipment loans to a borrower in the coal industry, which was provided extended interest-only terms to allow time for the collateral equipment to be sold. There is a commercial loan totaling $0.5 million secured by government lease payments that previously defaulted and is now making restructured payments. The four remaining unrelated borrowers have a single loan each, totaling $0.2 million. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2022. All of the nine loans were also considered non-performing loans as of December 31, 2021.

During the year ended December 31, 2022, no restructured loans defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

There were no commitments to advance funds to any TDRs as of December 31, 2022.

There were no new loans identified as TDRs during the year ended December 31, 2022. The following table presents details related to loans identified as TDRs during the year ended December 31, 2021:

	December 31, 2021
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial:
Business	2	$5,200	$4,836
Real estate	—	—	—
Total commercial	2	5,200	4,836
Residential	—	—	—
Total	2	$5,200	$4,836
1 The pre-modification and post-modification balances represent the balances outstanding immediately before and after modification of the loan.

PPP Loans and CARES Act Deferrals

We actively participated in the PPP as a lender, evaluating other programs available to assist our clients and providing deferrals consistent with GSE guidelines. As of December 31, 2022, the outstanding balance of PPP loans totaled $7.9 million on loans originated through our internal commercial team and $5.6 million on loans originated through our partnership with a Fintech company. A single loan totaling $2.0 million was labeled Special Mention as of December 31, 2022. The borrower did not complete all of the steps required for forgiveness under the PPP program and converted to principal and interest payments in December 2022. We are currently following the administrative steps needed to submit the loan to the SBA for the execution of their full guarantee.

As of December 31, 2022, all commercial and mortgage loans previously approved for COVID-19 related modifications, such as interest-only payment and payment deferrals, had returned to their previous payment structures. As of December 31, 2021, mortgage loans totaling $10.8 million and no commercial loans were outstanding for COVID related modifications. These modifications were not considered to be TDRs in reliance on guidance issued by banking regulators titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.”

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment at December 31,:

(Dollars in thousands)	2022	2021
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	17,642	16,841
Software	6,019	4,176
Construction in progress	508	531
Leasehold improvements	2,836	2,895
	43,863	41,301
Accumulated depreciation	(20,210)	(16,249)
Premises and equipment, net	$23,653	$25,052

Depreciation expense totaled $4.4 million, $3.3 million and $3.0 million for 2022, 2021 and 2020, respectively.

We lease certain premises and equipment under operating and finance leases. At December 31, 2022, we had lease liabilities totaling $15.0 million and right-of-use assets totaling $13.9 million, substantially all of which was related to operating leases. At December 31, 2022, the weighted-average remaining lease term for operating leases was 11.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%.

At December 31, 2021, we had lease liabilities totaling $18.6 million, of which $18.5 million was related to operating leases and $0.1 million was related to finance leases, and right-of-use assets totaling $17.5 million, all of which was related to operating leases. At December 31, 2021, the weighted-average remaining lease term for operating leases was 12.0 years, and the weighted-average discount rate used in the measurement of operating lease liabilities was 2.8%. At December 31, 2021, the weighted-average remaining lease term for finance leases was 1.8 years, and the weighted-average discount rates used in the measurement of finance lease liabilities was 2.0%.

Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

The following shows lease costs for the years ended:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Amortization of right-of-use assets, finance leases	$57	$59
Interest on lease liabilities, finance leases	—	2
Operating lease cost	1,781	1,966
Short-term lease cost	32	5
Variable lease cost	38	38
Total lease cost	$1,908	$2,070

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2022.

For operating leases with initial or remaining terms of one year or more as of December 31, 2022, the following table presents future minimum payments for the twelve month periods ended December 31:

(Dollars in thousands)	Operating Leases
2023	$1,655
2024	1,579
2025	1,576
2026	1,584
2027	1,625
2028 and thereafter	10,111
Total future minimum lease payments	$18,130
Less: Amounts representing interest	(3,120)
Present value of net future minimum lease payments	$15,010

There are no material future minimum payments on finance leases as of December 31, 2022.

Note 5 – Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must assess whether our equity method investments are significant. In evaluating the significance of these investments, we performed the income, investment and asset tests described in S-X 1-02(w) for each equity method investment. Rule 3-09 of Regulation S-X requires separate audited financial statements of an equity method investee in an annual report if either the income or investment test exceeds 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information for all equity method investees in an annual report if any of the equity method investees, individually or in the aggregate, result in any of the tests exceeding 10%.

Under the income test, our proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10% for the year ended December 31, 2022, accordingly, we are required to provide summarized income statement information for all investees for all periods presented. There were no equity method investments which met any of the applicable thresholds for reporting Rule 3-09 for reporting separate financial statements as of the year ended December 31, 2022.

Our equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for changes due to our share of the entities' earnings.

ICM

The following table provides summarized income statement information for ICM for the years ended December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Total revenues	$67,207	$153,549
Net income	343	41,381

Gain on sale of loans	44,921	150,896
Volume of loans sold	2,325,709	5,326,757

Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from our investment in ICM was not material and $16.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the locked mortgage pipeline was $0.7 billion and $1.0 billion, respectively.

Warp Speed

In October 2022, we acquired a 37.5% interest in Warp Speed and accounted for our ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. Please refer to Note 25 – Acquisitions and Divestitures. Our ownership of Warp Speed allows us to have significant influence over its operations and decision making. Accordingly, the investment is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. For the year ended December 31, 2022, we recorded no impact on our income from the equity method investment in Warp Speed.

Ayers Socure II

Our ownership percentage of 10% of Ayers Socure II allows us to have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the twelve months ended December 31, 2022 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in total.

Interchecks

Prior to December 2022, our ownership percentage of Interchecks, as well as certain other qualitative factors, allowed us to have significant influence over the operations and decision making at Interchecks. Accordingly, the investment had been accounted for as an equity method investment. As a result of a December 2022 sale of Interchecks shares, our remaining ownership percentage decreased to 9%, which was no longer significant to warrant equity method investment classification, and this investment was reclassified to equity securities as of December 31, 2022. Our share of net loss from Interchecks totaled $0.7 million for the year ended December 31, 2022 and was not significant for the year ended December 31, 2021.

Note 6 – Deposits

Deposits at December 31, were as follows:

(Dollars in thousands)	2022	2021
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,231,544	$1,120,433
Interest-bearing demand	720,074	651,016
Savings and money markets	284,447	510,068
Time deposits, including CDs and IRAs	334,417	96,088
Total deposits	$2,570,482	$2,377,605

Time deposits that meet or exceed the FDIC insurance limit	$4,386	$9,573

Maturities of time deposits at December 31, 2022 were as follows (dollars in thousands):

2023	$263,254
2024	64,010
2025	3,819
2026	687
2027	2,394
Thereafter	253
Total	$334,417
As of December 31, 2022, overdrawn deposit accounts totaling $1.1 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. As of December 31, 2022, the Bank's maximum borrowing capacity with the FHLB was $751.4 million and the remaining borrowing capacity was $539.3 million, with the difference being short-term borrowings and letters of credit with the FHLB.

Short-term borrowings

As of December 31, 2022, the Bank had $102.3 million short-term borrowings with the FHLB and no borrowings under Fed Funds purchased outstanding. As of December 31, 2021, the Bank had no short-term borrowings with the FHLB and no borrowings under Fed Funds purchased outstanding.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2022	2021
Balance at end of year	$102,333	$—
Average balance during the year	15,494	25,275
Maximum month-end balance	102,333	130,047
Weighted-average rate during the year	2.82%	0.05%
Weighted-average rate at December 31	4.45%	—%

Long-term borrowings

As of December 31, 2022 and December 31, 2021, the Bank had no long-term borrowings with the FHLB.

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

All of our repurchase agreements were overnight agreements at December 31, 2022 and December 31, 2021. These borrowings were collateralized with investment securities with a carrying value of $10.4 million and $15.8 million at December 31, 2022 and December 31, 2021, respectively, and were comprised of United States Government Agencies and Mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2022	2021
Balance at end of year	$10,037	$11,385
Average balance during the year	10,987	10,821
Maximum month-end balance	12,680	11,398
Weighted-average rate during the year	0.05%	0.12%
Weighted-average rate at December 31	0.06%	0.05%

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2022	2021
Balance at end of year	$73,286	$73,030
Average balance during the year	73,159	51,149
Maximum month-end balance	73,286	73,030
Weighted-average rate during the year	4.20%	4.28%
Weighted-average rate at December 31	3.97%	3.71%

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

In March 2007, we completed the private placement of $4 million Floating Rate, Trust Preferred Securities through our MVB Financial Statutory Trust I subsidiary (the “Trust”). We established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by us since 2012. Interest payments are due in March, June, September and December and are

adjusted at the interest due dates at a rate of 1.62% over the three-month LIBOR Rate. The obligations we provide with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by us of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. The securities issued by the Trust are includable for regulatory purposes as a component of our Tier 1 capital.

We recognized interest expense on our subordinated debt of $3.1 million, $2.2 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Senior term loan

Information related to senior term loan is summarized as follows:

(Dollars in thousands)	2022	2021
Balance at end of year	$9,765	—
Average balance during the year	2,328	—
Maximum month-end balance	9,886	—
Weighted-average rate during the year	7.00%	—
Rate at December 31	7.44%	—

In October 2022, we entered into a credit agreement with Raymond James Bank ("Raymond James"). Pursuant to the credit agreement, Raymond James has extended to us a senior term loan in the aggregate principal amount of up to $10 million. In connection with the closing of the Warp Speed transaction, we borrowed $10 million and paid Raymond James an upfront fee of 1% of the loan amount. The loan will bear interest per annum at a rate equal to 2.75%, plus term secured overnight financing rate, which will reset monthly. Accrued interest is payable on the last business day of each month, beginning with October 31, 2022, with the then outstanding principal balance of the loan payable on the last business day of each quarter in the amount of $125,000 during the first year and $250,000 thereafter. The loan will mature in April 2025, unless accelerated earlier upon an event of default.
We recognized interest expense on our senior term loan of $0.2 million for the year ended December 31, 2022 and none for the years ended December 31, 2021 and 2020, respectively.

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

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2022	2021
Available on lines of credit	$495,618	$384,923
Stand-by letters of credit	17,153	23,600
Other loan commitments	14,901	15,792
	$527,672	$424,315
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

Regulatory

We are required to maintain certain reserve balances on hand in accordance with the Federal Reserve Board requirements. In accordance with these requirements, we implemented a deposit reclassification program that allowed us to maintain no such reserve balances as of December 31, 2022 and 2021.

Contingent Liabilities

The Bank is involved in various legal actions arising in the ordinary course of business. In the opinion of management and counsel, the outcome of these matters will not have a significant adverse effect on the consolidated financial statements.

Note 9 – Income Taxes

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2022	2021	2020
Current:
Federal	$6,607	$3,332	$10,899
State	1,152	421	2,019
	$7,759	$3,753	$12,918
Deferred:
Federal	$(3,056)	$5,159	$(3,183)
State	(575)	970	(203)
	(3,631)	6,129	(3,386)
Income tax expense	$4,128	$9,882	$9,532

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2022		2021		2020
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income tax at federal statutory rate	$3,889	21.0%	$10,201	21.0%	$9,858	21.0%
Tax effect of:
State income taxes, net of federal income taxes	456	2.5%	1,099	2.2%	1,435	3.1%
Tax exempt earnings	(1,596)	(8.6)%	(1,460)	(3.0)%	(1,381)	(3.0)%
Other	1,379	7.4%	42	0.1%	(380)	(0.8)%
	$4,128	22.3%	$9,882	20.3%	$9,532	20.3%

Deferred income tax assets and liabilities were comprised of the following at December 31:

(Dollars in thousands)	2022	2021
Gross deferred tax assets:
Allowance for loan losses	$5,849	$4,393
Minimum pension liability	991	1,245
Stock-based compensation	1,097	1,140
SERP	317	298
Unrealized loss on securities available-for-sale	11,024	—
Lease liabilities	3,611	4,370
Other	364	249
Total gross deferred tax assets	23,253	11,695

Gross deferred tax liabilities:
Depreciation	(1,726)	(1,556)
Pension	(1,062)	(1,077)
Unrealized gain on securities available-for-sale	(80)	(45)
Holding gain on equity securities	(3,969)	(4,358)
Equity method investment	(2,220)	(4,086)
Goodwill	(110)	(70)
Right-of-use assets	(3,383)	(4,141)
Other	(264)	(288)
Total gross deferred tax liabilities	(12,814)	(15,621)

Net deferred tax assets (liabilities)	$10,439	$(3,926)

Net deferred income tax assets and net deferred income tax liabilities were included in other assets and other liabilities, respectively, based on the ending balance.

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings, net of participations	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2022	$27,606	$221,825	$(998)	$(215,000)	$33,433

December 31, 2021	$27,423	$4,373	$(996)	$(3,194)	$27,606

We held related party deposits of $112.5 million and $63.6 million at December 31, 2022 and December 31, 2021, respectively.

On January 17, 2022, the MVB Bank Inc. Board of Directors approved a $35.0 million line of credit to BillGO, Inc. a related party of the Bank. Revenue generated during the year from contracts with BillGO, Inc. totaled $0.3 million at December 31, 2022 and December 31, 2021, respectively.

In October 2022, we acquired an interest in Warp Speed and account for our ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. As part of the purchase, we are able to designate two out of seven directors to the board of directors of Warp Speed. We purchase loan participations from CalCon Mutual Mortgage LLC, a subsidiary of Warp Speed. As of December 31, 2022, loans purchased from CalCon had an outstanding balance of $39.1 million. Interest income recognized on these participations was $0.9 million for the year ended December 31, 2022.

We account for our ownership interest in ICM as an equity method investment and purchase loan participations from ICM. As of December 31, 2022, loans purchased from ICM had an outstanding balance of $572.7 million.

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

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million at December 31, 2022 and 2021, respectively. Service costs were not material for any periods covered by this report.

Pension expense was $0.3 million, $0.3 million and $0.3 million in 2022, 2021 and 2020, respectively.

Information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2022 and 2021 is as follows:

(Dollars in thousands)	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$12,230	$12,715
Interest cost	341	313
Actuarial loss	160	143
Assumption changes	(3,584)	(649)
Benefits paid	(318)	(292)
Benefit obligation at end of year	$8,829	$12,230

Change in plan assets:
Fair value of plan assets at beginning of year	$11,591	$7,096
Actual return (loss) on plan assets	(1,990)	952
Employer contribution	—	3,835
Benefits paid	(318)	(292)
Fair value of plan assets at end of year	$9,283	$11,591

Funded status	$454	$(639)
Unrecognized net actuarial loss	4,120	5,314
Prepaid pension cost recognized	$4,574	$4,675

Accumulated benefit obligation	$8,829	$12,230

At December 31, 2022, 2021 and 2020, the weighted-average assumptions used to determine the benefit obligation are as follows:

	2022	2021	2020
Discount rate	5.23%	2.83%	2.50%
Rate of compensation increase	n/a	n/a	n/a

The components of net periodic pension cost are as follows:

(Dollars in thousands)	2022	2021	2020
Interest cost	$341	$313	$365
Expected return on plan assets	(669)	(689)	(438)
Amortization of net actuarial loss	429	507	420
Net periodic pension cost	$101	$131	$347

For the years December 31, 2022, 2021 and 2020, the weighted-average assumptions used to determine net periodic pension cost are as follows:

	2022	2021	2020
Discount rate	5.23%	2.83%	2.50%
Expected long-term rate of return on plan assets	6.00%	6.75%	6.75%
Rate of compensation increase	n/a	n/a	n/a

Our pension plan asset allocations at December 31, 2022 and 2021 are as follows:

	2022	2021
Plan Assets
Cash	7%	3%
Fixed income	28%	25%
Alternative investments	13%	29%
Domestic equities	26%	25%
Foreign equities	22%	18%
Real estate investment trusts	4%	—%
Total	100%	100%

The following table sets forth by level within the fair value hierarchy, as defined in Note 19 – Fair Value Measurements, the Pension Plan’s assets at fair value as of December 31, 2022:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$650	$—	$—	$650
Fixed income	2,599	—	—	2,599
Alternative investments	—	—	1,207	1,207
Domestic equities	2,414	—	—	2,414
Foreign equities	2,042	—	—	2,042

Total	$7,705	$—	$1,207	$8,912

Investments reported at Net Asset Value[1]				371
Total assets at fair value				$9,283
1 Investments reported at Net Asset Value include Real Estate investment trusts.

The following table sets forth by level, within the fair value hierarchy, as defined in Note 19 – Fair Value Measurements, the Pension Plan’s assets at fair value as of December 31, 2021:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$348	$—	$—	$348
Fixed income	2,898	—	—	2,898
Alternative investments	—	—	3,361	3,361
Domestic equities	2,898	—	—	2,898
Foreign equities	2,086	—	—	2,086

Total assets at fair value	$8,230	$—	$3,361	$11,591

Investment in government securities, short-term investments, domestic equities and foreign equities are valued at the closing price reported on the active market on which the individual securities are traded. Alternative investments are valued at quoted prices, which are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed. Real estate investment trusts are valued at the net asset value of the trust at the reporting date. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while this plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table includes our best estimate of the plan contribution for next fiscal year and the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(Dollars in thousands)	Cash Flow
Contributions for the period of January 1, 2023 through December 31, 2023	$—

Estimated future benefit payments reflecting expected future service
2023	$409
2024	$433
2025	$462
2026	$536
2027	$542
2028 through 2032	$2,801

Note 12 – Goodwill and Other Intangible Assets

The table below summarizes the changes in carrying amounts of goodwill and other intangibles, including core deposit intangibles, for the periods presented:

		Intangibles
(Dollars in thousands)	Goodwill	Gross	Accumulated Amortization	Net
Balance at January 1, 2022	$3,988	$3,820	$(1,504)	$2,316
Amortization expense	—	—	(685)	(685)
Balance at December 31, 2022	$3,988	$3,820	$(2,189)	$1,631

Balance at January 1, 2021	$2,350	$3,941	$(1,541)	$2,400
Goodwill and intangibles resulting from Trabian acquisition	1,638	600	—	600
Reduction of intangibles from sale of branches to Summit	—	(721)	721	—
Amortization expense	—	—	(684)	(684)
Balance at December 31, 2021	$3,988	$3,820	$(1,504)	$2,316

Balance at January 1, 2020	$19,630	$4,226	$(753)	$3,473
Reduction of goodwill and intangibles from sale of branches to Summit	(1,598)	(845)	441	(404)
Intangibles resulting from First State acquisition	—	560	—	560
Reduction of goodwill from ICM transaction	(16,882)	—	—	—
Goodwill resulting from Paladin acquisition	1,200	—	—	—
Amortization expense	—	—	(1,229)	(1,229)
Balance at December 31, 2020	$2,350	$3,941	$(1,541)	$2,400

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The intangibles resulting from the Trabian acquisition are related to their customer relationships and trade name. These items are amortized over four years and 10 years, respectively. The intangibles resulting from the Chartwell acquisition are related to their customer relationships, backlog, a trademark and a non-competition agreement. These items are amortized over five years, 5.3 years, 15 years and four years, respectively.

The table below presents estimated amortization expense for our other intangible assets (dollars in thousands):

2023	$592
2024	321
2025	100
2026	87
2027	87
Thereafter	444
$1,631

Our assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2022 and 2021. We have not identified any triggering events since the impairment evaluation that would indicate potential impairment.

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

In October 2022, we issued 313,030 shares of unregistered common stock valued at $30.60 per share, totaling $9.58 million, pursuant to the Equity Purchase Agreement dated March 13, 2022 between the Bank and Warp Speed. For more information regarding the Warp Speed Purchase Agreement, see Note 25 - Acquisitions and Divestitures.

Note 14 – Stock-Based Compensation

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards and RSUs to selected employees and directors. On April 4, 2022, the Board of Directors adopted the MVB Financial Corp 2022 Incentive Plan (the “2022 Plan”), which was approved by the shareholders at the annual meeting dated, May 17, 2022. The 2022 Plan replaces the MVB Financial Corp. 2013 Stock Incentive Plan (the “2013 Plan”) and provides for 975,000 shares authorized for grant which includes the number of shares reserved for issuance under the 2013 Plan that remained available for grant thereunder as of the date of Board approval of the 2022 Plan. As of December 31, 2022, 951,868 shares remain available for issuance.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost based upon the fair value of the instruments on the date of the grant. The amount that we recognized in stock-based compensation expense related to the issuance of stock options and RSUs is presented in the following table:

(Dollars in thousands)	2022	2021	2020
Stock Options	$501	$832	$950
RSUs	2,299	1,802	1,403
Total stock-based compensation expense	$2,800	$2,634	$2,353

Proceeds from stock options exercised were $2.1 million, $4.9 million and $4.5 million during 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020, certain options were exercised in broker-assisted cashless transactions. Shares were forfeited related to exercise price and related tax obligations and we paid tax authorities amounts due resulting in a net cash outflow.

Stock Options

Under the provisions of the Plan, the option price per share shall not be less than the fair market value of the common stock on the grant date. Generally, options granted vest in five years and expire 10 years from the grant date.

The following summarizes stock options as of and for the year ended December 31, 2022:

	2022
	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	1,114,200	$15.86
Granted	14,350	39.15
Exercised	160,527	12.99
Forfeited	24,930	22.55
Expired	550	14.71

Outstanding at end of year	942,543	$16.53

Exercisable at end of year	782,116	$15.36

Weighted-average fair value of options granted during 2022		$14.94
Weighted-average fair value of options granted during 2021		$10.61
Weighted-average fair value of options granted during 2020		$4.48

The intrinsic value of options exercised during 2022, 2021 and 2020 was $3.5 million, $8.0 million and $1.9 million, respectively.

The fair value for the options was estimated at the grant date using a Black-Scholes option-pricing model with the following inputs:

	2022	2021	2020
Average risk-free interest rates	2.23%	1.27%	0.66%
Weighted-average life (years)	7	7	7
Expected volatility	41.2%	41.2%	30.9%
Expected dividend yield	1.58%	1.08%	2.20%

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2022:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life
942,543	$16.53	$5.7	4.38	782,116	$15.36	$5.3	3.87

At December 31, 2022, total unrecognized pre-tax compensation expense related to unvested stock options outstanding was $0.7 million. This cost is expected to be recognized over a weighted-average period of 2.9 years. For the year ended December 31,

2022, the fair value of stock options vested was $0.6 million.

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

We granted 95,723 RSUs in 2022, 53,070 of which were time-based awards and 42,653 of which were performance-based awards. Time-based RSUs granted in 2022 generally vest in five equal installments over a five-year period, with the exception of time-based grants to members of the Board of Directors, which vest over a one-year period. Performance-based RSUs vest in one installment at the end of three years, based on set criteria.

A summary of the activity for our RSUs for the period indicated is presented in the following table:

	2022
	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	241,906	$21.46
Granted	95,723	38.04
Vested	(75,354)	21.62
Forfeited	(14,718)	26.16
Balance at end of year	247,557	$26.39

Weighted-average fair value of RSUs granted during 2022		$38.04
Weighted-average fair value of RSUs granted during 2021		$40.95
Weighted-average fair value of RSUs granted during 2020		$13.08

At December 31, 2022, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $3.7 million. This cost is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2022, the fair value of RSU awards vested during the year was $2.9 million.

Subsidiary Equity Plan

In December 2021, Victor's Board of Directors approved the Victor Technologies, Inc. 2021 Incentive Plan (the “2021 Victor LTI Plan”) which is an incentive plan denominated in Victor’s common shares. The 2021 Victor LTI Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards and restricted stock units to selected employees and directors. The maximum number of shares that may be issued under the 2021 Victor LTI Plan is 5.0 million shares.

During 2022, Victor issued a total of 1.1 million options to employees and non-employees at an average exercise price of $0.29 per share. The options have a ten-year term and will vest over a three-year period, so long as the optionees remain employed by Victor.

During 2022, 299,961 shares vested at an average exercise price of $0.29.

For the year ended December 31, 2022, the compensation related to Victor stock-based awards was not material. At December 31, 2022, the unrecognized compensation expense related to 817,029 nonvested stock options was not material.

Note 15 – Earnings Per Share

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

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2022	2021	2020
Numerator for earnings per share:
Net Income	$14,387	$38,696	$37,411
Net loss attributable to noncontrolling interest	660	425	—
Dividends on preferred stock	—	(35)	(461)
Net income available to common shareholders	$15,047	$39,086	$36,950

Denominator:
Weighted-average shares outstanding - basic	12,279,462	11,778,557	11,821,574
Effect of dilutive stock options and restricted stock units	591,272	835,063	266,532
Weighted-average shares outstanding - diluted	12,870,734	12,613,620	12,088,106

Earnings per common share - basic	$1.23	$3.32	$3.13
Earnings per common share - diluted	$1.17	$3.10	$3.06

Securities not included in the computation of diluted EPS because the effect would be antidilutive	113,427	93,895	646,168

Note 16 – Regulatory Capital Requirements

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of capital. The optional community bank leverage ratio ("CBLR") framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. As of December 31, 2022 and 2021, we and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum CBLR as set forth in the table below. Our actual capital amounts and ratio is presented in the table below.

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

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Community Bank leverage ratio
Subsidiary bank	$307,936	9.8%	$250,675	8.0%	$282,010	9.0%

As of December 31, 2021
Community Bank leverage ratio
Subsidiary bank	$321,282	11.6%	$208,344	7.5%	$236,123	8.5%

Note 17 – Regulatory Restriction on Dividends

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

Note 18 – Fair Value of Financial Instruments

The carrying values and estimated fair values of financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)		Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2022
Financial Assets:
Cash and cash equivalents		$40,280	$40,280	$40,280	$—	$—
Securities available-for-sale		379,814	379,814	—	344,471	35,343
Equity securities		38,744	38,744	5,382	—	33,362
Loans held-for-sale		23,126	24,898	—	24,898	—
Loans receivable, net		2,348,808	2,285,427	—	—	2,285,427
Servicing assets	0	1,616	1,634	—	—	1,634
Interest rate swap		8,427	8,427	—	8,427	—
Accrued interest receivable		12,617	12,617	—	2,778	9,839
Bank-owned life insurance		43,239	43,239	—	43,239	—
Embedded derivative		787	787	—	—	787

Financial Liabilities:
Deposits		$2,570,482	$2,226,037	$—	$2,226,037	$—
Repurchase Agreements		10,037	10,037	—	10,037	—
Fair value hedge		572	572	—	572	—
Interest rate swap		8,427	8,427	—	8,427	—
Accrued interest payable		2,558	2,558	—	2,558	—
FHLB and other borrowings		102,333	102,006	—	102,006	—
Senior term loan		9,765	9,765	—	9,765	—
Subordinated Debt		73,286	64,330	—	64,330	—

December 31, 2021
Financial assets:
Cash and cash equivalents		$307,437	$307,437	$307,437	$—	$—
Certificates of deposits with banks		2,719	2,738	—	2,738	—
Securities available-for-sale		421,466	421,466	—	379,703	41,763
Equity securities		32,402	32,402	247	—	32,155
Loans		1,851,572	1,865,013	—	—	1,865,013
Servicing rights		2,812	2,831	—	—	2,831
Interest rate swap		6,702	6,702	—	6,702	—
Fair value hedge		1,552	1,552	—	1,552	—
Accrued interest receivable		7,860	7,860	—	2,402	5,458
Bank-owned life insurance		42,257	42,257	—	42,257	—

Financial liabilities:
Deposits		$2,377,605	$2,338,868	$—	$2,338,868	$—
Repurchase agreements		11,385	11,385	—	11,385	—
Fair value hedge		807	807	—	807
Interest rate swap		6,702	6,702	—	6,702	—
Accrued interest payable		690	690	—	690	—
Subordinated debt		73,030	74,774	—	74,774	—

Note 19 – Fair Value Measurements

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

Available-for-sale investment securities — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2022. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities — Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the year ended December 31, 2022. Valuation techniques are consistent with techniques used in prior periods.

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

Bank-owned life insurance — Life insurance where the bank is both the policy beneficiary and owner. Bank-owned life insurance ("BOLI") is recorded at fair value on a recurring basis, and increases in cash surrender, contract value and net insurance proceeds at maturity are recorded as other income.

Embedded derivatives — Accounted for and recorded separately from the underlying contract as a derivative at fair value on a recurring basis. Fair values are determined using the Monte Carlo model valuation technique. The valuation methodology utilized includes significant unobservable inputs.

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$44,814	$—	$44,814
United States sponsored mortgage-backed securities	—	56,571	—	56,571
United States treasury securities	—	120,909	—	120,909
Municipal securities	—	103,293	35,343	138,636
Corporate debt securities	—	10,560	—	10,560
Other securities	—	824	—	824
Equity securities	5,382	—	—	5,382
Loans held-for-sale	—	24,898	—	24,898
Interest rate swap	—	8,427	—	8,427
Bank-owned life insurance	—	43,239	—	43,239
Embedded derivative	—	—	787	787
Liabilities:
Interest rate swap	—	8,427	—	8,427
Fair value hedge	—	572	—	572

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$40,437	$—	$40,437
United States sponsored mortgage-backed securities	—	76,108	—	76,108
United States treasury securities	—	110,389	—	110,389
Municipal securities	—	133,249	41,763	175,012
Corporate debt securities	—	11,142	—	11,142
Other securities	—	878	—	878
Equity securities	247	—	—	247
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	1,552	—	1,552
Bank-owned life insurance	—	42,257	—	42,257
Liabilities:
Interest rate swap	—	6,702	—	6,702
Fair value hedge	—	807	—	807

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2021	$41,763	$—	$41,763
Realized gains included in earnings	9	—	9
Purchase of securities	1,048	—	1,048
Maturities/calls	(3,207)	—	(3,207)
Unrealized loss included in other comprehensive loss	(4,270)	—	(4,270)
Host contract executed	$—	$787	$787
Balance at December 31, 2022	$35,343	$787	$36,130

Balance at December 31, 2020	$43,679	$—	$43,679
Purchase of securities	3,862	—	3,862
Maturities/calls	(5,214)	—	(5,214)
Unrealized loss included in other comprehensive income	(564)	—	(564)
Balance at December 31, 2021	$41,763	$—	$41,763

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

Loans held-for-sale — The fair value of loans held-for-sale is determined, when possible, using quoted secondary-market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 are included in the table below:

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,117	$14,117
Other real estate owned	—	—	1,194	1,194
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	33,362	33,362

	December 31, 2021
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$21,980	$21,980
Other real estate owned	—	—	2,330	2,330
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	32,155	32,155

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2022 and 2021:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
Nonrecurring measurements:
Impaired loans	$14,117	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,194	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost minus impairment	0%

Equity securities	$33,362	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities [5]	$35,343	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded Derivatives	$787	Monte Carlo pricing model	Deferred payment	$0 - $51.9 million
			Volatility	58%
			Term	5 years
			Risk free rate	3.95%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
Nonrecurring measurements:
Impaired loans	$21,980	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other real estate owned	$2,330	Appraisal of collateral [1]	Appraisal adjustments [2]	10% - 20%
			Liquidation expense [2]	5% - 10%

Other debt securities	$7,500	Net asset value	Cost minus impairment	0%

Equity securities	$32,155	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities [5]	$41,763	Appraisal of bond [3]	Bond appraisal adjustment [4]	1% - 20%
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
5 Municipal securities classified as Level III instruments are comprised of TIF bonds related to certain local municipal securities.

Note 20 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Consolidated Statement of Income Line Item
Available-for-sale securities
Unrealized holding gain	$650	$3,875	$914	Gain on sale of available-for-sale securities
	650	3,875	914	Total before tax
	(152)	(908)	(214)	Income tax expense
	498	2,967	700	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(429)	(507)	(420)	Salaries and employee benefits
	(429)	(507)	(420)	Total before tax
	103	119	98	Income tax benefit
	(326)	(388)	(322)	Net of tax
Investment hedge
Carrying value adjustment	83	(862)	473	Interest on investment securities
	83	(862)	473	Total before tax
	(21)	233	(128)	Income tax benefit (expense)
	62	(629)	345	Net of tax

Total reclassifications	$234	$1,950	$723

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at January 1, 2022	$147	$(4,069)	$316	$(3,606)
Other comprehensive income (loss) before reclassification	(34,478)	614	—	(33,864)
Amounts reclassified from AOCI	(498)	326	(62)	(234)
Net current period OCI	(34,976)	940	(62)	(34,098)
Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)

Balance at January 1, 2021	$7,586	$(5,047)	$(313)	$2,226
Other comprehensive income (loss) before reclassification	(4,472)	590	—	(3,882)
Amounts reclassified from AOCI	(2,967)	388	629	(1,950)
Net current period OCI	(7,439)	978	629	(5,832)
Balance at December 31, 2021	$147	$(4,069)	$316	$(3,606)

Note 21 – Condensed Financial Statements of Parent Company

Information relative to the parent company’s condensed balance sheets at December 31, 2022 and 2021 and the related condensed statements of income and cash flows for the years ended December 31, 2022, 2021 and 2020 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021
Assets
Cash	$31,085	$27,463
Investment in subsidiaries	277,173	322,002
Debt and equity securities	4,904	—
Equity method investments	50,976	—
Other assets	11,033	13,715
Total assets	$375,171	$363,180

Liabilities and stockholders’ equity
Other liabilities	$31,036	$15,822
Senior term loan	9,765	—
Subordinated debt	73,286	73,030
Total liabilities	114,087	88,852

Total stockholders’ equity	261,084	274,328
Total liabilities and stockholders’ equity	$375,171	$363,180

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Income, dividends from the Bank	$50,985	$19,165	$6,688
Operating expenses	27,774	22,458	16,804
Income (loss), before income taxes	23,211	(3,293)	(10,116)
Income tax benefit	(3,450)	(2,090)	(2,082)
Net income (loss)	26,661	(1,203)	(8,034)
Equity in undistributed income earnings of subsidiaries	(11,614)	40,324	45,445
Net income	$15,047	$39,121	$37,411

Preferred dividends	$—	$35	$461
Net income available to common shareholders	$15,047	$39,086	$36,950

Condensed Statements of Cash Flows

(Dollars in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$15,047	$39,121	$37,411
Equity in undistributed earnings of subsidiaries	11,614	(40,324)	(45,445)
Stock-based compensation	3,217	3,208	2,278
Depreciation and amortization	269	175	12
Other assets	(45,406)	(6,849)	(2,101)
Other liabilities	16,358	11,215	1,755
Net cash from operating activities	1,099	6,546	(6,090)

INVESTING ACTIVITIES
Investment in subsidiaries	(240)	(15,871)	(3,713)
Net cash from investing activities	(240)	(15,871)	(3,713)

FINANCING ACTIVITIES
Proceeds from stock issuance	—	—	240
Issuance of senior term loan, net of issuance costs	9,877	—	—
Issuance of subordinated debt, net of issuance costs	—	29,448	40,000
Common stock repurchased	—	—	(15,657)
Preferred stock redemption	—	(7,334)	—
Common stock options exercised	1,399	4,930	4,464
Withholding cash issued in lieu of restricted stock	—	(249)	—
Issuance of subsidiary membership units	—	500	—
Principal payments on senior term loan	(125)	—	—
Stock purchase from noncontrolling interest	(33)	—	—
Cash dividends paid on common stock	(8,355)	(6,038)	(4,275)
Cash dividends paid on preferred stock	—	(35)	(461)
Net cash from financing activities	2,763	21,222	24,311
Net change in cash	3,622	11,897	14,508

Cash at beginning of period	27,463	15,566	1,058
Cash at end of period	$31,085	$27,463	$15,566

Note 22 – Segment Reporting

We have identified five reportable segments: CoRe banking; mortgage banking; professional services; Edge Ventures; and financial holding company. Revenue from CoRe banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts. Our Fintech division is included in the CoRe banking segment. Revenue from our mortgage banking segment is primarily comprised of our share of net income or loss from mortgage banking activities of our equity method investments in ICM and Warp Speed. As we have elected to record our proportionate share of earnings of Warp Speed on three month lag, results of Warp Speed are not included in the tables below. Professional services is the aggregate of Chartwell, Trabian and Paladin Fraud. Revenue from these operating segments is made up of primarily of professional consulting income to banks and Fintech companies. Edge Ventures is the aggregate of Victor, MVB Technology, Flexia and the Edge Ventures holding company.

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$125,426	$429	$—	$—	$146	$(44)	$125,957
Interest expense	$10,920	$—	$39	$5	$3,234	$(44)	$14,154
Net interest income (expense)	$114,506	$429	$(39)	$(5)	$(3,088)	$—	$111,803
Provision for loan losses	$14,194	$—	$—	$—	$—	$—	$14,194
Net interest income (expense) after provision for loan losses	$100,312	$429	$(39)	$(5)	$(3,088)	$—	$97,609

Noninterest income	$22,673	$37	$22,812	$459	$10,576	$(18,263)	$38,294

Noninterest Expenses:
Salaries and employee benefits	$36,960	$8	$15,276	$3,336	$16,582	$—	$72,162
Other expenses	$44,873	$142	$5,233	$5,192	$8,049	$(18,263)	$45,226
Total noninterest expenses	$81,833	$150	$20,509	$8,528	$24,631	$(18,263)	$117,388

Income (loss) before income taxes	$41,152	$316	$2,264	$(8,074)	$(17,143)	$—	$18,515
Income taxes	$8,882	$77	$567	$(1,926)	$(3,472)	$—	$4,128
Net income (loss)	$32,270	$239	$1,697	$(6,148)	$(13,671)	$—	$14,387
Net loss attributable to noncontrolling interest	$—	$—	$207	$453	$—	$—	$660
Net income (loss) available to common shareholders	$32,270	$239	$1,904	$(5,695)	$(13,671)	$—	$15,047

Capital expenditures for the year ended December 31, 2022	$400	$—	$26	$2,202	$413	$—	$3,041
Total assets as of December 31, 2022	$3,014,475	$34,248	14,817	12,258	$375,171	$(382,119)	$3,068,850
Goodwill as of December 31, 2022	$—	$—	3,988	$—	$—	$—	$3,988

	2021
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$83,023	$411	$(8)	$—	$15	$(12)	$83,429
Interest expense	$4,078	$—	$16	$—	$2,188	$(12)	$6,270
Net interest income (expense)	$78,945	$411	$(24)	$—	$(2,173)	$—	$77,159
Provision for loan losses	$(6,274)	$(1)	$—	$—	$—	$—	$(6,275)
Net interest income (expense) after provision for loan losses	$85,219	$412	$(24)	$—	$(2,173)	$—	$83,434

Noninterest income	$33,179	$16,342	$14,931	$71	$11,103	$(13,030)	$62,596

Noninterest Expenses:
Salaries and employee benefits	$33,595	$—	$10,949	$1,962	$13,704	$—	$60,210
Other expenses	$37,033	$16	$4,095	$2,555	$6,573	$(13,030)	$37,242
Total noninterest expenses	$70,628	$16	$15,044	$4,517	$20,277	$(13,030)	$97,452

Income (loss) before income taxes	$47,770	$16,738	$(137)	$(4,446)	$(11,347)	$—	$48,578
Income taxes	$9,154	$4,068	$(105)	$(1,144)	$(2,091)	$—	$9,882
Net income (loss)	$38,616	$12,670	$(32)	$(3,302)	$(9,256)	$—	$38,696
Net loss attributable to noncontrolling interest	$—	$—	$210	$215	$—	$—	$425
Net income (loss) attributable to parent	$38,616	$12,670	$178	$(3,087)	$(9,256)	$—	$39,121
Preferred stock dividends	$—	$—	$—	$—	$35	$—	$35
Net income (loss) available to common shareholders	$38,616	$12,670	$178	$(3,087)	$(9,291)	$—	$39,086

Capital expenditures for the year ended December 31, 2021	$2,590	$—	$2,731	$—	$43	$—	$5,364
Total assets as of December 31, 2021	$2,804,840	$50,202	$13,210	$9,914	$363,971	$(449,688)	$2,792,449
Goodwill as of December 31, 2021	$—	$—	$3,988	$—	$—	$—	$3,988

	2020
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Professional Services	Edge Ventures	Financial Holding Company	Intercompany Eliminations	Consolidated
Interest income	$75,812	$6,269	$—	$—	$3	$(1,631)	$80,453
Interest expense	$10,400	$3,139	$—	$—	$261	$(2,173)	$11,627
Net interest income (expense)	$65,412	$3,130	$—	$—	$(258)	$542	$68,826
Provision for loan losses	$16,649	$(70)	$—	$—	$—	$—	$16,579
Net interest income (expense) after provision for loan losses	$48,763	$3,200	$—	$—	$(258)	$542	$52,247

Noninterest income	$24,420	$63,490	$5,909	$—	$6,685	$(8,667)	$91,837

Noninterest Expenses:
Salaries and employee benefits	$25,808	$21,550	$2,993	$—	$11,278	$—	$61,629
Other expenses	$31,389	$5,074	$1,909	$—	$5,265	$(8,125)	$35,512
Total noninterest expenses	$57,197	$26,624	$4,902	$—	$16,543	$(8,125)	$97,141

Income (loss) before income taxes	$15,986	$40,066	$1,007	$—	$(10,116)	$—	$46,943
Income taxes	$1,479	$9,862	$273	$—	$(2,082)	$—	$9,532
Net income (loss) attributable to parent	$14,507	$30,204	$734	$—	$(8,034)	$—	$37,411
Preferred stock dividends	$—	$—	$—	$—	$461	$—	$461
Net income (loss) available to common shareholders	$14,507	$30,204	$734	$—	$(8,495)	$—	$36,950

Capital expenditures for the year ended December 31, 2020	$6,439	$99	$—	$—	$77	$—	$6,615

Note 23 – Quarterly Financial Data (Unaudited)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2022
First quarter	$23,262	$21,848	$3,576	$2,864	$0.24	$0.22
Second quarter	28,090	26,660	3,650	2,956	0.24	0.23
Third quarter	33,903	29,846	2,952	2,718	0.22	0.21
Fourth quarter	40,702	33,449	8,337	6,509	0.52	0.50

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2021
First quarter	$19,063	$17,505	$10,227	$8,085	$0.70	$0.66
Second quarter	20,833	19,055	10,836	9,247	0.79	0.73
Third quarter	20,484	19,096	14,838	11,828	1.00	0.92
Fourth quarter	23,049	21,503	12,675	9,959	0.83	0.77

Note 25 – Acquisitions and Divestitures

Warp Speed Holdings, LLC

In March 2022, the Bank entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Warp Speed, pursuant to which the Bank agreed to purchase certain common units of Warp Speed in an amount equal to 37.5% of the outstanding equity interests of Warp Speed, on a fully-diluted basis. In April 2022, we assumed the Bank's obligations under the Purchase Agreement. Effective October 1, 2022, we completed the purchase with $38.4 million in cash, plus 313,030 shares of newly-issued common stock of MVB, with an aggregate value of $9.6 million, based on the volume-weighted average closing price for shares of MVB common stock for the 20 trading days ending the day prior to closing.

We account for our ownership in Warp Speed as an equity method investment, the balance of which was $49.4 million as of December 31, 2022. In accordance with ASC Topic 323 Investments - Equity Method and Joint Ventures, we have made an election to record our share of the results of operations of Warp Speed on a three-month lag. Accordingly, the transaction will not impact our consolidated statements of income until the first quarter of 2023.

Integrated Financial Holdings, LLC

In August 2022, we entered into the Merger Agreement with IFH. Pursuant to the Merger Agreement, IFH will merge with and into MVB, with MVB continuing as the surviving corporation. Under the terms of the merger agreement, IFH shareholders will receive 1.21 shares of MVB common stock for each share of IFH common stock. The value of the merger consideration to be paid by MVB in shares of MVB common stock upon the completion of the merger will be determined based on the closing price of MVB common stock on the closing date and the number of issued and outstanding shares of IFH common stock immediately prior to the closing. Following the merger, West Town Bank & Trust, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, may, upon the direction of MVB, merge with and into the Bank, with the Bank as the surviving bank. In January 2023, the Merger Agreement was approved by the board of directors and shareholders of MVB and IFH. We are awaiting required regulatory approvals in order to execute the Merger.

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

Note 26 – Subsequent Events

In January 2023, we held a Special Meeting of Shareholders (the “Special Meeting”). At the Special Meeting, our shareholders approved an amendment to our articles of incorporation to effect an increase in the number of authorized shares of common stock from 20,000,000 to 40,000,000. Our articles of incorporation were amended to reflect the approval.

On February 28, 2023, we completed the sale of the Bank's wholly-owned subsidiary, Chartwell, for a purchase price of $14.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment did not identify any material weaknesses in our internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

FORVIS LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, which report is included in Item 7 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Date:	March 16, 2023	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	March 16, 2023	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2022. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2022. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is disclosed below) pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2022. The applicable information appearing in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	782,116	$15.36	951,868
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	782,116	$15.36	952

During 2022, 160,527 stock options under our equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2022. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2022. The applicable information appearing in the Proxy Statement is incorporated by reference.

The Independent Registered Public Accounting Firm is FORVIS, LLP ("FORVIS") (PCAOB Firm ID No. 686) located in Tampa, Florida.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data and Item 9A - Controls and Procedures.

(a)(1)	Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on Internal Control over Financial Reporting
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
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

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger and Reorganization, dated August 12, 2022 by and between MVB Financial Corp. and Integrated Financial Holdings, Inc.	Form 8-K, File No. 001-38314, filed August 15, 2022, and incorporated by reference herein
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Articles of Amendment to Articles of Incorporation of MVB Financial Corp.	Form 8-K, File No. 001-38314, filed January 31, 2023, and incorporated by reference herein
3.3	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 001-38314, filed December 8, 2021, and incorporated by reference herein
4.2	Description of Securities	Filed herewith
10.1†	MVB Financial Corp. 2003 Stock Incentive Plan	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.2†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.4†	MVB Financial Corp. 2022 Stock Incentive Plan	Appendix A to Proxy Statement, File No. 001-38314, filed April 7, 2022, and incorporated by reference herein
10.5	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.6†	Employment Agreement of Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 5, 2021, and incorporated by reference herein
10.7†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed March 5, 2021, and incorporated by reference herein
10.8†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.9†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.10†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
10.11	Purchase and Assumption Agreement, dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed April 23, 2021, and incorporated by reference herein
10.12	Subordinated Note Purchase Agreement, dated November 30, 2020, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed November 30, 2020, and incorporated by reference herein
10.13	Subordinated Note Purchase Agreement, dated September 28, 2021, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed September 28, 2021, and incorporated by reference herein
10.14	Agreement, dated March 2, 2020, by and between the Bank, PMG, Intercoastal, H. Edward Dean, III, Tom Pyne and Peter Cameron	Form 8-K, File No. 000-50567, filed March 3, 2020, and incorporated by reference herein
10.15	Equity Purchase Agreement, dated March 13, 2022, between Warp Speed Holdings LLC and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed March 14, 2022, and incorporated by reference herein

10.16	Credit Agreement, dated as of October 7, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Form 8-K, File No. 001-38314, filed October 11, 2022, and incorporated by reference herein
10.17	Limited Consent, Waiver and Omnibus Amendment to Credit Agreement, dated as of December 27, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
10.18	Second Amendment to Credit Agreement, dated as of February 24, 2023, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

MVB Financial Corp.

Date:	March 16, 2023	By:	/s/ Larry F. Mazza
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

/s/ Larry F. Mazza	Date:	March 16, 2023
Larry F. Mazza, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 16, 2023
Donald T. Robinson, President and CFO
(Principal Financial and Accounting Officer)

/s/ W. Marston Becker	Date:	March 16, 2023
W. Marston Becker, Chairman

/s/ John W. Ebert	Date:	March 16, 2023
John W. Ebert, Director

/s/ Daniel W. Holt	Date:	March 16, 2023
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	March 16, 2023
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	March 16, 2023
Kelly R. Nelson, Director

/s/ Jan L. Owen	Date:	March 16, 2023
Jan L. Owen, Director

/s/ Lindsay Slader	Date:	March 16, 2023
Lindsay Slader, Director

/s/ Cheryl D. Spielman	Date:	March 16, 2023
Cheryl D. Spielman, Director