Form 10-Q
period 2023-03-31
MVB FINANCIAL CORP
filed 2023-05-10
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of May 8, 2023, there were 12,698,568 shares of our common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q, other than statements that are based on historical data, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively, “we,” “our,” or “us”), including the MVB Bank, Inc. (the “Bank”), and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “target,” “expect,” “intend,” “plan,” “projects,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	industry factors and general economic and political conditions and events (such as economic slowdowns or recessions, volatility of market interest rates and inflation) nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	the impacts related to or resulting from recent bank failures and other volatility which could affect the ability of depository institutions, including us, to attract and retain depositors, which could adversely affect our liquidity, business, financial condition and results of operations.
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology (“FinTech”) and banking-as-a-service sectors and our ability to recruit and retain employees with industry expertise to comply with such legislation and regulatory scrutiny;
●	ability to adapt to technological change and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in FinTech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, major developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict, including the continuing escalation and conflict in Ukraine;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	changes in the economy and any governmental or societal responses to global health crises and pandemics, such as the pace of recovery following the continued effects of the Coronavirus Disease (“COVID-19”) pandemic, which could directly or indirectly impact credit quality trends and the ability to generate loans and gather deposits;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	deposits include certain concentrations with large customers and industries;
●	the quality and composition of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the transition away from the London Inter-bank Offered Rate (“LIBOR”) and to the Secured Overnight Financing Rate (“SOFR”) as the primary interest rate benchmark;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;

●	risks associated with the termination of the merger agreement with Integrated Financial Holdings, Inc., including impact on the market price of our common stock, ability to retain customers, litigation, reputational and regulatory risks, as well as potential adverse reactions from customers, business partners and others resulting from the termination;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	risks related to our dependence on our information technology and telecommunications systems and the potential for any system failures or interruptions, as well as operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	risks, uncertainties and losses involved with the developing cryptocurrency industry, including the evolving regulatory framework;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of adopting the current expected credit losses standard;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 16, 2023, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB Financial,” “MVB,” the “Company,” “we,” “us,” “our,” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$7,476	$5,290
Interest-bearing balances with banks	567,789	34,990
Total cash and cash equivalents	575,265	40,280
Investment securities available-for-sale	339,578	379,814
Equity securities	38,576	38,744
Loans held-for-sale	19,893	23,126
Loans receivable	2,361,153	2,372,645
Allowance for credit losses	(35,513)	(23,837)
Loans receivable, net	2,325,640	2,348,808
Premises and equipment, net	22,869	23,630
Bank-owned life insurance	43,499	43,239
Equity method investments	75,149	76,223
Accrued interest receivable and other assets	108,569	87,833
Assets from discontinued operations	—	4,315
Goodwill	2,838	2,838
TOTAL ASSETS	$3,551,876	$3,068,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,134,257	$1,231,544
Interest-bearing	2,016,558	1,338,938
Total deposits	3,150,815	2,570,482
Accrued interest payable and other liabilities	41,329	36,112
Repurchase agreements	5,419	10,037
FHLB and other borrowings	—	102,333
Subordinated debt	73,350	73,286
Senior term loan	9,647	9,765
Liabilities from discontinued operations	—	5,444
Total liabilities	3,280,560	2,807,459

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 20,000,000 shares authorized; 13,501,197 and 12,653,181 shares issued and outstanding, respectively, as of March 31, 2023 and 13,466,281 and 12,618,265 shares issued and outstanding, respectively, as of December 31, 2022	13,501	13,466
Additional paid-in capital	157,844	157,152
Retained earnings	147,465	144,911
Accumulated other comprehensive loss	(30,938)	(37,704)
Treasury stock - 848,016 shares as of March 31, 2023 and December 31, 2022, at cost	(16,741)	(16,741)
Total equity attributable to parent	271,131	261,084
Noncontrolling interest	185	307
Total stockholders' equity	271,316	261,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,551,876	$3,068,850
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$38,695	$21,448
Interest on deposits with banks	3,153	227
Interest on investment securities	1,848	648
Interest on tax-exempt loans and securities	1,067	939
Total interest income	44,763	23,262

INTEREST EXPENSE
Interest on deposits	10,153	656
Interest on short-term borrowings	888	5
Interest on subordinated debt	799	753
Interest on senior term loan	194	—
Total interest expense	12,034	1,414

NET INTEREST INCOME	32,729	21,848
Provision for credit losses	4,576	1,280
Net interest income after provision for credit losses	28,153	20,568

NONINTEREST INCOME
Payment card and service charge income	3,610	2,642
Insurance and investment services income	92	254
Gain (loss) on sale of available-for-sale securities, net	(1,536)	650
Loss on derivatives, net	(100)	—
Gain (loss) on sale of loans, net	(356)	1,083
Holding (loss) on equity securities	(308)	(59)
Compliance and consulting income	1,016	1,234
Equity method investments income (loss)	(1,193)	1,138
Equity method investment gain	—	1,803
Other operating income	1,842	535
Total noninterest income	3,067	9,280

NONINTEREST EXPENSES
Salaries and employee benefits	16,746	15,727
Occupancy expense	792	972
Equipment depreciation and maintenance	1,457	1,212
Data processing and communications	1,148	1,016
Professional fees	2,951	4,017
Insurance, tax and assessment expense	904	536
Travel, entertainment, dues and subscriptions	1,922	1,668
Other operating expenses	2,397	2,110
Total noninterest expense	28,317	27,258
Income before income taxes	2,903	2,590
Income taxes	465	680
Net income from continuing operations	2,438	1,910
Income from discontinued operations, before income taxes	11,831	986

Income taxes - discontinued operations	3,049	225
Net income from discontinued operations	8,782	761
Net income	11,220	2,671
Net loss attributable to noncontrolling interest	122	193
Net income attributable to parent	$11,342	$2,864

Earnings per share from continuing operations - basic	$0.20	$0.17
Earnings per share from discontinued operations - basic	$0.70	$0.06
Earnings per common shareholder - basic	$0.90	$0.24
Earnings per share from continuing operations - diluted	$0.20	$0.16
Earnings per share from discontinued operations - diluted	$0.67	$0.06
Earnings per common shareholder - diluted	$0.87	$0.22
Weighted-average shares outstanding - basic	12,623,361	12,093,179
Weighted-average shares outstanding - diluted	13,016,082	12,927,811

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income before noncontrolling interest	$11,220	$2,671

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	7,704	(17,519)
Reclassification adjustment for gain (loss) recognized in income	1,536	(650)
Change in defined benefit pension plan	(28)	369
Reclassification adjustment for amortization of net actuarial loss recognized in income	29	107
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(334)	(10)
Other comprehensive income (loss), before tax	8,907	(17,703)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(1,852)	4,104
Reclassification adjustment for gain (loss) recognized in income	(369)	152
Change in defined benefit pension plan	7	(86)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(7)	(25)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	80	2
Income taxes related to items of other comprehensive income (loss):	(2,141)	4,147

Total other comprehensive income (loss), net of tax	6,766	(13,556)

Comprehensive income attributable to noncontrolling interest	122	193

Comprehensive income (loss)	$18,108	$(10,692)

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	13,466,281	$13,466	$157,152	$144,911	$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391

Net income (loss)	—	—	—	11,342	—	—	—	11,342	(122)	11,220
Other comprehensive income	—	—	—	—	6,766	—	—	6,766	—	6,766
Dividends on common stock ($0.17 per share)	—	—	—	(2,146)	—	—	—	(2,146)	—	(2,146)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	831	—	—	—	—	831	—	831
Stock-based compensation related to equity method investment	—	—	69	—	—	—	—	69	—	69
Common stock options exercised	4,450	4	66	—	—	—	—	70	—	70
Restricted stock units issued	43,882	44	(44)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(13,416)	(13)	(230)	—	—	—	—	(243)	—	(243)

Balance at March 31, 2023	13,501,197	$13,501	$157,844	$147,465	$(30,938)	848,016	$(16,741)	$271,131	$185	$271,316

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	12,934,966	$12,935	$143,521	$138,219	$(3,606)	848,016	$(16,741)	$274,328	$975	$275,303

Net income (loss)	—	—	—	2,864	—	—	—	2,864	(193)	2,671
Other comprehensive loss	—	—	—	—	(13,556)	—	—	(13,556)	—	(13,556)
Dividends on common stock ($0.17 per share)	—	—	—	(2,059)	—	—	—	(2,059)	—	(2,059)
Stock-based compensation	—	—	674	—	—	—	—	674	—	674
Stock-based compensation related to equity method investment	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	56,174	56	669	—	—	—	—	725	—	725
Balance at March 31, 2022	12,991,140	$12,991	$144,968	$139,024	$(17,162)	848,016	$(16,741)	$263,080	$782	$263,862

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income before noncontrolling interest	$11,220	$2,671
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	569	646
Net amortization of deferred loan costs	541	604
Provision for credit losses	4,576	1,280
Depreciation and amortization	1,424	851
Stock-based compensation	831	674
Stock-based compensation related to equity method investment	69	104
Loans originated for sale	(402)	(16,452)
Proceeds of loans sold	3,681	10,804
Holding loss on equity securities	308	59
(Gain) loss on sale of available-for-sale securities, net	1,536	(650)
Gain on sale of loans held-for-sale	(205)	(1,083)
Gain on sale of discontinued operations	(11,800)	—
Gain on sale of other real estate owned	(137)	(21)
Income on bank-owned life insurance	(260)	(243)
Deferred income taxes	22	9
Equity method investment (income) loss	1,193	(1,138)
Equity method investment gain	—	(1,803)
Return on equity method investment	(119)	7,286
Other assets	(24,180)	(41,605)
Other liabilities	5,812	(19,332)
Net cash from operating activities	(5,321)	(57,339)
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(10,417)	(62,635)
Net maturities/paydowns of available-for-sale investment securities	3,503	9,533
Sales of available-for-sale investment securities	54,531	60,635
Purchases of premises and equipment	(908)	(1,227)
Disposals of premises and equipment	427	—
Net (increase) decrease in loans	25,378	(31,787)
Loss on sale of loans held for investment	561	—
Redemptions of restricted bank stock	—	68
Proceeds from maturities of certificates of deposit with banks	—	490
Proceeds from sale of other real estate owned	374	245
Purchase of equity securities	(140)	(2,304)
Net cash transferred for sale of discontinued operations	(3,935)	—
Net cash from investing activities	69,374	(26,982)
FINANCING ACTIVITIES
Net increase in deposits	580,333	131,474
Net change in repurchase agreements	(4,618)	716
Net change in FHLB and other borrowings	(102,333)	—
Principal payments on senior term loan	(131)	—
Common stock options exercised	70	725
Withholding cash issued in lieu of restricted stock	(243)	—
Cash dividends paid on common stock	(2,146)	(2,059)

Net cash from financing activities	470,932	130,856
Net change in cash and cash equivalents	534,985	46,535
Cash and cash equivalents, beginning of period	40,280	307,437
Cash and cash equivalents, end of period	$575,265	$353,972

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$12,152	$865
Income taxes	25	119

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	9,241	11,441
Impact of adopting ASC 326, net of tax	6,642	—
Loans transferred to loans held-for-sale	232	2,430
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, LLC (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC, a title insurance company (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”) and Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”), as well as controlling interests in MVB Technology, LLC (“MVB Technology”) and Flexia Payments, LLC (“Flexia”). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”).

Edge Ventures serves as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB.

Through our professional services entities, which include Paladin Fraud and Trabian, we provide compliance and consulting solutions to assist Fintech and corporate clients in building digital products and meeting their regulatory compliance and fraud defense needs.

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance). Please refer to Note 14 – Acquisition & Divestiture Activity.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech sales team specializes in providing banking services to corporate Fintech clients, with a primary focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, digital assets, crowd funding, lottery and gaming industries is complex, from both an operational and regulatory perspective. We believe that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, we believe these industries provide a source of stable, lower cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from both an operational and regulatory perspective.

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

Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of March 31, 2023, we held three equity method investments.

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon the best available information and actual results could differ from those estimates. An estimate that is particularly significant to the consolidated financial statements relates to the determination of the allowance for credit losses (“ACL”) and the allowance for loan losses (“ALL”) for current and previous periods, respectively.

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

We have evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. We will continue to assess the impact as the reference rate transition occurs over the next year. As of March 31, 2023, we had loans totaling $258.36 million that reference LIBOR which will be transitioned to the secured overnight financing rate (“SOFR”) effective June 30, 2023.

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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structure Using the Proportional Amortization Method. The amendments allow registrants the option to apply the proportional amortization method to account for all types of investments in tax credit structures if certain conditions are met. Prior to these amendments the option to use the proportional amortization method was limited to only investments in low-income-housing tax credit structures. Under the proportional amortization method, entities amortize the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognize the net amortization and income tax credits and other benefits in the income statement as a component of income tax expense or benefit. The amendment is effective for fiscal years beginning after December 15, 2023. We do not currently expect these amendments to have a material impact on our consolidated financial statements.

Adoption of New Accounting Pronouncement

In January 2023, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326 and ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates and ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures all of which clarify codification and correct unintended application of the guidance. Collectively, upon adoption, these updates comprise Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses ("ASC 326"). The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated (“PCD”) loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. We formed a cross-functional implementation team. This cross-functional team has completed testing the model and has executed the implementation plan, which included assessment and documentation of processes, internal controls and data sources; model testing and documentation; and system configuration, among other things. We completed the process of implementing a third-party vendor solution to assist us in the application of this standard. Adoption of this pronouncement resulted in an increase in the allowance for credit loss ("ACL") as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

On January 1, 2023, we adopted ASU 2016-13 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in a $10.0 million increase in the ACL, comprised of increases in the ACL for loans of $8.9 million and the ACL for unfunded commitments of $1.1 million, with $1.2 million of the increase reclassified from the amortized cost basis of PCD financial assets. This increase was offset by $2.1 million related to tax effect, resulting in a cumulative adjustment to retained earnings of $6.6 million. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with the incurred loss model.

The ACL for the majority of the Bank's loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period. The Bank’s current ACL fluctuates over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.

We adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired (“PCI”). In accordance with the pronouncement, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As mentioned above, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1.2 million to the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) is being accreted into interest income at a rate that approximates the effective interest rate beginning on January 1, 2023. With regard to PCD assets, because we elected to disaggregate the former PCI pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans are now being reported as nonaccrual loans using the same criteria as other loans.

In addition to the aforementioned elections, we made the following elections at adoption:

●	to not measure an ACL for accrued interest receivable and instead elected to reverse interest income on those loans that are 90 days past due;
●
to exclude accrued interest receivable from the amortized cost basis of financial instruments subject to ASC 326 and to separately state the balance of accrued interest receivable and other assets on the consolidated balance sheet;

●
as a practical expedient, elected to use the fair value of collateral when determining the ACL for loans if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans).

●
to update our troubled debt restructuring ("TDR") disclosures in accordance with ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for TDRs for creditors.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,266	$5	$(5,283)	$39,988
United States sponsored mortgage-backed securities	66,976	30	(10,233)	56,773
United States treasury securities	106,627	—	(7,273)	99,354
Municipal securities	137,434	4,687	(18,519)	123,602
Corporate debt securities	11,573	12	(37)	11,548
Other debt securities	7,500	—	—	7,500
Total debt securities	375,376	4,734	(41,345)	338,765
Other securities	813	—	—	813
Total investment securities available-for-sale	$376,189	$4,734	$(41,345)	$339,578

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$51,436	$15	$(6,637)	$44,814
United States sponsored mortgage-backed securities	68,267	—	(11,696)	56,571
United States treasury securities	130,689	48	(9,828)	120,909
Municipal securities	157,842	2,412	(21,618)	138,636
Corporate debt securities	10,570	10	(20)	10,560
Other debt securities	7,500	—	—	7,500
Total debt securities	426,304	2,485	(49,799)	378,990
Other securities	824	—	—	824
Total investment securities available-for-sale	$427,128	$2,485	$(49,799)	$379,814

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$5,208	$5,204
After one year, but within five years	113,636	106,337
After five years, but within ten years	39,526	36,331
After ten years	217,006	190,893
Total	$375,376	$338,765

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $221.3 million and $91.3 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of March 31, 2023, the details of which are included in the following table. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the allowance for credit losses on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

Although these securities would result in a pretax loss of $41.3 million if sold at March 31, 2023, declines in the fair value of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no allowance for credit losses as of March 31, 2023.

The following tables show available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	March 31, 2023
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (26)	$513	$(1)	$37,895	$(5,282)
United States sponsored mortgage-backed securities (47)	—	—	54,306	(10,233)
United States treasury securities (23)	—	—	99,354	(7,273)
Municipal securities (136)	2,570	(6,082)	84,275	(12,437)
Corporate debt securities (4)	1,195	(22)	1,485	(15)
Total	$4,278	$(6,105)	$277,315	$(35,240)

	December 31, 2022
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (32)	$21,287	$(1,937)	$19,423	$(4,700)
United States sponsored mortgage-backed securities (51)	6,953	(852)	49,618	(10,844)
United States treasury securities (29)	11,936	(130)	102,092	(9,698)
Municipal securities (173)	65,930	(7,507)	41,184	(14,111)
Corporate debt securities (3)	2,380	(20)	—	—
Total	$108,486	$(10,446)	$212,317	$(39,353)

The following table summarizes investment sales, related gains and losses and unrealized holding gains for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Proceeds from sales of available-for-sale securities	$54,531	$60,635
Gains, gross	—	717
Losses, gross	1,536	67

Unrealized holding losses on equity securities	(308)	(59)

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial:
Business	$845,801	$851,072
Real estate	611,769	632,839
Acquisition, development and construction	98,251	126,999
Total commercial	$1,555,821	$1,610,910
Residential real estate	707,494	606,970
Home equity lines of credit	17,237	18,734
Consumer	78,685	131,566
Total loans, excluding PCI	2,359,237	2,368,180
Purchased credit impaired loans:
Residential real estate	—	2,482
Total purchased credit impaired loans	—	2,482
Total Loans	$2,359,237	$2,370,662
Deferred loan origination costs and (fees), net	1,916	1,983
Loans receivable	$2,361,153	$2,372,645

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments. With the adoption of ASU 2016-13 on January 1, 2023, we modified our loan portfolio segmentation to be based primarily on call report codes, which are levels at which we develop and document our systematic methodology to determine the allowance for credit losses attributable to each respective portfolio segment. The ACL portfolio segments are aggregated into broader segments in order to present informative yet concise disclosures within this document, as follows:

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

Commercial acquisition, development and construction loans – Commercial acquisition, development and construction loans are intended to finance the construction of commercial and residential properties, and also includes loans for the acquisition and development of land. Construction loans represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. The loan commitment on these loans often includes an interest reserve that allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan.

Residential real estate – This residential real estate subsegment contains permanent and construction mortgage loans principally to consumers, but also includes loans to residential real estate developers, secured by residential real estate, which we previously presented under commercial acquisitions, development and construction loans under the incurred loss model. Residential real estate loans to consumers are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the borrower’s, and where applicable, the builder’s, continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Residential real estate secured loans to developers represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

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

Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with the incurred loss model.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles & Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals
March 31, 2023
Commercial
Business	$1,418	$3,269	$901	$241	$507	$6,336
Total commercial	$1,418	$3,269	$901	$241	$507	$6,336
Residential	1,710	—	—	—	—	1,710
Consumer	—	980	—	—	—	980
Total	$3,128	$4,249	$901	$241	$507	$9,026

Collateral value	$2,579	$8,436	$—	$178	$599	$11,792

The following table presents impaired loans by class segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods shown:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial
Business	$3,436	$1,253	$7,015	$10,451	$15,324
Real estate	1,240	222	125	1,365	1,470
Acquisition, development and construction	—	—	—	—	1,415
Total commercial	4,676	1,475	7,140	11,816	18,209
Residential real estate	—	—	2,603	2,603	2,671
Home equity lines of credit	—	—	90	90	94
Consumer	1,347	268	4	1,351	1,351
Total impaired loans	$6,023	$1,743	$9,837	$15,860	$22,325

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods shown:

	Three Months Ended March 31,
	2022
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$10,505	$—	$—
Real estate	1,728	16	18
Acquisition, development and construction	322	—	—
Total commercial	12,555	16	18
Residential	8,370	5	5
Home equity	190	—	—
Consumer	433	—	—
Total	$21,548	$21	$23

As of March 31, 2023, the Bank’s other real estate owned balance totaled $1.0 million, of which $0.9 million was related to the acquisition of The First State Bank (“First State”) in 2020. The Bank held $0.8 million, or 80.0%, of other real estate owned as a result of the foreclosure of two unrelated commercial loans. The remaining $0.2 million, or 20.0%, consists of three foreclosed residential real estate property. As of March 31, 2023, there were five residential mortgages in the process of foreclosure with loan balances totaling $0.7 million.

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

The Special Mention rated category includes assets that are currently protected but are potentially weak, resulting in undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Any portion of a loan that has been or is expected to be charged off is placed in the “Loss” category.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2023
Commercial business:
Risk rating:
Pass	$49,657	$284,869	$137,705	$34,545	$16,733	$71,339	$231,790	$—	$826,638
Special Mention	—	—	69	721	101	3,101	515	—	4,507
Substandard	—	5	411	—	3,028	5,939	—	—	9,383
Doubtful	—	—	1,137	264	2,553	1,319	—	—	5,273
Total commercial business loans	$49,657	$284,874	$139,322	$35,530	$22,415	$81,698	$232,305	$—	$845,801
Gross charge-offs	$—	$—	$—	$141	$—	$—	$—	$—	$141

Commercial real estate:
Risk rating:
Pass	$15,787	$153,443	$232,327	$12,396	$26,864	$117,383	$—	$—	$558,200
Special Mention	—	4,441	—	—	6,898	22,667	—	—	34,006
Substandard	—	—	—	—	—	19,563	—	—	19,563
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$15,787	$157,884	$232,327	$12,396	$33,762	$159,613	$—	$—	$611,769
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$—	$26,084	$44,400	$21,969	$3,128	$1,786	$—	$—	$97,367
Special Mention	—	—	—	—	—	18	—	—	18
Substandard	—	—	—	—	—	866	—	—	866
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$—	$26,084	$44,400	$21,969	$3,128	$2,670	$—	$—	$98,251
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$79,153	$432,712	$111,001	$40,509	$6,832	$27,616	$—	$—	$697,823

Special Mention	—	—	3,326	1,434	746	—	—	5,506	5,506
Substandard	—	—	—	83	463	1,512	—	—	2,058
Doubtful	—	—	—	1,226	—	881	—	—	2,107
Total residential real estate loans	$79,153	$432,712	$111,001	$45,144	$8,729	$30,755	$—	$—	$707,494
Gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$—	$22

Home equity lines of credit:
Risk rating:
Pass	$—	$37	$—	$—	$174	$855	$15,611	$—	$16,677
Special Mention	—	—	—	—	—	225	151	—	376
Substandard	—	—	—	—	—	184	—	—	184
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$37	$—	$—	$174	$1,264	$15,762	$—	$17,237
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$9,571	$58,543	$9,394	$3	$73	$115	$—	$—	$77,699
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	852	129	2	—	2	—	—	985
Doubtful	—	—	—	—	—	1	—	—	1
Total consumer loans	$9,571	$59,395	$9,523	$5	$73	$118	$—	$—	$78,685
Gross charge-offs	$—	$3,793	$891	$—	$—	$—	$—	$—	$4,684

Total:
Risk rating:
Pass	$154,168	$955,688	$534,827	$109,422	$53,804	$219,094	$247,401	$—	$2,274,404
Special Mention	—	4,441	69	4,047	8,433	26,757	666	—	44,413
Substandard	—	857	540	85	3,491	28,066	—	—	33,039
Doubtful	—	—	1,137	1,490	2,553	2,201	—	—	7,381
Total consumer loans	$154,168	$960,986	$536,573	$115,044	$68,281	$276,118	$248,067	$—	$2,359,237
Gross charge-offs	$—	$3,793	$891	$141	$—	$22	$—	$—	$4,847

The following table represents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of the periods shown:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2022
Commercial
Business	$830,319	$5,963	$12,103	$2,687	$851,072
Real estate	592,997	18,883	20,600	359	632,839
Acquisition, development and construction	120,788	5,277	934	—	126,999
Total commercial	1,544,104	30,123	33,637	3,046	1,610,910
Residential real estate	605,513	760	1,556	1,623	609,452
Home equity lines of credit	18,269	375	90	—	18,734
Consumer	131,562	—	4	—	131,566
Total loans	$2,299,448	$31,258	$35,287	$4,669	$2,370,662

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

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
March 31, 2023
Commercial
Business	$845,801	$—	$—	$—	$—	$845,801	$8,824	$—	$4,152	$123
Real estate	609,637	2,132	—	—	2,132	611,769	—	—	—	—
Acquisition, development and construction	98,251	—	—	—	—	98,251	—	—	—	—
Total commercial	1,553,689	2,132	—	—	2,132	1,555,821	8,824	—	4,152	123
Residential real estate	702,611	3,519	210	1,154	4,883	707,494	3,090	—	—	37
Home equity lines of credit	17,054	85	—	98	183	17,237	187	—	—	3
Consumer	70,148	5,477	2,080	980	8,537	78,685	984	—	—	62
Total loans	$2,343,502	$11,213	$2,290	$2,232	$15,735	$2,359,237	$13,085	$—	$4,152	$225

The following table presents the aging of recorded investment in loans, including accruing and nonaccrual loans, as of the period shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2022
Commercial
Business	$850,112	$—	$960	$—	$960	$851,072	$7,528	$—
Real estate	632,839	—	—	—	—	632,839	—	—
Acquisition, development and construction	126,999	—	—	—	—	126,999	—	—
Total commercial	1,609,950	—	960	—	960	1,610,910	7,528	—
Residential real estate	606,554	1,820	1,078	—	2,898	609,452	2,196	—
Home equity lines of credit	18,131	603	—	—	603	18,734	90	—
Consumer	120,504	6,848	2,867	1,347	11,062	131,566	1,351	—
Total loans	$2,355,139	$9,271	$4,905	$1,347	$15,523	$2,370,662	$11,165	$—

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the loan balance is uncollectible. Accrued interest receivable is excluded from the estimate of credit losses. Management determines the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors.

The Bank’s methodology for determining the ACL is based on the requirements of ASC 326 for loans individually evaluated for impairment and ASC Subtopic 450-20 - Contingencies for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Credit Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ACL.

The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of March 31, 2023, the Bank expects the markets in which it operates will experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies, over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When Bank management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans and the reserve totaled $0.1 million as of both March 31, 2023 and December 31, 2022.

Management has identified a number of additional qualitative factors which it uses to supplement the estimated losses derived from the loss rate methodologies employed within the CECL model because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from the loss rate methodologies. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, quality of the loan review system, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions, consumer sentiment and other external factors.

For accounting methodologies related to the incurred loss method previously used before the adoption of ASC 326, refer to Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Loan Losses of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the 2022 Form 10-K.

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the allowance for credit losses calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the allowance for credit loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2023 and December 31, 2022, the liability for unfunded commitments related to loans held for investment was $1.7 million and $0.5 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Provision (release of allowance) for credit losses	681	313	288	1,282	364	(8)	2,817	4,455
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Charge-offs	(141)	—	—	(141)	(22)	—	(4,684)	(4,847)
Recoveries	23	6	—	29	—	1	3,139	3,169
ACL at March 31, 2023	$9,918	$3,177	$1,640	$14,735	$7,618	$119	$13,041	$35,513

During the three months ended March 31, 2023, there was a $0.1 million provision related to unfunded commitments. Substantially all of the charge-offs during three months ended March 31, 2023 are related to our subprime consumer automobile portfolio of loans.

The following table presents the primary segments of the ALL segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at December 31, 2021	$8,027	$5,091	$982	$14,100	$948	$128	$2,427	$17,603
Charge-offs	—	—	—	—	—	—	(1,124)	(1,124)
Recoveries	1	7	—	8	—	2	375	385
Provision (release)	(1,159)	468	(247)	(938)	179	1	2,088	1,330
ALL balance at March 31, 2022	$6,869	$5,566	$735	$13,170	$1,127	$131	$3,766	$18,194
Individually evaluated for impairment	$218	$224	$—	$442	$84	$—	$111	$637
Collectively evaluated for impairment	$6,651	$5,342	$735	$12,728	$1,043	$131	$3,655	$17,557

The following table presents the primary segments of our loan portfolio as of the period shown:

	Commercial				Residential	Home Equity Lines of Credit	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
March 31, 2022
Individually evaluated for impairment	$11,085	$1,196	$1,139	$13,420	$8,364	$230	$512	$22,526
Collectively evaluated for impairment	774,222	598,066	95,699	1,467,987	305,199	21,194	65,119	1,859,499
Total Loans	$785,307	$599,262	$96,838	$1,481,407	$313,563	$21,424	$65,631	$1,882,025

The ACL is based on estimates and actual losses will vary from current estimates. Management believes that the granularity of the portfolio segments, the related loss estimation methodologies and other qualitative factors, as well as the consistency in the application of assumptions, result in an ACL that is representative of the risk found in the components of the portfolio at any given date.

Purchased Credit Impaired Loans

The carrying amount of purchased credit impaired loans ("PCI") outstanding at March 31, 2022 was $15.3 million, net of an allowance of $0.6 million.

The following table presents the accretable yield, or income expected to be collected, during three months ended March 31, 2022:

(Dollars in thousands)	March 31, 2022
Beginning balance	$6,505
Accretion of income	(808)
Other changes in expected cash flows	556
Ending balance	6,253

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the PCI loan portfolio as of the periods indicated:

	Commercial			Residential	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Total Commercial
ALL balance as of December 31, 2021	—	—	—	544	119	663
Recoveries	1	—	1	—	—	1
Provision (release)	111	53	164	(221)	7	(50)
ALL balance as of March 31, 2022	112	53	165	323	126	614
Collectively evaluated for impairment	112	53	165	323	126	614

Troubled Debt Restructurings

Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, which eliminated the accounting guidance for TDRs, while prior period amounts continue to be reported in accordance with the TDR model.

At December 31, 2022, the Bank had specific reserve allocations for TDRs of $0.4 million. Loans considered to be troubled debt restructured loans totaled $10.4 million as of December 31, 2022. Of the total, $4.7 million represents accruing troubled debt restructured loans and represent 45% of total impaired loans at December 31, 2022. Meanwhile, as of December 31, 2022, $5.7 million represents nine loans to seven borrowers that have defaulted under the restructured terms. The largest of these loans is a $1.9 million restructured commercial loan to a company previously dependent on the coal industry, which is now structured as an unsecured loan. Three of these loans to an unrelated borrower, totaling $3.1 million, are restructured equipment loans to a borrower in the coal industry, which was provided extended interest-only terms to allow time for the collateral equipment to be sold. There is a commercial loan totaling $0.5 million secured by government lease payments that previously defaulted and is now making restructured payments. The four remaining unrelated borrowers have a single loan each, totaling $0.2 million. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2022.

During the three months ended March 31, 2023 and 2022, no additional loans were identified as both experiencing financial difficulty and modified. Financial difficulty is considered when the borrower's operating performance deteriorates to the degree we believe it is probably they will not able to perform under the terms of the loan.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	17,662	17,549
Software	6,399	6,019
Construction in progress	519	508
Leasehold improvements	2,836	2,836
	44,274	43,770
Accumulated depreciation	(21,405)	(20,140)
Premises and equipment, net	$22,869	$23,630

We lease certain premises and equipment under operating and finance leases. At March 31, 2023, we had lease liabilities totaling $14.8 million and right-of-use assets totaling $13.7 million, of which $13.6 million was related to operating leases and $0.1 million was related to finance leases. At March 31, 2023, the weighted-average remaining lease term for operating leases was 11.3 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%. At March 31, 2023, the weighted-average remaining lease term for finance leases was 2.5 years and the weighted-average discount rate used in the measurement of finance lease liabilities was 0.7%.

At December 31, 2022, we had lease liabilities totaling $15.0 million and right-of-use assets totaling $13.9 million, substantially all of which was related to operating leases. At December 31, 2022, the weighted-average remaining lease term for operating leases was 11.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%.

Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

The following table presents lease costs for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Amortization of right-of-use assets, finance leases	$6	$14
Operating lease cost	450	508
Short-term lease cost	5	6
Variable lease cost	10	10
Sublease income	(87)	—
Total lease cost	$384	$538

For operating leases with initial or remaining terms of one year or more as of March 31, 2023, the following table presents future minimum payments for the twelve month periods ended March 31:

(Dollars in thousands)	Operating Leases
2024	$1,261
2025	1,621
2026	1,618
2027	1,594
2028	1,625
2029 and thereafter	10,111
Total future minimum lease payments	$17,830
Less: Amounts representing interest	(3,027)
Present value of net future minimum lease payments	$14,803

Future minimum payments on finance leases as of March 31, 2023 were not material.

Note 5 – Equity Method Investments

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, we must assess whether our equity method investments are significant. In evaluating the significance of these investments, we performed the income, investment and asset tests described in S-X 1-02(w) for each equity method investment. Rule 4-08(g) of Regulation S-X requires summarized financial information for all equity method investees in a quarterly report if any of the equity method investees, individually or in the aggregate, result in any of the tests exceeding 10%.

Under the income test, our proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10%, accordingly, we are required to provide summarized income statement information for all investees for all periods presented.

Our equity method investments are initially recorded at fair value and subsequently adjusted for changes in the valuation of the entities and our share of the entities' earnings.

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Total revenues	$9,406	$22,116
Net income (loss)	(3,082)	3,230

Gain on sale of loans	5,448	15,088
Volume of loans sold	302,782	688,094

Our ownership percentage of ICM is 40% and it was determined that we have significant influence over the operations and decision making at ICM. Accordingly, the investment is accounted for as an equity method investment. Our share of ICM's net loss and net income income totaled $1.2 million and $1.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the mortgage pipeline was $714.3 million and $678.3 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

Three Months Ended December 31,
(Dollars in thousands)	2022
Total revenues	$35,517
Net income	2,682

Gain on sale of loans	12,682

Our ownership percentage of Warp Speed is 37.5% and it was determined that we have significant influence over its operations and decision making. Accordingly, the investment is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income totaled $1.0 million for the three months ended March 31, 2023.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three months ended March 31, 2023 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,134,257	$1,231,544
Interest-bearing demand	780,713	720,074
Savings and money markets	595,152	284,447
Time deposits, including CDs and IRAs	640,693	334,417
Total deposits	$3,150,815	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$2,811	$4,386

The following table presents the maturities of time deposits for the twelve month periods ended March 31:

(Dollars in thousands)
2024	$290,504
2025	345,056
2026	2,326
2027	739
2028	1,836
Thereafter	232
Total	$640,693

As of March 31, 2023, overdrawn deposit accounts totaling $2.1 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. As of March 31, 2023, the Bank's maximum borrowing capacity with the FHLB was $777.3 million and the remaining borrowing capacity was $763.3 million, with the difference being deposit letters of credit.

Short-term borrowings

As of March 31, 2023, the Bank had no short-term borrowings with the FHLB and no borrowings under the federal funds rate purchased outstanding. As of December 31, 2022, the Bank had $102.3 million short-term borrowings with the FHLB and no borrowings under the federal funds rate purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at end of period	$—	$102,333
Average balance during the period	71,166	15,494
Maximum month-end balance	—	102,333
Weighted-average rate during the period	5.06%	2.82%
Weighted-average rate at end of period	—%	4.45%
Long-term borrowings

As of March 31, 2023 and December 31, 2022, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of March 31, 2023 and December 31, 2022, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $5.5 million and $10.4 million at March 31, 2023 and December 31, 2022, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at end of period	$5,419	$10,037
Average balance during the period	7,612	10,987
Maximum month-end balance	10,041	12,680
Weighted-average rate during the period	0.05%	0.05%
Weighted-average rate at end of period	0.01%	0.06%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at end of period	$73,350	$73,286
Average balance during the period	73,318	73,159
Maximum month-end balance	73,350	73,286
Weighted-average rate during the period	4.41%	4.20%
Weighted-average rate at end of period	3.97%	3.97%

In September 2021, we completed the private placement of $30.0 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a 10-year term, maturing October 1, 2031, and will bear interest at a fixed rate of 3.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 254 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In November 2020, we completed the private placement of $40.0 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030, and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is expected to be Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

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

Senior term loan

The following table presents information related to senior term loan as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at end of period	$9,647	$9,765
Average balance during the period	9,765	2,328
Maximum month-end balance	9,768	9,886
Weighted-average rate during the period	8.06%	7.00%
Weighted-average rate at end of period	8.27%	7.44%

In October 2022, we entered into a credit agreement with Raymond James Bank (“Raymond James”). Pursuant to the credit agreement, Raymond James has extended to us a senior term loan in the aggregate principal amount of up to $10.0 million. In connection with the closing of the Warp Speed transaction, we borrowed $10.0 million and paid Raymond James an upfront fee of 1% of the loan amount. The loan will bear interest per annum at a rate equal to 2.75%, plus term secured overnight financing rate, which will reset monthly. Accrued interest is payable on the last business day of each month, beginning with October 31, 2022, with the then outstanding principal balance of the loan payable on the last business day of each quarter in the amount of 125,000 during the first year and 250,000 thereafter. The loan will mature in April 2025, unless accelerated earlier upon an event of default.

Note 8 – Pension and Supplemental Executive Retirement Plans

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

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million as of both March 31, 2023 and December 31, 2022, respectively. Service costs were not material for any periods covered by this report.

The following table presents information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of March 31, 2023 and 2022 for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Interest cost	$113	$85
Expected return on plan assets	(164)	(167)
Amortization of net actuarial loss	29	107
Net periodic benefit (income) cost	$(22)	$25
Contributions paid	$—	$—

There was no service cost or amortization of prior service cost for the three months ended March 31, 2023 and 2022.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2023
Financial Assets:
Cash and cash equivalents	$575,265	$575,265	$575,265	$—	$—
Securities available-for-sale	339,578	339,578	—	303,120	36,458
Equity securities	38,576	38,576	5,588	—	32,988
Loans held-for-sale	19,893	21,006	—	21,006	—
Loans receivable, net	2,325,640	2,273,778	—	—	2,273,778
Servicing rights	1,613	1,748	—	—	1,748
Interest rate swap	6,371	6,371	—	6,371	—
Fair value hedge	226	226	—	226	—
Accrued interest receivable	15,304	15,304	—	2,556	12,748
FHLB Stock	13,893	13,893	—	13,893	—
Bank-owned life insurance	43,499	43,499	—	43,499	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$3,150,815	$2,790,047	$—	$2,790,047	$—
Repurchase agreements	5,419	5,419	—	5,419	—
Interest rate swap	6,371	6,371	—	6,371	—
Accrued interest payable	2,440	2,440	—	2,440	—
Senior term loan	9,647	9,396	—	9,396	—
Subordinated debt	73,350	62,823	—	62,823	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$40,280	$40,280	$40,280	$—	$—
Securities available-for-sale	379,814	379,814	—	344,471	35,343
Equity securities	38,744	38,744	5,382	—	33,362
Loans held-for-sale	23,126	24,898	—	24,898	—
Loans receivable, net	2,348,808	2,285,427	—	—	2,285,427
Servicing rights	1,616	1,634	—	—	1,634
Interest rate swap	8,427	8,427	—	8,427	—
Accrued interest receivable	12,617	12,617	—	2,778	9,839
Bank-owned life insurance	43,239	43,239	—	43,239	—
FHLB Stock	9,966	9,966	—	9,966	—
Embedded derivative	787	787	—	—	787

Financial liabilities:
Deposits	$2,570,482	$2,226,037	$—	$2,226,037	$—
Repurchase agreements	10,037	10,037	—	10,037	—
Fair value hedge	572	572	—	572	—
Interest rate swap	8,427	8,427	—	8,427	—
Accrued interest payable	2,558	2,558	—	2,558	—
FHLB and other borrowings	102,333	102,006	—	102,006	—
Senior term loan	9,765	9,765	—	9,765	—
Subordinated debt	73,286	64,330	—	64,330	—

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of the 2022 Form 10-K.

Assets Measured on a Recurring Basis

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following measurements are made on a recurring basis.

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2023. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three months ended March 31, 2023. Valuation techniques are consistent with techniques used in prior periods.

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

Bank-owned life insurance - Life insurance where the bank is both the policy beneficiary and owner. Bank-owned life insurance is recorded at fair value on a recurring basis, and increases in cash surrender, contract value and net insurance proceeds at maturity are recorded as other income.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	March 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,988	$—	$39,988
United States sponsored mortgage-backed securities	—	56,773	—	56,773
United States treasury securities	99,354	—	—	99,354
Municipal securities	—	87,144	36,458	123,602
Corporate debt securities	—	11,548	—	11,548
Other securities	—	813	—	813
Equity securities	5,588	—	—	5,588
Interest rate swap	—	6,371	—	6,371
Fair value hedge	—	226	—	226
Bank-owned life insurance	—	43,499	—	43,499
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swap	—	6,371	—	6,371

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$44,814	$—	$44,814
United States sponsored mortgage-backed securities	—	56,571	—	56,571
United States treasury securities	—	120,909	—	120,909
Municipal securities	—	103,293	35,343	138,636
Corporate debt securities	—	10,560	—	10,560
Other securities	—	824	—	824
Equity securities	5,382	—	—	5,382
Interest rate swap	—	8,427	—	8,427
Bank-owned life insurance	—	43,239	—	43,239
Embedded derivative	—	—	787	787
Liabilities:
Interest rate swap	—	8,427	—	8,427
Fair value hedge	—	572	—	572

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2022	$35,343	$787	$36,130
Realized loss included in earnings	—	(139)	(139)
Maturities/calls	(67)	—	(67)
Unrealized gain included in other comprehensive income (loss)	1,182	—	1,182
Balance at March 31, 2023	$36,458	$648	$37,106

Balance at December 31, 2021	$41,763	$—	$41,763
Realized and unrealized gain included in earnings	7	—	7
Purchase of securities	862	—	862
Maturities/calls	(2,290)	—	(2,290)
Unrealized loss included in other comprehensive income (loss)	(674)	—	(674)
Balance at March 31, 2022	$39,668	$—	$39,668

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2023 and 2022 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

Collateral-dependent loans - Certain loans receivable are evaluated individually for credit loss when the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of collateral. Estimated credit losses are based on the fair value of the collateral, adjusted for costs to sell. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of collateral-dependent real estate related loans, we obtain a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.
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

The following table presents the fair value of these assets as of the periods shown:

	March 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$6,532	$6,532
Other real estate owned	—	—	958	958
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	32,988	32,988

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,117	$14,117
Other real estate owned	—	—	1,194	1,194
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	33,362	33,362

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2023
Nonrecurring measurements:
Collateral-dependent loans	$6,532	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$958	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost minus impairment	0%

Equity securities	$32,988	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities [5]	$36,458	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2022
Nonrecurring measurements:
Impaired loans	$14,117	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,194	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost minus impairment	0%

Equity securities	$33,362	Net asset value	Cost minus impairment	0%

Recurring measurements:
Municipal securities [5]	$35,343	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$787	Monte Carlo pricing model	Deferred payment	$0 - $51.9 million
			Volatility	58%
			Term	5 years
			Risk free rate	3.95%

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2023	2022
Numerator for earnings per share:
Net income from continuing operations	$2,438	$1,910
Net loss attributable to noncontrolling interest	122	193
Net income available to common shareholders	2,560	2,103
Net income from discontinued operations available to common shareholders - basic and diluted	8,782	761
Net income available to common shareholders	$11,342	$2,864

Denominator:
Weighted-average shares outstanding - basic	12,623,361	12,093,179
Effect of dilutive securities	392,721	834,632
Weighted-average shares outstanding - diluted	13,016,082	12,927,811

Earnings per share from continuing operations - basic	$0.20	$0.17
Earnings per share from discontinued operations - basic	$0.70	$0.06
Earnings per common share - basic	$0.90	$0.24
Earnings per share from continuing operations - diluted	$0.20	$0.16
Earnings per share from discontinued operations - diluted	$0.67	$0.06
Earnings per share common share - diluted	$0.87	$0.22

Securities not included in the computation of diluted EPS because the effect would be antidilutive	140,666	405,994

Note 12 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$(1,536)	$650	Gain (loss) on sale of available-for-sale securities
	369	(152)	Income tax effect
	(1,167)	498	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	$(29)	$(107)	Salaries and employee benefits
	7	25	Income tax effect
	(22)	(82)	Net of tax
Investment hedge
Carrying value adjustment	334	10	Interest on investment securities
	(80)	(2)	Income tax effect
	254	8	Net of tax

Total reclassifications	$(935)	$424

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	5,852	(21)	—	5,831
Amounts reclassified from accumulated other comprehensive income (loss)	1,167	22	(254)	935
Net current period other comprehensive income (loss)	7,019	1	(254)	6,766
Balance at March 31, 2023	$(27,810)	$(3,128)	$—	$(30,938)

Balance at December 31, 2021	$147	$(4,069)	$316	$(3,606)
Other comprehensive income (loss) before reclassification	(13,415)	283	—	(13,132)
Amounts reclassified from accumulated other comprehensive income (loss)	(498)	82	(8)	(424)
Net current period other comprehensive income (loss)	(13,913)	365	(8)	(13,556)
Balance at March 31, 2022	$(13,766)	$(3,704)	$308	$(17,162)

Note 13 – Segment Reporting

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended March 31, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$44,662	$105	$33	$(6)	$(31)	$44,763
Interest expense	11,041	—	993	31	(31)	12,034
Net interest income (expense)	33,621	105	(960)	(37)	—	32,729
Provision for credit losses	4,576	—	—	—	—	4,576
Net interest income (expense) after provision for credit losses	29,045	105	(960)	(37)	—	28,153

Noninterest income	3,018	(1,186)	2,410	1,784	(2,959)	3,067

Noninterest Expenses:
Salaries and employee benefits	9,051	—	4,950	2,745	—	16,746
Other expenses	11,054	34	1,917	1,525	(2,959)	11,571
Total noninterest expenses	20,105	34	6,867	4,270	(2,959)	28,317

Income (loss) before income taxes	11,958	(1,115)	(5,417)	(2,523)	—	2,903
Income taxes	2,515	(504)	(942)	(604)	—	465
Net income (loss) from continuing operations	9,443	(611)	(4,475)	(1,919)	—	2,438
Income from discontinued operations, before income taxes	—	—	—	11,831	—	11,831
Income taxes - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss)	9,443	(611)	(4,475)	6,863	—	11,220
Net loss attributable to noncontrolling interest	—	—	—	122	—	122
Net income (loss) available to common shareholders	$9,443	$(611)	$(4,475)	$6,985	$—	$11,342

Capital expenditures for the three months ended March 31, 2023	$337	$—	$—	$594	$—	$931
Total assets as of March 31, 2023	$3,495,955	$84,223	$333,239	$18,620	$(380,161)	$3,551,876
Total assets as of December 31, 2022	$3,014,475	$34,248	$375,171	$27,075	$(382,119)	$3,068,850
Goodwill as of March 31, 2023	$—	$—	$—	$2,838	$—	$2,838
Goodwill as of December 31, 2022	$—	$—	$—	$2,838	$—	$2,838

Three Months Ended March 31, 2022	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$23,171	$103	$(7)	$—	$(5)	$23,262
Interest expense	659	—	753	7	(5)	1,414
Net interest income (expense)	22,512	103	(760)	(7)	—	21,848
Release of allowance for loan losses	1,280	—	—		—	1,280
Net interest income (expense) after provision for credit losses	21,232	103	(760)	(7)	—	20,568

Noninterest income	6,898	1,223	2,671	1,537	(3,049)	9,280

Noninterest Expenses:
Salaries and employee benefits	9,508	—	4,056	2,163	—	15,727
Other expenses	11,048	—	2,205	1,327	(3,049)	11,531
Total noninterest expenses	20,556	—	6,261	3,490	(3,049)	27,258

Income (loss) before income taxes	7,574	1,326	(4,350)	(1,960)	—	2,590
Income taxes	1,631	341	(869)	(423)	—	680
Net income (loss) from continuing operations	5,943	985	(3,481)	(1,537)	—	1,910
Income from discontinued operations, before income taxes	—	—	—	986	—	986
Income taxes - discontinued operations	—	—	—	225	—	225
Net income from discontinued operations	—	—	—	761	—	761
Net income (loss)	5,943	985	(3,481)	(776)	—	2,671
Net loss attributable to noncontrolling interest	—	—	—	193	—	193
Net income (loss) available to common shareholders	$5,943	$985	$(3,481)	$(583)	$—	$2,864

Capital expenditures for the three months ended March 31, 2022	$250	$—	$338	$639	$—	$1,866

Note 14 – Acquisition & Divestiture Activity

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we will provide the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale.

Balances attributable to Chartwell are included in assets from discontinued operations and liabilities from discontinued operations on our December 31, 2022 balance sheet. There were no assets from discontinued operations or liabilities from discontinued operations as of March 31, 2023. Chartwell's net income is presented in income from discontinued operations for all periods shown. Prior period balances have been reclassified to conform with this presentation.

The following table presents the major classes of assets held-for-sale from discontinued operations and liabilities held-for-sale from discontinued operations as of December 31, 2022:

(Dollars in thousands)	December 31, 2022
Premises and equipment	$23
Accrued interest receivable and other assets	3,142
Goodwill	1,150
Total assets from discontinued operations	$4,315

Accrued interest payable and other liabilities	$5,444
Total liabilities from discontinued operations	$5,444

The following table presents the major classes of net income from discontinued operations for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Compliance consulting income	$2,369	$4,095
Gain on sale of discontinued operations	11,800
Total income	$14,169	$4,095

Salaries and employee benefits	$2,082	$2,234
Other expenses	256	875
Total expenses	$2,338	$3,109

Income before income taxes	$11,831	$986
Income taxes	3,049	225
Net income from discontinued operations	$8,782	$761

Integrated Financial Holdings, Inc.

In August 2022, we entered into a Merger Agreement (the “Merger Agreement”) with Integrated Financial Holdings, Inc. (“IFH”). The Merger Agreement provided that IFH would merge with and into MVB, with MVB continuing as the surviving corporation (the “Merger”). Following the Merger, West Town Bank & Trust, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, would merge with and into the Bank, with the Bank as the surviving bank (the “Bank Merger”), pursuant to the Agreement and Plan of Merger, dated October 4, 2022, between West Town Bank & Trust and the Bank (the “Bank Merger Agreement” and, together with the Merger Agreement, the “Merger Agreements”). On May 9, 2023, MVB, IFH, West Town Bank & Trust and the Bank entered into a Termination Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreements and mutually released one another from any claims (subject to limited customary exceptions) related to the contemplated merger transactions.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the 2022 Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this Report for further information on forward-looking statements.

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily brought on by an environment of increasing interest rates, a slowing economy and multiple high-profile bank failures. We remain committed to key Fintech industry gaming and payments initiatives and continue to implement cost-saving measures. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business. We have entered into agreements for card issuing and acquiring program sponsorships to further enhance fee income and noninterest income.

Current Market Conditions

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could materially adversely affect our business. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit base outflows and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low cost source of funds. Despite the events of March 2023, our total deposits increased to $3.15 billion as of March 31, 2023, as compared to $2.57 billion at December 31, 2022. Additionally, our off-balance sheet deposits grew to $1.04 billion as of March 31, 2023 from $724.0 million at December 31, 2022.

Financial Results

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

During the three months ended March 31, 2023, net interest income increased $10.9 million, noninterest income decreased $6.2 million and noninterest expenses increased by $1.1 million compared to the three months ended March 31, 2022. Our yield on earning assets (tax-equivalent) in the three months ended March 31, 2023 was 6.00% compared to 3.38% in the three months ended March 31, 2022. Loans receivable decreased by $11.5 million to $2.36 billion compared to December 31, 2022. Our overall cost of interest-bearing liabilities was 2.95% in the three months ended March 31, 2023 compared to 0.39% in the three months ended March 31, 2022. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 4.40% in the three months ended March 31, 2023, compared to 3.18% in the three months ended March 31, 2022.

We earned $11.3 million in the three months ended March 31, 2023, compared to $2.9 million in the three months ended March 31, 2022, primarily the result of an $11.8 million pre-tax gain related to the sale of the Bank’s wholly-owned subsidiary, Chartwell. Earnings for the three months ended March 31, 2023 equated to a return on average assets of 1.4% and a return on average equity of 16.1%, compared to the three months ended March 31, 2022 results of 0.4% and 4.2%, respectively. Basic and diluted earnings per share were $0.90 and $0.87, respectively, for the three months ended March 31, 2023, compared to $0.24 and $0.22, respectively, for the three months ended March 31, 2022.

Corporate Updates

Integrated Financial Holdings, Inc.

In August 2022, we entered into the Merger Agreement with IFH). The Merger Agreement provided that IFH would merge with and into MVB, with MVB continuing as the surviving corporation. Following the Merger, West Town Bank & Trust, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, would merge with and into the Bank, with the Bank as the surviving bank, pursuant to the Agreement and Plan of Merger, dated October 4, 2022, between West Town Bank & Trust and the Bank. On May 9, 2023, MVB, IFH, West Town Bank & Trust and the Bank entered into a Termination Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreements and mutually released one another from any claims (subject to limited customary exceptions) related to the contemplated merger transactions.

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

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$285,102	$3,153	4.49%	$595,574	$214	0.15%
CDs with banks	—	—	—	2,352	13	2.24
Investment securities:
Taxable	236,574	1,848	3.17	241,974	648	1.09
Tax-exempt [2]	137,799	1,308	3.85	128,588	1,137	3.59
Loans and loans held-for-sale: [1]
Commercial	1,620,509	28,538	7.14	1,453,262	16,979	4.74
Tax exempt [2]	3,944	43	4.42	5,066	52	4.16
Real estate	621,388	6,295	4.11	338,826	2,340	2.80
Consumer	137,547	3,862	11.39	54,623	2,128	15.80
Total loans	2,383,388	38,738	6.59	1,851,777	21,499	4.71
Total earning assets	3,042,863	45,047	6.00	2,820,265	23,511	3.38
Less: Allowance for loan losses	(30,135)			(18,343)
Cash and due from banks	243			6,067
Other assets	339,676			248,803
Total assets	$3,352,647			$3,056,792

Liabilities
Deposits:
NOW	$796,901	$4,661	2.37%	$785,108	$193	0.10%
Money market checking	209,227	928	1.80	466,287	202	0.18
Savings	93,297	641	2.79	50,041	1	0.01
IRAs	6,151	27	1.78	6,370	17	1.08
CDs	386,144	3,896	4.09	87,237	243	1.13
Repurchase agreements and federal funds sold	7,612	1	0.05	11,823	5	0.17
FHLB and other borrowings	71,166	888	5.06	—	—	—
Senior term loan	9,765	194	8.06	—	—	—
Subordinated debt	73,318	798	4.41	73,062	753	4.18
Total interest-bearing liabilities	1,653,581	12,034	2.95	1,479,928	1,414	0.39
Noninterest-bearing demand deposits	1,380,516			1,260,965
Other liabilities	37,087			46,318
Total liabilities	3,071,184			2,787,211

Stockholders’ equity
Common stock	13,471			13,458
Paid-in capital	153,389			143,795
Treasury stock	(16,741)			(16,741)
Retained earnings	166,426			137,633
Accumulated other comprehensive income (loss)	(35,345)			(9,466)
Total stockholders’ equity	281,200			268,679
Noncontrolling interest	263			902
Total stockholders’ equity attributable to parent	281,463			269,581
Total liabilities and stockholders’ equity	$3,352,647			$3,056,792

Net interest spread (tax-equivalent)			3.05%			2.99%
Net interest income and margin (tax-equivalent) [2]		$33,013	4.40%		$22,097	3.18%
Less: Tax-equivalent adjustments		$(284)			$(249)
Net interest spread			3.02%			2.96%
Net interest income and margin		$32,729	4.36%		$21,848	3.14%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended March 31, 2023 and 2022, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net interest margin - U.S. GAAP basis
Net interest income	$32,729	$21,848
Average interest-earning assets	3,042,863	2,820,265
Net interest margin	4.36%	3.14%

Net interest margin - non-U.S. GAAP basis
Net interest income	$32,729	$21,848
Impact of fully tax-equivalent adjustment	284	249
Net interest income on a fully tax-equivalent basis	33,013	22,097
Average interest-earning assets	$3,042,863	$2,820,265
Net interest margin on a fully tax-equivalent basis	4.40%	3.18%

Key Metrics

	As of and for the three months ended March 31,
(Dollars in thousands, except per share data)	2023	2022
Book value per common share	$21.43	$21.66
Tangible book value per common share [5]	$21.17	$21.16
Efficiency ratio 1 3 5 6	61.4%	85.6%
Overhead ratio 2 3 5	3.4%	3.8%
Net loan charge-offs to total loans receivable [4]	0.3%	0.2%
Allowance for credit losses to total loans receivable [7]	1.5%	1.0%
Nonperforming loans	$13,085	$18,048
Nonperforming loans to total loans receivable	0.6%	1.0%
Equity to assets	7.6%	9.1%
Community Bank Leverage Ratio	10.0%	10.8%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Non-U.S. GAAP metric
6 Includes net income from discontinued operations
7 Excludes loans held-for-sale

Tangible book value (“TBV”) per common share was $21.17 and $21.16 as of March 31, 2023 and March 31, 2022, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of March 31,
(Dollars in thousands, except per share data)	2023	2022
Goodwill	$2,838	$3,988
Intangibles	420	2,155
Total intangibles	3,258	6,143

Total equity attributable to parent	271,131	263,080
Less: Total intangibles	(3,258)	(6,143)
Tangible common equity	267,873	256,937

Tangible common equity	267,873	256,937
Common shares outstanding (000s)	12,653	12,143
Tangible book value per common share	$21.17	$21.16

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

In 2023, the Federal Reserve raised its key interest rate from a range of 4.25% to 4.50% as of December 31, 2022 to a range of 4.75% to 5.00% as of March 31, 2023. We continually analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Net interest margin (tax-equivalent) was 4.40% for the three months ended March 31, 2023 compared to 3.18% for the three months ended March 31, 2022. The increase in net interest margin (tax equivalent) was driven by strong loan growth and higher loan yields due to interest rate increases, partially offset by an increase in deposit costs and the cost of borrowings. Net interest spread (tax-equivalent) was 3.05% for the three months ended March 31, 2023 compared to 2.99% for the three months ended March 31, 2022. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 135 basis points in the three months ended March 31, 2023 compared to 19 basis points in the three months ended March 31, 2022 driven by the increase in interest expense outpacing the increase in average assets.

During the three months ended March 31, 2023, net interest income increased by $10.9 million, or 49.8%, to $32.7 million from $21.8 million during the three months ended March 31, 2022. This increase is largely due strong loan growth at favorable interest rates, primarily driven by the Company's strategic lending partnership growth vehicle and broad-based growth throughout CoRe banking business, as well as the effects of higher interest rates on earning assets, including investment securities and interest bearing deposits with other banks, partially offset by an increase in cost of funds. Average total earning assets were $3.04 billion in the three months ended March 31, 2023 compared to $2.82 billion in the three months ended March 31, 2022. Total interest income increased by $21.5 million, or 92.4%, to $44.8 million in the three months ended March 31, 2023 from $23.3 million in the three months ended March 31, 2022 driven by higher yields from new loan production at favorable interest rates. Average total loans increased to $2.38 billion in the three months ended March 31, 2023 from $1.85 billion in the three months ended March 31, 2022, primarily as the result of a $282.6 million increase in average real estate loans, a $167.2 million increase in average commercial loans and an $82.9 million increase in average consumer loans. The yield on total loans increased 1.88%.

Average investment securities increased $3.8 million as the result of a $9.2 million increase in tax-exempt investments and a $5.4 million decrease in taxable investments during three months ended March 31, 2023, compared to three months ended March 31, 2022. The yield on tax-exempt securities increased 26 basis points and the taxable securities yield increased 208 basis points.

Average interest-bearing liabilities increased by $173.7 million for three months ended March 31, 2023 from three months ended March 31, 2022. The increase was primarily the result of average balance increases of $298.9 million in certificates of deposit, $71.2 million in FHLB and other borrowings and $43.3 million in savings, partially offset by an average balance decrease of $257.1 million in money market checking accounts.

Average interest-bearing deposits were $1.49 billion for the three months ended March 31, 2023 and $1.40 billion for the three months ended March 31, 2022. Total interest expense increased by $10.6 million, caused primarily by a $9.5 million increase in deposit interest. The result was a 256 basis point increase in the cost of interest-bearing liabilities, primarily driven by increases in interest rates and liquidity actions taken during the first quarter of 2023 in response to market conditions .

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. Credit loss provisions were $4.6 million for the three months ended March 31, 2023 and $1.3 million for the three months ended March 31, 2022. The increase in credit loss provision is the result of continued charge-offs, mainly against the subprime auto segment, as well as increased allocation rates due to weakening economic forecasts and increasing loss rates in the subprime auto segment.

Further discussion on new accounting standards is included in Note 1 – Nature of Operations and Basis of Presentation accompanying the consolidated financial statements included elsewhere in this report.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Total loan receivable balances decreased $11.4 million during the three months ended March 31, 2023, compared to an increase of $28.0 million in the three months ended March 31, 2022. The commercial loan portfolio decreased by $55.1 million during the three months ended March 31, 2023, in comparison to an decrease of $1.3 million in the three months ended March 31, 2022, while the residential mortgage loan portfolio increased by $98.0 million during the three months ended March 31, 2023, as compared to a $6.8 million increase during the three months ended March 31, 2022. Additionally, our consumer loan portfolio decreased by $52.9 million during the three months ended March 31, 2023, while it increased by $21.7 million in the three months ended March 31, 2022. In addition, net charge-offs during the three months ended March 31, 2023 totaled $1.7 million, compared to $0.7 million in the three months ended March 31, 2022.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generally account for the majority of our noninterest income. Also, from time to time, we recognize gains or losses on acquisition and divestiture activity.

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Noninterest income for the three months ended March 31, 2023 and 2022 totaled $3.1 million and $9.3 million, respectively. The decrease in noninterest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily the result of decreases of $2.3 million in equity method investment income, $2.2 million in the gain on sale of available-for-sale securities, $1.8 million in equity method holding gains and $1.4 million in gain on sale of loans, partially offset by an increase of $1.3 million in other operating income.

Equity method investment income decreased $2.3 million due to lower mortgage banking revenue. Gain on sale of available-for-sale securities decreased $2.2 million due to losses on the sale of securities as we took repositioned our investment portfolio during the first quarter of 2023. The decrease in equity method holding gains of $1.8 million as compared to prior year reflected an in substance sale of an equity method investment from our portfolio in the first quarter of 2022. Gain on sale of loans decreased $1.4 million, primarily as a result of losses on the sale of consumer automobile loans as we reduce that portfolio. The increase of $1.3 million in other operating income primarily reflects higher fee income related to off balance sheet deposits.

Noninterest Expense

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Noninterest expense was $28.3 million and $27.3 million in the three months ended March 31, 2023 and 2022, respectively. Approximately 59% of noninterest expense for each of the three months ended March 31, 2023 and 2022, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations. The increase relative to the prior year period primarily reflects higher salaries and employee benefits costs of $1.0 million due to the annual incentive plan, partially offset by the implementation of the expense reduction initiatives announced in the prior year.

Discontinued Operations

In February 2023, we completed the sale of Chartwell for total consideration of $14.4 million in the form of a loan issued to the buyer, resulting in a gain on sale of $11.8 million. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we will provide the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale.

Net income from discontinued operations for the three months ended March 31, 2023 and 2022 totaled $8.8 million and $0.8 million, respectively. The increase in net income from discontinued operations was driven primarily by the $11.8 million gain on sale, partially offset by a decrease of $1.7 million in compliance and consulting income during the three months ended March 31, 2023.

Return on Assets and Equity

Assets

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Our return on average assets was 1.4% for the three months ended March 31, 2023, compared to 0.4% for the three months ended March 31, 2022. The increased return in the first quarter of 2023 is a result of a $8.4 million increase in earnings. The increase is primarily due to the gain on sale of discontinued operations, while average total assets increased by $295.9 million, mainly as the result of a $531.6 million increase in average total loans, a $90.9 million increase in average other assets related to the purchase of our equity method investment in Warp Speed and additional assets received as part of our banking-as-a-service tax refund program, partially offset by a $310.5 million decrease in average interest-bearing deposits with banks.

Equity

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

Our return on average stockholders’ equity was 16.1% for the three months ended March 31, 2023, compared to 4.2% for the three months ended March 31, 2022. The increased return in the first quarter of 2023 is a result of an $8.4 million increase in earnings, while average equity increased by $11.9 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $575.3 million at March 31, 2023, compared to $40.3 million at December 31, 2022. The increase in cash and cash equivalents reflects actions taken in March 2023 to ensure liquidity in response to recent conditions in the banking industry. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $378.2 million at March 31, 2023, compared to $418.6 million at December 31, 2022. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Available-for-sale securities:
United States government agency securities	$39,988	$44,814
United States sponsored mortgage-backed securities	56,773	56,571
United States treasury securities	99,354	120,909
Municipal securities	123,602	138,636
Corporate debt securities	11,548	10,560
Other debt securities	7,500	7,500
Other securities	813	824
Total investment securities available-for-sale	$339,578	$379,814

Equity securities	$38,576	$38,744

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

Loans

Our loan portfolio totaled $2.36 billion as of March 31, 2023 and $2.37 billion as of December 31, 2022. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At March 31, 2023 and December 31, 2022, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, there is a concentration within the healthcare industry which includes loans to physicians, nursing homes and pharmacies.

Allowance for Credit Losses

The ACL was $35.5 million or 1.50% of loans receivable at March 31, 2023 compared to $23.8 million or 1.00% of loans receivable at December 31, 2022. The increase in the ACL of $11.7 million was primarily the result of the adoption of ASC 326, which required an increase in the allowance for credit losses of $8.9 million as of January 1, 2023. Additionally, over the course of the three months ended March 31, 2023, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the CECL calculation resulted in allowance increases of $1.3 million, $1.2 million and $0.3 million to the Consumer Automobile, Commercial and Residential Real Estate portfolio segments, respectively. All other portfolio segments combined experienced an allowance decrease of $0.1 million. In general, the increased allowance for the various segments was the result of the Bank management’s expectations that the markets in which it lends will experience an economic decline over the next 12 to 24 months. These changes to the allowance for credit losses totaled $2.8 million, and combined with quarterly net charge offs of $1.7 million, resulted in total credit loss provision expense of $4.5 million for the first quarter of 2023.

Management continually monitors the risk in the loan portfolio through the review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for the determination of the adequacy of the ACL. This analysis involves both experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable and changes in the local and national economy. When appropriate, we also consider public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $3.15 billion, or 97.3% of funding sources at March 31, 2023. This same information at December 31, 2022 reflected $2.57 billion in deposits representing 92.9% of funding sources. Borrowings, consisting of subordinated debt, senior term loan and FHLB and other borrowings represented 2.6% of funding sources at March 31, 2023, versus 6.7% at December 31, 2022. Repurchase agreements, which are available to large corporate customers, represented 0.2% of funding sources at March 31, 2023 and 0.4% at December 31, 2022.

At March 31, 2023, noninterest-bearing balances totaled $1.13 billion, compared to $1.23 billion at December 31, 2022, or 36.0% and 47.9%, respectively, of total deposits. Interest-bearing deposits totaled $2.02 billion at March 31, 2023, compared to $1.34 billion at December 31, 2022, or 64.0% and 52.1%, respectively, of total deposits.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,134,257	$1,231,544
Interest-bearing demand	780,713	720,074
Savings and money markets	595,152	284,447
Time deposits, including CDs and IRAs	640,693	334,417
Total deposits	$3,150,815	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$2,811	$4,386

Average interest-bearing deposits were $1.49 billion during the three months ended March 31, 2023, compared to $1.40 billion during the same time period in 2022 and average noninterest-bearing deposits were $1.38 billion during the three months ended March 31, 2023 compared to $1.26 billion during the same time period in 2022.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. In response to recent conditions in the banking industry in March 2023, we borrowed $300 million on our FHLB line of credit to ensure liquidity. Borrowings on our FHLB line were repaid in full shortly thereafter. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Deposit Concentration

Our noninterest bearing deposits totaled $1.13 billion as of March 31, 2023, compared to $1.23 billion as of December 31, 2022. The decline in noninterest bearing deposits reflects the use of off-balance sheet deposit networks to manage liquidity and concentration risk, enhance capital and generate fee income. Off-balance sheet deposits totaled $420 million in noninterest bearing deposits and $616 million in interest bearing deposits at March 31, 2023. Off-balance sheet deposits totaled $272 million in noninterest bearing deposits and $452 million in interest bearing deposits at December 31, 2022. Gaming deposits totaled $543.2 million as of March 31, 2023, compared to $652.1 million as of December 31, 2022. Of the gaming deposits, $465.1 million is with our three largest clients at March 31, 2023.

Capital Resources

During the three months ended March 31, 2023, stockholders’ equity increased $9.9 million to $271.3 million. This increase consists of net income of $11.2 million, other comprehensive loss of $6.8 million and stock based compensation of $0.8 million, partially offset by the impact to retained earnings of adopting ASC 326 of $6.6 million, cash dividends paid of $2.1 million and minimum tax withholding on restricted stock units issued of $0.2 million.

The growth in assets of $483.0 million in the three months ended March 31, 2023 outpaced the growth in stockholders' equity, and the equity to assets ratio decreased from 8.5% at December 31, 2022 to 7.6% at March 31, 2023. We paid dividends to common shareholders of $2.1 million in each of the three months ended March 31, 2023 and 2022, compared to earnings of $11.3 million and $2.9 million in the three months ended March 31, 2023 and 2022, respectively, resulting in the dividend payout ratio decreasing to 18.9% in the three months ended March 31, 2023 from 71.9% in the three months ended March 31, 2022.

We and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1, Business and Note 16 – Regulatory Capital Requirements to the consolidated financial statements and accompanying notes contained in the 2022 Form 10-K.

The optional community bank leverage ratio (“CBLR”) framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios.

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

The Bank's CBLR at March 31, 2023 was 10.0%, which is above the well-capitalized standard of 9%. Management believes that capital continues to provide a strong base for profitable growth.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the three months ended March 31, 2023, cash from operating, investing and financing activities totaled $(5.3) million, $69.4 million and $470.9 million, respectively. Significant changes in cash flows during the quarter include inflows from the net increase in deposits of $580.3 million and sales of available-for-sale investment securities of $54.5 million, partially offset by cash outflows of $102.3 million to pay down FHLB and other borrowings. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. Additionally, on March 12, 2023, the Federal Reserve implemented the Bank Term Funding Program to support federally-insured depository institutions in response to prevailing market uncertainty about the banking industry resulting from the insolvencies of certain regional depository institutions. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.6% for March 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires us to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

Beginning January 1, 2023, we adopted ASU 2016-13. For accounting policies and underlying accounting assumptions used in estimating our allowance for credit losses under ASU 2016-13, refer to Note 1 – Nature of Operations and Basis of Presentation.

Except as related to the adoption of ASU 2016‑13, there have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in the 2022 Form 10-K.

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

Item 4 – Controls and Procedures

As of March 31, 2023, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Beginning January 1, 2023, we adopted ASU 2016-13. We implemented changes to the policies, processes and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. While many controls in operation under this new pronouncement mirror controls under prior GAAP, there were some new controls implemented.

Except as related to the adoption of ASU 2016‑13, there were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in the 2022 Form 10-K. There have been no material changes in our risk factors from those disclosed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number	Description	Exhibit Location
Exhibit 10.1	Termination Agreement, dated as of May 9, 2023, by and among MVB Financial Corp., Integrated Financial Holdings, Inc., West Town Bank & Trust, and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed May 9, 2023, and incorporated by reference herein
Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
Exhibit 101.INS	XBRL Instance Document	Filed herewith
Exhibit 101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MVB Financial Corp.

Date:	May 10, 2023	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)