Form 10-Q
period 2023-06-30
MVB FINANCIAL CORP
filed 2023-08-08
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of August 7, 2023, there were 12,719,823 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	industry factors and general economic and political conditions and events (such as economic slowdowns or recessions, volatility of market interest rates and inflation) nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	legislative or regulatory changes, including the possibility of increased oversight due to the evolving nature and complexity of our business model and heightened regulatory scrutiny in financial technology (“FinTech”) and banking-as-a-service sectors, and our ability to recruit and retain employees with industry expertise to comply with such legislation and regulatory scrutiny;
●	the impacts related to or resulting from recent bank failures and other volatility, which could affect the ability of depository institutions, including us, to attract and retain depositors, which could adversely affect our liquidity, business, financial condition and results of operations.
●	our ability to adapt to technological change and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in FinTech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, major developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict, including the continuing escalation and conflict in Ukraine;
●	climate change, severe weather and natural disasters, which could have a material adverse effect on our business, financial condition and results of operations;
●	changes in the economy and any governmental or societal responses to global health crises and pandemics, which could directly or indirectly impact credit quality trends and the ability to generate loans and gather deposits;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits;
●	the quality and composition of our loan and securities portfolios;
●	our ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	our ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the transition away from the London Inter-bank Offered Rate (“LIBOR”) and to the Secured Overnight Financing Rate (“SOFR”) as the primary interest rate benchmark;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;

●	risks associated with the termination of the merger agreement with Integrated Financial Holdings, Inc., including impact on the market price of our common stock, ability to retain customers, litigation, reputational and regulatory risks, as well as potential adverse reactions from customers, business partners and others resulting from the termination;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	risks related to our dependence on our information technology and telecommunications systems and the potential for any system failures or interruptions, as well as operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including third-party vendors and other entities that we rely on, that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	risks, uncertainties and losses involved with the developing digital assets industry, including the evolving regulatory framework;
●	failure or circumvention of internal controls;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of adopting the current expected credit losses standard; and
●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,278	$5,290
Interest-bearing balances with banks	447,557	34,990
Total cash and cash equivalents	455,835	40,280
Investment securities available-for-sale	329,137	379,814
Equity securities	41,082	38,744
Loans held-for-sale	7,009	23,126
Loans receivable	2,312,387	2,372,645
Allowance for credit losses	(30,294)	(23,837)
Loans receivable, net	2,282,093	2,348,808
Premises and equipment, net	22,407	23,630
Bank-owned life insurance	43,746	43,239
Equity method investments	76,413	76,223
Accrued interest receivable and other assets	91,287	87,833
Assets from discontinued operations	—	4,315
Goodwill	2,838	2,838
TOTAL ASSETS	$3,351,847	$3,068,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$987,555	$1,231,544
Interest-bearing	1,971,384	1,338,938
Total deposits	2,958,939	2,570,482
Accrued interest payable and other liabilities	31,564	36,112
Repurchase agreements	4,798	10,037
FHLB and other borrowings	—	102,333
Subordinated debt	73,414	73,286
Senior term loan	8,835	9,765
Liabilities from discontinued operations	—	5,444
Total liabilities	3,077,550	2,807,459

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 and 20,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 13,567,839 and 12,719,823 shares issued and outstanding, respectively, as of June 30, 2023 and 13,466,281 and 12,618,265 shares issued and outstanding, respectively, as of December 31, 2022	13,568	13,466
Additional paid-in capital	158,572	157,152
Retained earnings	153,414	144,911
Accumulated other comprehensive loss	(34,464)	(37,704)
Treasury stock - 848,016 shares as of June 30, 2023 and December 31, 2022, at cost	(16,741)	(16,741)
Total equity attributable to parent	274,349	261,084
Noncontrolling interest	(52)	307
Total stockholders' equity	274,297	261,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,351,847	$3,068,850
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$39,321	$25,837	$78,016	$47,285
Interest on deposits with banks	5,542	313	8,695	540
Interest on investment securities	1,229	838	3,077	1,486
Interest on tax-exempt loans and securities	939	1,102	2,006	2,041
Total interest income	47,031	28,090	91,794	51,352

INTEREST EXPENSE
Interest on deposits	16,450	661	26,603	1,317
Interest on short-term borrowings	—	9	888	14
Interest on subordinated debt	801	760	1,600	1,513
Interest on senior term loan	198	—	392	—
Total interest expense	17,449	1,430	29,483	2,844

NET INTEREST INCOME	29,582	26,660	62,311	48,508
Provision (release of allowance) for credit losses	(4,235)	5,100	341	6,380
Net interest income after provision (release of allowance) for credit losses	33,817	21,560	61,970	42,128

NONINTEREST INCOME
Payment card and service charge income	3,503	4,015	7,113	6,657
Insurance and investment services income	78	218	170	472
Gain (loss) on sale of available-for-sale securities, net	—	—	(1,536)	650
Gain (loss) on sale of equity securities, net	(294)	100	(294)	100
Loss on derivatives, net	—	—	(100)	—
Gain (loss) on sale of loans, net	(989)	1,405	(1,345)	2,488
Holding gain (loss) on equity securities	160	(26)	(148)	(85)
Compliance and consulting income	996	1,180	2,012	2,414
Equity method investments income	1,873	549	680	1,687
Loss on divestiture activity	(986)	—	(986)	—
Equity method investments gain	—	71	—	1,874
Other operating income	2,078	1,872	3,920	2,406
Total noninterest income	6,419	9,384	9,486	18,663

NONINTEREST EXPENSES
Salaries and employee benefits	15,746	16,585	32,492	32,312
Occupancy expense	1,090	907	1,882	1,879
Equipment depreciation and maintenance	1,451	1,252	2,908	2,464
Data processing and communications	1,118	1,055	2,266	2,071
Professional fees	3,948	3,726	6,899	7,743
Insurance, tax and assessment expense	1,131	614	2,035	1,150
Travel, entertainment, dues and subscriptions	2,137	2,045	4,059	3,713
Other operating expenses	3,661	1,788	6,058	3,897
Total noninterest expense	30,282	27,972	58,599	55,229
Income before income taxes	9,954	2,972	12,857	5,562

Income taxes	1,956	699	2,421	1,379
Net income from continuing operations	7,998	2,273	10,436	4,183
Income from discontinued operations before income taxes	—	678	11,831	1,664
Income taxes from discontinued operations	—	160	3,049	385
Net income from discontinued operations	—	518	8,782	1,279
Net income	7,998	2,791	19,218	5,462
Net loss attributable to noncontrolling interest	114	165	236	358
Net income attributable to parent	$8,112	$2,956	$19,454	$5,820

Earnings per share from continuing operations - basic	$0.64	$0.20	$0.84	$0.37
Earnings per share from discontinued operations - basic	$—	$0.04	$0.69	$0.11
Earnings per common shareholder - basic	$0.64	$0.24	$1.54	$0.48
Earnings per share from continuing operations - diluted	$0.63	$0.19	$0.82	$0.35
Earnings per share from discontinued operations - diluted	$—	$0.04	$0.68	$0.10
Earnings per common shareholder - diluted	$0.63	$0.23	$1.50	$0.45
Weighted-average shares outstanding - basic	12,689,669	12,176,805	12,656,698	12,135,223
Weighted-average shares outstanding - diluted	12,915,294	12,895,581	12,959,725	12,870,892

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income before noncontrolling interest	$7,998	$2,791	$19,218	$5,462

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(5,381)	(16,631)	2,323	(34,150)
Reclassification adjustment for gain (loss) recognized in income	294	—	1,830	(650)
Change in defined benefit pension plan	371	320	343	689
Reclassification adjustment for amortization of net actuarial loss recognized in income	29	107	58	214
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	45	(187)	(289)	(197)
Other comprehensive income (loss), before tax	(4,642)	(16,391)	4,265	(34,094)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	1,294	4,194	(558)	8,298
Reclassification adjustment for gain (loss) recognized in income	(71)	—	(440)	152
Change in defined benefit pension plan	(89)	(81)	(82)	(167)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(7)	(27)	(14)	(52)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(11)	47	69	49
Income taxes related to items of other comprehensive income (loss):	1,116	4,133	(1,025)	8,280

Total other comprehensive income (loss), net of tax	(3,526)	(12,258)	3,240	(25,814)

Comprehensive income attributable to noncontrolling interest	114	165	236	358

Comprehensive income (loss)	$4,586	$(9,302)	$22,694	$(19,994)

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	13,466,281	$13,466	$157,152	$144,911	$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391

Net income (loss)	—	—	—	11,342	—	—	—	11,342	(122)	11,220
Other comprehensive income	—	—	—	—	6,766	—	—	6,766	—	6,766
Dividends on common stock ($0.17 per share)	—	—	—	(2,146)	—	—	—	(2,146)	—	(2,146)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	831	—	—	—	—	831	—	831
Stock-based compensation related to equity method investments	—	—	69	—	—	—	—	69	—	69
Common stock options exercised	4,450	4	66	—	—	—	—	70	—	70
Restricted stock units vested	43,882	44	(44)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(13,416)	(13)	(230)	—	—	—	—	(243)	—	(243)
Balance at March 31, 2023	13,501,197	$13,501	$157,844	$147,465	$(30,938)	848,016	$(16,741)	$271,131	$185	$271,316

Net income (loss)	—	—	—	8,112	—	—	—	8,112	(114)	7,998
Other comprehensive loss	—	—	—	—	(3,526)	—	—	(3,526)	—	(3,526)
Dividends on common stock ($0.17 per share)	—	—	—	(2,163)	—	—	—	(2,163)	—	(2,163)
Stock-based compensation	—	—	792	—	—	—	—	792	—	792
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	3,000	3	40	—	—	—	—	43	—	43
Restricted stock units vested	86,520	87	(87)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(22,878)	(23)	(415)	—	—	—	—	(438)	—	(438)
Redemption of noncontrolling interest	—	—	294	—	—	—	—	294	(123)	171
Balance at June 30, 2023	13,567,839	$13,568	$158,572	$153,414	$(34,464)	848,016	$(16,741)	$274,349	$(52)	$274,297

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	12,934,966	$12,935	$143,521	$138,219	$(3,606)	848,016	$(16,741)	$274,328	$975	$275,303

Net income (loss)	—	—	—	2,864	—	—	—	2,864	(193)	2,671
Other comprehensive loss	—	—	—	—	(13,556)	—	—	(13,556)	—	(13,556)
Dividends on common stock ($0.17 per share)	—	—	—	(2,059)	—	—	—	(2,059)	—	(2,059)
Stock-based compensation	—	—	674	—	—	—	—	674	—	674
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	56,174	56	669	—	—	—	—	725	—	725
Balance at March 31, 2022	12,991,140	$12,991	$144,968	$139,024	$(17,162)	848,016	$(16,741)	$263,080	$782	$263,862

Net income (loss)	—	—	—	2,956	—	—	—	2,956	(165)	2,791
Other comprehensive loss	—	—	—	—	(12,258)	—	—	(12,258)	—	(12,258)
Dividends on common stock ($0.17 per share)	—	—	—	(2,076)	—	—	—	(2,076)	—	(2,076)
Stock-based compensation	—	—	757	—	—	—	—	757	—	757
Stock-based compensation related to equity method investments	—	—	173	—	—	—	—	173	—	173
Common stock options exercised	30,200	30	362	—	—	—	—	392	—	392
Restricted stock units vested	73,300	73	(73)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(17,596)	(17)	(674)	—	—	—	—	(691)	—	(691)
Stock purchase from noncontrolling interest	—	—	(33)	—	—	—	—	(33)	(7)	(40)
Balance at June 30, 2022	13,077,044	$13,077	$145,480	$139,904	$(29,420)	848,016	$(16,741)	$252,300	$610	$252,910

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income before noncontrolling interest	$19,218	$5,462
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	988	1,320
Net amortization of deferred loan costs	831	1,269
Provision for credit losses	341	6,380
Depreciation and amortization	2,683	1,780
Stock-based compensation	1,623	1,431
Stock-based compensation related to equity method investments	173	277
Loans originated for sale	(402)	(28,308)
Proceeds of loans held-for-sale sold	23,562	45,361
Holding loss on equity securities	148	85
(Gain) loss on sale of available-for-sale securities, net	1,536	(650)
(Gain) loss on sale of equity securities, net	294	(100)
Gain on sale of loans held-for-sale	(154)	(2,488)
Loss on sale of loans held for investment	1,499	—
Gain on sale of discontinued operations	(11,800)	—
Loss on divestiture activity	986	—
Gain on sale of other real estate owned	(138)	(2)
Income on bank-owned life insurance	(507)	(487)
Deferred income taxes	59	12
Equity method investments income	(680)	(1,687)
Equity method investments gain	—	(1,874)
Return on equity method investments	308	3,775
Other assets	(6,552)	(19,913)
Other liabilities	(3,403)	(22,188)
Net cash from operating activities	30,613	(10,545)
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(60,425)	(67,867)
Net maturities/paydowns of available-for-sale investment securities	55,791	14,874
Sales of available-for-sale investment securities	54,531	60,635
Purchases of premises and equipment	(1,213)	(2,109)
Disposals of premises and equipment	425	—
Net change in loans	55,030	(374,878)
Proceeds of loans held for investment sold	9,502	—
Purchases of restricted bank stock	—	(2,962)
Redemptions of restricted bank stock	—	2,325
Proceeds from maturities of certificates of deposit with banks	—	2,223
Proceeds from sale of other real estate owned	385	1,004
Purchase of equity securities	(300)	(2,859)
Proceeds from sale of equity securities	206	1,100
Net cash transferred for sale of discontinued operations	(3,935)	—
Net cash transferred in divestiture activity	(8)	—
Net cash from investing activities	109,989	(368,514)
FINANCING ACTIVITIES
Net increase in deposits	388,457	237,365
Net change in repurchase agreements	(5,239)	(233)
Net change in FHLB and other borrowings	(102,333)	—
Principal payments on senior term loan	(956)	—
Common stock options exercised	113	1,117
Withholding cash issued in lieu of restricted stock	(680)	(691)
Cash dividends paid on common stock	(4,309)	(4,135)

Redemption of noncontrolling interest	(100)	—
Stock purchase from noncontrolling interest	—	(40)
Net cash from financing activities	274,953	233,383
Net change in cash and cash equivalents	415,555	(145,676)
Cash and cash equivalents, beginning of period	40,280	307,437
Cash and cash equivalents, end of period	$455,835	$161,761

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$30,233	$3,450
Income taxes	10,235	316

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	4,154	36,355
Restricted stock units vested	131	73
Employee stock-based compensation tax withholding obligations	(36)	(17)
Impact of adopting ASC 326, net of tax	6,642	—
Creation of servicing assets from loan sales	406	—
Loans transferred to loans held-for-sale	7,909	7,957
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, LLC (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC, (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”). Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”) and MVB Technology, LLC ("MVB Technology"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”).

Edge Ventures serves as a management company providing oversight, alignment and structure for MVB’s Fintech companies and allocates resources to help incubate venture businesses and technologies acquired and developed by MVB.

Through our professional services entities, which include Paladin Fraud and Trabian, we provide consulting solutions to assist Fintech and corporate clients in building digital products and meeting their fraud defense needs.

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance). In May 2023, MVB entered into an agreement with Flexia, to facilitate the divestiture of MVB’s interests in the ongoing business of Flexia. Refer to Note 14 – Acquisition & Divestiture Activity.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech team specializes in providing banking services to corporate Fintech clients, with a primary focus on operational risk management and compliance. Managing banking relationships with clients in the payments, digital savings, digital assets, crowd funding, lottery and gaming industries is complex, from both an operational and regulatory perspective. We believe that the complexity of serving these industries causes them to be underserved with quality banking services and provides us with a significantly expanded pool of potential customers. When serviced in a safe and efficient manner, we believe these industries provide a source of stable, lower cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from both an operational and regulatory perspective.

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

Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Wholly-owned investments or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

The Bank owns an 80.8% interest in Trabian, which grants us a controlling interest. Accordingly, we are required to consolidate 100% of Trabian within the consolidated financial statements. The remaining interests of Trabian are accounted for separately as noncontrolling interest within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of June 30, 2023, we held three equity method investments.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. As of June 30, 2023, all loans and other relevant financial instruments that referenced LIBOR have been transitioned to the secured overnight financing rate (“SOFR”).

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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structure Using the Proportional Amortization Method. The amendments allow registrants the option to apply the proportional amortization method to account for all types of investments in tax credit structures if certain conditions are met. Prior to these amendments, the option to use the proportional amortization method was limited to only investments in low-income-housing tax credit structures. Under the proportional amortization method, entities amortize the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognize the net amortization and income tax credits and other benefits in the income statement as a component of income tax expense or benefit. The amendment is effective for fiscal years beginning after December 15, 2023. We do not currently expect these amendments to have a material impact on our consolidated financial statements.

Adoption of New Accounting Pronouncement

In January 2023, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures all of which clarify codification and correct unintended application of the guidance. Collectively, upon adoption, these updates comprise Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses ("ASC 326"). The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated (“PCD”) loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. We formed a cross-functional implementation team. This cross-functional team has completed testing the model and has executed the implementation plan, which included assessment and documentation of processes, internal controls and data sources; model testing and documentation; and system configuration, among other things. We completed the process of implementing a third-party vendor solution to assist us in the application of this standard. Adoption of this pronouncement resulted in an increase in the ACL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

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

In June 2023, we adopted ASU 2022-01, Fair Value Hedging – Portfolio Layer Method, upon entering into an interest rate swap to hedge the fair value of fixed rate mortgages included in a closed portfolio for changes in the SOFR benchmark interest rate component of the mortgages. This ASU amends the guidance in ASU 2017-12 and expands what it now calls the portfolio layer method (previously the last-of-layer method) to allow entities to hedge multiple layers of a closed portfolio of assets. It also allows for the use of an amortizing notional swap when entering into a portfolio layer method hedge. Thus, the interest rate swap is considered a hedge of a single layer of the closed portfolio of fixed rate loans. We applied this ASU to the derivatives we entered into during June 2023 as further described in Note 10 - Fair Value Measurements below. There were no instruments on the balance sheet that were subject to this ASU prior to June 2023.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,844	$6	$(6,376)	$38,474
United States sponsored mortgage-backed securities	65,715	—	(11,349)	54,366
United States treasury securities	106,552	—	(8,523)	98,029
Municipal securities	136,352	4,232	(19,518)	121,066
Corporate debt securities	9,071	—	(170)	8,901
Other debt securities	7,500	—	—	7,500
Total debt securities	370,034	4,238	(45,936)	328,336
Other securities	801	—	—	801
Total investment securities available-for-sale	$370,835	$4,238	$(45,936)	$329,137

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$51,436	$15	$(6,637)	$44,814
United States sponsored mortgage-backed securities	68,267	—	(11,696)	56,571
United States treasury securities	130,689	48	(9,828)	120,909
Municipal securities	157,842	2,412	(21,618)	138,636
Corporate debt securities	10,570	10	(20)	10,560
Other debt securities	7,500	—	—	7,500
Total debt securities	426,304	2,485	(49,799)	378,990
Other securities	824	—	—	824
Total investment securities available-for-sale	$427,128	$2,485	$(49,799)	$379,814

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$4,704	$4,701
After one year, but within five years	112,082	103,496
After five years, but within ten years	39,867	35,626
After ten years	213,381	184,513
Total	$370,034	$328,336

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $212.0 million and $91.3 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of June 30, 2023, the details of which are included in the following table. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the allowance for credit losses on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

Although these securities would result in a pre-tax loss of $45.9 million if sold at June 30, 2023, declines in the fair value of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no allowance for credit losses as of June 30, 2023.

The following tables show available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	June 30, 2023
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (25)	$272	$—	$36,479	$(6,376)
United States sponsored mortgage-backed securities (48)	2,362	(22)	52,004	(11,327)
United States treasury securities (23)	—	—	98,028	(8,523)
Municipal securities (155)	2,890	(6,810)	85,784	(12,708)
Corporate debt securities (7)	2,429	(142)	1,472	(28)
Total	$7,953	$(6,974)	$273,767	$(38,962)

	December 31, 2022
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (32)	$21,287	$(1,937)	$19,423	$(4,700)
United States sponsored mortgage-backed securities (51)	6,953	(852)	49,618	(10,844)
United States treasury securities (29)	11,936	(130)	102,092	(9,698)
Municipal securities (173)	65,930	(7,507)	41,184	(14,111)
Corporate debt securities (3)	2,380	(20)	—	—
Total	$108,486	$(10,446)	$212,317	$(39,353)

The following table summarizes investment sales, related gains and losses and unrealized holding gains for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds from sales of available-for-sale securities	$—	$—	$54,531	$60,635
Gains, gross	—	—	—	717
Losses, gross	—	—	1,536	67

Proceeds from sales of equity securities	$206	$1,100	$206	$1,100
Gain, gross	—	100	—	100
Losses, gross	294	—	294	—

Unrealized holding gains (losses) on equity securities	160	(26)	(148)	(85)

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial:
Business	$845,107	$851,072
Real estate	616,034	632,839
Acquisition, development and construction	106,906	126,999
Total commercial	$1,568,047	$1,610,910
Residential real estate	674,090	606,970
Home equity lines of credit	16,651	18,734
Consumer	51,766	131,566
Total loans, excluding PCI	2,310,554	2,368,180
Purchased credit impaired loans:
Residential real estate	—	2,482
Total purchased credit impaired loans	—	2,482
Total Loans	$2,310,554	$2,370,662
Deferred loan origination costs, net	1,833	1,983
Loans receivable	$2,312,387	$2,372,645

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

The following table presents impaired loans by class segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods shown:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial
Business	$3,436	$1,253	$7,015	$10,451	$15,324
Real estate	1,240	222	125	1,365	1,470
Acquisition, development and construction	—	—	—	—	1,415
Total commercial	4,676	1,475	7,140	11,816	18,209
Residential real estate	—	—	2,603	2,603	2,671
Home equity lines of credit	—	—	90	90	94
Consumer	1,347	268	4	1,351	1,351
Total impaired loans	$6,023	$1,743	$9,837	$15,860	$22,325

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods shown:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$11,015	$—	$—	$10,741	$—	$—
Real estate	1,597	16	15	1,681	33	33
Acquisition, development and construction	306	—	—	314	—	—
Total commercial	12,918	16	15	12,736	33	33
Residential	8,374	5	4	8,372	10	9
Home equity	159	—	—	174	—	—
Consumer	754	—	—	593	—	—
Total	$22,205	$21	$19	$21,875	$43	$42

As of June 30, 2023, the Bank’s other real estate owned balance totaled $0.9 million, substantially all of which was related to our acquisition of The First State Bank (“First State”) in 2020. The Bank held $0.8 million, or 89%, of other real estate owned as a result of the foreclosure of two unrelated commercial loans. The remaining $0.1 million, or 11%, consists of two foreclosed residential real estate property. As of June 30, 2023, there were two residential mortgages in the process of foreclosure with loan balances totaling $0.2 million.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2023
Commercial business:
Risk rating:
Pass	$67,617	$265,932	$141,159	$29,974	$17,500	$66,225	$235,707	$—	$824,114
Special Mention	—	1,395	83	711	98	4,502	—	—	6,789
Substandard	—	232	475	—	5,290	5,485	—	—	11,482
Doubtful	—	—	1,144	264	—	1,314	—	—	2,722
Total commercial business loans	$67,617	$267,559	$142,861	$30,949	$22,889	$77,526	$235,707	$—	$845,107
Gross charge-offs	$—	$—	$116	$141	$—	$11	$—		$268

Commercial real estate:
Risk rating:
Pass	$32,028	$157,930	$231,805	$12,251	$26,729	$113,943	$—	$—	$574,686
Special Mention	—	—	—	—	6,859	15,123	—	—	21,982
Substandard	—	—	—	—	—	19,366	—	—	19,366
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$32,028	$157,930	$231,805	$12,251	$33,588	$148,432	$—	$—	$616,034
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$1,943	$32,930	$44,498	$21,945	$3,128	$1,653	$—	$—	$106,097
Special Mention	—	—	—	—	—	10	—	—	10
Substandard	—	—	—	—	—	799	—	—	799
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$1,943	$32,930	$44,498	$21,945	$3,128	$2,462	$—	$—	$106,906
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
June 30, 2023
Residential Real Estate:
Risk rating:
Pass	$61,630	$426,251	$105,465	$39,932	$7,549	$25,496	$—	$—	$666,323
Special Mention	—	—	—	3,924	1,382	735	—	—	6,041
Substandard	—	—	—	83	153	912	—	—	1,148
Doubtful	—	—	—	—	—	578	—	—	578
Total residential real estate loans	$61,630	$426,251	$105,465	$43,939	$9,084	$27,721	$—	$—	$674,090
Gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$—	$22

Home equity lines of credit:
Risk rating:
Pass	$—	$37	$—	$—	$174	$866	$15,265	$—	$16,342
Special Mention	—	—	—	—	—	75	150	—	225
Substandard	—	—	—	—	—	84	—	—	84
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$37	$—	$—	$174	$1,025	$15,415	$—	$16,651
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$8,860	$33,732	$8,011	$2	$56	$87	$—	$—	$50,748
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	160	801	54	—	—	2	—	—	1,017
Doubtful	—	—	—	—	—	1	—	—	1
Total consumer loans	$9,020	$34,533	$8,065	$2	$56	$90	$—	$—	$51,766
Gross charge-offs	$217	$6,772	$1,268	$—	$—	$—	$—	$—	$8,257

Total:
Risk rating:
Pass	$172,078	$916,812	$530,938	$104,104	$55,136	$208,270	$250,972	$—	$2,238,310
Special Mention	—	1,395	83	4,635	8,339	20,445	150	—	35,047
Substandard	160	1,033	529	83	5,443	26,648	—	—	33,896
Doubtful	—	—	1,144	264	—	1,893	—	—	3,301
Total consumer loans	$172,238	$919,240	$532,694	$109,086	$68,918	$257,256	$251,122	$—	$2,310,554
Gross charge-offs	$217	$6,772	$1,384	$141	$—	$33	$—	$—	$8,547

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

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
June 30, 2023
Commercial
Business	$834,448	$239	$4,554	$5,866	$10,659	$845,107	$10,801	$—	$3,825	$—
Real estate	616,034	—	—	—	—	616,034	—	—	—	—
Acquisition, development and construction	106,107	799	—	—	799	106,906	—	—	—	—
Total commercial	1,556,589	1,038	4,554	5,866	11,458	1,568,047	10,801	—	3,825	—
Residential real estate	672,516	—	—	1,574	1,574	674,090	1,659	—	—	—
Home equity lines of credit	16,651	—	—	—	—	16,651	169	—	—	—
Consumer	43,140	5,320	2,291	1,015	8,626	51,766	1,017	—	—	—
Total loans	$2,288,896	$6,358	$6,845	$8,455	$21,658	$2,310,554	$13,646	$—	$3,825	$—

The following table presents the aging of recorded investment in loans, including accruing and nonaccrual loans, as of the period shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2022
Commercial
Business	$850,112	$—	$960	$—	$960	$851,072	$7,528	$—
Real estate	632,839	—	—	—	—	632,839	—	—
Acquisition, development and construction	126,999	—	—	—	—	126,999	—	—
Total commercial	1,609,950	—	960	—	960	1,610,910	7,528	—
Residential real estate	606,554	1,820	1,078	—	2,898	609,452	2,196	—
Home equity lines of credit	18,131	603	—	—	603	18,734	90	—
Consumer	120,504	6,848	2,867	1,347	11,062	131,566	1,351	—
Total loans	$2,355,139	$9,271	$4,905	$1,347	$15,523	$2,370,662	$11,165	$—

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

The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of June 30, 2023, the Bank expects the markets in which it operates will experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies, over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
June 30, 2023
Commercial
Business	$1,434	$3,952	$900	$238	$264	$6,788	$2,666
Total commercial	$1,434	$3,952	$900	$238	$264	$6,788	$2,666
Residential	1,599	—	—	—	—	1,599	391
Consumer	—	1,015	—	—	—	1,015	199
Total	$3,033	$4,967	$900	$238	$264	$9,402	$3,256

Collateral value	$2,503	$9,312	$—	$178	$451	$12,444

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at June 30, 2023 and $0.1 million at December 31, 2022.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the allowance for credit losses calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the allowance for credit loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2023 and December 31, 2022, the liability for unfunded commitments related to loans held for investment was $1.4 million and $0.5 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Provision (release of allowance) for credit losses	2,186	180	355	2,721	(86)	(14)	(2,153)	468
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Charge-offs	(268)	—	—	(268)	(22)	—	(8,257)	(8,547)
Recoveries	35	13	—	48	—	2	5,587	5,637
ACL at June 30, 2023	$11,308	$3,051	$1,707	$16,066	$7,168	$114	$6,946	$30,294

(Dollars in thousands)
ACL balance at March 31, 2023	$9,918	$3,177	$1,640	$14,735	$7,618	$119	$13,041	$35,513
Provision (release of allowance) for credit losses	1,504	(133)	67	1,438	(450)	(6)	(4,969)	(3,987)
Charge-offs	(127)	—	—	(127)	—	—	(3,573)	(3,700)
Recoveries	13	7	—	20	—	1	2,447	2,468
ACL balance at June 30, 2023	$11,308	$3,051	$1,707	$16,066	$7,168	$114	$6,946	$30,294

During the three and six months ended June 30, 2023, there was a $0.2 million and $0.1 million release of allowance related to unfunded commitments, respectively. Substantially all of the charge-offs during three and six months ended June 30, 2023 are related to our subprime automobile portfolio of loans.

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

Purchased Credit Impaired Loans

The carrying amount of purchased credit impaired loans ("PCI") outstanding at June 30, 2022 was $5.8 million.

The following table presents the accretable yield, or income expected to be collected, during the periods shown:

(Dollars in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning balance	$6,253	$6,505
Accretion of income	(985)	(1,793)
Accretion from disposals	(1,041)	(1,041)
Disposals	(1,271)	(1,271)
Other changes in expected cash flows	(1,047)	(491)
Ending balance	1,909	1,909

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment for the PCI loan portfolio as of the periods indicated:

	Commercial			Residential	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Total Commercial
ALL balance as of December 31, 2021	—	—	—	544	119	663
Release	—	—	—	(544)	(119)	(663)
ALL balance as of June 30, 2022	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—

(Dollars in thousands)
ALL balance as of March 31, 2022	112	53	165	323	126	614
Release	(112)	(53)	(165)	(323)	(126)	(614)
ALL balance as of June 30, 2022	—	—	—	—	—	—

Loan Modifications for Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing concessions that allow for the borrower to lower their payment obligations for a defined period, these may include, but are not limited to: principal forgiveness, payment delays, term extensions, interest rate reductions and any combinations of the preceding.

The following tables summarize the amortized cost basis of loans that were modified during three and six months ended June 30, 2023:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
June 30, 2023
Commercial
Business	$—	$4,563	$—	$—	$4,563	1%
Real estate	—	11,376	—	—	11,376	2%
Total commercial	—	15,939	—	—	15,939	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$15,939	$—	$—	$15,939	1%

The above table presents the amortized cost basis of loans at June 30, 2023 that were experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable. Five loans to unrelated borrowers received payment delay modifications in the three and six months ended June 30, 2023, including four commercial loans with government guarantees totaling $4.6 million and one loan secured by commercial office real estate totaling $11.4 million.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the period shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
June 30, 2023
Commercial
Business	$—	$2,075	$—	$2,075
Total commercial	—	2,075	—	2,075
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,075	$—	$2,075

As of June 30, 2023, there is one modified loan past due, with an amortized costs basis of $2.1 million. This is a commercial note with a government guarantee and is considered non-accrual as of June 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
June 30, 2023
Commercial
Business	$—	$2,075	$—	$—	$2,075
Real estate	—	—	—	—	—
Total commercial	—	2,075	—	—	2,075
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,075	$—	$—	$2,075

As of June 30, 2023, there is one modified loan that has defaulted, with an amortized costs basis of $2.1 million. This is a commercial note with a government guarantee and is considered non-accrual as of June 30, 2023. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Troubled Debt Restructurings

Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, which eliminated the accounting guidance for TDRs, while prior period amounts continue to be reported in accordance with the TDR model.

At December 31, 2022, the Bank had specific reserve allocations for TDRs of $0.4 million. Loans considered to be troubled debt restructured loans totaled $10.4 million as of December 31, 2022. Of the total, $4.7 million represents accruing troubled debt restructured loans and represent 45% of total impaired loans at December 31, 2022. Meanwhile, as of December 31, 2022, $5.7 million represents nine loans to seven borrowers that have defaulted under the restructured terms. The largest of these loans is a $1.9 million restructured commercial loan to a company previously dependent on the coal industry, which is now structured as an unsecured loan. Three of these loans to an unrelated borrower, totaling $3.1 million, are restructured equipment loans to a borrower in the coal industry, which was provided extended interest-only terms to allow time for the collateral equipment to be sold. There is a commercial loan totaling $0.5 million secured by government lease payments that previously defaulted and is now making restructured payments. The four remaining unrelated borrowers have a single loan each, totaling $0.2 million. These borrowers have experienced continued financial difficulty and were considered non-performing loans as of December 31, 2022.

During the six months ended June 30, 2022, no additional loans were classified as TDRs and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	17,666	17,549
Software	6,598	6,019
Construction in progress	521	508
Leasehold improvements	2,836	2,836
	44,479	43,770
Accumulated depreciation	(22,072)	(20,140)
Premises and equipment, net	$22,407	$23,630

We lease certain premises and equipment under operating and finance leases. At June 30, 2023, we had lease liabilities totaling $14.5 million and right-of-use assets totaling $13.3 million, substantially all of which $13.2 million was related to operating leases. At June 30, 2023, the weighted-average remaining lease term for operating leases was 11.1 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%.

At December 31, 2022, we had lease liabilities totaling $15.0 million and right-of-use assets totaling $13.9 million, substantially all of which was related to operating leases. At December 31, 2022, the weighted-average remaining lease term for operating leases was 11.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%.

Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

The following table presents lease costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Amortization of right-of-use assets, finance leases	$1	$14	$7	$29
Operating lease cost	446	445	896	890
Short-term lease cost	2	8	8	14
Variable lease cost	10	10	19	19
Sublease income	(87)	—	(174)	—
Total lease cost	$372	$477	$756	$952

For operating leases with initial or remaining terms of one year or more as of June 30, 2023, the following table presents future minimum payments for the twelve month periods ended June 30:

(Dollars in thousands)	Operating Leases
2024	$829
2025	1,621
2026	1,618
2027	1,594
2028	1,625
2029 and thereafter	10,111
Total future minimum lease payments	$17,398
Less: Amounts representing interest	(2,921)
Present value of net future minimum lease payments	$14,477

Future minimum payments on finance leases as of June 30, 2023 were not material.

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

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Total revenues	$12,239	$22,063	$21,645	$44,179
Net income (loss)	(1,089)	1,938	$(4,171)	$5,169

Gain on sale of loans	7,240	14,872	$12,688	$29,961
Volume of loans sold	409,222	692,553	$712,004	$1,380,646

Our ownership percentage of ICM is 40% and it was determined that we have significant influence over the operations and decision making at ICM. Accordingly, the investment is accounted for as an equity method investment. Our share of ICM's net loss totaled $0.4 million and $1.7 million for the three and six months ended June 30, 2023, respectively and our share of ICM's net income totaled $0.7 million and $2.0 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the mortgage pipeline was $631.9 million and $678.3 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

(Dollars in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total revenues	$39,816	$75,333
Net income	6,243	8,925

Gain on sale of loans	12,464	25,146
Volume of loans sold	307,999	598,206

Our ownership percentage of Warp Speed is 37.5% and it was determined that we have significant influence over its operations and decision making. Accordingly, the investment is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income totaled $2.3 million and $3.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the mortgage pipeline was $116.9 million.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three and six months ended June 30, 2023 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$987,555	$1,231,544
Interest-bearing demand	639,814	720,074
Savings and money markets	624,276	284,447
Time deposits, including CDs and IRAs	707,294	334,417
Total deposits	$2,958,939	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$2,414	$4,386

The following table presents the maturities of time deposits for the twelve month periods ended June 30:

(Dollars in thousands)
2024	$402,287
2025	300,347
2026	1,617
2027	844
2028	1,959
Thereafter	240
Total	$707,294

As of June 30, 2023, overdrawn deposit accounts totaling $3.4 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. As of June 30, 2023, the Bank's maximum borrowing capacity with the FHLB was $766.4 million and the remaining borrowing capacity was $753.1 million, with the difference being deposit letters of credit.

Short-term borrowings

As of June 30, 2023, the Bank had no short-term borrowings with the FHLB and no borrowings under the federal funds rate purchased outstanding. As of December 31, 2022, the Bank had $102.3 million short-term borrowings with the FHLB and no borrowings under the federal funds rate purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at end of period	$—	$102,333
Average balance during the period	35,347	15,494
Maximum month-end balance	—	102,333
Weighted-average rate during the period	5.07%	2.82%
Weighted-average rate at end of period	—%	4.45%
Long-term borrowings

As of June 30, 2023 and December 31, 2022, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of June 30, 2023 and December 31, 2022, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $4.9 million and $10.4 million at June 30, 2023 and December 31, 2022, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at end of period	$4,798	$10,037
Average balance during the period	6,514	10,987
Maximum month-end balance	10,041	12,680
Weighted-average rate during the period	0.03%	0.05%
Weighted-average rate at end of period	0.01%	0.06%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at end of period	$73,414	$73,286
Average balance during the period	73,350	73,159
Maximum month-end balance	73,414	73,286
Weighted-average rate during the period	4.40%	4.20%
Weighted-average rate at end of period	3.97%	3.97%

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

In March 2007, we completed the private placement of $4.0 million Floating Rate, Trust Preferred Securities through our MVB Financial Statutory Trust I subsidiary (the “Trust”). We established the Trust for the sole purpose of issuing the Trust Preferred Securities pursuant to an Amended and Restated Declaration of Trust. The Trust Preferred Securities and the Debentures mature in 2037 and have been redeemable by us since 2012. Interest payments are due in March, June, September and December and are adjusted at the interest due dates at a rate of 0.26% plus Three-Month Term SOFR. The obligations we provide with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by us of the Trust’s obligations with respect to the trust preferred securities to the extent set forth in the related guarantees. The securities issued by the Trust are includable for regulatory purposes as a component of our Tier 1 capital.

Senior term loan

The following table presents information related to senior term loan as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at end of period	$8,835	$9,765
Average balance during the period	9,557	2,328
Maximum month-end balance	9,768	9,886
Weighted-average rate during the period	8.27%	7.00%
Weighted-average rate at end of period	8.57%	7.44%

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

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.3 million as of both June 30, 2023 and December 31, 2022, respectively. Service costs were not material for any periods covered by this report.

The following table presents information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of June 30, 2023 and 2022 for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest cost	$113	$85	226	170
Expected return on plan assets	(164)	(167)	(328)	(334)
Amortization of net actuarial loss	29	107	58	214
Net periodic benefit (income) cost	$(22)	$25	$(44)	$50
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and six months ended June 30, 2023 and 2022.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2023
Financial Assets:
Cash and cash equivalents	$455,835	$455,835	$455,835	$—	$—
Securities available-for-sale	329,137	329,137	—	294,719	34,418
Equity securities	41,082	41,082	4,837	—	36,245
Loans held-for-sale	7,009	7,009	—	7,009	—
Loans receivable, net	2,282,093	2,158,860	—	—	2,158,860
Servicing rights	1,911	1,972	—	—	1,972
Interest rate swap	9,372	9,372	—	9,372	—
Fair value hedge	219	219	—	219	—
Accrued interest receivable	16,102	16,102	—	2,391	13,711
FHLB Stock	2,168	2,168	—	2,168	—
Bank-owned life insurance	43,746	43,746	—	43,746	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$2,958,939	$2,623,395	$—	$2,623,395	$—
Repurchase agreements	4,798	4,798	—	4,798	—
Interest rate swap	8,429	8,429	—	8,429	—
Accrued interest payable	1,809	1,809	—	1,809	—
Senior term loan	8,835	8,667	—	8,667	—
Subordinated debt	73,414	63,539	—	63,539	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$40,280	$40,280	$40,280	$—	$—
Securities available-for-sale	379,814	379,814	—	344,471	35,343
Equity securities	38,744	38,744	5,382	—	33,362
Loans held-for-sale	23,126	24,898	—	24,898	—
Loans receivable, net	2,348,808	2,285,427	—	—	2,285,427
Servicing rights	1,616	1,634	—	—	1,634
Interest rate swap	8,427	8,427	—	8,427	—
Accrued interest receivable	12,617	12,617	—	2,778	9,839
Bank-owned life insurance	43,239	43,239	—	43,239	—
FHLB Stock	9,966	9,966	—	9,966	—
Embedded derivative	787	787	—	—	787

Financial liabilities:
Deposits	$2,570,482	$2,226,037	$—	$2,226,037	$—
Repurchase agreements	10,037	10,037	—	10,037	—
Fair value hedge	572	572	—	572	—
Interest rate swap	8,427	8,427	—	8,427	—
Accrued interest payable	2,558	2,558	—	2,558	—
FHLB and other borrowings	102,333	102,006	—	102,006	—
Senior term loan	9,765	9,765	—	9,765	—
Subordinated debt	73,286	64,330	—	64,330	—

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

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three and six months ended June 30, 2023. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and six months ended June 30, 2023. Valuation techniques are consistent with techniques used in prior periods.

Interest rate swap – Interest rate swaps are recorded at fair value based on third-party vendors who compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data. These instruments are included in accrued interest receivable and other assets and accrued interest payable and other liabilities, as applicable, on the consolidated balance sheet.

Fair value hedge – Treated like an interest rate swap, fair value hedges are recorded at fair value based on third-party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data. These instruments are included in loans receivable on the consolidated balance sheet.

Bank-owned life insurance - Life insurance where the bank is both the policy beneficiary and owner. Bank-owned life insurance is recorded at fair value on a recurring basis, and increases in cash surrender, contract value and net insurance proceeds at maturity are recorded as other income.

Embedded derivatives — Accounted for and recorded separately from the underlying contract as a derivative at fair value on a recurring basis. Fair values are determined using the Monte Carlo model valuation technique. The valuation methodology utilized includes significant unobservable inputs. These instruments are included in accrued interest receivable and other assets on the consolidated balance sheet and gains and losses are included in interest income on the consolidated statement of income.

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	June 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$38,474	$—	$38,474
United States sponsored mortgage-backed securities	—	54,366	—	54,366
United States treasury securities	98,029	—	—	98,029
Municipal securities	—	86,648	34,418	121,066
Corporate debt securities	—	8,901	—	8,901
Other securities	—	801	—	801
Equity securities	4,837	—	—	4,837
Interest rate swap	—	9,372	—	9,372
Fair value hedge	—	219	—	219
Bank-owned life insurance	—	43,746	—	43,746
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swap	—	8,429	—	8,429

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$44,814	$—	$44,814
United States sponsored mortgage-backed securities	—	56,571	—	56,571
United States treasury securities	—	120,909	—	120,909
Municipal securities	—	103,293	35,343	138,636
Corporate debt securities	—	10,560	—	10,560
Other securities	—	824	—	824
Equity securities	5,382	—	—	5,382
Interest rate swap	—	8,427	—	8,427
Bank-owned life insurance	—	43,239	—	43,239
Embedded derivative	—	—	787	787
Liabilities:
Interest rate swap	—	8,427	—	8,427
Fair value hedge	—	572	—	572

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at March 31, 2023	$36,458	$648	$37,106
Realized and unrealized loss included in earnings	1	—	1
Maturities/calls	(700)	—	(700)
Unrealized loss included in other comprehensive income (loss)	(1,341)	—	(1,341)
Balance at June 30, 2023	$34,418	$648	$35,066

Balance at December 31, 2022	$35,343	$787	$36,130
Realized and unrealized loss included in earnings	1	(139)	(138)
Maturities/calls	(767)	—	(767)
Unrealized loss included in other comprehensive income (loss)	(159)	—	(159)
Balance at June 30, 2023	$34,418	$648	$35,066

Balance at March 31, 2022	$39,668	$—	$39,668
Realized and unrealized gain included in earnings	1	—	1
Purchase of securities	186	—	186
Maturities/calls	(785)	—	(785)
Unrealized loss included in other comprehensive income (loss)	(2,035)	—	(2,035)
Balance at June 30, 2022	$37,035	$—	$37,035

Balance at December 31, 2021	$41,763	$—	$41,763
Realized and unrealized gains included in earnings	8	—	8
Purchase of securities	1,048	—	1,048
Maturities/calls	(3,075)	—	(3,075)
Unrealized loss included in other comprehensive income	(2,709)	—	(2,709)
Balance at June 30, 2022	$37,035	$—	$37,035

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

The following table presents the fair value of these assets as of the periods shown:

	June 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$6,146	$6,146
Other real estate owned	—	—	947	947
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	36,245	36,245

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,117	$14,117
Other real estate owned	—	—	1,194	1,194
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	33,362	33,362

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2023
Nonrecurring measurements:
Collateral-dependent loans	$6,146	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$947	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$36,245	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$34,418	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2022
Nonrecurring measurements:
Impaired loans	$14,117	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,194	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$33,362	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$35,343	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$787	Monte Carlo pricing model	Deferred payment	$0 - $51.9 million
			Volatility	58%
			Term	5 years
			Risk free rate	3.95%

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

Fair Value Hedges of Interest Rate Risk

We are exposed to changes in the fair value of fixed rate mortgages included in a closed portfolio due to changes in benchmark interest rates. In June 2023, we entered into three fixed portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on these instruments attributable to the designated interest rate. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

We designated the fair value swaps under the portfolio layer method (“PLM”). The total notional amount of the three swaps was $148.5 million as of June 30, 2023, one of which is amortizing and included a $1.5 million amortization adjustment to the notional amount at June 30, 2023. Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying values of the fair value swaps on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed Rate Assets	$508,971	$148,547	$(870)	$—	$—	$—

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except shares and per share data)	2023	2022	2023	2022
Numerator for earnings per share:
Net income from continuing operations	$7,998	$2,273	$10,436	$4,183
Net loss attributable to noncontrolling interest	114	165	236	358
Net income available to common shareholders	8,112	2,438	10,672	4,541
Net income from discontinued operations available to common shareholders - basic and diluted	—	518	8,782	1,279
Net income available to common shareholders	$8,112	$2,956	$19,454	$5,820

Denominator:
Weighted-average shares outstanding - basic	12,689,669	12,176,805	12,656,698	12,135,223
Effect of dilutive securities	225,625	718,776	303,027	735,669
Weighted-average shares outstanding - diluted	12,915,294	12,895,581	12,959,725	12,870,892

Earnings per share from continuing operations - basic	$0.64	$0.20	$0.84	$0.37
Earnings per share from discontinued operations - basic	$—	$0.04	$0.69	$0.11
Earnings per common share - basic	$0.64	$0.24	$1.54	$0.48
Earnings per share from continuing operations - diluted	$0.63	$0.19	$0.82	$0.35
Earnings per share from discontinued operations - diluted	$—	$0.04	$0.68	$0.10
Earnings per share common share - diluted	$0.63	$0.23	$1.50	$0.45

Securities not included in the computation of diluted EPS because the effect would be antidilutive	641,534	499,887	274,409	496,625

Note 12 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$(294)	$—	$(1,830)	$650	Gain (loss) on sale of available-for-sale securities
Income tax effect	71	—	440	(152)	Income taxes
Realized gain (loss) recognized in income, net of tax	(223)	—	(1,390)	498
Defined benefit pension plan items
Amortization of net actuarial loss	(29)	$(107)	$(58)	$(214)	Salaries and employee benefits
Income tax effect	7	27	14	52	Income taxes
Defined benefit pension plan items, net of tax	(22)	(80)	(44)	(162)
Investment hedge
Carrying value adjustment	(45)	187	289	197	Interest on investment securities
Income tax effect	11	(47)	(69)	(49)	Income taxes
Investment hedge, net of tax	(34)	140	220	148

Total reclassifications	$(279)	$60	$(1,214)	$484

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at March 31, 2023	$(27,810)	$(3,128)	$—	$(30,938)
Other comprehensive income (loss) before reclassification	(4,087)	282	—	(3,805)
Amounts reclassified from accumulated other comprehensive income (loss)	223	22	34	279
Net current period other comprehensive income (loss)	(3,864)	304	34	(3,526)
Balance at June 30, 2023	$(31,674)	$(2,824)	$34	$(34,464)

Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	1,765	261	—	2,026
Amounts reclassified from accumulated other comprehensive income (loss)	1,390	44	(220)	1,214
Net current period other comprehensive income (loss)	3,155	305	(220)	3,240
Balance at June 30, 2023	$(31,674)	$(2,824)	$34	$(34,464)

Balance at March 31, 2022	$(13,766)	$(3,704)	$308	$(17,162)
Other comprehensive income (loss) before reclassification	(12,437)	239	—	(12,198)
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	(140)	(60)
Net current period other comprehensive income (loss)	(12,437)	319	(140)	(12,258)
Balance at June 30, 2022	$(26,203)	$(3,385)	$168	$(29,420)

Balance at December 31, 2021	$147	$(4,069)	$316	$(3,606)
Other comprehensive income (loss) before reclassification	(25,852)	522	—	(25,330)
Amounts reclassified from accumulated other comprehensive income (loss)	(498)	162	(148)	(484)
Net current period other comprehensive income (loss)	(26,350)	684	(148)	(25,814)
Balance at June 30, 2022	$(26,203)	$(3,385)	$168	$(29,420)

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended June 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$46,929	$105	$3	$6	$(12)	$47,031
Interest expense	16,439	—	999	23	(12)	17,449
Net interest income (expense)	30,490	105	(996)	(17)	—	29,582
Release of allowance for credit losses	(4,235)	—	—	—	—	(4,235)
Net interest income (expense) after release of allowance for credit losses	34,725	105	(996)	(17)	—	33,817

Noninterest income	4,113	1,872	3,116	1,051	(3,733)	6,419

Noninterest Expenses:
Salaries and employee benefits	9,053	7	4,623	2,063	—	15,746
Other expenses	14,148	18	2,163	1,940	(3,733)	14,536
Total noninterest expenses	23,201	25	6,786	4,003	(3,733)	30,282

Income (loss) before income taxes	15,637	1,952	(4,666)	(2,969)	—	9,954
Income taxes	3,237	643	(1,207)	(717)	—	1,956
Net income (loss)	12,400	1,309	(3,459)	(2,252)	—	7,998
Net loss attributable to noncontrolling interest	—	—	—	114	—	114
Net income (loss) available to common shareholders	$12,400	$1,309	$(3,459)	$(2,138)	$—	$8,112

Capital expenditures for the three months ended June 30, 2023	$155	$—	$—	$1,561	$—	$1,716
Total assets as of June 30, 2023	$3,295,564	$85,563	$335,193	$20,871	$(385,344)	$3,351,847
Total assets as of December 31, 2022	$3,014,475	$34,248	$375,171	$27,075	$(382,119)	$3,068,850
Goodwill as of June 30, 2023	$—	$—	$—	$2,838	$—	$2,838
Goodwill as of December 31, 2022	$—	$—	$—	$2,838	$—	$2,838

Three Months Ended June 30, 2022	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$27,910	$103	$87	$—	$(10)	$28,090
Interest expense	672	—	760	8	(10)	1,430
Net interest income (expense)	27,238	103	(673)	(8)	—	26,660
Release of allowance for loan losses	5,100	—	—		—	5,100
Net interest income (expense) after release of allowance for credit losses	22,138	103	(673)	(8)	—	21,560

Noninterest income	7,093	787	3,228	1,584	(3,308)	9,384

Noninterest Expenses:
Salaries and employee benefits	9,948	—	4,439	2,198	—	16,585
Other expenses	10,913	94	2,247	1,441	(3,308)	11,387
Total noninterest expenses	20,861	94	6,686	3,639	(3,308)	27,972

Income (loss) before income taxes	8,370	796	(4,131)	(2,063)	—	2,972
Income taxes	1,771	207	(815)	(464)	—	699
Net income (loss) from continuing operations	6,599	589	(3,316)	(1,599)	—	2,273
Income from discontinued operations, before income taxes	—	—	—	678	—	678
Income taxes - discontinued operations	—	—	—	160	—	160
Net income from discontinued operations	—	—	—	518	—	518
Net income (loss)	6,599	589	(3,316)	(1,081)	—	2,791
Net loss attributable to noncontrolling interest	—	—	—	165	—	165
Net income (loss) available to common shareholders	$6,599	$589	$(3,316)	$(916)	$—	$2,956

Capital expenditures for the three months ended June 30, 2022	$—	$—	$47	$834	$—	$881

Six Months Ended June 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$91,591	$210	$36	$—	$(43)	$91,794
Interest expense	27,480	—	1,992	54	(43)	29,483
Net interest income (expense)	64,111	210	(1,956)	(54)	—	62,311
Provision for credit losses	341	—	—	—	—	341
Net interest income (expense) after provision for credit losses	63,770	210	(1,956)	(54)	—	61,970

Noninterest income	7,131	686	5,526	2,835	(6,692)	9,486

Noninterest Expenses:
Salaries and employee benefits	18,104	7	9,573	4,808	—	32,492
Other expenses	25,202	52	4,080	3,465	(6,692)	26,107
Total noninterest expenses	43,306	59	13,653	8,273	(6,692)	58,599

Income (loss) before income taxes	27,595	837	(10,083)	(5,492)	—	12,857
Income taxes	5,752	139	(2,149)	(1,321)	—	2,421
Net income (loss) from continuing operations	21,843	698	(7,934)	(4,171)	—	10,436
Income from discontinued operations, before income taxes	—	—	—	11,831	—	11,831
Income taxes - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss)	21,843	698	(7,934)	4,611	—	19,218
Net loss attributable to noncontrolling interest	—	—	—	236	—	236
Net income (loss) available to common shareholders	$21,843	$698	$(7,934)	$4,847	$—	$19,454

Capital expenditures for the six months ended June 30, 2023	$492	$—	$—	$2,155	$—	$2,647

Six Months Ended June 30, 2022	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$51,081	$206	$80	$—	$(15)	$51,352
Interest expense	1,331	—	1,513	15	(15)	2,844
Net interest income (expense)	49,750	206	(1,433)	(15)	—	48,508
Provision for credit losses	6,380	—	—	—	—	6,380
Net interest income (expense) after provision for credit losses	43,370	206	(1,433)	(15)	—	42,128

Noninterest income	13,991	2,010	5,899	3,120	(6,357)	18,663

Noninterest Expenses:
Salaries and employee benefits	19,456	—	8,495	4,361	—	32,312
Other expenses	21,961	94	4,452	2,767	(6,357)	22,917
Total noninterest expenses	41,417	94	12,947	7,128	(6,357)	55,229

Income (loss) before income taxes	15,944	2,122	(8,481)	(4,023)	—	5,562
Income taxes	3,402	548	(1,684)	(887)	—	1,379
Net income (loss) from continuing operations	12,542	1,574	(6,797)	(3,136)	—	4,183
Income from discontinued operations, before income taxes	—	—	—	1,664	—	1,664
Income taxes - discontinued operations	—	—	—	385	—	385
Net income from discontinued operations	—	—	—	1,279	—	1,279
Net income (loss) before noncontrolling interest	12,542	1,574	(6,797)	(1,857)	—	5,462
Net loss attributable to noncontrolling interest	—	—	—	358	—	358
Net income (loss) available to common shareholders	$12,542	$1,574	$(6,797)	$(1,499)	$—	$5,820

Capital expenditures for the six months ended June 30, 2022	$250	$—	$385	$1,474	$—	$2,109

Note 14 – Acquisition & Divestiture Activity

Flexia Payments, LLC

In May 2023, MVB Technology entered into an Assignment and Assumption Agreement with Flexia Payments, LLC ("Flexia"), wherein Flexia assigned loans outstanding between Flexia and MVB to MVB Technology. In consideration for the assignment, Flexia granted a license to MVB Technology for the Flexia software. Additionally, through a Mutual Release Agreement between Edge Ventures and Flexia, Edge Ventures transferred its 800 Class A Common Units and 1,500 Preferred Units of Flexia back to Flexia for cancellation. As a result of the transactions, we incurred a loss of $1.1 million and no longer consolidate Flexia in our financial statements.

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale.

Balances attributable to Chartwell are included in assets from discontinued operations and liabilities from discontinued operations on our December 31, 2022 balance sheet. There were no assets from discontinued operations or liabilities from discontinued operations as of June 30, 2023. Chartwell's net income is presented in income from discontinued operations for all periods shown. Prior period balances have been reclassified to conform with this presentation.

The following table presents the major classes of assets held-for-sale from discontinued operations and liabilities held-for-sale from discontinued operations as of December 31, 2022:

(Dollars in thousands)	December 31, 2022
Premises and equipment	$23
Accrued interest receivable and other assets	3,142
Goodwill	1,150
Total assets from discontinued operations	$4,315

Accrued interest payable and other liabilities	$5,444
Total liabilities from discontinued operations	$5,444

The following table presents the major classes of net income from discontinued operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Compliance consulting income	$—	$4,213	$2,369	$8,308
Gain on sale of discontinued operations	—	—	11,800	—
Total income	$—	$4,213	$14,169	$8,308

Salaries and employee benefits	$—	$2,398	$2,082	$4,632
Other expenses	—	1,137	256	2,012
Total expenses	$—	$3,535	$2,338	$6,644

Income before income taxes	$—	$678	$11,831	$1,664
Income taxes	—	160	3,049	385
Net income from discontinued operations	$—	$518	$8,782	$1,279

Integrated Financial Holdings, Inc.

In August 2022, we entered into a Merger Agreement (the “Merger Agreement”) with Integrated Financial Holdings, Inc. (“IFH”). The Merger Agreement provided that IFH would merge with and into MVB, with MVB continuing as the surviving corporation (the “Merger”). Following the Merger, West Town Bank & Trust, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, would merge with and into the Bank, with the Bank as the surviving bank (the “Bank Merger”), pursuant to the Agreement and Plan of Merger, dated October 4, 2022, between West Town Bank & Trust and the Bank (the “Bank Merger Agreement” and, together with the Merger Agreement, the “Merger Agreements”). In May 2023, MVB, IFH, West Town Bank & Trust and the Bank entered into a Termination Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreements and mutually released one another from any claims (subject to limited customary exceptions) related to the contemplated merger transactions.

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

Current Market Conditions

In March 2023, certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could have a material adverse affect on our business. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit base outflows and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low cost source of funds.

Financial Results

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

During the three months ended June 30, 2023, net interest income increased $2.9 million, noninterest income decreased $3.0 million and noninterest expenses increased by $2.3 million compared to the three months ended June 30, 2022. Our yield on earning assets (tax-equivalent) in the three months ended June 30, 2023 was 6.02% compared to 4.32% in the three months ended June 30, 2022. Loans receivable decreased by $48.8 million to $2.31 billion during the three months ended June 30, 2023. Our overall cost of interest-bearing liabilities was 3.29% in the three months ended June 30, 2023 compared to 0.47% in the three months ended June 30, 2022. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 3.80% in the three months ended June 30, 2023, compared to 4.10% in the three months ended June 30, 2022.

Our net income for the three months ended June 30, 2023 was $8.0 million compared to $2.8 million in the three months ended June 30, 2022. Earnings for the three months ended June 30, 2023 equated to a return on average assets of 1.0% and a return on average equity of 12.0%, compared to the three months ended June 30, 2022 results of 0.4% and 4.6%, respectively. Basic and diluted earnings per share were $0.64 and $0.63, respectively, for the three months ended June 30, 2023, compared to $0.24 and $0.23, respectively, for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

During the six months ended June 30, 2023, net interest income increased $13.8 million, noninterest income decreased $9.2 million and noninterest expenses increased by $3.4 million compared to the six months ended June 30, 2022. Our yield on earning assets (tax-equivalent) in the six months ended June 30, 2023 was 6.01% compared to 3.84% in the six months ended June 30, 2022. Loans receivable decreased by $60.3 million to $2.31 billion during the six months ended June 30, 2023. Our overall cost of interest-bearing liabilities was 3.14% in the six months ended June 30, 2023 compared to 0.45% in the six months ended June 30, 2022. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a net interest margin (tax-equivalent) of 4.09% in the six months ended June 30, 2023, compared to 3.63% in the six months ended June 30, 2022.

Our net income for the six months ended June 30, 2023 was $19.2 million compared to $5.5 million in the six months ended June 30, 2022, largely the result of an $11.8 million pre-tax gain related to the sale of the Bank’s wholly-owned subsidiary, Chartwell. Earnings for the six months ended June 30, 2023 equated to a return on average assets of 1.2% and a return on average equity of 14.09%, compared to the six months ended June 30, 2022 results of 0.39% and 4.44%, respectively. Basic and diluted earnings per share were $1.54 and $1.50, respectively, for the six months ended June 30, 2023, compared to $0.48 and $0.45, respectively, for the six months ended June 30, 2022.

Corporate Updates

Flexia Payments, LLC

In May 2023, MVB Technology entered into an Assignment and Assumption Agreement with Flexia, wherein Flexia assigned loans outstanding between Flexia and MVB to MVB Technology. In consideration for the assignment, Flexia granted a license to MVB Technology for the Flexia software. Additionally, through a Mutual Release Agreement between Edge Ventures and Flexia, Edge Ventures transferred its 800 Class A Common Units and 1,500 Preferred Units of Flexia back to Flexia for cancellation. As a result of the transactions, we no longer consolidate Flexia in our financial statements.

Integrated Financial Holdings, Inc.

In August 2022, we entered into the Merger Agreement with IFH). The Merger Agreement provided that IFH would merge with and into MVB, with MVB continuing as the surviving corporation. Following the Merger, West Town Bank & Trust, a state bank chartered under the laws of Illinois and wholly-owned subsidiary of IFH, would merge with and into the Bank, with the Bank as the surviving bank, pursuant to the Agreement and Plan of Merger, dated October 4, 2022, between West Town Bank & Trust and the Bank. In May 2023, MVB, IFH, West Town Bank & Trust and the Bank entered into a Termination Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreements and mutually released one another from any claims (subject to limited customary exceptions) related to the contemplated merger transactions.

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

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$444,600	$5,542	5.00%	$197,613	$304	0.62%
CDs with banks	—	—	—	1,582	9	2.28
Investment securities:
Taxable	220,687	1,229	2.23	237,745	838	1.41
Tax-exempt [2]	123,497	1,147	3.73	147,646	1,342	3.65
Loans and loans held-for-sale: [1]
Commercial	1,635,438	30,534	7.49	1,564,266	20,021	5.13
Tax exempt [2]	3,822	42	4.41	4,930	52	4.23
Real estate	593,767	5,691	3.84	393,983	2,674	2.72
Consumer	128,113	3,096	9.69	88,366	3,142	14.26
Total loans	2,361,140	39,363	6.69	2,051,545	25,889	5.06
Total earning assets	3,149,924	47,281	6.02	2,636,131	28,382	4.32
Less: Allowance for loan losses	(35,143)			(19,927)
Cash and due from banks	5,756			5,579
Other assets	289,161			237,016
Total assets	$3,409,698			$2,858,799

Liabilities
Deposits:
NOW	$682,277	$4,816	2.83%	$654,781	$256	0.16%
Money market checking	615,962	2,439	1.59	380,295	184	0.19
Savings	72,289	351	1.95	27,496	1	0.01
IRAs	6,401	45	2.82	6,314	17	1.08
CDs	662,753	8,799	5.33	75,487	203	1.08
Repurchase agreements and federal funds sold	5,428	—	—	11,566	1	0.03
FHLB and other borrowings	158	—	—	2,312	8	1.39
Senior term loan	9,351	198	8.49	—	—	—
Subordinated debt	73,382	801	4.38	73,126	760	4.17
Total interest-bearing liabilities	2,128,001	17,449	3.29	1,231,377	1,430	0.47
Noninterest-bearing demand deposits	971,436			1,331,357
Other liabilities	38,842			40,900
Total liabilities	3,138,279			2,603,634

Stockholders’ equity
Common stock	13,533			13,289
Paid-in capital	158,601			145,014
Treasury stock	(16,741)			(16,741)
Retained earnings	148,600			137,989
Accumulated other comprehensive loss	(32,714)			(25,097)
Total stockholders’ equity	271,279			254,454
Noncontrolling interest	140			711
Total stockholders’ equity attributable to parent	271,419			255,165
Total liabilities and stockholders’ equity	$3,409,698			$2,858,799

Net interest spread (tax-equivalent)			2.73%			3.85%
Net interest income and margin (tax-equivalent) [2]		$29,832	3.80%		$26,952	4.10%
Less: Tax-equivalent adjustments		$(250)			$(292)
Net interest spread			2.70%			3.80%
Net interest income and margin		$29,582	3.77%		$26,660	4.06%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended June 30, 2023 and 2022, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$365,291	$8695	4.80%	$395,494	$518	0.26%
CDs with banks	—	—	—	1,964	22	2.26
Investment securities:
Taxable	228,587	3,077	2.71	239,849	1,486	1.25
Tax-exempt [2]	130,609	2,456	3.79	138,170	2,478	3.62
Loans and loans held-for-sale: [1]
Commercial [3]	1,628,015	59,065	7.32	1,509,071	37,000	4.94
Tax exempt [2]	3,882	85	4.42	4,998	105	4.24
Real estate	607,501	11,992	3.98	366,557	5,014	2.76
Consumer	132,804	6,959	10.57	71,588	5,271	14.85
Total loans	2,372,202	78,101	6.64	1,952,214	47,390	4.90
Total earning assets	3,096,689	92,329	6.01	2,727,691	51,894	3.84
Less: Allowance for loan losses	(32,653)			(19,139)
Cash and due from banks	3,015			5,822
Other assets	314,279			242,875
Total assets	$3,381,330			$2,957,249

Liabilities
Deposits:
NOW	$739,273	$9,478	2.59%	$650,903	$449	0.14%
Money market checking	413,718	3,367	1.64	423,053	386	0.18
Savings	82,735	991	2.42	38,706	2	0.01
IRAs	6,276	72	2.31	6,341	34	1.08
CDs	525,213	12,695	4.87	81,329	446	1.11
Repurchase agreements and federal funds sold	6,514	—	—	11,693	3	0.05
FHLB and other borrowings	35,347	888	5.07	1,163	11	1.91
Senior term loan	9,557	392	8.27	—	—	—
Subordinated debt	73,350	1,600	4.40	73,094	1,513	4.17
Total interest-bearing liabilities	1,891,983	29,483	3.14	1,286,282	2,844	0.45
Noninterest-bearing demand deposits	1,174,965			1,365,037
Other liabilities	37,969			43,594
Total liabilities	3,104,917			2,694,913

Stockholders’ equity
Preferred stock	—			—
Common stock	13,502			13,373
Paid-in capital	156,009			144,408
Treasury stock	(16,741)			(16,741)
Retained earnings	157,464			137,815
Accumulated other comprehensive loss	(34,022)			(17,325)
Total stockholders’ equity	276,212			261,530
Noncontrolling interest	201			806
Total stockholders’ equity attributable to parent	276,413			262,336
Total liabilities and stockholders’ equity	$3,381,330			$2,957,249

Net interest spread (tax-equivalent)			2.87%			3.39%
Net interest income and margin (tax-equivalent) [2]		$62,846	4.09%		$49,050	3.63%
Less: Tax-equivalent adjustments		$(535)			$(542)
Net interest spread			2.84%			3.35%
Net interest income and margin		$62,311	4.06%		$48,508	3.59%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the six months ended June 30, 2023 and 2022, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our Small Business Association Paycheck Protection Program loans, totaling $4.5 million at June 30, 2023 and $22.3 million at June 30, 2022, are included in this amount.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net interest margin - U.S. GAAP basis
Net interest income	$29,582	$26,660	$62,311	$48,508
Average interest-earning assets	3,149,924	2,636,131	3,096,689	2,727,691
Net interest margin	3.77%	4.06%	4.06%	3.59%

Net interest margin - non-U.S. GAAP basis
Net interest income	$29,582	$26,660	$62,311	$48,508
Impact of fully tax-equivalent adjustment	250	292	535	542
Net interest income on a fully tax-equivalent basis	29,832	26,952	62,846	49,050
Average interest-earning assets	$3,149,924	$2,636,131	$3,096,689	$2,727,691
Net interest margin on a fully tax-equivalent basis	3.80%	4.10%	4.09%	3.63%

Key Metrics

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Book value per common share	$21.57	$20.63	$21.57	$20.63
Tangible book value per common share [5]	$21.31	$20.14	$21.31	$20.14
Efficiency ratio 1 3 5 6	84.1%	77.3%	70.9%	81.2%
Overhead ratio 2 3 5	3.6%	4.2%	3.5%	4.0%
Net loan charge-offs to total loans [4]	0.2%	0.2%	0.3%	0.2%
Allowance for credit losses to total loans [7]	1.31%	1.03%	1.31%	1.03%
Nonperforming loans	$13,646	$19,295	$13,646	$19,295
Nonperforming loans to total loans	0.6%	0.9%	0.6%	0.9%
Equity to assets	8.2%	8.5%	8.2%	8.5%
Community Bank Leverage Ratio	10.0%	11.6%	10.0%	11.6%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Non-U.S. GAAP metric
6 Includes net income from discontinued operations
7 Excludes loans held-for-sale

Tangible book value (“TBV”) per common share was $21.31 and $20.14 as of June 30, 2023 and June 30, 2022, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of June 30,
(Dollars in thousands, except per share data)	2023	2022
Goodwill	$2,838	$3,988
Intangibles	397	1,981
Total intangibles	3,235	5,969

Total equity attributable to parent	274,349	252,300
Less: Total intangibles	(3,235)	(5,969)
Tangible common equity	271,114	246,331

Tangible common equity	$271,114	$246,331
Common shares outstanding (000s)	12,720	12,229
Tangible book value per common share	$21.31	$20.14

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

In 2023, the Federal Reserve raised its key interest rate from a range of 4.25% to 4.5% as of December 31, 2022 to a range of 5.00% to 5.25% as of June 30, 2023. We continually analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Net interest margin on a tax-equivalent basis was 3.80% for the three months ended June 30, 2023 compared to 4.10% for the three months ended June 30, 2022. The decrease in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by higher loan yields. Net interest spread (tax-equivalent) was 2.73% for the three months ended June 30, 2023 compared to 3.85% for the three months ended June 30, 2022. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 107 basis points in the three months ended June 30, 2023 compared to 25 basis points in the three months ended June 30, 2022 driven by the increase in interest expense outpacing the increase in average assets.

During the three months ended June 30, 2023, net interest income increased by $2.9 million, or 11.0%, to $29.6 million from $26.7 million during the three months ended June 30, 2022. This increase is largely due to strong loan growth at favorable interest rates, primarily driven by the Company's strategic lending partnership growth vehicle and broad-based growth throughout CoRe banking business, as well as the effects of higher interest rates on earning assets, including investment securities and interest bearing deposits with other banks, partially offset by an increase in cost of funds. Average total earning assets were $3.15 billion in the three months ended June 30, 2023 compared to $2.64 billion in the three months ended June 30, 2022. Total interest income increased by $18.9 million, or 67.4%, to $47.0 million in the three months ended June 30, 2023 from $28.1 million in the three months ended June 30, 2022 driven by higher yields from new loan production at favorable interest rates. Average total loans increased to $2.36 billion in the three months ended June 30, 2023 from $2.05 billion in the three months ended June 30, 2022, primarily as the result of a $199.8 million increase in average real estate loans, a $71.2 million increase in average commercial loans and an $39.7 million increase in average consumer loans. The yield on total loans increased 1.63%.

Average investment securities decreased $41.2 million as the result of a $24.1 million decrease in tax-exempt investments and a $17.1 million decrease in taxable investments during three months ended June 30, 2023, compared to three months ended June 30, 2022. The yield on tax-exempt securities increased eight basis points and the taxable securities yield increased 82 basis points.

Average interest-bearing liabilities increased by $896.6 million for three months ended June 30, 2023 from three months ended June 30, 2022. The increase was primarily the result of average balance increases of $587.3 million in certificates of deposit and $235.7 million in money market checking deposits.

Average interest-bearing deposits were $2.04 billion for the three months ended June 30, 2023 and $1.14 billion for the three months ended June 30, 2022. Total interest expense increased by $16.0 million, caused primarily by a $15.8 million increase in deposit interest. The result was a 282 basis point increase in the cost of interest-bearing liabilities, primarily driven by increases in interest rates and liquidity actions taken during the second quarter of 2023 in response to market conditions.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Net interest margin on a tax-equivalent basis was 4.09% for the six months ended June 30, 2023 compared to 3.63% for the six months ended June 30, 2022. The increase in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by higher loan yields. Net interest spread (tax-equivalent) was 2.87% for the six months ended June 30, 2023 compared to 3.39% for the six months ended June 30, 2022. The difference between the net interest margin (tax-equivalent) and net interest spread (tax-equivalent) was 122 basis points in the six months ended June 30, 2023 compared to 24 basis points in the six months ended June 30, 2022. This was driven by the driven by the increase in interest expense outpacing the increase in average assets.

During the six months ended June 30, 2023, net interest income increased by $13.8 million, or 28.5%, to $62.3 million from $48.5 million during the six months ended June 30, 2022. This increase is largely due to strong loan growth at favorable interest rates, primarily driven by the Company's strategic lending partnership growth vehicle and broad-based growth throughout CoRe banking business, as well as the effects of higher interest rates on earning assets, including investment securities and interest bearing deposits with other banks, partially offset by an increase in cost of funds. Average total earning assets were $3.10 billion in the six months ended June 30, 2023 compared to $2.73 billion in the six months ended June 30, 2022. Total interest income increased by $40.4 million, or 78.8%, to $91.8 million in the six months ended June 30, 2023 from $51.4 million in the six months ended June 30, 2022 driven by higher yields from new loan production at favorable interest rates. Average total loans increased to $2.37 billion in the six months ended June 30, 2023 from $1.95 billion in the six months ended June 30, 2022, primarily as the result of a $240.9 million increase in average real estate loans and a $118.9 million increase in average commercial loans. The yield on total loans increased 174 basis points.

Average investment securities decreased $18.8 million as the result of a $7.6 million decrease in tax-exempt investments and an $11.3 million decrease in taxable investments during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The yield on tax-exempt securities increased 17 basis points and the taxable securities yield increased 146 basis points.

Average interest-bearing liabilities increased by $605.7 million for the six months ended June 30, 2023 from the six months ended June 30, 2022. The increase was primarily the result of average balance increases of $443.9 million in certificates of deposit, $88.4 million in negotiable order of withdrawal accounts, $44.0 million in savings accounts, and $34.2 million in FHLB and other borrowings.

The cost of interest-bearing liabilities increased to 3.14% in the six months ended June 30, 2023 from 0.45% in the six months ended June 30, 2022. This increase is primarily the result of an increase of 282 basis points in the cost of deposits, as well as the cost of the senior term loan, which was entered into during October 2022. Average interest-bearing deposits were $1.77 billion for the six months ended June 30, 2023 and $1.20 billion for the six months ended June 30, 2022. Total interest expense increased by $26.6 million, primarily driven by increases in interest rates and liquidity actions taken during 2023 in response to market conditions.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. Release of allowance and credit loss provisions were $4.2 million for the three months ended June 30, 2023 and $5.1 million for the three months ended June 30, 2022, respectively. The decrease in credit loss provision is the result of both decreasing loss rates and loan segment balances across the entire loan portfolio, specifically concentrated within the subprime automobile segment.

Further discussion on new accounting standards is included in Note 1 – Nature of Operations and Basis of Presentation accompanying the consolidated financial statements included elsewhere in this report.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Total loans decreased $48.8 million during the three months ended June 30, 2023, compared to an increase of $317.3 million in the three months ended June 30, 2022. The commercial loan portfolio increased by $12.2 million during the three months ended June 30, 2023, as compared to an increase of $150.1 million in the three months ended June 30, 2022, while the residential mortgage loan portfolio decreased by $33.4 million during the three months ended June 30, 2023, as compared to a $125.8 million increase during the three months ended June 30, 2022. Additionally, our consumer loan portfolio decreased by $26.9 million during the three months ended June 30, 2023, while it increased by $41.9 million in the three months ended June 30, 2022. Net charge-offs totaled $1.2 million during both the three months ended June 30, 2023 and the three months ended June 30, 2022.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Total loans decreased $60.3 million during the six months ended June 30, 2023 versus an increase of $345.3 million in the six months ended June 30, 2022. The commercial loan portfolio decreased by $42.9 million during the six months ended June 30, 2023, as compared to an increase of $148.8 million in the six months ended June 30, 2022, while the residential mortgage loan portfolio increased by $64.6 million during the six months ended June 30, 2023, while increasing by $132.7 million in the six months ended June 30, 2022. Additionally, our consumer loan portfolio decreased by $79.8 million during the six months ended June 30, 2023, while it increased by $63.6 million in the six months ended June 30, 2022. In addition, net charge-offs during the six months ended June 30, 2023 totaled $2.9 million compared to net charge-offs of $1.9 million in the six months ended June 30, 2022.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity.

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Noninterest income for the three months ended June 30, 2023 and 2022 totaled $6.4 million and $9.4 million, respectively. The decrease in noninterest income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily the result of a decrease of $2.4 million in gain on sale of loans and $1.0 million in loss on acquisition and divestiture activity, partially offset by an increase of $1.3 million in equity method investment income.

Gain on sale of loans decreased $2.4 million, primarily as a result of losses on the sale of subprime automobile loans as we reduce that portfolio during the three months ended June 30, 2023. Looking forward, we expect to continue to evaluate ways to further reduce our portfolio of subprime automobile loans. Gains on acquisition and divestiture activity decreased due to the $1.1 million loss resulting from divestiture of our investment in Flexia. For more information regarding the Flexia transaction, see Note 14 - Acquisition and Divestiture Activity. Equity method investment income increased $1.3 million due to income from our equity method investment in Warp Speed, which was purchased in October 2022.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Noninterest income for the six months ended June 30, 2023 and 2022 totaled $9.5 million and $18.7 million, respectively. The decrease in noninterest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily the result of decreases of $3.8 million in gain on sale of loans, $2.2 million in gain on sale of available-for-sale securities and $1.9 million in equity method investment gains.

Gain on sale of loans decreased $3.8 million, primarily as a result of losses on the sale of subprime automobile loans as we reduce that portfolio. Gain on sale of available-for-sale securities decreased $2.2 million due to losses on the sale of securities as a result of repositioning our investment portfolio during the first quarter of 2023. The $1.9 million decrease in equity method investment gains reflected an in substance sale of an equity method investment from our portfolio during second quarter of 2022.

Noninterest Expense

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Noninterest expense was $30.3 million and $28.0 million in the three months ended June 30, 2023 and 2022, respectively. The increase from the prior period primarily reflects higher other operating expenses, specifically higher professional fees, partially offset by a decrease in salaries and employee benefits expense. Approximately 52% and 59% of noninterest expense for the three months ended June 30, 2023 and 2022, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations. The decrease relative to the prior year period primarily reflects the implementation of expense reduction initiatives.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Noninterest expense was $58.6 million and $55.2 million in the six months ended June 30, 2023 and 2022, respectively. The increase from the prior period primarily reflects higher other operating expenses, specifically higher professional fees, partially offset by a decrease in salaries and employee benefits expense. Approximately 55% and 59% of noninterest expense for the six months ended June 30, 2023 and 2022, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations. The decrease relative to the prior year period primarily reflects the implementation of expense reduction initiatives.

Discontinued Operations

In February 2023, we completed the sale of Chartwell for total consideration of $14.4 million in the form of a loan issued to the buyer, resulting in a gain on sale of $11.8 million. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale.

Net income from discontinued operations for the six months ended June 30, 2023 and 2022 totaled $8.8 million and $1.3 million, respectively. The increase in net income from discontinued operations was driven primarily by the $11.8 million gain on sale, partially offset by a decrease of $5.9 million in compliance and consulting income during the six months ended June 30, 2023.

Return on Assets and Equity

Assets

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Our return on average assets was 1.0% for the three months ended June 30, 2023, compared to 0.4% for the three months ended June 30, 2022. The increased return in the three months ended June 30, 2023 is the result of a $5.1 million increase in earnings, while average total assets increased by $550.9 million, mainly as the result of a $309.6 million increase in average total loans and $247.0 million increase in average interest-bearing deposits with banks.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Our return on average assets was 1.2% for the six months ended June 30, 2023, compared to 0.4% for the six months ended June 30, 2022. The increased return for the six months ended June 30, 2023 is the result of a $13.7 million increase in earnings, while average total assets increased by $424.1 million, mainly as the result of a $420.0 increase in average total loans.

Equity

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

Our return on average stockholders’ equity was 12.0% for the three months ended June 30, 2023, compared to 4.6% for the three months ended June 30, 2022. The increased return in the three months ended June 30, 2023 is a result of an $5.1 million increase in earnings, while average equity increased by $16.3 million.

Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

Our return on average stockholders’ equity was 14.1% for the six months ended June 30, 2023, compared to 4.4% for the six months ended June 30, 2022. The increased return for the six months ended June 30, 2023 is a result of a $13.7 million increase in earnings, while average equity increased by $14.1 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $455.8 million at June 30, 2023, compared to $40.3 million at December 31, 2022. The increase in cash and cash equivalents reflects actions taken in 2023 to ensure liquidity in response to recent conditions in the banking industry. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $370.2 million at June 30, 2023, compared to $418.6 million at December 31, 2022. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Available-for-sale securities:
United States government agency securities	$38,474	$44,814
United States sponsored mortgage-backed securities	54,366	56,571
United States treasury securities	98,029	120,909
Municipal securities	121,066	138,636
Corporate debt securities	8,901	10,560
Other debt securities	7,500	7,500
Other securities	801	824
Total investment securities available-for-sale	$329,137	$379,814

Equity securities	$41,082	$38,744

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

Loans

Our loan portfolio totaled $2.31 billion as of June 30, 2023 and $2.37 billion as of December 31, 2022. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At June 30, 2023 and December 31, 2022, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 22% of our total loan portfolio as of June 30, 2023.

Allowance for Credit Losses

The ACL was $30.3 million, or 1.31% of loans receivable, at June 30, 2023, compared to $23.8 million, or 1.00% of loans receivable, at December 31, 2022. The increase in the ACL of $6.5 million was primarily the result of the adoption of ASC 326, which required an increase in the allowance for credit losses of $8.9 million as of January 1, 2023. Additionally, over the course of the six months ended June 30, 2023 changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculation resulted in allowance increases of $0.4 million and $0.3 million to the Other Construction and Residential Real Estate portfolio segments, respectively, offset by a decrease of $4.8 million for the Consumer Auto portfolio segment, which was primarily driven by the sale of subprime automobile loans as we reduce that portfolio during the three months ended June 30, 2023. All other segments combined experienced an allowance increase of $1.6 million. In general, the increased allowance for the various segments was the result of the Bank management's expectations that the markets in which it lends will experience an economic decline over the next 12 to 24 months. The changes to the allowance for credit losses totaled $2.4 million and combined with net charge offs to date of $2.9 million, resulted in total credit loss provision of $0.5 million through six months ended June 30, 2023.

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

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $2.96 billion, or 97.1% of funding sources at June 30, 2023. This same information at December 31, 2022 reflected $2.57 billion in deposits representing 92.9% of funding sources. Borrowings, consisting of subordinated debt, senior term loan and FHLB and other borrowings represented 2.7% of funding sources at June 30, 2023, versus 6.7% at December 31, 2022. Repurchase agreements, which are available to large corporate customers, represented 0.2% of funding sources at June 30, 2023 and 0.4% at December 31, 2022.

At June 30, 2023, noninterest-bearing balances totaled $987.6 million, compared to $1.23 billion at December 31, 2022, or 33.4% and 47.9%, respectively, of total deposits. Interest-bearing deposits totaled $1.97 billion at June 30, 2023, compared to $1.34 billion at December 31, 2022, or 66.6% and 52.1%, respectively, of total deposits.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$987,555	$1,231,544
Interest-bearing demand	639,814	720,074
Savings and money markets	624,276	284,447
Time deposits, including CDs and IRAs	707,294	334,417
Total deposits	$2,958,939	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$2,414	$4,386

Average interest-bearing deposits were $2.04 billion during the three months ended June 30, 2023, compared to $1.14 billion during the same time period in 2022 and average noninterest-bearing deposits were $971.4 million during the three months ended June 30, 2023 compared to $1.33 billion during the same time period in 2022.

Average interest-bearing deposits were $1.77 billion during the six months ended June 30, 2023 compared to $1.20 billion during the same time period in 2022 and average noninterest-bearing deposits were $1.17 billion during the six months ended June 30, 2023 compared to $1.37 billion during the same time period in 2022.

Off-balance sheet deposits totaling $1.1 billion at June 30, 2023 and $724.0 million at December 31, 2022 represent the gaming, banking-as-a-service and digital asset clients.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Deposit Concentration

Our noninterest bearing deposits totaled $987.6 million as of June 30, 2023, compared to $1.23 billion as of December 31, 2022. The decline in noninterest bearing deposits reflects the use of off-balance sheet deposit networks to manage liquidity and concentration risk, enhance capital and generate fee income. Off-balance sheet deposits totaling $1.1 billion at June 30, 2023 and $724.0 million at December 31, 2022 represent the gaming, banking-as-a-service and digital asset clients.

Gaming deposits totaled $362.8 million as of June 30, 2023, compared to $652.1 million as of December 31, 2022. Of the gaming deposits, $268.7 million is with our three largest clients at June 30, 2023.

Capital Resources

During the six months ended June 30, 2023, stockholders’ equity increased $12.9 million to $274.3 million. This increase consists of net income of $19.5 million, other comprehensive income of $3.2 million, stock based compensation of $1.8 million and $0.2 million related to the redemption of noncontrolling interests partially offset by the impact to retained earnings of adopting ASC 326 of $6.6 million, cash dividends paid of $4.3 million and minimum tax withholding on restricted stock units issued of $0.7 million.

The growth in assets of $283.0 million in the six months ended June 30, 2023 outpaced the growth in stockholders' equity, and the equity to assets ratio decreased from 8.5% at December 31, 2022 to 8.2% at June 30, 2023. We paid dividends to common shareholders of $4.3 million and $4.1 million in the six months ended June 30, 2023 and 2022, respectively, compared to earnings of $19.5 million and $5.8 million in the six months ended June 30, 2023 and 2022, respectively, resulting in the dividend payout ratio decreasing to 22.1% in the six months ended June 30, 2023 from 71.0% in the six months ended June 30, 2022.

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

The Bank's CBLR at June 30, 2023 was 10.0%, which is above the well-capitalized standard of 9%. Management believes that capital continues to provide a strong base for profitable growth.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the six months ended June 30, 2023, cash from operating, investing and financing activities totaled $30.6 million, $110.0 million and $275.0 million, respectively. Significant changes in cash flows during the quarter include inflows from the net increase in deposits of $388.5 million and sales of available-for-sale investment securities of $54.5 million, partially offset by cash outflows of $102.3 million to pay down FHLB and other borrowings. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. Additionally, on March 12, 2023, the Federal Reserve implemented the Bank Term Funding Program to support federally-insured depository institutions in response to prevailing market uncertainty about the banking industry resulting from the insolvencies of certain regional depository institutions. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.6% for June 2023 and 3.8% for June 2022.

Commitments and Contingent Liabilities

In the ordinary course of business, we offer financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

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

Item 4 – Controls and Procedures

As of June 30, 2023, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Beginning January 1, 2023, we adopted ASU 2016-13. We implemented changes to the policies, processes and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. While many controls in operation under this new pronouncement mirror controls under prior GAAP, there were some new controls implemented.

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time in the ordinary course of business, we and our subsidiaries may be subject to claims, asserted or unasserted, or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, and in the case of more complex legal proceedings, the results can be difficult to predict. We are not aware of any material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is the subject.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	August 8, 2023	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)