Form 10-Q
period 2023-09-30
MVB FINANCIAL CORP
filed 2023-11-07
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of November 6, 2023, there were 12,736,623 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	industry factors and general economic and political conditions and events (such as economic slowdowns or recessions, volatility of market interest rates and inflation) nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	legislative or regulatory changes, including the possibility of increased oversight due to the evolving nature and complexity of our business model and heightened regulatory scrutiny in financial technology (“Fintech”) and banking-as-a-service sectors, and our ability to recruit and retain employees with industry expertise to comply with such legislation and regulatory scrutiny;
●	the impacts related to or resulting from recent turmoil in the banking industry, which could affect the ability of depository institutions, including us, to attract and retain depositors, which could adversely affect our liquidity, business, financial condition and results of operations.
●	our ability to adapt to technological change and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, wars, climate change and natural disasters, epidemics and pandemics and any governmental or societal responses thereto, military actions, terrorist attacks and geopolitical conflict, including the ongoing Ukraine and Israel wars;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits;
●	the quality and composition of our loan and securities portfolios;
●	our ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	our ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	uncertainty about the transition away from the London Inter-bank Offered Rate (“LIBOR”) and to the Secured Overnight Financing Rate (“SOFR”) as the primary interest rate benchmark;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	risks associated with the termination of the merger agreement with Integrated Financial Holdings, Inc., including impact on the market price of our common stock, ability to retain customers, litigation, reputational and regulatory risks, as well as potential adverse reactions from customers, business partners and others resulting from the termination;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;

●	risks related to our dependence on our information technology and telecommunications systems and the potential for any system failures or interruptions, as well as operational risks or risk management failures by us or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including third-party vendors and other entities that we rely on, that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	risks, uncertainties and losses involved with the developing digital assets industry, including the evolving regulatory framework and the potential impact of geopolitical events;
●	failure or circumvention of internal controls;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of adopting the current expected credit losses standard; and
●	costs of deposit insurance and changes with respect to Federal Deposit Insurance Corporation (“FDIC”) insurance coverage levels.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$8,108	$5,290
Interest-bearing balances with banks	578,992	34,990
Total cash and cash equivalents	587,100	40,280
Investment securities available-for-sale	311,537	379,814
Equity securities	40,835	38,744
Loans held-for-sale	7,603	23,126
Loans receivable	2,270,433	2,372,645
Allowance for credit losses	(24,276)	(23,837)
Loans receivable, net	2,246,157	2,348,808
Premises and equipment, net	21,468	23,630
Bank-owned life insurance	44,109	43,239
Equity method investments	76,967	76,223
Accrued interest receivable and other assets	98,969	87,833
Assets from discontinued operations	—	4,315
Goodwill	2,838	2,838
TOTAL ASSETS	$3,437,583	$3,068,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,093,903	$1,231,544
Interest-bearing	1,944,986	1,338,938
Total deposits	3,038,889	2,570,482
Accrued interest payable and other liabilities	40,872	36,112
Repurchase agreements	4,502	10,037
FHLB and other borrowings	—	102,333
Subordinated debt	73,478	73,286
Senior term loan	8,473	9,765
Liabilities from discontinued operations	—	5,444
Total liabilities	3,166,214	2,807,459

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 and 20,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 13,574,239 and 12,726,223 shares issued and outstanding, respectively, as of September 30, 2023 and 13,466,281 and 12,618,265 shares issued and outstanding, respectively, as of December 31, 2022	13,574	13,466
Additional paid-in capital	159,717	157,152
Retained earnings	155,117	144,911
Accumulated other comprehensive loss	(40,251)	(37,704)
Treasury stock - 848,016 shares as of September 30, 2023 and December 31, 2022, at cost	(16,741)	(16,741)
Total equity attributable to parent	271,416	261,084
Noncontrolling interest	(47)	307
Total stockholders' equity	271,369	261,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,437,583	$3,068,850
See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$40,030	$31,789	$118,046	$79,074
Interest on deposits with banks	6,404	114	15,099	654
Interest on investment securities	1,056	897	4,133	2,383
Interest on tax-exempt loans and securities	835	1,103	2,841	3,144
Total interest income	48,325	33,903	140,119	85,255

INTEREST EXPENSE
Interest on deposits	17,460	2,974	44,063	4,291
Interest on short-term borrowings	—	312	888	326
Interest on subordinated debt	809	771	2,409	2,284
Interest on senior term loan	191	—	583	—
Total interest expense	18,460	4,057	47,943	6,901

NET INTEREST INCOME	29,865	29,846	92,176	78,354
Provision (release of allowance) for credit losses	(159)	5,120	182	11,500
Net interest income after provision (release of allowance) for credit losses	30,024	24,726	91,994	66,854

NONINTEREST INCOME
Payment card and service charge income	2,852	3,313	9,965	9,970
Insurance and investment services income	81	195	251	667
Gain (loss) on sale of available-for-sale securities, net	—	—	(1,536)	650
Gain (loss) on sale of equity securities, net	25	(156)	(269)	(56)
Gain (loss) on sale of loans, net	330	1,298	(1,015)	3,786
Holding gain (loss) on equity securities	219	(61)	71	(146)
Compliance and consulting income	1,314	966	3,326	3,380
Equity method investments income (loss)	(750)	(1,021)	(70)	666
Loss on divestiture activity	—	—	(986)	—
Equity method investments gain	—	—	—	1,874
Other operating income	1,720	933	5,540	3,339
Total noninterest income	5,791	5,467	15,277	24,130

NONINTEREST EXPENSES
Salaries and employee benefits	16,016	15,905	48,508	48,217
Occupancy expense	921	1,130	2,803	3,009
Equipment depreciation and maintenance	1,439	1,502	4,347	3,966
Data processing and communications	1,257	1,039	3,523	3,110
Professional fees	5,682	3,911	12,581	11,654
Insurance, tax and assessment expense	1,397	622	3,432	1,772
Travel, entertainment, dues and subscriptions	1,362	1,708	5,421	5,421
Other operating expenses	2,651	2,359	8,709	6,256
Total noninterest expense	30,725	28,176	89,324	83,405
Income from continuing operations before income taxes	5,090	2,017	17,947	7,579
Income taxes	1,218	184	3,639	1,563

Net income from continuing operations	3,872	1,833	14,308	6,016
Income from discontinued operations before income taxes	—	935	11,831	2,599
Income taxes from discontinued operations	—	213	3,049	598
Net income from discontinued operations	—	722	8,782	2,001
Net income	3,872	2,555	23,090	8,017
Net (income) loss attributable to noncontrolling interest	(5)	163	231	521
Net income attributable to parent	$3,867	$2,718	$23,321	$8,538

Earnings per share from continuing operations - basic	$0.30	$0.16	$1.15	$0.54
Earnings per share from discontinued operations - basic	$—	$0.06	$0.69	$0.16
Earnings per common shareholder - basic	$0.30	$0.22	$1.84	$0.70
Earnings per share from continuing operations - diluted	$0.29	$0.16	$1.12	$0.51
Earnings per share from discontinued operations - diluted	$—	$0.05	$0.67	$0.15
Earnings per common shareholder - diluted	$0.29	$0.21	$1.79	$0.66
Weighted-average shares outstanding - basic	12,722,010	12,238,505	12,678,708	12,170,028
Weighted-average shares outstanding - diluted	13,116,629	12,854,951	13,012,834	12,852,574

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income before noncontrolling interest	$3,872	$2,555	$23,090	$8,017

Other comprehensive loss:
Unrealized holding losses on securities available-for-sale	(7,748)	(14,437)	(5,131)	(48,587)
Reclassification adjustment for gain (loss) recognized in income	—	—	1,536	(650)
Change in defined benefit pension plan	100	156	443	845
Reclassification adjustment for amortization of net actuarial loss recognized in income	29	107	87	321
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	—	56	(289)	(141)
Other comprehensive loss, before tax	(7,619)	(14,118)	(3,354)	(48,212)

Income taxes related to items of other comprehensive loss:
Unrealized holding losses on securities available-for-sale	1,863	3,641	1,234	11,939
Reclassification adjustment for gain (loss) recognized in income	—	—	(369)	152
Change in defined benefit pension plan	(24)	(39)	(106)	(206)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(7)	(27)	(21)	(79)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	—	(14)	69	35
Income taxes related to items of other comprehensive loss:	1,832	3,561	807	11,841

Total other comprehensive loss, net of tax	(5,787)	(10,557)	(2,547)	(36,371)

Comprehensive (income) loss attributable to noncontrolling interest	(5)	163	231	521

Comprehensive income (loss)	$(1,920)	$(7,839)	$20,774	$(27,833)

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	13,466,281	$13,466	$157,152	$144,911	$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391

Net income (loss)	—	—	—	11,342	—	—	—	11,342	(122)	11,220
Other comprehensive income	—	—	—	—	6,766	—	—	6,766	—	6,766
Dividends on common stock ($0.17 per share)	—	—	—	(2,146)	—	—	—	(2,146)	—	(2,146)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	831	—	—	—	—	831	—	831
Stock-based compensation related to equity method investments	—	—	69	—	—	—	—	69	—	69
Common stock options exercised	4,450	4	66	—	—	—	—	70	—	70
Restricted stock units vested	43,882	44	(44)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(13,416)	(13)	(230)	—	—	—	—	(243)	—	(243)
Balance at March 31, 2023	13,501,197	$13,501	$157,844	$147,465	$(30,938)	848,016	$(16,741)	$271,131	$185	$271,316

Net income (loss)	—	—	—	8,112	—	—	—	8,112	(114)	7,998
Other comprehensive loss	—	—	—	—	(3,526)	—	—	(3,526)	—	(3,526)
Dividends on common stock ($0.17 per share)	—	—	—	(2,163)	—	—	—	(2,163)	—	(2,163)
Stock-based compensation	—	—	792	—	—	—	—	792	—	792
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	3,000	3	40	—	—	—	—	43	—	43
Restricted stock units vested	86,520	87	(87)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(22,878)	(23)	(415)	—	—	—	—	(438)	—	(438)
Redemption of noncontrolling interest	—	—	294	—	—	—	—	294	(123)	171
Balance at June 30, 2023	13,567,839	$13,568	$158,572	$153,414	$(34,464)	848,016	$(16,741)	$274,349	$(52)	$274,297

Net income	—	—	—	3,867	—	—	—	3,867	5	3,872
Other comprehensive loss	—	—	—	—	(5,787)	—	—	(5,787)	—	(5,787)
Dividends on common stock ($0.17 per share)	—	—	—	(2,164)	—	—	—	(2,164)	—	(2,164)
Stock-based compensation	—	—	949	—	—	—	—	949	—	949
Stock-based compensation related to equity method investment	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	6,400	6	92	—	—	—	—	98	—	98
Balance at September 31, 2023	13,574,239	$13,574	$159,717	$155,117	$(40,251)	848,016	$(16,741)	$271,416	$(47)	$271,369

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	12,934,966	$12,935	$143,521	$138,219	$(3,606)	848,016	$(16,741)	$274,328	$975	$275,303

Net income (loss)	—	—	—	2,864	—	—	—	2,864	(193)	2,671
Other comprehensive loss	—	—	—	—	(13,556)	—	—	(13,556)	—	(13,556)
Dividends on common stock ($0.17 per share)	—	—	—	(2,059)	—	—	—	(2,059)	—	(2,059)
Stock-based compensation	—	—	674	—	—	—	—	674	—	674
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	56,174	56	669	—	—	—	—	725	—	725
Balance at March 31, 2022	12,991,140	$12,991	$144,968	$139,024	$(17,162)	848,016	$(16,741)	$263,080	$782	$263,862

Net income (loss)	—	—	—	2,956	—	—	—	2,956	(165)	2,791
Other comprehensive loss	—	—	—	—	(12,258)	—	—	(12,258)	—	(12,258)
Dividends on common stock ($0.17 per share)	—	—	—	(2,076)	—	—	—	(2,076)	—	(2,076)
Stock-based compensation	—	—	757	—	—	—	—	757	—	757
Stock-based compensation related to equity method investments	—	—	173	—	—	—	—	173	—	173
Common stock options exercised	30,200	30	362	—	—	—	—	392	—	392
Restricted stock units vested	73,300	73	(73)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(17,596)	(17)	(674)	—	—	—	—	(691)	—	(691)
Stock purchase from noncontrolling interest	—	—	(33)	—	—	—	—	(33)	(7)	(40)
Balance at June 30, 2022	13,077,044	$13,077	$145,480	$139,904	$(29,420)	848,016	$(16,741)	$252,300	$610	$252,910

Net income (loss)	—	—	—	2,718	—	—	—	2,718	(163)	2,555
Other comprehensive loss	—	—	—	—	(10,557)	—	—	(10,557)	—	(10,557)
Dividends on common stock ($0.17 per share)	—	—	—	(2,076)	—	—	—	(2,076)	—	(2,076)
Stock-based compensation	—	—	671	—	—	—	—	671	—	671
Common stock options exercised	55,853	56	662	—	—	—	—	718	—	718
Restricted stock units vested	2,054	2	(2)	—	—	—	—	—	—	—
Stock-based compensation related to equity method investment	—	—	139	—	—	—	—	139	—	139
Balance at September 31, 2022	13,134,951	$13,135	$146,950	$140,546	$(39,977)	848,016	$(16,741)	$243,913	$447	$244,360

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income before noncontrolling interest	$23,090	$8,017
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	1,521	2,020
Net amortization of deferred loan costs	1,133	1,877
Provision for credit losses	182	11,500
Depreciation and amortization	3,894	3,241
Stock-based compensation	2,572	2,102
Stock-based compensation related to equity method investments	277	416
Loans originated for sale	(402)	(69,907)
Proceeds of loans held-for-sale sold	23,562	58,933
Holding (gain) loss on equity securities	(71)	146
(Gain) loss on sale of available-for-sale securities, net	1,536	(650)
Loss on sale of equity securities, net	269	56
Gain on sale of loans held-for-sale	(256)	(3,786)
Loss on sale of loans held for investment	1,271	—
Gain on sale of discontinued operations	(11,800)	—
Loss on divestiture activity	986	—
Gain on sale of other real estate owned	(176)	(38)
Income on bank-owned life insurance	(870)	(735)
Deferred income taxes	65	16
Equity method investments (income) loss	70	(666)
Equity method investments gain	—	(1,874)
Return on equity method investments	(846)	4,682
Other assets	(11,495)	401
Other liabilities	4,963	(11,970)
Net cash from operating activities	39,475	3,781
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(70,413)	(77,464)
Net maturities/paydowns of available-for-sale investment securities	75,098	18,751
Sales of available-for-sale investment securities	54,531	60,635
Purchases of premises and equipment	(1,441)	(2,730)
Disposals of premises and equipment	425	—
Net change in loans	87,505	(611,972)
Proceeds of loans held for investment sold	12,556	—
Purchases of restricted bank stock	—	(38,779)
Redemptions of restricted bank stock	—	31,924
Proceeds from maturities of certificates of deposit with banks	—	2,719
Proceeds from sale of other real estate owned	464	1,256
Purchase of equity securities	(169)	(2,972)
Proceeds from sale of equity securities	566	1,261
Net cash transferred for sale of discontinued operations	(3,935)	—
Net cash transferred in divestiture activity	(8)	—
Net cash from investing activities	155,179	(617,371)
FINANCING ACTIVITIES
Net increase in deposits	468,407	319,353
Net change in repurchase agreements	(5,535)	(1,475)
Net change in FHLB and other borrowings	(102,333)	73,328
Principal payments on senior term loan	(1,331)	—
Common stock options exercised	211	1,835
Withholding cash issued in lieu of restricted stock	(680)	(691)
Cash dividends paid on common stock	(6,473)	(6,211)

Redemption of noncontrolling interest	(100)	—
Stock purchase from noncontrolling interest	—	(40)
Net cash from financing activities	352,166	386,099
Net change in cash and cash equivalents	546,820	(227,491)
Cash and cash equivalents, beginning of period	40,280	307,437
Cash and cash equivalents, end of period	$587,100	$79,946

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$48,378	$6,299
Income taxes	12,211	418

Supplemental disclosure of cash flow information:
Loans transferred to other real estate owned	—	70
Change in unrealized holding losses on securities available-for-sale	(3,594)	51,242
Restricted stock units vested	131	75
Employee stock-based compensation tax withholding obligations	(36)	(17)
Impact of adopting ASC 326, net of tax	6,642	—
Creation of servicing assets from loan sales	406	—
Loans transferred to loans held-for-sale	8,487	268
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

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance). In May 2023, we entered into an agreement with Flexia, to facilitate the divestiture of our interests in the ongoing business of Flexia. Refer to Note 15 – Acquisition & Divestiture Activity.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2022 Form 10-K. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of September 30, 2023, we held three equity method investments. See Note 5 – Equity Method Investments for further information.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. As of September 30, 2023, all loans and other relevant financial instruments that referenced LIBOR have been transitioned to the SOFR.

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

●
as a practical expedient, elected to use the fair value of collateral when determining the ACL for loans if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans); and

●
to update our troubled debt restructuring ("TDR") disclosures in accordance with ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance for TDRs for creditors.

In June 2023, we adopted ASU 2022-01, Fair Value Hedging – Portfolio Layer Method, upon entering into an interest rate swap to hedge the fair value of fixed rate mortgages included in a closed portfolio for changes in the SOFR benchmark interest rate component of the mortgages. This ASU amends the guidance in ASU 2017-12 and expands what it now calls the portfolio layer method (previously the last-of-layer method) to allow entities to hedge multiple layers of a closed portfolio of assets. It also allows for the use of an amortizing notional swap when entering into a portfolio layer method hedge. Thus, an interest rate swap is considered a hedge of a single layer of the closed portfolio of fixed rate loans. We applied this ASU to the derivatives we entered into during 2023 as further described in Note 11 - Derivatives. There were no instruments on the balance sheet that were subject to this ASU prior to 2023.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,360	$8	$(7,228)	$37,140
United States sponsored mortgage-backed securities	73,911	—	(13,430)	60,481
United States treasury securities	106,476	—	(8,376)	98,100
Municipal securities	118,872	1,064	(21,312)	98,624
Corporate debt securities	9,073	—	(172)	8,901
Other debt securities	7,500	—	—	7,500
Total debt securities	360,192	1,072	(50,518)	310,746
Other securities	791	—	—	791
Total investment securities available-for-sale	$360,983	$1,072	$(50,518)	$311,537

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$51,436	$15	$(6,637)	$44,814
United States sponsored mortgage-backed securities	68,267	—	(11,696)	56,571
United States treasury securities	130,689	48	(9,828)	120,909
Municipal securities	157,842	2,412	(21,618)	138,636
Corporate debt securities	10,570	10	(20)	10,560
Other debt securities	7,500	—	—	7,500
Total debt securities	426,304	2,485	(49,799)	378,990
Other securities	824	—	—	824
Total investment securities available-for-sale	$427,128	$2,485	$(49,799)	$379,814

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$4,794	$4,793
After one year, but within five years	111,991	103,552
After five years, but within ten years	40,598	35,557
After ten years	202,809	166,844
Total	$360,192	$310,746

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $215.6 million and $91.3 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, repurchase agreements, and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of September 30, 2023, the details of which are included in the following table. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the allowance for credit losses on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

Although these securities would result in a pre-tax loss of $50.5 million if sold at September 30, 2023, declines in the fair value of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no allowance for credit losses as of September 30, 2023.

The following tables show available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	September 30, 2023
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (25)	$356	$—	$35,155	$(7,228)
United States sponsored mortgage-backed securities (48)	2,249	(90)	48,493	(13,340)
United States treasury securities (23)	—	—	98,100	(8,376)
Municipal securities (196)	10,036	(3,828)	80,624	(17,484)
Corporate debt securities (7)	1,971	(102)	1,930	(70)
Total	$14,612	$(4,020)	$264,302	$(46,498)

	December 31, 2022
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (32)	$21,287	$(1,937)	$19,423	$(4,700)
United States sponsored mortgage-backed securities (51)	6,953	(852)	49,618	(10,844)
United States treasury securities (29)	11,936	(130)	102,092	(9,698)
Municipal securities (173)	65,930	(7,507)	41,184	(14,111)
Corporate debt securities (3)	2,380	(20)	—	—
Total	$108,486	$(10,446)	$212,317	$(39,353)

The following table summarizes investment sales, related gains and losses and unrealized holding gains for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Proceeds from sales of available-for-sale securities	$—	$—	$54,531	$60,635
Gains, gross	—	—	—	717
Losses, gross	—	—	1,536	67

Proceeds from sales of equity securities	$360	$161	$566	$1,261
Gain, gross	25	58	25	158
Losses, gross	—	214	294	214

Unrealized holding gains (losses) on equity securities	219	(61)	71	(146)

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial:
Business	$811,203	$851,072
Real estate	640,167	632,839
Acquisition, development and construction	121,758	126,999
Total commercial	1,573,128	1,610,910
Residential real estate	650,321	606,970
Home equity lines of credit	14,862	18,734
Consumer	30,341	131,566
Total loans, excluding purchased credit impaired loans	2,268,652	2,368,180
Purchased credit impaired loans:
Residential real estate	—	2,482
Total purchased credit impaired loans	—	2,482
Total loans	2,268,652	2,370,662
Deferred loan origination costs, net	1,781	1,983
Loans receivable	$2,270,433	$2,372,645

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

The following table presents impaired loans by class segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods shown:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial
Business	$3,436	$1,253	$7,015	$10,451	$15,324
Real estate	1,240	222	125	1,365	1,470
Acquisition, development and construction	—	—	—	—	1,415
Total commercial	4,676	1,475	7,140	11,816	18,209
Residential real estate	—	—	2,603	2,603	2,671
Home equity lines of credit	—	—	90	90	94
Consumer	1,347	268	4	1,351	1,351
Total impaired loans	$6,023	$1,743	$9,837	$15,860	$22,325

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods shown:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial
Business	$12,390	$1	$2	$11,378	$6	$6
Real estate	1,372	14	18	1,491	43	47
Acquisition, development and construction	282	—	—	303	—	—
Total commercial	14,044	15	20	13,172	49	53
Residential	8,425	4	3	8,390	12	11
Home equity	157	—	—	169	—	—
Consumer	1085	—	—	757	—	—
Total	$23,711	$19	$23	$22,488	$61	$64

As of September 30, 2023, the Bank’s other real estate owned balance totaled $0.9 million, all of which was related to our acquisition of The First State Bank (“First State”) in 2020. The Bank held $0.8 million of other real estate owned as a result of the foreclosure of two unrelated commercial loans. The remaining $0.1 million consists of one foreclosed residential real estate property. As of September 30, 2023, there were two residential mortgages in the process of foreclosure with loan balances totaling $0.2 million.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2023
Commercial business:
Risk rating:
Pass	$49,607	$293,000	$84,060	$28,735	$15,491	$60,635	$219,201	$—	$750,729
Special Mention	—	5,231	13	842	10	4,418	510	—	11,024
Substandard	—	1	35,353	—	5,362	4,525	—	—	45,241
Doubtful	—	2,071	468	264	—	1,406	—	—	4,209
Total commercial business loans	$49,607	$300,303	$119,894	$29,841	$20,863	$70,984	$219,711	$—	$811,203
Gross charge-offs	$—	$228	$975	$141	$—	$2,953	$—	$—	$4,297

Commercial real estate:
Risk rating:
Pass	$60,509	$158,327	$222,770	$12,094	$26,592	$110,857	$—	$—	$591,149
Special Mention	—	—	8,010	—	6,801	14,994	—	—	29,805
Substandard	—	—	—	—	—	19,213	—	—	19,213
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$60,509	$158,327	$230,780	$12,094	$33,393	$145,064	$—	$—	$640,167
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$2,987	$46,062	$30,768	$22,016	$3,128	$1,551	$—	$—	$106,512
Special Mention	—	—	14,476	—	—	5	—	—	14,481
Substandard	—	—	—	—	—	765	—	—	765
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$2,987	$46,062	$45,244	$22,016	$3,128	$2,321	$—	$—	$121,758
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
September 30, 2023
Residential Real Estate:
Risk rating:
Pass	$51,593	$417,420	$100,007	$38,942	$7,031	$23,923	$—	$—	$638,916
Special Mention	—	—	—	—	414	725	—	—	1,139
Substandard	—	991	3,789	4,240	136	899	—	—	10,055
Doubtful	—	—	—	—	—	211	—	—	211
Total residential real estate loans	$51,593	$418,411	$103,796	$43,182	$7,581	$25,758	$—	$—	$650,321
Gross charge-offs	$—	$—	$—	$—	$—	$381	$—	$—	$381

Home equity lines of credit:
Risk rating:
Pass	$—	$37	$—	$—	$170	$780	$13,486	$—	$14,473
Special Mention	—	—	—	—	—	76	148	—	224
Substandard	—	—	—	—	—	165	—	—	165
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$37	$—	$—	$170	$1,021	$13,634	$—	$14,862
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$2,460	$20,613	$6,225	$—	$48	$23	$29	$—	$29,398
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	198	576	169	—	—	—	—	—	943
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$2,658	$21,189	$6,394	$—	$48	$23	$29	$—	$30,341
Gross charge-offs	$866	$9,543	$1,522	$—	$—	$2	$—	$—	$11,933

Total:
Risk rating:
Pass	$167,156	$935,459	$443,830	$101,787	$52,460	$197,769	$232,716	$—	$2,131,177
Special Mention	—	5,231	22,499	842	7,225	20,218	658	—	56,673
Substandard	198	1,568	39,311	4,240	5,498	25,567	—	—	76,382
Doubtful	—	2,071	468	264	—	1,617	—	—	4,420
Total consumer loans	$167,354	$944,329	$506,108	$107,133	$65,183	$245,171	$233,374	$—	$2,268,652
Gross charge-offs	$866	$9,771	$2,497	$141	$—	$3,336	$—	$—	$16,611

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

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
September 30, 2023
Commercial
Business	$802,899	$789	$64	$7,451	$8,304	$811,203	$7,451	$—	$3,782	$—
Real estate	640,167	—	—	—	—	640,167	—	—	—	—
Acquisition, development and construction	120,993	—	—	765	765	121,758	765	—	—	—
Total commercial	1,564,059	789	64	8,216	9,069	1,573,128	8,216	—	3,782	—
Residential real estate	648,511	414	127	1,269	1,810	650,321	1,269	—	—	—
Home equity lines of credit	14,807	48	7	—	55	14,862	165	—	—	—
Consumer	26,995	1,821	582	943	3,346	30,341	943	—	—	—
Total loans	$2,254,372	$3,072	$780	$10,428	$14,280	$2,268,652	$10,593	$—	$3,782	$—

The following table presents the aging of recorded investment in loans, including accruing and nonaccrual loans, as of the period shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2022
Commercial
Business	$850,112	$—	$960	$—	$960	$851,072	$7,528	$—
Real estate	632,839	—	—	—	—	632,839	—	—
Acquisition, development and construction	126,999	—	—	—	—	126,999	—	—
Total commercial	1,609,950	—	960	—	960	1,610,910	7,528	—
Residential real estate	606,554	1,820	1,078	—	2,898	609,452	2,196	—
Home equity lines of credit	18,131	603	—	—	603	18,734	90	—
Consumer	120,504	6,848	2,867	1,347	11,062	131,566	1,351	—
Total loans	$2,355,139	$9,271	$4,905	$1,347	$15,523	$2,370,662	$11,165	$—

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the loan balance is uncollectible. Accrued interest receivable is excluded from the estimate of credit losses. Management determines the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors.

The Bank’s methodology for determining the ACL is based on the requirements of ASC 326 - Current Expected Credit Losses.

The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of September 30, 2023, the Bank expects the markets in which it operates will experience a decline in economic conditions and an increase in the unemployment rate and level of delinquencies, over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
September 30, 2023
Commercial
Business	$1,141	$4,058	$1	$462	$264	$5,926	$1,491
Total commercial	$1,141	$4,058	$1	$462	$264	$5,926	$1,491
Residential	1,088	—	—	—	—	1,088	36
Consumer	—	943	—	—	—	943	159
Total	$2,229	$5,001	$1	$462	$264	$7,957	$1,686

Collateral value	$4,301	$5,309	$—	$906	$320	$10,836

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at September 30, 2023 and December 31, 2022.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the allowance for credit losses calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the allowance for credit loss calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of September 30, 2023 and December 31, 2022, the liability for unfunded commitments related to loans held for investment was $1.4 million and $0.5 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
June 30, 2023	$11,308	$3,051	$1,707	$16,066	$7,168	$114	$6,946	$30,294
Provision (release of allowance) for credit losses	1,584	183	343	2,110	(242)	(15)	(2,012)	(159)
Charge-offs	(4,028)	—	—	(4,028)	(359)	—	(3,677)	(8,064)
Recoveries	4	7	—	11	—	1	2,193	2,205
ACL at September 30, 2023	$8,868	$3,241	$2,050	$14,159	$6,567	$100	$3,450	$24,276

(Dollars in thousands)
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Provision (release of allowance) for credit losses	3,770	363	698	4,831	(328)	(29)	(4,165)	309
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Charge-offs	(4,297)	—	—	(4,297)	(381)	—	(11,933)	(16,611)
Recoveries	40	20	—	60	—	3	7,779	7,842
ACL at September 30, 2023	$8,868	$3,241	$2,050	$14,159	$6,567	$100	$3,450	$24,276

During the three and nine months ended September 30, 2023, there were charge offs totaling $8.1 million and $16.6 million, respectively. For the three months ended September 30, 2023, $3.7 million, or 46%, of charge offs were related to the subprime consumer automotive segment, $2.4 million, or 30%, was related to a commercial note secured by accounts receivable, $0.9 million, or 11%, was related to a commercial note funding a government lease transaction and the remaining $1.1 million was for multiple unrelated commercial and consumer notes. For the nine months ended September 30, 2023, $12.0 million, or 72%, was related to the subprime consumer automotive segment. Outside of the loans described above, there were an additional four unrelated commercial notes totaling $0.3 million that were charged over the nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, the allowance related to unfunded commitments was not significant.

The following table presents the primary segments of the ALL segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL balance at June 30, 2022	$8,077	$6,641	$967	$15,685	$1,772	$141	$5,136	$22,734
Charge-offs	—	—	—	—	—	—	(3,652)	(3,652)
Recoveries	41	65	—	106	—	1	2,206	2,313
Provision (release)	1,626	(310)	191	1,507	1,165	(6)	2,454	5,120
ALL balance at September 30, 2022	$9,744	$6,396	$1,158	$17,298	$2,937	$136	$6,144	$26,515

(Dollars in thousands)
ALL balance at December 31, 2021	$8,027	$5,091	$982	$14,100	$1,492	$128	$2,546	$18,266
Charge-offs	—	—	—	—	—	—	(7,304)	(7,304)
Recoveries	51	127	—	178	—	5	3,870	4,053
Provision	1,666	1,178	176	3,020	1,445	3	7,032	11,500
ALL balance at September 30, 2022	$9,744	$6,396	$1,158	$17,298	$2,937	$136	$6,144	$26,515
Individually evaluated for impairment	$2,078	$221	$—	$2,299	$84	$—	$248	$2,631
Collectively evaluated for impairment	$7,666	$6,175	$1,158	$14,999	$2,853	$136	$5,896	$23,884

The following table presents the primary segments of our loan portfolio as of the period shown:

	Commercial				Residential	Home Equity Lines of Credit	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
September 30, 2022
Individually evaluated for impairment	$15,349	$1,090	$278	$16,717	$8,421	$157	$1246	$26,541
Collectively evaluated for impairment	856,919	700,395	131,107	1,688,421	596,214	19,219	140,043	2,443,897
Total loans	$872,268	$701,485	$131,385	$1,705,138	$604,635	$19,376	$141,289	$2,470,438

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

The following tables summarize the amortized cost basis of loans that were modified during three and nine months ended September 30, 2023:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
September 30, 2023
Commercial
Business	$—	$7,681	$—	$—	$7,681	1%
Real estate	—	11,321	—	—	11,321	2%
Total commercial	—	19,002	—	—	19,002	1%
Residential	—		—	—	—	—%
Home equity lines of credit	—		—	—	—	—%
Consumer	—		—	—	—	—%
Total	$—	$19,002	$—	$—	$19,002	1%

The above table presents the amortized cost basis of loans at September 30, 2023 that were experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable. Fourteen loans to 13 borrowers received payment delay modifications in the nine months ended September 30, 2023, including one secured by commercial office real estate totaling $11.3 million, one commercial loan secured by accounts receivable totaling $0.2 million, and 12 commercial loans with government guarantees totaling $7.5 million.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the period shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
September 30, 2023
Commercial
Business	$—	$2,071	$—	$2,071
Real estate	—	—	—	—
Total commercial	—	2,071	—	2,071
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,071	$—	$2,071

As of September 30, 2023, there is one modified loan past due, with an amortized costs basis of $2.1 million. This is a commercial note with a government guarantee and is considered non-accrual as of September 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
September 30, 2023
Commercial
Business	$—	$2,071	$—	$—	$2,071
Real estate	—	—	—	—	—
Total commercial	—	2,071	—	—	2,071
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,071	$—	$—	$2,071

As of September 30, 2023, there is one modified loan that has defaulted, with an amortized costs basis of $2.1 million. This is a commercial note with a government guarantee and is considered non-accrual as of September 30, 2023. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

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
During the nine months ended September 30, 2022, no additional loans were classified as TDRs and no restructured loan defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	18,147	17,549
Software	6,740	6,019
Construction in progress	124	508
Leasehold improvements	2,836	2,836
	44,705	43,770
Accumulated depreciation	(23,237)	(20,140)
Premises and equipment, net	$21,468	$23,630

We lease certain premises and equipment under operating and finance leases. At September 30, 2023, we had lease liabilities totaling $14.2 million and right-of-use assets totaling $13.0 million, substantially all of which was related to operating leases. At

September 30, 2023, the weighted-average remaining lease term for operating leases was 10.9 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.1%.

At December 31, 2022, we had lease liabilities totaling $15.0 million and right-of-use assets totaling $13.9 million, substantially all of which was related to operating leases. At December 31, 2022, the weighted-average remaining lease term for operating leases was 11.6 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%.

Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.

The following table presents lease costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Amortization of right-of-use assets, finance leases	$1	$13	$9	$42
Operating lease cost	435	445	1,331	1,335
Short-term lease cost	—	8	8	22
Variable lease cost	6	10	26	29
Sublease income	(114)	—	(288)	—
Total lease cost	$328	$476	$1,086	$1,428

For operating leases with initial or remaining terms of one year or more as of September 30, 2023, the following table presents future minimum payments for the twelve month periods ended September 30:

(Dollars in thousands)	Operating Leases
2024	$403
2025	1,621
2026	1,618
2027	1,594
2028	1,625
2029 and thereafter	10,111
Total future minimum lease payments	$16,972
Less: Amounts representing interest	(2,816)
Present value of net future minimum lease payments	$14,156

Future minimum payments on finance leases as of September 30, 2023 were not material.

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

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Total revenues	$9,943	$13,818	$31,588	$57,997
Net income (loss)	(1,520)	(1,986)	$(5,691)	$3,183

Gain on loans sold	$5,880	$9,785	$18,568	$39,746
Gain (loss) on loans held for sale	(745)	(1,636)	(165)	(3,457)
Volume of loans sold	359,791	619,059	1,071,795	1,999,706

In 2020, we acquired a 40% interest in ICM by contributing certain assets and liabilities associated with our mortgage operations as a capital contribution, as well as $7.5 million of our preferred units. It was determined that our ownership percentage of ICM provides that we have significant influence over its operations and decision making. Accordingly, the investment is accounted for as an equity method investment. Our share of ICM's net loss totaled $0.6 million and $2.3 million for the three and nine months ended September 30, 2023, respectively and our share of ICM's net loss and income totaled $0.8 million and $1.2 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, the mortgage pipeline was $544.4 million and $678.3 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

(Dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total revenues	$28,672	$104,005
Net income (loss)	(218)	8,707

Gain on loans sold	$3,985	$11,915
Gain (loss) on loans held for sale	(4,735)	12,480
Volume of loans sold	381,486	979,692

In October 2022, we acquired a 37.5% interest in Warp Speed with $38.4 million in cash, plus 313,030 shares of our common stock with an aggregate value of $9.6 million. It was determined that our ownership percentage of Warp Speed provides that we have significant influence over its operations and decision making. Accordingly, the investment is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net loss and income totaled $0.1 million and $3.3 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023 and December 31, 2022, the mortgage pipeline was $99.1 million and $116.9 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three and nine months ended September 30, 2023 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,093,903	$1,231,544
Interest-bearing demand	696,538	720,074
Savings and money markets	618,781	284,447
Time deposits, including CDs and IRAs	629,667	334,417
Total deposits	$3,038,889	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$3,435	$4,386

The following table presents the maturities of time deposits for the twelve month periods ended September 30:

(Dollars in thousands)
2024	$325,464
2025	301,107
2026	635
2027	1,530
2028	908
Thereafter	23
Total	$629,667

As of September 30, 2023, overdrawn deposit accounts totaling $3.1 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. As of September 30, 2023, the Bank's maximum borrowing capacity with the FHLB was $721.2 million and the remaining borrowing capacity was $707.8 million, with the difference being deposit letters of credit of $11.9 million and credit enhancement recourse obligations related to the master commitments through the FHLB's Mortgage Partnership Finance program of $1.4 million.

Short-term borrowings

As of September 30, 2023, the Bank had no short-term borrowings with the FHLB or Federal Reserve Bank and no federal funds purchased outstanding. As of December 31, 2022, the Bank had $102.3 million short-term borrowings with the FHLB and Federal Reserve Bank and no federal funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance at end of period	$—	$102,333
Average balance during the period	23,449	15,494
Maximum month-end balance	—	102,333
Weighted-average rate during the period	5.06%	2.82%
Weighted-average rate at end of period	—%	4.45%
Long-term borrowings

As of September 30, 2023 and December 31, 2022, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of September 30, 2023 and December 31, 2022, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $4.6 million and $10.4 million at September 30, 2023 and December 31, 2022, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance at end of period	$4,502	$10,037
Average balance during the period	5,974	10,987
Maximum month-end balance	10,041	12,680
Weighted-average rate during the period	—%	0.05%
Weighted-average rate at end of period	0.01%	0.06%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance at end of period	$73,478	$73,286
Average balance during the period	73,383	73,159
Maximum month-end balance	73,478	73,286
Weighted-average rate during the period	4.39%	4.20%
Weighted-average rate at end of period	4.01%	3.97%

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

Senior term loan

The following table presents information related to senior term loan as of and for the periods shown:

(Dollars in thousands)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance at end of period	$8,473	$9,765
Average balance during the period	9,285	2,328
Maximum month-end balance	9,768	9,886
Weighted-average rate during the period	8.39%	7.00%
Weighted-average rate at end of period	8.48%	7.44%

In October 2022, we entered into a credit agreement with Raymond James Bank (“Raymond James”). Pursuant to the credit agreement, Raymond James has extended to us a senior term loan in the aggregate principal amount of up to $10.0 million. In connection with the closing of the Warp Speed transaction, we borrowed $10.0 million and paid Raymond James an upfront fee of 1% of the loan amount. The loan will bear interest per annum at a rate equal to 2.75%, plus term SOFR, which will reset monthly. Accrued interest is payable on the last business day of each month, beginning with October 31, 2022, with the then outstanding principal balance of the loan payable on the last business day of each quarter in the amount of $125,000 during the first year and $250,000 thereafter. The loan will mature in April 2025, unless accelerated earlier upon an event of default.

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

The following table presents information pertaining to the activity in our defined benefit pension plan, using the latest available actuarial valuations with a measurement date of September 30, 2023 and 2022 for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Interest cost	$113	$85	339	255
Expected return on plan assets	(164)	(167)	(492)	(501)
Amortization of net actuarial loss	29	107	87	321
Net periodic benefit (income) cost	$(22)	$25	$(66)	$75
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and nine months ended September 30, 2023 and 2022.

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.4 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively. Service costs were not material for any periods covered by this report.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
September 30, 2023
Financial Assets:
Cash and cash equivalents	$587,100	$587,100	$587,100	$—	$—
Securities available-for-sale	311,537	311,537	98,100	188,797	24,640
Equity securities	40,835	40,835	4,647	—	36,188
Loans held-for-sale	7,603	7,603	—	7,603	—
Loans receivable, net	2,246,157	2,139,689	—	—	2,124,865
Servicing rights	1,736	1,753	—	—	1,753
Interest rate swaps	12,974	12,974	—	12,974	—
Fair value hedge	204	204	—	204	—
Accrued interest receivable	15,630	15,630	—	2,190	13,440
FHLB Stock	2,122	2,122	—	2,122	—
Bank-owned life insurance	44,109	44,109	—	44,109	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$3,038,889	$2,670,272	$—	$2,670,272	$—
Repurchase agreements	4,502	4,502	—	4,502	—
Interest rate swaps	10,609	10,609	—	10,609	—
Accrued interest payable	2,123	2,123	—	2,123	—
Senior term loan	8,473	8,363	—	8,363	—
Subordinated debt	73,478	56,417	—	56,417	—

December 31, 2022
Financial assets:
Cash and cash equivalents	$40,280	$40,280	$40,280	$—	$—
Securities available-for-sale	379,814	379,814	—	344,471	35,343
Equity securities	38,744	38,744	5,382	—	33,362
Loans held-for-sale	23,126	24,898	—	24,898	—
Loans receivable, net	2,348,808	2,285,427	—	—	2,285,427
Servicing rights	1,616	1,634	—	—	1,634
Interest rate swaps	8,427	8,427	—	8,427	—
Accrued interest receivable	12,617	12,617	—	2,778	9,839
Bank-owned life insurance	43,239	43,239	—	43,239	—
FHLB Stock	9,966	9,966	—	9,966	—
Embedded derivative	787	787	—	—	787

Financial liabilities:
Deposits	$2,570,482	$2,226,037	$—	$2,226,037	$—
Repurchase agreements	10,037	10,037	—	10,037	—
Fair value hedge	572	572	—	572	—
Interest rate swaps	8,427	8,427	—	8,427	—
Accrued interest payable	2,558	2,558	—	2,558	—
FHLB and other borrowings	102,333	102,006	—	102,006	—
Senior term loan	9,765	9,765	—	9,765	—
Subordinated debt	73,286	64,330	—	64,330	—

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

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three and nine months ended September 30, 2023. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and nine months ended September 30, 2023. Valuation techniques are consistent with techniques used in prior periods.

Interest rate swaps – Interest rate swaps are recorded at fair value based on third-party vendors who compile prices from various sources and may determine the fair value of identical or similar instruments by using pricing models that consider observable market data.

Fair value hedges – Treated like an interest rate swap, fair value hedges are recorded at fair value based on third-party vendors who compile prices from various sources and may determine fair value of identical or similar instruments by using pricing models that consider observable market data.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	September 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$37,140	$—	$37,140
United States sponsored mortgage-backed securities	—	60,481	—	60,481
United States treasury securities	98,100	—	—	98,100
Municipal securities	—	81,484	17,140	98,624
Corporate debt securities	—	8,901	—	8,901
Other securities	—	791	—	791
Equity securities	4,647	—	—	4,647
Loans held-for-sale	—	7,603	—	7,603
Interest rate swaps	—	12,974	—	12,974
Fair value hedge	—	204	—	204
Bank-owned life insurance	—	44,109	—	44,109
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	10,609	—	10,609

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$44,814	$—	$44,814
United States sponsored mortgage-backed securities	—	56,571	—	56,571
United States treasury securities	—	120,909	—	120,909
Municipal securities	—	103,293	35,343	138,636
Corporate debt securities	—	10,560	—	10,560
Other securities	—	824	—	824
Equity securities	5,382	—	—	5,382
Interest rate swaps	—	8,427	—	8,427
Bank-owned life insurance	—	43,239	—	43,239
Embedded derivative	—	—	787	787
Liabilities:
Interest rate swaps	—	8,427	—	8,427
Fair value hedge	—	572	—	572

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at June 30, 2023	$34,418	$648	$35,066
Realized and unrealized income included in earnings	45	—	45
Purchase of securities	250	—	250
Maturities/calls	(17,389)	—	(17,389)
Unrealized loss included in other comprehensive income (loss)	(184)	—	(184)
Balance at September 30, 2023	$17,140	$648	$17,788

Balance at December 31, 2022	$35,343	$787	$36,130
Realized and unrealized income (loss) included in earnings	46	(139)	(93)
Purchase of securities	250	—	250
Maturities/calls	(18,156)	—	(18,156)
Unrealized loss included in other comprehensive income (loss)	(343)	—	(343)
Balance at September 30, 2023	$17,140	$648	$17,788

Balance at June 30, 2022	$37,035	$—	$37,035
Realized and unrealized gain included in earnings	—	—	—
Purchase of securities	—	—	—
Maturities/calls	(66)	—	(66)
Unrealized loss included in other comprehensive income (loss)	(1,840)	—	(1,840)
Balance at September 30, 2022	$35,129	$—	$35,129

Balance at December 31, 2021	$41,763	$—	$41,763
Realized and unrealized gains included in earnings	8	—	8
Purchase of securities	1,048	—	1,048
Maturities/calls	(3,141)	—	(3,141)
Unrealized loss included in other comprehensive income	(4,550)	—	(4,550)
Balance at September 30, 2022	$35,129	$—	$35,129

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment) and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2023 and 2022 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

The following table presents the fair value of these assets as of the periods shown:

	September 30, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$3,113	$3,113
Other real estate owned	—	—	906	906
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	36,188	36,188

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Impaired loans	$—	$—	$14,117	$14,117
Other real estate owned	—	—	1,194	1,194
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	33,362	33,362

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2023
Nonrecurring measurements:
Collateral-dependent loans	$3,113	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$906	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$36,188	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$17,140	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2022
Nonrecurring measurements:
Impaired loans	$14,117	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,194	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$33,362	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$35,343	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$787	Monte Carlo pricing model	Deferred payment	$0 - $51.9 million
			Volatility	58%
			Term	5 years
			Risk free rate	3.95%

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

Note 11 – Derivatives

We use certain derivative instruments to meet the needs of customers, as well as to manage the interest rate risk associated with certain transactions. All derivative financial instruments are recognized as either assets or liabilities and measured at fair value.

Fair Value Hedges of Interest Rate Risk

We are exposed to changes in the fair value of fixed rate mortgages included in a closed portfolio due to changes in benchmark interest rates. In 2023, we entered into three fixed portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on these instruments attributable to the designated interest rate. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

We designated the fair value swaps under the portfolio layer method (“PLM”). The total notional amount of the three swaps was $145.7 million as of September 30, 2023, one of which is amortizing and included a $4.29 million amortization adjustment to the notional amount at September 30, 2023. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans that are anticipated to remain outstanding for the designated hedged periods. Adjustments will be made to record the swaps at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. These instruments are included in loans receivable on the consolidated balance sheet. The carrying values of the fair value swaps on the consolidated balance sheets will also be adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed Rate Assets	$486,167	$145,709	$(2,809)	$—	$—	$—

Derivatives Not Designated as Hedging Instruments

Matched Interest Rate Swaps. We enter into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating-rate loan payments to fixed rate loan payments. When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a "mirror" swap contract with a third-party. The third-party exchanges the borrower's fixed-rate loan payments for floating-rate loan payments. These derivatives are not designated as hedges and changes in fair value are recognized in earnings. Because these derivatives have mirror-image contractual terms, the changes in fair value substantially offset each other through earnings. Fees earned in connection with the execution of derivatives related to this program are recognized in earnings through loan-related derivative income.

Pay Fixed Interest Rate Swaps. During the three months ended September 30, 2023, we entered into a pay fixed swap with a notional amount of $250.0 million. The interest rate swap involves the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreement, without the exchange of the underlying notional amount. This swap was not designated as a hedging instrument and changes in fair value are recognized in earnings.

The following tables summarize outstanding financial derivative instruments as of September 30, 2023 and December 31, 2022:

		September 30, 2023
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$145,709	$2,814	$2,814

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	265,286	10,160	—
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	132,643	(10,160)	—
Pay fixed rate swaps with counterparty	Accrued interest payable and other liabilities	250,000	(449)	(449)

Total derivatives		$793,638	$2,365	$2,365

		December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$—	$—	$—

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	275,478	8,427	—
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	137,739	(8,427)	—
Pay fixed rate swaps with counterparty	Accrued interest payable and other liabilities	—	—	—

Total derivatives		$413,217	$—	$—

Embedded Derivative

In December 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million and $0.8 million at September 30, 2023 and December 31, 2022, respectively, with a loss of $0.1 million as of September 30, 2023.

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except shares and per share data)	2023	2022	2023	2022
Numerator for earnings per share:
Net income from continuing operations	$3,872	$1,833	$14,308	$6,016
Net (income) loss attributable to noncontrolling interest	(5)	163	231	521
Net income available to common shareholders from continuing operations	3,867	1,996	14,539	6,537
Net income from discontinued operations available to common shareholders - basic and diluted	—	722	8,782	2,001
Net income available to common shareholders	$3,867	$2,718	$23,321	$8,538

Denominator:
Weighted-average shares outstanding - basic	12,722,010	12,238,505	12,678,708	12,170,028
Effect of dilutive instruments	394,619	616,446	334,126	682,546
Weighted-average shares outstanding - diluted	13,116,629	12,854,951	13,012,834	12,852,574

Earnings per share from continuing operations - basic	$0.30	$0.16	$1.15	$0.54
Earnings per share from discontinued operations - basic	$—	$0.06	$0.69	$0.16
Earnings per common share - basic	$0.30	$0.22	$1.84	$0.70
Earnings per share from continuing operations - diluted	$0.29	$0.16	$1.12	$0.51
Earnings per share from discontinued operations - diluted	$—	$0.05	$0.67	$0.15
Earnings per share common share - diluted	$0.29	$0.21	$1.79	$0.66

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	228,243	564,604	250,893	533,543

Note 13 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$—	$—	$(1,536)	$650	Gain (loss) on sale of available-for-sale securities
Income tax effect	—	—	369	(152)	Income taxes
Realized gain (loss) recognized in income, net of tax	—	—	(1,167)	498
Defined benefit pension plan items
Amortization of net actuarial loss	(29)	$(107)	$(87)	$(321)	Salaries and employee benefits
Income tax effect	7	27	21	79	Income taxes
Defined benefit pension plan items, net of tax	(22)	(80)	(66)	(242)
Investment hedge
Carrying value adjustment	—	(56)	289	141	Interest on investment securities
Income tax effect	—	14	(69)	(35)	Income taxes
Investment hedge, net of tax	—	(42)	220	106

Total reclassifications	$(22)	$(122)	$(1,013)	$362

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at June 30, 2023	$(31,674)	$(2,824)	$34	$(34,464)
Other comprehensive income (loss) before reclassification	(5,885)	76	—	(5,809)
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	—	22
Net current period other comprehensive income (loss)	(5,885)	98	—	(5,787)
Balance at September 30, 2023	$(37,559)	$(2,726)	$34	$(40,251)

Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	(3,897)	337	—	(3,560)
Amounts reclassified from accumulated other comprehensive income (loss)	1,167	66	(220)	1,013
Net current period other comprehensive income (loss)	(2,730)	403	(220)	(2,547)
Balance at September 30, 2023	$(37,559)	$(2,726)	$34	$(40,251)

Balance at June 30, 2022	$(26,203)	$(3,385)	$168	$(29,420)
Other comprehensive income (loss) before reclassification	(10,796)	117	—	(10,679)
Amounts reclassified from accumulated other comprehensive income (loss)	—	80	42	122
Net current period other comprehensive income (loss)	(10,796)	197	42	(10,557)
Balance at September 30, 2022	$(36,999)	$(3,188)	$210	$(39,977)

Balance at December 31, 2021	$147	$(4,069)	$316	$(3,606)
Other comprehensive income (loss) before reclassification	(36,648)	639	—	(36,009)
Amounts reclassified from accumulated other comprehensive income (loss)	(498)	242	(106)	(362)
Net current period other comprehensive income (loss)	(37,146)	881	(106)	(36,371)
Balance at September 30, 2022	$(36,999)	$(3,188)	$210	$(39,977)

Note 14 – Segment Reporting

We have identified three reportable segments: CoRe Banking; Mortgage Banking; and Financial Holding Company. All other operating segments are summarized in an Other category.

Our CoRe Banking segment, which includes our Fintech division, represents banking products and services offered to customers by the Bank, primarily loans and deposits accounts. Revenue from banking activities consists primarily of interest earned on loans and investment securities and service charges on deposit accounts.

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended September 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$48,268	$103	$2	$—	$(48)	$48,325
Interest expense	17,454	—	1,000	54	(48)	18,460
Net interest income (expense)	30,814	103	(998)	(54)	—	29,865
Release of allowance for credit losses	(159)	—	—	—	—	(159)
Net interest income (expense) after release of allowance for credit losses	30,973	103	(998)	(54)	—	30,024

Noninterest income	4,980	(742)	2,576	3,099	(4,122)	5,791

Noninterest Expenses:
Salaries and employee benefits	9,787	—	4,129	2,100	—	16,016
Other expenses	14,701	13	1,992	2,125	(4,122)	14,709
Total noninterest expenses	24,488	13	6,121	4,225	(4,122)	30,725

Income (loss) before income taxes	11,465	(652)	(4,543)	(1,180)	—	5,090
Income taxes	2,628	(153)	(978)	(279)	—	1,218
Net income (loss)	8,837	(499)	(3,565)	(901)	—	3,872
Net income attributable to noncontrolling interest	—	—	—	(5)	—	(5)
Net income (loss) available to common shareholders	$8,837	$(499)	$(3,565)	$(906)	$—	$3,867

Capital expenditures for the three months ended September 30, 2023	$163	$—	$17	$48	$—	$228
Total assets as of September 30, 2023	$3,378,789	$85,017	$330,634	$18,895	$(375,752)	$3,437,583
Total assets as of December 31, 2022	$3,014,475	$34,248	$375,171	$27,075	$(382,119)	$3,068,850
Goodwill as of September 30, 2023	$—	$—	$—	$2,838	$—	$2,838
Goodwill as of December 31, 2022	$—	$—	$—	$2,838	$—	$2,838

Three Months Ended September 30, 2022	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$33,777	$103	$33	$—	$(10)	$33,903
Interest expense	3,286	—	771	10	(10)	4,057
Net interest income (expense)	30,491	103	(738)	(10)	—	29,846
Provision for loan losses	5,120	—	—		—	5,120
Net interest income (expense) after provision for loan losses	25,371	103	(738)	(10)	—	24,726

Noninterest income	5,356	(817)	2,366	1,370	(2,808)	5,467

Noninterest Expenses:
Salaries and employee benefits	9,354	8	4,274	2,269	—	15,905
Other expenses	11,523	25	1,810	1,721	(2,808)	12,271
Total noninterest expenses	20,877	33	6,084	3,990	(2,808)	28,176

Income (loss) before income taxes	9,850	(747)	(4,456)	(2,630)	—	2,017
Income taxes	1,817	(192)	(840)	(601)	—	184
Net income (loss) from continuing operations	8,033	(555)	(3,616)	(2,029)	—	1,833
Income from discontinued operations, before income taxes	—	—	—	935	—	935
Income taxes - discontinued operations	—	—	—	213	—	213
Net income from discontinued operations	—	—	—	722	—	722
Net income (loss)	8,033	(555)	(3,616)	(1,307)	—	2,555
Net income attributable to noncontrolling interest	—	—	—	163	—	163
Net income (loss) available to common shareholders	$8,033	$(555)	$(3,616)	$(1,144)	$—	$2,718

Capital expenditures for the three months ended September 30, 2022	$244	$—	$4	$373	$—	$621

Nine Months Ended September 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$139,859	$313	$38	$—	$(91)	$140,119
Interest expense	44,934	—	2,992	108	(91)	47,943
Net interest income (expense)	94,925	313	(2,954)	(108)	—	92,176
Provision for credit losses	182	—	—	—	—	182
Net interest income (expense) after provision for credit losses	94,743	313	(2,954)	(108)	—	91,994

Noninterest income	12,111	(56)	8,102	5,934	(10,814)	15,277

Noninterest Expenses:
Salaries and employee benefits	27,891	7	13,702	6,908	—	48,508
Other expenses	39,903	65	6,072	5,590	(10,814)	40,816
Total noninterest expenses	67,794	72	19,774	12,498	(10,814)	89,324

Income (loss) before income taxes	39,060	185	(14,626)	(6,672)	—	17,947
Income taxes	8,380	(14)	(3,127)	(1,600)	—	3,639
Net income (loss) from continuing operations	30,680	199	(11,499)	(5,072)	—	14,308
Income from discontinued operations, before income taxes	—	—	—	11,831	—	11,831
Income taxes - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss)	30,680	199	(11,499)	3,710	—	23,090
Net loss attributable to noncontrolling interest	—	—	—	231	—	231
Net income (loss) available to common shareholders	$30,680	$199	$(11,499)	$3,941	$—	$23,321

Capital expenditures for the nine months ended September 30, 2023	$655	$—	$17	$769	$—	$1,441

Nine Months Ended September 30, 2022	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$84,858	$309	$113	$—	$(25)	$85,255
Interest expense	4,617	—	2,284	25	(25)	6,901
Net interest income (expense)	80,241	309	(2,171)	(25)	—	78,354
Provision for credit losses	11,500	—	—	—	—	11,500
Net interest income (expense) after provision for credit losses	68,741	309	(2,171)	(25)	—	66,854

Noninterest income	19,347	1,193	8,265	4,490	(9,165)	24,130

Noninterest Expenses:
Salaries and employee benefits	28,810	8	12,769	6,630	—	48,217
Other expenses	33,484	119	6,262	4,488	(9,165)	35,188
Total noninterest expenses	62,294	127	19,031	11,118	(9,165)	83,405

Income (loss) before income taxes	25,794	1,375	(12,937)	(6,653)	—	7,579
Income taxes	5,219	356	(2,524)	(1,488)	—	1,563
Net income (loss) from continuing operations	20,575	1,019	(10,413)	(5,165)	—	6,016
Income from discontinued operations, before income taxes	—	—	—	2,599	—	2,599
Income taxes - discontinued operations	—	—	—	598	—	598
Net income from discontinued operations	—	—	—	2,001	—	2,001
Net income (loss) before noncontrolling interest	20,575	1,019	(10,413)	(3,164)	—	8,017
Net loss attributable to noncontrolling interest	—	—	—	521	—	521
Net income (loss) available to common shareholders	$20,575	$1,019	$(10,413)	$(2,643)	$—	$8,538

Capital expenditures for the nine months ended September 30, 2022	$494	$—	$389	$1,847	$—	$2,730

Note 15 – Acquisition & Divestiture Activity

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

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale. During the nine months ended September 30, 2023, we have paid $2.5 million in fees related to this contract.

Balances attributable to Chartwell are included in assets from discontinued operations and liabilities from discontinued operations on our December 31, 2022 balance sheet. There were no assets from discontinued operations or liabilities from discontinued operations as of September 30, 2023. Chartwell's net income is presented in income from discontinued operations for all periods shown. Prior period balances have been reclassified to conform with this presentation. Chartwell's depreciation and amortization expense was $0.1 million and $0.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The following table presents the major classes of assets held-for-sale from discontinued operations and liabilities held-for-sale from discontinued operations as of December 31, 2022:

(Dollars in thousands)	December 31, 2022
Premises and equipment	$23
Accrued interest receivable and other assets	3,142
Goodwill	1,150
Total assets from discontinued operations	$4,315

Accrued interest payable and other liabilities	$5,444
Total liabilities from discontinued operations	$5,444

The following table presents the major classes of net income from discontinued operations for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Compliance consulting income	$—	$4,411	$2,369	$12,719
Gain on sale of discontinued operations	—	—	11,800	—
Total income	$—	$4,411	$14,169	$12,719

Salaries and employee benefits	$—	$2,411	$2,082	$7,043
Other expenses	—	1,065	256	3,077
Total expenses	$—	$3,476	$2,338	$10,120

Income before income taxes	$—	$935	$11,831	$2,599
Income taxes	—	213	3,049	598
Net income from discontinued operations	$—	$722	$8,782	$2,001

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

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily brought on by an environment of increasing interest rates, a slowing economy and multiple high-profile bank failures that occurred during the first half of 2023. We remain committed to our key Fintech industries of gaming and payments. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

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

Financial Results

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

During the three months ended September 30, 2023, net interest income increased $0.1 million, noninterest income increased $0.3 million and noninterest expenses increased by $2.5 million compared to the three months ended September 30, 2022. Our tax- equivalent yield on earning assets in the three months ended September 30, 2023 was 6.29% compared to 4.83% in the three months ended September 30, 2022. Loans receivable decreased by $42.0 million to $2.27 billion during the three months ended September 30, 2023. Our overall cost of interest-bearing liabilities was 3.58% in the three months ended September 30, 2023 compared to 1.15% in the three months ended September 30, 2022. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.90% in the three months ended September 30, 2023, compared to 4.25% in the three months ended September 30, 2022.

Our net income for the three months ended September 30, 2023 was $3.9 million compared to $2.7 million in the three months ended September 30, 2022. Earnings for the three months ended September 30, 2023 equated to a return on average assets of 0.5% and a return on average equity of 5.8%, compared to the three months ended September 30, 2022 results of 0.4% and 4.2%, respectively. Basic and diluted earnings per share were $0.30 and $0.29, respectively, for the three months ended September 30, 2023, compared to $0.22 and $0.21, respectively, for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

During the nine months ended September 30, 2023, net interest income increased $13.8 million, noninterest income decreased $8.9 million and noninterest expenses increased by $5.9 million compared to the nine months ended September 30, 2022. Our yield on tax-equivalent earning assets in the nine months ended September 30, 2023 was 6.10% compared to 4.18% in the nine months ended September 30, 2022. Loans receivable decreased by $102.2 million to $2.27 billion during the nine months ended September 30, 2023. Our overall cost of interest-bearing liabilities was 3.30% in the nine months ended September 30, 2023 compared to 0.70% in the nine months ended September 30, 2022. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 4.03% in the nine months ended September 30, 2023, compared to 3.84% in the nine months ended September 30, 2022.

Our net income for the nine months ended September 30, 2023 was $23.1 million compared to $8.5 million in the nine months ended September 30, 2022, largely the result of an $11.8 million pre-tax gain related to the sale of the Bank’s wholly-owned subsidiary, Chartwell. Earnings for the nine months ended September 30, 2023 equated to a return on average assets of 0.9% and a return on average equity of 11.41%, compared to the nine months ended September 30, 2022 results of 0.4% and 4.4%, respectively. Basic and diluted earnings per share were $1.84 and $1.79, respectively, for the nine months ended September 30, 2023, compared to $0.70 and $0.66, respectively, for the nine months ended September 30, 2022.

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

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$483,158	$6,404	5.26%	$32,552	$111	1.35%
CDs with banks	—	—	—	232	2	3.42
Investment securities:
Taxable	206,340	1,056	2.03	231,953	897	1.53
Tax-exempt [2]	107,490	1,016	3.75	144,719	1,346	3.69
Loans and loans held-for-sale: [1]
Commercial	1,593,875	31,348	7.80	1,687,383	22,898	5.38
Tax exempt [2]	3,678	40	4.31	4,498	51	4.50
Real estate	573,579	6,351	4.39	579,685	4,707	3.22
Consumer	95,032	2,331	9.73	129,464	4,183	12.82
Total loans	2,266,164	40,070	7.02	2,401,030	31,839	5.26
Total earning assets	3,063,152	48,546	6.29	2,810,486	34,195	4.83
Less: Allowance for loan losses	(29,693)			(23,083)
Cash and due from banks	6,686			5,399
Other assets	281,504			227,337
Total assets	$3,321,649			$3,020,139

Liabilities
Deposits:
NOW	$674,745	$4,970	2.92%	$734,271	$1,394	0.75%
Money market checking	537,592	3,294	2.43	258,527	422	0.65
Savings	72,206	438	2.41	71,370	153	0.85
IRAs	6,788	56	3.27	6,132	17	1.10
CDs	664,281	8,702	5.20	202,299	988	1.94
Repurchase agreements and federal funds sold	4,911	—	—	10,627	1	0.04
FHLB and other borrowings	278	—	—	48,058	311	2.57
Senior term loan	8,751	191	8.66	—	—	—
Subordinated debt	73,446	809	4.37	73,190	771	4.18
Total interest-bearing liabilities	2,042,998	18,460	3.58	1,404,474	4,057	1.15
Noninterest-bearing demand deposits	975,164			1,321,982
Other liabilities	38,021			37,019
Total liabilities	3,056,183			2,763,475

Stockholders’ equity
Common stock	13,570			13,086
Paid-in capital	159,050			145,877
Treasury stock	(16,741)			(16,741)
Retained earnings	146,504			144,816
Accumulated other comprehensive loss	(36,865)			(30,915)
Total stockholders’ equity	265,518			256,123
Noncontrolling interest	(52)			541
Total stockholders’ equity attributable to parent	265,466			256,664
Total liabilities and stockholders’ equity	$3,321,649			$3,020,139

Net interest spread (tax-equivalent)			2.71%			3.68%
Net interest income and margin (tax-equivalent) [2]		$30,086	3.90%		$30,138	4.25%
Less: Tax-equivalent adjustments		$(221)			$(292)
Net interest spread			2.68%			3.64%
Net interest income and margin		$29,865	3.87%		$29,846	4.21%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended September 30, 2023 and 2022, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$405,012	$15,099	4.98%	$273,184	$630	0.31%
CDs with banks	—	—	—	1,381	24	2.32
Investment securities:
Taxable	221,089	4,133	2.50	237,188	2,383	1.34
Tax-exempt [2]	122,818	3,471	3.78	140,377	3,824	3.64
Loans and loans held-for-sale: [1]
Commercial	1,616,510	90,413	7.48	1,569,161	59,899	5.10
Tax exempt [2]	3,813	125	4.38	4,829	156	4.32
Real estate	596,070	18,343	4.11	438,380	9,722	2.97
Consumer	120,075	9,290	10.34	91,092	9,454	13.88
Total loans	2,336,468	118,171	6.76	2,103,462	79,231	5.04
Total earning assets	3,085,387	140,874	6.10	2,755,592	86,092	4.18
Less: Allowance for loan losses	(31,656)			(20,468)
Cash and due from banks	4,252			5,680
Other assets	303,233			237,637
Total assets	$3,361,216			$2,978,441

Liabilities
Deposits:
NOW	$717,527	$14,448	2.69%	$678,991	$1,844	0.36%
Money market checking	455,463	6,661	1.96	367,608	807	0.29
Savings	79,187	1,430	2.41	49,714	155	0.42
IRAs	6,448	128	2.65	6,271	52	1.11
CDs	572,078	21,396	5.00	122,095	1,433	1.57
Repurchase agreements and federal funds sold	5,974	—	—	11,334	4	0.05
FHLB and other borrowings	23,449	888	5.06	16,966	322	2.54
Senior term loan	9,285	583	8.39	—	—	—
Subordinated debt	73,383	2,409	4.39	73,126	2,284	4.18
Total interest-bearing liabilities	1,942,794	47,943	3.30	1,326,105	6,901	0.70
Noninterest-bearing demand deposits	1,107,712			1,350,533
Other liabilities	37,987			41,379
Total liabilities	3,088,493			2,718,017

Stockholders’ equity
Common stock	13,525			13,276
Paid-in capital	157,034			144,903
Treasury stock	(16,741)			(16,741)
Retained earnings	153,769			140,174
Accumulated other comprehensive loss	(34,980)			(21,905)
Total stockholders’ equity	272,607			259,707
Noncontrolling interest	116			717
Total stockholders’ equity attributable to parent	272,723			260,424
Total liabilities and stockholders’ equity	$3,361,216			$2,978,441

Net interest spread (tax-equivalent)			2.80%			3.48%
Net interest income and margin (tax-equivalent) [2]		$92,931	4.03%		$79,191	3.84%
Less: Tax-equivalent adjustments		$(755)			$(837)
Net interest spread			2.77%			3.44%
Net interest income and margin		$92,176	3.99%		$78,354	3.80%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the nine months ended September 30, 2023 and 2022, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net interest margin - U.S. GAAP basis
Net interest income	$29,865	$29,846	$92,176	$78,354
Average interest-earning assets	3,063,152	2,810,486	3,085,387	2,755,592
Net interest margin	3.87%	4.21%	3.99%	3.80%

Net interest margin - non-U.S. GAAP basis
Net interest income	$29,865	$29,846	$92,176	$78,354
Impact of fully tax-equivalent adjustment	221	292	755	837
Net interest income on a fully tax-equivalent basis	$30,086	$30,138	$92,931	$79,191
Average interest-earning assets	$3,063,152	$2,810,486	$3,085,387	$2,755,592
Net interest margin on a fully tax-equivalent basis	3.90%	4.25%	4.03%	3.84%

Key Metrics

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Book value per common share	$21.33	$19.85	$21.33	$19.85
Tangible book value per common share [5]	$21.08	$19.38	$21.08	$19.38
Efficiency ratio 1 5 6	86.2%	78.8%	75.4%	80.4%
Overhead ratio 2 3 5	3.7%	4.0%	3.5%	4.0%
Net loan charge-offs to total loans [4]	1.0%	0.2%	0.5%	0.2%
Allowance for credit losses to total loans [7]	1.07%	1.07%	1.07%	1.07%
Nonperforming loans	$10,593	$22,350	$10,593	$22,350
Nonperforming loans to total loans	0.5%	0.9%	0.5%	0.9%
Equity to assets	7.9%	7.8%	7.9%	7.8%
Community Bank Leverage Ratio	10.4%	11.1%	10.4%	11.1%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Non-U.S. GAAP metric
6 Includes net income from discontinued operations
7 Excludes loans held-for-sale

Tangible book value (“TBV”) per common share was $21.08 and $19.38 as of September 30, 2023 and September 30, 2022, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of September 30,
(Dollars in thousands, except per share data)	2023	2022
Goodwill	$2,838	$3,988
Intangibles	375	1,806
Total intangibles	3,213	5,794

Total equity attributable to parent	271,416	243,913
Less: Total intangibles	(3,213)	(5,794)
Tangible common equity	268,203	238,119

Tangible common equity	$268,203	$238,119
Common shares outstanding (000s)	12,726	12,287
Tangible book value per common share	$21.08	$19.38

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

In 2023, the Federal Reserve raised its key interest rate from a range of 4.25% to 4.5% as of December 31, 2022 to a range of 5.25% to 5.50% as of September 30, 2023. We continually analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Net interest margin on a tax-equivalent basis was 3.90% for the three months ended September 30, 2023 compared to 4.25% for the three months ended September 30, 2022. The decrease in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by higher loan yields. Tax-equivalent net interest spread was 2.71% for the three months ended September 30, 2023 compared to 3.68% for the three months ended September 30, 2022. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 119 basis points in the three months ended September 30, 2023 compared to 57 basis points in the three months ended September 30, 2022 driven by the increase in interest expense outpacing the increase in average assets.

During the three months ended September 30, 2023, net interest income increased by $0.1 million, or 0.1%, to $29.9 million from $29.8 million during the three months ended September 30, 2022. Average total earning assets were $3.06 billion in the three months ended September 30, 2023 compared to $2.81 billion in the three months ended September 30, 2022. Total interest income increased by $14.4 million, or 42.5%, to $48.3 million in the three months ended September 30, 2023 from $33.9 million in the three months ended September 30, 2022 driven by higher yields from new loan production at favorable interest rates. Average total loans decreased to $2.27 billion in the three months ended September 30, 2023 from $2.40 billion in the three months ended September 30, 2022, primarily as the result of a $6.1 million decrease in average real estate loans, a $93.5 million decrease in average commercial loans and an $34.4 million decrease in average consumer loans. The yield on total loans increased 1.76%.

Average investment securities decreased $62.8 million as the result of a $37.2 million decrease in tax-exempt investments and a $25.6 million decrease in taxable investments during three months ended September 30, 2023, compared to three months ended September 30, 2022. The yield on tax-exempt securities increased six basis points and the taxable securities yield increased 50 basis points.

Average interest-bearing liabilities increased by $638.5 million for three months ended September 30, 2023 from three months ended September 30, 2022. The increase was primarily the result of average balance increases of $462.0 million in certificates of deposit and $279.1 million in money market checking deposits.

Average interest-bearing deposits were $1.96 billion for the three months ended September 30, 2023 and $1.27 billion for the three months ended September 30, 2022. Total interest expense increased by $14.4 million, caused primarily by a $14.5 million increase in deposit interest. The result was a 243 basis point increase in the cost of interest-bearing liabilities, primarily driven by increases in interest rates and liquidity actions taken during the third quarter of 2023 in response to market conditions.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Net interest margin on a tax-equivalent basis was 4.03% for the nine months ended September 30, 2023 compared to 3.84% for the nine months ended September 30, 2022. The increase in net interest margin on a tax-equivalent basis primarily reflects higher loan yield and a shift in the mix of earnings assets, partially offset by higher funding costs. Tax-equivalent net interest spread was 2.80% for the nine months ended September 30, 2023 compared to 3.48% for the nine months ended September 30, 2022. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 123 basis points in the nine months ended September 30, 2023 compared to 36 basis points in the nine months ended September 30, 2022. This was driven by the driven by the increase in interest expense outpacing the increase in average assets.

During the nine months ended September 30, 2023, net interest income increased by $13.8 million, or 17.6%, to $92.2 million from $78.4 million during the nine months ended September 30, 2022. This increase is largely due to strong loan growth at favorable interest rates, primarily driven by the Company's strategic lending partnership growth vehicle and broad-based growth throughout CoRe banking business, as well as the effects of higher interest rates on earning assets, including investment securities and interest bearing deposits with other banks, partially offset by an increase in cost of funds. Average total earning assets were $3.09 billion in the nine months ended September 30, 2023 compared to $2.76 billion in the nine months ended September 30, 2022. Total interest income increased by $54.9 million, or 64.4%, to $140.1 million in the nine months ended September 30, 2023 from $85.3 million in the nine months ended September 30, 2022 driven by higher yields from new loan production at favorable interest rates. Average total loans increased to $2.34 billion in the nine months ended September 30, 2023 from $2.10 billion in the nine months ended September 30, 2022, primarily as the result of a $157.7 million increase in average real estate loans and a $47.3 million increase in average commercial loans. The yield on total loans increased 172 basis points.

Average investment securities decreased $33.7 million as the result of a $17.6 million decrease in tax-exempt investments and an $16.1 million decrease in taxable investments during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The yield on tax-exempt securities increased 14 basis points and the taxable securities yield increased 116 basis points.

Average interest-bearing liabilities increased by $616.7 million for the nine months ended September 30, 2023 from the nine months ended September 30, 2022. The increase was primarily the result of average balance increases of $450.0 million in certificates of deposit, $38.5 million in negotiable order of withdrawal accounts, $87.9 million in money market checking accounts and $29.5 million in saving accounts.

The cost of interest-bearing liabilities increased to 3.30% in the nine months ended September 30, 2023 from 0.70% in the nine months ended September 30, 2022. This increase is primarily the result of an increase of 275 basis points in the cost of deposits, as well as the cost of the senior term loan, which was entered into during October 2022. Average interest-bearing deposits were $1.83 billion for the nine months ended September 30, 2023 and $1.22 billion for the nine months ended September 30, 2022. Total interest expense increased by $41.0 million, primarily driven by increases in interest rates and liquidity actions taken during 2023 in response to market conditions.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. Release of allowance and credit loss provisions were $0.2 million for the three months ended September 30, 2023 and $5.1 million for the three months ended September 30, 2022, respectively. The decrease in credit loss provision is the result of both decreasing loss rates and loan segment balances across the entire loan portfolio, specifically concentrated within the subprime automobile segment. Subsequent to our latest sale of subprime automobile loans, we have a total of $11.2 million of such loans outstanding at September 30, 2023.

Further discussion on new accounting standards is included in Note 1 – Nature of Operations and Basis of Presentation accompanying the consolidated financial statements included elsewhere in this report.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Total loans decreased $42.0 million during the three months ended September 30, 2023, compared to an increase of $256.3 million in the three months ended September 30, 2022. The decline in loan balances compared to the prior quarters primarily reflects amortization of the loan portfolio and the slowing of loan originations as part of steps we have taken to manage liquidity in light of events within the banking industry during the first half 2023. The commercial loan portfolio increased by $5.1 million during the three months ended September 30, 2023, as compared to an increase of $61.8 million in the three months ended September 30, 2022, while the residential mortgage loan portfolio decreased by $23.8 million during the three months ended September 30, 2023, as compared to a $161.4 million increase during the three months ended September 30, 2022. Additionally, our consumer loan portfolio decreased by $21.4 million during the three months ended September 30, 2023, while it increased by $33.4 million in the three months ended September 30, 2022. Net charge-offs totaled $5.9 million and $1.3 million during the three months ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Total loans decreased $102.2 million during the nine months ended September 30, 2023 versus an increase of $601.6 million in the nine months ended September 30, 2022. The commercial loan portfolio decreased by $37.8 million during the nine months ended September 30, 2023, as compared to an increase of $210.7 million in the nine months ended September 30, 2022, while the residential mortgage loan portfolio increased by $40.8 million during the nine months ended September 30, 2023, while increasing by $294.1 million in the nine months ended September 30, 2022. Additionally, our consumer loan portfolio decreased by $101.2 million during the nine months ended September 30, 2023, while it increased by $97.0 million in the nine months ended September 30, 2022. In addition, net charge-offs during the nine months ended September 30, 2023 totaled $8.8 million compared to net charge-offs of $3.3 million in the nine months ended September 30, 2022.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income and gains on securities generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity.

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Noninterest income for the three months ended September 30, 2023 and 2022 totaled $5.8 million and $5.5 million, respectively. The increase in noninterest income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily the result of an increase of $0.3 million in equity method investment income and an increase of $0.8 million in other operating income, partially offset by a decrease of $1.0 million in gain on sale of loans.

Gain on sale of loans decreased $1.0 million, primarily as a result of losses on the sale of subprime automobile loans as we reduce that portfolio during the three months ended September 30, 2023. Equity method investment income increased $0.3 million due to income from our equity method investment in Warp Speed, which was purchased in October 2022, partially offset by a loss from our equity method investment in ICM.
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Noninterest income for the nine months ended September 30, 2023 and 2022 totaled $15.3 million and $24.1 million, respectively. The decrease in noninterest income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily the result of decreases of $4.8 million in gain on sale of loans, $2.2 million in gain on sale of available-for-sale securities and $1.9 million in equity method investment gains.

Gain on sale of loans decreased $4.8 million, primarily as a result of losses on the sale of subprime automobile loans as we reduced that portfolio. Gain on sale of available-for-sale securities decreased $2.2 million due to losses on the sale of securities as a result of repositioning our investment portfolio during the first quarter of 2023. The $1.9 million decrease in equity method investment gains reflected an in substance sale of an equity method investment from our portfolio during third quarter of 2022.

Noninterest Expense

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Noninterest expense was $30.7 million and $28.2 million in the three months ended September 30, 2023 and 2022, respectively. The increase from the prior period primarily reflects higher other operating expenses, specifically higher professional fees related to recent actions taken in response to the market events in March 2023 and to enhance risk management and compliance-related infrastructure. This increase was partially offset by a decrease in travel, entertainment, dues and subscriptions expenses. Approximately 52% and 61% of noninterest expense for the three months ended September 30, 2023 and 2022, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Noninterest expense was $89.3 million and $83.4 million in the nine months ended September 30, 2023 and 2022, respectively. The increase from the prior period primarily reflects higher other operating expenses, specifically higher professional fees related to recent actions taken in response to the market events in March 2023 and to enhance risk management and compliance-related infrastructure. This increase was partially offset by a decrease in occupancy expense. Approximately 54% and 62% of noninterest expense for the nine months ended September 30, 2023 and 2022, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations.

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

Return on Assets and Equity

Assets

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Our return on average assets was 0.5% for the three months ended September 30, 2023, compared to 0.4% for the three months ended September 30, 2022. The increased return in the three months ended September 30, 2023 is the result of a $1.2 million increase in earnings, while average total assets increased by $300.9 million, mainly as the result of a $450.6 million increase in average interest-bearing deposits with banks, partially offset by a $130.0 million decrease in average total loans.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Our return on average assets was 0.9% for the nine months ended September 30, 2023, compared to 0.4% for the nine months ended September 30, 2022. The increased return for the nine months ended September 30, 2023 is the result of a $14.8 million increase in earnings, while average total assets increased by $384.1 million, mainly as the result of a $233.0 million increase in average total loans and a $131.8 million increase in average interest-bearing deposits with banks.

Equity

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

Our return on average stockholders’ equity was 5.8% for the three months ended September 30, 2023, compared to 4.2% for the three months ended September 30, 2022. The increased return in the three months ended September 30, 2023 is a result of an $1.2 million increase in earnings, while average equity increased by $8.8 million.

Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

Our return on average stockholders’ equity was 11.4% for the nine months ended September 30, 2023, compared to 4.4% for the nine months ended September 30, 2022. The increased return for the nine months ended September 30, 2023 is a result of a $14.8 million increase in earnings, while average equity increased by $12.3 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $587.1 million at September 30, 2023, compared to $40.3 million at December 31, 2022. The increase in cash and cash equivalents reflects actions taken in 2023 to ensure liquidity in response to recent conditions in the banking industry. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $352.4 million at September 30, 2023, compared to $418.6 million at December 31, 2022. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Available-for-sale securities:
United States government agency securities	$37,140	$44,814
United States sponsored mortgage-backed securities	60,481	56,571
United States treasury securities	98,100	120,909
Municipal securities	98,624	138,636
Corporate debt securities	8,901	10,560
Other debt securities	7,500	7,500
Other securities	791	824
Total investment securities available-for-sale	$311,537	$379,814

Equity securities	$40,835	$38,744

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through the Asset and Liability Committee (“ALCO”) meetings. The ALCO also monitors net interest income and assists in the management of interest rate risk. Through active balance sheet management and analysis of the investment securities portfolio, sufficient liquidity is maintained to satisfy depositor requirements and the various credit needs of our customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Our equity securities are primarily made up of investments in private entities within the Fintech industry and these investments may not be as liquid as our investments in other types of securities.

Loans

Our loan portfolio totaled $2.27 billion as of September 30, 2023 and $2.37 billion as of December 31, 2022. The Bank’s lending is primarily focused in North Central West Virginia and Northern Virginia. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At September 30, 2023 and December 31, 2022, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 23% of our total loan portfolio as of September 30, 2023.

Allowance for Credit Losses

The ACL was $24.3 million, or 1.07% of loans receivable, at September 30, 2023, compared to $23.8 million, or 1.00% of loans receivable, at December 31, 2022. The increase in the ACL of $0.4 million was primarily impacted by two items, the adoption of ASC 326 and significant loan sales within subprime auto subcategory, within the Consumer loans segment. The adoption of ASC 326 required an increase in the allowance for credit losses of $8.9 millions of January 1, 2023. However, two significant loan sales in the Consumer segment, and subsequent loss rate adjustments, have generated a decrease of $8.2 million. Additionally, over the nine months ended September 30, 2023, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculation resulted in allowance increases of $0.7 million and $0.4 million million to the Other Construction and C&I portfolio segments, respectively. These increases have been offset by Individually Analyzed loans experiencing an allowance decrease of $1.1 million. All other segments combined experienced an allowance decrease of $0.2 million. While Bank management's expectations are that the markets in which it lends will experience an economic decline over the next 12 to 24 months, most increases in estimated loss rates have been offset by decreases in loan balances in the nine months ending September 30, 2023. This results in marginally higher allocation rates, against significantly lower loan balances, resulting in an overall lower allowance needed for the entire portfolio. The decreases to the allowance for credit losses totaled $8.5 million and combined with net charge offs to date of $8.8 million, resulted in total credit loss provision of $0.3 million over the nine months ended September 30, 2023.

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

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Traditional deposits remain the most significant source of funds, totaling $3.04 billion, or 97.3% of funding sources at September 30, 2023. This same information at December 31, 2022 reflected $2.57 billion in deposits representing 92.9% of funding sources. Borrowings, consisting of subordinated debt, senior term loan and FHLB and other borrowings represented 2.6% of funding sources at September 30, 2023, versus 6.7% at December 31, 2022. Repurchase agreements, which are available to large corporate customers, represented 0.1% of funding sources at September 30, 2023 and 0.4% at December 31, 2022.

At September 30, 2023, noninterest-bearing balances totaled $1.09 billion, compared to $1.23 billion at December 31, 2022, or 36.0% and 47.9%, respectively, of total deposits. Interest-bearing deposits totaled $1.94 billion at September 30, 2023, compared to $1.34 billion at December 31, 2022, or 64.0% and 52.1%, respectively, of total deposits.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,093,903	$1,231,544
Interest-bearing demand	696,538	720,074
Savings and money markets	618,781	284,447
Time deposits, including CDs and IRAs	629,667	334,417
Total deposits	$3,038,889	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$3,435	$4,386

Average interest-bearing deposits were $1.96 billion during the three months ended September 30, 2023, compared to $1.27 billion during the same time period in 2022 and average noninterest-bearing deposits were $975.2 million during the three months ended September 30, 2023 compared to $1.32 billion during the same time period in 2022.

Average interest-bearing deposits were $1.83 billion during the nine months ended September 30, 2023 compared to $1.22 billion during the same time period in 2022 and average noninterest-bearing deposits were $1.11 billion during the nine months ended September 30, 2023 compared to $1.35 billion during the same time period in 2022.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and has sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holders' deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.1 billion at September 30, 2023 and $724.0 million at December 31, 2022 and represent gaming, banking-as-a-service and digital asset clients.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB, Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Deposit Concentration

Our four primary Fintech deposit verticals are gaming, payments, banking-as-a-service and digital assets, with deposits totaling $451.5 million, $326.7 million, $252.3 million and $225.2 million as of September 30, 2023, respectively, compared to $652.1 million, $213.0 million, $138.7 million and $121.6 million as of December 31, 2022, respectively. Of the gaming deposits, $322.5 million is with our three largest clients at September 30, 2023.

Capital Resources

During the nine months ended September 30, 2023, stockholders’ equity increased $10.0 million to $271.4 million. This increase consists of net income of $23.3 million, stock based compensation of $2.8 million and $0.2 million related to the redemption of noncontrolling interests partially offset by the impact to retained earnings of adopting ASC 326 of $6.6 million, cash dividends paid of $6.5 million, other comprehensive loss of $2.5 million and minimum tax withholding on restricted stock units issued of $0.7 million.

The growth in assets of $368.7 million in the nine months ended September 30, 2023 outpaced the growth in stockholders' equity, and the equity to assets ratio decreased from 8.5% at December 31, 2022 to 7.9% at September 30, 2023. We paid dividends to common shareholders of $6.5 million and $6.2 million in the nine months ended September 30, 2023 and 2022, respectively, compared to earnings of $23.3 million and $8.5 million in the nine months ended September 30, 2023 and 2022, respectively, resulting in the dividend payout ratio decreasing to 27.7% in the nine months ended September 30, 2023 from 72.7% in the nine months ended September 30, 2022.

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

The Bank's CBLR at September 30, 2023 was 10.4%, which is above the well-capitalized standard of 9%. Management believes that capital continues to provide a strong base for profitable growth.

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

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the nine months ended September 30, 2023, cash from operating, investing and financing activities totaled $39.5 million, $155.2 million and $352.2 million, respectively. Significant changes in cash flows during the quarter include inflows from the net increase in deposits of $468.4 million, net maturities/paydowns of available-for-sale investment securities of $75.1 million and sales of available-for-sale investment securities of $54.5 million, partially offset by cash outflows of $102.3 million to pay down FHLB and other borrowings and $70.4 million to purchase available-for-sale investment securities. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. Additionally, on March 12, 2023, the Federal Reserve implemented the Bank Term Funding Program to support federally-insured depository institutions in response to prevailing market uncertainty about the banking industry resulting from the insolvencies of certain regional depository institutions. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.8% for September 2023 and 3.3% for September 2022.

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

Item 4 – Controls and Procedures

As of September 30, 2023, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Beginning January 1, 2023, we adopted ASU 2016-13. We implemented changes to the policies, processes and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. While many controls in operation under this new pronouncement mirror controls under prior GAAP, there were some new controls implemented.

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	November 7, 2023	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	November 7, 2023	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)