Form 10-K
period 2023-12-31
MVB FINANCIAL CORP
filed 2024-03-13
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐ No ☒

Based upon the closing price of the common shares of the registrant on June 30, 2023 of $21.08 as reported on the Nasdaq Capital Market, the aggregate market value of the common shares of the registrant held by non-affiliates during that time was $247.1 million. For this purpose, certain executive officers and directors are considered affiliates. This calculation does not reflect a determination that such persons are affiliates for any other purpose.

As of March 11, 2024, the registrant had 12,837,383 shares of common stock outstanding with a par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	ability to adapt to technological change and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, major developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of deposits, including certain concentrations with large customers and industries, such as banking-as-a-service and gaming;
●	the quality and composition of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;

●	operational risks or risk management failures by us, our customers or critical third parties, including without limitation, with respect to data processing, information systems, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	risks, uncertainties and losses involved with the developing digital assets industry, including the evolving regulatory framework;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies, including the impact of adopting the current expected credit losses (“CECL”) standard;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations;
●	concentration risk in our deposit base, including risk of losing large clients and concentration in certain industries, such as gaming deposits; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

PART I

ITEM 1. BUSINESS

Corporate Overview

MVB Financial Corp. is a financial holding company organized as a West Virginia corporation in 2003 that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, LLC (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC, (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”). Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”) and MVB Technology, LLC ("MVB Technology"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial's consolidated subsidiaries also includes SPE PR, LLC ("MVB PR").

Through our professional services entities, which include Paladin Fraud and Trabian, we provide consulting solutions to assist Fintech and corporate clients in building digital products and meeting their fraud defense needs.

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance). In May 2023, we entered into an agreement with Flexia Payments, LLC ("Flexia"), in which Edge Ventures owned a controlling interest, to facilitate the divestiture of our interests in the ongoing business of Flexia.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech team specializes in providing banking services to corporate Fintech clients, primarily focusing on operational risk management and compliance. Managing banking relationships with clients in the payments, digital assets, banking-as-a-service and gaming industries is complex, from both an operational and regulatory perspective. Due to this complexity, there are a limited number of banking institutions serving these industries, which can result in a lack of quality focus on these entities, providing us with an expanded pool of potential customers. When served safely and efficiently, we believe these industries provide a source of stable, lower-cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from both an operational and regulatory perspective.

Edge Ventures

Edge Ventures, a wholly-owned subsidiary of the Bank, acts as a holding company for Victor and MVB Technology.

Victor

Victor is a wholly-owned subsidiary of Edge Ventures. The team at Victor develops technology to make it faster and easier to launch and scale a broad spectrum of Fintech solutions for the gaming, payments, banking-as-a-service and digital asset sectors.

Within weeks, Fintech developers can build solutions to manage and move money with developer-friendly application programming interfaces. Banks can onboard and manage more programs with Victor’s tailored due diligence, risk assessment and oversight workflow tools. Recognizing the complexity of the Fintech ecosystem, Victor also supports seamless integration with a proven network of value-added technology and service providers.

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

Primary Market Areas and Customers

Our primary market area for CoRe banking services encompasses North Central West Virginia and Northern Virginia, where we currently operate eight full-service branches, comprising of six in West Virginia and two in Virginia. Overall, 32.5% of the Bank's lending activity across all loan types occurs to borrowers outside of this region, mostly in loans to healthcare facilities secured by commercial real estate and for working capital lines of credit, as well as loans through SBA lending programs to borrowers across numerous industries. The Bank also engages in both residential mortgage and mortgage construction lending in regions outside of the primary market, concentrated in the North Carolina and South Carolina markets. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.5%, 3.3% and 3.7% for December 2023, 2022 and 2021, respectively.

Segment Reporting

We have identified three reportable segments: CoRe Banking, Mortgage Banking and Financial Holding Company. All other operating segments are summarized in an Other category.

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

For more information about each of our reportable segments, please refer to Note 23 – Segment Reporting accompanying the consolidated financial statements included elsewhere in this report.

Commercial Loans

At December 31, 2023, the Bank had $1.60 billion outstanding in commercial loans, including commercial and industrial, commercial real estate and construction loans. These loans represented 69.2% of the total aggregate loan portfolio as of that date.

Commercial lending entails significant additional risks compared to residential and consumer lending. In addition, the ability of a borrower to make payments on commercial loans typically depends on adequate cash flow of a business and thus may be subject to adverse conditions in the general economy or a specific industry to a greater extent than consumer loans. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, the Bank reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

The Bank evaluates all new commercial loans and the Bank’s Credit Department facilitates an annual loan review process that ensures that a significant portion of the commercial loan portfolio, typically a minimum of 60%, is reviewed each year under a risk-based approach. The Bank also engages a third-party for an external loan review, which targets 40% to 45% of the commercial loan portfolio on an annual basis, also using a risk-based approach for loan selection. If deterioration in creditworthiness has occurred, the Bank takes prompt action designed to ensure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered for possible downgrading, and may be considered classified and potentially placed on non-accrual status.

Residential Mortgage Loans

At December 31, 2023, the Bank had $687.1 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 29.7% of total loans outstanding.

The Bank generally requires that a residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, the Bank may lend up to 100% of the appraised value of the real estate. Loans made in this lending category are generally one- to ten-year adjustable rate, fully amortizing to maturity mortgages. The Bank also originates fixed-rate real estate loans and generally sells these loans in the secondary market. Most real estate loans are secured by first mortgages with evidence of title in favor of the Bank in the form of an attorney’s opinion of the title or a title insurance policy. The Bank also requires proof of hazard insurance with the Bank named as the mortgagee and as the loss payee. The Bank obtains full appraisals from licensed appraisers for the majority of loans secured by real estate. In addition, the Bank purchases residential real estate loans from ICM.

Lenders generally consider residential construction financing to involve a higher risk of loss than long-term financing on improved, occupied real estate. The risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the construction cost estimate proves to be inaccurate, we may advance funds beyond the amount originally committed to permit completion of the project. Also, note that, with respect to construction loans, the Bank generally makes loans to the homeowner, rather than to the builder. At December 31, 2023, residential mortgage construction loans to individuals totaled $53.3 million with an average remaining life of five months. These loans are generally refinanced to a permanent loan upon completion of the construction.

Consumer Loans

At December 31, 2023, the Bank had $27.4 million of consumer loans, including installment loans and personal lines of credit, representing 1.2% of total loans outstanding. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk for consumer loans is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

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

We operate under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not our strategy to compete solely based on interest rates. Management believes that focusing on customer relationships and service will promote our customers’ continued use of our financial products and services and will lead to enhanced revenue opportunities. We are also involved in innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments in Fintech companies.

Human Capital Resources

As of December 31, 2023, we employed 445 team members. We seek to attract, retain and develop the most talented team members possible, regardless of location, by promoting a strong, positive culture, offering competitive compensation, maintaining a safe and healthy workplace, investing in training and education and emphasizing open communication with management.

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

Diversity, Equity and Inclusion

Our goal is to create and sustain a visible commitment to diversity, equity and inclusion that is recognizable to current and future team members, clients and partners. We believe leveraging differences in thoughts, experiences, backgrounds and perspectives drives team member engagement, innovation and financial success.

We established a Diversity, Equity and Inclusion Team Member Resource Group, composed of company volunteers across the organization. We believe educating our team members about events and subjects related to diversity, equity and inclusion creates a more inclusive culture, enables leaders across the organization to develop diverse teams and fosters collaboration and innovation.

Total Rewards

To attract and retain team members, we consistently assess the labor market and seek to improve our benefit and compensation programs. We offer a competitive salary structure with short-term and long-term performance incentives. We designed our total compensation programs to promote the interests of our team members and shareholders, while enabling us to attract and retain top-quality executive talent.

We aim to create a culture of wellness by educating, supporting and empowering team members and their dependents to improve and maintain their overall health and well-being through healthy lifestyle choices. We offer competitive benefits plans, wellness incentives, flexible work arrangements, parental leave and community service opportunities. We also support team members’ financial planning for the future by offering 401(k) plan matching, immediate vesting and access to retirement advisors.

Team Members Learning and Development

We remain committed to education and development for our team members. The remote work environment has created additional opportunities for virtual and online learning. In 2023 we assigned team members position-specific curricula designed to support ongoing compliance requirements and development within their individual positions. Team members experience on-the-job training, as well as other company organized opportunities. In 2023, we held 105 internal learning events that provided 173 total hours, or an average of 3.32 hours per week, of learning opportunities facilitated by our Learning & Development team.

We have a 40-hour annual education requirement for each team member as part of our annual performance evaluation process. This also includes additional courses/content team members experience outside of our Learning Management System.

We also offer team member education assistance and tuition reimbursement programs. The education assistance program provides support to team members wanting to acquire training outside of MVB in support of their position and/or annual certification requirements. Tracking these requests allows us to have visibility into the interests of team members. The tuition reimbursement program provides support to team members who wish to further their education with accredited institutions.

Communication, Recognition and Engagement

We believe it is important to provide our team members with open communication with management. Our internal communication structure includes various opportunities for team members to interact with our chief executive officer and other members of the executive leadership team members, including monthly all-hands town hall meetings. At the meetings, our chief executive officer and executive leadership team members present informational topics in sessions open to all team members.

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

Financial Regulatory Reform

During the past several years, there has been a significant increase in regulation and regulatory oversight for United States financial services firms. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly restructured the financial regulatory regime in the United States and has had a broad impact on the financial services industry as a result of the significant regulatory and compliance changes required under the act. The Dodd-Frank Act imposed prudential regulation on depository institutions and their holding companies, which requires financial firms to control risks and hold adequate capital as defined by capital requirements and liquidity requirements and by the imposition of concentration risk limits. As such, we are subject to stringent standards and requirements with respect to: (i) bank and non-bank acquisitions and mergers; (ii) the “financial activities” in which we engage as a financial holding company; (iii) affiliate transactions; and (iv) proprietary trading and investing in private equity or hedge funds, among other provisions.

The EGRRCPA amended provisions of the Dodd-Frank Act and and eased regulations on all but the largest banks. These modifications, among other changes, include: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) eliminating the requirement for appraisals for certain real estate transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that upon the election of a bank would replace the risk-based capital requirements. In addition, the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) was required to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities.

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

From time to time, both state and federal regulators turn their attention to certain specific targeted areas of potential regulatory reform. For example, during the liquidity crisis that occurred in the spring of 2023 with respect to the regional bank sector, there was considerable discussion at the federal level regarding the potential for reform of the level and features of FDIC insurance coverage. Increased attention may occur with respect to capital levels and credit quality due to the potential disruption in the credit markets relating to loans secured by office properties, which are expected to come under increasing stress in the near and mid-term. It is unclear whether the anticipated stress described above will actually occur or the effort that it might have on us or the Bank, if any.

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

Acquisitions

The BHCA, the Bank Merger Act, the Change in Bank Control Act (the “CIBCA”), West Virginia banking law, and other federal and state statutes regulate investments in and acquisitions of commercial banks and their parent holding companies. The BHCA requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company. Under the Bank Merger Act, the prior approval of the FDIC (in the case of a state chartered non-member bank) or other appropriate bank regulatory authority is required for a bank to merge with another bank or purchase substantially all of the assets or assume any deposits of another bank. Under the CIBCA, a filing with the Federal Reserve Board is required under certain circumstances if an investor acquires more than 9.9% of any class of voting securities of a state member bank or a bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position and managerial strength of the combined organization, the risks to the stability of the United States banking or financial system, the applicant’s performance record under the Community Reinvestment Act (please refer to the section captioned Community Reinvestment Act included elsewhere in this item) and its compliance with consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities and other financial crimes.

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

The Federal Reserve Board, Office of the Comptroller of the Currency, and FDIC have issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
In October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including NASDAQ, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. We adopted a clawback policy pursuant to the NASDAQ listing standards in October 2023.

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

The Volcker Rule

The Volcker Rule implements section 619 of the Dodd-Frank Act and prohibits insured depository institutions and affiliated companies and foreign banks which engage in the banking business in the United States (together, “banking entities”) from engaging in proprietary trading of certain securities, derivatives and commodity futures and options on these instruments, for their own account and prohibits banking entities from investing in or sponsoring certain types of funds (“covered funds”) unless otherwise permitted by the Volcker Rule. EGRRCPA exempts from the Volcker Rule banking entities with $10 billion or less in total consolidated assets and have total trading assets and trading liabilities that are less than 5% of total consolidated assets. As of July 22, 2019, the effective date for the rulemaking implementing the EGRRCPA exemption, and December 31, 2023, we and the Bank are below these thresholds and thus exempt from the Volcker Rule.

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

The optional community bank leverage ratio ("CBLR") framework, which was issued through interagency guidance, provides a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institution (i) will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which period the leverage ratio cannot go 100 basis points below the then applicable threshold and (ii) will not be required to calculate and report risk-based capital ratios. The bank elected to begin using the CBLR framework for the first quarter of 2022 and intends to use this measure for the foreseeable future.

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

We have policies and procedures in place to establish internal capital levels and to monitor and stress-test such levels on a regular basis to ensure we remain above regulatory capital limits. The Bank's CBLR at December 31, 2023 was 10.5%.

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

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems, internal audit systems, cybersecurity, liquidity, data protection, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to risk management, legal and regulatory compliance, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits, among other subjects. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. Please refer to the Prompt Corrective Action section above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties, cease and desist orders and other similar enforcement measures.

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

Federal Home Loan Bank Membership

The Federal Home Loan Bank (“FHLB”) provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, the Bank must maintain an investment in the capital stock of that FHLB in an amount equal to 0.10% of the calculated Member Asset Value (“MAV”), plus 4.0% of outstanding advances and 0.75% of outstanding letters of credit. The MAV is determined by taking line item values for various investment and loan classes and applying an FHLB haircut to each item. At December 31, 2023, the Bank held capital stock of FHLB in the amount of $2.1 million.

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

The CFPB has concentrated certain of its rulemaking efforts on a variety of home mortgage-related topics required under the Dodd-Frank Act, including mortgage origination disclosures, minimum underwriting standards and ability to repay, high-cost mortgage lending and servicing practices. The CFPB issued final rules changing the reporting requirements for lenders under the HMDA. The rules expand the range of transactions subject to these requirements to include most securitized residential mortgage loans and credit lines. The rules also increase the overall amount of data required to be collected and submitted, including additional data points about the loans and borrowers.

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

In the fall of 2023, the federal bank regulators issued a final rule that revised and supplemented the rules governing CRA compliance. The rule expanded the regulator's requirements (i) that encourage banks to expand access to credit in low and moderate income communities (including Native Land Areas), (ii) to evaluate bank lending outside of the customary branch channels to include an evaluation of bank lending through mobile banking, internet and branchless banking channels, (iii) to evaluate bank lending pursuant to the use of a more metrics based analysis based upon peer and demographic data and (iv) to evaluate banks with more focus on bank size and business models, with certain data collection related exemptions available to banks that have no more than $2 billion in assets.

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

New rules promulgated by the SEC in the summer of 2023 will require us, as an Exchange Act reporting company, (i) to report to the SEC on an accelerated basis (i.e., within four business days) any "cybersecurity incident" which is deemed material, unless certain exceptions apply, and (ii) to disclose our process for assessing, identifying and maintaining material cybersecurity risks and threats.

For further discussion of risks related to cybersecurity, please refer to Item 1C - Cybersecurity included elsewhere in this report.

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

The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets, the activities of monetary and fiscal authorities and in spite of the recent reports of a significant lessening in inflationary pressures, we cannot predict future changes in interest rates, credit availability or deposit levels.

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

Other Regulatory Matters

We are subject to examinations and investigations by federal and state banking regulators, as well as the SEC, various taxing authorities and various state regulators. We periodically receive requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning our business and accounting practices and concerning other matters as to which we might be in possession of information which is responsive to such information requests. Such requests are considered incidental to the normal conduct of business.

Future Legislation and Regulation

From time to time, Congress may enact legislation that affects the regulation of the financial services industry and state legislatures may enact legislation affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their existing regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of any proposed legislation could impact the regulatory structure under which we operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy or limit our ability to pursue business opportunities in an efficient manner. A change in statutes, regulations or regulatory policies applicable to us or any of our subsidiaries could have a material, adverse effect on our business, financial condition and results of operations.

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

General inflation in the United States has risen to levels not experienced in decades and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation in 2023. Specifically, the Federal Reserve increased benchmark interest rates multiple times in 2022 and 2023. While the Federal Reserve did not increase benchmark interest rates at the June 2023 or September 2023 meeting, it indicated it may continue to raise benchmark interest rates in 2024 in an effort to curb the upward inflationary pressure on the cost of goods and services across the United States. Continued levels of inflation could have complex effects on our business and results of operations, some of which could be materially adverse. For example, as interest rates rise in response to, or as a result of, elevated levels of inflation, the value of our securities portfolio becomes negatively impacted. In addition, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls. The duration and severity of the current inflationary period cannot be estimated with precision.

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive deposit outflows and other destabilizing results.

Throughout 2023, certain banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could materially adversely affect our business.

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

Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services primarily to customers across West Virginia and Virginia. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. Moreover, 27.2% of the securities in our municipal securities portfolio were issued by political subdivisions or agencies within West Virginia and Virginia. A significant decline in general economic conditions in West Virginia or Virginia, whether caused by recession, inflation, unemployment, changes in crude oil prices, changes in securities markets, acts of terrorism, outbreaks of any epidemics or pandemics, outbreak of hostilities or other international or domestic occurrences or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

Additionally, 72.4% of our total loans are real estate interests (residential and non-residential, including both owner-occupied and investment real estate and construction and land development) mainly concentrated in the West Virginia, Virginia, North Carolina and South Carolina markets. As a result, declining real estate values in these markets could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

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

Risks Related to Our Business

Our non-residential real estate loans expose us to greater risks of non-payment and loss than residential mortgage loans, which may cause us to increase our allowance for credit losses, which would reduce net income.

At December 31, 2023, $1.63 billion, or 70.3%, of our loan portfolio consisted of non-residential real estate and other non-residential loans. Non-residential real estate and other non-residential loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for credit losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce net income. Also, many of our non-residential real estate borrowers have more than one loan outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

Our allowance for credit losses could become inadequate and reduce earnings and capital.

The Bank maintains an allowance for credit losses that it believes is adequate for absorbing the estimated future losses inherent in its loan portfolio. Management conducts a periodic review and consideration of the loan portfolio to determine the amount of the allowance for credit losses based upon general market conditions, credit quality of the loan portfolio and performance of the Bank’s clients relative to their financial obligations with it. However, the amount of future losses is susceptible to changes in economic and other market conditions, including changes in interest rates and collateral values, which are beyond the Bank’s control, and these future losses may exceed its current estimates. Management performs stress tests on the loan portfolios to estimate future credit losses, but additional provisions for credit losses could be required in the future, including as a result of changes in the economic assumptions underlying management’s estimates and judgments, adverse developments in the economy on a national basis or in the Bank’s market area or changes in the circumstances of particular borrowers. We cannot predict with certainty the amount of losses or guarantee that the allowance for credit losses is adequate to absorb future losses in the loan portfolio. Excessive credit losses could have a material adverse effect on our financial condition and results of operations.

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

Recently, there have been market indicators of a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. Continued increases in market interest rates could have an adverse effect on our net interest income and profitability. Although the Federal Reserve acted with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions which would disrupt the financial systems, also known as “shocks,” the continuing impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity and the availability of credit. Financial instruments do not respond in a parallel fashion to rising or falling interest rates. Given the interconnectedness of the global financial system, these vulnerabilities could impact our business operations and financial condition. Furthermore, any asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates could have an adverse effect on our results of operations. Interest rate risk is more fully described in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Our gaming initiative has contributed significantly to an increase in our deposits and creates concentration risk in our deposit base.

Our gaming initiative has contributed significantly to an increase in our deposits, and has allowed us to generate attractive returns on lower risk assets through increased investments in securities and loan growth. On-balance sheet gaming deposits totaled $354.1 million as of December 31, 2023, compared to $652.1 million as of December 31, 2022. Off-balance sheet gaming deposits totaled $277.1 million as of December 31, 2023, compared to $141.2 million as of December 31, 2022. Of the gaming deposits, $292.7 million is with our three largest clients at December 31, 2023. Our future growth may be adversely impacted if we are unable to retain and grow this strong, low-cost deposit base. There may be competitive pressures to pay higher interest rates on deposits to our gaming customers, which could increase funding costs and compress net interest margins. Further, even if we are otherwise able to grow and maintain our gaming deposit base, our deposit balances may still decrease if our gaming customers are offered more attractive returns from our competitors. If our gaming customers withdraw deposits, we could lose a low cost source of funds which would likely increase our funding costs and reduce our net interest income and net interest margin. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to compete successfully depends on a number of factors, including, among other things:

●	Ability to develop, maintain and build long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
●	Ability to attract or retain senior management or other key customer-facing personnel;
●	Ability to expand our market position;
●	Scope, relevance and pricing of products and services offered to meet customer needs and demands;
●	Rate at which we introduce new products and services relative to our competitors;
●	Customer satisfaction with our level of service; and
●	Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2023, we had $3.2 million of goodwill and other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of our goodwill and other intangible assets. If we were to conclude that a future write-down of goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2023 our equity method investment ICM also had $15.3 million of goodwill. A future write-down of goodwill at ICM could have an adverse effect on our results of operations based on our proportionate share of equity method investment income.

New lines of business or new products and services, including Fintech investments and digital assets, may subject us to additional risks.

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

For example, we are involved in new innovative strategies to provide independent banking to corporate clients throughout the United States by leveraging recent investments and depositor relationships in the Fintech industry. Our evolving business and product diversification, these new initiatives may subject us to, among other risks, increased business, reputational and operational risk, as well as more complex legal, regulatory and compliance costs and risks. Additionally, the Bank is engaged in relationships with clients in the payments, digital savings, digital assets, crowdfunding, lottery and gaming industries and any change in regulations could impact us from both an operational and regulatory perspective.

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

Similarly, digital asset markets and related stocks have been, and are expected to continue to be, volatile and may be influenced by a wide variety of factors, including speculative activity. This volatility may materially impact us if our clients experience significant losses. This volatility may also materially impact our financial statements and thus affect our common stock market price. The SEC and Treasury have continued to focus on registration for certain digital assets and reporting of transactions to the IRS. Any change in regulations could impact us from both an operational and regulatory perspective.

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

Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. All service offerings, including current offerings and those which may be provided in the future, may become riskier due to changes in economic, competitive and market conditions beyond our control. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit base outflows and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return trade-off. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. These new products and services may include applications or financial-related services that implement artificial intelligence, machine learning, robotics, blockchain, or new approaches to data mining. Our future success depends, in part, upon our ability to address the needs of customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Our success also depends on our ability to invest in cybersecurity protection systems that will adequately protect our customers as technology continues to evolve. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

To an increasing extent, financial services companies, including us, may face criticism for engaging in business with specific customers or with customers in particular industries, where the customers’ activities, even if legal, are perceived as having harmful impacts on matters such as environment, consumer health and safety or society at large. Criticism can come in many forms, including for providing banking services to companies engaged in, for example, the gaming industry or digital assets. Many of these issues are divisive without broad agreement as to the appropriate steps a company should take and often with strong feelings on both sides. As a result, however we respond to such criticism, we expose ourselves to the risks that current or potential customers decline to do business with us or current or potential employees refuse to work for us. This can be true regardless of whether we are perceived by some as not having done enough to address concerns or by others as having inappropriately yielded to pressures. This pressure can also be a factor in decisions as to which business opportunities and customers we pursue, potentially resulting in foregone profit opportunities.

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

We, primarily through the Bank and certain non-bank subsidiaries, are subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, cause us to exit certain lines of business and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by Federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Shares of our common stock are traded on the Nasdaq Capital Market under the symbol “MVBF”. There has been limited trading in our shares over the last 12 months. If limited trading in our common stock continues, it may be difficult for investors to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of the common stock to a greater degree than a company that typically has a higher volume of trading of our securities.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. At December 31, 2023, we have no material weaknesses in our internal control over financial reporting; however, a material weakness could occur in the future. A “material weakness” is a control deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to maintain a system of internal control over financial reporting that meets the requirements of Section 404, we may be subject to sanctions or investigation by regulatory authorities. Additionally, failure to comply with Section 404 or the report we provide of a material weakness may cause investors to lose confidence in our financial statements and our stock price may be adversely affected. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may not have access to the capital markets, and our stock price may be adversely affected.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, the Bank could need to significantly increase its allowance for credit losses if actual losses are more than the amount reserved. Any increase in its allowance for credit losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. Please refer to the section captioned Allowance for Credit Losses in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for credit losses.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models which may prove to be inadequate or inaccurate which could result in unexpected losses, insufficient allowances for credit losses or unexpected fluctuations in the value of our financial instruments.

The processes we use to estimate our inherent credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models used for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models used to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Cybersecurity threats are inherent in the banking and financial services industry. To safeguard our customers' sensitive data, financial transactions, information systems and information assets, we have established a comprehensive cybersecurity risk management program that is part of our enterprise risk management strategy. Our risk management team oversees the program and regularly collaborates with our information security function, led by our Chief Security Officer, to gather insights for identifying, assessing and managing cybersecurity threat risks, their severity, and potential mitigations.

As part of our strategy, we also leverage reputable third-party service providers to implement and maintain processes and controls to manage identified risks. We perform rigorous due diligence before onboarding and engage in ongoing monitoring of all third parties with access to our information assets to ensure such parties maintain adequate security controls. Our security practices also include continuous threat monitoring and detection services as well as vulnerability and patch management process to ensure systems are hardened to further protect our critical information assets.

Furthermore, we are consistently broadening our scope of training and awareness practices to alleviate potential risks associated with human error, including mandatory computer-based training, internal communications, and frequent phishing awareness campaigns.

Apart from the measures implemented to decrease the possibility of a material cyberattack being successful, we have created clear incident response protocols to deal with any cyber events that may arise. Our program provides for the coordination of different corporate functions and serves as a framework for the execution of responsibilities across businesses and operational roles. Our incident response plan includes processes to triage, assess severity for, escalate, contain, investigate, and remediate any incidents. Testing, training and exercising of our incident response capabilities are carried out routinely and After Actions Reports are prepared to continuously improve these practices. We also have processes to evaluate potential disclosure, comply with applicable legal obligations, and mitigate reputational damage.

Based on the information we have as of the date of this Annual Report on Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

Oversight of cybersecurity matters is the responsibility of the Risk & Compliance Committee, which is a board committee, with oversight from the Board of Directors.

The Risk & Compliance Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity risk management program through direct interaction with the Chief Information Officer and provides periodic updates regarding cybersecurity risks and the cybersecurity risk management program to the full Board of Directors. Our Chief Information Officer has significant experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and managing compliance environments.

ITEM 2. PROPERTIES

We, through the Bank, own our main office located at 301 Virginia Avenue in Fairmont, WV. Our subsidiaries own or lease various other offices in the counties and cities in which they operate. As of December 31, 2023, we operated eight full-service banking branches for our CoRe banking reportable segment in the locations further described in Item 1 – Business included elsewhere in this report. Four of the eight full-service banking branches are owned and the remaining four are leased.

No one facility is material to us. Management believes that the facilities are generally in good condition and suitable for the operations for which they are used.

ITEM 3. LEGAL PROCEEDINGS

From time to time in the ordinary course of business, we and our subsidiaries may be subject to claims, asserted or unasserted or named as a party to lawsuits or investigations. Litigation, in general, and intellectual property and securities litigation, in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings cannot be predicted with any certainty, especially in the case of more complex legal proceedings. We are not aware of any material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is the subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “MVBF.”

As of March 11, 2024, we had 821 stockholders of record.

In 2023, 2022 and 2021, we paid dividends totaling $0.68, $0.68 and $0.51, respectively, per share and currently expect that comparable dividends will continue to be paid in the future.

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock to the KBW Bank Index and the Russell 2000 Index. The stock performance graph assumes $100 was invested on December 31, 2018 and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
$250
$225
$200
$175
$150
$125
$100
$75
Index Value
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Period Ending
MVB Financial Corp.
KBW Bank Index
Russell 2000

Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
MVB Financial Corp.	$100.00	$139.17	$128.75	$235.95	$131.69	$138.45
KBW Bank Index	100.00	132.14	114.13	154.12	117.55	111.92
Russell 2000	100.00	123.72	146.44	166.49	130.60	150.31

Equity Compensation Plan Information

Information about our equity compensation plan is disclosed below under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

There were no repurchases of common stock during the three months ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is necessary to understand our financial condition, results of operations and cash flows for the year ended December 31, 2023 as compared to 2022. This information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. A discussion of changes in our results of operations from 2021 to 2022 may be found in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023. Further, we encourage you to revisit the Forward-Looking Statements at the beginning of this report.

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

Financial Results

Net interest income increased $11.5 million to $123.3 million, noninterest income decreased $7.9 million to $19.7 million and noninterest expense increased $7.5 million to $117.6 million during 2023 compared to 2022. Our yield on earning assets (tax-equivalent) in 2023 was 6.20% compared to 4.54% in 2022. Total loans decreased by $77.6 million to $2.32 billion as of December 31, 2023 from $2.40 billion as of December 31, 2022. Our overall cost of interest-bearing liabilities was 3.38% in 2023 compared to 1.03% in 2022. The increase in earning assets yield was partially offset by the increase in the cost of interest-bearing liabilities, which resulted in our net interest margin (tax-equivalent) remaining at 4.04% in 2023 and 2022.

Net income in 2023 totaled $31.2 million, compared to $15.0 million in 2022, an increase of $16.2 million. The 2023 earnings equated to a return on average assets of 0.9% and a return on average equity of 11.4%, compared to 2022 results of 0.5% and 5.9%, respectively. Basic and diluted earnings per share were $2.46 and $2.40, respectively, in 2023 compared to $1.23 and $1.17, respectively, in 2022.

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

Average Balances and Analysis of Net Interest Income

	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing deposits in banks	$414,466	$21,043	5.08%	$232,935	$1,613	0.69%	$249,801	$305	0.12%
CDs with banks	—	—	—	1,033	24	2.32	10,406	201	1.93
Investment securities:
Taxable	221,395	5,576	2.52	$236,344	3,496	1.48	231,450	2,405	1.04
Tax-exempt [2]	116,680	4,347	3.73	139,353	5,166	3.71	201,532	6,328	3.14
Loans and loans held-for-sale: 1 3
Commercial	1,621,299	124,078	7.65	1,594,069	87,845	5.51	$1,387,273	63,551	4.58
Tax-exempt [2]	3,732	163	4.37	4,661	203	4.36	$6,646	300	4.51
Real estate	591,157	24,764	4.19	487,044	15,721	3.23	$307,829	9,662	3.14
Consumer	108,988	10,793	9.90	103,345	13,017	12.60	15,890	2,069	13.02
Total loans	2,325,176	159,798	6.87	2,189,119	116,786	5.33	1,717,638	75,582	4.40
Total earning assets	3,077,717	190,764	6.20	2,798,784	127,085	4.54	2,410,827	84,821	3.52
Allowance for credit losses	(29,746)			(22,248)			(25,682)
Cash and due from banks	6,659			5,670			13,874
Other assets	302,036			244,861			201,904
Total assets	$3,356,666			$3,027,067			$2,600,923

Liabilities
Deposits:
NOW	$697,266	$19,851	2.85%	$707,282	$4,724	0.67%	$673,547	$1,612	0.24%
Money market checking	504,730	10,352	2.05	330,208	1,449	0.44	469,010	883	0.19
Savings	76,908	1,871	2.43	56,697	418	0.74	42,800	5	0.01
IRAs	6,662	194	2.91	6,216	71	1.14	9,674	121	1.25
CDs	576,726	29,392	5.10	170,648	3,814	2.24	134,250	1,355	1.01
Repurchase agreements	5,662	1	0.02	10,987	6	0.05	10,821	13	0.12
FHLB and other borrowings	17,542	889	5.07	15,494	437	2.82	25,275	93	0.37
Senior term loan	9,007	766	8.50	2,328	163	7.00	—	—	—
Subordinated debt	73,415	3,219	4.38	73,159	3,072	4.20	51,149	2,188	4.28
Total interest-bearing liabilities	1,967,918	66,535	3.38	1,373,019	14,154	1.03	1,416,526	6,270	0.44
Noninterest-bearing demand deposits	1,074,292			1,357,426			895,024
Other liabilities	40,435			41,098			38,100
Total liabilities	3,082,645			2,771,543			2,349,650

Stockholders’ equity
Preferred stock	—			—			730
Common stock	13,541			13,320			12,614
Additional paid-in capital	159,523			147,728			140,610
Treasury stock	(16,741)			(16,741)			(16,741)
Retained earnings	154,041			137,498			112,842
Accumulated other comprehensive income (loss)	(36,419)			(26,918)			534
Total stockholders' equity attributable to parent	273,945			254,887			250,589
Noncontrolling interest	76			637			683
Total stockholders' equity	274,021			255,524			251,272
Total liabilities and stockholders’ equity	$3,356,666			$3,027,067			$2,600,922

Net interest spread (tax-equivalent)			2.82			3.51			3.08
Net interest income and margin (tax-equivalent) [2]		$124,229	4.04%		$112,931	4.04%		$78,551	3.26%
Less: Tax-equivalent adjustments		(946)			(1,128)			(1,392)
Net interest spread			2.79			3.47			3.02
Net interest income and margin		$123,283	4.01%		$111,803	3.99%		$77,159	3.20%
1 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
2 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the twelve months ended December 31, 2023, 2022 and 2021, which is a non-U.S. GAAP financial measure. Please refer to the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
3 Our PPP loans, totaling $2.7 million, $13.6 million and $131.7 million at December 31, 2023, 2022 and 2021, respectively, are included in this amount for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net interest margin - U.S. GAAP basis
Net interest income	$123,283	$111,803	$77,159
Average interest-earning assets	3,077,717	2,798,784	2,410,827
Net interest margin	4.01%	3.99%	3.20%

Net interest margin - non-U.S. GAAP basis
Net interest income	$123,283	$111,803	$77,159
Plus: Impact of fully tax-equivalent adjustment	946	1,128	1,392
Net interest income on a fully-tax equivalent basis	$124,229	$112,931	$78,551
Average interest-earning assets	$3,077,717	$2,798,784	$2,410,827
Net interest margin on a fully tax-equivalent basis	4.04%	4.04%	3.26%

Rate Volume Calculation

The year over year change in rates and change in volume from 2022 to 2023 is as follows:

(Dollars in thousands)	Change in Volume	Change in Rate	Total Change
Earning Assets
Loans:
Commercial	$1,501	$34,732	$36,233
Tax-exempt	(40)	—	(40)
Real estate	3,361	5,682	9,043
Consumer	711	(2,935)	(2,224)
Investment securities:
Taxable	(221)	2,301	2,080
Tax-exempt	(841)	22	(819)
Interest-bearing deposits in banks	1,257	18,173	19,430
CDs with banks	(24)	—	(24)
Total earning assets	$5,704	$57,975	$63,679

Interest-bearing liabilities
Negotiable order of withdrawal	$(67)	$15,194	$15,127
Money market checking	766	8,137	8,903
Savings	149	1,304	1,453
IRAs	5	118	123
CDs	9,076	16,502	25,578
Repurchase agreements	(3)	(2)	(5)
FHLB and other borrowings	58	394	452
Senior term loan	468	135	603
Subordinated debt	11	136	147
Total interest-bearing liabilities	10,463	41,918	52,381
Total	$(4,759)	$16,057	$11,298

Key Metrics

	Year ended December 31,
(Dollars in thousands, except per share data)	2023	2022
Book value per common share	$22.68	$20.69
Tangible book value per common share [4]	$22.43	$20.25
Efficiency ratio 1 4	82.3%	78.2%
Overhead ratio 2 4	3.5%	3.9%
Net loan charge-offs to total loans receivable [3]	0.4%	0.4%
Allowance for credit losses to total loans receivable	0.95%	1.00%
Nonperforming loans	$8,267	$11,165
Nonperforming loans to total loans receivable	0.4%	0.5%
Equity to assets	8.7%	8.5%
Community Bank Leverage Ratio	10.5%	9.8%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Noninterest expense as a percentage of average assets
3 Charge-offs less recoveries
4 Non-U.S. GAAP metric

Tangible book value ("TBV") per common share was $22.43 and $20.25 as of December 31, 2023 and 2022, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	December 31, 2023	December 31, 2022
Goodwill[1]	$2,838	$3,988
Intangibles[2]	352	1,631
Total intangibles	$3,190	$5,619

Total equity attributable to parent	$289,384	$261,084
Less: Total intangibles	(3,190)	(5,619)
Tangible common equity	$286,194	$255,465

Tangible common equity	$286,194	$255,465
Common shares outstanding (000s)	12,758	12,618
Tangible book value per common share	$22.43	$20.25
1 Includes $1.2 million of goodwill included under assets from discontinued operations on the balance sheet as of December 31, 2022.
2 Includes $1.1 million of intangibles included under assets from discontinued operations on the balance sheet as of December 31, 2022.

Net Interest Income

Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities and interest-bearing balances with banks. Interest-bearing liabilities include interest-bearing deposits and borrowed funds such as sweep accounts, repurchase agreements, subordinated debt and the senior term loan. Net interest income, which is the primary source of revenue for the Bank, is also impacted by changes in market interest rates and the mix of interest-earning assets and interest-bearing liabilities.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and measures the net revenue generated by the Bank’s balance sheet. Net interest margin on a tax-equivalent basis was consistent at 4.04% in 2023 and 2022.

In 2023, the Federal Reserve raised its key interest rate from a range of 4.25% to 4.50% to a range of 5.25% to 5.50% as of

December 31, 2023. We continue to analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned Interest Rate Risk, in Item 7A – Quantitative and Qualitative Disclosures About Market Risk included elsewhere in this report.

Net interest spread is calculated by taking the difference between interest earned on earning assets and interest paid on interest-bearing liabilities in an effort to maximize net interest, while maintaining an appropriate level of interest rate risk. Net interest spread on a tax-equivalent basis was 2.82% in 2023 compared to 3.51% in 2022. The difference between the net interest margin on a tax-equivalent basis and net interest spread on a tax-equivalent basis was 122 basis points in 2023 compared to 53 basis points in 2022. This was driven by the 235 basis point increase in the cost of interest-bearing liabilities outpacing the 166 basis point increase in yield on earning assets.

During 2023, net interest income increased $11.5 million, or 10.3%, driven largely by higher average earning asset balances of $278.9 million and the increase in the yield on earning assets, partially offset by the higher funding costs. Total interest income increased $63.9 million, or 50.7%, in 2023 driven by higher yields from new loan production at favorable interest rates and the repricing of variable rate loans. Average total loans increased $136.1 million in 2023, primarily as the result of a $104.1 million increase in average real estate loans and a $27.2 million increase in average commercial loans. The yield on loans increased 154 basis points.

Average investment securities decreased $37.6 million in 2023, or 10.0%, as the result of a $22.7 million decrease in tax-exempt investments and a $14.9 million decrease in taxable investments. The yield increased two basis points and 104 basis points on tax-exempt securities and taxable securities, respectively.

Average interest-bearing liabilities increased $594.9 million, or 43.3%, in 2023 primarily the result of a $406.1 million increase in certificates of deposit and a $174.5 million increase in the average balance of money market checking accounts.

Average interest-bearing deposits increased $591.2 million in 2023. Total interest expense increased by $52.4 million, primarily due to a $51.2 million increase in deposit interest. The result was a 235 basis point increase in the cost of interest-bearing liabilities, primarily from increases in interest rates, a migration out of NIB deposits driven by the highly-competitive deposit environment and liquidity actions taken during 2023 in response to market conditions.

The cost of interest bearing liabilities increased to 3.38% in 2023 from 1.03% in 2022. This increase is primarily the result of an increase of 249 basis point in the cost of deposits and 225 basis points in the cost of FHLB and other borrowings. Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

Our release of allowance for credit losses for 2023 was $1.9 million compared to a provision for losses of $14.2 million for 2022. In January 2023, we adopted CECL for calculating the allowance for credit losses ("ACL") and required an adjustment to the allowance of $8.9 million to make the allowance adequate under the new methodology. The provision for credit losses, which is a product of management's analysis, is recorded in response to forecasted losses over the remaining life of the loan portfolio. Further discussion on the provision for credit losses is included in Note 1 – Summary of Significant Accounting Policies accompanying the consolidated financial statements included elsewhere in this report. The decrease in the provision for credit losses is primarily the result of the changes to the outstanding balances of the loan portfolios, including a decrease in our consumer loan segment, forecasted loss rates, as well as the level of recognized charge-offs within the portfolio.

Meanwhile, total loan receivable balances decreased $55.0 million in 2023 versus an increase of $502.8 million in 2022. The commercial loan portfolio decreased by $9.2 million in 2023, in comparison to an increase of $116.5 million in 2022, while the consumer loan portfolio decreased by $104.2 million in 2023, in comparison to an increase of $87.7 million in 2022. Additionally, the residential mortgage loan portfolio increased by $63.0 million and $299.0 million in 2023 and 2022, respectively. Net charge-offs in 2023 totaled $9.3 million, in comparison to net charge-offs of $8.6 million in 2022. Lastly, the provision for credit losses was impacted by a $0.1 million increase in the specific credit loss allocations in 2023, relative to a $1.3 million increase in provision for such loan losses in 2022.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio. Total noninterest income for 2023, 2022 and 2021 was $19.7 million, $27.6 million and $55.9 million, respectively.

The decrease in noninterest income for 2023 compared to 2022 was primarily the result of a decrease of $2.4 million in gain on sale of loans, a decrease of $2.2 million in investment portfolio gains, an increase of $1.8 million in equity method investment losses and a loss on divestiture activity of $1.0 million. Additionally, there was a $1.9 million holding gain on equity method investments and a $5.0 million gain on sale of assets in 2022 without corresponding gains in 2023. These decreases were partially offset by increases of $4.2 million in other operating income and $2.1 million in payment card and service charge income.

Gain on sale of portfolio loans decreased $2.4 million primarily driven by losses on the sale of $44.4 million of subprime automobile loans during 2023 as we reduced that portfolio. Investment portfolio gains decreased $2.2 million primarily driven by losses on the sale of securities as a result of repositioning our investment portfolio during the first quarter of 2023. The $1.8 million increase in equity method investment losses was due to lower mortgage banking revenue driven by market conditions. The $1.9 million holding gain on equity method investments in the prior year reflected an in substance sale of an equity method investment from our portfolio during the third quarter of 2022. The $1.0 million loss on divestiture activity was primarily related to the loss on the divestiture of Flexia during the second quarter of 2023. For more information regarding the Flexia transaction, see Note 26 - Acquisition and Divestiture Activity. Payment card and service charge income increased by $2.1 million, which primarily reflects an increase in payment relationships and fee income on Fintech deposits.

Noninterest Expense

Noninterest expense was $117.6 million, $110.1 million and $91.8 million in 2023, 2022 and 2021, respectively. Approximately, 54%, 57% and 58% of noninterest expense for 2023, 2022 and 2021, respectively, related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to services organizations.

The increase of noninterest expense relative to the year ended December 31, 2022 primarily reflects an increase of professional fees of $2.7 million attributable to actions taken in response to the market events in March 2023 to further enhance risk management and compliance-related infrastructure, and an increase of insurance, tax, and assessment expense of $1.8 million, primarily the result of a market wide increase in FDIC insurance costs.

Discontinued Operations

In February 2023, we completed the sale of Chartwell for total consideration of $14.4 million in the form of a loan issued to the buyer, resulting in a gain on sale of $11.8 million. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser for Chartwell to continue to provide services and support for three years following the sale.

Income Taxes

We incurred income tax expense of $8.1 million, $4.1 million and $9.9 million in 2023, 2022 and 2021, respectively. Our effective tax rate was 21%, 22% and 20% in 2023, 2022 and 2021, respectively. Our effective tax rate is affected by certain permanent tax differences caused by statutory requirements in the tax code. The largest permanent difference relates to tax-exempt interest income related to municipal investments and loans held by us. Other, smaller permanent differences arise from income derived from life insurance purchased on certain key employees and directors and meals and entertainment expenses. For 2023, we expect to file tax returns in 29 states.

Return on Assets and Equity

Assets

Our return on average assets was 0.9% in 2023, compared to 0.5% in 2022. The increased return in 2023 is a result of a $16.2 million, or 108.0%, increase in earnings, which was offset by an increase in average total assets of $329.6 million, or 10.9%, as compared to 2022. The increase in average total assets was mainly as a result of a $136.1 million, or 6.2%, increase in average total loans and a $57.1 million, or 23.3%, increase in other assets. The increase in average total loans and other assets were partially offset by a $181.6 million, or 78.0%, increase in average interest-bearing cash balances with banks and a $37.6 million, or 10.0%, decrease in average investment securities.

Equity

Our return on average stockholders’ equity was 11.4% in 2023, compared to 5.9% in 2022. The increased return in 2023 is a result of a $16.2 million, or 108.0%, increase in earnings compared to 2022, while average equity increased by $19.1 million to $273.9 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $398.2 million at December 31, 2023, compared to $40.3 million at December 31, 2022. The increase in cash and cash equivalents reflects actions taken in 2023 to ensure liquidity in response to recent conditions in the banking industry. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities totaled $386.4 million at December 31, 2023, compared to $418.6 million at December 31, 2022.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. The available-for-sale securities are reported at estimated fair value.

December 31, (Dollars in thousands)	2023	2022
Available-for-sale securities:
United States government agency securities	$38,408	$44,814
United States sponsored mortgage-backed securities	82,382	56,571
United States treasury securities	100,356	120,909
Municipal securities	106,907	138,636
Corporate debt securities	8,942	10,560
Other debt securities	7,500	7,500
Other securities	780	824
Total investment securities available-for-sale	$345,275	$379,814

Equity securities	$41,086	$38,744

At December 31, 2023, all investment securities are available-for-sale or equity securities. Management believes the available-for-sale classification provides flexibility in terms of managing the portfolio for liquidity, yield enhancement and interest rate risk management opportunities. The decrease in investment securities balances during 2023 was primarily driven by sales and maturities of available-for-sale securities. At December 31, 2023, the amortized cost of available-for-sale investment securities totaled $377.8 million, resulting in a net unrealized loss in the investment portfolio of $32.5 million. Management has the intent and ability to hold the investments to maturity and they are all high quality investments with no credit impairment. The municipal securities continue to give us the ability to pledge and to decrease the effective tax rate.

At December 31, 2023, equity securities primarily consist of our Fintech investment portfolio and are comprised of investments in 10 companies with a carrying value of $36.4 million. Investments in our top four equity securities represented $34.1 million, or 93.7%, of our total Fintech investment portfolio at December 31, 2023. The Fintech equity securities do not have readily determinable fair values and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments.

The following table shows the maturities for the available-for-sale investment securities portfolio at December 31, 2023:

	Within one year		After one year, but within five		After five years, but within ten		After ten years		Total investment securities
(Dollars in thousands)	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Weighted-Avg. Yield	Amortized Cost	Fair Value
United States government agency securities	$70	—%	$2,205	5.77%	$22,750	2.43%	$18,978	2.23%	$44,003	$38,408
United States sponsored mortgage-backed securities	—	—	—	—	2,580	1.78	89,359	3.28	91,939	82,382
United States treasury securities	—	—	106,401	0.63	—	—	—	—	106,401	100,356
Municipal securities	465	4.59	603	3.68	7,004	2.89	109,993	3.05	118,065	106,907
Corporate debt securities	4,250	8.00	2,800	10.31	2,026	6.58	—	—	9,076	8,942
Other debt securities	—	—	—	—	7,500	—	—	—	7,500	7,500
Other securities	—	—	—	—	780	—	—	—	780	780
Total	$4,785	7.56%	$112,009	0.99%	$42,640	2.19%	$218,330	3.07%	$377,764	$345,275

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

Management continually evaluates hedging strategies that are available to manage interest rate risk. We enter into interest rate swap contracts designated as hedging instruments to manage the interest rate risk associated with certain fixed rate available for sale securities. In 2023 we entered into a portfolio layer method interest rate swap with a notional amount of $50.0 million and a swap liability fair value of $1.6 million at December 31, 2023. The swap is designated as a hedging instrument over a closed portfolio of municipal securities with an amortized cost basis of $59.3 million at December 31, 2023, which includes a $1.6 million basis adjustment. At December 31, 2022 we had an interest rate swap with a notional amount of $10.9 million designated as a hedging instrument over a closed portfolio of municipal securities with an amortized cost basis of $11.1 million, which includes a $0.2 million basis adjustment. This hedging relationship was discontinued during the first quarter of 2023.

Loans

Our primary market areas are North Central West Virginia, Northern Virginia, North Carolina and South Carolina. Our loan portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, home equity lines of credit and consumer lending. Loans receivable totaled $2.32 billion as of December 31, 2023, a decrease of $55.1 million from $2.37 billion as of December 31, 2022.

Major classification of loans held for investment at December 31, are as follows:

(Dollars in thousands)	2023	2022
Business	$797,100	$851,072
Real estate	670,584	632,839
Acquisition, development and construction	134,004	126,999
Commercial	$1,601,688	$1,610,910
Residential	672,547	609,452
Home equity lines of credit	14,531	18,734
Consumer	27,408	131,566
Total loans	$2,316,174	$2,370,662
Deferred loan origination fees and costs, net	1,420	1,983
Loans receivable	$2,317,594	$2,372,645

At December 31, 2023, commercial and non-residential real estate loans represented the largest portion of the portfolio at 69.2%. Commercial and non-residential real estate loans totaled $1.60 billion at December 31, 2023, compared to $1.61 billion at December 31, 2022. Management expects to continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Paycheck Protection Program (“PPP”) loans are included in the totals above and have outstanding balances of $2.7 million and $13.6 million as of December 31, 2023 and 2022, respectively.

Residential real estate loans to retail customers account for the second largest portion of the loan portfolio, comprising 29.0%. Residential real estate loans totaled $672.5 million at December 31, 2023, compared to $609.5 million at December 31, 2022. Management believes residential real estate lending continues to represent a primary focus due to the lower risk factors associated with this type of loan and the opportunity to provide service to both those in the primary North Central West Virginia and Northern Virginia markets, as well as those in the surrounding areas as management deems appropriate.

Consumer loans totaled $27.4 million at December 31, 2023, compared to $131.6 million at December 31, 2022. This decrease was concentrated in automotive loans originated by a third-party, which decreased from $84.5 million at December 31, 2022 to $27.3 million at December 31, 2023, primarily the result of the sale of $44.4 million of subprime automobile loans during 2023. In addition, $46.9 million in consumer loans were reclassified as other loan types during the transition to CECL, with $45.2 million moving to the Residential category.

At December 31, 2023, Special Mention loans amounted to $83.8 million. The balance is comprised of 53 loans, which include seven loans totaling $26.1 million to a single borrower for retail commercial real estate projects, $18.9 million to finance two multifamily housing construction projects to two related borrowers, a $8.0 million commercial real estate loan to a senior care facility and a $11.2 million commercial real estate loan to finance an office building. In addition, there are 42 loans to various unrelated borrowers totaling $19.6 million in commercial, home equity line of credit ("HELOC"), installment and mortgage loans. These are loans for which information about the borrowers’ possible credit problems causes management to have doubts as to the borrowers’ ability to comply with the loan repayment terms in the future.

There were 34 additional loans that management identified as Substandard loans, totaling $34.0 million as of December 31, 2023. These loans include $18.4 million in three loans to finance hospitality properties to three related borrowers, a $3.8 million loan to finance a multifamily real estate property and two loans totaling $3.1 million loan secured by leases. In addition, there are 28 loans to various unrelated borrowers totaling $8.7 million in commercial, HELOC, installment and mortgage loans. These are loans where known information about the borrowers’ credit problems causes management to have serious doubts, relative to the 34 loans discussed above, as to the borrowers’ ability to comply with the loan repayment terms in the future.

The following table provides loan maturities at December 31, 2023:

(Dollars in thousands)	One Year or Less	One Through Five Years	Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial	$374,609	$953,200	$256,369	$17,510	$1,601,688
Residential	77,462	30,929	16,565	547,591	672,547
Home equity lines of credit	877	147	461	13,046	14,531
Consumer	49	15,831	11,528	—	27,408
Total loans	$452,997	$1,000,107	$284,923	$578,147	$2,316,174

The following table reflects the sensitivity of loans to changes in interest rates as of December 31, 2023 that mature after one year:

(Dollars in thousands)	Commercial and non-residential real estate	Residential	Home equity lines of credit	Consumer	Total
Predetermined fixed interest rate	$591,417	$180,918	$48	$27,362	$799,745
Floating or adjustable interest rate	1,010,271	491,629	14,483	46	1,516,429
Total as of December 31, 2023	$1,601,688	$672,547	$14,531	$27,408	$2,316,174

Loan Concentration

At December 31, 2023, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. Healthcare loans are a significant component of commercial and non-residential real estate loans and comprise 23.4% of total loans receivable at December 31, 2023. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers, in numerous different industries, primarily located in our market areas.

Lending operations of commercial banks may be subject to enhanced scrutiny by federal banking regulators based on a bank’s concentration of commercial real estate (“CRE”) loans. The federal banking regulators have issued guidance to remind financial institutions of the risk posed by CRE lending concentrations. CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for bank examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

●	Total reported loans for construction, land development, and other land represent 100 percent or more of the institution’s total capital; or
●
Total CRE loans as defined in the CRE guidance represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50 percent or more during the prior 36 months.

As of December 31, 2023, the Bank's concentration of loans for construction, land development, and other land as a percentage of capital totaled 36.0% and the Bank's CRE concentration, excluding owner-occupied loans, as a percentage of capital totaled 234.1%.

Allowance for Credit Losses

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

The result of the evaluation of the adequacy at each period presented herein indicated that the ACL was considered by management to be adequate to absorb forecasted losses over the remaining life of the loan portfolio.

At December 31, 2023 and 2022, individually analyzed loans totaled $11.8 million and $18.2 million, respectively. A portion of the ACL of $1.9 million and $1.7 million was allocated to cover any loss in these loans at December 31, 2023 and 2022, respectively. Loans past due more than 30 days were $14.0 million and $15.5 million, respectively, at December 31, 2023 and 2022.

	December 31,
	2023	2022
Loans past due more than 30 days to gross loans	0.6%	0.7%
Loans past due more than 90 days to gross loans	0.2%	0.1%

For tables reflecting the allocation of the ACL, please refer to Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

The following table summarizes the primary segments of the ACL as of December 31, 2023 and 2022:

(Dollars in thousands)	2023		2022
December 31,	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Commercial and non-residential real estate	$12,536	69%	$15,539	68%
Residential	6,412	29	2,880	26
Home equity lines of credit	97	1	131	1
Consumer and other	3,079	1	5,287	5
Total	$22,124	100%	$23,837	100%

The ACL decrease in the consumer and other loan segment was driven by a $44.4 million sale of subprime automobile loans during 2023. This segment realizes elevated charge offs, and therefore is allocated against a much higher rate than commercial, residential or home equity. We continue to monitor this segment closely.

Non-performing assets consist of loans that are no longer accruing interest and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed and charged to earnings. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectability is no longer in doubt, which is evident by the receipt of six consecutive months of regular, on-time payments, the loan is eligible to be returned to accrual status. Interest income on loans would have increased by $0.8 million, $0.5 million and $0.4 million for 2023, 2022 and 2021, respectively, if loans had performed in accordance with their terms.

Non-performing assets and past due loans as of December 31, are as follows:

(Dollars in thousands)	2023	2022
Non-accrual loans
Commercial	$7,680	$7,528
Real estate and home equity	243	2,286
Consumer and other	344	1,351
Total non-accrual loans	8,267	11,165
Accruing loan past due 90 days or more	—	—
Total non-performing loans	8,267	11,165
Other real estate, net	825	1,194
Total non-performing assets	$9,092	$12,359

Allowance for credit losses	$22,124	$23,837
Non-performing loans to gross loans	0.4%	0.5%
Allowance for credit losses to total loans	0.95%	1.00%
Allowance for credit losses to non-performing loans	267.6%	213.5%
Non-performing assets to total assets	0.3%	0.4%

Individually analyzed loans have decreased by $6.4 million, or 35.2%, during 2023. This change is the net effect of multiple factors, primarily the reclassification of $2.0 million of previously reported individually analyzed loans to performing loans, the identification of $4.8 million of recently individually analyzed loans, principal curtailments/payoffs of $3.8 million, normal loan amortization of $3.0 million and $2.4 million in charge offs.

The $4.8 million of recently individually analyzed loans were concentrated in nine commercial loans with government guarantees totaling $3.6 million, or 75%, of the recently identified loans and a single development note secured by residential lots totaling $0.8 million, or 17%, of the recently identified loans. The loans with government guarantees are to eight separate borrowers and are various stages of either forbearance agreement or liquidation. The development note is currently paying under a forbearance agreement.

The $3.8 million of principal curtailments/payoffs were concentrated in a single commercial relationship, in which the note was curtailed through the sale of collateral of $1.5 million, or 39%, of the total principal curtailments, and through the sale of 12 non-performing consumer mortgage notes representing $1.8 million, or 47%, of the total principal curtailments.

The $2.4 million of charged off loans were concentrated in one commercial relationship representing $0.9 million, or 38%, of the charge offs. This note was secured by a government lease that was not renewed. The subprime auto segment also saw a net change of $1.0 million, which has been attributed to charge offs. These charge offs were to various individual loans secured by automobiles and comprised 42% of the total charge offs.

Loans classified as Special Mention totaled $83.8 million and $31.3 million as of December 31, 2023 and December 31, 2022, respectively. The increase of $52.5 million, or 167.7%, was concentrated in the commercial loan portfolio. This increase is primarily the result of the risk downgrade of 24 loans to 16 relationships, totaling $68.9 million. In addition, there was one loan that originated in 2023 classified as Special Mention at year end, totaling $1.0 million, a commercial note secured by owner occupied real estate. Of the 24 loans recently classified as Special Mention, there were seven commercial loans to one relationship for $26.1 million, one commercial multifamily real estate for $14.6 million, two commercial office real estate to a single borrower totaling $11.7 million, one commercial real estate loan secured by a healthcare facility for $8.0 million, and 11 commercial loans with government guarantees to nine borrowers for $6.6 million. Offsetting this increase was the upgrading of three notes to two separate borrowers, two secured by commercial hotel real estate totaling $11.9 million and a small commercial note of immaterial balance. There were also nine Special Mention notes that were paid off during the year totaling $4.3 million. These included eight commercial notes and one HELOC. These included a $2.0 million commercial PPP note, and a $1.4 million commercial construction note for multifamily housing.

Loans classified as Substandard totaled $34.0 million and $35.3 million as of December 31, 2023 and December 31, 2022, respectively. The decrease of $1.3 million, or 3.7%, was concentrated in the commercial loan portfolio. The decrease is primarily due the risk grade upgrade of three loans to separate commercial loan relationships totaling $1.9 million, the payoff of 13 mortgage loans totaling $0.9 million and the continued curtailment of the loans that remained within the portfolio. This decease is offset by the downgrade to Substandard of nine commercial notes totaling $5.4 million, and two loans secured by residential real estate totaling $1.1 million.

Loans classified as Doubtful totaled $4.6 million and $4.7 million as of December 31, 2023 and December 31, 2022, respectively. The decrease of $0.1 million, or 2.1%, was concentrated in the commercial loan portfolio and is the result of the implementation of the workout of these loans resulting in principal reduction from paydowns, loan sales and foreclosures of various loans to unrelated borrowers, both MVB legacy and those obtained as part of the First State acquisition, as well as two charge offs of commercial loans totaling $1.0 million secured by a government lease and accounts receivable. As of December 31, 2022, there is $0.6 million in calculated credit loss reserve allocation against seven legacy MVB loans totaling $4.0 million. There is a single Doubtful purchased loan remaining, with an immaterial balance.

Interest Rate Risk

Management continually evaluates hedging strategies that are available to manage interest rate risk. We enter into interest rate swap contracts designated as hedging instruments to manage the interest rate risk associated with certain fixed rate loans. In 2023 we entered into four portfolio layer method interest rate swaps designated as hedging instruments over a closed portfolio of fixed-rate mortgage loans. At December 31, 2023 the interest rate swaps had a notional amount of $390.3 million, which includes a $9.7 million amortization adjustment related to one of the swaps which is amortizing, and swap liability fair value of $4.5 million. The amortized cost basis of the closed portfolio of fixed-rate loans was $491.0 million, including a $4.1 million basis adjustment, at December 31, 2023. There were no interest rate swaps designated as hedging instruments over fixed-rate loans at December 31, 2022.

Management also enters into interest rate swap contracts not designated as hedging instruments to help a small number of commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allows them to convert floating-rate loan payments to fixed rate loan payments. When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a "mirror" swap contract with a third-party who exchanges the borrower's fixed-rate payments for floating-rate loan payments. At December 31, 2023 the fair value and notional amount of the interest rate swap agreements were $6.2 million and $126.5 million, respectively, as compared to $8.4 million and $137.7 million at December 31, 2022.

Funding Sources

The Bank considers a number of alternatives, including but not limited to deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Deposits continue to be the most significant source of funds, totaling $2.90 billion, or 97.1% of funding sources, at December 31, 2023, versus $2.57 billion, or 92.9% of such funding sources, at December 31, 2022. Of these amounts, gaming deposits totaled $354.1 million and $652.1 million at December 31, 2023 and 2022, respectively. Borrowings, consisting of subordinated debt, senior term loan and FHLB and other borrowings represented 2.7% of funding sources at December 31, 2023, versus 6.7% at December 31, 2022. Repurchase agreements, which are available to large corporate customers, represented 0.2% and 0.4% of funding sources at December 31, 2023 and 2022, respectively.

Management continues to emphasize the development of additional noninterest-bearing deposits as a core funding source for us. At December 31, 2023, noninterest-bearing balances totaled $1.20 billion, compared to $1.23 billion at December 31, 2022, or 41.3% and 47.9%, respectively, of total deposits. Interest-bearing deposits totaled $1.70 billion at December 31, 2023, compared to $1.34 billion at December 31, 2022, or 58.7% and 52.1%, respectively, of total deposits.

The following table sets forth the balance of each of the deposit categories for the years ended December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,197,272	$1,231,544
NOW	538,444	720,062
Savings and money markets	571,299	284,459
Time deposits, including CDs and IRAs	594,461	334,417
Total deposits	$2,901,476	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$3,150	$4,386

Average interest-bearing deposits totaled $1.86 billion during 2023 compared to $1.27 billion during 2022. Average noninterest bearing deposits totaled $1.07 billion during 2023 compared to $1.36 billion during 2022.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holders' deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.1 billion at December 31, 2023 and $724.0 million at December 31, 2022 and represent gaming, banking-as-a-service and digital asset clients.

Maturities of time deposits that met or exceeded the FDIC insurance limit as of December 31, 2023:

(Dollars in thousands)	2023
Under three months	$283
Over three to 12 months	1,075
Over one to three years	1,520
Over three years	272
Total	$3,150

Total uninsured deposits were $1.2 billion, or 42.5% of total deposits, as of December 31, 2023. Of these uninsured deposits, $236.2 million represents collateralized public fund deposits. Further, at December 31, 2023, we had available liquidity of $398.2 million of cash and cash equivalents on hand and $699.8 million remaining borrowing capacity with the FHLB.

Along with deposits, the Bank has access to both short-term borrowings from FHLB and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, please refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Capital Resources

During the year ended December 31, 2023, stockholders’ equity increased $28.0 million to $289.3 million from $261.4 million. This increase consists of net income for the year of $31.0 million, other comprehensive income of $8.9 million, stock-based compensation of $2.7 million and common stock options exercised totaling $0.6 million partially offset by cash dividends paid of $8.6 million, the impact to retained earnings of adopting ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326") of $6.6 million and minimum tax withholding on restricted stock units issued of $0.8 million.

With stockholders’ equity increasing as noted above and with the growth in assets of $245.0 million, the equity to assets ratio increased from 8.5% at December 31, 2022 to 8.7% at December 31, 2023. We paid dividends to common shareholders of $8.6 million in 2023 and $8.4 million in 2022, compared to earnings of $31.2 million in 2023 versus $15.0 million in 2022, resulting in an decrease in the dividend payout ratio to 27.7% in 2023 from 55.5% in 2022.

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

The Bank's CBLR at December 31, 2023 was 10.5%, which is above the well-capitalized standard of 9%. Management currently believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $504.3 million and $354.4 million of December 31, 2023 and 2022, respectively. We believe that these sources of funds would enable us to meet cash obligations as they come due.

Our main source of liquidity comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. During the year ended December 31, 2023, cash flows from operating, investing and financing activities totaled $58.2 million, $88.2 million and $211.5 million, respectively. Cash flows from operating, investing and financing activities during the year ended December 31, 2022 totaled $7.4 million, ($571.1) million and $296.6 million, respectively. Significant changes in cash flows during the year ended December 31, 2023 include inflows from the net increase in deposits of $331.0 million, net maturities/paydowns of available-for-sale investment securities of $76.6 million and sales of available-for-sale investment securities of $54.5 million, partially offset by cash outflows of $102.3 million to pay down FHLB and other borrowings and $89.5 million to purchase available-for-sale investment securities. When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. Additionally, on March 12, 2023, the Federal Reserve implemented the Bank Term Funding Program to support federally-insured depository institutions in response to prevailing market uncertainty about the banking industry resulting from the insolvencies of certain regional depository institutions. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Allowance for Credit Losses

Since the implementation of CECL in January 2023, the ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments, primarily to loans and unfunded loan commitments on our balance sheet. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. Credit losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

We estimate the general component of the ACL based on a forecasting model and consideration of qualitative factors, both internal and external, all of which may be susceptible to significant change.

Through a loss driver analysis performed by a third-party vendor, a forecasting model that correlates specific economic factors with credit quality of each loan segment was developed. Peer bank data was identified and used in this process, as we did not have adequate quarterly loan data to analyze over the look-back period to 2007. After the third-party analyzed both historical peer loan data and various economic factors over the same look-back period, two economic variables, national GDP and national unemployment rate, were identified as showing the most correlation to the performance of the loans within each of the pooled segments. Within each loan segment forecast, these two economic variables are forecasted based on expected trends over a 12-month period, before reverting to the long-term average quarterly rate of each variable over the next 12-month period, then maintains this quarterly average for the life of the loan segment. The third-party vendor uses these variables to produce an estimated probability of default for each quarter period and, through a proprietary model, also calculates a loss given default factor to estimate overall losses. The vendor also prepares benchmark studies for prepayment and curtailment rate estimates for each loan segment, as well as recovery lag estimates. With all these factors combined, a forecasted allocation rate is produced for each loan segment.

The qualitative factors include items such as the nature and volume of the portfolio; the volume and severity of problem credits; collateral values; portfolio concentrations; economic and business conditions; lending policies and procedures; experience of lending management and staff; and quality of the loan review system. Each of these environmental factors has been analyzed by management and each has been assigned a risk modifier on a 4-point scale (No Change, Minor, Moderate, and Major) as a measure of the risk that factor creates to the Bank’s loan portfolio. Each environmental factor has also been weighted to reflect how it relates to the different portfolio segments (i.e., various Commercial, Residential, Consumer, and HELOC). Individual risk grade factors are then calculated by applying the individual weightings to the individual risk grades. The total of those factors provides an overall risk grade for each portfolio segment, which is then applied to a basis point scale to calculate an actual loss rate adjustment. This process is applied to each of the Bank’s portfolio segments. As of December 31, 2023, the "economic and business conditions" factor was generally the highest weighted qualitative factor, with a weighting of 10% to 20%, and given a risk rating of “Minor” for eight of the fourteen portfolio segments. Increasing the risk rating by one for all segments would have resulted in an additional allowance of $2.1 million at December 31, 2023 and decreasing the risk grade by one would have resulted in a reduction to the allowance of $1.9 million.

In addition to the above judgments and estimates, the specific reserves on impaired loans is an important input to the ACL due to the increased risks inherent in those loans. This evaluation requires significant judgment and estimates related to the amount and timing of expected future cash flows and collateral values. To the extent actual outcomes differ from our estimates, we may need additional provisions for credit losses. Any such additional provisions for credit losses will be a direct charge to our earnings.

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

We believe that accepting some level of interest rate risk is necessary in order to achieve realistic profit goals. Management and our Board of Directors have chosen an interest rate risk profile that is consistent with our strategic business plan. While management carefully monitors the exposure to changes in interest rates and takes actions as warranted to decrease any adverse impact, there can be no assurance about the actual effect of interest rate changes on net interest income.

Our Board of Directors has established a comprehensive interest rate risk management policy, which is administered by the ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity (“EVE”) at risk) resulting from a hypothetical change in interest rates. We measure the potential adverse impacts that changing interest rates may have on short-term earnings, long-term value and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors, such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology employed. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts or the impact of rate changes on demand for loan and deposit products.

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

At December 31, 2023, we are shown in an asset sensitive position for the first year after rate shocks. Management continuously strives to reduce higher costing fixed rate funding instruments, while increasing assets that are more fluid in their repricing. Theoretically, an asset sensitive position is more favorable in a rising rate environment, since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position is theoretically favorable in a declining interest rate environment, since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
December 31, 2023	51.8%	39.7%	27.6%	16.1%	(7.6)%	(20.2)%	(33.4)%	(44.8)%
December 31, 2022	30.0%	21.3%	12.5%	4.1%	(13.3)%	(22.7)%	(31.7)%	(38.7)%

Net interest income is first compared to the Global Insight Rate Forecast that we received from a third-party banking solution. This establishes an expectation of interest rate movement over the next two years. Then, the shocks are applied based on the rate expectation. In comparing the expectations as of each of December 31, 2022 and December 31, 2023, at December 31, 2022 the expectation was that rates would see little movement in 2023. As such, the projected impact at year-end 2022 is smaller than the current report. That is also why the shock is less in the down-rate environment, which would be closer to a flat rate environment, rather than a true down-rate environment. At December 31, 2023, the expectation is for rates to drop throughout the next year, then hit a steady point in year two, and moving forward. There is impact in a down-rate environment as the bank deals heavily in variable rate loans and deposits.

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

As interest rates fall, mortgage companies experience a higher volume of loan originations and refinance activity. This benefit is not reflected in measures of net interest income at risk, as origination and refinance activity are classified as income from an equity method investment. This increase in equity method investment income represents a benefit to net income that offsets the losses to net interest income experienced in a falling rate environment.

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

Estimated Changes in EVE
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(35.0)%	(25.0)%	(17.0)%	(12.0)%	(12.0)%	(17.0)%	(25.0)%	(35.0)%
December 31, 2023	(2.3)%	(1.9)%	(1.3)%	(0.6)%	0.7%	(0.7)%	(3.5)%	(6.0)%
December 31, 2022	14.7%	11.4%	8.0%	3.9%	(4.6)%	(11.4)%	(19.9)%	(29.3)%

The EVE is much more stable across rate changing scenarios for 2023. The Fed Funds Rate increased significantly during 2022, and the effect of this rate movement was not fully realized in the deposit portfolio until 2023. Interest-bearing deposits were repriced throughout 2023 in the rising rate environment leading to increased cost of funds. The significant change in rates also drove previously non-interest-bearing deposits into new interest-bearing account types, which impacted the cost of interest-bearing liabilities. This impact drove the cost of interest-bearing liabilities up, allowing the cost to behave similar to the discount rate applied to cash flows. These changes in rates took place in 2023, despite only being projected at year-end 2022. The EVE impact in changing rate environments has stabilized due to our understanding of the impact of previous rate changes to the portfolio and the small rate changes projected in 2023.

Credit Risk

We have counter-party risk which may arise from the possible inability of third-party investors to meet the terms of their forward sales contracts, including derivative contracts such as interest rate swaps and fair value hedges. We work with third-party investors that are generally well-capitalized, are investment grade and exhibit strong financial performance to mitigate this risk. We monitor the financial condition of these third parties on an annual basis and we do not currently expect these third parties to fail to meet their obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MVB Financial Corp. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MVB Financial Corp. and Subsidiaries (the “Company”) as December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Notes 1 and 3 to the consolidated financial statements, effective January 1, 2023, the Company changed its method of accounting for credit losses due to the adoption of Accounting Standards

Codification Topic 326, Financial Instruments – Credit Losses.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

As described in Note 1 and 3 to the consolidated financial statements the Company’s allowance for credit losses on loans (“ACL-Loans”) was $22.1 million as of December 31, 2023. The Company determines the current expected credit losses using relevant available information, from internal and external sources, related to past events, current conditions, and reasonable and supportable forecasts. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values or other relevant factors. The allowance consists of specific and general components. The specific component relates to loans that are individually analyzed using either collateral based or cash flow-based valuation methodology. The general component covers all loans that are not individually analyzed. These loans are measured on a collective basis and are pooled with other loans that share similar characteristics. Management has determined there to be several different portfolio segments sharing similar risk characteristics within the loan portfolio. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis, with the initial segmentation based on Call Codes.

The ACL-Loans is calculated for each segment primarily using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type.

Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the loss forecasting models. These factors are then added to the forecasted allocation percentages to get the adjusted factor to be applied to the pooled loans on a weighted basis.

We identified the Company’s estimate of the qualitative factor adjustments applied in the calculation of the ACL-Loans as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity related to management’s determination of the qualitative factor assumptions used in the calculation of the ACL-Loans. Due to the lack of observable data to support the qualitative factor allocations, a high degree of auditor effort and significant auditor judgement is required.

The primary procedures we performed to address this critical audit matter included:

●	Evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ACL-Loans, including controls over the determination of the application of qualitative factor adjustments and the precision of management’s review and approval of the resulting estimate, and testing of the model’s performance.
●	Assessed the reasonableness of each qualitative factor adjustment, including evaluating management’s judgments as to which factors impacted the qualitative adjustments for each loan pool.
●	Evaluated and tested the reasonableness and relevance of data utilized in the qualitative factor adjustments, including considering the data’s completeness and accuracy and testing the mathematical accuracy of the calculations.
●	Utilized the assistance of the firm’s internal specialists to test the mathematical operation of the model.
●	Analyzed the total qualitative factor adjustment applied to each loan pool, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan pools and evaluated the appropriateness and level of the total qualitative factor adjustment applied in the overall ACL-Loans.
/s/ FORVIS, LLP

We have served as the Company’s auditor since 2014.

Tampa, Florida
March 12, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MVB Financial Corp. and Subsidiaries

Opinion on the Internal Control over Financial Reporting
We have audited MVB Financial Corp. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023, and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 12, 2024, expressed an unqualified opinion on those consolidated financial statements.

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
/s/ FORVIS, LLP
Tampa, Florida
March 12, 2024

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands except per share data)
December 31, 2023 and 2022

	2023	2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$6,564	$5,290
Interest-bearing balances with banks	391,665	34,990
Total cash and cash equivalents	398,229	40,280
Investment securities available-for-sale	345,275	379,814
Equity securities	41,086	38,744
Loans held-for-sale	629	23,126
Loans receivable	2,317,594	2,372,645
Allowance for credit losses	(22,124)	(23,837)
Loans receivable, net	2,295,470	2,348,808
Premises and equipment, net	20,928	23,630
Bank-owned life insurance	44,287	43,239
Equity method investments	75,754	76,223
Accrued interest receivable and other assets	89,386	87,833
Assets from discontinued operations	—	4,315
Goodwill	2,838	2,838
TOTAL ASSETS	$3,313,882	$3,068,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,197,272	$1,231,544
Interest-bearing	1,704,204	1,338,938
Total deposits	2,901,476	2,570,482
Accrued interest payable and other liabilities	37,917	36,112
Repurchase agreements	4,821	10,037
FHLB and other borrowings	—	102,333
Subordinated debt	73,540	73,286
Senior term loan	6,786	9,765
Liabilities from discontinued operations	—	5,444
Total liabilities	3,024,540	2,807,459

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized; 13,606,399 and 12,758,383 shares issued and outstanding, respectively, as of December 31, 2023 and 13,466,281 and 12,618,265 shares issued and outstanding, respectively, as of December 31, 2022	13,606	13,466
Additional paid-in capital	160,488	157,152
Retained earnings	160,862	144,911
Accumulated other comprehensive loss	(28,831)	(37,704)
Treasury stock - 848,016 shares as of December 31, 2023 and December 31, 2022, at cost	(16,741)	(16,741)
Total equity attributable to parent	289,384	261,084
Noncontrolling interest	(42)	307
Total stockholders' equity	289,342	261,391
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,313,882	$3,068,850
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands except per share data)
Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
INTEREST INCOME
Interest and fees on loans	$159,635	$116,583	$75,282
Interest on deposits with banks	21,043	1,637	506
Interest on investment securities	5,576	3,496	2,405
Interest on tax-exempt loans and securities	3,564	4,241	5,236
Total interest income	189,818	125,957	83,429

INTEREST EXPENSE
Interest on deposits	61,660	10,476	3,977
Interest on short-term borrowings	890	443	105
Interest on subordinated debt	3,219	3,072	2,188
Interest on senior term loan	766	163	—
Total interest expense	66,535	14,154	6,270

NET INTEREST INCOME	123,283	111,803	77,159
Provision (release of allowance) for credit losses	(1,921)	14,194	(6,275)
Net interest income after provision (release of allowance) for credit losses	125,204	97,609	83,434

NONINTEREST INCOME
Payment card and service charge income	13,776	11,648	7,524
Insurance and investment services income	335	849	1,003
Gain (loss) on sale of available-for-sale securities, net	(1,536)	650	3,875
Gain (loss) on sale of equity securities, net	(269)	(56)	5
Loss on derivatives, net	(659)	—	—
Gain (loss) on sale of loans, net	(744)	1,655	4,178
Holding gain (loss) on equity securities	146	(1,543)	3,776
Compliance and consulting income	4,312	4,598	2,557
Equity method investments income (loss)	(2,499)	(713)	17,428
Equity method investment gain	—	1,874	—
Gain (loss) on acquisition and divestiture activity	(986)	—	10,783
Gain on sale of assets	—	4,978	—
Other operating income	7,839	3,625	4,724
Total noninterest income	19,715	27,565	55,853

NONINTEREST EXPENSES
Salaries and employee benefits	63,371	62,534	52,965
Occupancy expense	3,701	4,051	4,347
Equipment depreciation and maintenance	5,558	5,496	4,598
Data processing and communications	4,878	4,198	4,431
Professional fees	18,344	15,661	13,726
Insurance, tax and assessment expense	4,436	2,605	2,032
Travel, entertainment, dues and subscriptions	6,825	6,836	4,617
Other operating expenses	10,512	8,765	5,092
Total noninterest expense	117,625	110,146	91,808
Income from continuing operations, before income taxes	27,294	15,028	47,479
Income taxes	5,070	3,294	9,641
Net income from continuing operations	22,224	11,734	37,838
Income from discontinued operations, before income taxes	11,831	3,487	1,099
Income taxes	3,049	834	241
Net income from discontinued operations	8,782	2,653	858
Net income	31,006	14,387	38,696
Net loss attributable to noncontrolling interest	226	660	425
Net income attributable to parent	$31,232	$15,047	$39,121
Preferred dividends	—	—	35
Net income available to common shareholders	$31,232	$15,047	$39,086

Earnings per share from continuing operations - basic	$1.77	$1.01	$3.25
Earnings per share from discontinued operations - basic	$0.69	$0.22	$0.07
Earnings per common share - basic	$2.46	$1.23	$3.32
Earnings per share from continuing operations - diluted	$1.72	$0.96	$3.03
Earnings per share from discontinued operations - diluted	$0.68	$0.21	$0.07
Earnings per common share - diluted	$2.40	$1.17	$3.10
Weighted-average shares outstanding - basic	12,694,206	12,279,462	11,778,557
Weighted-average shares outstanding - diluted	12,997,332	12,870,734	12,613,620
See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Net income before noncontrolling interest	$31,006	$14,387	$38,696

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	10,257	(45,730)	(5,839)
Reclassification adjustment for (gain) loss recognized in income	1,536	(650)	(3,875)
Change in defined benefit pension plan	61	815	770
Reclassification adjustment for amortization of net actuarial loss recognized in income	117	429	507
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	(289)	(83)	862
Other comprehensive income (loss), before tax	11,682	(45,219)	(7,575)

Income taxes related to items of other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(2,466)	11,252	1,367
Reclassification adjustment for (gain) loss recognized in income	(369)	152	908
Change in defined benefit pension plan	(15)	(201)	(180)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(28)	(103)	(119)
Reclassification adjustment for carrying value adjustment - investment hedge recognized in income	69	21	(233)
Income taxes related to items of other comprehensive income (loss):	(2,809)	11,121	1,743

Total other comprehensive income (loss), net of tax	8,873	(34,098)	(5,832)

Comprehensive loss attributable to noncontrolling interest	226	660	425

Comprehensive income (loss)	$40,105	$(19,051)	$33,289

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands except per share data)
Years ended December 31, 2023, 2022 and 2021

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of January 1, 2021	733	$7,334	12,374,322	$12,374	$129,119	$105,171	$2,226	848,016	$(16,741)	$239,483	$—	$239,483
Net income	—	—	—	—	—	39,121	—	—	—	39,121	(425)	38,696
Other comprehensive loss	—	—	—	—	—	—	(5,832)	—	—	(5,832)	—	(5,832)
Cash dividends paid ($0.51 per share)	—	—	—	—	—	(6,038)	—	—	—	(6,038)	—	(6,038)
Dividends on preferred stock	—	—	—	—	—	(35)	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	2,634	—	—	—	—	2,634	—	2,634
Stock-based compensation related to equity method investment	—	—	—	—	574	—	—	—	—	574	—	574
Common stock options exercised	—	—	316,682	317	4,613	—	—	—	—	4,930	—	4,930
Restricted stock units issued	—	—	77,050	77	(77)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(6,579)	(7)	(242)	—	—	—	—	(249)	—	(249)
Noncontrolling interests due to acquisition	—	—	—	—	—	—	—	—	—	—	900	900
Common stock issued related to contingent consideration	—	—	47,966	48	1,952	—	—	—	—	2,000	—	2,000
Common stock issued related to Trabian acquisition	—	—	17,597	18	582	—	—	—	—	600	—	600
Common stock issued related to Interchecks investment	—	—	107,928	108	4,366	—	—	—	—	4,474	—	4,474
MVB Technology membership units issued	—	—	—	—	—	—	—	—	—	—	500	500
Redemption of preferred stock	(733)	(7,334)	—	—	—	—	—	—	—	(7,334)	—	(7,334)
Balance as of December 31, 2021	—	—	12,934,966	12,935	143,521	138,219	(3,606)	848,016	(16,741)	274,328	975	275,303
Net income	—	—	—	—	—	15,047	—	—	—	15,047	(660)	14,387
Other comprehensive loss	—	—	—	—	—	—	(34,098)	—	—	(34,098)	—	(34,098)
Cash dividends paid ($0.68 per share)	—	—	—	—	—	(8,355)	—	—	—	(8,355)	—	(8,355)
Stock-based compensation	—	—	—	—	2,800	—	—	—	—	2,800	—	2,800
Stock-based compensation related to equity method investment	—	—	—	—	417	—	—	—	—	417	—	417
Common stock options exercised	—	—	160,527	161	1,908	—	—	—	—	2,069	—	2,069
Restricted stock units issued	—	—	75,354	75	(75)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	—	—	(17,596)	(18)	(652)	—	—	—	—	(670)	—	(670)
Common stock issued related to Warp Speed acquisition	—	—	313,030	313	9,266	—	—	—	—	9,579	—	9,579
Stock purchase from noncontrolling interest	—	—	—	—	(33)	—	—	—	—	(33)	(8)	(41)
Balance as of December 31, 2022	—	—	13,466,281	13,466	157,152	144,911	(37,704)	848,016	(16,741)	261,084	307	261,391

	Preferred stock		Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount				Shares	Amount
Net income	—	—	—	—	—	31,232	—	—	—	31,232	(226)	31,006
Other comprehensive income	—	—	—	—	—	—	8,873	—	—	8,873	—	8,873
Cash dividends paid ($0.68 per share)	—	—	—	—	—	(8,639)	—	—	—	(8,639)	—	(8,639)
Impact of adopting ASC 326, net of tax	—	—	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	—	—	2,658	—	—	—	—	2,658	—	2,658
Stock-based compensation related to equity method investment	—	—	—	—	734	—	—	—	—	734	—	734
Common stock options exercised	—	—	107,500	108	529	—	—	—	—	637	—	637
Restricted stock units issued	—	—	130,402	130	(130)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock and stock options	—	—	(97,784)	(98)	(749)	—	—	—	—	(847)	—	(847)
Redemption of noncontrolling interest	—	—	—	—	294	—	—	—	—	294	(123)	171

Balance as of December 31, 2023	—	$—	13,606,399	$13,606	$160,488	$160,862	$(28,831)	848,016	$(16,741)	$289,384	$(42)	$289,342

See Notes to Consolidated Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
OPERATING ACTIVITIES
Net income before noncontrolling interest	31,006	14,387	$38,696
Adjustments to reconcile net income to net cash from operating activities:
Net amortization and accretion of investments	2,072	2,596	4,054
Net amortization of deferred loan costs	1,347	2,526	2,969
Provision (release of allowance) for credit losses	(1,921)	14,194	(6,275)
Depreciation and amortization	5,003	5,322	4,198
Stock-based compensation	2,658	2,800	2,634
Stock-based compensation related to equity method investments	734	417	574
Loans originated for sale	(1,804)	(101,382)	(30,033)
Proceeds of loans held-for-sale sold	30,725	79,602	22,024
Holding (gain) loss on equity securities	(146)	1,543	(3,776)
(Gain) loss on sale of available-for-sale securities, net	1,536	(650)	(3,875)
(Gain) loss on sale of equity securities, net	269	56	(5)
Gain on sale of loans held-for-sale	(1,065)	(5,487)	(4,178)
Loss on sale of loans held for investment	1,809	3,832	—
Gain on sale of discontinued operations	(11,800)	—	—
(Gain) loss on acquisition and divestiture activity	986	—	(10,783)
Gain on sale of other real estate owned	(170)	(47)	(1,396)
Income on bank-owned life insurance	(1,048)	(975)	(995)
Deferred income taxes	97	(3,631)	6,129
Equity method investments (income) loss	2,499	713	(17,428)
Equity method investment gain	—	(1,874)	—
Return on equity method investments	714	8,275	31,032
Other assets	(6,925)	(2,438)	(1,440)
Other liabilities	1,657	(12,426)	2,689
Net cash from operating activities	58,233	7,353	34,815
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(89,522)	(89,600)	(216,621)
Maturities/paydowns of available-for-sale investment securities	76,631	20,973	49,248
Sales of available-for-sale investment securities	54,531	60,635	146,011
Purchases of premises and equipment	(1,915)	(3,041)	(4,865)
Disposals of premises and equipment	425	49	300
Net change in loans	39,092	(576,303)	(460,672)
Proceeds of loans held for investment sold	14,934	61,659	—
Purchases of restricted bank stock	—	(61,245)	(1,410)
Redemptions of restricted bank stock	—	53,048	2,364
Proceeds from maturities of certificates of deposit with banks	—	2,719	9,084
Proceeds from sale of other real estate owned	539	1,482	3,818
Purchase of bank-owned life insurance	—	(7)	—
Purchase of equity method investments	—	(38,400)	(500)
Investment in equity method investments	(2,744)	—	—
Purchase of equity securities	(345)	(4,452)	(2,982)
Proceeds from sale of equity securities	566	1,356	543
Net cash transferred for sale of discontinued operations	(3,935)	—	—
Net cash transferred in divestiture activity	(8)	—	—
Net cash transferred for banking center sale	—	—	(95,500)
Cash paid for acquisitions, net of cash acquired	—	—	(772)
Net cash from investing activities	88,249	(571,127)	(571,954)
FINANCING ACTIVITIES
Net increase in deposits	330,994	192,877	558,342
Net change in repurchase agreements	(5,216)	(1,348)	1,119
Net change in FHLB and other borrowings	(102,333)	102,333	—
Issuance of subordinated debt	—	—	30,000
Payment of subordinated debt issuance costs	—	—	(552)
Issuance of senior term loan	—	10,000	—

	2023	2022	2021
Payment of senior debt issuance costs	—	(123)	—
Principal payments on senior term loan	(3,030)	(125)	—
Preferred stock redemption	—	—	(7,334)
Common stock options exercised	637	2,069	4,930
Withholding cash issued in lieu of restricted stock	(846)	(670)	(249)
Cash dividends paid on common stock	(8,639)	(8,355)	(6,038)
Cash dividends paid on preferred stock	—	—	(35)
Redemption of noncontrolling interest	(100)	—	—
Issuance of subsidiary membership units	—	—	500
Stock purchase from noncontrolling interest	—	(41)	—
Net cash from financing activities	211,467	296,617	580,683

Net change in cash and cash equivalents	357,949	(267,157)	43,544
Cash and cash equivalents, beginning of period	40,280	307,437	263,893
Cash and cash equivalents, end of period	$398,229	$40,280	$307,437

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$66,708	$12,285	$6,152
Income taxes	13,082	2,285	11,960

Business combination non-cash disclosures:
Assets acquired in business combination, net of cash acquired	$—	$—	$739
Liabilities assumed in business combination	—	—	605

Supplemental disclosure of cash flow information:
Fair value of noncontrolling interests at acquisition date	$—	$—	$1,400
Loans transferred to other real estate owned	—	299	357
Change in unrealized holding gains (losses) on securities available-for-sale	(11,828)	47,508	(9,595)
Restricted stock units vested	130	75	77
Tax withholding obligations on restricted stock units issued	98	18	7
Creation of servicing assets from loan sales	501	1,296	—
Loans transferred to loans held-for-sale	6,621	914	—
Common stock issued related to acquisitions	—	9,579	5,074
Impact of adopting ASC 326, net of tax	6,642	—	—

See Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, LLC (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC, (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”). Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”) and MVB Technology, LLC ("MVB Technology"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial's consolidated subsidiaries also includes SPE PR, LLC ("MVB-PR").

Through our professional services entities, which include Paladin Fraud and Trabian, we provide consulting solutions to assist Fintech and corporate clients in building digital products and meeting their fraud defense needs.

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance). In May 2023, we entered into an agreement with Flexia Payments, LLC ("Flexia," in which Edge Ventures owned a controlling interest), to facilitate the divestiture of our interests in the ongoing business of Flexia. Refer to Note 25 – Acquisitions and Divestitures.

We conduct a wide range of business activities through the Bank, primarily commercial and retail (“CoRe”) banking services, as well as Fintech banking.

CoRe Banking

We offer our customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks;
●	Safe deposit rental facilities;
●	Non-deposit investment services offered through an association with a broker-dealer; and
●	Insurance and investment services.

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

Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as presented through the Financial Accounting Statement Board's ("FASB") Accounting Standards Codification ("ASC") and with rules and interpretive guidance of the Security and Exchange Commission ("SEC"). All significant intercompany accounts and transactions have been eliminated in consolidated financial statements.

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

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of December 31, 2023, we hold three equity method investments. See Note 5 – Equity Method Investments for further information.

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based upon the best available information and actual results could differ from those estimates. An estimate that is particularly significant to the consolidated financial statements relates to the determination of the allowance for credit losses (“ACL”).

In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation.

We have evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash equivalents include cash on hand, non-interest and interest-bearing deposits with banks. Interest-bearing deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported in the consolidated statement of cash flows for loans, deposits and short-term borrowing transactions. As of December 31, 2023 and December 31, 2022 there was no restricted cash.

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

Our investment portfolio includes securities that are in an unrealized loss position as of December 31, 2023. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, the time frame securities have been in an unrealized loss position, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

When debt securities are in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Debt securities that do not meet the aforementioned criteria are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that an ACL exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected from the security is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income. Changes in the allowance are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Securities are charged-off against the ACL or, in the absence of any ACL, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2023 and 2022, the Bank holds $2.1 million and $10.0 million of stock, respectively, which is included in accrued interest receivable and other assets. The stock is bought from and sold to the FHLB based upon its $100 per share par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management for impairment. The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (i) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance; (iii) the impact of legislative and regulatory changes on the customer base of the FHLB; and (iv) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.

Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, no issues of liquidity are evident, new shares of FHLB stock continue to trade at the $100 per share par value and the FHLB has repurchased shares of excess capital stock from its members during 2023 and 2022.

Loans and Allowance for Credit Losses

Beginning January 2023, our methodology for determining the ACL is based on the requirements of ASC 326. Loans are stated at amortized cost basis reduced by an ACL. Loans are considered non-accrual when scheduled principal or interest payments are 90 days past due. Interest income on loans is recognized on an accrual basis. The ACL is maintained at a level deemed adequate to absorb forecasted losses over the remaining life of each loan within the portfolio. We consistently apply a quarterly loan review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which we evaluate the adequacy of the ACL, and is based upon periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are individually analyzed using either collateral based or cash flow based valuation methodology. The general component covers all loans that are not individually analyzed. These loans are measured on a collective basis and are pooled with other loans that share similar characteristics. Management has determined there to be several different portfolio segments sharing similar risk characteristics within the loan portfolio. Factors considered in this process include general loan terms, collateral and availability of historical data to support the analysis, with the initial segmentation based on Call Codes.

The ACL is calculated for each segment using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. The sub-prime automobile loan segment uses a remaining life methodology using straight-line amortization over the remaining life of the portfolio, due to unique characteristics of this pool. Through a loss driver analysis performed by a third-party vendor, a forecasting model that correlates specific economic factors with credit quality of each loan segment was developed. Peer bank data was identified and used in this process, as we did not have adequate quarterly loan data to analyze over the look-back period to 2007. After the third-party analyzed both historical peer loan data and various economic factors over the same look-back period, two economic variables, national GDP and national unemployment rate, were identified as showing the most correlation to the performance of the loans within each of the pooled segments. Within each loan segment forecast, these two economic variables are forecasted based on expected trends over a 12-month period, before reverting to the long-term average quarterly rate of each variable over the next 12-month period, then maintains this quarterly average for the life of the loan segment. The third-party vendor uses these variables to produce an estimated probability of default for each quarter period and, through a proprietary model, also calculates a loss given default factor to estimate overall losses. The vendor also prepares benchmark studies for prepayment and curtailment rate estimates for each loan segment, as well as recovery lag estimates. With all these factors combined, a forecasted allocation rate is produced for each loan segment.

Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the loss forecasting models. These factors are then added to the forecasted allocation percentages to get the adjusted factor to be applied to the pooled loans on a weighted basis. The following qualitative factors are analyzed:

●	Lending policies and procedures
●	Nature and volume of the portfolio

●	Experience and ability of lending management and staff
●	Volume and severity of problem credits
●	Conclusions of loan reviews, audits and exams
●	Value of the underlying collateral
●	Concentrations of credit and changes in the levels of such concentrations
●	Economic and business conditions & consumer sentiment
●	Other external factors

We analyze our loan portfolio each quarter to determine the appropriateness of our ACL.

A loan that has deteriorated and requires additional collection efforts by the Bank could warrant non-accrual status. A thorough review is presented to the Chief Credit Officer and/or the Special Assets Review Committee (“SARC”), as required with respect to any loan which is in a collection process and to make a determination as to whether the loan should be placed on non-accrual status. The placement of loans on non-accrual status is subject to applicable regulatory restrictions and guidelines. Generally, loans should be placed in non-accrual status when the loan reaches 90 days past due, when it becomes likely the borrower cannot or will not make scheduled principal or interest payments, when full repayment of principal and interest is not expected, or when the loan displays potential loss characteristics. Normally, all accrued interest is reversed against interest income when a loan is placed in non-accrual status, unless Management believes it is likely the accrued interest will be collected. Any payments subsequently received are applied to principal. To remove a loan from non-accrual status, all principal and interest due must be paid up to date and the Bank is reasonably sure of future satisfactory payment performance. Usually, this requires a six-month recent history of payments due. Removal of a loan from non-accrual status will require the approval of the Chief Credit Officer and/or SARC.

Loans are moved to individual analysis when, based on current information and events, the loan no longer exhibits similar risk characteristics as its pool, and we analyze the loan individually on a collateral or cash flow basis. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. We also separately evaluate consumer loans for individual analysis. Loans are identified individually by monitoring the delinquency status of the Bank’s portfolio. Once identified, the Bank’s ongoing communications with the borrower allow evaluation of the significance of the payment delays and the circumstances surrounding the loan and the borrower. When Bank management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

To estimate the liability for off-balance sheet credit exposures, management analyzes the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor, which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding.

Once the determination has been made that a loan is to be individually analyzed, the amount of potential credit loss is measured using one of two valuation methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (ii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from individual analysis status is made on a quarterly basis.

We defer loan origination and commitment fees and direct loan origination costs and the net amount is amortized as an adjustment of the related loan’s yield.

Loans Held-for-Sale

Loans originated or purchased with the intent to sell are designated as held-for-sale. Loans held-for-sale are carried at fair value, which is determined using quoted secondary market prices or investor commitments when possible. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost. Loans are occasionally transferred between the held-for-sale and held-for-investment classifications based on management’s intent and ability to hold or sell loan, which may be impacted by secondary market conditions, loan credit quality or other factors.

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

Fair Value Hedges

We entered into portfolio layer method fair value swaps, designated as hedging instruments, to mitigate the effect of changing interest rates on the fair values of certain designated fixed-rate loans and available-for-sale securities. This involves the receipt of variable amounts from a counterparty in exchange for us making fixed payments over the life of the agreements without the exchange of the underlying notional amount. Under the portfolio layer method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying values of the fair value swaps on the consolidated balance sheets are also adjusted through interest income and other comprehensive income, based on changes in fair value attributable to changes in the hedged risk.

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

Servicing Assets

Servicing assets are recorded when the Bank sells loans and retains the servicing on those loans. On a monthly basis, we track the amount of loans that are sold with servicing retained. We determine the servicing rights value, which is then recorded as an asset and amortized over the period of estimated net servicing revenues. The servicing assets are evaluated for impairment quarterly. Servicing loans for others generally consists of collecting payments from borrowers, maintaining escrow accounts, remitting payments to third party investors and, when necessary, foreclosure processing. Serviced loans are not included in the consolidated balance sheets. At December 31, 2023 and 2022, the value of servicing assets was $1.8 million and $1.6 million, respectively, and is included in accrued interest receivable and other assets in the consolidated balance sheets.

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

Foreclosed Assets Held for Resale

Foreclosed assets held for resale acquired in satisfaction of mortgage obligations and in foreclosure proceedings are recorded at fair value less estimated selling costs at the time of foreclosure, establishing a new cost basis, with any valuation adjustments charged to the ACL. In subsequent periods, foreclosed assets are recorded at the lower of cost or fair value less any costs to sell. Costs relating to improvement of the property are capitalized, while holding costs of the property are charged to other loan origination and maintenance expense in the period incurred. Subsequent declines in fair value and gains or losses on sale are recorded in other noninterest expense and included in accrued interest receivable and other assets in the consolidated balance sheet.

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

Interchange and debit card transaction fees are primarily comprised of interchange fees earned whenever the Bank’s debit and credit cards are processed through card payment networks. The Bank’s performance obligation for debit card and interchange income is generally satisfied, and the related revenue recognized, on a transactional basis. Payment is typically received immediately or in the following month. We also enter into interchange arrangements with minimum commitment fees. Minimum commitment fees are recognized ratably, until such time that minimum commitment fees are exceeded or expected to be exceeded.

Compliance and Consulting Income

Compliance and consulting income is comprised revenue generated by Paladin Fraud and Trabian. Paladin Fraud provides an extensive and customizable suite of fraud prevention services for merchants, credit agencies, Fintech companies and other vendors to help clients and partners defend against threats. Trabian provides consulting for the development of online and mobile banking platforms and digital products for Fintech companies. Paladin Fraud and Trabian account for a contract after it has been approved by all parties to the arrangement, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The services promised are then evaluated in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Paladin Fraud and Trabian's services included in our contracts are distinct from one another. The transaction price for each contract is determined based upon the consideration expected to be received for the distinct services being provided under the contract. Revenue is recognized as performance obligations are satisfied and the customer obtains control of the goods or services provided. In determining when performance obligations are satisfied, factors considered include contract terms, payment terms and whether there is an alternative future use of the product or service. Consulting engagements may vary in length and scope, but will generally include the review and/or preparation of regulatory filings, business plans, financial models and other risk management services to customers within financial industries. Revenue from consulting services is recognized on a pro rata basis based upon actual labor hours completed as compared to budgeted labor hours for the deliverable.

Other Operating Income

Other operating income is primarily comprised of ATM fees, wire transfer fees, travelers check fees, revenue streams such as safe deposit box rental fees and other miscellaneous service charges. ATM fees, wire transfer fees and travelers check fees are primarily generated when a Bank’s cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Bank determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks and other services. The Bank’s performance obligations for fees and other service charges are largely satisfied, and related revenue recognized, when the services are rendered. Payment is typically received immediately or in the following month. The Bank’s performance obligation for the gains and losses on sales of other real estate owned is satisfied, and the related revenue recognized, after each sale of other real estate owned is closed.

Stock-Based Compensation

Compensation cost is recognized for stock options, performance-based restricted stock units ("PRSUs") and restricted stock units (“RSUs”) issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, minimum pension liability and investment hedges, are reported as a separate component of the equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Income Taxes

The amount reflected as income taxes represents federal and state income taxes on financial statement income. Certain items of income and expense, primarily the provision for credit losses, allowance for losses on foreclosed assets held for resale, depreciation and accretion of discounts on investment securities are reported in different accounting periods for income tax purposes. We and the Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. Deferred tax assets and liabilities are the result of timing differences in recognition of revenue and expense for income tax and financial statement purposes. No deferred income tax valuation allowance is provided since it is more likely than not that realization of the deferred income tax asset will occur in future years.

We prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more likely than not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more likely than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more likely than not recognition threshold should be reversed in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, our federal and state income tax returns for taxable years through 2019 have been closed for purposes of examination by the federal and state taxing jurisdictions.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance. While our chief decision makers monitor the revenue streams of our various products and services, operations are managed and financial performance is evaluated on a company-wide basis. We have identified three reportable segments: CoRe Banking, Mortgage Banking and Financial Holding Company.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. As of December 31, 2023, all loans and other relevant financial instruments that referenced LIBOR have been transitioned to the SOFR.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact these changes may have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about a reporting entity's effect tax rate reconciliation as well as information on income taxes paid. Public business entities will be required to disclose additional information in specified categories with respect to the reconciliation of the effective tax rat to the statutory rate for federal, state, and foreign income taxes. The amendments also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. The amendments are effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact these changes may have on our consolidated financial statements.

Recently Adopted Accounting Pronouncement

In January 2023, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures all of which clarify codification and correct unintended application of the guidance. Collectively, upon adoption, these updates comprise Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses ("ASC 326"). The new guidance replaces the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an ACL. Purchased credit deteriorated (“PCD”) loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an ACL, with such allowance limited to the amount by which fair value is below amortized cost. We formed a cross-functional implementation team. This cross-functional team has completed testing the model and has executed the implementation plan, which included assessment and documentation of processes, internal controls and data sources; model testing and documentation; and system configuration, among other things. We completed the process of implementing a third-party vendor solution to assist us in the application of this standard. Adoption of this pronouncement resulted in an increase in the ACL as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.

In January 2023, we adopted ASC 326 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in a $10.0 million increase in the ACL, comprised of increases in the ACL for loans of $8.9 million and the ACL for unfunded commitments of $1.1 million, with $1.2 million of the increase reclassified from the amortized cost basis of PCD financial assets. This increase was offset by $2.1 million related to tax effect, resulting in a cumulative adjustment to retained earnings of $6.6 million. Results for reporting periods beginning January 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with the incurred loss model. See Note 3 – Loans and Allowance for Credit Losses for further information.

The ACL for the majority of the Bank's loans was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period. The Bank’s current ACL fluctuates over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.

We adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as purchased credit impaired (“PCI”). In accordance with the pronouncement, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As mentioned above, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $1.2 million to the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) is being accreted into interest income at a rate that approximates the effective interest rate beginning in January 2023. With regard to PCD assets, because we elected to disaggregate the former PCI pools and no longer consider these pools to be the unit of account, contractually delinquent PCD loans are now being reported as nonaccrual loans using the same criteria as other loans.

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

In June 2023, we adopted ASU 2022-01, Fair Value Hedging – Portfolio Layer Method, upon entering into an interest rate swap to hedge the fair value of fixed rate mortgages included in a closed portfolio for changes in the daily secured overnight financing rate ("SOFR") benchmark interest rate component of the mortgages. This ASU amends the guidance in ASU 2017-12 and expands what it now calls the portfolio layer method (previously the last-of-layer method) to allow entities to hedge multiple layers of a closed portfolio of assets. It also allows for the use of an amortizing notional swap when entering into a portfolio layer method hedge. Thus, an interest rate swap is considered a hedge of a single layer of the closed portfolio of fixed rate loans. We applied this ASU to the derivatives we entered into during 2023 as further described in Note 20 – Derivatives.

Note 2 – Investment Securities

Amortized cost and fair values of investment securities available-for-sale at December 31, 2023 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,003	$8	$(5,603)	$38,408
United States sponsored mortgage-backed securities	91,939	992	(10,549)	82,382
United States treasury securities	106,401	—	(6,045)	100,356
Municipal securities	118,065	—	(11,158)	106,907
Corporate debt securities	9,076	—	(134)	8,942
Other debt securities	7,500	—	—	7,500
Total debt securities	376,984	1,000	(33,489)	344,495
Other securities	780	—	—	780
Total investment securities available-for-sale	$377,764	$1,000	$(33,489)	$345,275

Amortized cost and fair values of investment securities available-for-sale at December 31, 2022 are summarized as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$51,436	$15	$(6,637)	$44,814
United States sponsored mortgage-backed securities	68,267	—	(11,696)	56,571
United States treasury securities	130,689	48	(9,828)	120,909
Municipal securities	157,842	2,412	(21,618)	138,636
Corporate debt securities	10,570	10	(20)	10,560
Other debt securities	7,500	—	—	7,500
Total debt securities	426,304	2,485	(49,799)	378,990
Other securities	824	—	—	824
Total investment securities available-for-sale	$427,128	$2,485	$(49,799)	$379,814

The following table summarizes amortized cost and fair values of debt securities by maturity:

	December 31, 2023
	Available for sale
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$4,785	$4,783
After one year, but within five years	112,009	105,897
After five years, but within ten years	41,860	37,866
After ten years	218,330	195,949
Total	$376,984	$344,495

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may repay sooner than scheduled.

Investment securities with a carrying value of $223.4 million and $91.3 million at December 31, 2023 and 2022, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of December 31, 2023, the details of which are included in the following table. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

Although these securities, if sold at December 31, 2023 would result in a pretax loss of $33.5 million, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL as of December 31, 2023.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of December 31, 2023 and December 31, 2022, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (25)	$316	$—	$34,619	$(5,603)
United States sponsored mortgage-backed securities (47)	—	—	50,345	(10,549)
United States treasury securities (23)	—	—	100,354	(6,045)
Municipal securities (216)	847	(10)	106,060	(11,148)
Corporate debt securities (7)	2,009	(67)	1,933	(67)
	$3,172	$(77)	$293,311	$(33,412)

(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (32)	$21,287	$(1,937)	$19,423	$(4,700)
United States sponsored mortgage-backed securities (51)	6,953	(852)	49,618	(10,844)
United States treasury securities (29)	11,936	(130)	102,092	(9,698)
Municipal securities (173)	65,930	(7,507)	41,184	(14,111)
Corporate securities (3)	2,380	(20)	—	—
	$108,486	$(10,446)	$212,317	$(39,353)

The following table summarizes the investment sales and related gains and losses in 2023, 2022 and 2021:

(Dollars in thousands)	2023	2022	2021
Proceeds from sales of available-for-sale securities	$54,531	$60,635	$146,011
Gains, gross	—	717	3,944
Losses, gross	(1,536)	(67)	(69)

Proceeds from sales of equity securities	$566	$1,356	$543
Gains, gross	25	158	5
Losses, gross	(294)	(214)	—

Unrealized holding gains (losses) on equity securities	$146	$(1,543)	$3,776
Note 3 – Loans and Allowance for Credit Losses
The components of loans in the Consolidated Balance Sheet at December 31, were as follows:

(Dollars in thousands)	2023	2022
Commercial:
Business	$797,100	$851,072
Real estate	670,584	632,839
Acquisition, development and construction	134,004	126,999
Total commercial	$1,601,688	$1,610,910
Residential real estate	672,547	606,970
Home equity lines of credit	14,531	18,734
Consumer	27,408	131,566
Total loans, excluding PCI	2,316,174	2,368,180
Purchased credit impaired loans:
Residential real estate	—	2,482
Total purchased credit impaired loans	$—	$2,482
Total loans	2,316,174	2,370,662
Deferred loan origination costs, net of fees	1,420	1,983
Loans receivable	$2,317,594	$2,372,645

Loans serviced for others are not included in the accompanying consolidated balance sheet. The amortized cost basis of loans serviced for others requiring recognition of a servicing asset were $184.3 million and $164.1 million at December 31, 2023 and 2022, respectively.

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments. With the adoption of ASC 326 in January 2023, we modified our loan portfolio segmentation to be based primarily on call report codes, which are levels at which we develop and document our systematic methodology to determine the ACL attributable to each respective portfolio segment. The ACL portfolio segments are aggregated into broader segments in order to present informative yet concise disclosures within this document, as follows:

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

Home equity lines of credit – This segment includes subsegments for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

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

Results for reporting periods beginning January 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with the incurred loss model.

The following table presents impaired loans by class segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of the periods shown:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(Dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2022
Commercial:
Business	$3,436	$1,253	$8,486	$11,922	$16,795
Real estate	1,240	222	546	1,786	1,891
Acquisition, development and construction	—	—	—	—	1,415
Total commercial	4,676	1,475	9,032	13,708	20,101
Residential	—	—	3,098	3,098	3,166
Home equity lines of credit	—	—	90	90	94
Consumer	1,347	268	4	1,351	1,351
Total impaired loans	$6,023	$1,743	$12,224	$18,247	$24,712

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended:

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis	Average Investment in Impaired Loans	Interest Income Recognized on Accrual Basis	Interest Income Recognized on Cash Basis
Commercial:
Business	$12,781	$8	$6	$7,701	$—	$—
Real estate	1,479	57	59	2,051	60	43
Acquisition, development and construction	273	—	—	344	—	—
Total commercial	14,533	65	65	10,096	60	43
Residential	6,952	15	15	5,992	15	14
Home equity lines of credit	149	—	—	81	—	—
Consumer	915	—	—	41	—	—
Total	$22,549	$80	$80	$16,210	$75	$57

As of December 31, 2023, the Bank’s other real estate owned balance totaled $0.8 million, all of which was related to two unrelated commercial loans from our acquisition of The First State Bank (“First State”) in 2020. As of December 31, 2023, there were no residential mortgages in the process of foreclosure.

As of December 31, 2022, there are ten loans collateralized by residential real estate property in the process of foreclosure. The total recorded investment in these loans was $2.1 million as of December 31, 2022. These loans are included in the table above and have no specific allowance allocated to them.

As of December 31, 2022, the Bank's other real estate owned balance totaled $1.2 million. The Bank held five foreclosed residential real estate properties, representing $0.2 million, or 16.7%, of the total balance of other real estate owned. The Bank held three commercial real estate properties representing $1.0 million or 83.3% of the total of other real estate owned.

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

Review of the appropriate risk grade is included in both the internal and external loan review process and on an ongoing basis. The Bank has an experienced credit department that continually reviews and assesses loans within the portfolio. The Bank engages an external consultant to conduct independent loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships with the intent of reviewing 40% to 45% of the Bank's commercial outstanding loan balances on an annual basis. The Bank's credit department compiles detailed reviews, including plans for resolution, on loans classified as Substandard on a quarterly basis.

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial business:
Risk rating:
Pass	$176,309	$251,265	$92,307	$64,964	$50,765	$90,355	$20,315	$—	$746,280
Special Mention	990	32,342	72	830	339	3,767	—	—	38,340
Substandard	368	988	521	—	4,640	1,436	—	—	7,953
Doubtful	—	2,022	839	264	—	1,402	—	—	4,527
Total commercial business loans	$177,667	$286,617	$93,739	$66,058	$55,744	$96,960	$20,315	$—	$797,100
Gross charge-offs	$—	$228	$1,250	$141	$—	$2,953	$—	$—	$4,572

Commercial real estate:
Risk rating:
Pass	$80,553	$149,189	$205,651	$11,952	$26,438	$101,322	$51,239	$—	$626,344
Special Mention	—	—	7,961	—	6,079	11,201	—	—	25,241
Substandard	—	—	—	—	—	18,999	—	—	18,999
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$80,553	$149,189	$213,612	$11,952	$32,517	$131,522	$51,239	$—	$670,584
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$6,546	$54,170	$29,535	$22,041	$—	$1,483	$4,823	$—	$118,598
Special Mention	—	—	14,652	—	—	—	—	—	14,652
Substandard	—	—	—	—	—	754	—	—	754
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$6,546	$54,170	$44,187	$22,041	$—	$2,237	$4,823	$—	$134,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Residential Real Estate:
Risk rating:
Pass	$33,867	$413,466	$96,413	$38,169	$7,306	$21,313	$50,815	$—	$661,349
Special Mention	—	—	—	4,224	414	708	—	—	5,346
Substandard	—	988	3,764	82	146	777	—	—	5,757
Doubtful	—	—	—	—	—	95	—	—	95
Total residential real estate loans	$33,867	$414,454	$100,177	$42,475	$7,866	$22,893	$50,815	$—	$672,547
Gross charge-offs	$—	$—	$—	$—	$19	$381	$—	$—	$400

Home equity lines of credit:
Risk rating:
Pass	$638	$3,798	$1,779	$1,192	$501	$3,084	$3,154	$—	$14,146
Special Mention	—	61	—	36	—	41	86	—	224
Substandard	—	83	—	78	—	—	—	—	161
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$638	$3,942	$1,779	$1,306	$501	$3,125	$3,240	$—	$14,531
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$2,275	$18,926	$5,753	$9	$28	$53	$20	$—	$27,064
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	20	266	58	—	—	—	—	—	344
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$2,295	$19,192	$5,811	$9	$28	$53	$20	$—	$27,408
Gross charge-offs	$1,144	$10,608	$1,753	$—	$—	$2	$—	$—	$13,507

Total:
Risk rating:
Pass	$300,188	$890,814	$431,438	$138,327	$85,038	$217,610	$130,366	$—	$2,193,781
Special Mention	990	32,403	22,685	5,090	6,832	15,717	86	—	83,803
Substandard	388	2,325	4,343	160	4,786	21,966	—	—	33,968
Doubtful	—	2,022	839	264	—	1,497	—	—	4,622
Total loans	$301,566	$927,564	$459,305	$143,841	$96,656	$256,790	$130,452	$—	$2,316,174
Gross charge-offs	$1,144	$10,836	$3,003	$141	$19	$3,336	$—	$—	$18,479

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

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
December 31, 2023
Commercial:
Business	$788,430	$4,728	$448	$3,494	$8,670	$797,100	$6,926	$—	$1,825	$—
Real estate	670,170	—	414	—	414	670,584	—	—	—	—
Acquisition, development and construction	134,004	—	—	—	—	134,004	754	—	754	—
Total commercial	1,592,604	4,728	862	3,494	9,084	1,601,688	7,680	—	2,579	—
Residential	670,539	1,671	337	—	2,008	672,547	82	—	—	—
Home equity lines of credit	14,522	9	—	—	9	14,531	161	—	—	—
Consumer	24,494	1,792	778	344	2,914	27,408	344	—	—	—
Total loans	$2,302,159	$8,200	$1,977	$3,838	$14,015	$2,316,174	$8,267	$—	$2,579	$—

The following table presents the aging of recorded investment in loans, including accruing and nonaccrual loans, as of the period shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing
December 31, 2022
Commercial:
Business	$850,112	$—	$960	$—	$960	$851,072	$7,528	$—
Real estate	632,839	—	—	—	—	632,839	—	—
Acquisition, development and construction	126,999	—	—	—	—	126,999	—	—
Total commercial	1,609,950	—	960	—	960	1,610,910	7,528	—
Residential	606,554	1,820	1,078	—	2,898	609,452	2,196	—
Home equity lines of credit	18,131	603	—	—	603	18,734	90	—
Consumer	120,504	6,848	2,867	1,347	11,062	131,566	1,351	—
Total loans	$2,355,139	$9,271	$4,905	$1,347	$15,523	$2,370,662	$11,165	$—

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

At December 31, 2023 and 2022, individually analyzed loans totaled $11.8 million and $18.2 million, respectively. A portion of the ACL of $1.9 million and $1.7 million was allocated to cover any loss in these loans at December 31, 2023 and 2022, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
December 31, 2023
Commercial
Business	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—	—	—
Total commercial	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Residential	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	344	—	—	—	344	60
Total	$424	$2,621	$—	$452	$1,037	$4,534	$1,643

Collateral value	$301	$2,040	$—	$906	$320	$3,567

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at December 31, 2023 and December 31, 2022.

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

The release of allowance related to unfunded commitments was $0.6 million for the year ended December 31, 2023 and immaterial for the years ended December 31, 2022 and 2021, respectively.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Provision (release of allowance) for credit losses	2,954	71	322	3,347	(541)	(33)	(4,091)	(1,318)
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Charge-offs	(4,572)	—	—	(4,572)	(400)	—	(13,507)	(18,479)
Recoveries	194	2	—	196	77	4	8,908	9,185
ACL balance at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL, prior to adoption of ASC 326, at December 31, 2021	$8,027	$5,091	$982	$14,100	$1,492	$128	$2,546	$18,266
Provision (release of allowance) for credit losses	3,546	486	82	4,114	1,472	(4)	8,612	14,194
Charge-offs	(2,858)	—	—	(2,858)	(84)	—	(12,241)	(15,183)
Recoveries	56	127	—	183	—	7	6,370	6,560
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Individually evaluated for impairment	$1,253	$222	$—	$1,475	$—	$—	$268	$1,743
Collectively evaluated for impairment	$7,518	$5,482	$1,064	$14,064	$2,880	$131	$5,019	$22,094

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
ALL, prior to adoption of ASC 326, at December 31, 2020	$12,193	$9,079	$2,761	$24,033	$1,462	$298	$51	$25,844
Provision (release of allowance) for credit losses	(3,113)	(3,905)	(1,779)	(8,797)	35	(194)	2,681	(6,275)
Charge-offs	(1,284)	(83)	—	(1,367)	(5)	—	(247)	(1,619)
Recoveries	231	—	—	231	—	24	61	316
ALL, prior to adoption of ASC 326, at December 31, 2021	$8,027	$5,091	$982	$14,100	$1,492	$128	$2,546	$18,266
Individually evaluated for impairment	$232	$243	$—	$475	$—	$—	$—	$475
Collectively evaluated for impairment	$7,795	$4,848	$982	$13,625	$1,492	$128	$2,546	$17,791

The following table summarizes the primary segments of the loan portfolio as of the period shown:

	Commercial
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial	Residential	Home Equity Lines of Credit	Consumer	Total
December 31, 2022
Individually evaluated for impairment	$10,451	$1,365	$—	$11,816	$2,603	$90	$1,351	$15,860
Collectively evaluated for impairment	840,621	631,474	126,999	1,599,094	606,849	18,644	130,215	2,354,802
Total loans	$851,072	$632,839	$126,999	$1,610,910	$609,452	$18,734	$131,566	$2,370,662

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

The following tables summarize the amortized cost basis of loans that were modified during the twelve months ended December 31, 2023:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
December 31, 2023
Commercial
Business	$—	$8,535	$—	$—	$8,535	1%
Real estate	—	11,201	1,702	—	12,903	2%
Acquisition, development and construction	—	—	754	—	754	1%
Total commercial	—	19,736	2,456	—	22,192	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$19,736	$2,456	$—	$22,192	1%

The above table presents the amortized cost basis of loans at December 31, 2023 that were experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable. 18 loans to 17 borrowers received payment delay modifications in the twelve months ended December 31, 2023, including one secured by commercial office real estate totaling $11.2 million, one commercial loan secured by accounts receivable totaling $0.2 million, and 16 commercial loans with government guarantees totaling $8.3 million.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the period shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
December 31, 2023
Commercial
Business	$1,702	$418	$3,370	$5,490
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	1,702	418	3,370	5,490
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$1,702	$418	$3,370	$5,490

As of December 31, 2023, there are eight modified loans past due, with an amortized costs basis of $5.5 million. Of the eight modified loans past due, three are commercial notes to a single borrower totaling $1.7 million secured by equipment and five commercial notes with government guarantees totaling $3.8 million. All eight of these notes are considered non-accrual as of December 31, 2023.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
December 31, 2023
Commercial
Business	$—	$2,634	$—	$—	$2,634
Real estate	—	—	—	—	—
Total commercial	—	2,634	—	—	2,634
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,634	$—	$—	$2,634

As of December 31, 2023, there are two modified loans that has defaulted, with an amortized costs basis of $2.6 million. These loans are commercial notes with government guarantees and both are considered non-accrual as of December 31, 2023. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Troubled Debt Restructurings

Results for reporting periods beginning January 2023 are presented under ASC 326, which eliminated the accounting guidance for TDRs, while prior period amounts continue to be reported in accordance with the TDR model.

At December 31, 2022, the Bank had specific reserve allocations for TDRs of $0.4 million. Loans considered to be troubled debt restructured loans totaled $10.4 million as of December 31, 2022. Of the total, $4.7 million, represent accruing troubled debt restructured loans and represent 45% of total impaired loans. As of December 31, 2022, $5.7 million represents nine loans to seven borrowers that have defaulted under the restructured terms. The largest of these loans is a $1.9 million restructured commercial loan to a company previously dependent on the coal industry, which is now structured as an unsecured loan. Three of these loans to an unrelated borrower, totaling $3.1 million, are restructured equipment loans to a borrower in the coal industry, which was provided extended interest-only terms to allow time for the collateral equipment to be sold. There is a commercial loan totaling $0.5 million secured by government lease payments that previously defaulted and is now making restructured payments. The four remaining unrelated borrowers have a single loan each, totaling $0.2 million. These borrowers have experienced continued financial difficulty and are considered non-performing loans as of December 31, 2022.

During the year ended December 31, 2023, no restructured loans defaulted under their modified terms that were not already classified as non-performing for having previously defaulted under their modified terms.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment at December 31,:

(Dollars in thousands)	2023	2022
Land	$3,465	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	18,300	17,549
Software	7,140	6,019
Construction in progress	45	508
Leasehold improvements	2,836	2,836
	45,179	43,770
Accumulated depreciation	(24,251)	(20,140)
Premises and equipment, net	$20,928	$23,630

Depreciation expense totaled $4.6 million, $4.4 million and $3.3 million for 2023, 2022 and 2021, respectively.

We lease certain premises and equipment under operating and finance leases. At December 31, 2023, we had lease liabilities totaling $14.0 million and right-of-use assets totaling $12.9 million, substantially all of which was related to operating leases. At December 31, 2023, the weighted-average remaining lease term for operating leases was 10.5 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.1%.

At December 31, 2022, we had lease liabilities totaling $15.0 million and right-of-use assets totaling $13.9 million, substantially all of which was related to operating leases. At December 31, 2022, the weighted-average remaining lease term for operating leases was 11.6 years, and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.0%.

Lease liabilities and right-of-use assets are reflected in accrued interest payable and other liabilities and accrued interest receivable and other assets, respectively.

The following shows lease costs for the years ended:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Amortization of right-of-use assets, finance leases	$10	$57
Operating lease cost	1,795	1,781
Short-term lease cost	8	32
Variable lease cost	38	38
Total lease cost	$1,851	$1,908

There were no sale and leaseback transactions, leveraged leases or lease transactions with related parties during the year ended December 31, 2023.

For operating leases with initial or remaining terms of one year or more as of December 31, 2023, the following table presents future minimum payments for the twelve month periods ended December 31:

(Dollars in thousands)	Operating Leases
2024	$1,793
2025	1,738
2026	1,611
2027	1,641
2028	1,629
2029 and thereafter	8,320
Total future minimum lease payments	$16,732
Less: Amounts representing interest	(2,698)
Present value of net future minimum lease payments	$14,034

There are no material future minimum payments on finance leases as of December 31, 2023.

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

Under the income test, our proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10% for the year ended December 31, 2023, accordingly, we are required to provide summarized income statement information for all investees for all periods presented. There were no equity method investments which met any of the applicable thresholds for reporting Rule 3-09 for reporting separate financial statements as of the year ended December 31, 2023.

Our equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for changes due to our share of the entities' earnings.

ICM

The following table provides summarized income statement information for ICM for the years ended December 31, 2023 and 2022:

	December 31,
(Dollars in thousands)	2023	2022	2021
Total revenues	$39,283	$67,207	$153,549
Net income (loss)	(9,418)	343	41,381

Gain on loans sold	22,782	44,921	150,896
Gain (loss) on loans held for sale	457	(2,834)	(10,223)
Volume of loans sold	1,353,410	2,325,709	5,326,757

Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment, which had a carrying value of $21.6 million at December 31, 2023, is accounted for as an equity method investment. Our share of net loss and net income from our investment in ICM was $3.8 million and $16.4 million for the years ended December 31, 2023 and 2021, respectively. Our share of net income for the year ended December 31, 2022 was not material. As of December 31, 2023 and 2022, the locked mortgage pipeline was $439.0 million and $678.3 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

(Dollars in thousands)	2023
Total revenues	$143,784
Net income	7,234

Gain on loans sold	37,218
Gain on loans held for sale	8,210
Volume of loans sold	1,370,313

In October 2022, we acquired a 37.5% interest in Warp Speed and accounted for our ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. It was determined that our ownership percentage of Warp Speed provides that we have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $52.7 million at December 31, 2023, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income for the year ended December 31, 2023 totaled $2.7 million. As of December 31, 2023, the mortgage pipeline was $267.8 million.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment, which had a carrying value of $1.5 million at December 31, 2023, is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the twelve months ended December 31, 2023 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rule 10-01(b)(1) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. ("Socure"). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in total.

Note 6 – Deposits

Deposits at December 31, were as follows:

(Dollars in thousands)	2023	2022
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,197,272	$1,231,544
NOW	538,444	720,062
Savings and money markets	571,299	284,459
Time deposits, including CDs and IRAs	594,461	334,417
Total deposits	$2,901,476	$2,570,482

Time deposits that meet or exceed the FDIC insurance limit	$3,150	$4,386

Maturities of time deposits at December 31, 2023 were as follows (dollars in thousands):

2024	$426,024
2025	72,690
2026	478
2027	17,226
2028	78,019
Thereafter	24
Total	$594,461
As of December 31, 2023, overdrawn deposit accounts totaling $3.8 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the FHLB of Pittsburgh, Pennsylvania. As of December 31, 2023, the Bank's maximum borrowing capacity with the FHLB was $712.9 million and the remaining borrowing capacity was $699.8 million, with the difference being deposit letters of credit of $11.9 million and credit enhancement recourse obligations related to the master commitments through the FHLB's Mortgage Partnership Finance program of $1.2 million.

Short-term borrowings

As of December 31, 2023, the Bank had no short-term borrowings with the FHLB or Federal Reserve Bank and no Fed Funds purchased outstanding. As of December 31, 2022, the Bank had $102.3 million short-term borrowings with the FHLB and no borrowings with the Federal Reserve Bank or Fed Funds purchased outstanding.

Information related to short-term borrowings is summarized as follows:

(Dollars in thousands)	2023	2022
Balance at end of year	$—	$102,333
Average balance during the year	17,542	15,494
Maximum month-end balance	—	102,333
Weighted-average rate during the year	5.07%	2.82%
Weighted-average rate at December 31	—%	4.45%

Long-term borrowings

As of December 31, 2023 and December 31, 2022, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

All of our repurchase agreements were overnight agreements at December 31, 2023 and December 31, 2022. These borrowings were collateralized with investment securities with a carrying value of $4.9 million and $10.4 million at December 31, 2023 and December 31, 2022, respectively, and were comprised of Mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Information related to repurchase agreements is summarized as follows:

(Dollars in thousands)	2023	2022
Balance at end of year	$4,821	$10,037
Average balance during the year	5,662	10,987
Maximum month-end balance	10,041	12,680
Weighted-average rate during the year	0.02%	0.05%
Weighted-average rate at December 31	0.01%	0.06%

Subordinated Debt

Information related to subordinated debt is summarized as follows:

(Dollars in thousands)	2023	2022
Balance at end of year	$73,540	$73,286
Average balance during the year	73,415	73,159
Maximum month-end balance	73,540	73,286
Weighted-average rate during the year	4.38%	4.20%
Weighted-average rate at December 31	4.02%	3.97%

In September 2021, we completed the private placement of $30 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a 10-year term, maturing October 1, 2031, and will bear interest at a fixed rate of 3.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR, plus 254 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

In November 2020, we completed the private placement of $40 million fixed-to-floating rate subordinated notes to certain qualified institutional investors. These notes are unsecured and have a ten-year term, maturing December 1, 2030, and will bear interest at a fixed rate of 4.25%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate, which is Three-Month Term SOFR, plus 401 basis points, payable quarterly in arrears. These notes have been structured to qualify as Tier 2 capital for regulatory capital purposes.

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

We recognized interest expense on our subordinated debt of $3.2 million, $3.1 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Senior term loan

Information related to senior term loan is summarized as follows:

(Dollars in thousands)	2023	2022
Balance at end of year	$6,786	$9,765
Average balance during the year	9,007	2,328
Maximum month-end balance	9,768	9,886
Weighted-average rate during the year	8.50%	7.00%
Rate at December 31	8.76%	7.44%

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
We recognized interest expense on our senior term loan of $0.8 million, $0.2 million, and none for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 8 – Commitments and Contingent Liabilities

Commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of December 31, 2023 and December 31, 2022, the liability for unfunded commitments related to loans held for investment was $1.0 million and $0.5 million, respectively.

Total contractual amounts of the commitments as of December 31, were as follows:

(Dollars in thousands)	2023	2022
Available on lines of credit	$363,452	$495,618
Stand-by letters of credit	36,826	17,153
Other loan commitments	16,788	14,901
	$417,066	$527,672
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

Note 9 – Income Taxes

The provisions for income taxes for the years ended December 31, were as follows:

(Dollars in thousands)	2023	2022	2021
Current:
Federal	$6,707	$6,607	$3,332
State	1,315	1,152	421
	$8,022	$7,759	$3,753
Deferred:
Federal	$8	$(3,056)	$5,159
State	89	(575)	970
	97	(3,631)	6,129
Income tax expense	$8,119	$4,128	$9,882

Following is a reconciliation of income taxes at federal statutory rates to recorded income taxes for the year ended December 31:

	2023		2022		2021
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Income tax at federal statutory rate	$8,217	21.0%	$3,889	21.0%	$10,201	21.0%
Tax effect of:
State income taxes, net of federal income taxes	1,109	2.8%	456	2.5%	1,099	2.2%
Tax exempt earnings	(941)	(2.4)%	(1,596)	(8.6)%	(1,460)	(3.0)%
Other	(266)	(0.6)%	1,379	7.4%	42	0.1%
	$8,119	20.8%	$4,128	22.3%	$9,882	20.3%

Deferred income tax assets and liabilities were comprised of the following at December 31:

(Dollars in thousands)	2023	2022
Gross deferred tax assets:
Allowance for credit losses	$5,589	$5,849
Minimum pension liability	955	991
Research and development	2,035	—
Stock-based compensation	976	1,097
SERP	327	317
Unrealized loss on securities available-for-sale	7,892	11,024
Lease liabilities	3,402	3,611
Other	828	364
Total gross deferred tax assets	22,004	23,253

Gross deferred tax liabilities:
Depreciation	(1,197)	(1,726)
Pension	(1,091)	(1,062)
Unrealized gain on securities available-for-sale	—	(80)
Holding gain on equity securities	(3,976)	(3,969)
Equity method investment	(2,136)	(2,220)
Goodwill	(107)	(110)
Right-of-use assets	(3,163)	(3,383)
Other	(597)	(264)
Total gross deferred tax liabilities	(12,267)	(12,814)

Net deferred tax assets	$9,737	$10,439

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

(Dollars in thousands)	Balance at Beginning of Year	Borrowings, net of participations	Executive Officer and Director Retirements	Repayments	Balance at End of Year
December 31, 2023	$33,433	$866,011	$—	$(877,072)	$22,372

December 31, 2022	$27,606	$221,825	$(998)	$(215,000)	$33,433

We held related party deposits of $256.0 million and $112.5 million at December 31, 2023 and December 31, 2022, respectively.

In January 2022, the MVB Bank Inc. Board of Directors approved a $35.0 million line of credit to BillGO, Inc. a related party of the Bank. As of December 31, 2023 the line of credit to BillGO, Inc. has been closed. Interest income on the line of credit totaled $0.3 million and $0.2 million for December 31, 2023 and December 31, 2022, respectively. Issuing sponsorship income generated during the year from contracts with BillGO, Inc. totaled $0.3 million for both December 31, 2023 and December 31, 2022.

In October 2022, we acquired an interest in Warp Speed and account for our ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. As part of the purchase, we are able to designate two out of seven directors to the board of directors of Warp Speed. We purchase loan participations from CalCon Mutual Mortgage LLC, a subsidiary of Warp Speed. As of December 31, 2023 and December 31, 2022, loans purchased from CalCon had an outstanding balance of $46.0 million and $39.1 million. Interest income recognized on these participations was $2.2 million and $0.9 million for the years ended December 31, 2023 and December 31, 2022.

We account for our ownership interests in ICM as an equity method investment and purchase loan participations from ICM. As of December 31, 2023 and December 31, 2022, loans purchased from ICM had an outstanding balance of $564.8 million and $572.7 million.

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

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group ("PMG") is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments of $10 thousand. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.4 million and $1.3 million at December 31, 2023 and 2022, respectively. Service costs were not material for any periods covered by this report. In February 2024, the SERP was terminated. Within the agreement, there is a one year provision for payment delay, as such the $1.8 million obligation is scheduled to be paid in February 2025.

Net periodic pension income was $0.1 million in 2023. Net periodic pension expense was $0.3 million and $0.3 million in 2022 and 2021 respectively.

Information pertaining to the activity in our defined benefit plan, using the latest available actuarial valuations with a measurement date of December 31, 2023 and 2022 is as follows:

(Dollars in thousands)	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$8,829	$12,230
Interest cost	450	341
Actuarial loss	97	160
Assumption changes	251	(3,584)
Benefits paid	(341)	(318)
Benefit obligation at end of year	$9,286	$8,829

Change in plan assets:
Fair value of plan assets at beginning of year	$9,283	$11,591
Actual return gain (loss) on plan assets	1,064	(1,990)
Benefits paid	(341)	(318)
Fair value of plan assets at end of year	$10,006	$9,283

Funded status	$720	$454
Unrecognized net actuarial loss	3,943	4,120
Prepaid pension cost recognized	$4,663	$4,574

Accumulated benefit obligation	$9,286	$8,829

At December 31, 2023, 2022 and 2021, the weighted-average assumptions used to determine the benefit obligation are as follows:

	2023	2022	2021
Discount rate	5.01%	5.23%	2.83%
Rate of compensation increase	n/a	n/a	n/a

The components of net periodic pension cost (income) are as follows:

(Dollars in thousands)	2023	2022	2021
Interest cost	$450	$341	$313
Expected return on plan assets	(655)	(669)	(689)
Amortization of net actuarial loss	117	429	507
Net periodic pension cost (income)	$(88)	$101	$131

For the years December 31, 2023, 2022 and 2021, the weighted-average assumptions used to determine net periodic pension cost (income) are as follows:

	2023	2022	2021
Discount rate	5.01%	5.23%	2.83%
Expected long-term rate of return on plan assets	5.75%	6.00%	6.75%
Rate of compensation increase	n/a	n/a	n/a

Our pension plan asset allocations at December 31, 2023 and 2022 are as follows:

	2023	2022
Plan Assets
Cash	5%	7%
Fixed income	30%	28%
Alternative investments	12%	13%
Domestic equities	31%	26%
Foreign equities	21%	22%
Real estate investment trusts	1%	4%
Total	100%	100%

The following table sets forth by level within the fair value hierarchy, as defined in Note 19 – Fair Value Measurements, the Pension Plan’s assets at fair value as of December 31, 2023:

(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
Cash	$500	$—	$—	$500
Fixed income	3,002	—	—	3,002
Alternative investments	—	—	1,201	1,201
Domestic equities	3,102	—	—	3,102
Foreign equities	2,101	—	—	2,101

Total	$8,705	$—	$1,201	$9,906

Investments reported at net asset value[1]				100
Total assets at fair value				$10,006
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

The following table includes our best estimate of the plan contribution for next fiscal year and the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

(Dollars in thousands)	Cash Flow
Contributions for the period of January 1, 2024 through December 31, 2024	$—

Estimated future benefit payments reflecting expected future service
2024	$433
2025	$466
2026	$554
2027	$560
2028	$575
2029 through 2033	$2,884

Note 12 – Goodwill and Other Intangible Assets

The table below summarizes the changes in carrying amounts of goodwill and other intangibles, including core deposit intangibles, for the periods presented:

		Intangibles
(Dollars in thousands)	Goodwill	Gross	Accumulated Amortization	Net
Balance at January 1, 2023	$3,988	$3,820	$(2,189)	$1,631
Reduction of goodwill and intangibles resulting from sale of Chartwell	(1,150)	(3,220)	2,133	(1,087)
Amortization expense	—	—	(192)	(192)
Balance at December 31, 2023	$2,838	$600	$(248)	$352

Balance at January 1, 2022	$3,988	$3,820	$(1,504)	$2,316
Amortization expense	—	—	(685)	(685)
Balance at December 31, 2022[1]	$3,988	$3,820	$(2,189)	$1,631

Balance at January 1, 2021	$2,350	$3,941	$(1,541)	$2,400
Goodwill and intangibles resulting from Trabian acquisition	1,638	600	—	600
Reduction of intangibles from sale of branches to Summit	—	(721)	721	—
Amortization expense	—	—	(684)	(684)
Balance at December 31, 2021	$3,988	$3,820	$(1,504)	$2,316
1 Includes $1.2 million of goodwill and $1.1 million of intangibles included under assets from discontinued operations on the balance sheet as of December 31, 2022.

Goodwill represents the excess of the purchase price over the fair value of acquired net assets under the acquisition method of accounting. The intangibles resulting from the Trabian acquisition are related to their customer relationships and trade name. These items are amortized over four years and 10 years, respectively.

The table below presents estimated amortization expense for our other intangible assets (dollars in thousands):

2024	$90
2025	53
2026	40
2027	40
2028	40
Thereafter	89
$352

Our assessment of qualitative factors determined that it is not more likely than not that the fair value of each reporting unit is less than its carrying amount and therefore, goodwill is not impaired as of December 31, 2023 and 2022. We have not identified any triggering events since the impairment evaluation that would indicate potential impairment.

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

Note 14 – Stock-Based Compensation

The MVB Financial Corp. Incentive Stock Plan (the “Plan”) provides for the issuance of stock options, restricted stock awards and RSUs to selected employees and directors. On April 4, 2022, the Board of Directors adopted the MVB Financial Corp 2022 Incentive Plan (the “2022 Plan”), which was approved by the shareholders at the annual meeting dated, May 17, 2022. The 2022 Plan replaces the MVB Financial Corp. 2013 Stock Incentive Plan (the “2013 Plan”) and provides for 975,000 shares authorized for grant which includes the number of shares reserved for issuance under the 2013 Plan that remained available for grant thereunder as of the date of Board approval of the 2022 Plan. As of December 31, 2023, 637,526 shares remain available for issuance.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized as salary and employee benefit cost based upon the fair value of the instruments on the date of the grant. The amount that we recognized in stock-based compensation expense related to the issuance of stock options and RSUs is presented in the following table:

(Dollars in thousands)	2023	2022	2021
Stock Options	$435	$501	$832
RSUs	2,223	2,299	1,802
Total stock-based compensation expense	$2,658	$2,800	$2,634

Proceeds from stock options exercised were $0.6 million, $2.1 million and $4.9 million during 2023, 2022 and 2021, respectively. During 2023, 2022 and 2021, certain options were exercised in broker-assisted cashless transactions. Shares were forfeited related to exercise price and related tax obligations and we paid tax authorities amounts due resulting in a net cash outflow.

Stock Options

Under the provisions of the Plan, the option price per share shall not be less than the fair market value of the common stock on the grant date. Generally, options granted vest in three to five years and expire 10 years from the grant date.

The following summarizes stock options as of and for the year ended December 31, 2023:

	2023
	Number of Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	942,543	$16.53
Granted	73,532	20.94
Exercised	107,500	15.96
Forfeited	12,850	25.25
Expired	4,980	22.43

Outstanding at end of year	890,745	$16.80

Exercisable at end of year	757,219	$15.79

Weighted-average fair value of options granted during 2023		$7.17
Weighted-average fair value of options granted during 2022		$14.94
Weighted-average fair value of options granted during 2021		$10.61

The intrinsic value of options exercised during 2023, 2022 and 2021 was $0.6 million, $3.5 million and $8.0 million, respectively.

The fair value for the options was estimated at the grant date using a Black-Scholes option-pricing model with the following inputs:

	2023	2022	2021
Average risk-free interest rates	4.06%	2.23%	1.27%
Weighted-average life (years)	7	7	7
Expected volatility	42.4%	41.2%	41.2%
Expected dividend yield	3.07%	1.58%	1.08%

The following summarizes information related to the total outstanding and exercisable stock options at December 31, 2023:

Options Outstanding				Options Exercisable
Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life	Total Options	Weighted-Average Exercise Price	Intrinsic Value (in millions)	Weighted-Average Remaining Life
890,745	$16.80	$5.6	4.07	757,219	$15.79	$5.3	3.36

At December 31, 2023, total unrecognized pre-tax compensation expense related to unvested stock options outstanding was $0.8 million. This cost is expected to be recognized over a weighted-average period of 2.5 years. For the year ended December 31, 2023, the fair value of stock options vested was $0.5 million.

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

We granted 224,364 RSUs in 2023, 137,274 of which were time-based awards and 87,090 of which were performance-based awards. Time-based RSUs granted in 2023 generally vest in three equal installments over a three-year period, with the exception of time-based grants to members of the Board of Directors, which vest over a one-year period. Performance-based RSUs vest in one installment at the end of three years, based on set criteria.

A summary of the activity for our RSUs for the period indicated is presented in the following table:

	2023
	Shares	Weighted-Average Grant Date Fair Value
Balance at beginning of year	247,557	$26.39
Granted	224,364	17.42
Vested	(130,402)	20.28
Forfeited	(57,864)	18.58
Balance at end of year	283,655	$23.44

Weighted-average fair value of RSUs granted during 2023		$17.42
Weighted-average fair value of RSUs granted during 2022		$38.04
Weighted-average fair value of RSUs granted during 2021		$40.95

At December 31, 2023, based on RSU awards outstanding at that time, the total unrecognized pre-tax compensation expense related to unvested RSU awards was $3.5 million. This cost is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2023, the fair value of RSU awards vested during the year was $2.5 million.

Subsidiary Equity Plan

In December 2021, Victor's Board of Directors approved the Victor Technologies, Inc. 2021 Incentive Plan (the “2021 Victor LTI Plan”) which is an incentive plan denominated in Victor’s common shares. The 2021 Victor LTI Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards and restricted stock units to selected employees and directors. Effective October 2023, the maximum number of shares that may be issued under the plan was amended to 3.0 million shares from 5.0 million. As of December 31, 2023, 1.7 million shares remain available for issuance.

During 2023, Victor issued a total of 201,999 options to employees and non-employees at an average exercise price of $0.29 per share. The options have a ten-year term and will vest over a three-year period, so long as the optionees remain employed by Victor.

During 2023, 372,331 shares vested and 9,999 shares were forfeited at an average exercise price of $0.29.
At December 31, 2023, the unrecognized compensation expense related to 636,698 nonvested stock options was not material.

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

	For the years ended
	December 31,
(Dollars in thousands except shares and per share data)	2023	2022	2021
Numerator for earnings per share:
Net income from continuing operations	$22,224	$11,734	$37,838
Net loss attributable to noncontrolling interest	226	660	425
Dividends on preferred stock	—	—	(35)
Net income available to common shareholders from continuing operations	22,450	12,394	38,228
Net income from discontinued operations available to common shareholders - basic and diluted	8,782	2,653	858
Net income available to common shareholders	$31,232	$15,047	$39,086

Denominator:
Weighted-average shares outstanding - basic	12,694,206	12,279,462	11,778,557
Effect of dilutive stock options and restricted stock units	303,126	591,272	835,063
Weighted-average shares outstanding - diluted	12,997,332	12,870,734	12,613,620

Earnings per share from continuing operations - basic	$1.77	$1.01	$3.25
Earnings per share from discontinued operations - basic	$0.69	$0.22	$0.07
Earnings per common share - basic	$2.46	$1.23	$3.32
Earnings per share from continuing operations - diluted	$1.72	$0.96	$3.03
Earnings per share from discontinued operations - diluted	$0.68	$0.21	$0.07
Earnings per common share - diluted	$2.40	$1.17	$3.10

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	364,105	113,427	93,895

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of capital. The optional community bank leverage ratio ("CBLR") framework, which is issued through interagency guidance, intends to provide a simple alternative measure of capital adequacy for electing qualifying depository institutions as directed under the EGRRCPA. Under the CBLR, if a qualifying depository institution elects to use such measure, such institutions will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds a 9% threshold, subject to a limited two quarter grace period, during which the leverage ratio cannot go 100 basis points below the then applicable threshold, and will not be required to calculate and report risk-based capital ratios. As of December 31, 2023 and 2022, we and the Bank met all capital adequacy requirements to which they are subject.

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

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Community Bank leverage ratio
Subsidiary bank	$348,760	10.5%	$264,484	8.0%	$297,544	9.0%

As of December 31, 2022
Community Bank leverage ratio
Subsidiary bank	$307,936	9.8%	$250,675	8.0%	$282,010	9.0%

Note 17 – Regulatory Restriction on Dividends

The approval of the regulatory agencies is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s net profits, as defined, for that year combined with its retained net profits for the preceding two calendar years.

Note 18 – Fair Value of Financial Instruments

The carrying values and estimated fair values of financial instruments are summarized as follows:

Fair Value Measurements at:

(Dollars in thousands)		Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
December 31, 2023
Financial Assets:
Cash and cash equivalents		$398,229	$398,229	$398,229	$—	$—
Securities available-for-sale		345,275	345,275	—	319,530	25,745
Equity securities		41,086	41,086	3,590	—	37,496
Loans held-for-sale		629	629	—	629	—
Loans receivable, net		2,295,470	2,230,279	—	—	2,230,279
Servicing assets	0	1,768	1,799	—	—	1,799
Interest rate swaps		6,249	6,249	—	6,249	—
Accrued interest receivable		15,267	15,267	—	2,836	12,431
FHLB Stock		2,094	2,094	—	2,094	—
Bank-owned life insurance		44,287	44,287	—	44,287	—
Embedded derivative		648	648	—	—	648

Financial Liabilities:
Deposits		$2,901,476	$2,587,246	$—	$2,587,246	$—
Repurchase Agreements		4,821	4,821	—	4,821	—
Interest rate swaps		6,249	6,249	—	6,249	—
Fair value hedge		6,111	6,111	—	6,111	—
Accrued interest payable		2,385	2,385	—	2,385	—
Senior term loan		6,786	6,786	—	6,786	—
Subordinated debt		73,540	57,234	—	57,234	—

December 31, 2022
Financial assets:
Cash and cash equivalents		$40,280	$40,280	$40,280	$—	$—
Securities available-for-sale		379,814	379,814	—	344,471	35,343
Equity securities		38,744	38,744	5,382	—	33,362
Loans held-for-sale		23,126	24,898	—	24,898	—
Loans receivable, net		2,348,808	2,285,427	—	—	2,285,427
Servicing rights		1,616	1,634	—	—	1,634
Interest rate swaps		8,427	8,427	—	8,427	—
Accrued interest receivable		12,617	12,617	—	2,778	9,839
Bank-owned life insurance		43,239	43,239	—	43,239	—
Embedded derivative		787	787	—	—	787

Financial liabilities:
Deposits		$2,570,482	$2,226,037	$—	$2,226,037	$—
Repurchase agreements		10,037	10,037	—	10,037	—
FHLB and other borrowings		102,333	102,006	—	102,006	—
Fair value hedges		572	572	—	572
Interest rate swaps		8,427	8,427	—	8,427	—
Accrued interest payable		2,558	2,558	—	2,558	—
Senior term loan		9,765	9,765	—	9,765	—
Subordinated debt		73,286	64,330	—	64,330	—

Note 19 – Fair Value Measurements

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time of our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

Assets Measured on a Recurring Basis

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following measurements are made on a recurring basis.

Available-for-sale investment securities — Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds,
United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the year ended December 31, 2023. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities — Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the year ended December 31, 2023. Valuation techniques are consistent with techniques used in prior periods.

Loans held-for-sale - The fair value of loans held-for-sale is determined, when possible, using quoted secondary market prices or investor commitments. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan, which would be used by other market participants. If the fair value at the reporting date exceeds the amortized cost of a loan, the loan is reported at amortized cost.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value on a recurring basis as of December 31, 2023 and 2022 by level within the fair value hierarchy:

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$38,408	$—	$38,408
United States sponsored mortgage-backed securities	—	82,382	—	82,382
United States treasury securities	—	100,356	—	100,356
Municipal securities	—	88,662	18,245	106,907
Corporate debt securities	—	8,942	—	8,942
Other securities	—	780	—	780
Equity securities	3,590	—	—	3,590
Loans held-for-sale	—	629	—	629
Interest rate swaps	—	6,249	—	6,249
Bank-owned life insurance	—	44,287	—	44,287
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	6,249	—	6,249
Fair value hedge	—	6,111	—	6,111

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$44,814	$—	$44,814
United States sponsored mortgage-backed securities	—	56,571	—	56,571
United States treasury securities	—	120,909	—	120,909
Municipal securities	—	103,293	35,343	138,636
Corporate debt securities	—	10,560	—	10,560
Other securities	—	824	—	824
Equity securities	5,382	—	—	5,382
Loans held-for-sale		24,898	—	24,898
Interest rate swaps	—	8,427	—	8,427
Bank-owned life insurance	—	43,239	—	43,239
Embedded derivative	—	—	787	787
Liabilities:
Interest rate swaps	—	8,427	—	8,427
Fair value hedge	—	572	—	572

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2022	$35,343	$787	$36,130
Realized and unrealized income (loss) included in earnings	47	(139)	(92)
Purchase of securities	246	—	246
Maturities/calls	(18,294)	—	(18,294)
Unrealized gain included in other comprehensive loss	903	—	903
Balance at December 31, 2023	$18,245	$648	$18,893

Balance at December 31, 2021	$41,763	$—	$41,763
Realized and unrealized gains included in earnings	9	—	9
Purchase of securities	1,048	—	1,048
Maturities/calls	(3,207)	—	(3,207)
Unrealized loss included in other comprehensive loss	(4,270)	—	(4,270)
Host contract executed	—	787	787
Balance at December 31, 2022	$35,343	$787	$36,130

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment) and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2023 and 2022 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

Other debt securities – Certain debt securities are recorded at fair value on a nonrecurring basis. These other debt securities are securities without a readily determinable fair value and are measured at cost minus impairment, if any.

Equity securities – Certain equity securities are recorded at fair value on a nonrecurring basis. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any, plus or minus any changes resulting from observable price changes in orderly transactions, as defined, for identical or similar investments of the same issuer.

Assets measured at fair value on a nonrecurring basis as of December 31, 2023 and 2022 are included in the table below:

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	—	—	2,891	2,891
Other real estate owned	—	—	825	825
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	37,496	37,496

	December 31, 2022
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$14,117	$14,117
Other real estate owned	—	—	1,194	1,194
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	33,362	33,362

The carrying amount of equity securities without a readily determinable fair value and amounts of unrealized gains and losses recognized in earnings as of December 31, 2023 and 2022 are included in the table below:

(Dollars in thousands)	Cumulative Adjustments	Annual Adjustments
December 31, 2023
Carrying value	$37,496	$37,496
Carrying value adjustments:
Upward changes for observable prices	18,038	671
Downward changes for observable prices	(2,014)	(250)
Net gain	$16,024	$421

December 31, 2022
Carrying value	$33,362	$33,362
Carrying value adjustments:
Upward changes for observable prices	17,367	203
Downward changes for observable prices	(1,764)	(1,652)
Net gain (loss)	$15,603	$(1,449)

At December 31, 2023 equity securities consist of our Fintech investment portfolio, which is comprised of investments in 10 companies with a carrying value of $36.4 million, and other equity security investments with a carrying value of $1.1 million. The equity securities included in the table above do not have readily determinable fair values and are recorded at cost and adjusted for observable price changes for underlying transactions for identical or similar investments. The net gain (loss) in values of the equity securities is included in holding gain (loss) on equity securities in our consolidated statements of income.

The following tables presents quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value at December 31, 2023 and 2022:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
Nonrecurring measurements:
Collateral-dependent loans	$2,891	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$37,496	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$18,245	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded Derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
Nonrecurring measurements:
Impaired loans	$14,117	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$1,194	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$33,362	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$35,343	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded Derivatives	$787	Monte Carlo pricing model	Deferred payment	$0 - $51.9 million
			Volatility	58%
			Term	5 years
			Risk free rate	3.95%
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

Note 20 – Derivatives

We use certain derivative instruments to meet the needs of customers, as well as to manage the interest rate risk associated with certain transactions. All derivative financial instruments are recognized as either assets or liabilities and measured at fair value.

Fair Value Hedges of Interest Rate Risk

We are exposed to changes in the fair value of fixed rate mortgages and certain fixed rate available for sale securities included in a closed portfolio due to changes in benchmark interest rates.

We entered into a pay-fixed/receive-variable interest rate swap in 2019 with a notional amount of $10.9 million and a fair value of $0.6 million at December 31, 2022, which was designated as a fair value hedge associated with certain available for sale securities. This hedging relationship was discontinued during the first quarter of 2023.

In 2023, we entered into five fixed portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available for sale securities attributable to the designated interest rate. Four of the interest rate swaps are designated to hedge a closed portfolio of fixed rate mortgages, and one of the interest rate swaps is designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

We designated the fair value swaps under the portfolio layer method (“PLM”). The total notional amount of the five swaps was $440.3 million as of December 31, 2023, one of which is amortizing and included a $9.7 million amortization adjustment to the notional amount at December 31, 2023. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying values of the fair value swaps on the consolidated balance sheets are also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of December 31, 2023 and December 31, 2022:

		December 31, 2023			December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate mortgages	Loans receivable	$491,018	$390,297	$4,055	$—	$—	$—
Fixed rate bonds	Investment securities available-for-sale	59,270	50,000	1,570	11,059	10,885	(244)
Total hedged assets		$550,288	$440,297	$5,625	$11,059	$10,885	$(244)

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

The following tables summarize outstanding financial derivative instruments as of December 31, 2023 and December 31, 2022:

		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$440,297	$(6,111)	$(6,111)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,494	6,249	6,249
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,494	(6,249)	(6,249)

Total derivatives		$693,285	$(6,111)	$(6,111)

		December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$10,885	$578	$578

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	137,739	8,427	8,427
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	137,739	(8,427)	(8,427)

Total derivatives		$286,363	$578	$578

Embedded Derivative

In December 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million and $0.8 million at December 31, 2023 and December 31, 2022, respectively, with a loss of $0.1 million as of December 31, 2023.

Note 21 – Comprehensive Income

The following tables present the components of accumulated other comprehensive income (“AOCI”) for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Details about AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Consolidated Statement of Income Line Item
Available-for-sale securities
Unrealized holding gain (loss)	$(1,536)	$650	$3,875	Gain (loss) on sale of available-for-sale securities
	(1,536)	650	3,875	Total before tax
	369	(152)	(908)	Income tax expense
	(1,167)	498	2,967	Net of tax
Defined benefit pension plan items
Amortization of net actuarial loss	(117)	(429)	(507)	Salaries and employee benefits
	(117)	(429)	(507)	Total before tax
	28	103	119	Income tax benefit
	(89)	(326)	(388)	Net of tax
Investment hedge
Carrying value adjustment	289	83	(862)	Interest on investment securities
	289	83	(862)	Total before tax
	(69)	(21)	233	Income tax benefit (expense)
	220	62	(629)	Net of tax

Total reclassifications	$(1,036)	$234	$1,950

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment Hedge	Total
Balance at January 1, 2023	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	7,791	46	—	7,837
Amounts reclassified from AOCI	1,167	89	(220)	1,036
Net current period OCI	8,958	135	(220)	8,873
Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)

Balance at January 1, 2022	$147	$(4,069)	$316	$(3,606)
Other comprehensive income (loss) before reclassification	(34,478)	614	—	(33,864)
Amounts reclassified from AOCI	(498)	326	(62)	(234)
Net current period OCI	(34,976)	940	(62)	(34,098)
Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)

Note 22 – Condensed Financial Statements of Parent Company

Information relative to the parent company’s condensed balance sheets at December 31, 2023 and 2022 and the related condensed statements of income and cash flows for the years ended December 31, 2023, 2022 and 2021 are presented below:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022
Assets
Cash	$8,590	$31,085
Investment in subsidiaries	319,504	277,173
Debt and equity securities	2,400	4,904
Equity method investments	54,199	50,976
Other assets	14,835	11,033
Total assets	$399,528	$375,171

Liabilities and stockholders’ equity
Other liabilities	$29,818	$31,036
Senior term loan	6,786	9,765
Subordinated debt	73,540	73,286
Total liabilities	110,144	114,087

Total stockholders’ equity	289,384	261,084
Total liabilities and stockholders’ equity	$399,528	$375,171

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Income, dividends from the Bank	$23,014	$50,985	$19,165
Operating expenses	27,002	27,774	22,458
Income (loss), before income taxes	(3,988)	23,211	(3,293)
Income taxes	(4,050)	(3,450)	(2,090)
Net income (loss)	62	26,661	(1,203)
Equity in undistributed income earnings of subsidiaries	31,170	(11,614)	40,324
Net income	$31,232	$15,047	$39,121

Preferred dividends	$—	$—	$35
Net income available to common shareholders	$31,232	$15,047	$39,086

Condensed Statements of Cash Flows

(Dollars in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$31,232	$15,047	$39,121
Equity in undistributed earnings of subsidiaries	(31,170)	11,614	(40,324)
Stock-based compensation	3,392	3,217	3,208
Depreciation and amortization	305	269	175
Other assets	(11,638)	(45,406)	(6,849)
Other liabilities	(2,887)	16,358	11,215
Net cash from operating activities	(10,766)	1,099	6,546

INVESTING ACTIVITIES
Investment in subsidiaries	150	(240)	(15,871)
Net cash from investing activities	150	(240)	(15,871)

FINANCING ACTIVITIES
Issuance of senior term loan, net of issuance costs	—	9,877	—
Issuance of subordinated debt, net of issuance costs	—	—	29,448
Preferred stock redemption	—	—	(7,334)
Stock option exercise proceeds	637	2,069	4,930
Withholding cash issued in lieu of restricted stock	(847)	(670)	(249)
Issuance of subsidiary membership units	—	—	500
Principal payments on senior term loan	(3,030)	(125)	—
Stock purchase from noncontrolling interest	—	(33)	—
Cash dividends paid on common stock	(8,639)	(8,355)	(6,038)
Cash dividends paid on preferred stock	—	—	(35)
Net cash from financing activities	(11,879)	2,763	21,222
Net change in cash	(22,495)	3,622	11,897

Cash at beginning of period	31,085	27,463	15,566
Cash at end of period	$8,590	$31,085	$27,463

Note 23 – Segment Reporting

We have identified three reportable segments: CoRe Banking, Mortgage Banking and Financial Holding Company. All other operating segments are summarized in an Other category.

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

Information about the reportable segments and reconciliation to the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$189,498	$416	$41	$—	$(137)	$189,818
Interest expense	$62,507	$—	$3,985	$180	$(137)	$66,535
Net interest income (expense)	$126,991	$416	$(3,944)	$(180)	$—	$123,283
Release of allowance for credit losses	$(1,921)	$—	$—	$—	$—	$(1,921)
Net interest income (expense) after release of allowance for credit losses	$128,912	$416	$(3,944)	$(180)	$—	$125,204

Noninterest income	$17,286	$(2,486)	$10,453	$9,138	$(14,676)	$19,715

Noninterest Expenses:
Salaries and employee benefits	$37,265	$7	$17,041	$9,058	$—	$63,371
Other expenses	$53,221	$65	$8,233	$7,411	$(14,676)	$54,254
Total noninterest expenses	$90,486	$72	$25,274	$16,469	$(14,676)	$117,625

Income (loss) before income taxes	55,712	(2,142)	(18,765)	(7,511)	—	27,294
Income taxes	12,342	(557)	(4,923)	(1,792)	—	5,070
Net income (loss) from continuing operations	43,370	(1,585)	(13,842)	(5,719)	—	22,224
Income from discontinued operations, before income taxes	—	—	—	11,831	—	11,831
Income tax expense - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss)	43,370	(1,585)	(13,842)	3,063	—	31,006
Net loss attributable to noncontrolling interest	—	—	—	226	—	226
Net income (loss) available to common shareholders	$43,370	$(1,585)	$(13,842)	$3,289	$—	$31,232

Capital expenditures for the year ended December 31, 2023	$914	$—	$58	$943	$—	$1,915
Total assets as of December 31, 2023	$3,255,369	$83,909	$345,314	$17,728	$(388,438)	$3,313,882
Goodwill as of December 31, 2023	$—	$—	$—	$2,838	$—	$2,838

	2022
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$125,426	$429	$146	$—	$(44)	$125,957
Interest expense	10,920	—	3,234	44	(44)	14,154
Net interest income (expense)	114,506	429	(3,088)	(44)	—	111,803
Provision for loan losses	14,194	—	—	—	—	14,194
Net interest income (expense) after provision for loan losses	100,312	429	(3,088)	(44)	—	97,609

Noninterest income	22,673	37	10,576	6,120	(11,841)	27,565

Noninterest expenses:
Salaries and employee benefits	36,960	8	16,582	8,984	—	62,534
Other expenses	44,873	142	8,049	6,389	(11,841)	47,612
Total noninterest expenses	81,833	150	24,631	15,373	(11,841)	110,146

Income (loss) before income taxes	41,152	316	(17,143)	(9,297)	—	15,028
Income taxes	8,882	77	(3,472)	(2,193)	—	3,294
Net income (loss) from continuing operations	32,270	239	(13,671)	(7,104)	—	11,734
Income from discontinued operations before income taxes	—	—	—	3,487	—	3,487
Income tax expense - discontinued operations	—	—	—	834	—	834
Net income from discontinued operations	—	—	—	2,653	—	2,653
Net income (loss)	32,270	239	(13,671)	(4,451)	—	14,387
Net loss attributable to noncontrolling interest	—	—	—	660	—	660
Net income (loss) available to common shareholders	$32,270	$239	$(13,671)	$(3,791)	$—	$15,047

Capital expenditures for the year ended December 31, 2022	$400	$—	$413	$2,228	$—	$3,041
Total assets as of December 31, 2022	$3,014,475	$34,248	$375,171	$27,075	$(382,119)	$3,068,850
Goodwill as of December 31, 2022	$—	$—	$—	$2,838	$—	$2,838

	2021
(Dollars in thousands)	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
Interest income	$83,023	$411	$15	$(8)	$(12)	$83,429
Interest expense	4,078	—	2,188	16	(12)	6,270
Net interest income (expense)	78,945	411	(2,173)	(24)	—	77,159
Provision for loan losses	(6,274)	(1)	—	—	—	(6,275)
Net interest income (expense) after provision for loan losses	85,219	412	(2,173)	(24)	—	83,434

Noninterest income	33,179	16,342	11,103	3,575	(8,346)	55,853

Noninterest Expenses:
Salaries and employee benefits	33,595	—	13,704	5,666	—	52,965
Other expenses	37,033	16	6,573	3,567	(8,346)	38,843
Total noninterest expenses	70,628	16	20,277	9,233	(8,346)	91,808

Income (loss) before income taxes	47,770	16,738	(11,347)	(5,682)	—	47,479
Income taxes	9,154	4,068	(2,091)	(1,490)	—	9,641
Net income (loss) from continuing operations	38,616	12,670	(9,256)	(4,192)	—	37,838
Income from discontinued operations before income taxes	—	—	—	1,099	—	1,099
Income tax expense - discontinued operations	—	—	—	241	—	241
Net income from discontinued operations	—	—	—	858	—	858
Net income (loss)	38,616	12,670	(9,256)	(3,334)	—	38,696
Net loss attributable to noncontrolling interest	—	—	—	425	—	425
Net income (loss) attributable to parent	$38,616	$12,670	$(9,256)	$(2,909)	$—	$39,121
Preferred stock dividends	—	—	35	—	—	35
Net income (loss) available to common shareholders	$38,616	$12,670	$(9,291)	$(2,909)	$—	$39,086

Capital expenditures for the year ended December 31, 2021	$2,590	$—	$43	$2,731	$—	$5,364

Note 24 – Quarterly Financial Data (Unaudited)

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2023
First quarter	$44,763	$32,729	$14,734	$11,342	$0.90	$0.87
Second quarter	47,031	29,582	9,954	8,112	0.64	0.63
Third quarter	48,325	29,865	5,090	3,867	0.30	0.29
Fourth quarter	49,699	31,107	9,347	7,911	0.62	0.61

					Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Income Before Taxes	Net Income	Basic	Diluted
2022
First quarter	$23,262	$21,848	$3,576	$2,864	$0.24	$0.22
Second quarter	28,090	26,660	3,650	2,956	0.24	0.23
Third quarter	33,903	29,846	2,952	2,718	0.22	0.21
Fourth quarter	40,702	33,449	8,337	6,509	0.52	0.50

Note 25 – Acquisitions and Divestitures

Flexia Payments, LLC

In May 2023, MVB Technology entered into an Assignment and Assumption Agreement with Flexia, wherein Flexia assigned loans outstanding between Flexia and MVB to MVB Technology. In consideration for the assignment, Flexia granted a license to MVB Technology for the Flexia software. Additionally, through a Mutual Release Agreement between Edge Ventures and Flexia, Edge Ventures transferred its 800 Class A Common Units and 1,500 Preferred Units of Flexia back to Flexia for cancellation. As a result of the transactions, we incurred a loss of $1.1 million, which is included in loss on acquisition and divestiture activity in the accompanying consolidated statements of income, and no longer consolidate Flexia in our financial statements.

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to receive services and support from Chartwell for three years following the sale. We have paid $2.5 million in fees related to this contract during the year ended December 31, 2023.

Balances attributable to Chartwell are included in assets from discontinued operations and liabilities from discontinued operations on our December 31, 2022 consolidated balance sheet. There were no assets from discontinued operations or liabilities from discontinued operations as of December 31, 2023. Chartwell's net income, including the $11.8 million gain, is presented in income from discontinued operations for all periods shown. Prior period balances have been reclassified to conform with this presentation. Chartwell's depreciation and amortization expense was $0.1 million and $0.6 million for the year ended December 31, 2023 and December 31, 2022, respectively.

The following table presents the major classes of assets held-for-sale from discontinued operations and liabilities held-for-sale from discontinued operations as of December 31, 2022:

(Dollars in thousands)	December 31, 2022
Premises and equipment	$23
Accrued interest receivable and other assets	3,142
Goodwill	1,150
Total assets from discontinued operations	$4,315

Accrued interest payable and other liabilities	$5,444
Total liabilities from discontinued operations	$5,444

The following table presents the major classes of net income from discontinued operations for the periods shown:

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022	2021
Compliance consulting income	$2,369	$17,151	$11,427
Gain on sale of discontinued operations	11,800	—	—
Total income	$14,169	$17,151	$11,427

Salaries and employee benefits	$2,082	$9,628	$7,245
Other expenses	256	4,036	3,083
Total expenses	$2,338	$13,664	$10,328

Income before income taxes	$11,831	$3,487	$1,099
Income taxes	3,049	834	241
Net income from discontinued operations	$8,782	$2,653	$858

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The term "disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment did not identify any material weaknesses in our internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Because there were no material weaknesses discovered, management believes that, as of December 31, 2023, our internal control over financial reporting was effective.

FORVIS LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on the effectiveness of our internal control over financial reporting, which report is included in Item 7 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Beginning in January 2023, we adopted ASC 326. We implemented changes to the policies, processes and controls over the estimation of the allowance for credit losses to support the adoption of ASC 326. While many controls in operation under this new pronouncement mirror controls under prior GAAP, there were some new controls implemented.

Except as related to the adoption of ASC 326, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Date:	March 12, 2024	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	March 12, 2024	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of our officers or directors (as defined in Rule 16a-1 (f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information is omitted from this report (with the exception of the equity compensation plan information, which is disclosed below) pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement is incorporated by reference.

Equity Compensation Plan Information as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	757,219	$15.79	637,526
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	757,219	$15.79	637,526

During 2023, 107,500 stock options under our equity compensation plan were exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information is omitted from this report pursuant to General Instruction G(3) of Form 10-K as we will file with the SEC our definitive Proxy Statement not later than 120 days after December 31, 2023. The applicable information appearing in the Proxy Statement is incorporated by reference.

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
Report of Independent Registered Public Accounting Firm Opinion on the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm Opinion on Internal Control over Financial Reporting
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
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

EXHIBIT INDEX

Exhibit Number	Description	Exhibit Location
2.1	Agreement and Plan of Merger and Reorganization, dated August 12, 2022 by and between MVB Financial Corp. and Integrated Financial Holdings, Inc.	Form 8-K, File No. 001-38314, filed August 15, 2022, and incorporated by reference herein
3.1	Articles of Incorporation, as amended	Annual Report Form 10-K, File No. 000-50567, filed March 16, 2015, and incorporated by reference herein
3.2	Articles of Amendment to Articles of Incorporation of MVB Financial Corp.	Form 8-K, File No. 001-38314, filed January 31, 2023, and incorporated by reference herein
3.3	Second Amended and Restated Bylaws, as amended	Form 8-K, File No. 001-38314, filed June 22, 2018, and incorporated by reference herein
4.1	Specimen of Stock Certificate representing MVB Financial Corp. Common Stock	Form S-3 Registration Statement, File No. 001-38314, filed December 8, 2021, and incorporated by reference herein
4.2	Description of Securities	Filed herewith
10.1†	MVB Financial Corp. 2013 Stock Incentive Plan, as amended	Form 10-K, File No. 001-38314, filed March 8, 2018, and incorporated by reference herein
10.2†	MVB Financial Corp. 2018 Annual Senior Executive Performance Incentive Plan	Form 8-K, File No. 001-38314, filed February 23, 2018, and incorporated by reference herein
10.3†	MVB Financial Corp. 2022 Stock Incentive Plan	Appendix A to Proxy Statement, File No. 001-38314, filed April 7, 2022, and incorporated by reference herein
10.4	Lease Agreement with Essex Properties, LLC for land occupied by Bridgeport Branch	Form SB-2 Registration Statement, File No. 333-120931, filed December 2, 2004, and incorporated by reference herein
10.5†	Amended and Restated Executive Employment Agreement of Larry F. Mazza	Form 8-K, File No. 001-3814, filed December 22, 2023, and incorporated by reference herein
10.6†	Employment Agreement of Donald T. Robinson	Form 8-K, File No. 000-50567, filed March 5, 2021, and incorporated by reference herein
10.7†	Offer Letter for Donald T. Robinson	Form 8-K, File No. 000-50567, filed December 3, 2015, and incorporated by reference herein
10.8†	Investment Agreement between MVB Financial Corp. and Larry F. Mazza	Form 8-K, File No. 000-50567, filed March 13, 2017, and incorporated by reference herein
10.9†	MVB Financial Corp. Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement	Form 8-K, File No. 001-38314, filed March 27, 2018, and incorporated by reference herein
10.10	Purchase and Assumption Agreement, dated April 22, 2021, by and between MVB Bank, Inc. and Summit Community Bank, Inc.	Form 8-K, File No. 001-38314, filed April 23, 2021, and incorporated by reference herein
10.11	Subordinated Note Purchase Agreement, dated November 30, 2020, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed November 30, 2020, and incorporated by reference herein
10.12	Subordinated Note Purchase Agreement, dated September 28, 2021, by and among MVB Financial Corp. and certain qualified institutional buyers	Form 8-K, File No. 0000-50567, filed September 28, 2021, and incorporated by reference herein
10.13	Agreement, dated March 2, 2020, by and between the Bank, PMG, Intercoastal, H. Edward Dean, III, Tom Pyne and Peter Cameron	Form 8-K, File No. 000-50567, filed March 3, 2020, and incorporated by reference herein
10.14	Equity Purchase Agreement, dated March 13, 2022, between Warp Speed Holdings LLC and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed March 14, 2022, and incorporated by reference herein
10.15	Credit Agreement, dated as of October 7, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Form 8-K, File No. 001-38314, filed October 11, 2022, and incorporated by reference herein

10.16	Limited Consent, Waiver and Omnibus Amendment to Credit Agreement, dated as of December 27, 2022, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
10.17	Second Amendment to Credit Agreement, dated as of February 24, 2023, between MVB Financial Corp., as Borrower, and Raymond James Bank, as Lender	Filed herewith
10.18	Termination Agreement, dated May 9, 2023, by and among MVB Financial Corp., Integrated Financial Holdings, Inc., West Town Bank & Trust, and MVB Bank, Inc.	Form 8-K, File No. 001-38314, filed May 9, 2023 and incorporated by reference herein.
10.19†	Clawback Policy	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24	Power of Attorney	Contained in signature page to this Annual Report on Form 10-K
31.1	Certificate of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
31.2	Certificate of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith
32.1*	Certificate of Principal Executive Officer & Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

MVB Financial Corp.

Date:	March 12, 2024	By:	/s/ Larry F. Mazza
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

/s/ Larry F. Mazza	Date:	March 12, 2024
Larry F. Mazza, CEO and Director
(Principal Executive Officer)

/s/ Donald T. Robinson	Date:	March 12, 2024
Donald T. Robinson, President and CFO
(Principal Financial and Accounting Officer)

/s/ W. Marston Becker	Date:	March 12, 2024
W. Marston Becker, Chairman

/s/ John W. Ebert	Date:	March 12, 2024
John W. Ebert, Director

/s/ Daniel W. Holt	Date:	March 12, 2024
Daniel W. Holt, Director

/s/ Gary A. LeDonne	Date:	March 12, 2024
Gary A. LeDonne, Director

/s/ Kelly R. Nelson	Date:	March 12, 2024
Kelly R. Nelson, Director

/s/ Jan L. Owen	Date:	March 12, 2024
Jan L. Owen, Director

/s/ Lindsay Slader	Date:	March 12, 2024
Lindsay Slader, Director

/s/ Cheryl D. Spielman	Date:	March 12, 2024
Cheryl D. Spielman, Director