Form 10-Q
period 2024-03-31
MVB FINANCIAL CORP
filed 2024-05-07
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of May 6, 2024, there were 12,885,752 shares of our common stock outstanding with a par value of $1.00 per share.

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service ("BaaS") sectors;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	ability to adapt to technological change and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, major developments such as wars, natural disasters, epidemics and pandemics, military actions, terrorist attacks and geopolitical conflict;
●	climate change, severe weather and natural disasters which could have a material adverse effect on our business, financial condition and results of operations;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of our deposit base, including certain concentrations with large clients and within certain industries, such as banking-as-a-service, digital assets and gaming;
●	the quality and composition of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”);
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;
●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;

●	operational risks or risk management failures by us, our customers or critical third parties, including without limitation, with respect to data processing, information systems, compliance with bank secrecy and anti-money laundering laws, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others that could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	risks, uncertainties and losses involved with the developing digital assets industry, including the evolving regulatory framework;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies;
●	risks and potential losses involved with uninsured deposits beyond Federal Deposit Insurance Corporation (“FDIC”) limitations; and
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

Further, we urge you to carefully review and consider the cautionary statements and disclosures, specifically those made in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 13, 2024, and from time to time, in our other filings with the SEC. Actual results may differ materially from those expressed in or implied by any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except to the extent required by law, we undertake no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward-looking statements are qualified in their entirety by this cautionary statement.

REFERENCES

Unless the context otherwise requires, references in this report to “MVB,” the “Company,” “we,” “us,” “our,” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$4,870	$6,564
Interest-bearing balances with banks	635,556	391,665
Total cash and cash equivalents	640,426	398,229
Investment securities available-for-sale	349,678	345,275
Equity securities	41,037	41,086
Loans held-for-sale	—	629
Loans receivable	2,267,310	2,317,594
Allowance for credit losses	(22,804)	(22,124)
Loans receivable, net	2,244,506	2,295,470
Premises and equipment, net	19,968	20,928
Bank-owned life insurance	44,569	44,287
Equity method investments	76,190	75,754
Accrued interest receivable and other assets	131,016	92,224
TOTAL ASSETS	$3,547,390	$3,313,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,391,070	$1,197,272
Interest-bearing	1,754,259	1,704,204
Total deposits	3,145,329	2,901,476
Accrued interest payable and other liabilities	26,272	37,917
Repurchase agreements	3,810	4,821
Subordinated debt	73,602	73,540
Senior term loan	6,549	6,786
Total liabilities	3,255,562	3,024,540

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 13,688,899 and 12,840,883 shares issued and outstanding, respectively, as of March 31, 2024 and 13,606,399 and 12,758,383 shares issued and outstanding, respectively, as of December 31, 2023	13,689	13,606
Additional paid-in capital	162,502	160,488
Retained earnings	163,199	160,862
Accumulated other comprehensive loss	(30,799)	(28,831)
Treasury stock - 848,016 shares as of March 31, 2024 and December 31, 2023, at cost	(16,741)	(16,741)
Total equity attributable to parent	291,850	289,384
Noncontrolling interest	(22)	(42)
Total stockholders' equity	291,828	289,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,547,390	$3,313,882

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$40,216	$38,695
Interest on deposits with banks	7,341	3,153
Interest on investment securities	1,743	1,848
Interest on tax-exempt loans and securities	730	1,067
Total interest income	50,030	44,763

INTEREST EXPENSE
Interest on deposits	18,931	10,153
Interest on short-term borrowings	1	888
Interest on subordinated debt	809	799
Interest on senior term loan	150	194
Total interest expense	19,891	12,034

NET INTEREST INCOME	30,139	32,729
Provision for credit losses	1,997	4,576
Net interest income after provision for credit losses	28,142	28,153

NONINTEREST INCOME
Payment card and service charge income	4,813	3,610
Insurance and investment services income	66	92
Gain (loss) on sale of available-for-sale securities, net	658	(1,536)
Loss on derivatives, net	—	(100)
Loss on sale of loans, net	—	(356)
Holding loss on equity securities	(49)	(308)
Compliance and consulting income	1,000	1,016
Equity method investments loss	(1,128)	(1,193)
Other operating income	2,474	1,842
Total noninterest income	7,834	3,067

NONINTEREST EXPENSES
Salaries and employee benefits	16,489	16,746
Occupancy expense	864	792
Equipment depreciation and maintenance	1,216	1,457
Data processing and communications	1,459	1,148
Professional fees	5,737	2,951
Insurance, tax and assessment expense	892	904
Travel, entertainment, dues and subscriptions	1,551	1,922
Other operating expenses	1,983	2,397
Total noninterest expense	30,191	28,317
Income from continuing operations, before income taxes	5,785	2,903
Income taxes	1,283	465
Net income from continuing operations	4,502	2,438
Income from discontinued operations, before income taxes	—	11,831
Income taxes from discontinued operations	—	3,049

Net income from discontinued operations	—	8,782
Net income, before noncontrolling interest	4,502	11,220
Net (income) loss attributable to noncontrolling interest	(20)	122
Net income attributable to parent	$4,482	$11,342

Earnings per share from continuing operations - basic	$0.35	$0.20
Earnings per share from discontinued operations - basic	$—	$0.70
Earnings per common shareholder - basic	$0.35	$0.90
Earnings per share from continuing operations - diluted	$0.34	$0.20
Earnings per share from discontinued operations - diluted	$—	$0.67
Earnings per common shareholder - diluted	$0.34	$0.87
Weighted-average shares outstanding - basic	12,810,956	12,623,361
Weighted-average shares outstanding - diluted	13,119,292	13,016,082

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income, before noncontrolling interest	$4,502	$11,220

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(2,576)	7,704
Reclassification adjustment for (gain) loss recognized in income	(658)	1,536
Change in defined benefit pension plan	601	(28)
Reclassification adjustment for amortization of net actuarial loss recognized in income	43	29
Reclassification adjustment for investment hedge carrying value adjustment recognized in income	—	(334)
Other comprehensive income (loss), before tax	(2,590)	8,907

Income taxes related to items of other comprehensive loss:
Unrealized holding gains (losses) on securities available-for-sale	619	(1,852)
Reclassification adjustment for (gain) loss recognized in income	158	(369)
Change in defined benefit pension plan	(145)	7
Reclassification adjustment for amortization of net actuarial loss recognized in income	(10)	(7)
Reclassification adjustment for investment hedge carrying value adjustment recognized in income	—	80
Income taxes related to items of other comprehensive loss:	622	(2,141)

Total other comprehensive income (loss), net of tax	(1,968)	6,766

Comprehensive (income) loss attributable to noncontrolling interest	(20)	122

Comprehensive income	$2,514	$18,108

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	13,606,399	$13,606	$160,488	$160,862	$(28,831)	848,016	$(16,741)	$289,384	$(42)	$289,342
Net income	—	—	—	4,482	—	—	—	4,482	20	4,502
Other comprehensive loss	—	—	—	—	(1,968)	—	—	(1,968)	—	(1,968)
Dividends on common stock ($0.17 per share)	—	—	—	(2,145)	—	—	—	(2,145)	—	(2,145)
Stock-based compensation	—	—	780	—	—	—	—	780	—	780
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	82,500	83	1,130	—	—	—	—	1,213	—	1,213
Balance at March 31, 2024	13,688,899	$13,689	$162,502	$163,199	$(30,799)	848,016	$(16,741)	$291,850	$(22)	$291,828

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	13,466,281	$13,466	$157,152	$144,911	$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391
Net income (loss)	—	—	—	11,342	—	—	—	11,342	(122)	11,220
Other comprehensive income	—	—	—	—	6,766	—	—	6,766	—	6,766
Dividends on common stock ($0.17 per share)	—	—	—	(2,146)	—	—	—	(2,146)	—	(2,146)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	831	—	—	—	—	831	—	831
Stock-based compensation related to equity method investments	—	—	69	—	—	—	—	69	—	69
Common stock options exercised	4,450	4	66	—	—	—	—	70	—	70
Restricted stock units issued	43,882	44	(44)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(13,416)	(13)	(230)	—	—	—	—	(243)	—	(243)
Balance at March 31, 2023	13,501,197	$13,501	$157,844	$147,465	$(30,938)	848,016	$(16,741)	$271,131	$185	$271,316

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$4,502	$11,220
Adjustments to reconcile net income, before noncontrolling interest, to net cash from operating activities:
Net amortization and accretion of investments	525	569
Net amortization of deferred loan costs	320	541
Provision for credit losses	1,997	4,576
Depreciation and amortization	1,102	1,424
Stock-based compensation	780	831
Stock-based compensation related to equity method investments	104	69
Loans originated for sale	—	(402)
Proceeds of loans held-for-sale sold	—	3,551
Holding loss on equity securities	49	308
(Gain) loss on sale of available-for-sale securities, net	(658)	1,536
Gain on sale of loans held-for-sale	—	(205)
Loss on sale of loans held-for-investment	—	561
Gain on sale of discontinued operations	—	(11,800)
Gain on sale of other real estate owned	—	(137)
Income on bank-owned life insurance	(282)	(260)
Deferred income taxes	20	22
Equity method investments loss	1,128	1,193
Other assets	(23,847)	(24,180)
Other liabilities	(11,001)	5,812
Net cash from operating activities	(25,261)	(4,771)
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(34,833)	(10,417)
Net maturities/paydowns of available-for-sale investment securities	2,075	3,503
Sales of available-for-sale investment securities	11,711	54,531
Purchases of premises and equipment	(921)	(908)
Disposals of premises and equipment	54	427
Net change in loans	49,276	25,378
Proceeds of loans held-for-investment sold	—	130
Proceeds from sale of other real estate owned	—	374
Investment in equity method investments	(1,564)	(119)
Purchase of equity securities	—	(140)
Net cash transferred for sale of discontinued operations	—	(3,935)
Net cash from investing activities	25,798	68,824
FINANCING ACTIVITIES
Net change in deposits	243,853	580,333
Net change in repurchase agreements	(1,011)	(4,618)
Net change in FHLB and other borrowings	—	(102,333)
Principal payments on senior term loan	(250)	(131)
Common stock options exercised	1,213	70
Withholding cash issued in lieu of restricted stock	—	(243)
Cash dividends paid on common stock	(2,145)	(2,146)

Net cash from financing activities	241,660	470,932
Net change in cash and cash equivalents	242,197	534,985
Cash and cash equivalents, beginning of period	398,229	40,280
Cash and cash equivalents, end of period	$640,426	$575,265

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$19,212	$12,152
Income taxes	117	25

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	(4,144)	9,241
Employee stock-based compensation tax withholding obligations	—	(13)
Impact of adopting ASC 326, net of tax	—	6,642
Loans transferred to (out of) loans held-for-sale	(629)	232
Due from broker for available-for-sale investment securities sold	12,633	—
See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, LLC (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC, (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”). Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”) and MVB Technology, LLC ("MVB Technology"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial Corp.'s consolidated subsidiaries also includes SPE PR, LLC.

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

CoRe Banking

We offer our customers a full range of products and services including:

●	Various demand deposit accounts, savings accounts, money market accounts and certificates of deposit;
●	Commercial, consumer and real estate mortgage loans and lines of credit;
●	Debit cards;
●	Cashier’s checks; and
●	Safe deposit rental facilities.

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

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Wholly-owned investments or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

The Bank owns an 80.8% interest in Trabian, which grants us a controlling interest. Accordingly, we are required to consolidate 100% of Trabian within the consolidated financial statements. The remaining interests of Trabian are accounted for separately as noncontrolling interests within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of March 31, 2024, we held three equity method investments. See Note 5 – Equity Method Investments for further information.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. As of March 31, 2024, all loans and other relevant financial instruments that referenced LIBOR have been transitioned to the SOFR.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 14, 2024. We are currently evaluating the impact these changes may have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about a reporting entity's effect tax rate reconciliation as well as information on income taxes paid. Public business entities will be required to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The amendments also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. The amendments are effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact these changes may have on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify how an entity determines whether a profits interest or similar award is within the scope of Compensation - Stock Compensation (Topic 718) or not a share-based payment arrangements, and therefore within the scope of other guidance. The amendments are effective for fiscal years beginning after December 15, 2024. We do not currently expect these amendments to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2023, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance, which collectively comprise Accounting Standards Codification Topic 326 Financial Instruments - Credit Losses ("ASC 326"). ASC 326 replaced the incurred loss impairment methodology in current U.S. GAAP with an expected credit loss methodology and required consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost are presented at the net amount expected to be collected by using an ACL. Purchased credit deteriorated (“PCD”) loans received an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities are recorded through an ACL, with such allowance limited to the amount by which fair value is below amortized cost. We adopted ASC 326 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in a $10.0 million increase in the ACL, comprised of increases in the ACL for loans of $8.9 million and the ACL for unfunded commitments of $1.1 million, with $1.2 million of the increase reclassified from the amortized cost basis of PCD financial assets. This increase was offset by $2.1 million related to tax effect, resulting in a cumulative adjustment to retained earnings of $6.6 million. For additional information on the new standard, see Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2023 Form 10-K.

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$45,412	$8	$(6,032)	$39,388
United States sponsored mortgage-backed securities	99,792	145	(11,920)	88,017
United States treasury securities	106,324	—	(5,761)	100,563
Municipal securities	117,434	—	(12,943)	104,491
Corporate debt securities	9,078	—	(130)	8,948
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	385,540	153	(36,786)	348,907
Other securities	771	—	—	771
Investment securities available-for-sale	$386,311	$153	$(36,786)	$349,678

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,003	$8	$(5,603)	$38,408
United States sponsored mortgage-backed securities	91,939	992	(10,549)	82,382
United States treasury securities	106,401	—	(6,045)	100,356
Municipal securities	118,065	—	(11,158)	106,907
Corporate debt securities	9,076	—	(134)	8,942
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	376,984	1,000	(33,489)	344,495
Other securities	780	—	—	780
Investment securities available-for-sale	$377,764	$1,000	$(33,489)	$345,275

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$96,995	$86,803
After one year, but within five years	102,365	96,832
After five years, but within ten years	41,990	37,664
After ten years	144,190	127,608
Total available-for-sale debt securities	$385,540	$348,907

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $236.3 million and $223.4 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of March 31, 2024. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

Although these securities would result in a pre-tax loss of $36.8 million if sold at March 31, 2024, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL losses as of March 31, 2024.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	March 31, 2024
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (26)	$4,363	$(21)	$33,669	$(6,011)
United States sponsored mortgage-backed securities (54)	19,467	(146)	48,156	(11,774)
United States treasury securities (23)	—	—	100,563	(5,761)
Municipal securities (215)	555	(11)	86,573	(12,932)
Corporate debt securities (7)	498	(2)	3,451	(128)
Total	$24,883	$(180)	$272,412	$(36,606)

	December 31, 2023
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (25)	$316	$—	$34,619	$(5,603)
United States sponsored mortgage-backed securities (47)	—	—	50,345	(10,549)
United States treasury securities (23)	—	—	100,354	(6,045)
Municipal securities (216)	847	(10)	106,060	(11,148)
Corporate debt securities (7)	2,009	(67)	1,933	(67)
Total	$3,172	$(77)	$293,311	$(33,412)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Proceeds from sales of available-for-sale securities	$24,344	$54,531
Gains, gross	658	—
Losses, gross	—	1,536

Unrealized holding losses on equity securities	(49)	(308)

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial:
Business	$742,369	$797,100
Real estate	681,067	670,584
Acquisition, development and construction	144,261	134,004
Total commercial	1,567,697	1,601,688
Residential real estate	660,444	672,547
Home equity lines of credit	13,369	14,531
Consumer	24,681	27,408
Total loans	2,266,191	2,316,174
Deferred loan origination costs, net	1,119	1,420
Loans receivable	$2,267,310	$2,317,594

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the following specific portfolio segments. Our loan portfolio segmentation is based primarily on call report codes, which are levels at which we develop and document our systematic methodology to determine the ACL attributable to each respective portfolio segment. The ACL portfolio segments are aggregated into broader segments in order to present informative yet concise disclosures within this document, as follows:

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

As of March 31, 2024, the Bank’s other real estate owned balance totaled $0.8 million, all of which was related to our acquisition of The First State Bank (“First State”) in 2020. The other real estate owned balance consisted of two unrelated commercial properties. As of March 31, 2024, there was one residential mortgage in the process of foreclosure with loan balances totaling $0.2 million.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2024
Commercial business:
Risk rating:
Pass	$11,058	$148,499	$230,313	$71,110	$30,347	$119,528	$85,322	$—	$696,177
Special Mention	—	—	29,776	185	817	4,094	—	—	34,872
Substandard	—	1,250	1,227	691	—	4,349	808	—	8,325
Doubtful	—	—	924	779	264	1,028	—	—	2,995
Total commercial business loans	$11,058	$149,749	$262,240	$72,765	$31,428	$128,999	$86,130	$—	$742,369
Gross charge-offs	$—	$—	$614	$—	$—	$367	$—	$—	$981

Commercial real estate:
Risk rating:
Pass	$37,733	$112,029	$134,778	$191,268	$11,813	$131,047	$518	$—	$619,186
Special Mention	—	—	—	25,919	—	17,150	—	—	43,069
Substandard	—	—	—	—	—	18,812	—	—	18,812
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$37,733	$112,029	$134,778	$217,187	$11,813	$167,009	$518	$—	$681,067
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$5,146	$6,592	$56,763	$30,552	$23,656	$3,692	$2,500	$—	$128,901
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	14,652	—	708	—	—	15,360
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$5,146	$6,592	$56,763	$45,204	$23,656	$4,400	$2,500	$—	$144,261
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$8,946	$56,959	$417,220	$104,709	$34,748	$28,585	$2,705	$—	$653,872
Special Mention	—	—	—	—	4,118	1,161	—	—	5,279
Substandard	—	—	—	—	81	787	120	—	988
Doubtful	—	—	—	211	—	94	—	—	305
Total residential real estate loans	$8,946	$56,959	$417,220	$104,920	$38,947	$30,627	$2,825	$—	$660,444
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
March 31, 2024
Home equity lines of credit:
Risk rating:
Pass	$—	$58	$36	$—	$—	$11	$12,828	$—	$12,933
Special Mention	—	—	—	—	—	—	271	—	271
Substandard	—	—	—	—	—	—	165	—	165
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$58	$36	$—	$—	$11	$13,264	$—	$13,369
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$—	$2,040	$17,093	$5,243	$—	$55	$30	$—	$24,461
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	21	189	10	—	—	—	—	220
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$—	$2,061	$17,282	$5,253	$—	$55	$30	$—	$24,681
Gross charge-offs	$—	$189	$833	$147	$—	$—	$—	$—	$1,169

Total:
Risk rating:
Pass	$62,883	$326,177	$856,203	$402,882	$100,564	$282,918	$103,903	$—	$2,135,530
Special Mention	—	—	29,776	26,104	4,935	22,405	271	—	83,491
Substandard	—	1,271	1,416	15,353	81	24,656	1,093	—	43,870
Doubtful	—	—	924	990	264	1,122	—	—	3,300
Total loans	$62,883	$327,448	$888,319	$445,329	$105,844	$331,101	$105,267	$—	$2,266,191
Gross charge-offs	$—	$189	$1,447	$147	$—	$367	$—	$—	$2,150

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial business:
Risk rating:
Pass	$176,309	$251,265	$92,307	$64,964	$50,765	$90,355	$20,315	$—	$746,280
Special Mention	990	32,342	72	830	339	3,767	—	—	38,340
Substandard	368	988	521	—	4,640	1,436	—	—	7,953
Doubtful	—	2,022	839	264	—	1,402	—	—	4,527
Total commercial business loans	$177,667	$286,617	$93,739	$66,058	$55,744	$96,960	$20,315	$—	$797,100
Gross charge-offs	$—	$228	$1,250	$141	$—	$2,953	$—	$—	$4,572

Commercial real estate:
Risk rating:
Pass	$80,553	$149,189	$205,651	$11,952	$26,438	$101,322	$51,239	$—	$626,344
Special Mention	—	—	7,961	—	6,079	11,201	—	—	25,241
Substandard	—	—	—	—	—	18,999	—	—	18,999
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate loans	$80,553	$149,189	$213,612	$11,952	$32,517	$131,522	$51,239	$—	$670,584
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$6,546	$54,170	$29,535	$22,041	$—	$1,483	$4,823	$—	$118,598
Special Mention	—	—	14,652	—	—	—	—	—	14,652
Substandard	—	—	—	—	—	754	—	—	754
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$6,546	$54,170	$44,187	$22,041	$—	$2,237	$4,823	$—	$134,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$33,867	$413,466	$96,413	$38,169	$7,306	$21,313	$50,815	$—	$661,349
Special Mention	—	—	—	4,224	414	708	—	—	5,346
Substandard	—	988	3,764	82	146	777	—	—	5,757
Doubtful	—	—	—	—	—	95	—	—	95
Total residential real estate loans	$33,867	$414,454	$100,177	$42,475	$7,866	$22,893	$50,815	$—	$672,547
Gross charge-offs	$—	$—	$—	$—	$19	$381	$—	$—	$400

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
December 31, 2023
Home equity lines of credit:
Risk rating:
Pass	$638	$3,798	$1,779	$1,192	$501	$3,084	$3,154	$—	$14,146
Special Mention	—	61	—	36	—	41	86	—	224
Substandard	—	83	—	78	—	—	—	—	161
Doubtful	—	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$638	$3,942	$1,779	$1,306	$501	$3,125	$3,240	$—	$14,531
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$2,275	$18,926	$5,753	$9	$28	$53	$20	$—	$27,064
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	20	266	58	—	—	—	—	—	344
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer loans	$2,295	$19,192	$5,811	$9	$28	$53	$20	$—	$27,408
Gross charge-offs	$1,144	$10,608	$1,753	$—	$—	$2	$—	$—	$13,507

Total:
Risk rating:
Pass	$300,188	$890,814	$431,438	$138,327	$85,038	$217,610	$130,366	$—	$2,193,781
Special Mention	990	32,403	22,685	5,090	6,832	15,717	86	—	83,803
Substandard	388	2,325	4,343	160	4,786	21,966	—	—	33,968
Doubtful	—	2,022	839	264	—	1,497	—	—	4,622
Total loans	$301,566	$927,564	$459,305	$143,841	$96,656	$256,790	$130,452	$—	$2,316,174
Gross charge-offs	$1,144	$10,836	$3,003	$141	$19	$3,336	$—	$—	$18,479

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
March 31, 2024
Commercial
Business	$735,578	$3,088	$549	$3,154	$6,791	$742,369	$4,859	$—	$1,983	$—
Real estate	678,997	2,070	—	—	2,070	681,067	—	—	—	—
Acquisition, development and construction	129,609	—	14,652	—	14,652	144,261	708	—	708	—
Total commercial	1,544,184	5,158	15,201	3,154	23,513	1,567,697	5,567	—	2,691	—
Residential real estate	658,397	125	324	1,598	2,047	660,444	1,678	—	404	—
Home equity lines of credit	13,264	105	—	—	105	13,369	81	—	—	—
Consumer	22,538	1,513	410	220	2,143	24,681	220	—	—	—
Total loans	$2,238,383	$6,901	$15,935	$4,972	$27,808	$2,266,191	$7,546	$—	$3,095	$—

December 31, 2023
Commercial
Business	$788,430	$4,728	$448	$3,494	$8,670	$797,100	$6,926	$—	$1,825	$—
Real estate	670,170	—	414	—	414	670,584	—	—	—	—
Acquisition, development and construction	134,004	—	—	—	—	134,004	754	—	754	—
Total commercial	1,592,604	4,728	862	3,494	9,084	1,601,688	7,680	—	2,579	—
Residential real estate	670,539	1,671	337	—	2,008	672,547	82	—	—	—
Home equity lines of credit	14,522	9	—	—	9	14,531	161	—	—	—
Consumer	24,494	1,792	778	344	2,914	27,408	344	—	—	—
Total loans	$2,302,159	$8,200	$1,977	$3,838	$14,015	$2,316,174	$8,267	$—	$2,579	$—

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

The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of March 31, 2024, the Bank expects the markets in which it operates will experience economic improvements over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
March 31, 2024
Commercial
Business	$16,209	$2,732	$—	$442	$695	$20,078	$2,958
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—	—	—
Total commercial	$16,209	$2,732	$—	$442	$695	$20,078	$2,958
Residential	1,387	—	—	—	—	1,387	35
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	220	—	—	—	220	146
Total	$17,596	$2,952	$—	$442	$695	$21,685	$3,139
Collateral value	$34,924	$2,393	$—	$38	$—	$37,355

December 31, 2023
Commercial
Business	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—	—	—
Total commercial	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Residential	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	344	—	—	—	344	60
Total	$424	$2,621	$—	$452	$1,037	$4,534	$1,643
Collateral value	$301	$2,040	$—	$906	$320	$3,567

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at March 31, 2024 and December 31, 2023.

Management has identified a number of additional qualitative factors which it uses to supplement the estimated losses derived from the loss rate methodologies employed within the Current Expected Credit Losses model because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from the loss rate methodologies. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory and governmental sources are: lending policies and procedures, nature and volume of the portfolio, experience and ability of lending management and staff, volume and severity of problem credits, quality of the loan review system, changes in the value of underlying collateral, effect of concentrations of credit from a loan type, industry and/or geographic standpoint, changes in economic and business conditions, consumer sentiment and other external factors.

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of March 31, 2024 and December 31, 2023, the liability for unfunded commitments related to loans held-for-investment was $1.0 million.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses	1,297	365	447	2,109	(145)	(8)	39	1,995
Charge-offs	(981)	—	—	(981)	—	—	(1,169)	(2,150)
Recoveries	42	8	—	50	35	1	749	835
ACL at March 31, 2024	$8,289	$3,304	$2,121	$13,714	$6,302	$90	$2,698	$22,804

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Provision (release of allowance) for credit losses	681	313	288	1,282	364	(8)	2,817	4,455
Charge-offs	(141)	—	—	(141)	(22)	—	(4,684)	(4,847)
Recoveries	23	6	—	29	—	1	3,139	3,169
ACL balance at March 31, 2023	$9,918	$3,177	$1,640	$14,735	$7,618	$119	$13,041	$35,513

During the three months ended March 31, 2024, there were charge offs totaling $2.2 million. For the three months ended March 31, 2024, $1.2 million, or 55%, of charge offs were related to the subprime consumer automotive segment, $0.6 million, or 27%, was related to a commercial note secured by business assets and $0.4 million, or 18%, was related to a commercial note secured by heavy equipment. During the three months ended March 31, 2024, the provision related to unfunded commitments was not significant.

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

The following table summarize the amortized cost basis of loans that were modified as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
March 31, 2024
Commercial
Business	$—	$1,377	$—	$—	$1,377	—%
Real estate	—	—	—	—	—	—%
Total commercial	—	1,377	—	—	1,377	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$1,377	$—	$—	$1,377	—%

The above table presents the amortized cost basis of loans at March 31, 2024 that were experiencing financial difficulty and modified during the three months ended March 31, 2024, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable. Six loans to six borrowers received payment delay modifications in the three months ended March 31, 2024, including six commercial loans with government guarantees totaling $1.4 million. There were no loans that were experiencing financial difficulty and modified during the three months ended March 31, 2023.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount. There were no loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty in the three months ended March 31, 2024 and March 31, 2023.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Land	$4,062	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	15,762	18,300
Software	6,592	7,140
Construction in progress	3	45
Leasehold improvements	2,836	2,836
	42,648	45,179
Accumulated depreciation	(22,680)	(24,251)
Premises and equipment, net	$19,968	$20,928

We lease certain premises and equipment under operating and finance leases. At March 31, 2024, we had lease liabilities totaling $13.7 million and right-of-use assets totaling $12.5 million, substantially all of which was related to operating leases. At March 31, 2024, the weighted-average remaining lease term for operating leases was 10.4 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.1%.

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

The following table presents lease costs for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Amortization of right-of-use assets, finance leases	$1	$6
Operating lease cost	450	450
Short-term lease cost	—	5
Variable lease cost	—	10
Sublease income	(97)	(87)
Total lease cost	$354	$384

For operating leases with initial or remaining terms of one year or more as of March 31, 2024, the following table presents future minimum payments for the twelve month periods ended March 31:

(Dollars in thousands)	Operating Leases
2025	$1,326
2026	1,738
2027	1,611
2028	1,641
2029	1,629
2030 and thereafter	8,320
Total future minimum lease payments	$16,265
Less: Amounts representing interest	(2,593)
Present value of net future minimum lease payments	$13,672

Future minimum payments on finance leases were not material as of March 31, 2024.

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

Under the income test, our proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10%, accordingly, we are required to provide summarized income statement information for all investees for all periods presented. There were no equity method investments which met any of the applicable thresholds for reporting Rule 3-09 for reporting separate financial statements.

Our equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for changes due to our share of the entities' earnings.

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Total revenues	$9,857	$9,406
Net loss	(422)	(3,082)

Gain on loans sold	$5,823	$5,448
Gain on loans held-for-sale	495	1,356
Volume of loans sold	266,598	302,782

Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment, which had a carrying value of $22.9 million at March 31, 2024, is accounted for as an equity method investment. Our share of ICM's net loss totaled $0.2 million and $1.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the mortgage pipeline was $537.6 million and $439.0 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Total revenues	$37,497	$35,517
Net income (loss)	(2,448)	2,682

Gain on loans sold	$11,208	$2,975
Gain on loans held-for-sale	587	9,707
Volume of loans sold	304,458	290,207

In October 2022, we acquired a 37.5% interest in Warp Speed and accounted for our ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. It was determined that our ownership percentage of Warp Speed provides that we have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $51.7 million at March 31, 2024, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net loss and income totaled $0.9 million and $1.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the mortgage pipeline was $253.2 million and $267.8 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three months ended March 31, 2024 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,391,070	$1,197,272
NOW	530,745	538,444
Savings and money markets	519,209	571,299
Time deposits, including CDs and IRAs	704,305	594,461
Total deposits	$3,145,329	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,911	$3,150

The following table presents the maturities of time deposits for the twelve month periods ended March 31:

(Dollars in thousands)
2025	$324,373
2026	116,157
2027	130,763
2028	51,732
2029	81,257
Thereafter	23
Total	$704,305

As of March 31, 2024 and December 31, 2023, overdrawn deposit accounts totaling $5.0 million and $3.8 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. As of March 31, 2024, the Bank's maximum borrowing capacity with the FHLB was $697.0 million and the remaining borrowing capacity was $683.9 million, with the difference being deposit letters of credit of $11.9 million and credit enhancement recourse obligations related to the master commitments through the FHLB's Mortgage Partnership Finance program of $1.2 million.

Short-term borrowings

As of March 31, 2024 and December 31, 2023, the Bank had no short-term borrowings with the FHLB or Federal Reserve Bank and no federal funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at end of period	$—	$—
Average balance during the period	44	17,542
Maximum month-end balance	—	—
Weighted-average rate during the period	9.14%	5.07%
Weighted-average rate at end of period	—%	—%
Long-term borrowings

As of March 31, 2024 and December 31, 2023, the Bank had no long-term borrowings with the FHLB or the Federal Reserve

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

As of March 31, 2024 and December 31, 2023, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $3.9 million and $4.9 million at March 31, 2024 and December 31, 2023, respectively, and were comprised of United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at end of period	$3,810	$4,821
Average balance during the period	2,951	5,662
Maximum month-end balance	3,810	10,041
Weighted-average rate during the period	0.01%	0.02%
Weighted-average rate at end of period	0.01%	0.01%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at end of period	$73,602	$73,540
Average balance during the period	73,571	73,415
Maximum month-end balance	73,602	73,540
Weighted-average rate during the period	4.07%	4.38%
Weighted-average rate at end of period	4.02%	4.02%

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

Senior term loan

The following table presents information related to senior term loan as of and for the periods shown:

(Dollars in thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at end of period	$6,549	$6,786
Average balance during the period	6,736	9,007
Maximum month-end balance	6,794	9,768
Weighted-average rate during the period	8.18%	8.50%
Weighted-average rate at end of period	7.63%	8.76%

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

The following table presents information pertaining to the activity in our defined benefit pension plan, using the latest available actuarial valuations with a measurement date of March 31, 2024 and 2023 for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Interest cost	$113	$113
Expected return on plan assets	(157)	(164)
Amortization of net actuarial loss	43	29
Net periodic benefit (income) cost	$(1)	$(22)
Contributions paid	$—	$—

There was no service cost or amortization of prior service cost for the three months ended March 31, 2024 and 2023.

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.4 million as of March 31, 2024 and December 31, 2023, respectively. Service cost was not material for any periods covered by this report. In February 2024, the SERP was terminated. Within the agreement, there is a one year provision for payment delay. As such, the $1.8 million obligation is scheduled to be paid in February 2025.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2024
Financial Assets:
Cash and cash equivalents	$640,426	$640,426	$640,426	$—	$—
Securities available-for-sale	349,678	349,678	—	324,815	24,863
Equity securities	41,037	41,037	3,800	—	37,237
Loans receivable, net	2,244,506	2,326,879	—	—	2,326,879
Servicing rights	1,710	1,756	—	—	1,756
Interest rate swaps	7,784	7,784	—	7,784	—
Accrued interest receivable	17,885	17,885	—	2,809	15,076
FHLB Stock	2,088	2,088	—	2,088	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$3,145,329	$3,102,867	$—	$3,102,867	$—
Repurchase agreements	3,810	3,810	—	3,810	—
Interest rate swaps	7,784	7,784	—	7,784	—
Fair value hedge	729	729	—	729	—
Accrued interest payable	3,064	3,064	—	3,064	—
Senior term loan	6,549	6,503	—	6,503	—
Subordinated debt	73,602	60,133	—	60,133	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$398,229	$398,229	$398,229	$—	$—
Securities available-for-sale	345,275	345,275	—	319,530	25,745
Equity securities	41,086	41,086	3,590	—	37,496
Loans held-for-sale	629	629	—	629	—
Loans receivable, net	2,295,470	2,230,279	—	—	2,230,279
Servicing rights	1,768	1,799	—	—	1,799
Interest rate swaps	6,249	6,249	—	6,249	—
Accrued interest receivable	15,267	15,267	—	2,836	12,431
FHLB Stock	2,094	2,094	—	2,094	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,901,476	$2,587,246	$—	$2,587,246	$—
Repurchase agreements	4,821	4,821	—	4,821	—
Interest rate swaps	6,249	6,249	—	6,249	—
Fair value hedge	6,111	6,111	—	6,111	—
Accrued interest payable	2,385	2,385	—	2,385	—
Senior term loan	6,786	6,786	—	6,786	—
Subordinated debt	73,540	57,234	—	57,234	—

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

The methods of determining the fair value of assets and liabilities presented in this footnote are consistent with our methodologies disclosed in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2023 Form 10-K.

Assets Measured on a Recurring Basis

As required by accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following measurements are made on a recurring basis.

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three months ended March 31, 2024. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three months ended March 31, 2024. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	March 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$39,388	$—	$39,388
United States sponsored mortgage-backed securities	—	88,017	—	88,017
United States treasury securities	—	100,563	—	100,563
Municipal securities	—	87,128	17,363	104,491
Corporate debt securities	—	8,948	—	8,948
Other securities	—	771	—	771
Equity securities	3,800	—	—	3,800
Loans held-for-sale	—	—	—	—
Interest rate swaps	—	7,784	—	7,784
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	7,784	—	7,784
Fair value hedge	—	729	—	729

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$38,408	$—	$38,408
United States sponsored mortgage-backed securities	—	82,382	—	82,382
United States treasury securities	—	100,356	—	100,356
Municipal securities	—	88,662	18,245	106,907
Corporate debt securities	—	8,942	—	8,942
Other securities	—	780	—	780
Equity securities	3,590	—	—	3,590
Loans held-for-sale	—	629	—	629
Interest rate swaps	—	6,249	—	6,249
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	6,249	—	6,249
Fair value hedge	—	6,111	—	6,111

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at December 31, 2023	$18,245	$648	$18,893
Realized and unrealized income included in earnings	1	—	1
Purchase of securities	—	—	—
Maturities/calls	(70)	—	(70)
Unrealized loss included in other comprehensive income (loss)	(813)	—	(813)
Balance at March 31, 2024	$17,363	$648	$18,011

Balance at December 31, 2022	$35,343	$787	$36,130
Realized loss included in earnings	—	(139)	(139)
Maturities/calls	(67)	—	(67)
Unrealized gain included in other comprehensive income (loss)	1,182	—	1,182
Balance at March 31, 2023	$36,458	$648	$37,106

Assets Measured on a Nonrecurring Basis

We may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a nonrecurring basis during 2024 and 2023 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible credit losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other noninterest expense.

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

The following table presents the fair value of these assets as of the periods shown:

	March 31, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$18,546	$18,546
Other real estate owned	—	—	825	825
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	37,237	37,237

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$2,891	$2,891
Other real estate owned	—	—	825	825
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	37,496	37,496

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2024
Nonrecurring measurements:
Collateral-dependent loans	$18,546	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$37,237	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$17,363	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2023
Nonrecurring measurements:
Collateral-dependent loans	$2,891	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$37,496	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$18,245	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
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

In 2023 we entered into five fixed portfolio layer method fair value swaps, designated as hedging instruments, to manage exposure to changes in fair value on fixed rate mortgages and certain fixed rate available for sale securities attributable to the designated interest rate. Four of the interest rate swaps are designated to hedge a closed portfolio of fixed rate mortgages, and one of the interest rate swaps is designated to hedge a closed portfolio of fixed rate municipal bonds. The interest rate swaps involve the payment of fixed-rate amounts to a counterparty in exchange for us receiving variable-rate payments over the life of the agreements, without the exchange of the underlying notional amount.

We designated the fair value swaps under the portfolio layer method (“PLM”). The total notional amount of the five swaps was $436.5 million as of March 31, 2024, one of which is amortizing and included a $13.5 million amortization adjustment to the notional amount at March 31, 2024. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying values of the fair value swaps on the consolidated balance sheets are also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate mortgages	Loans receivable	$478,727	$386,459	$(347)	$491,018	$390,297	$4,055
Fixed rate bonds	Investment securities available-for-sale	$58,316	$50,000	$616	$59,270	$50,000	$1,570
Total hedged assets		$537,043	$436,459	$269	$550,288	$440,297	$5,625

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

The following tables summarize outstanding financial derivative instruments as of March 31, 2024 and December 31, 2023:

		March 31, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$436,459	$(729)	$5,382

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	143,048	7,784	7,784
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	143,048	(7,784)	(7,784)

Total derivatives		$722,555	$(729)	$5,382

		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$440,297	$(6,111)	$(6,111)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,494	6,249	6,249
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,494	(6,249)	(6,249)

Total derivatives		$693,285	$(6,111)	$(6,111)

Embedded Derivative

In December 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million at March 31, 2024 and December 31, 2023, with no gain or loss for the three months ended March 31, 2024 and a loss of 0.1 million for the three months ended March 31, 2023.

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands except shares and per share data)	2024	2023
Numerator for earnings per share:
Net income from continuing operations	$4,502	$2,438
Net (income) loss attributable to noncontrolling interest	(20)	122
Net income available to common shareholders from continuing operations	4,482	2,560
Net income from discontinued operations available to common shareholders	—	8,782
Net income available to common shareholders	$4,482	$11,342

Denominator:
Weighted-average shares outstanding - basic	12,810,956	12,623,361
Effect of dilutive instruments	308,336	392,721
Weighted-average shares outstanding - diluted	13,119,292	13,016,082

Earnings per share from continuing operations - basic	$0.35	$0.20
Earnings per share from discontinued operations - basic	$—	$0.70
Earnings per common share - basic	$0.35	$0.90
Earnings per share from continuing operations - diluted	$0.34	$0.20
Earnings per share from discontinued operations - diluted	$—	$0.67
Earnings per share common share - diluted	$0.34	$0.87

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	171,960	140,666

Note 13 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$658	$(1,536)	Gain (loss) on sale of available-for-sale securities
Income tax effect	(158)	369	Income taxes
Realized gain (loss) recognized in income, net of tax	500	(1,167)
Defined benefit pension plan items
Amortization of net actuarial loss	(43)	$(29)	Salaries and employee benefits
Income tax effect	10	7	Income taxes
Defined benefit pension plan items, net of tax	(33)	(22)
Investment hedge
Carrying value adjustment	—	334	Interest on investment securities
Income tax effect	—	(80)	Income taxes
Investment hedge, net of tax	—	254

Total reclassifications	$467	$(935)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income (loss) before reclassification	(1,957)	456	—	(1,501)
Amounts reclassified from accumulated other comprehensive income (loss)	(500)	33	—	(467)
Net current period other comprehensive income (loss)	(2,457)	489	—	(1,968)
Balance at March 31, 2024	$(28,328)	$(2,505)	$34	$(30,799)

Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	5,852	(21)	—	5,831
Amounts reclassified from accumulated other comprehensive income (loss)	1,167	22	(254)	935
Net current period other comprehensive income (loss)	7,019	1	(254)	6,766
Balance at March 31, 2023	$(27,810)	$(3,128)	$—	$(30,938)

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended March 31, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$49,942	$103	$2	$—	$(17)	$50,030
Interest expense	18,927	—	959	22	(17)	19,891
Net interest income (expense)	31,015	103	(957)	(22)	—	30,139
Provision for credit losses	1,997	—	—	—	—	1,997
Net interest income (expense) after provision for credit losses	29,018	103	(957)	(22)	—	28,142

Noninterest income	7,521	(1,129)	2,265	3,264	(4,087)	7,834

Noninterest Expenses:
Salaries and employee benefits	9,823	—	4,678	1,988	—	16,489
Other expenses	13,821	—	1,841	2,127	(4,087)	13,702
Total noninterest expenses	23,644	—	6,519	4,115	(4,087)	30,191

Income (loss), before income taxes	12,895	(1,026)	(5,211)	(873)	—	5,785
Income taxes	2,878	(229)	(1,157)	(209)	—	1,283
Net income (loss), before noncontrolling interest	10,017	(797)	(4,054)	(664)	—	4,502
Net income attributable to noncontrolling interest	—	—	—	(20)	—	(20)
Net income (loss) available to common shareholders	$10,017	$(797)	$(4,054)	$(684)	$—	$4,482

Capital expenditures for the three months ended March 31, 2024	$652	$—	$11	$258	$—	$921
Total assets as of March 31, 2024	$3,489,684	$84,448	$347,031	$16,633	$(390,406)	$3,547,390
Total assets as of December 31, 2023	$3,255,369	$83,909	$345,314	$17,728	$(388,438)	$3,313,882
Goodwill as of March 31, 2024	$—	$—	$—	$2,838	$—	$2,838
Goodwill as of December 31, 2023	$—	$—	$—	$2,838	$—	$2,838

Three Months Ended March 31, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$44,662	$105	$33	$(6)	$(31)	$44,763
Interest expense	11,041	—	993	31	(31)	12,034
Net interest income (expense)	33,621	105	(960)	(37)	—	32,729
Provision for loan losses	4,576	—	—		—	4,576
Net interest income (expense) after provision for loan losses	29,045	105	(960)	(37)	—	28,153

Noninterest income	3,018	(1,186)	2,410	1,784	(2,959)	3,067

Noninterest Expenses:
Salaries and employee benefits	9,051	—	4,950	2,745	—	16,746
Other expenses	11,054	34	1,917	1,525	(2,959)	11,571
Total noninterest expenses	20,105	34	6,867	4,270	(2,959)	28,317

Income (loss), before income taxes	11,958	(1,115)	(5,417)	(2,523)	—	2,903
Income taxes	2,515	(504)	(942)	(604)	—	465
Net income (loss) from continuing operations	9,443	(611)	(4,475)	(1,919)	—	2,438
Income from discontinued operations, before income taxes	—	—	—	11,831	—	11,831
Income taxes - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss), before noncontrolling interest	9,443	(611)	(4,475)	6,863	—	11,220
Net loss attributable to noncontrolling interest	—	—	—	122	—	122
Net income (loss) available to common shareholders	$9,443	$(611)	$(4,475)	$6,985	$—	$11,342

Capital expenditures for the three months ended March 31, 2023	$337	$—	$—	$571	$—	$908

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

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale. During the three months ended March 31, 2024, we have paid $1.2 million in fees related to this contract.

Chartwell's net income is presented in income from discontinued operations for all periods shown. Prior period balances have been reclassified to conform with this presentation.

The following table presents the major classes of net income from discontinued operations for the periods shown:

Three Months Ended March 31,
(Dollars in thousands)	2023
Compliance consulting income	$2,369
Gain on sale of discontinued operations	11,800
Total income	$14,169

Salaries and employee benefits	$2,082
Other expenses	256
Total expenses	$2,338

Income, before income taxes	$11,831
Income taxes	3,049
Net income from discontinued operations	$8,782

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and accompanying notes and other detailed information appearing in the 2023 Form 10-K. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. See the “Forward-Looking Statements” section of this report for further information on forward-looking statements.

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily brought on by an environment of increasing interest rates, a slowing economy and multiple high-profile bank failures that occurred during the first half of 2023. Interest rates have remained at an elevated level through March 31, 2024 as the Federal Reserve raised its key interest rate to a range of 4.25% to 4.5%. Lower loan balances are the result of slower market demand and deliberate efforts to improve balance sheet liquidity. We remain committed to our key Fintech industries of gaming and payments. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Current Market Conditions

There continues to be a focus on liquidity after the events in March 2023, when certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could have a material adverse affect on our business. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit base outflows and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low cost source of funds. As of March 31, 2024 and March 31, 2023, our liquid assets totaled $737.3 million and $711.8 million, respectively, which we believe would enable us to meet our cash obligations as they come due.

Financial Results

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

During the three months ended March 31, 2024, net interest income decreased $2.6 million, noninterest income increased $4.8 million and noninterest expenses increased by $1.9 million compared to the three months ended March 31, 2023. Our tax- equivalent yield on earning assets in the three months ended March 31, 2024 was 6.34% compared to 6.00% in the three months ended March 31, 2023. Loans receivable decreased by $50.3 million to $2.27 billion during the three months ended March 31, 2024. Our overall cost of interest-bearing liabilities was 4.22% in the three months ended March 31, 2024 compared to 2.95% in the three months ended March 31, 2023. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.83% in the three months ended March 31, 2024, compared to 4.40% in the three months ended March 31, 2023.

Our net income for the three months ended March 31, 2024 was $4.5 million compared to $11.3 million in the three months ended March 31, 2023. Earnings for the three months ended March 31, 2024 equated to a return on average assets of 0.5% and a return on average equity of 6.2%, compared to the three months ended March 31, 2023 results of 1.4% and 16.1%, respectively. Basic and diluted earnings per share were $0.35 and $0.34, respectively, for the three months ended March 31, 2024, compared to $0.90 and $0.87, respectively, for the three months ended March 31, 2023.

Net Interest Income and Net Interest Margin (Average Balance Schedules)

The following tables present information regarding (i) average balances, the total dollar amount of interest income from interest earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) the interest rate spread; (iv) net interest income and margin; and (v) net interest income and margin (on a tax-equivalent basis) as of and for the periods shown. The average balances presented are derived from daily average balances.

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$549,894	$7,341	5.37%	$285,102	$3153	4.49%
Investment securities:
Taxable	246,091	1,743	2.85	236,574	1,848	3.17
Tax-exempt [2]	106,309	887	3.36	137,799	1,308	3.85
Loans and loans held-for-sale: [1]
Commercial	1,626,286	32,152	7.95	1,620,509	28,538	7.14
Tax exempt [2]	3,373	37	4.41	3,944	43	4.42
Real estate	576,148	6,612	4.62	621,388	6,295	4.11
Consumer	77,300	1,452	7.55	137,547	3,862	11.39
Total loans	2,283,107	40,253	7.09	2,383,388	38,738	6.59
Total earning assets	3,185,401	50,224	6.34	3,042,863	45,047	6.00
Less: Allowance for credit losses	(22,258)			(30,135)
Cash and due from banks	5,405			243
Other assets	335,029			339,676
Total assets	$3,503,577			$3,352,647

Liabilities
Deposits:
NOW	$555,530	$4,929	3.57%	$796,901	$4,661	2.37%
Money market checking	408,764	3,759	3.70	209,227	928	1.80
Savings	163,611	1,640	4.03	93,297	641	2.79
IRAs	7,762	74	3.83	6,151	27	1.78
CDs	674,611	8,529	5.08	386,144	3,896	4.09
Repurchase agreements and federal funds sold	2,951	—	—	7,612	1	0.05
FHLB and other borrowings	44	1	9.14	71,166	888	5.06
Senior term loan	6,736	150	8.96	9,765	194	8.06
Subordinated debt	73,571	809	4.42	73,318	798	4.41
Total interest-bearing liabilities	1,893,580	19,891	4.22	1,653,581	12,034	2.95
Noninterest-bearing demand deposits	1,279,194			1,380,516
Other liabilities	42,017			37,087
Total liabilities	3,214,791			3,071,184

Stockholders’ equity
Common stock	13,659			13,471
Paid-in capital	161,532			153,389
Treasury stock	(16,741)			(16,741)
Retained earnings	160,933			166,426
Accumulated other comprehensive loss	(30,559)			(35,345)
Total stockholders’ equity	288,824			281,200
Noncontrolling interest	(38)			263
Total stockholders’ equity attributable to parent	288,786			281,463
Total liabilities and stockholders’ equity	$3,503,577			$3,352,647

Net interest spread (tax-equivalent)			2.12%			3.05%
Net interest income and margin (tax-equivalent) [2]		$30,333	3.83%		$33,013	4.40%
Less: Tax-equivalent adjustments		$(194)			$(284)
Net interest spread			2.10%			3.02%
Net interest income and margin		$30,139	3.81%		$32,729	4.36%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended March 31, 2024 and 2023, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net interest margin - U.S. GAAP basis
Net interest income	$30,139	$32,729
Average interest-earning assets	3,185,401	3,042,863
Net interest margin	3.81%	4.36%

Net interest margin - non-U.S. GAAP basis
Net interest income	$30,139	$32,729
Impact of fully tax-equivalent adjustment	194	284
Net interest income on a fully tax-equivalent basis	$30,333	$33,013
Average interest-earning assets	$3,185,401	$3,042,863
Net interest margin on a fully tax-equivalent basis	3.83%	4.40%

Key Metrics

	As of and for the three months ended March 31,
(Dollars in thousands, except per share data)	2024	2023
Book value per common share	$22.73	$21.43
Tangible book value per common share [5]	$22.48	$21.17
Efficiency ratio 1 5	79.5%	61.4%
Overhead ratio 2 3 5	3.4%	3.4%
Net loan charge-offs to total loans [4]	0.2%	0.3%
Allowance for credit losses to total loans [6]	1.0%	1.5%
Nonperforming loans	$7,546	$13,085
Nonperforming loans to total loans	0.3%	0.6%
Equity to assets	8.2%	7.6%
Community Bank Leverage Ratio	10.1%	10.0%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Charge-offs less recoveries
5 Non-U.S. GAAP metric
6 Excludes loans held-for-sale

Tangible book value (“TBV”) per common share was $22.48 and $21.17 as of March 31, 2024 and March 31, 2023, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of March 31,
(Dollars in thousands, except per share data)	2024	2023
Goodwill	$2,838	$2,838
Intangibles	330	420
Total intangibles	$3,168	$3,258

Total equity attributable to parent	$291,850	$271,131
Less: Total intangibles	(3,168)	(3,258)
Tangible common equity	$288,682	$267,873

Tangible common equity	$288,682	$267,873
Common shares outstanding (000s)	12,841	12,653
Tangible book value per common share	$22.48	$21.17

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

In 2023, the Federal Reserve raised its key interest rate to a range of 4.25% to 4.5% as of December 31, 2023 and remains at this rate as of March 31, 2024. We continually analyze methods to deploy assets into an earning asset mix to result in a stronger net interest margin.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Net interest margin on a tax-equivalent basis was 3.83% for the three months ended March 31, 2024 compared to 4.40% for the three months ended March 31, 2023. The decrease in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by investment yields. Tax-equivalent net interest spread was 2.12% for the three months ended March 31, 2024 compared to 3.05% for the three months ended March 31, 2023. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 171 basis points in the three months ended March 31, 2024 compared to 135 basis points in the three months ended March 31, 2023 driven by the increase in interest expense outpacing the increase in average assets.

During the three months ended March 31, 2024, net interest income decreased by $2.6 million, or 7.9%, to $30.1 million from $32.7 million during the three months ended March 31, 2023. Average total earning assets were $3.19 billion in the three months ended March 31, 2024 compared to $3.04 billion in the three months ended March 31, 2023. Total interest income increased by $5.3 million, or 11.8%, to $50.0 million in the three months ended March 31, 2024 from $44.8 million in the three months ended March 31, 2023 driven by an increase in total earning assets, including interest bearing deposits with other banks. Average total loans decreased to $2.28 billion in the three months ended March 31, 2024 from $2.38 billion in the three months ended March 31, 2023, primarily as the result of a $45.2 million decrease in average real estate loans and an $60.2 million decrease in average consumer loans. The yield on total loans increased 50 basis points.

Average investment securities decreased $22.0 million as the result of a $31.5 million decrease in tax-exempt investments, partially offset by a $9.5 million increase in taxable investments during three months ended March 31, 2024, compared to three months ended March 31, 2023. The yield on tax-exempt securities decreased 49 basis points, and the taxable securities yield decreased 32 basis points driven by a decline in interest income associated with available-for-sale investment security fair value hedges.

Average interest-bearing liabilities increased by $240.0 million for three months ended March 31, 2024 from three months ended March 31, 2023. The increase was primarily the result of average balance increases of $288.5 million in certificates of deposit and $199.5 million in money market checking deposits, partially offset by a decrease of $241.4 million in NOW accounts.

Average interest-bearing deposits were $1.81 billion for the three months ended March 31, 2024 and $1.49 billion for the three months ended March 31, 2023. Total interest expense increased by $7.9 million, caused primarily by a $8.8 million increase in deposit interest. The result was a 127 basis point increase in the cost of interest-bearing liabilities, primarily driven by increases in interest rates.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. Credit loss provisions were $2.0 million for the three months ended March 31, 2024 and $4.6 million for the three months ended March 31, 2023, respectively. The decrease in credit loss provision is the result of lower calculated loss rates and lower portfolio balances across most of the pooled loan segments. The Bank did see an increase in loss rates in the other construction loan segment, which had an amortized cost basis of $128.9 million at March 31, 2024.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Total loans decreased $50.3 million during the three months ended March 31, 2024, compared to an decrease of $11.4 million in the three months ended March 31, 2023. The decline in loan balances compared to the prior quarters primarily reflects amortization of the loan portfolio and the Bank’s purposeful effort to improve the overall strength of the loan portfolio through selective originations. The commercial loan portfolio decreased by $34.0 million during the three months ended March 31, 2024, as compared to an decrease of $55.1 million in the three months ended March 31, 2023, while the residential mortgage loan portfolio decreased by $12.1 million during the three months ended March 31, 2024, as compared to a $98.0 million increase during the three months ended March 31, 2023. Additionally, our consumer loan portfolio decreased by $2.7 million during the three months ended March 31, 2024, while it decreased by $52.9 million in the three months ended March 31, 2023. Net charge-offs totaled $1.3 million and $1.7 million during the three months ended March 31, 2024 and 2023, respectively.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Noninterest income for the three months ended March 31, 2024 and 2023 totaled $7.8 million and $3.1 million, respectively. The increase in noninterest income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily the result of an increase of $2.2 million in gain on sale of available-for-sale investment securities, an increase of $1.2 million in payment card and service charge income and an increase of $0.6 million in other operating income. Loss on sale of loans decreased $0.4 million, as a result of losses on the sale of subprime automobile loans during the three months ended March 31, 2023, with no comparable losses in the current quarter.

Noninterest Expense

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Noninterest expense was $30.2 million and $28.3 million in the three months ended March 31, 2024 and 2023, respectively. Approximately 55% and 59% of noninterest expense for the three months ended March 31, 2024 and 2023, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations.

The increase of noninterest expense relative to the three months ended March 31 2023 primarily reflects an increase of professional fees of $2.8 million attributable to actions taken in response to the market events in March 2023 to further enhance risk management and compliance-related infrastructure.

Return on Assets and Equity

Assets

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Our return on average assets was 0.5% for the three months ended March 31, 2024, compared to 1.4% for the three months ended March 31, 2023. The decreased return in the three months ended March 31, 2024 is the result of a $6.9 million decrease in earnings, while average total assets increased by $150.9 million, mainly as the result of a $264.8 million increase in average interest-bearing balances with banks, partially offset by a $100.3 million decrease in average total loans.

Equity

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

Our return on average stockholders’ equity was 6.2% for the three months ended March 31, 2024, compared to 16.1% for the three months ended March 31, 2023. The decreased return in the three months ended March 31, 2024 is a result of an $6.9 million decrease in earnings, while average equity increased by $7.3 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $640.4 million at March 31, 2024, compared to $398.2 million at December 31, 2023. The increase in cash and cash equivalents reflects seasonal increases due to tax season driven by a BaaS relationship. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $390.7 million at March 31, 2024, compared to $386.4 million at December 31, 2023. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Available-for-sale securities:
United States government agency securities	$39,388	$38,408
United States sponsored mortgage-backed securities	88,017	82,382
United States treasury securities	100,563	100,356
Municipal securities	104,491	106,907
Corporate debt securities	8,948	8,942
Other debt securities	7,500	7,500
Other securities	771	780
Investment securities available-for-sale	$349,678	$345,275

Equity securities	$41,037	$41,086

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

Our equity securities primarily consist of investments in private entities within the Fintech industry and these investments may not be as liquid as our investments in other types of securities.

Loans

Our loan portfolio totaled $2.27 billion as of March 31, 2024 and $2.32 billion as of December 31, 2023. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina and South Carolina. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At March 31, 2024 and December 31, 2023, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and they are diverse with respect to geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 22% of our total loan portfolio as of March 31, 2024.

Allowance for Credit Losses

The ACL was $22.8 million, or 1.01% of loans receivable, at March 31, 2024, compared to $22.1 million, or 1.00% of loans receivable, at December 31, 2023. The $0.7 million increase in the ACL was primarily impacted by an increase in provision needed for individually analyzed loans of $1.5 million. Additionally, over the three months ended March 31, 2024, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculation resulted in allowance increases of $0.4 million to the other construction segment. These increases have been offset by allowance decreases of $0.5 million to the consumer auto and $0.4 million to the commercial and industrial segments, respectively. All other segments combined experienced an allowance decrease of $0.4 million. Bank management's expectations are that the markets in which it lends will experience economic improvements over the next 12 to 24 months, and most decreases in estimated loss rates have been further buoyed by decreases in loan balances in the three months ended March 31, 2024. This results in marginally lower allocation rates, against slightly lower loan balances, resulting in an overall lower allowance needed for the pooled loan portfolio. However, this has been more than offset by the increase in allowance needed by the individually analyzed loans. The increases to the ACL totaled $0.6 million and combined with net charge offs to date of $1.3 million, resulted in total credit loss provision of $0.7 million over the three months ended March 31, 2024. Net charge-offs for the three months ended March 31, 2024 included $0.6 million related to a SBA loan secured by business assets, $0.5 million related to the subprime consumer automotive segment and $0.4 million related to a commercial client in the energy industry.

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

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings when evaluating funding sources. Deposits remain the most significant source of funds, totaling $3.15 billion, or 97.4% of funding sources at March 31, 2024. This same information at December 31, 2023 reflected $2.90 billion in deposits representing 97.1% of funding sources. Borrowings, consisting of subordinated debt, senior term loan and FHLB and other borrowings represented 2.5% of funding sources at March 31, 2024, versus 2.7% at December 31, 2023. Repurchase agreements, which are available to large corporate customers, represented 0.1% of funding sources at March 31, 2024 and 0.2% at December 31, 2023.

At March 31, 2024, noninterest-bearing balances totaled $1.39 billion, compared to $1.20 billion at December 31, 2023, or 44.2% and 41.3%, respectively, of total deposits. Interest-bearing deposits totaled $1.75 billion at March 31, 2024, compared to $1.70 billion at December 31, 2023.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$1,391,070	$1,197,272
NOW	530,745	538,444
Savings and money markets	519,209	571,299
Time deposits, including CDs and IRAs	704,305	594,461
Total deposits	$3,145,329	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,911	$3,150

Average interest-bearing deposits were $1.81 billion during the three months ended March 31, 2024, compared to $1.49 billion during the same time period in 2023 and average noninterest-bearing deposits were $1.28 billion during the three months ended March 31, 2024 compared to $1.38 billion during the same time period in 2023.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and has sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holders' deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.5 billion at March 31, 2024 and $1.1 billion at December 31, 2023 and represent gaming, banking-as-a-service and digital asset clients.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB, Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Deposit Concentration

Our four primary Fintech deposit verticals are gaming, payments, banking-as-a-service and digital assets, with deposits totaling $257.6 million, $417.9 million, $357.6 million and $339.1 million as of March 31, 2024, respectively, compared to $354.1 million, $449.8 million, $251.6 million and $188.4 million as of December 31, 2023, respectively. Of the gaming deposits, $199.3 million is with our three largest gaming clients at March 31, 2024. Of the digital asset deposits, $309.5 million is with our largest digital asset client at March 31, 2024.

Capital Resources

During the three months ended March 31, 2024, stockholders’ equity increased $2.5 million to $291.8 million. This increase consists of net income of $4.5 million, common stock options exercised of $1.2 million and stock based compensation of $0.9 million, offset by cash dividends paid of $2.2 million and other comprehensive loss of $2.0 million.

The growth in assets of $233.5 million in the three months ended March 31, 2024 outpaced the growth in stockholders' equity, and the equity to assets ratio decreased from 8.7% at December 31, 2023 to 8.2% at March 31, 2024. We paid dividends to common shareholders of $2.2 million and $2.1 million in the three months ended March 31, 2024 and 2023, respectively, compared to earnings of $4.5 million and $11.3 million in the three months ended March 31, 2024 and 2023, respectively, resulting in the dividend payout ratio increasing to 48.7% in the three months ended March 31, 2024 from 18.9% in the three months ended March 31, 2023.

We and the Bank are also subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. The Bank is required to comply with applicable capital adequacy standards established by the federal banking agencies. West Virginia state chartered banks, such as the Bank, are subject to similar capital requirements adopted by the West Virginia Division of Financial Institutions. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets companies hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, 100% or 150% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning our risk-based capital ratios can be found in Supervision and Regulation in Item 1, Business and Note 16 – Regulatory Capital Requirements to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of the 2023 Form 10-K.

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
●    Cannot be an advanced approaches banking organization; and
●    Leverage ratio greater than 9%.

The Bank's CBLR at March 31, 2024 was 10.1%, which is above the well-capitalized standard of 9%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $737.3 million and $711.8 million as of March 31, 2024 and 2023, respectively. These sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the three months ended March 31, 2024, cash used in operating activities totaled $25.3 million, while cash from investing and financing activities totaled $25.8 million and $241.7 million, respectively. Significant changes in cash flows during the quarter include inflows from the net increase in deposits of $243.9 million, net change in loans of $49.3 million and sales of available-for-sale investment securities of $11.7 million, partially offset by an outflow of $34.8 million to purchase available-for-sale investment securities.

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

We believe that the current economic climate in our primary market areas reflect economic climates that are consistent with the general national economic climate. Unemployment in the United States was 3.9% for March 2024 and 3.6% for March 2023.

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

There have been no significant changes to our critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the consolidated financial statements and accompanying notes contained in the 2023 Form 10-K.

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

Our Board of Directors has established a comprehensive interest rate risk management policy, which is administered by the ALCO. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income (a measure of net interest income at risk) and the fair value of equity capital (a measure of economic value of equity, or “EVE”, at risk) resulting from a hypothetical change in interest rates. We measure the potential adverse impacts that changing interest rates may have on short-term earnings, long-term value and liquidity by employing simulation analysis through the use of computer modeling. The simulation model captures optionality factors such as call features and interest rate caps and floors embedded in investment and loan portfolio contracts. As with any method of gauging interest rate risk, there are certain shortcomings inherent in the interest rate modeling methodology employed. When interest rates change, actual movements in different categories of interest-earning assets and interest-bearing liabilities, loan prepayments and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model. Finally, the methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan customers’ ability to service their debts or the impact of rate changes on demand for loan and deposit products.

A base case forecast is prepared using market consensus rate forecasts and alternative simulations reflecting more and less extreme behavior of rates each quarter. The analysis is presented to the ALCO and the Board of Directors. In addition, more frequent forecasts are produced when interest rates are particularly uncertain, when other business conditions so dictate or when necessary to model potential balance sheet changes.

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

As of March 31, 2024, we are shown in an asset sensitive position in down rate environments after rate shocks. Management continuously strives to reduce higher cost fixed rate funding instruments, while increasing assets that are more fluid in their repricing. Theoretically, an asset sensitive position is more favorable in a rising rate environment, since more assets than liabilities will reprice in a given time frame as interest rates rise. Similarly, a liability sensitive position is theoretically favorable in a declining interest rate environment, since more liabilities than assets will reprice in a given time frame as interest rates decline. Management works to maintain a consistent spread between yields on assets and costs of deposits and borrowings, regardless of the direction of interest rates.

Estimated Changes in Net Interest Income
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(25.0)%	(20.0)%	(15.0)%	(10.0)%	(10.0)%	(15.0)%	(20.0)%	(25.0)%
March 31, 2024	25.7%	19.3%	12.9%	6.6%	(7.6)%	(15.1)%	(22.8)%	(30.5)%
March 31, 2023	37.0%	26.9%	16.7%	7.0%	(12.5)%	(23.2)%	(34.2)%	(38.4)%

Net interest income sensitivity is tested by using shocking a forward rate curve. The change in income is then examined in scenarios where the rate curve is shocked up or down in a parallel shock. Deposit repricing during the last year lagged the movement of the Fed Funds Rate. As these increases have been realized, interest expense is higher in a flat rate scenario. However, the betas for deposit repricing allow interest expense to increase more in up rates and decrease more in down rates in 2024 than during 2023.

At March 31, 2024, the expectation is for rates to remain stable, or see very small drops, throughout the rest of the year, with potential rate drops occurring in year two, with another stabilization moving forward. There is impact in a down rate environment as the bank deals heavily in variable rate loans and deposits.

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

The paragraph above discusses net interest income at risk in various shock scenarios; scenarios in which interest rates immediately move by a large margin. Our net interest income profile exhibits declining net interest income when rates fall gradually, but the impact is not as extreme as is suggested in a shock scenario. A gradual interest rate decline scenario generally smooths the impact of falling rates over a 12-month and 24-month period. Our expectation is that over any given one to two year period, interest rates will likely move at a gradual pace.

As interest rates fall, mortgage companies expect to experience a higher volume of loan originations and refinance activity. This benefit is not reflected in measures of net interest income at risk, as origination and refinance activity are classified as income from an equity method investment. This increase in equity method investment income represents a benefit to net income that offsets the losses to net interest income experienced in a falling rate environment.

The measures of equity value at risk indicate the ongoing economic value of us by considering the effects of changes in interest rates on all of our cash flows and by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of the assets and liabilities is the economic value of equity, which theoretically approximates the fair value of our net assets

Estimated Changes in EVE
Change in interest rates	+400 bp	+300 bp	+200 bp	+100 bp	-100 bp	-200 bp	-300 bp	-400 bp
Policy Limit	(35.0)%	(25.0)%	(17.0)%	(12.0)%	(12.0)%	(17.0)%	(25.0)%	(35.0)%
March 31, 2024	13.3%	9.9%	6.5%	3.0%	(6.9)%	(13.3)%	(21.1)%	(29.0)%
March 31, 2023	3.2%	2.0%	0.3%	0.6%	(2.5)%	(5.5)%	(9.9)%	(14.1)%

The EVE was stable across rate changing scenarios for 2023. The Fed Funds Rate increased significantly during 2022. The full effect of this rate movement was not fully realized in the deposit portfolio until 2023. Throughout 2023, in the rising rate environment, interest-bearing deposits were repriced, leading to increased cost of funds. The significant change in rates also drove previously noninterest-bearing deposits into new interest-bearing account types. This migration of noninterest-bearing deposits to interest-bearing impacted the cost of interest-bearing liabilities. This impact drove the cost of interest-bearing liabilities up, allowing the cost to behave similar to the discount rate applied to cash flows. These changes in rates took place in 2023. Any further deposit repricing would also be a major driver in the EVE calculation differences.

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

Item 4 – Controls and Procedures

As of March 31, 2024, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Our operations are subject to many risks that could adversely affect our future financial condition and performance, including the risk factors that are described in the 2023 Form 10-K. There have been no material changes in our risk factors from those disclosed.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	May 7, 2024	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)