Form 10-Q
period 2024-06-30
MVB FINANCIAL CORP
filed 2024-08-08
CIK 1277902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
As of August 6, 2024, there were 12,927,962 shares of our common stock outstanding with a par value of $1.00 per share.

Forward-Looking Statements:

Statements in this Quarterly Report on Form 10-Q, other than statements that are based on historical data, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others, statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations and future financial condition, results of operations and performance of the Company and its subsidiaries (collectively, “we,” “our,” or “us”), including MVB Bank, Inc. (the “Bank”), and statements preceded by, followed by or that include the words “may,” “could,” “should,” “would,” “will,” “believe,” “anticipate,” “estimate,” “target,” “expect,” “intend,” “plan,” “projects,” “outlook” or the negative of those terms or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing our view as of any subsequent date. Forward-looking statements involve significant risks and uncertainties (both known and unknown) and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that might cause such differences include, but are not limited to:

●	interest rate fluctuations in response to economic conditions and the policies of various governmental and regulatory agencies;
●	changes in the economy, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, nationally and in the markets in which we operate;
●	changes in financial market conditions in areas in which we conduct operations, including, without limitation, changes in deposit flows, the cost of funds, reduced rates of business formation and growth, commercial and residential real estate development and real estate prices;
●	evolving legislation and heightened regulatory scrutiny in emerging financial technology ("Fintech") and banking-as-a-service sectors;
●	changes in the existing regulatory framework for brokered deposits and potential reclassification of certain banking-as-a-service deposits as brokered deposits in light of proposed rulemaking or application of the current deposit framework by the Federal Deposit Insurance Corporation (“FDIC”) to the Bank's banking-as-a-service deposits;
●	our ability to recruit, retain and train talented employees and executives with such knowledge, experience and industry expertise to understand and comply with evolving legislation and regulations and to successfully implement succession plans for such employees and executives;
●	ability to adapt to technological change, to maintain secure and reliable information and technology systems, and to successfully execute business plans, manage risks and achieve objectives, including strategies related to investments in Fintech;
●	market, economic, operational, liquidity, credit and interest rate risks associated with our business;
●	changes, volatility and disruption in local, national and international political and economic conditions, including, without limitation, major developments such as wars, climate change and natural disasters, epidemics and pandemics and any governmental or societal responses thereto, military actions, terrorist attacks and geopolitical conflict;
●	unanticipated changes in our liquidity position, including, but not limited to, changes in access to sources of liquidity and capital to address our liquidity needs;
●	changes in volume or composition of our deposit base, including certain concentrations with large clients and within certain industries, such as gaming, payments and banking-as-a-service;
●	the quality and composition of our loan and securities portfolios;
●	ability to successfully conduct acquisitions and integrate acquired businesses and potential difficulties in expanding businesses in existing and new markets;
●	ability to successfully manage credit risk and the sufficiency of allowance for credit losses;
●	increases in the levels of losses, customer bankruptcies, bank failures, claims and assessments;
●	changes in government legislation and accounting policies, including, but not limited to, Financial Accounting Standards
Board (“FASB”) policies and procedures, Federal Reserve policies in connection with continued inflationary pressures, the Dodd-Frank Act and Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), as well as the impact of the 2024 U.S. Presidential election;
●	competition and consolidation in the financial services industry;
●	new legal claims against us, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies or changes in existing legal matters;
●	success in gaining regulatory approvals, when required, including for proposed mergers or acquisitions;

●	changes in consumer spending and savings habits, including demand for loan products and deposit flow;
●	increased competitive challenges and expanding product and pricing pressures among financial institutions and non-bank financial companies;
●	operational risks or risk management failures by us, our customers or critical third parties, including without limitation, with respect to data processing, information systems, compliance with bank secrecy and anti-money laundering laws, technological changes, vendor problems, business interruptions and fraud risk;
●	increasing risk of continually evolving, sophisticated cybersecurity activities faced by financial institutions and others, including new developments in artificial intelligence, machine learning, and robotics, that may create new vulnerabilities and cybersecurity risks and could result in, among other things, theft, loss, misuse or disclosure of confidential client, customer or corporate information or assets and a disruption of computer, software or network systems and the potential impact from such risks, including reputational damage, regulatory penalties, loss of revenues, additional costs (including repair, remediation and other costs), exposure to litigation and other financial losses;
●	risks, uncertainties and losses involved with the developing digital assets industry, including the evolving regulatory framework;
●	failure or circumvention of internal controls;
●	legislative or regulatory changes which adversely affect our operations or business, including the possibility of increased regulatory oversight due to changes in the nature and complexity of our business model;
●	increased emphasis by regulators on federal and state consumer protection laws that extensively govern customer relationships;
●	risks and potential losses involved with uninsured deposits beyond FDIC limitations;
●	costs of deposit insurance and changes with respect to FDIC insurance coverage levels; and
●	our ability to navigate any environmental, social, governmental or sustainability concerns that may arise from our business activities.

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

REFERENCES

Unless the context otherwise requires, references in this report to “MVB,” the “Company,” “we,” “us,” “our” and “ours” refer to the registrant, MVB Financial Corp., and its subsidiaries consolidated for the purposes of its financial statements.

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

MVB Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$3,945	$6,564
Interest-bearing balances with banks	451,572	391,665
Total cash and cash equivalents	455,517	398,229
Investment securities available-for-sale	361,254	345,275
Equity securities	41,261	41,086
Loans held-for-sale	—	629
Loans receivable	2,206,793	2,317,594
Allowance for credit losses	(22,084)	(22,124)
Loans receivable, net	2,184,709	2,295,470
Premises and equipment, net	19,540	20,928
Bank-owned life insurance	44,856	44,287
Equity method investments	75,835	75,754
Accrued interest receivable and other assets	105,032	92,224
TOTAL ASSETS	$3,288,004	$3,313,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$983,809	$1,197,272
Interest-bearing	1,899,043	1,704,204
Total deposits	2,882,852	2,901,476
Accrued interest payable and other liabilities	32,460	37,917
Repurchase agreements	2,366	4,821
Subordinated debt	73,663	73,540
Senior term loan	—	6,786
Total liabilities	2,991,341	3,024,540

STOCKHOLDERS’ EQUITY
Common stock - par value $1; 40,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 13,775,978 and 12,927,962 shares issued and outstanding, respectively, as of June 30, 2024 and 13,606,399 and 12,758,383 shares issued and outstanding, respectively, as of December 31, 2023	13,776	13,606
Additional paid-in capital	162,880	160,488
Retained earnings	165,096	160,862
Accumulated other comprehensive loss	(28,386)	(28,831)
Treasury stock - 848,016 shares as of June 30, 2024 and December 31, 2023, at cost	(16,741)	(16,741)
Total equity attributable to parent	296,625	289,384
Noncontrolling interest	38	(42)
Total stockholders' equity	296,663	289,342
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,288,004	$3,313,882

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$38,590	$39,321	$78,806	$78,016
Interest on deposits with banks	5,065	5,542	12,406	8,695
Interest on investment securities	1,905	1,229	3,648	3,077
Interest on tax-exempt loans and securities	567	939	1,297	2,006
Total interest income	46,127	47,031	96,157	91,794

INTEREST EXPENSE
Interest on deposits	17,630	16,450	36,561	26,603
Interest on short-term borrowings and repurchase agreements	5	—	6	888
Interest on subordinated debt	808	801	1,617	1,600
Interest on senior term loan	114	198	264	392
Total interest expense	18,557	17,449	38,448	29,483

NET INTEREST INCOME	27,570	29,582	57,709	62,311
Provision (release of allowance) for credit losses	254	(4,235)	2,251	341
Net interest income after provision (release of allowance) for credit losses	27,316	33,817	55,458	61,970

NONINTEREST INCOME
Payment card and service charge income	3,817	3,503	8,630	7,113
Insurance income	64	78	130	170
Gain (loss) on sale of available-for-sale securities, net	—	—	658	(1,536)
Gain (loss) on sale of equity securities, net	103	(294)	103	(294)
Loss on sale of loans, net	—	(989)	—	(1,345)
Holding gain (loss) on equity securities	14	160	(35)	(148)
Compliance and consulting income	1,274	996	2,274	2,012
Equity method investments income (loss)	484	1,873	(644)	680
Loss on divestiture activity	—	(986)	—	(986)
Other operating income	1,386	2,078	3,860	3,820
Total noninterest income	7,142	6,419	14,976	9,486

NONINTEREST EXPENSES
Salaries and employee benefits	15,949	15,746	32,438	32,492
Occupancy expense	949	1,090	1,813	1,882
Equipment depreciation and maintenance	1,218	1,451	2,434	2,908
Data processing and communications	1,313	1,118	2,772	2,266
Professional fees	5,192	3,948	10,929	6,899
Insurance, tax and assessment expense	1,085	1,131	1,977	2,035
Travel, entertainment, dues and subscriptions	1,433	2,137	2,984	4,059
Other operating expenses	1,791	3,661	3,774	6,058
Total noninterest expense	28,930	30,282	59,121	58,599
Income from continuing operations, before income taxes	5,528	9,954	11,313	12,857
Income taxes	1,379	1,956	2,662	2,421
Net income from continuing operations	4,149	7,998	8,651	10,436

Income from discontinued operations, before income taxes	—	—	—	11,831
Income taxes from discontinued operations	—	—	—	3,049
Net income from discontinued operations	—	—	—	8,782
Net income, before noncontrolling interest	4,149	7,998	8,651	19,218
Net (income) loss attributable to noncontrolling interest	(60)	114	(80)	236
Net income attributable to parent	$4,089	$8,112	$8,571	$19,454

Earnings per share from continuing operations - basic	$0.32	$0.64	$0.67	$0.84
Earnings per share from discontinued operations - basic	$—	$—	$—	$0.69
Earnings per common shareholder - basic	$0.32	$0.64	$0.67	$1.54
Earnings per share from continuing operations - diluted	$0.31	$0.63	$0.66	$0.82
Earnings per share from discontinued operations - diluted	$—	$—	$—	$0.68
Earnings per common shareholder - diluted	$0.31	$0.63	$0.66	$1.50
Weighted-average shares outstanding - basic	12,883,426	12,689,669	12,847,191	12,656,698
Weighted-average shares outstanding - diluted	13,045,660	12,915,294	13,058,791	12,959,725

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income, before noncontrolling interest	$4,149	$7,998	$8,651	$19,218

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	2,833	(5,087)	257	2,617
Reclassification adjustment for (gain) loss recognized in income	—	—	(658)	1,536
Change in defined benefit pension plan	301	371	902	343
Reclassification adjustment for amortization of net actuarial loss recognized in income	43	29	86	58
Reclassification adjustment for investment hedge carrying value adjustment recognized in income	—	45	—	(289)
Other comprehensive income (loss), before tax	3,177	(4,642)	587	4,265

Income taxes related to items of other comprehensive loss:
Unrealized holding gains (losses) on securities available-for-sale	(681)	1,223	(62)	(629)
Reclassification adjustment for (gain) loss recognized in income	—	—	158	(369)
Change in defined benefit pension plan	(73)	(89)	(218)	(82)
Reclassification adjustment for amortization of net actuarial loss recognized in income	(10)	(7)	(20)	(14)
Reclassification adjustment for investment hedge carrying value adjustment recognized in income	—	(11)	—	69
Income taxes related to items of other comprehensive loss:	(764)	1,116	(142)	(1,025)

Total other comprehensive income (loss), net of tax	2,413	(3,526)	445	3,240

Comprehensive (income) loss attributable to noncontrolling interest	(60)	114	(80)	236

Comprehensive income	$6,502	$4,586	$9,016	$22,694

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (Dollars in thousands except per share data)

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	13,606,399	$13,606	$160,488	$160,862	$(28,831)	848,016	$(16,741)	$289,384	$(42)	$289,342
Net income	—	—	—	4,482	—	—	—	4,482	20	4,502
Other comprehensive loss	—	—	—	—	(1,968)	—	—	(1,968)	—	(1,968)
Dividends on common stock ($0.17 per share)	—	—	—	(2,145)	—	—	—	(2,145)	—	(2,145)
Stock-based compensation	—	—	780	—	—	—	—	780	—	780
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	82,500	83	1,130	—	—	—	—	1,213	—	1,213
Balance at March 31, 2024	13,688,899	$13,689	$162,502	$163,199	$(30,799)	848,016	$(16,741)	$291,850	$(22)	$291,828

Net income (loss)	—	—	—	4,089	—	—	—	4,089	60	4,149
Other comprehensive income	—	—	—		2,413	—	—	2,413	—	2,413
Dividends on common stock ($0.17 per share)	—	—	—	(2,192)	—	—	—	(2,192)	—	(2,192)
Stock-based compensation	—	—	814	—	—	—	—	814	—	814
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	1,650	2	26	—	—	—	—	28	—	28
Restricted stock units vested	111,500	111	(111)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(26,071)	(26)	(455)	—	—	—	—	(481)	—	(481)
Balance at June 30, 2024	13,775,978	$13,776	$162,880	$165,096	$(28,386)	848,016	$(16,741)	$296,625	$38	$296,663

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock		Total stockholders' equity attributable to parent	Noncontrolling interest	Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	13,466,281	$13,466	$157,152	$144,911	$(37,704)	848,016	$(16,741)	$261,084	$307	$261,391
Net income (loss)	—	—	—	11,342	—	—	—	11,342	(122)	11,220
Other comprehensive income	—	—	—	—	6,766	—	—	6,766	—	6,766
Dividends on common stock ($0.17 per share)	—	—	—	(2,146)	—	—	—	(2,146)	—	(2,146)
Impact of adopting ASC 326, net of tax	—	—	—	(6,642)	—	—	—	(6,642)	—	(6,642)
Stock-based compensation	—	—	831	—	—	—	—	831	—	831
Stock-based compensation related to equity method investments	—	—	69	—	—	—	—	69	—	69
Common stock options exercised	4,450	4	66	—	—	—	—	70	—	70
Restricted stock units vested	43,882	44	(44)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(13,416)	(13)	(230)	—	—	—	—	(243)	—	(243)
Balance at March 31, 2023	13,501,197	$13,501	$157,844	$147,465	$(30,938)	848,016	$(16,741)	$271,131	$185	$271,316

Net income (loss)	—	—	—	8,112	—	—	—	8,112	(114)	7,998
Other comprehensive loss	—	—	—	—	(3,526)	—	—	(3,526)	—	(3,526)
Dividends on common stock ($0.17 per share)	—	—	—	(2,163)	—	—	—	(2,163)	—	(2,163)
Stock-based compensation	—	—	792	—	—	—	—	792	—	792
Stock-based compensation related to equity method investments	—	—	104	—	—	—	—	104	—	104
Common stock options exercised	3,000	3	40	—	—	—	—	43	—	43
Restricted stock units vested	86,520	87	(87)	—	—	—	—	—	—	—
Minimum tax withholding on restricted stock units issued	(22,878)	(23)	(415)	—	—	—	—	(438)	—	(438)
Redemption of noncontrolling interest	—	—	294	—	—	—	—	294	(123)	171
Balance at June 30, 2023	13,567,839	$13,568	$158,572	$153,414	$(34,464)	848,016	$(16,741)	$274,349	$(52)	$274,297

See accompanying notes to unaudited consolidated financial statements.

MVB Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income, before noncontrolling interest	$8,651	$19,218
Adjustments to reconcile net income, before noncontrolling interest, to net cash from operating activities:
Net amortization and accretion of investments	1,131	988
Net amortization of deferred loan costs	654	831
Provision for credit losses	2,251	341
Depreciation and amortization	2,141	2,683
Stock-based compensation	1,594	1,623
Stock-based compensation related to equity method investments	208	173
Loans originated for sale	—	(402)
Proceeds of loans held-for-sale sold	—	23,562
Holding loss on equity securities	35	148
(Gain) loss on sale of available-for-sale securities, net	(658)	1,536
(Gain) loss on sale of equity securities, net	(103)	294
Gain on sale of loans held-for-sale	—	(154)
Loss on sale of loans held-for-investment	—	1,499
Gain on sale of discontinued operations	—	(11,800)
Loss on acquisition and divestiture activity	—	986
Gain on sale of other real estate owned	—	(138)
Income on bank-owned life insurance	(569)	(507)
Deferred income taxes	(474)	59
Equity method investments (income) loss	644	(680)
Return on equity method investments	—	308
Other assets	(9,411)	(6,552)
Other liabilities	(4,470)	(3,403)
Net cash from operating activities	1,624	30,613
INVESTING ACTIVITIES
Purchases of available-for-sale investment securities	(48,205)	(60,425)
Net maturities/paydowns of available-for-sale investment securities	5,449	55,791
Sales of available-for-sale investment securities	24,327	54,531
Purchases of premises and equipment	(1,177)	(1,213)
Disposals of premises and equipment	67	425
Net change in loans	108,485	55,030
Proceeds of loans held-for-investment sold	—	9,502
Proceeds from sale of other real estate owned	—	385
Investment in equity method investments	(1,669)	—
Purchase of equity securities	(146)	(300)
Proceeds from sale of equity securities	39	206
Net cash transferred for sale of discontinued operations	—	(3,935)
Net cash transferred in divestiture activity	—	(8)
Net cash from investing activities	87,170	109,989
FINANCING ACTIVITIES
Net change in deposits	(18,624)	388,457
Net change in repurchase agreements	(2,455)	(5,239)
Net change in FHLB and other borrowings	—	(102,333)
Principal payments on senior term loan	(6,850)	(956)
Common stock options exercised	1,241	113
Withholding cash issued in lieu of restricted stock	(481)	(680)
Cash dividends paid on common stock	(4,337)	(4,309)
Redemption of noncontrolling interest	—	(100)

Net cash from financing activities	(31,506)	274,953
Net change in cash and cash equivalents	57,288	415,555
Cash and cash equivalents, beginning of period	398,229	40,280
Cash and cash equivalents, end of period	$455,517	$455,835

Cash payments for:
Interest on deposits, repurchase agreements and borrowings	$38,239	$30,233
Income taxes	189	10,235

Supplemental disclosure of cash flow information:
Change in unrealized holding losses on securities available-for-sale	(1,977)	4,154
Restricted stock units vested	111	131
Employee stock-based compensation tax withholding obligations	(26)	(36)
Impact of adopting ASC 326, net of tax	—	6,642
Creation of servicing assets from loan sales	—	406
Loans transferred to (out of) loans held-for-sale	(629)	7,909
Equity method investment distribution receivable	944	—

See accompanying notes to unaudited consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Business and Organization

MVB Financial Corp. is a financial holding company organized in 2003 as a West Virginia corporation that operates principally through its wholly-owned subsidiary, MVB Bank, Inc. (the “Bank”). The Bank’s consolidated subsidiaries include MVB Edge Ventures, Inc. (“Edge Ventures”), Paladin Fraud, LLC (“Paladin Fraud”) and MVB Insurance, LLC (“MVB Insurance”). The Bank owns a controlling interest in Trabian Technology, Inc. (“Trabian”). Edge Ventures wholly-owns Victor Technologies, Inc. (“Victor”) and MVB Technology, LLC ("MVB Technology"). The Bank also owns an equity method investment in Intercoastal Mortgage Company, LLC (“ICM”) and MVB Financial Corp. owns equity method investments in Warp Speed Holdings, LLC (“Warp Speed”) and Ayers Socure II, LLC (“Ayers Socure II”). MVB Financial Corp.'s consolidated subsidiaries also includes SPE PR, LLC.

Through our professional services entities, which include Paladin Fraud and Trabian, we provide consulting solutions to assist Fintech and corporate clients in building digital products and meeting their fraud defense needs.

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, ProCo Global, Inc. (“Chartwell,” which does business under the registered trade name Chartwell Compliance). In May 2023, we entered into an agreement with Flexia Payments, LLC ("Flexia"), to facilitate the divestiture of our interests in the ongoing business of Flexia. Refer to Note 15 – Acquisition & Divestiture Activity.

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

Fintech Banking

We provide innovative strategies to independent banking and corporate clients throughout the United States. Our dedicated Fintech team specializes in providing banking services to corporate Fintech clients, primarily focusing on operational risk management and compliance. Managing banking relationships with clients in the gaming, payments and banking-as-a-service industries is complex, from both an operational and regulatory perspective. Due to this complexity, there are a limited number of banking institutions serving these industries, which can result in a lack of quality focus on these entities, providing us with an expanded pool of potential customers. When serviced in a safe and efficient manner, we believe these industries provide a source of stable, lower-cost deposits and noninterest, fee-based income. We thoroughly analyze each industry in which our customers operate, as well as any new products or services provided, from both an operational and regulatory perspective.

Principles of Consolidation and Basis of Presentation

The financial statements are consolidated to include the accounts of MVB and its subsidiaries, including the Bank and the Bank’s subsidiaries. In our opinion, the accompanying consolidated financial statements contain all normal recurring adjustments necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with instructions for Form 10-Q and Article 10 of Regulation S-X of the SEC. All significant intercompany accounts and transactions have been eliminated in consolidated financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and notes thereto included in the 2023 Form 10-K. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Wholly-owned investments or investments in which we have a controlling financial interest, whether majority owned or in certain circumstances a minority interest, are required to be consolidated into our financial statements. We evaluate investments in entities on an ongoing basis to determine the need to consolidate.

The Bank owns an 80.8% interest in Trabian, which ownership interest represents a controlling interest. Accordingly, we are required to consolidate 100% of Trabian within our consolidated financial statements. The remaining interests of Trabian are accounted for separately as noncontrolling interests within our consolidated financial statements. Noncontrolling interest represents the portion of ownership and profit or loss that is attributable to the minority owners of these entities.

Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. Those investments that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. For investments accounted for under the equity method, we record our investment in non-consolidated affiliates and the portion of income or loss in equity in earnings of non-consolidated affiliates. We periodically evaluate these investments for impairment. As of June 30, 2024, we held three equity method investments. See Note 5 – Equity Method Investments for further information.

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

In certain instances, amounts reported in prior period consolidated financial statements and accompanying notes may be reclassified to conform to the current presentation. Specifically, in Note 3 – Loans and Allowance for Credit Losses, certain amounts within the table presenting the amortized cost of loans summarized by vintage year as of December 31, 2023 were reclassified. At June 30, 2024, we elected to disaggregate the revolving loans amortized costs basis balances and present the balances by year of origination, rather than disclosing in a single column as they were presented as of December 31, 2023. The impact of this reclassification was only to Note 3 – Loans and Allowance for Credit Losses and did not affect the financial statements.

We have evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. In December 2022, the FASB issued ASC 2022-06, Deferral of the Sunset Date of Topic 848, which extends the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The guidance permits entities to not apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. In January 2021, ASU 2021-01 was issued by the FASB and clarifies that certain exceptions in reference rate reform apply to derivatives that are affected by the discounting transition. As of June 30, 2024, all loans and other relevant financial instruments that referenced LIBOR have been transitioned to the secured overnight financing rate ("SOFR").

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segments Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact these changes may have on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disaggregated information about a reporting entity's effect tax rate reconciliation, as well as information on income taxes paid. Public business entities will be required to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. The amendments also require greater detail about individual reconciling items in the rate reconciliation to the extent that the impact of those items exceeds a specified threshold. The amendments are effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact these changes may have on our consolidated financial statements.

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

Note 2 – Investment Securities

The following tables present amortized cost and fair values of investment securities available-for-sale as of the periods shown:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$46,754	$12	$(5,732)	$41,034
United States sponsored mortgage-backed securities	109,328	108	(11,529)	97,907
United States treasury securities	106,248	—	(4,921)	101,327
Municipal securities	116,051	17	(12,290)	103,778
Corporate debt securities	9,081	—	(130)	8,951
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	394,962	137	(34,602)	360,497
Other securities	757	—	—	757
Investment securities available-for-sale	$395,719	$137	$(34,602)	$361,254

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
United States government agency securities	$44,003	$8	$(5,603)	$38,408
United States sponsored mortgage-backed securities	91,939	992	(10,549)	82,382
United States treasury securities	106,401	—	(6,045)	100,356
Municipal securities	118,065	—	(11,158)	106,907
Corporate debt securities	9,076	—	(134)	8,942
Other debt securities	7,500	—	—	7,500
Total available-for-sale debt securities	376,984	1,000	(33,489)	344,495
Other securities	780	—	—	780
Investment securities available-for-sale	$377,764	$1,000	$(33,489)	$345,275

The following table presents amortized cost and fair values of available-for-sale debt securities by contractual maturity as of the period shown:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Fair Value
Within one year	$44,263	$42,832
After one year, but within five years	70,759	67,248
After five years, but within ten years	41,601	37,428
After ten years	238,339	212,989
Total available-for-sale debt securities	$394,962	$360,497

The table above reflects contractual maturities. Actual results will differ as the loans underlying the mortgage-backed securities may be repaid sooner than scheduled.

Investment securities with a carrying value of $224.2 million and $223.4 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, repurchase agreements and potential borrowings at the Federal Reserve discount window.

Our investment portfolio includes securities that are in an unrealized loss position as of June 30, 2024. We evaluate available-for-sale debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. When determining the ACL on securities, we consider such factors as adverse conditions specifically related to a certain security or to specific conditions in an industry or geographic area, our ability to hold the security for a period of time sufficient to allow for anticipated recovery in value, whether or not the security has been downgraded by a rating agency and whether or not the financial condition of the security issuer has severely deteriorated.

Although these securities would result in a pre-tax loss of $34.6 million if sold at June 30, 2024, we have no intent to sell the applicable securities at such fair values, and maintain that we have the ability to hold these securities until all principal has been recovered. It is more likely than not that we will not, for liquidity purposes, sell any securities at a loss. Declines in the fair values of these securities can be traced to general market conditions, which reflect the prospect for the economy as a whole, rather than credit-related conditions. Therefore, we have no ACL losses related to these securities as of June 30, 2024.

The following tables show available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that the individual securities have been in a continuous loss position:

	June 30, 2024
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (26)	$5,785	$(61)	$33,806	$(5,671)
United States sponsored mortgage-backed securities (59)	37,985	(165)	47,384	(11,364)
United States treasury securities (23)	—	—	101,327	(4,921)
Municipal securities (204)	255	(11)	85,594	(12,279)
Corporate debt securities (7)	497	(3)	3,453	(127)
Total	$44,522	$(240)	$271,564	$(34,362)

	December 31, 2023
(Dollars in thousands)	Less than 12 months		12 months or more
Description and number of positions	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government agency securities (25)	$316	$—	$34,619	$(5,603)
United States sponsored mortgage-backed securities (47)	—	—	50,345	(10,549)
United States treasury securities (23)	—	—	100,354	(6,045)
Municipal securities (216)	847	(10)	106,060	(11,148)
Corporate debt securities (7)	2,009	(67)	1,933	(67)
Total	$3,172	$(77)	$293,311	$(33,412)

The following table summarizes investment sales, related gains and losses and unrealized holding losses for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Proceeds from sales of available-for-sale securities	$—	$—	$24,327	$54,531
Gains, gross	—	—	658	—
Losses, gross	—	—	—	1,536

Proceeds from sales of equity securities	$39	$206	$39	$206
Gain, gross	103	—	103	—
Losses, gross	—	294	—	294

Unrealized holding gains (losses) on equity securities	$14	$160	$(35)	$(148)

Note 3 – Loans and Allowance for Credit Losses

The following table presents the components of loans as of the periods shown:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial:
Business	$731,420	$797,100
Real estate	679,905	670,584
Acquisition, development and construction	103,251	134,004
Total commercial	1,514,576	1,601,688
Residential real estate	655,985	672,547
Home equity lines of credit	12,415	14,531
Consumer	22,742	27,408
Total loans	2,205,718	2,316,174
Deferred loan origination costs, net	1,075	1,420
Loans receivable	$2,206,793	$2,317,594

We currently manage our loan portfolios and the respective exposure to credit losses (credit risk) by the specific portfolio segments shown below. Our loan portfolio segmentation is based primarily on call report codes, which are levels at which we develop and document our systematic methodology to determine the ACL attributable to each respective portfolio segment. The ACL portfolio segments are aggregated into broader segments in order to present informative yet concise disclosures within this document, as follows:

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

Residential real estate – This residential real estate segment contains permanent and construction mortgage loans principally to consumers, but also includes loans to residential real estate developers, secured by residential real estate, which we previously presented under commercial acquisitions, development and construction loans under the incurred loss model. Residential real estate loans to consumers are evaluated for the adequacy of repayment sources at the time of approval, based upon measures including credit scores, debt-to-income ratios and collateral values. Credit risk arises from the continuing financial stability of the borrower and, where applicable, the builder, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. Residential real estate secured loans to developers represent a higher degree of risk than permanent real estate loans and may be affected by a variety of factors such as the borrower’s ability to control costs and adhere to time schedules and the risk that constructed units may not be absorbed by the market within the anticipated time frame or at the anticipated price. Also impacting credit risk would be a shortfall in the value of the residential real estate in relation to the outstanding loan balance in the event of a default or subsequent liquidation of the real estate collateral.

Home equity lines of credit – This segment includes subsegments for senior lien and subordinate lien lines of credit. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

Consumer loans – This segment of loans includes primarily installment loans and personal lines of credit. Consumer loans include installment loans used by clients to purchase automobiles, boats and recreational vehicles. Credit risk is similar to residential real estate loans described above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan. This segment primarily includes loans purchased from a third-party originator that originates loans in order to finance the purchase of personal automotive vehicles for sub-prime borrowers. Credit risk is unique as this segment includes only those loans provided to consumers that cannot typically obtain financing through traditional lenders. As such, these loans are subject to a higher risk of default than the typical consumer loan.

As of June 30, 2024, the Bank’s other real estate owned balance totaled $0.8 million, all of which was related to a 2020 acquisition of another bank. The other real estate owned balance consisted of two unrelated commercial properties. As of June 30, 2024, there was one residential mortgage in the process of foreclosure with a loan balance totaling $0.2 million.

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

The following table presents the amortized cost of loans summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system by vintage year as of the period shown:

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
June 30, 2024
Commercial business:
Risk rating:
Pass	$19,872	$156,870	$237,920	$70,856	$76,081	$123,730	$4,598	$689,927
Special Mention	47	—	24,712	182	804	4,132	—	29,877
Substandard	—	1,249	2,342	57	—	4,680	438	8,766
Doubtful	—	—	951	612	264	1,023	—	2,850
Total commercial business loans	$19,919	$158,119	$265,925	$71,707	$77,149	$133,565	$5,036	$731,420
Gross charge-offs	$—	$—	$820	$690	$—	$367	$—	$1,877

Commercial real estate:
Risk rating:
Pass	$48,078	$111,914	$139,631	$177,683	$11,675	$128,952	$489	$618,422
Special Mention	—	—	—	25,854	—	17,003	—	42,857
Substandard	—	—	—	—	—	18,626	—	18,626
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$48,078	$111,914	$139,631	$203,537	$11,675	$164,581	$489	$679,905
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$6,364	$7,694	$32,294	$30,758	$7,213	$3,637	$—	$87,960
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	14,652	—	639	—	15,291
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$6,364	$7,694	$32,294	$45,410	$7,213	$4,276	$—	$103,251
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$27,331	$49,756	$404,055	$103,241	$34,210	$28,805	$2,692	$650,090
Special Mention	—	—	—	—	2,363	743	—	3,106
Substandard	—	—	983	—	81	1,302	118	2,484
Doubtful	—	—	—	211	—	94	—	305
Total residential real estate loans	$27,331	$49,756	$405,038	$103,452	$36,654	$30,944	$2,810	$655,985
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Converted to Term	Total
June 30, 2024
Home equity lines of credit:
Risk rating:
Pass	$—	$58	$35	$—	$1,041	$10,932	$—	$12,066
Special Mention	—	—	—	—	—	270	—	270
Substandard	—	—	—	—	—	79	—	79
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$—	$58	$35	$—	$1,041	$11,281	$—	$12,415
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$—	$1,877	$15,764	$4,864	$2	$47	$—	$22,554
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	43	135	10	—	—	—	188
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$—	$1,920	$15,899	$4,874	$2	$47	$—	$22,742
Gross charge-offs	$—	$226	$1,374	$211	$—	$—	$—	$1,811

Total:
Risk rating:
Pass	$101,645	$328,169	$829,699	$387,402	$130,222	$296,103	$7,779	$2,081,019
Special Mention	47	—	24,712	26,036	3,167	22,148	—	76,110
Substandard	—	1,292	3,460	14,719	81	25,326	556	45,434
Doubtful	—	—	951	823	264	1,117	—	3,155
Total loans	$101,692	$329,461	$858,822	$428,980	$133,734	$344,694	$8,335	$2,205,718
Gross charge-offs	$—	$226	$2,194	$901	$—	$367	$—	$3,688

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Total
December 31, 2023
Commercial business:
Risk rating:
Pass	$187,743	$249,718	$95,547	$66,195	$51,025	$91,435	$4,617	$746,280
Special Mention	990	30,695	72	830	339	3,767	1,647	38,340
Substandard	368	988	317	—	4,640	1,436	204	7,953
Doubtful	—	2,022	839	264	—	1,402	—	4,527
Total commercial business loans	$189,101	$283,423	$96,775	$67,289	$56,004	$98,040	$6,468	$797,100
Gross charge-offs	$—	$228	$1,250	$141	$—	$2,953	$—	$4,572

Commercial real estate:
Risk rating:
Pass	$112,063	$149,189	$217,222	$11,952	$26,438	$108,934	$546	$626,344
Special Mention	—	—	7,961	—	6,079	11,201	—	25,241
Substandard	—	—	—	—	—	18,999	—	18,999
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	$112,063	$149,189	$225,183	$11,952	$32,517	$139,134	$546	$670,584
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial acquisition, development and construction:
Risk rating:
Pass	$6,546	$54,468	$31,120	$22,041	$2,940	$1,483	$—	$118,598
Special Mention	—	—	14,652	—	—	—	—	14,652
Substandard	—	—	—	—	—	754	—	754
Doubtful	—	—	—	—	—	—	—	—
Total commercial acquisition, development and construction loans	$6,546	$54,468	$45,772	$22,041	$2,940	$2,237	$—	$134,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Real Estate:
Risk rating:
Pass	$54,453	$429,326	$107,763	$40,202	$8,292	$21,313	$—	$661,349
Special Mention	—	—	—	4,224	414	708	—	5,346
Substandard	—	988	3,764	82	146	777	—	5,757
Doubtful	—	—	—	—	—	95	—	95
Total residential real estate loans	$54,453	$430,314	$111,527	$44,508	$8,852	$22,893	$—	$672,547
Gross charge-offs	$—	$—	$—	$—	$19	$381	$—	$400

	Term Loans Amortized Cost Basis by Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Converted to Term	Total
December 31, 2023
Home equity lines of credit:
Risk rating:
Pass	$58	$36	$—	$1,338	$5,147	$7,568	$—	$14,147
Special Mention	—	—	—	—	—	223	—	223
Substandard	—	—	—	—	—	161	—	161
Doubtful	—	—	—	—	—	—	—	—
Total home equity lines of credit loans	$58	$36	$—	$1,338	$5,147	$7,952	$—	$14,531
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk rating:
Pass	$2,295	$18,926	$5,753	$—	$39	$51	$—	$27,064
Special Mention	—	—	—	—	—	—	—	—
Substandard	20	266	58	—	—	—	—	344
Doubtful	—	—	—	—	—	—	—	—
Total consumer loans	$2,315	$19,192	$5,811	$—	$39	$51	$—	$27,408
Gross charge-offs	$1,144	$10,608	$1,753	$—	$—	$2	$—	$13,507

Total:
Risk rating:
Pass	$363,158	$901,663	$457,405	$141,728	$93,881	$230,784	$5,163	$2,193,782
Special Mention	990	30,695	22,685	5,054	6,832	15,899	1,647	83,802
Substandard	388	2,242	4,139	82	4,786	22,127	204	33,968
Doubtful	—	2,022	839	264	—	1,497	—	4,622
Total loans	$364,536	$936,622	$485,068	$147,128	$105,499	$270,307	$7,014	$2,316,174
Gross charge-offs	$1,144	$10,836	$3,003	$141	$19	$3,336	$—	$18,479

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.

The following table presents the amortized cost basis in loans by aging category and accrual status as of the periods shown:

(Dollars in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Total Loans	Non-Accrual	90+ Days Still Accruing	Non Accrual with No Credit Loss	Interest Income Recognized
June 30, 2024
Commercial
Business	$723,579	$2,452	$1,353	$4,036	$7,841	$731,420	$6,223	$—	$2,129	$—
Real estate	679,905	—	—	—	—	679,905	—	—	—	—
Acquisition, development and construction	88,599	—	—	14,652	14,652	103,251	15,292	—	15,292	—
Total commercial	1,492,083	2,452	1,353	18,688	22,493	1,514,576	21,515	—	17,421	—
Residential real estate	652,579	—	343	3,063	3,406	655,985	1,318	1,745	—	—
Home equity lines of credit	12,149	—	266	—	266	12,415	79	—	—	—
Consumer	20,290	1,670	595	187	2,452	22,742	187	—	—	—
Total loans	$2,177,101	$4,122	$2,557	$21,938	$28,617	$2,205,718	$23,099	$1,745	$17,421	$—

December 31, 2023
Commercial
Business	$788,430	$4,728	$448	$3,494	$8,670	$797,100	$6,926	$—	$1,825	$—
Real estate	670,170	—	414	—	414	670,584	—	—	—	—
Acquisition, development and construction	134,004	—	—	—	—	134,004	754	—	754	—
Total commercial	1,592,604	4,728	862	3,494	9,084	1,601,688	7,680	—	2,579	—
Residential real estate	670,539	1,671	337	—	2,008	672,547	82	—	—	—
Home equity lines of credit	14,522	9	—	—	9	14,531	161	—	—	—
Consumer	24,494	1,792	778	344	2,914	27,408	344	—	—	—
Total loans	$2,302,159	$8,200	$1,977	$3,838	$14,015	$2,316,174	$8,267	$—	$2,579	$—

The increase in acquisition, development and construction loans in non-accrual status from the December 31, 2023 was primarily the result of the addition of a $14.6 million commercial construction loan in the multifamily space.

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

The Bank’s methodology for determining the ACL is based on the requirements of ASC 326. The ACL is calculated on a collective basis when similar risk characteristics exist. The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a one-year straight-line reversion period with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third-party vendor’s economic forecast to predict the change in credit losses. As of June 30, 2024, the Bank expects the markets in which it operates will experience economic improvements over the next one to two years. The ACL for only one portfolio segment consisting entirely of automotive loans to consumers was calculated under the remaining life methodology using straight-line amortization over the remaining life of the portfolio.

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

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of the periods shown:

(Dollars in thousands)	Real Estate	Vehicles and Equipment	Assignment of Cash Flow	Accounts Receivable	Other	Totals	Allowance for Credit Losses
June 30, 2024
Commercial
Business	$2,636	$2,294	$—	$225	$1,205	$6,360	$3,685
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	14,652	—	—	—	—	14,652	—
Total commercial	$17,288	$2,294	$—	$225	$1,205	$21,012	$3,685
Residential	983	—	—	—	—	983	5
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	187	—	—	—	187	67
Total	$18,271	$2,481	$—	$225	$1,205	$22,182	$3,757
Collateral value	$34,554	$2,672	$—	$84	$—	$37,310

December 31, 2023
Commercial
Business	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Real estate	—	—	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—	—	—
Total commercial	$424	$2,277	$—	$452	$1,037	$4,190	$1,583
Residential	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—
Consumer	—	344	—	—	—	344	60
Total	$424	$2,621	$—	$452	$1,037	$4,534	$1,643
Collateral value	$301	$2,040	$—	$906	$320	$3,567

The Bank evaluates certain loans in homogeneous pools, rather than on an individual basis, when those loans are below specific thresholds based on outstanding principal balance. More specifically, residential mortgage loans, home equity lines of credit and consumer loans are evaluated collectively for expected credit losses by applying allocation rates derived from the Bank’s historical losses specific to these loans. The reserve was immaterial at June 30, 2024 and December 31, 2023.

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

To estimate the liability for off-balance sheet credit exposures, Bank management analyzed the portfolios of unfunded commitments based on the same segmentation used for the ACL calculation. The estimated funding rate for each segment was derived from a funding rate study created by a third-party vendor which analyzed funding of various loan types over time to develop industry benchmarks at the call report code level. Once the estimated future advances were calculated, the allocation rate applicable to that portfolio segment was applied in the same manner as those used for the ACL calculation. The resulting estimated loss allocations were totaled to determine the liability for unfunded commitments related to these loans, which management considers necessary to anticipate potential losses on those commitments that have a reasonable probability of funding. As of June 30, 2024 and December 31, 2023, the liability for unfunded commitments related to loans held-for-investment was $1.1 million and $1.0 million, respectively.

Bank management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ACL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ACL.

The following table presents the balance and activity for the primary segments of the ACL as of the periods shown:

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL at March 31, 2024	$8,289	$3,304	$2,121	$13,714	$6,302	$90	$2,698	$22,804
Provision (release of allowance) for credit losses	2,180	(839)	(684)	657	(54)	(6)	(467)	130
Charge-offs	(896)	—	—	(896)	—	—	(642)	(1,538)
Recoveries	—	7	—	7	—	1	680	688
ACL at June 30, 2024	$9,573	$2,472	$1,437	$13,482	$6,248	$85	$2,269	$22,084

(Dollars in thousands)
ALL at December 31, 2023	$7,931	$2,931	$1,674	$12,536	$6,412	$97	$3,079	$22,124
Provision (release of allowance) for credit losses	3,477	(474)	(237)	2,766	(199)	(14)	(428)	2,125
Charge-offs	(1,877)	—	—	(1,877)	—	—	(1,811)	(3,688)
Recoveries	42	15	—	57	35	2	1,429	1,523
ACL at June 30, 2024	$9,573	$2,472	$1,437	$13,482	$6,248	$85	$2,269	$22,084

	Commercial				Residential	Home Equity	Consumer	Total
(Dollars in thousands)	Business	Real Estate	Acquisition, development and construction	Total Commercial
ACL balance at March 31, 2023	$9,918	$3,177	$1,640	$14,735	$7,618	$119	$13,041	$35,513
Provision (release of allowance) for credit losses	1,504	(133)	67	1,438	(450)	(6)	(4,969)	(3,987)
Charge-offs	(127)	—	—	(127)	—	—	(3,573)	(3,700)
Recoveries	13	7	—	20	—	1	2,447	2,468
ALL balance at June 30, 2023	$11,308	$3,051	$1,707	$16,066	$7,168	$114	$6,946	$30,294

(Dollars in thousands)
ALL, prior to adoption of ASC 326, at December 31, 2022	$8,771	$5,704	$1,064	$15,539	$2,880	$131	$5,287	$23,837
Impact of adopting ASC 326	(126)	(2,846)	288	(2,684)	3,889	(5)	6,482	7,682
Initial allowance on loans purchased with credit deterioration	710	—	—	710	507	—	—	1,217
Provision (release of allowance) for credit losses	2,186	180	355	2,721	(86)	(14)	(2,153)	468
Charge-offs	(268)	—	—	(268)	(22)	—	(8,257)	(8,547)
Recoveries	35	13	—	48	—	2	5,587	5,637
ACL balance at June 30, 2023	$11,308	$3,051	$1,707	$16,066	$7,168	$114	$6,946	$30,294

During the three and six months ended June 30, 2024, there were charge offs totaling $1.5 million and $3.7 million, respectively. For the three months ended June 30, 2024, $0.6 million, or 40%, of charge offs were related to the subprime consumer automotive segment and $0.9 million, or 60%, was related to five commercial notes secured by business assets. During the three and six months ended June 30, 2024, the provision related to unfunded commitments was $0.1 million. During the three and six months ended June 30, 2023, there was a $0.2 million and $0.1 million release of allowance related to unfunded commitments, respectively.

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

The following table summarize the amortized cost basis of loans that were modified as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Three Months Ended June 30, 2024
Commercial
Business	$—	$3,531	$—	$—	$3,531	—%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	3,531	—	—	3,531	—%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$3,531	$—	$—	$3,531	—%

Three Months Ended June 30, 2023
Commercial
Business	$—	$4,563	$—	$—	$4,563	1%
Real estate	—	11,376	—	—	11,376	2%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	15,939	—	—	15,939	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$15,939	$—	$—	$15,939	1%

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total	Total Class of Financing Receivable
Six Months Ended June 30, 2024
Commercial
Business	$—	$4,899	$—	$—	$4,899	1%
Real estate	—	—	—	—	—	—%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	4,899	—	—	4,899	—%
Residential	—		—	—	—	—%
Home equity lines of credit	—		—	—	—	—%
Consumer	—		—	—	—	—%
Total	$—	$4,899	$—	$—	$4,899	—%

Six Months Ended June 30, 2023
Commercial
Business	$—	$4,563	$—	$—	$4,563	1%
Real estate	—	11,376	—	—	11,376	2%
Acquisition, development and construction	—	—	—	—	—	—%
Total commercial	—	15,939	—	—	15,939	1%
Residential	—	—	—	—	—	—%
Home equity lines of credit	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—%
Total	$—	$15,939	$—	$—	$15,939	1%

The above table presents the amortized cost basis of loans at June 30, 2024 that were experiencing financial difficulty and modified during the three and six months ended June 30, 2024, by class and by type of modification. Also presented above is the percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable. Sixteen loans to fifteen borrowers received payment delay modifications in the six months ended June 30, 2024, including fifteen commercial loans with government guarantees totaling $4.7 million.

The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified as of the periods shown:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Three and Six Months Ended June 30, 2024
Commercial
Business	$—	$235	$449	$684
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	—	235	449	684
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$235	$449	$684

Three and Six Months Ended June 30, 2023
Commercial
Business	$—	$2,075	$—	$2,075
Real estate	—	—	—	—
Acquisition, development and construction	—	—	—	—
Total commercial	—	2,075	—	2,075
Residential	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—
Total	$—	$2,075	$—	$2,075

As of June 30, 2024, there are two modified loans past due, with an amortized cost basis of $0.7 million. The two loans are commercial notes with a government guarantees and considered non-accrual as of June 30, 2024. As of June 30, 2023, there was one modified loan past due, with an amortized cost basis of $2.1 million. This note is a commercial note with a government guarantee and considered non-accrual as of June 30, 2023.

The following table presents the amortized cost basis of loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty as of the period shown:

(Dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Total
Three and Six Months Ended June 30, 2024
Commercial
Business	$—	$449	$—	$—	$449
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	449	—	—	449
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$449	$—	$—	$449

Three and Six Months Ended June 30, 2023
Commercial
Business	$—	$2,075	$—	$—	$2,075
Real estate	—	—	—	—	—
Acquisition, development and construction	—	—	—	—	—
Total commercial	—	2,075	—	—	2,075
Residential	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$2,075	$—	$—	$2,075

As of June 30, 2024, there is one modified loan that has defaulted, with an amortized cost basis of $0.4 million. This note is a commercial note with a government guarantee and is considered non-accrual as of June 30, 2024. As of June 30, 2023, there is one modified loan that has defaulted, with an amortized cost basis of $2.1 million. This is a commercial note with a government guarantee and is considered non-accrual as of June 30, 2023. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Note 4 – Premises and Equipment

The following table presents the components of premises and equipment as of the periods shown:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Land	$4,062	$3,465
Buildings and improvements	13,393	13,393
Furniture, fixtures and equipment	15,778	18,300
Software	6,731	7,140
Construction in progress	273	45
Leasehold improvements	2,836	2,836
	43,073	45,179
Accumulated depreciation	(23,533)	(24,251)
Premises and equipment, net	$19,540	$20,928

We lease certain premises and equipment under operating and finance leases. At June 30, 2024, we had lease liabilities totaling $13.2 million and right-of-use assets totaling $12.0 million, substantially all of which was related to operating leases. At June 30, 2024, the weighted-average remaining lease term for operating leases was 10.2 years and the weighted-average discount rate used in the measurement of operating lease liabilities was 3.1%.

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

The following table presents lease costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Amortization of right-of-use assets, finance leases	$—	$1	$1	$7
Operating lease cost	452	446	902	896
Short-term lease cost	—	2	—	8
Variable lease cost	—	10	—	19
Sublease income	(97)	(87)	(194)	(174)
Total lease cost	$355	$372	$709	$756

For operating leases with initial or remaining terms of one year or more as of June 30, 2024, the following table presents future minimum payments for the twelve month periods ended June 30:

(Dollars in thousands)	Operating Leases
2025	$1,734
2026	1,633
2027	1,608
2028	1,659
2029	1,436
2030 and thereafter	7,683
Total future minimum lease payments	$15,753
Less: Amounts representing interest	(2,512)
Present value of net future minimum lease payments	$13,241

Future minimum payments on finance leases were not material as of June 30, 2024.

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

Under the income test, our proportionate share of the revenue from equity method investments in the aggregate exceeded the applicable threshold under Rule 4-08(g) of 10%, accordingly, we are required to provide summarized income statement information for all investees for all periods presented. There were no equity method investments which met any of the applicable thresholds for reporting separate financial statements in accordance with Rule 3-09.

Our equity method investments are initially recorded at cost, including transaction costs to obtain the equity method investment, and are subsequently adjusted for changes due to our share of the entities' earnings.

ICM

The following table presents summarized income statement information for ICM for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Total revenues	$12,864	$12,239	$22,721	$21,645
Net income (loss)	1,117	(1,089)	695	(4,171)

Gain on loans sold	$7,748	$7,240	$13,571	$12,688
Gain (loss) on loans held-for-sale	373	(777)	395	579
Volume of loans sold	393,641	409,222	618,624	712,004
Our ownership percentage of 40% of ICM allows us to have significant influence over the operations and decision making at ICM. Accordingly, the investment, which had a carrying value of $23.4 million at June 30, 2024, is accounted for as an equity method investment. Our share of ICM's net income totaled $0.4 million and $0.2 million for the three and six months ended June 30, 2024, respectively, while our share of ICM's net loss totaled $0.4 million and $1.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the mortgage pipeline was $537.8 million and $439.0 million, respectively.

Warp Speed

The following table presents summarized income statement information for our equity method investment in Warp Speed for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Total revenues	$30,656	$39,816	$68,153	$75,333
Net income (loss)	(1,903)	6,243	$(4,351)	8,925

Gain on loans sold	$10,331	$10,858	$21,539	$18,677
Gain (loss) on loans held-for-sale	(505)	7,508	82	17,215
Volume of loans sold	314,165	307,999	618,624	598,206

In October 2022, we acquired a 37.5% interest in Warp Speed and accounted for our ownership as an equity method investment, initially recorded at cost including costs incurred to obtain the equity method investment. It was determined that our ownership percentage of Warp Speed provides that we have significant influence over its operations and decision making. Accordingly, the investment, which had a carrying value of $50.9 million at June 30, 2024, is accounted for as an equity method investment. At the time of acquisition, we made a policy election to record our proportionate share of net income of the investee on a three month lag. Our share of Warp Speed's net income and loss totaled $0.1 million and $0.8 million for the three and six months ended June 30, 2024, respectively, while our share of net income totaled $2.3 million and $3.3 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the mortgage pipeline was $390.1 million and $267.8 million, respectively.

Ayers Socure II

Our ownership percentage of Ayers Socure II is 10% and it was determined that we have significant influence over the company. Accordingly, the investment is accounted for as an equity method investment. Our share of net income from Ayers Socure II for the three and six months ended June 30, 2024 was not significant. The equity method investment in Ayers Socure II is not considered a significant investment based on the criteria of Rules 3-09 and 4-08(g) of Regulation S-X.

Ayers Socure II's sole business is ownership of equity securities in Socure Inc. (“Socure”). In addition to our equity method investment in Ayers Socure II, we also have direct equity security ownership interest in Socure. With the combination of our investments in both Ayers Socure II and Socure directly, we own less than 1% of Socure in the aggregate.

Note 6 – Deposits

The following table presents the components of deposits as of the periods shown:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Demand deposits of individuals, partnerships and corporations
Noninterest-bearing demand	$983,809	$1,197,272
NOW	478,555	538,444
Savings and money markets	642,699	571,299
Time deposits, including CDs and IRAs	777,789	594,461
Total deposits	$2,882,852	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,943	$3,150

The following table presents the maturities of time deposits for the twelve month periods ended June 30:

(Dollars in thousands)
2025	$418,759
2026	95,699
2027	130,850
2028	51,420
2029	80,938
Thereafter	122
Total	$777,789

As of June 30, 2024 and December 31, 2023, overdrawn deposit accounts totaling $3.2 million and $3.8 million were reclassified as loan balances.

Note 7 – Borrowed Funds

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Pennsylvania. As of June 30, 2024, the Bank's maximum borrowing capacity with the FHLB was $692.9 million and the remaining borrowing capacity was $665.8 million, with the difference being deposit letters of credit of $25.9 million and credit enhancement recourse obligations related to the master commitments through the FHLB's Mortgage Partnership Finance program of $1.2 million.

Short-term borrowings

As of June 30, 2024 and December 31, 2023, the Bank had no short-term borrowings with the FHLB or Federal Reserve Bank and no federal funds purchased outstanding.

The following table presents information related to short-term borrowings as of and for the periods indicated:

(Dollars in thousands)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at end of period	$—	$—
Average balance during the period	22	17,542
Maximum month-end balance	—	—
Weighted-average rate during the period	5.98%	5.07%
Weighted-average rate at end of period	—%	—%
Long-term borrowings

As of June 30, 2024 and December 31, 2023, the Bank had no long-term borrowings with the FHLB or the Federal Reserve Bank.

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

As of June 30, 2024 and December 31, 2023, all of our repurchase agreements were overnight agreements. These borrowings were collateralized with investment securities with a carrying value of $2.4 million and $4.9 million at June 30, 2024 and December 31, 2023, respectively, and were comprised of United States government agency securities and United States sponsored mortgage-backed securities. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

The following table presents information related to repurchase agreements as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at end of period	$2,366	$4,821
Average balance during the period	3,205	5,662
Maximum month-end balance	4,242	10,041
Weighted-average rate during the period	0.31%	0.02%
Weighted-average rate at end of period	1.22%	0.01%

Subordinated debt

The following table presents information related to subordinated debt as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at end of period	$73,663	$73,540
Average balance during the period	73,600	73,415
Maximum month-end balance	73,663	73,540
Weighted-average rate during the period	4.07%	4.38%
Weighted-average rate at end of period	4.01%	4.02%

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

Senior term loan

The following table presents information related to senior term loan as of and for the periods shown:

(Dollars in thousands)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at end of period	$—	$6,786
Average balance during the period	4,736	9,007
Maximum month-end balance	6,794	9,768
Weighted-average rate during the period	11.21%	8.50%
Weighted-average rate at end of period	—%	8.76%

In October 2022, we entered into a credit agreement with Raymond James Bank (“Raymond James”). Pursuant to the credit agreement, Raymond James has extended to us a senior term loan in the aggregate principal amount of up to $10.0 million. In connection with the closing of the Warp Speed transaction, we borrowed $10.0 million and paid Raymond James an upfront fee of 1% of the loan amount. The loan bore interest per annum at a rate equal to 2.75%, plus term SOFR, which reset monthly. Accrued interest was payable on the last business day of each month, beginning with October 31, 2022, with the then outstanding principal balance of the loan payable on the last business day of each quarter in the amount of $125,000 during the first year and $250,000 thereafter. In May 2024, the senior term loan was repaid.

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

The following table presents information pertaining to the activity in our defined benefit pension plan, using the latest available actuarial valuations with a measurement date of June 30, 2024 and 2023 for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interest cost	$113	$113	226	226
Expected return on plan assets	(157)	(164)	(314)	(328)
Amortization of net actuarial loss	43	29	86	58
Net periodic benefit (income) cost	$(1)	$(22)	$(2)	$(44)
Contributions paid	$—	$—	$—	$—

There was no service cost or amortization of prior service cost for the three and six months ended June 30, 2024 and 2023.

In June 2017, we approved a Supplemental Executive Retirement Plan (the “SERP”), pursuant to which the Chief Executive Officer of Potomac Mortgage Group (“PMG”) is entitled to receive certain supplemental nonqualified retirement benefits. The SERP took effect on December 31, 2017. As the executive completed three years of continuous employment with PMG prior to retirement date (which shall be no earlier than the date he attains age 55) he will, upon retirement, be entitled to receive $1.8 million payable in 180 equal consecutive monthly installments. The liability is calculated by discounting the anticipated future cash flows at 4.0%. The liability accrued for this obligation was $1.5 million as of June 30, 2024 and $1.4 million December 31, 2023, respectively. Service cost was not material for any periods covered by this report. In February 2024, the SERP was terminated. Within the agreement, there is a one year provision for payment delay. As such, the $1.8 million obligation is scheduled to be paid in February 2025.

Note 9 – Fair Value of Financial Instruments

The following table presents the carrying values and estimated fair values of our financial instruments as of the periods shown:

(Dollars in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
June 30, 2024
Financial Assets:
Cash and cash equivalents	$455,517	$455,517	$455,517	$—	$—
Securities available-for-sale	361,254	361,254	—	335,825	25,429
Equity securities	41,261	41,261	3,775	—	37,486
Loans receivable, net	2,184,709	2,328,900	—	—	2,328,900
Servicing rights	1,570	1,602	—	—	1,602
Interest rate swaps	7,428	7,428	—	7,428	—
Fair value hedge	405	405	—	405	—
Accrued interest receivable	15,815	15,815	—	3,111	12,704
FHLB Stock	2,152	2,152	—	2,152	—
Embedded derivative	648	648	—	—	648

Financial Liabilities:
Deposits	$2,882,852	$2,883,717	$—	$2,883,717	$—
Repurchase agreements	2,366	2,366	—	2,366	—
Interest rate swaps	7,428	7,428	—	7,428	—
Accrued interest payable	2,594	2,594	—	2,594	—
Senior term loan	—	—	—	—	—
Subordinated debt	73,663	60,382	—	60,382	—

December 31, 2023
Financial assets:
Cash and cash equivalents	$398,229	$398,229	$398,229	$—	$—
Securities available-for-sale	345,275	345,275	—	319,530	25,745
Equity securities	41,086	41,086	3,590	—	37,496
Loans held-for-sale	629	629	—	629	—
Loans receivable, net	2,295,470	2,230,279	—	—	2,230,279
Servicing rights	1,768	1,799	—	—	1,799
Interest rate swaps	6,249	6,249	—	6,249	—
Accrued interest receivable	15,267	15,267	—	2,836	12,431
FHLB Stock	2,094	2,094	—	2,094	—
Embedded derivative	648	648	—	—	648

Financial liabilities:
Deposits	$2,901,476	$2,587,246	$—	$2,587,246	$—
Repurchase agreements	4,821	4,821	—	4,821	—
Interest rate swaps	6,249	6,249	—	6,249	—
Fair value hedge	6,111	6,111	—	6,111	—
Accrued interest payable	2,385	2,385	—	2,385	—
FHLB and other borrowings	—	—	—	—	—
Senior term loan	6,786	6,786	—	6,786	—
Subordinated debt	73,540	57,234	—	57,234	—

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

Available-for-sale investment securities – Available-for-sale investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level I securities include those traded on an active exchange, such as the New York Stock Exchange and money market funds. Level II securities include mortgage-backed securities issued by government sponsored entities and private label entities, municipal bonds, United States Treasury securities that are traded by dealers or brokers in inactive over-the-counter markets and corporate debt securities. There have been no changes in valuation techniques for the three and six months ended June 30, 2024. Valuation techniques are consistent with techniques used in prior periods. Certain local municipal securities related to tax increment financing (“TIF”) are independently valued and classified as Level III instruments. We classified investments in government securities as Level II instruments and valued them using the market approach.

Equity securities – Certain equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The valuation methodologies utilized may include significant unobservable inputs. There have been no changes in valuation techniques for the three and six months ended June 30, 2024. Valuation techniques are consistent with techniques used in prior periods.

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

The following tables present assets and liabilities reported on the consolidated statements of financial condition at their fair value on a recurring basis as of the periods shown by level within the fair value hierarchy:

	June 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$41,034	$—	$41,034
United States sponsored mortgage-backed securities	—	97,907	—	97,907
United States treasury securities	—	101,327	—	101,327
Municipal securities	—	85,849	17,929	103,778
Corporate debt securities	—	8,951	—	8,951
Other securities	—	757	—	757
Equity securities	3,775	—	—	3,775
Interest rate swaps	—	7,428	—	7,428
Fair value hedge	—	405	—	405
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	7,428	—	7,428

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Assets:
United States government agency securities	$—	$38,408	$—	$38,408
United States sponsored mortgage-backed securities	—	82,382	—	82,382
United States treasury securities	—	100,356	—	100,356
Municipal securities	—	88,662	18,245	106,907
Corporate debt securities	—	8,942	—	8,942
Other securities	—	780	—	780
Equity securities	3,590	—	—	3,590
Loans held-for-sale	—	629	—	629
Interest rate swaps	—	6,249	—	6,249
Embedded derivative	—	—	648	648
Liabilities:
Interest rate swaps	—	6,249	—	6,249
Fair value hedge	—	6,111	—	6,111

The following table represents recurring Level III assets as of the periods shown:

(Dollars in thousands)	Municipal Securities	Embedded Derivatives	Total
Balance at March 31, 2024	$17,363	$648	$18,011
Realized and unrealized income included in earnings	4	—	4
Maturities/calls	(155)	—	(155)
Unrealized loss included in other comprehensive income (loss)	717	—	717
Balance at June 30, 2024	$17,929	$648	$18,577

Balance at December 31, 2023	$18,245	$648	$18,893
Realized and unrealized income (loss) included in earnings	5	—	5
Maturities/calls	(225)	—	(225)
Unrealized loss included in other comprehensive income (loss)	(96)	—	(96)
Balance at June 30, 2024	$17,929	$648	$18,577

Balance at March 31, 2023	$36,458	$648	$37,106
Realized and unrealized gain included in earnings	1	—	1
Maturities/calls	(700)	—	(700)
Unrealized loss included in other comprehensive income (loss)	(1,341)	—	(1,341)
Balance at June 30, 2023	$34,418	$648	$35,066

Balance at December 31, 2022	$35,343	$787	$36,130
Realized loss included in earnings	1	(139)	(138)
Maturities/calls	(767)	—	(767)
Unrealized gain included in other comprehensive income (loss)	(159)	—	(159)
Balance at June 30, 2023	$34,418	$648	$35,066

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

The following table presents the fair value of these assets as of the periods shown:

	June 30, 2024
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$18,425	$18,425
Other real estate owned	—	—	825	825
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	37,486	37,486

	December 31, 2023
(Dollars in thousands)	Level I	Level II	Level III	Total
Collateral-dependent loans	$—	$—	$2,891	$2,891
Other real estate owned	—	—	825	825
Other debt securities	—	—	7,500	7,500
Equity securities	—	—	37,496	37,496

The following tables present quantitative information about the Level III significant unobservable inputs for assets and liabilities measured at fair value as of the periods shown:

	Quantitative Information about Level III Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2024
Nonrecurring measurements:
Collateral-dependent loans	$18,425	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$37,486	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$17,929	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%

December 31, 2023
Nonrecurring measurements:
Collateral-dependent loans	$2,891	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other real estate owned	$825	Appraisal of collateral [1]	Appraisal adjustments [2]	0% - 20%
			Liquidation expense [2]	6%

Other debt securities	$7,500	Net asset value	Cost, less impairment	0%

Equity securities	$37,496	Net asset value	Cost, less impairment	0%

Recurring measurements:
Municipal securities [5]	$18,245	Appraisal of bond [3]	Bond appraisal adjustment [4]	5% - 15%

Embedded derivatives	$648	Monte Carlo pricing model	Deferred payment	$0 - $49.1 million
			Volatility	59%
			Term	4.75 years
			Risk free rate	3.59%
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

We designated the fair value swaps under the portfolio layer method (“PLM”). The total notional amount of the five swaps was $432.8 million as of June 30, 2024, one of which is amortizing and included a $17.2 million amortization adjustment to the notional amount at June 30, 2024. Under this method, the hedged items are designated as a hedged layer of closed portfolios of financial loans and municipal bonds that are anticipated to remain outstanding for the designated hedged periods. Adjustments are made to record the swaps at fair value on the consolidated balance sheets, with changes in fair value recognized in interest income. The carrying values of the fair value swaps on the consolidated balance sheets are also adjusted through interest income, based on changes in fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged assets and the cumulative fair value hedging adjustments included in the carrying value of the hedged assets as of June 30, 2024 and December 31, 2023:

		June 30, 2024			December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Amortized Cost Basis	Hedged Asset	Basis Adjustment	Amortized Cost Basis	Hedged Asset	Basis Adjustment
Fixed rate mortgages	Loans receivable	$469,177	$382,801	$(1,284)	$491,018	$390,297	$4,055
Fixed rate bonds	Investment securities available-for-sale	$58,120	$50,000	$420	$59,270	$50,000	$1,570
Total hedged assets		$527,297	$432,801	$(864)	$550,288	$440,297	$5,625

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

The following tables summarize outstanding financial derivative instruments as of June 30, 2024 and December 31, 2023:

		June 30, 2024
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$432,801	$405	$6,516

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	140,222	7,428	7,428
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	140,222	(7,428)	(7,428)

Total derivatives		$713,245	$405	$6,516

		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Fair Value of Asset (Liability)	Gain (Loss)
Fair value hedge of interest rate risk:
Pay fixed rate swaps with counterparty	Accrued interest receivable and other assets	$440,297	$(6,111)	$(6,111)

Not designated hedges of interest rate risk:
Matched interest rate swaps with borrowers	Accrued interest receivable and other assets	126,494	6,249	6,249
Matched interest rate swaps with counterparty	Accrued interest payable and other liabilities	126,494	(6,249)	(6,249)

Total derivatives		$693,285	$(6,111)	$(6,111)

Embedded Derivative

In December 2022, we entered into an agreement to sell a portion of our shares of Interchecks Technologies, Inc., a former equity method investment that was subsequently reclassified to equity securities due to the decrease in the remaining ownership percentage. Based on the terms of the sale, we recognized the cash received at closing, as well as a receivable for the remaining installment payment, which is based on a future economic event and is accounted for and separately recorded as a derivative. The derivative instrument is included in accrued interest receivable and other assets on the consolidated balance sheet, while the gains and losses are included in noninterest income on the consolidated statement of income. The fair value of the embedded derivative was $0.6 million at June 30, 2024 and December 31, 2023, with no gain or loss for the six months ended June 30, 2024 and a loss of $0.1 million for the six months ended June 30, 2023.

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

The following table presents our calculation of EPS for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except shares and per share data)	2024	2023	2024	2023
Numerator for earnings per share:
Net income from continuing operations	$4,149	$7,998	$8,651	$10,436
Net (income) loss attributable to noncontrolling interest	(60)	114	(80)	236
Net income available to common shareholders from continuing operations	4,089	8,112	8,571	10,672
Net income from discontinued operations available to common shareholders	—	—	—	8,782
Net income available to common shareholders	$4,089	$8,112	$8,571	$19,454

Denominator:
Weighted-average shares outstanding - basic	12,883,426	12,689,669	12,847,191	12,656,698
Effect of dilutive instruments	162,234	225,625	211,600	303,027
Weighted-average shares outstanding - diluted	13,045,660	12,915,294	13,058,791	12,959,725

Earnings per share from continuing operations - basic	$0.32	$0.64	$0.67	$0.84
Earnings per share from discontinued operations - basic	$—	$—	$—	$0.69
Earnings per common share - basic	$0.32	$0.64	$0.67	$1.54
Earnings per share from continuing operations - diluted	$0.31	$0.63	$0.66	$0.82
Earnings per share from discontinued operations - diluted	$—	$—	$—	$0.68
Earnings per share common share - diluted	$0.31	$0.63	$0.66	$1.50

Instruments not included in the computation of diluted EPS because the effect would be antidilutive	606,925	641,534	316,368	274,409

Note 13 – Comprehensive Income

The following tables present the reclassified components of accumulated other comprehensive income (“AOCI”) as of and for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Details about AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected income statement line item
Available-for-sale securities
Realized gain (loss) recognized in income	$—	$—	$658	$(1,536)	Gain (loss) on sale of available-for-sale securities
Income tax effect	—	—	(158)	369	Income taxes
Realized gain (loss) recognized in income, net of tax	—	—	500	(1,167)
Defined benefit pension plan items
Amortization of net actuarial loss	(43)	$(29)	$(86)	$(58)	Salaries and employee benefits
Income tax effect	10	7	20	14	Income taxes
Defined benefit pension plan items, net of tax	(33)	(22)	(66)	(44)
Investment hedge
Carrying value adjustment	—	(45)	—	289	Interest on investment securities
Income tax effect	—	11	—	(69)	Income taxes
Investment hedge, net of tax	—	(34)	—	220

Total reclassifications	$(33)	$(56)	$434	$(991)

(Dollars in thousands)	Unrealized gains (losses) on available for-sale securities	Defined benefit pension plan items	Investment hedge	Total
Balance at March 31, 2024	$(28,328)	$(2,505)	$34	$(30,799)
Other comprehensive income (loss) before reclassification	2,152	228	—	2,380
Amounts reclassified from accumulated other comprehensive income (loss)	—	33	—	33
Net current period other comprehensive income (loss)	2,152	261	—	2,413
Balance at June 30, 2024	$(26,176)	$(2,244)	$34	$(28,386)

Balance at December 31, 2023	$(25,871)	$(2,994)	$34	$(28,831)
Other comprehensive income (loss) before reclassification	195	684	—	879
Amounts reclassified from accumulated other comprehensive income (loss)	(500)	66	—	(434)
Net current period other comprehensive income (loss)	(305)	750	—	445
Balance at June 30, 2024	$(26,176)	$(2,244)	$34	$(28,386)

Balance at March 31, 2023	$(27,810)	$(3,128)	$—	$(30,938)
Other comprehensive income (loss) before reclassification	(3,864)	282	—	(3,582)
Amounts reclassified from accumulated other comprehensive income (loss)	—	22	34	56
Net current period other comprehensive income (loss)	(3,864)	304	34	(3,526)
Balance at June 30, 2023	$(31,674)	$(2,824)	$34	$(34,464)

Balance at December 31, 2022	$(34,829)	$(3,129)	$254	$(37,704)
Other comprehensive income (loss) before reclassification	1,988	261	—	2,249
Amounts reclassified from accumulated other comprehensive income (loss)	1,167	44	(220)	991
Net current period other comprehensive income (loss)	3,155	305	(220)	3,240
Balance at June 30, 2023	$(31,674)	$(2,824)	$34	$(34,464)

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

The following tables present information about the reportable segments and reconciliation to the consolidated financial statements for the periods shown:

Three Months Ended June 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$46,038	$103	$3	$—	$(17)	$46,127
Interest expense	17,635	—	922	17	(17)	18,557
Net interest income (expense)	28,403	103	(919)	(17)	—	27,570
Provision for credit losses	254	—	—	—	—	254
Net interest income (expense) after provision for credit losses	28,149	103	(919)	(17)	—	27,316

Noninterest income	4,898	485	2,769	3,128	(4,138)	7,142

Noninterest Expenses:
Salaries and employee benefits	9,359	—	4,473	2,117	—	15,949
Other expenses	13,257	—	2,080	1,782	(4,138)	12,981
Total noninterest expenses	22,616	—	6,553	3,899	(4,138)	28,930

Income (loss), before income taxes	10,431	588	(4,703)	(788)	—	5,528
Income taxes	2,438	145	(1,016)	(188)	—	1,379
Net income (loss), before noncontrolling interest	7,993	443	(3,687)	(600)	—	4,149
Net income attributable to noncontrolling interest	—	—	—	(60)	—	(60)
Net income (loss) available to common shareholders	$7,993	$443	$(3,687)	$(660)	$—	$4,089

Capital expenditures for the three months ended June 30, 2024	$159	$—	$97	$—	$—	$256
Total assets as of June 30, 2024	$3,230,012	$84,195	$343,954	$16,315	$(386,472)	$3,288,004
Total assets as of December 31, 2023	$3,255,369	$83,909	$345,314	$17,728	$(388,438)	$3,313,882
Goodwill as of June 30, 2024	$—	$—	$—	$2,838	$—	$2,838
Goodwill as of December 31, 2023	$—	$—	$—	$2,838	$—	$2,838

Three Months Ended June 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$46,929	$105	$3	$6	$(12)	$47,031
Interest expense	16,439	—	999	23	(12)	17,449
Net interest income (expense)	30,490	105	(996)	(17)	—	29,582
Release of allowance for credit losses	(4,235)	—	—		—	(4,235)
Net interest income (expense) after release of allowance for credit losses	34,725	105	(996)	(17)	—	33,817

Noninterest income	4,113	1,872	3,116	1,051	(3,733)	6,419

Noninterest Expenses:
Salaries and employee benefits	9,053	7	4,623	2,063	—	15,746
Other expenses	14,148	18	2,163	1,940	(3,733)	14,536
Total noninterest expenses	23,201	25	6,786	4,003	(3,733)	30,282

Income (loss), before income taxes	15,637	1,952	(4,666)	(2,969)	—	9,954
Income taxes	3,237	643	(1,207)	(717)	—	1,956
Net income (loss), before noncontrolling interest	12,400	1,309	(3,459)	(2,252)	—	7,998
Net loss attributable to noncontrolling interest	—	—	—	114	—	114
Net income (loss) available to common shareholders	$12,400	$1,309	$(3,459)	$(2,138)	$—	$8,112

Capital expenditures for the three months ended June 30, 2023	$155	$—	$—	$151	$—	$306

Six Months Ended June 30, 2024	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$95,980	$206	$5	$—	$(34)	$96,157
Interest expense	36,562	—	1,881	39	(34)	38,448
Net interest income (expense)	59,418	206	(1,876)	(39)	—	57,709
Provision for credit losses	2,251	—	—	—	—	2,251
Net interest income (expense) after provision for credit losses	57,167	206	(1,876)	(39)	—	55,458

Noninterest income	12,419	(644)	5,034	6,392	(8,225)	14,976

Noninterest Expenses:
Salaries and employee benefits	19,182	—	9,151	4,105	—	32,438
Other expenses	27,078	—	3,921	3,909	(8,225)	26,683
Total noninterest expenses	46,260	—	13,072	8,014	(8,225)	59,121

Income (loss), before income taxes	23,326	(438)	(9,914)	(1,661)	—	11,313
Income taxes	5,316	(84)	(2,173)	(397)	—	2,662
Net income (loss), before noncontrolling interest	18,010	(354)	(7,741)	(1,264)	—	8,651
Net income attributable to noncontrolling interest	—	—	—	(80)	—	(80)
Net income (loss) available to common shareholders	$18,010	$(354)	$(7,741)	$(1,344)	$—	$8,571

Capital expenditures for the six months ended June 30, 2024	$811	$—	$108	$258	$—	$1,177

Six Months Ended June 30, 2023	CoRe Banking	Mortgage Banking	Financial Holding Company	Other	Intercompany Eliminations	Consolidated
(Dollars in thousands)
Interest income	$91,591	$210	$36	$—	$(43)	$91,794
Interest expense	27,480	—	1,992	54	(43)	29,483
Net interest income (expense)	64,111	210	(1,956)	(54)	—	62,311
Provision for credit losses	341	—	—	—	—	341
Net interest income (expense) after provision for credit losses	63,770	210	(1,956)	(54)	—	61,970

Noninterest income	7,131	686	5,526	2,835	(6,692)	9,486

Noninterest Expenses:
Salaries and employee benefits	18,104	7	9,573	4,808	—	32,492
Other expenses	25,202	52	4,080	3,465	(6,692)	26,107
Total noninterest expenses	43,306	59	13,653	8,273	(6,692)	58,599

Income (loss), before income taxes	27,595	837	(10,083)	(5,492)	—	12,857
Income taxes	5,752	139	(2,149)	(1,321)	—	2,421
Net income (loss) from continuing operations	21,843	698	(7,934)	(4,171)	—	10,436
Income from discontinued operations, before income taxes	—	—	—	11,831	—	11,831
Income taxes - discontinued operations	—	—	—	3,049	—	3,049
Net income from discontinued operations	—	—	—	8,782	—	8,782
Net income (loss) before noncontrolling interest	21,843	698	(7,934)	4,611	—	19,218
Net loss attributable to noncontrolling interest	—	—	—	236	—	236
Net income (loss) available to common shareholders	$21,843	$698	$(7,934)	$4,847	$—	$19,454

Capital expenditures for the six months ended June 30, 2023	$492	$—	$—	$721	$—	$1,213

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

Chartwell Compliance

In February 2023, we completed the sale of the Bank’s wholly-owned subsidiary, Chartwell, for total consideration of $14.4 million in the form of a note issued to the buyer, resulting in a gain on sale of $11.8 million. The note matures June 20, 2027 and bears interest at a fixed rate of 7%, payable in four equal annual installments commencing June 20, 2024. To facilitate a transition of the Chartwell services and support the onboarding and conversion of systems, we entered into a 60 day Employee Lease and Service Agreement, whereby we provided the purchaser with finance and accounting, human capital, information technology, marketing and record/data retention services. In addition, we entered into a contract with the purchaser to continue to provide services and support from Chartwell for three years following the sale. During the three and six months ended June 30, 2024, we have paid $1.2 million and $2.4 million in fees related to this contract, respectively.

Chartwell's net income is presented in income from discontinued operations for all periods shown. Prior period balances have been reclassified to conform with this presentation.

The following table presents the major classes of net income from discontinued operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Compliance consulting income	$—	$—	$—	$2,369
Gain on sale of discontinued operations	—	—	—	11,800
Total income	$—	$—	$—	$14,169

Salaries and employee benefits	$—	$—	$—	$2,082
Other expenses	—	—	—	256
Total expenses	$—	$—	$—	$2,338

Income, before income taxes	$—	$—	$—	$11,831
Income taxes	—	—	—	3,049
Net income from discontinued operations	$—	$—	$—	$8,782

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

Executive Summary

We continue to adapt our business model due to challenging market conditions, primarily due to the current high interest rate environment, a slowing economy and multiple high-profile bank failures that occurred during the first half of 2023. Interest rates have remained at an elevated level through June 30, 2024, as the Federal Reserve raised its key interest rate to a range of 5.25% to 5.50% in July 2023. Lower loan balances are the result of slower market demand, the impact of loan amortization and payoffs and slower loan growth based on overall market conditions and portfolio management. We initiated the process of winding down our digital asset program account relationships, while maintaining operating accounts, during the second quarter of 2024, a decision that was prompted by changing market conditions and profitability challenges that contributed to an unfavorable risk/reward dynamic. We remain committed to the gaming, payments and banking-as-a-service industries. We continue to expand the Bank's treasury services function to support the banking needs of financial and emerging technology companies, which we believe will further enhance core deposits, notably through the expansion of deposit acquisition and fee income strategies through the Fintech division. Additionally, we have expanded our compliance and risk management team to support the growth in these lines of business.

Current Market Conditions

There continues to be a focus on liquidity after the bank failures that occurred during the first half of 2023, when certain specialized banking institutions with elevated concentrations of uninsured deposits experienced large deposit outflows, resulting in the institutions being placed into FDIC receiverships. In the aftermath, there has been substantial market disruption and indications that deposit concerns could spread within the banking industry, leading to deposit outflows and other destabilizing results. These market events could have a material adverse effect on our business. A deterioration in economic conditions or the loss of confidence in financial institutions may result in deposit base outflows and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. In addition, account and deposit balances may decrease when clients perceive alternative investments, such as the stock market or real estate, as providing a better risk/return trade-off. Furthermore, the portion of our deposit portfolio that is comprised of large uninsured deposits may be more likely to be withdrawn rapidly under adverse economic conditions. If our clients move money out of bank deposits into investments or to other financial institutions, we could lose a relatively low-cost source of funds. As of June 30, 2024 and December 31, 2023, our liquid assets totaled $592.5 million and $504.3 million, respectively, which we believe would enable us to meet our cash obligations as they come due.

Financial Results

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

During the three months ended June 30, 2024, net interest income decreased $2.0 million, noninterest income increased $0.7 million and noninterest expenses decreased by $1.4 million compared to the three months ended June 30, 2023. Our tax- equivalent yield on earning assets in the three months ended June 30, 2024 was 6.26% compared to 6.02% in the three months ended June 30, 2023. Loans receivable decreased by $60.5 million to $2.21 billion during the three months ended June 30, 2024. Our overall cost of interest-bearing liabilities was 4.15% in the three months ended June 30, 2024 compared to 3.29% in the three months ended June 30, 2023. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.75% in the three months ended June 30, 2024, compared to 3.80% in the three months ended June 30, 2023.

Our net income for the three months ended June 30, 2024 was $4.1 million compared to $8.1 million in the three months ended June 30, 2023. Earnings for the three months ended June 30, 2024 equated to a return on average assets of 0.5% and a return on average equity of 5.7%, compared to the three months ended June 30, 2023 results of 1.0% and 12.0%, respectively. Basic and diluted earnings per share were $0.32 and $0.31, respectively, for the three months ended June 30, 2024, compared to $0.64 and

$0.63, respectively, for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

During the six months ended June 30, 2024, net interest income decreased $4.6 million, noninterest income increased $5.5 million and noninterest expenses increased by $0.5 million compared to the six months ended June 30, 2023. Our yield on tax-equivalent earning assets in the six months ended June 30, 2024 was 6.30% compared to 6.01% in the six months ended June 30, 2023. Loans receivable decreased by $110.8 million to $2.21 billion during the six months ended June 30, 2024. Our overall cost of interest-bearing liabilities was 4.19% in the six months ended June 30, 2024 compared to 3.14% in the six months ended June 30, 2023. This cost of interest-bearing liabilities, combined with the earning asset yield, resulted in a tax-equivalent net interest margin of 3.79% in the six months ended June 30, 2024, compared to 4.09% in the six months ended June 30, 2023.

Our net income for the six months ended June 30, 2024 was $8.6 million compared to $19.5 million in the six months ended June 30, 2023, largely the result of an $11.8 million pre-tax gain related to the sale of the Bank’s wholly-owned subsidiary, Chartwell. Earnings for the six months ended June 30, 2024 equated to a return on average assets of 0.5% and a return on average equity of 5.93%, compared to the six months ended June 30, 2023 results of 1.2% and 14.1%, respectively. Basic and diluted earnings per share were $0.67 and $0.66, respectively, for the six months ended June 30, 2024, compared to $1.54 and $1.50, respectively, for the six months ended June 30, 2023.

Corporate Updates

Flexia Payments, LLC

In May 2023, MVB Technology entered into an Assignment and Assumption Agreement with Flexia, wherein Flexia assigned loans outstanding between Flexia and MVB to MVB Technology. In consideration for the assignment, Flexia granted MVB Technology a license for the Flexia software. Additionally, through a Mutual Release Agreement between Edge Ventures and Flexia, Edge Ventures transferred its 800 Class A Common Units and 1,500 Preferred Units of Flexia back to Flexia for cancellation. As a result of the transactions, we no longer consolidate Flexia in our financial statements.

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

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$380,278	$5,065	5.36%	$444,600	$5542	5.00%
Investment securities:
Taxable	252,963	1,905	3.03	220,687	1,229	2.23
Tax-exempt [1]	102,785	684	2.68	123,497	1,147	3.73
Loans and loans held-for-sale: [2]
Commercial	1,597,359	30,824	7.76	1,635,438	30,534	7.49
Tax exempt [1]	3,261	35	4.32	3,822	42	4.41
Real estate	563,011	6,391	4.57	593,767	5,691	3.84
Consumer	73,531	1,374	7.52	128,113	3,096	9.69
Total loans	2,237,162	38,624	6.94	2,361,140	39,363	6.69
Total earning assets	2,973,188	46,278	6.26	3,149,924	47,281	6.02
Less: Allowance for credit losses	(22,596)			(35,143)
Cash and due from banks	4,528			5,756
Other assets	305,644			289,161
Total assets	$3,260,764			$3,409,698

Liabilities
Deposits:
NOW	$465,587	$4,139	3.58%	$682,277	$4,816	2.83%
Money market checking	400,205	3,337	3.35	615,962	2,439	1.59
Savings	112,225	944	3.38	72,289	351	1.95
IRAs	7,948	81	4.10	6,401	45	2.82
CDs	731,337	9,130	5.02	662,753	8,799	5.33
Repurchase agreements and federal funds sold	3,459	4	0.47	5,428	—	—
FHLB and other borrowings	—	—	—	158	—	—
Senior term loan [3]	2,736	114	16.76	9,351	198	8.49
Subordinated debt	73,629	808	4.41	73,382	801	4.38
Total interest-bearing liabilities	1,797,126	18,557	4.15	2,128,001	17,449	3.29
Noninterest-bearing demand deposits	1,139,070			971,436
Other liabilities	36,101			38,842
Total liabilities	2,972,297			3,138,279

Stockholders’ equity
Common stock	13,731			13,533
Paid-in capital	162,518			158,601
Treasury stock	(16,741)			(16,741)
Retained earnings	161,709			148,600
Accumulated other comprehensive loss	(32,299)			(32,714)
Total stockholders’ equity	288,918			271,279
Noncontrolling interest	(451)			140
Total stockholders’ equity attributable to parent	288,467			271,419
Total liabilities and stockholders’ equity	$3,260,764			$3,409,698

Net interest spread (tax-equivalent)			2.11%			2.73%
Net interest income and margin (tax-equivalent) [1]		$27,721	3.75%		$29,832	3.80%
Less: Tax-equivalent adjustments		$(151)			$(250)
Net interest spread			2.09%			2.70%
Net interest income and margin		$27,570	3.73%		$29,582	3.77%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the three months ended June 30, 2024 and 2023, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024, and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/Expense	Yield/Cost	Average Balance	Interest Income/Expense	Yield/Cost
Assets
Interest-bearing balances with banks	$465,086	$12,406	5.36%	$365,291	$8695	4.80%
Investment securities:
Taxable	249,527	3,648	2.94	228,587	3,077	2.71
Tax-exempt [1]	104,547	1,570	3.02	130,609	2,456	3.79
Loans and loans held-for-sale: [2]
Commercial	1,611,822	62,975	7.86	1,628,015	59,065	7.32
Tax exempt [1]	3,317	72	4.37	3,882	85	4.42
Real estate	569,579	13,004	4.59	607,501	11,992	3.98
Consumer	75,416	2,827	7.54	132,804	6,959	10.57
Total loans	2,260,134	78,878	7.02	2,372,202	78,101	6.64
Total earning assets	3,079,294	96,502	6.30	3,096,689	92,329	6.01
Less: Allowance for loan losses	(22,427)			(32,653)
Cash and due from banks	4,967			3,015
Other assets	320,338			314,279
Total assets	$3,382,172			$3,381,330

Liabilities
Deposits:
NOW	$510,558	$9,068	3.57%	$739,273	$9,478	2.59%
Money market checking	404,484	7,096	3.53	413,718	3,367	1.64
Savings	137,918	2,585	3.77	82,735	991	2.42
IRAs	7,856	155	3.97	6,276	72	2.31
CDs	702,974	17,657	5.05	525,213	12,695	4.87
Repurchase agreements and federal funds sold	3,205	5	0.31	6,514	—	—
FHLB and other borrowings	22	1	5.98	35,347	888	5.07
Senior term loan [3]	4,736	264	11.21	9,557	392	8.27
Subordinated debt	73,600	1,617	4.42	73,350	1,600	4.40
Total interest-bearing liabilities	1,845,353	38,448	4.19	1,891,983	29,483	3.14
Noninterest-bearing demand deposits	1,209,132			1,174,965
Other liabilities	39,059			37,969
Total liabilities	3,093,544			3,104,917

Stockholders’ equity
Common stock	13,695			13,502
Paid-in capital	162,025			156,009
Treasury stock	(16,741)			(16,741)
Retained earnings	161,322			157,464
Accumulated other comprehensive loss	(31,429)			(34,022)
Total stockholders’ equity	288,872			276,212
Noncontrolling interest	(244)			201
Total stockholders’ equity attributable to parent	288,628			276,413
Total liabilities and stockholders’ equity	$3,382,172			$3,381,330

Net interest spread (tax-equivalent)			2.11%			2.87%
Net interest income and margin (tax-equivalent) [1]		$58,054	3.79%		$62,846	4.09%
Less: Tax-equivalent adjustments		$(345)			$(535)
Net interest spread			2.09%			2.84%
Net interest income and margin		$57,709	3.77%		$62,311	4.06%
1 In order to make pre-tax income and resultant yields on tax-exempt loans and investment securities comparable to those on taxable loans and investment securities, a tax-equivalent adjustment has been computed using a Federal tax rate of 21% for the six months ended June 30, 2024 and 2023, which is a non-U.S. GAAP financial measure. See the reconciliation of this non-U.S. GAAP financial measure to its most directly comparable U.S. GAAP financial measure following this table.
2 Non-accrual loans are included in total loan balances, lowering the effective yield for the portfolio in the aggregate.
3 The senior term loan was paid off in May 2024, and the unamortized debt issuance costs were recorded as interest expense upon the repayment.

The following table presents the reconciliation of net interest margin for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net interest margin - U.S. GAAP basis
Net interest income	$27,570	$29,582	$57,709	$62,311
Average interest-earning assets	2,973,188	3,149,924	3,079,294	3,096,689
Net interest margin	3.73%	3.77%	3.77%	4.06%

Net interest margin - non-U.S. GAAP basis
Net interest income	$27,570	$29,582	$57,709	$62,311
Impact of fully tax-equivalent adjustment	151	250	345	535
Net interest income on a fully tax-equivalent basis	$27,721	$29,832	$58,054	$62,846
Average interest-earning assets	$2,973,188	$3,149,924	$3,079,294	$3,096,689
Net interest margin on a fully tax-equivalent basis	3.75%	3.80%	3.79%	4.09%

Key Metrics

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Book value per common share	$22.94	$21.57	$22.94	$21.57
Tangible book value per common share [4]	$22.70	$21.31	$22.70	$21.31
Efficiency ratio 1 4	83.3%	84.1%	81.3%	70.9%
Overhead ratio 2 3 4	3.5%	3.6%	3.5%	3.5%
Net loan charge-offs to total loans [5]	0.2%	0.2%	0.2%	0.3%
Allowance for credit losses to total loans [6]	1.0%	1.3%	1.0%	1.3%
Nonperforming loans [7]	$23,099	$13,646	$23,099	$13,646
Nonperforming loans to total loans [7]	1.0%	0.6%	1.0%	0.6%
Equity to assets	9.0%	8.2%	9.0%	8.2%
Community Bank Leverage Ratio	10.7%	10.0%	10.7%	10.0%
1 Noninterest expense as a percentage of net interest income and noninterest income
2 Annualized for the quarterly periods presented
3 Noninterest expense as a percentage of average assets
4 Non-U.S. GAAP metric
5 Charge-offs less recoveries
6 Excludes loans held-for-sale
7 The increase in nonperforming loans was driven by the addition of a $14.6 million commercial construction loan in the multifamily space; the loan is collateralized with a loan to value of less than 70%

Tangible book value (“TBV”) per common share was $22.70 and $21.31 as of June 30, 2024 and June 30, 2023, respectively. TBV per common share is a non-U.S. GAAP measure that we believe is helpful to interpreting financial results. A reconciliation of TBV per common share is included below.

	As of June 30,
(Dollars in thousands, except per share data)	2024	2023
Goodwill	$2,838	$2,838
Intangibles	307	397
Total intangibles	$3,145	$3,235

Total equity attributable to parent	$296,625	$274,349
Less: Total intangibles	(3,145)	(3,235)
Tangible common equity	$293,480	$271,114

Tangible common equity	$293,480	$271,114
Common shares outstanding (000s)	12,928	12,720
Tangible book value per common share	$22.70	$21.31

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

In 2023, the Federal Reserve raised its key interest rate to a range of 5.25% to 5.5% as of December 31, 2023 and remained at this rate as of June 30, 2024. We continually analyze methods to deploy assets into an earning asset mix to generate a stronger net interest margin.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Net interest margin on a tax-equivalent basis was 3.75% for the three months ended June 30, 2024 compared to 3.80% for the three months ended June 30, 2023. The decrease in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by investment yields. Tax-equivalent net interest spread was 2.11% for the three months ended June 30, 2024 compared to 2.73% for the three months ended June 30, 2023. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 164 basis points in the three months ended June 30, 2024 compared to 107 basis points in the three months ended June 30, 2023 driven by the increase in interest expense and the decline in average assets.

During the three months ended June 30, 2024, net interest income decreased by $2.0 million, or 6.8%, to $27.6 million from $29.6 million during the three months ended June 30, 2023. Average total earning assets were $2.97 billion in the three months ended June 30, 2024 compared to $3.15 billion in the three months ended June 30, 2023. Total interest income decreased by $0.9 million, or 1.9%, to $46.1 million in the three months ended June 30, 2024 from $47.0 million in the three months ended June 30, 2023 driven by an decrease in total earning assets, including interest bearing deposits with other banks. Average total loans decreased to $2.24 billion in the three months ended June 30, 2024 from $2.36 billion in the three months ended June 30, 2023, primarily as the result of a $30.8 million decrease in average real estate loans and an $54.6 million decrease in average consumer loans. The yield on total loans increased 25 basis points.

Average investment securities increased $11.6 million as the result of a $32.3 million increase in taxable investments, partially offset by a $20.7 million decrease in tax-exempt investments during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The yield on tax-exempt securities decreased 105 basis points, and the taxable securities yield increased 80 basis points.

Average interest-bearing liabilities decreased by $330.9 million for the three months ended June 30, 2024 from the three months ended June 30, 2023. The decrease was primarily the result of average balance decreases of $216.7 million in NOW accounts and $215.8 million in money market checking deposits, partially offset by an increase of $68.6 million in certificates of deposit.

Average interest-bearing deposits were $1.72 billion for the three months ended June 30, 2024 and $2.04 billion for the three months ended June 30, 2023. Total interest expense increased by $1.1 million, caused primarily by a $1.2 million increase in deposit interest. The result was a 86 basis point increase in the cost of interest-bearing liabilities, primarily driven by increases in interest rates.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Net interest margin on a tax-equivalent basis was 3.79% for the six months ended June 30, 2024 compared to 4.09% for the six months ended June 30, 2023. The decrease in net interest margin on a tax-equivalent basis primarily reflects higher funding costs and a shift in the mix of earnings assets, partially offset by investment yields. Tax-equivalent net interest spread was 2.11% for the six months ended June 30, 2024 compared to 2.87% for the six months ended June 30, 2023. The difference between the tax-equivalent net interest margin and tax-equivalent net interest spread was 168 basis points in the six months ended June 30, 2024 compared to 122 basis points in the six months ended June 30, 2023. This difference was driven by the increase in interest expense and the decline in average assets.

During the six months ended June 30, 2024, net interest income decreased by $4.6 million, or 7.4%, to $57.7 million from $62.3 million during the six months ended June 30, 2023. This decrease is largely due to an increase in cost of funds, partially offset by higher yields on earning assets. Average total earning assets were $3.08 billion in the six months ended June 30, 2024 compared to $3.10 billion in the six months ended June 30, 2023. Total interest income increased by $4.4 million, or 4.8%, to $96.2 million in the six months ended June 30, 2024 from $91.8 million in the six months ended June 30, 2023 driven by higher yields from new loan production at favorable interest rates. Average total loans decreased to $2.26 billion in the six months ended June 30, 2024 from $2.37 billion in the six months ended June 30, 2023, primarily as the result of a $57.4 million decrease in average consumer loans, a $37.9 million decrease in average real estate loans and a $16.2 million decrease in average commercial loans. The yield on total loans increased 38 basis points.

Average investment securities decreased $5.1 million as the result of a $26.1 million decrease in tax-exempt investments, partially offset by a $20.9 million increase in taxable investments during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The yield on tax-exempt securities decreased 77 basis points, and the taxable securities yield increased 23 basis points.

Average interest-bearing liabilities decreased by $46.6 million for the six months ended June 30, 2024 from the six months ended June 30, 2023. The decrease was primarily the result of average balance decreases of $228.7 million in negotiable order of withdrawal accounts, $35.3 million in FHLB and other borrowings and $9.2 million in money market checking accounts, partially offset by $177.8 million in certificates of deposit and $55.2 million in saving accounts.

The cost of interest-bearing liabilities increased to 4.19% in the six months ended June 30, 2024 from 3.14% in the six months ended June 30, 2023. This increase is primarily the result of an increase of 113 basis points in the cost of deposits. Average interest-bearing deposits were $1.76 billion for the six months ended June 30, 2024 and $1.77 billion for the six months ended June 30, 2023. Total interest expense increased by $9.0 million, primarily driven by increases in interest rates.

Further discussion on borrowings is included in Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Provision for Credit Losses

The provision for credit losses, which is a product of management’s analysis, is recorded in response to inherent losses in the loan portfolio. Credit loss provisions were $0.3 million for the three months ended June 30, 2024, while there was a release of allowance for credit losses of $4.2 million for the three months ended June 30, 2023, respectively. The increase in credit loss provisions is the result of an increase in the required reserve calculated by the individually analyzed loan, which was partially offset by lower calculated loss rates and lower portfolio balances across most of the pooled loan segments.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Total loans decreased $60.5 million during the three months ended June 30, 2024, compared to a decrease of $48.8 million in the three months ended June 30, 2023. The decline in loan balances compared to the prior quarters primarily reflects the amortization of the loan portfolio and the Bank’s purposeful effort to improve the overall strength of the loan portfolio through selective originations. The commercial loan portfolio decreased by $53.1 million during the three months ended June 30, 2024, as compared to an increase of $12.2 million in the three months ended June 30, 2023, while the residential mortgage loan portfolio decreased by $4.4 million during the three months ended June 30, 2024, as compared to a $33.4 million decrease during the three months ended June 30, 2023. Additionally, our consumer loan portfolio decreased by $1.9 million during the three months ended June 30, 2024, while it decreased by $26.9 million in the three months ended June 30, 2023. Net charge-offs totaled $0.9 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Total loans decreased $110.8 million during the six months ended June 30, 2024 versus a decrease of $60.3 million in the six months ended June 30, 2023. The commercial loan portfolio decreased by $87.1 million during the six months ended June 30, 2024, as compared to a decrease of $42.9 million in the six months ended June 30, 2023, while the residential mortgage loan portfolio decreased by $16.6 million during the six months ended June 30, 2024, while increasing by $64.6 million in the six months ended June 30, 2023. Additionally, our consumer loan portfolio decreased by $4.7 million during the six months ended June 30, 2024, while it decreased by $79.8 million in the six months ended June 30, 2023. In addition, net charge-offs during the six months ended June 30, 2024 totaled $2.2 million compared to net charge-offs of $2.9 million in the six months ended June 30, 2023.

Noninterest Income

Payment card and service charge income, consulting compliance income, equity method investment income or loss and gains on sale of loans generally account for the majority of our noninterest income. From time to time, we also recognize gains or losses on acquisition and divestiture activity, sales of assets or our investment portfolio.

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Noninterest income for the three months ended June 30, 2024 and 2023 totaled $7.1 million and $6.4 million, respectively. The increase in noninterest income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily the result of losses of $1.0 million on divestiture activity and $1.0 million on the sale of subprime automobile loans during the three months ended June 30, 2023, with no comparable losses in the current quarter, offset by a $1.4 million decrease in equity method investment income.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Noninterest income for the six months ended June 30, 2024 and 2023 totaled $15.0 million and $9.5 million, respectively. The increase in noninterest income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily the result of a $1.5 million increase in payment card and service charge income, a $2.2 million increase in gains on sale of available-for-sale investment securities and a $1.3 million increase in gain on sale of loans, offset by a $1.3 million decrease in equity method investment income.

Noninterest Expense

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Noninterest expense was $28.9 million and $30.3 million in the three months ended June 30, 2024 and 2023, respectively. The decline from the prior period primarily reflects a decline in other operating expenses, partially offset by higher professional fees incurred to enhance our risk management and compliance-related infrastructure. Approximately 55.1% and 52.0% of noninterest expense for the three months ended June 30, 2024 and 2023, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense as such costs are critical to financial services organizations. The decrease as compared to the prior year period primarily reflects the implementation of expense reduction initiatives.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Noninterest expense was $59.1 million and $58.6 million in the six months ended June 30, 2024 and 2023, respectively. The increase from the prior year period primarily reflects increased operating expenses, specifically higher professional fees incurred to enhance our risk management and compliance-related infrastructure. This increase was partially offset by a decrease in occupancy travel, entertainment, dues and subscriptions expenses. Approximately 54.9% and 55.4% of noninterest expense for the six months ended June 30, 2024 and 2023, respectively, was related to personnel costs. Personnel costs are a significant part of our noninterest expense, as such costs are critical to financial services organizations.

Return on Assets and Equity

Assets

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Our return on average assets was 0.5% for the three months ended June 30, 2024, compared to 1.0% for the three months ended June 30, 2023. The decreased return in the three months ended June 30, 2024 is the result of a $4.0 million decrease in earnings, while average total assets decreased by $148.9 million, mainly as the result of a $64.3 million decrease in average interest-bearing balances with banks and a $54.6 million decrease in average consumer loans.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Our return on average assets was 0.5% for the six months ended June 30, 2024, compared to 1.2% for the six months ended June 30, 2023. The decreased return for the six months ended June 30, 2024 is the result of a $10.9 million decrease in earnings, while average total assets increased by $0.8 million, mainly the result of a $99.8 million increase in average interest-bearing deposits with banks, offset by a $57.4 million decrease in average consumer loans and a $37.9 million decrease in average real estate loans.

Equity

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Our return on average stockholders’ equity was 5.7% for the three months ended June 30, 2024, compared to 12.0% for the three months ended June 30, 2023. The decreased return in the three months ended June 30, 2024 is a result of a $4.0 million decrease in earnings, while average equity increased by $17.1 million.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Our return on average stockholders’ equity was 5.9% for the six months ended June 30, 2024, compared to 14.1% for the six months ended June 30, 2023. The decreased return for the six months ended June 30, 2024 is a result of a $10.9 million decrease in earnings, while average equity increased by $12.2 million.

Statement of Financial Condition

Cash and Cash Equivalents

Cash and cash equivalents totaled $455.5 million at June 30, 2024, compared to $398.2 million at December 31, 2023. We believe the current balance of cash and cash equivalents adequately serves our liquidity and performance needs. Total cash and cash equivalents fluctuate daily due to transactions in process and other liquidity demands.

Investment Securities

Investment securities, including equity securities, totaled $402.5 million at June 30, 2024, compared to $386.4 million at December 31, 2023. The following table presents a summary of the investment securities portfolio as of the periods shown. The available-for-sale securities are reported at estimated fair value.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Available-for-sale securities:
United States government agency securities	$41,034	$38,408
United States sponsored mortgage-backed securities	97,907	82,382
United States treasury securities	101,327	100,356
Municipal securities	103,778	106,907
Corporate debt securities	8,951	8,942
Other debt securities	7,500	7,500
Other securities	757	780
Investment securities available-for-sale	$361,254	$345,275

Equity securities	$41,261	$41,086

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

Loans

Our loan portfolio totaled $2.21 billion as of June 30, 2024 and $2.32 billion as of December 31, 2023. The Bank’s lending is primarily focused in North Central West Virginia, Northern Virginia, North Carolina and South Carolina. The portfolio consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

For more information regarding our loans, see Note 3 – Loans and Allowance for Credit Losses accompanying the consolidated financial statements included elsewhere in this report.

Loan Concentration

At June 30, 2024 and December 31, 2023, commercial and non-residential real estate loans comprised the largest component of the loan portfolio. A large portion of commercial loans are secured by real estate and are diverse in terms of geographical location and industry. Loans that are not secured by real estate are typically secured by accounts receivable, mortgages or equipment. While the loan concentration is in commercial loans, the commercial portfolio is comprised of loans to many different borrowers in numerous different industries, generally located in our primary market areas. Additionally, within the commercial portfolio, loans within the healthcare industry, which include loans to physicians, nursing homes and pharmacies, represent 22% of our total loan portfolio as of June 30, 2024.

Allowance for Credit Losses

The ACL was $22.1 million, or 1.00% of loans receivable, at June 30, 2024 and December 31, 2023. Over the six months ended June 30, 2024, the ACL was impacted by an increase in provision needed for individually analyzed loans of $2.2 million. Additionally, over the six months ended June 30, 2024, changes to the loan portfolio balances, qualitative factor adjustments and expected loss forecasts within the expected credit loss calculation resulted in allowance decreases of $0.8 million to the subprime auto segment, $0.6 million to the commercial and industrial segments and $0.3 million to the residential segment. All other segments combined experienced an allowance decrease of $0.6 million. Bank management expects that the markets in which it lends will experience economic improvements over the next one to two years, and most decreases in estimated loss rates have been further supported by decreases in loan balances in the six months ended June 30, 2024. This results in marginally lower allocation rates against slightly lower loan balances, resulting in an overall lower allowance needed for the pooled loan portfolio. However, this has been partially offset by the increase in allowance needed by the individually analyzed loans. Net charge-offs for the three months ended June 30, 2024 included $0.9 million related to five SBA loans secured by business assets and $0.6 million related to the subprime consumer automotive segment.

Management continually monitors the risk in the loan portfolio through the review of the monthly delinquency reports and the Loan Review Committee. The Loan Review Committee is responsible for determining the adequacy of the ACL. This analysis involves both the experience of the portfolio to date and the makeup of the overall portfolio. Specific loss estimates are derived for individual loans based on specific criteria such as current delinquent status, related deposit account activity, where applicable, and changes in the local and national economy. When appropriate, we also consider public knowledge and verifiable information from the local market to assess risks to specific loans and the loan portfolios as a whole.

Funding Sources

The Bank considers a number of alternatives including, but not limited to, deposits, short-term borrowings and long-term borrowings, when evaluating funding sources. Deposits remain the most significant source of funds, totaling $2.88 billion, or 97.4% of funding sources at June 30, 2024. This same information at December 31, 2023 reflected $2.90 billion in deposits representing 97.1% of funding sources. Borrowings, consisting of subordinated debt, senior term loan and FHLB and other borrowings represented 2.5% of funding sources at June 30, 2024, versus 2.7% at December 31, 2023. Repurchase agreements, which are available to large corporate customers, represented 0.1% of funding sources at June 30, 2024 and 0.2% at December 31, 2023.

At June 30, 2024, noninterest-bearing balances totaled $983.8 million, compared to $1.20 billion at December 31, 2023, or 34.1% and 41.3%, respectively, of total deposits. Interest-bearing deposits totaled $1.90 billion at June 30, 2024, compared to $1.70 billion at December 31, 2023.

The following table presents the balance of each of the deposit categories as of the periods shown:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Deposits:
Noninterest-bearing demand	$983,809	$1,197,272
NOW	478,555	538,444
Savings and money markets	642,699	571,299
Time deposits, including CDs and IRAs	777,789	594,461
Total deposits	$2,882,852	$2,901,476

Time deposits that meet or exceed the FDIC insurance limit	$2,943	$3,150

Average interest-bearing deposits were $1.72 billion during the three months ended June 30, 2024, compared to $2.04 billion during the same time period in 2023 and average noninterest-bearing deposits were $1.14 billion during the three months ended June 30, 2024 compared to $971.4 million during the same time period in 2023.

Average interest-bearing deposits were $1.76 billion during the six months ended June 30, 2024 compared to $1.77 billion during the same time period in 2023 and average noninterest-bearing deposits were $1.21 billion during the six months ended June 30, 2024 compared to $1.17 billion during the same time period in 2023.

The decrease in noninterest bearing deposits is primarily related to our decision to exit digital asset program. Digital asset program account balances declined $156.5 million as compared to December 31, 2023.

We utilize a custodial deposit transference structure for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a program bank). Accounts opened at program banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at program banks. We maintain the records of each account holders' deposits maintained at program banks. Program banks undergo robust due diligence prior to becoming a program bank and are also subject to continuous monitoring. These off-balance sheet deposits totaled $1.4 billion at June 30, 2024 and $1.1 billion at December 31, 2023 and represent gaming and banking-as-a-service.

Along with traditional deposits, the Bank has access to both short-term borrowings from FHLB, Federal Reserve Bank and overnight repurchase agreements to fund its operations and investments. For details on our borrowings, refer to Note 7 – Borrowed Funds accompanying the consolidated financial statements included elsewhere in this report.

Deposit Concentration

Our three primary Fintech deposit verticals are gaming, payments and banking-as-a-service, with deposits totaling $295.8 million, $314.1 million and $342.1 million as of June 30, 2024, respectively, compared to $354.1 million, $449.8 million and $251.6 million as of December 31, 2023, respectively. Of the gaming deposits, $270.3 million is with our three largest gaming clients at June 30, 2024.

Capital Resources

During the six months ended June 30, 2024, stockholders’ equity increased $7.2 million to $296.7 million. This increase primarily consists of net income of $8.6 million, common stock options exercised of $1.2 million and stock based compensation of $1.8 million, offset by cash dividends paid of $4.4 million.

The growth in assets of $25.9 million in the six months ended June 30, 2024 outpaced the growth in stockholders' equity, and the equity to assets ratio increased from 8.7% at December 31, 2023 to 9.0% at June 30, 2024. We paid dividends to common shareholders of $4.4 million and $4.3 million in the six months ended June 30, 2024 and 2023, respectively, compared to earnings of $8.6 million and $19.5 million in the six months ended June 30, 2024 and 2023, respectively, resulting in the dividend payout ratio increasing to 51.0% in the six months ended June 30, 2024 from 22.1% in the six months ended June 30, 2023.

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

The Bank's CBLR at June 30, 2024 was 10.7%, which is above the minimum requirement of 9%. Management believes that capital continues to provide a strong base for profitable growth.

Liquidity

Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand and deposit withdrawals without incurring a sustained negative impact on net interest income. It is our policy to optimize the funding of the balance sheet, continually balancing the stability and cost factors of various funding sources. We believe liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources and the portions of the investment and loan portfolios that mature within one year. Our liquid assets totaled $592.5 million as of June 30, 2024. These sources of funds should enable us to meet cash obligations as they come due.

The main source of liquidity for the Bank comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans and income from loans and investment securities. For the six months ended June 30, 2024, cash from operating and investing activities totaled $1.6 million and $87.2 million, respectively, while cash used in financing activities totaled $31.5 million. Significant changes in cash flows during the quarter include inflows from the net change in loans of $108.5 million and sales of available-for-sale investment securities of $24.3 million, partially offset by an outflow of $48.2 million to purchase available-for-sale investment securities and a decline in deposits of $18.6 million.

When appropriate, the Bank has the ability to take advantage of external sources of funds such as advances from the FHLB, national market certificate of deposit issuance programs, the Federal Reserve discount window, brokered deposits and Certificate of Deposit Account Registry Services. These external sources often provide attractive interest rates and flexible maturity dates that enable the Bank to match funding with the contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

Current Economic Conditions

We consider North Central West Virginia and Northern Virginia to be our primary market area for CoRe banking services. We consider our Fintech banking market to be customers located throughout the entire United States.

We believe that the current economic climate in our primary market areas reflects economic climates that are consistent with the general national economic climate. Unemployment in the United States was 4.3% for June 2024 and 3.6% for June 2023.

Supervision and Regulation

On July 30, 2024, the Board of Directors of the FDIC approved a notice of proposed rulemaking (the "NPR"), requesting public comment on proposed revisions to its regulations relating to brokered deposits. The proposed rules set forth in the NPR would, in part, revise the "deposit broker" definition and amend the analysis of the "primary purpose" exception. The NPR also proposes to eliminate the "exclusive deposit placement arrangement exception," as well as make changes to the notice and application process for the primary purpose exception. The proposed rules would also clarify when an insured depository institution can regain status as an "agent institution" under the limited exception for a capped amount of reciprocal deposits.

Elimination of the "exclusive deposit placement arrangement exception" as proposed in the NPR would require the Bank to reevaluate its current classification of certain BaaS deposit and could require the Bank to reclassify those as brokered deposits. We may also be required to reclassify certain BaaS deposits as brokered deposits in the event the FDIC were to conclude under the existing framework that such deposits should be classified as brokered deposits. The Bank will continue to monitor regulatory guidance on the treatment of deposits in light of the proposed NPR and application of the existing brokered deposit framework by regulators.

We provide additional information on our Supervision and Regulation in our 2023 Form 10-K under “Part I, Item 1. Business—Supervision and Regulation.”

Commitments and Contingent Liabilities

In the ordinary course of business, we offer financial instruments with off-balance sheet risk to meet our customers' financing needs. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies when making commitments and conditional obligations as we do for on-balance-sheet instruments.

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

Standby letters of credit are conditional commitments issued by us to guarantee a customer's performance to a third-party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Our policy for obtaining collateral and the nature of such collateral is substantially the same as that involved in making commitments to extend credit.

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

Item 4 – Controls and Procedures

As of June 30, 2024, we carried out an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on the results of this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting, as defined in
Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

MVB Financial Corp.

Date:	August 7, 2024	By:	/s/ Larry F. Mazza
Larry F. Mazza
CEO and Director
(Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Donald T. Robinson
Donald T. Robinson
President and CFO
(Principal Financial and Accounting Officer)